Form 10-Q
period 2001-09-30
MAX RE CAPITAL LTD
filed 2001-11-14
CIK 1141719

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                               -------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                               -------------------

Commission file number 000-33047

                               -------------------

                               MAX RE CAPITAL LTD.

                               -------------------

             (Exact name of registrant as specified in its charter)

                   BERMUDA                                 Not Applicable

   -----------------------------                      ------------------------
(State or other jurisdiction of incorporation              (IRS Employer
              or organization)                          Identification No.)

                                   Ascot House
                                 28 Queen Street
                                 Hamilton, HM 11
                                     Bermuda

                               -------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (441) 296-8800

                               -------------------

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of September 30, 2001 was 39,774,879.

                               MAX RE CAPITAL LTD.

                                      INDEX
                                      -----

                                                                                                    PAGE
                                                                                                    ----
PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements ..................................................................     1

      The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

          Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
          December 31, 2000 (audited) ...........................................................     1

          Consolidated Statements of Operations and Comprehensive Income for the
          Quarters and the Nine Months Ended September 30, 2001 and 2000
          (unaudited) ...........................................................................     2

          Consolidated Statements of Changes in Shareholders' Equity for the Nine Months
          Ended September 30, 2001 and 2000 (unaudited) .........................................     3

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000 (unaudited) ...............................................     4

          Notes to the Interim Consolidated Financial Statements (unaudited) ....................     5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .................................................................     9

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk .............................    13

PART II--OTHER INFORMATION ......................................................................    15
--------------------------

ITEM 1.   Legal Proceedings .....................................................................    15

ITEM 2.   Changes in Securities .................................................................    15

ITEM 3.   Defaults Upon Senior Securities .......................................................    15

ITEM 4.   Submission of Matters to a Vote of Security Holders ...................................    15

ITEM 5.   Other Information .....................................................................    15

ITEM 6.   Exhibits and Reports on Form 8-K ......................................................    16

SIGNATURES ......................................................................................   S-1
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Expressed in thousands of United States Dollars, except share amounts)

                                                                         September 30, 2001       December 31, 2000
                                                                         ------------------       -----------------
ASSETS
Cash and cash equivalents                                               $        51,471           $     27,631
Fixed maturities, available for sale at fair value                              757,664                479,634
Alternative investments, at fair value                                          548,949                347,099
Accrued interest income                                                           8,981                  7,111
Premiums receivable                                                             139,051                  2,708
Losses recoverable from reinsurers                                              102,909                  5,370
Funds withheld                                                                   51,388                 41,991
Deferred acquisition costs                                                       44,720                      -
Deferred charges                                                                 19,867                 21,681
Prepaid reinsurance premiums                                                     26,356                      -
Other assets                                                                      5,009                  2,275

                                                                        -------------------       -----------------
Total assets                                                            $     1,756,365           $    935,500
                                                                        ===================       =================

LIABILITIES
Life and annuity benefits                                               $       331,635           $    253,919
Property and casualty losses                                                    352,068                115,763
Property and casualty experience refunds                                         21,416                 20,574
Reinsurance balances payable                                                    101,006                 22,667
Deposit liabilities                                                              79,153                      -
Unearned property and casualty premiums                                         161,321                    403
Accounts payable and accrued expenses                                            10,781                  7,579

                                                                        -------------------       -----------------
Total liabilities                                                             1,057,380                420,905
                                                                        -------------------       -----------------

Minority interest                                                               115,227                114,180
                                                                        -------------------       -----------------

SHAREHOLDERS' EQUITY
Preferred shares
    par value $1; 20,000,000 shares authorized
    no shares issued or outstanding                                                   -                      -
Common shares
    par value $1; 200,000,000 shares authorized
    39,774,879 shares issued and outstanding (2000 - 27,682,963)                 39,775                 27,683
Additional paid-in capital                                                      546,251                376,905
Loans receivable from officers for common share sales                           (12,575)               (11,650)
Unearned stock grant compensation                                                (3,155)                  (630)
Accumulated other comprehensive income                                           19,774                  6,801
Retained earnings (deficit)                                                      (6,312)                 1,306

                                                                        -------------------       -----------------
Total shareholders' equity                                                      583,758                400,415
                                                                        -------------------       -----------------

                                                                        -------------------       -----------------
Total liabilities, minority interest and shareholders' equity           $     1,756,365           $    935,500
                                                                        ===================       =================

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

                                                        Three Months Ended              Nine Months Ended
                                                            September 30                   September 30
                                                        2001            2000           2001             2000
                                                        ----            ----           ----             ----
REVENUE
Gross written premiums                              $   42,395     $   35,426      $  471,103     $    306,187
Reinsurance premiums ceded                              (6,352)             -         (79,250)               -
                                                    ----------     ----------      ----------     ------------
Net written premium                                 $   36,043     $   35,426      $  391,853     $    306,187
                                                    ==========     ==========      ==========     ============

Earned premiums                                     $   67,871     $   51,916      $  310,184     $    288,557
Earned premiums ceded                                  (12,332)             -         (52,894)               -
                                                    ----------     ----------      -----------    ------------
Net premiums earned                                     55,539         51,916         257,290          288,557

Net interest income                                     13,244          6,035          31,998           15,560
Net gains (losses) on alternative investments           (4,734)         8,577          15,383              175
Net realized gains on fixed maturities                     183            325             969              327
Other income                                             1,056              -           2,498                -
                                                    ----------     ----------      ----------     ------------
Total revenue                                           65,288         66,853         308,138          304,619
                                                    ----------     ----------      ----------     ------------

LOSSES AND EXPENSES
Losses, benefits and experience refunds                 59,626         39,637         279,209          273,869
Acquisition costs                                        8,813         10,929          21,262           14,086
Interest expense                                         2,846              -           2,846                -
General and administrative expenses                      5,009          3,836          14,620           10,205
                                                    ----------     ----------      ----------     ------------
Total losses and expenses                               76,294         54,402         317,937          298,160
                                                    ----------     ----------      ----------     ------------

INCOME / (LOSS) BEFORE MINORITY
INTEREST                                               (11,006)        12,451          (9,799)           6,459

Minority interest                                       (2,315)         3,281          (2,181)           1,576
                                                    ----------     ----------      ----------     ------------
NET INCOME / (LOSS)                                     (8,691)         9,170          (7,618)           4,883

Change in net unrealized appreciation of fixed
maturities                                              12,132          1,441          12,973            3,077
                                                    ----------     ----------      ----------     ------------
COMPREHENSIVE INCOME                                $    3,441     $   10,611      $    5,355     $      7,960
                                                    ==========     ==========      ==========     ============

Basic net income (loss) per share                   $    (0.25)    $     0.33      $    (0.25)    $       0.21
                                                    ==========     ==========      ==========     ============
Diluted net income (loss) per share                 $    (0.26)    $     0.33      $    (0.26)    $       0.21
                                                    ==========     ==========      ==========     ============

Weighted average shares outstanding - basic         34,935,749     27,515,278      30,369,075       23,093,787
                                                    ==========     ==========      ==========     ============
Weighted average shares outstanding - diluted       42,255,081     35,269,004      38,242,049       30,557,917
                                                    ==========     ==========      ==========     ============

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

                                                                         Nine Months Ended September 30
                                                                            2001                2000
                                                                            ----                ----
Preferred Shares
    Balance, beginning of period                                      $          -       $          -
                                                                      ------------       ------------
    Balance, end of period                                                       -                  -
                                                                      ------------       ------------

Common shares
    Balance, beginning of period                                            27,683             14,749
    Issuance of shares                                                      13,103             12,894
    Repurchase of shares                                                    (1,011)               (10)
                                                                      ------------       ------------
    Balance, end of period                                                  39,775             27,633
                                                                      ------------       ------------

Additional paid-in capital
    Balance, beginning of period                                           376,905            200,179
    Issuance of shares                                                     182,389            175,840
    Repurchase of shares                                                   (13,043)              (140)
                                                                      ------------       ------------
    Balance, end of period                                                 546,251            375,879
                                                                      ------------       ------------

Retained earnings (deficit)
    Balance, beginning of period                                             1,306             (7,393)
    Net income (loss)                                                       (7,618)             4,883
                                                                      ------------       ------------
    Balance, end of period                                                  (6,312)            (2,510)
                                                                      ------------       ------------

Accumulated other comprehensive income
    Balance, beginning of period                                             6,801                  -
    Change in net unrealized appreciation of fixed maturities               12,973              3,077
                                                                      ------------       ------------
    Balance, end of period                                                  19,774              3,077
                                                                      ------------       ------------

Notes and loans receivable from common share sale
    Balance, beginning of period                                           (11,650)           (20,750)
    Notes and loans issued                                                  (1,025)           (21,182)
    Notes and loans repaid                                                     100             30,432
                                                                      ------------       ------------
    Balance, end of period                                                 (12,575)           (11,500)
                                                                      ------------       ------------

Unearned stock grant compensation
    Balance, beginning of period                                              (630)                 -
    Stock grants awarded                                                    (3,288)                 -
    Amortization                                                               763                  -
                                                                      ------------       ------------
    Balance, end of period                                                  (3,155)                 -
                                                                      ------------       ------------

Total shareholders' equity                                            $    583,758       $    392,579
                                                                      ============       ============

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

                                                                           Nine Months Ended September 30
                                                                             2001                    2000
                                                                             ----                    ----
OPERATING ACTIVITIES
Net income (loss)                                                $          (7,618)      $           4,883
Adjustments to reconcile net income (loss) to net cash
from operating activities:
    Minority share of income (loss)                                         (2,181)                  1,576
    Amortization of unearned stock grant compensation                          763                       -
    Amortization of discount on fixed maturities                              (850)                   (646)
    Realized gains on fixed maturities                                        (969)                   (327)
    Net gains on alternative investments                                   (15,384)                   (175)
    Accrued interest income                                                 (1,870)                      -
    Premiums receivable                                                   (136,343)               (179,693)
    Losses recoverable from reinsurers                                     (97,539)                      -
    Funds withheld                                                          (9,397)                (23,063)
    Deferred acquisition costs                                             (44,720)                 (1,528)
    Deferred charges                                                         1,814                  (5,000)
    Prepaid reinsurance premiums                                           (26,356)                      -
    Other assets                                                            (2,734)                   (953)
    Life and annuity benefits                                               77,716                 200,007
    Property and casualty losses                                           236,305                  62,653
    Property and casualty experience refunds                                   842                  13,135
    Reinsurance balances payable                                            78,339                       -
    Deposit liabilities                                                     79,153                       -
    Unearned property and casualty premiums                                160,918                  17,629
    Accounts payable and accrued expenses                                    3,202                  (4,230)
                                                                 -----------------       -----------------
Cash from operating activities                                             293,091                  84,269
                                                                 -----------------       -----------------

INVESTING ACTIVITIES
    Purchase of fixed maturities                                          (390,287)               (326,466)
    Purchase of alternative investments, net                              (186,466)               (282,500)
    Sales of fixed maturities                                              118,497                  46,601
    Redemptions of fixed maturities                                         11,780                       -
                                                                 -----------------       -----------------
Cash used in investing activities                                         (446,476)               (562,365)
                                                                 ------------------      ------------------

FINANCING ACTIVITIES
    Net proceeds from subscriptions to share capital                       191,179                 188,584
    Repurchases of common shares                                           (14,054)                      -
    Notes and loans repaid                                                     100                   9,250
                                                                 -----------------       -----------------
Cash from financing activities                                             177,225                 197,834
                                                                 -----------------       -----------------

Changes in cash and cash equivalents                                        23,840                (280,263)

Cash and cash equivalents, beginning of period                              27,631                 305,142
                                                                 -----------------       -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $          51,471       $          24,879
                                                                 =================       =================

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd., Max Re Ltd., Max Re Europe Ltd., Max Re Diversified Strategies, Ltd., and Max Re Managers Ltd. (collectively, the "Company"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position and results. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the 2000 audited consolidated financial statements and notes thereto.

     Max Re Capital Ltd. was incorporated on July 8, 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products through its wholly owned subsidiaries Max Re Ltd. ("Max Re"), licensed under the laws of Bermuda as a Class 4 insurer and long-term insurer, and Max Re Europe Limited ("Max Re Europe"), a reinsurance company incorporated and operated in Dublin, Ireland.

     On August 17, 2001, Max Re Capital Ltd. completed an initial public offering (the "IPO") of 12,000,000 common shares. Total proceeds received net of underwriting discounts and commissions were $179,520,000. The Company incurred direct offering costs of $3.5 million. All offering costs were deducted from the gross proceeds of the IPO. Substantially all of the net proceeds were contributed to Max Re in support of its reinsurance operations.

2.   EARNINGS PER SHARE

     Basic net income per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted net income per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

3.   SEGMENT INFORMATION

     A summary of operations by segment for the nine months ended September 30, 2001 and 2000 was as follows:

                                                                   September 30, 2001
                                                   Life and    Property and
                                                   Annuity       Casualty          Other       Consolidated
                                                -------------------------------------------------------------
                                                      (Expressed in thousands of United States Dollars)
Operations data:
Gross written premiums                           $   113,971   $    357,132   $           -   $     471,103
Reinsurance premiums ceded                           (17,424)       (61,826)              -         (79,250)
                                                -------------------------------------------------------------
      Net written premium                        $    96,547   $    295,306   $           -   $     391,853
                                                =============================================================


Earned premiums                                  $   113,971   $    196,213   $           -   $     310,184
Earned premiums ceded                                (17,424)       (35,470)              -         (52,894)
                                                -------------------------------------------------------------
      Net premiums earned                             96,547        160,743               -         257,290


Net interest income                                        -              -          31,998          31,998
Net gains on alternative investments                       -              -          15,383          15,383
Net realized gains on fixed maturities                     -              -             969             969
Other income                                               -            500           1,998           2,498
                                                -------------------------------------------------------------

      Total revenues                                  96,547        161,243          50,348         308,138

Losses, benefits and experience refunds              111,850        167,359               -         279,209
Acquisition costs                                        740         20,522               -          21,262
Interest expense                                       2,846              -               -           2,846
General and administrative expense                     4,694          4,178           5,748          14,620
                                                -------------------------------------------------------------
      Total losses and expenses                      120,130        192,059           5,748         317,937
Income (loss) before minority interest           $   (23,583)  $    (30,816)  $      44,600   $      (9,799)
                                                =============================================================

Total assets                                     $         -   $          -   $   1,756,365   $   1,756,365
                                                =============================================================

                                                                         September 30, 2000
                                                     Life and        Property and
                                                     Annuity          Casualty           Other        Consolidated
                                                -------------------------------------------------------------------
                                                         (Expressed in thousands of United States Dollars)
Operations data:
Gross written premiums                           $   202,527         $    103,660      $      -         $   306,187
Reinsurance premiums ceded                                 -                    -             -                   -
                                                -------------------------------------------------------------------
      Net written premium                        $   202,527         $    103,660      $      -         $   306,187
                                                ===================================================================

Earned premiums                                  $   202,527         $     86,030      $      -         $   288,557
Earned premiums ceded                                                           -             -                   -
                                                -------------------------------------------------------------------
      Net premiums earned                            202,527               86,030             -             288,557

Net interest income                                        -                    -        15,560              15,560
Net gains on alternative investments                       -                    -           175                 175
Net realized gains on fixed maturities                                                      327                 327
                                                -------------------------------------------------------------------

      Total revenues                                 202,527               86,030        16,062             304,619

Losses, benefits and experience refunds              203,879               69,990             -             273,869
Acquisition costs                                        149               13,937             -              14,086
General and administrative expense                     3,003                2,729         4,473              10,205
                                                -------------------------------------------------------------------
      Total losses and expenses                      207,031               86,656         4,473             298,160

Income (loss) before minority interest           $    (4,504)        $       (626)     $ 11,589         $     6,459
                                                ===================================================================

Total assets                                     $         -         $          -      $802,532         $   802,532
                                                ===================================================================


     Financial information relating to gross written premiums by geographic region for the nine months ended September 30, 2001 and 2000 was as follows:

                                                   September 30,
                                               2001             2000
                                         -------------------------------
                                           (Expressed in thousands of
                                             United States Dollars)

North America                            $  390,103          $   243,437
Europe                                       81,000               62,750
Reinsurance Ceded - North America           (79,250)                   -
                                         -------------------------------

                                         $  391,853          $   306,187
                                         ===============================

     Four customers accounted for 33.3%, 21.9%, 17.2% and 13.8% of the Company's gross written premiums during the nine months ended September 30, 2001. Two customers accounted for 57.2% and 16.7% of the Company's gross written premiums during the nine months ended September 30, 2000.

4.  GRAND CENTRAL RE LIMITED

     In May 2001, the Company made an equity investment of $15 million for 7.5% of the ordinary shares of Grand Central Re Limited ("Grand Central Re"), a reinsurance company domiciled in Bermuda. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheet.

     Max Re Managers Ltd., a wholly owned subsidiary of Max Re Capital Ltd., provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services were $1,998,000 for the nine months ended September 30, 2001 and are included in other income in the accompanying consolidated statements of operations and comprehensive income.

5.   SHARE REPURCHASE PROGRAM

     On September 17, 2001, Max Re Capital Ltd. announced that its Board of Directors authorized Max Re Capital Ltd. to repurchase up to $15 million of its outstanding common shares, the non-voting common shares of its subsidiary Max Re and warrants to acquire shares of either such securities. On September 27, 2001, Max Re Capital Ltd. announced that its Board of Directors authorized the purchase of up to an additional $25 million of such securities, bringing the total authorized repurchases to $40 million. As of September 30, 2001, Max Re Capital Ltd. had repurchased 1,004,000 common shares at an average of $13.90 per common share for a total amount of approximately $14.0 million, including costs incurred to effect the repurchases.

6.   ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") 142, "Goodwill and Other Intangible Assets." FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. In addition, in June 2001, the FASB issued FAS 141, "Business Combinations" which requires full amortization of negative goodwill at the time the pronouncement is implemented. These statements are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Currently, these statements will not have any impact on the financial position of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following is a discussion and analysis of the Company's results of operations for the three and nine month periods ended September 30, 2001 compared to the three and nine month periods ended September 30, 2000 and financial condition as of September 30, 2001. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto.

Overview

            The Company is a Bermuda-based provider of reinsurance for both the life and annuity, including disability, and property and casualty insurance markets. The Company offers customized, alternative risk transfer reinsurance products in both markets. The Company continually considers other opportunities in the financial services markets. In evaluating such opportunities, the Company assesses the competitive advantage it possesses based on its skills and capabilities.

            The Company's capital base and structured reinsurance products provide flexibility in making decisions regarding investments. The Company's investments are comprised of both high grade fixed income securities, referred to in our financial statements as fixed maturities, and a diversified, alternative investment portfolio that is currently invested in approximately 50 underlying funds.

            The Company anticipates increased demand for its property and casualty reinsurance products. The supply of property and casualty insurance and reinsurance was significantly impacted by the terrorist attacks of September 11, 2001. The impact on the supply, as well as a much firmer price environment, should present the Company with increased opportunities in the property and casualty market.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

         Gross written premiums. Gross written premiums for the three months ended September 30, 2001 were $42.4 million compared to $35.4 million for the three months ended September 30, 2000, which represents an increase of 20%. Gross written premiums for life and annuity were $0.3 million for the three months ended September 30, 2001 compared to zero for the same period in 2000. In the current low interest rate environment, the demand for the Company's life and annuity products has decreased, resulting in the low premium volume during the three months ended September 30, 2001. Gross written premiums for property and casualty were $42.1 million for the three months ended September 30, 2001 compared to $35.4 million for the same period in 2000. Gross written premiums for property and casualty increased principally due to our underwriting team being in place for over a year and the firmer price environment for property and casualty reinsurance products that causes clients to seek to structure more attractively priced alternatives and products.

         Premiums ceded. Premiums ceded for the three months ended September 30, 2001 were $6.4 million compared to zero for the three months ended September 30, 2000. The premiums ceded were principally related to the Company's quota-share retrocessional agreement with Grand Central Re.

          Net premiums earned. Net premiums earned for the three months ended September 30, 2001 were $55.5 million compared to $51.9 million for the three months ended September 30, 2000. Life and annuity net premiums earned were $0.2 million, after the deduction of $0.1 million of earned premiums ceded, for the three months ended September 30, 2001 compared to zero for the three months ended September 30, 2000. Property and casualty net premiums earned were $55.3 million, after the deduction of $12.3 million of earned premiums ceded, for the three months ended September 30, 2001 compared to $51.9 million for the three months ended September 30, 2000.

          Net interest income. Net interest income was $13.2 million for the three months ended September 30, 2001 compared to $6.0 million for the three months ended September 30, 2000. The increase was primarily attributable to the increase in the fixed income portfolio resulting from cash received in collection of premiums written since September 30, 2000. Declining interest rates caused a total return of 4.46% for the fixed income portfolio for the three months ended September 30, 2001 compared to a total return of 2.51% for the three months ended September 30, 2000.

          Net gains (losses) on alternative investments. Net gains (losses) on the alternative investment portfolio were $(4.7) million for the three months ended September 30, 2001 compared to $8.6 million for the three months ended September 30, 2000. The alternative investment portfolio lost (0.83%) during the three months ended September 30, 2001 compared to a 3.92% gain during the three months ended September 30, 2000.

          Losses, benefits and experience refunds. Losses, benefits and experience refunds were $59.6 million for the three months ended September 30, 2001 compared to $39.6 million for the three months ended September 30, 2000. Life and annuity benefits were $6.4 million for the three months ended September 30, 2001 compared to $0.2 million for the three months ended September 30, 2000. The increase was attributable to the accretion of future benefits payable on all reinsurance policies in force. Property and casualty losses were $53.2 million for the three months ended September 30, 2001 compared to $39.4 million for the three months ended September 30, 2000. The increase in property and casualty losses was directly related to the increase in property and casualty premiums written and earned. In addition, the Company took a gross charge of $5.0 million for estimated claims relating to the World Trade Center tragedy on September 11, 2001. After consideration of reinsurance recoveries and additional premiums on contracts incurring losses, the Company's net provision was $3.0 million.

          Acquisition costs. Acquisition costs were $8.8 million for the three months ended September 30, 2001 compared to $10.9 million for the three months ended September 30, 2000. Acquisition costs during each of the three months ended September 30, 2001 and 2000 consisted primarily of amortization of deferred policy acquisition costs. Acquisition costs are customarily associated with the type of premium written. Generally, acquisition costs fluctuate with business volume and changes in product mix.

          General and administrative expenses. General and administrative expenses were $5.0 million for the three months ended September 30, 2001 compared to $3.8 million for the three months ended September 30, 2000. The increase of $1.2 million reflects the costs associated with growing the operations, and principally relate to staff additions.

         Net income (loss). Net loss for the three nine months ended September 30, 2001 was $(8.7) million compared to net income of $9.2 million for the three months ended September 30, 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

         Gross written premiums. Gross written premiums for the nine months ended September 30, 2001 were $471.1 million compared to $306.2 million for the nine months ended September 30, 2000. Gross written premiums for life and annuity declined to $114.0 million for the nine months ended September 30, 2001 from $202.5 million for the nine months ended September 30, 2000. Gross written premiums for property and casualty increased to $357.1 million for the nine months ended September 30, 2001 from $103.7 million for the nine months ended September 30, 2000. Gross written premiums for property and casualty increased due to an improved premium price environment within the industry and the Company having more fully developed its underwriting team.

          Premiums ceded. Premiums ceded for the nine months ended September 30, 2001 were $79.3 million compared to zero for the nine months ended September 30, 2000. The premiums ceded in 2001 were related principally to the variable quota share retrocessional agreement with Grand Central Re.

         Net premiums earned. Net premiums earned for the nine months ended September 30, 2001 were $257.3 million compared to $288.6 million for the nine months ended September 30, 2000. Life and annuity net premiums earned were $96.5 million, after the deduction $17.4 million of earned premiums ceded, for the nine months ended September 30, 2001 compared to $202.5 million for the same period in 2000. Property and casualty net premiums earned were $160.7 million, after the deduction of $35.5 million of earned premiums ceded, compared to $86.0 million for the nine months ended September 30, 2000.

         Net interest income. Net interest income was $32.0 million for the nine months ended September 30, 2001 compared to $15.6 million for the nine months ended September 30, 2000. The increase was primarily attributable to the increase in the fixed income portfolio resulting from cash received in collections of written premiums since September 30, 2000.

         Net gains on alternative investments. Net gains on the alternative investment portfolio were $15.4 million for the nine months ended September 30, 2001 compared to $0.2 million for the nine months ended September 30, 2000. The alternative investment portfolio returned 3.97% during the nine months ended September 30, 2001 compared to 1.78% during the nine months ended September 30, 2000.

         Losses, benefits and experience refunds. Losses, benefits and experience refunds were $279.2 million for the nine months ended September 30, 2001 compared to $273.9 million for the nine months ended September 30, 2000. Life and annuity benefits were $111.8 million for the nine months ended September 30, 2001 compared to $203.9 million for the nine months ended September 30, 2000. The decrease was attributable to the Company's lower premium volume in its life and annuity business for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Property and casualty losses were $158.4 million for the nine months ended September 30, 2001 compared to $56.9 million for the nine months ended September 30, 2000. The increase in property and casualty losses was directly related to the increase in property and casualty premiums written and earned. Property and casualty experience refunds were $9.0 million for the nine months ended September 30, 2001 compared to $13.1 million for the nine months ended September 30, 2000.

          Acquisition costs. Acquisition costs were $21.3 million for the nine months ended September 30, 2001 compared to $14.1 million for the nine months ended September 30, 2000. Acquisition costs during each of the nine months ended September 30, 2001 and 2000 consisted primarily of amortization of deferred policy acquisition costs. The increase resulted principally from an increase in property and casualty premiums for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, which typically include higher policy acquisition costs compared to the life and annuity premiums.

          General and administrative expenses. General and administrative expenses were $14.6 million for the nine months ended September 30, 2001 compared to $10.2 million for the nine months ended September 30, 2000. General and administrative expenses in the nine months ended September 30, 2001 were 4.19% of net premiums earned and deposits compared to 3.53% for the nine months ended September 30, 2000.

          Net income (loss). Net loss for the nine months ended September 30, 2001 was $(7.6) million compared to net income of $4.9 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     As a holding company, Max Re Capital Ltd.'s principal assets are our investments in the voting common stock of our principal subsidiary, Max Re, and the common stock of our other subsidiaries. Our principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Max Re. The payment of dividends is, under certain circumstances, limited under Bermuda insurance laws. In particular, each of Max Re Capital Ltd. and Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At September 30, 2001, Max Re, which is required to have $162.7 million in statutory capital and surplus in order to pay dividends, had $597.8 million in statutory capital and surplus.

            Cash flow. The Company's principal sources of cash are premiums and deposits received, underwriting management fees, investment income and proceeds from redemptions, sales and maturities of portfolio investments. The cash is utilized to pay losses and benefits, pay experience refunds, pay policy acquisition costs, purchase retrocessional protection, satisfy operating and capital expenditures and purchase investments. For the nine months ended September 30, 2001, we generated $293.1 million from our operating activities as compared with $84.3 million for the nine months ended September 30, 2000. Cash flows from operating activities increased substantially due to collection of premiums and deposits related to the development of our reinsurance operations and growth in business volume.

            Capital resources. Our capital structure currently consists of minority interest and equity. At September 30, 2001, total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $699.0 million as compared with $514.6 million at December 31, 2000. Shareholders' equity increased from $392.3 million at September 30, 2000 to $583.8 million at September 30, 2001. The increase during the nine months ended September 30, 2001 included $179.5 million net proceeds from the issuance of 12 million additional common shares in connection with the Company's IPO in August 2001, $14.7 million from the issuance of common shares in connection with the formation of Grand Central Re and $13.0 million in unrealized gains from fixed maturities, offset by common share repurchases of $14.1 million, a net loss from operations of $7.6 million and $2.5 million of unearned stock grant compensation provided to employees during 2001 and 2000. We continuously review our capital adequacy and we believe this level of capital is sufficient to support the Company's current reinsurance operations and allow for future growth.

     The Company has a $300 million letter of credit facility with a syndicate of commercial banks. At September 30, 2001 and December 31, 2000 letters of credit totaling $249.1 million and $189.7 million, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to meet regulatory requirements. All issued letters of credit were fully collateralized by our investments. The Company was in compliance with all the covenants of this letter of credit facility at September 30, 2001.

     Since inception, the Company has had no outstanding debt. The Company may incur indebtedness in the future.

     On November 2, 2001 the Board of Directors declared a quarterly shareholder dividend of $.02 per share payable to shareholders of record on November 16, 2001. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Board of Directors.

     The Company had no material commitments for capital expenditures at September 30, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company engages in an investment strategy that combines a fixed income portfolio and an alternative investment portfolio that employ strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed income portfolio to fund operations and protect against unexpected events, and the Company has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company's investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed income portfolio, the Company's risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity intended to match the cash outflow characteristics of the Company's life and annuity and property and casualty liabilities.

         As of September 30, 2001, the Company was not exposed to or holding any high-yield investments. Currently, the Company's policy is to limit such investments to a maximum of two percent of invested assets. In addition, the Company was not holding any derivative positions. Pursuant to the Company's policy, derivative positions are allowed only for the purpose of risk management and security replication. As a result, the Company believes that its exposure to credit risk and losses due to leverage is not material. At September 30, 2001, the impact on the fixed income portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.43% or approximately $27.4 million and the impact on the fixed income portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.81% or approximately $30.5 million.

          With respect to the Company's alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company's fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies' low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2001, the impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of
 .68% or approximately $3.7 million and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of .68% or approximately $3.7 million.

                            PART II OTHER INFORMATION

ITEM 1.   Legal Proceedings

            There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company.

ITEM 2.   Changes in Securities

            Not applicable.

ITEM 3.   Defaults Upon Senior Securities

            Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

            Not applicable.

ITEM 5.   Other Information

          Forward-Looking Statements

          This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized include, without limitation, acceptance in the market of the Company's reinsurance products; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; material fluctuations in interest rate levels; regulatory changes and conditions; rating agency policies and practices; claims development; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Form 10-Q which could cause actual results to differ before making an investment decision.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

            None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Max Re Capital Ltd.

                                  /s/ Robert J. Cooney
                                  --------------------------------------
                                  Name:  Robert J. Cooney
                                  Title: President and Chief Executive
                                            Officer

Date: November 14, 2001

                                  /s/ Keith S. Hynes
                                  --------------------------------------
                                  Name:  Keith S. Hynes
                                  Title: Executive Vice President and
                                            Chief Financial Officer

Date: November 14, 2001