Form 10-K405
period 2001-12-31
MAX RE CAPITAL LTD
filed 2002-03-27
CIK 1141719

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2001, Commission File Number 000-33047


                               MAX RE CAPITAL LTD.
                               -------------------
             (Exact name of registrant as specified in its charter)

                       Bermuda                                               Not Applicable
------------------------------------------------------          ------------------------------------------
  (State or other jurisdiction of incorporation or                          (I.R.S. Employer
                    organization)                                        Identification Number)

                                   Ascot House
                                 28 Queen Street
                                 Hamilton, HM 11
                                     Bermuda
                                     -------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (441) 296-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                                      Name of each exchange on which registered:
None                                                      None
---------------------------------------------             -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, Par Value $1.00 per share (the "Common Shares")
--------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.

Yes    [X]     No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this
Form 10-K.    [X]

The aggregate market value of voting securities of the registrant held by non-affiliates of the registrant on March 14, 2002 was $573,028,934 based upon closing price on The Nasdaq National Market for such date. The number of Common Shares of registrant's stock outstanding as of March 14, 2002 was 39,621,879.

Documents incorporated by reference:

Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 2, 2002 filed with the Securities Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         References in this Annual Report on Form 10-K to Max Re Capital or the Company refer to Max Re Capital Ltd. and, unless the context otherwise requires or is otherwise as expressly stated, its subsidiaries, Max Re Ltd., licensed under the laws of Bermuda as a Class 4 insurer and long-term insurer ("Max Re"), Max Re Europe Limited, a reinsurance company incorporated and operated in Dublin, Ireland ("Max Re Europe"), Max Re Diversified Strategies, Ltd., a company organized under the laws of the Bahamas ("Max Re Diversified") and Max Re Mangers Ltd., licensed under the laws of Bermuda as an insurance manager ("Max Re Managers").

Safe Harbor Disclosure

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company's current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to the Company or the Company's management. When the Company makes forward-looking statements, it is basing them on management's beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, without limitation, acceptance in the market of the Company's reinsurance products; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; material fluctuations in interest rate levels; regulatory changes and conditions; rating agency policies and practices; claims development; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this Annual Report on Form 10-K reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company's operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company's behalf are expressly qualified in their entirety by this paragraph.

General Description

         Max Re Capital is a holding company formed in July 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products through its wholly owned subsidiaries Max Re and Max Re Europe. The Company commenced operations in January 2000.

         Max Re Diversified holds the Company's alternative investments, other than strategic equity investments in other reinsurance entities that are held by Max Re, and Max Re Managers provides reinsurance underwriting and administrative services on a fee basis.

         In December 1999, the Company raised gross proceeds of $331 million from an initial private placement of its Common Shares, par value $1.00 per share, and non-voting common shares of Max Re, par value $1.00 per share ("Max Re Non-Voting Common Shares"). In March 2000, the Company completed a second private placement of the Common Shares which raised an additional $180 million of gross proceeds. The Company used substantially all of the net proceeds of these offerings to capitalize its reinsurance operations.

         On August 14, 2001, in connection with the Company's initial public offering of 12,000,000 Common Shares, the Company's Common Shares began trading on the Nasdaq National Market under the symbol MXRE. Total proceeds received, net of underwriting discounts and commissions, were $179.5 million. Substantially all of the net proceeds were contributed to Max Re in support of its reinsurance operations. The Company's Common Shares are listed on the Nasdaq National Market and the Bermuda Stock Exchange.

Business Segments

         The Company operates in the reinsurance business, offering both property and casualty and life and annuity, including disability, products. Operations commenced January 1, 2000. The table below sets forth our gross premiums written by type of risk for the years ended December 31, 2001 and 2000. Additional information about the Company's business segments is set forth in
Note 15 to the audited consolidated financial statements included herein.

                                                                           2001                              2000
                                                             ---------------------------------  -------------------------------
                                                                               Percentage of                    Percentage of
                                                                  Gross            Total            Gross           Total
                                                                Premiums       Gross Premiums      Premiums     Gross Premiums
                                                                 Written          Written          Written         Written
                                                             ---------------   --------------   --------------  --------------
                                                             (in thousands)                     (in thousands)
Property and casualty:
   Workers' Compensation (1) ............................         $300,327           42.3%          $  1,000            0.2%
   Automobile ...........................................               --             --             51,000           12.5
   Medical Malpractice ..................................               48             --              2,219            0.5
   Whole Account ........................................          196,077           27.6             72,101           17.6
                                                                  --------        -------           --------        -------
     Aggregate Property and Casualty ....................          496,452           69.9            126,320           30.8
                                                                  --------        -------           --------        -------
Life and annuity:
   Disability (1) .......................................          109,983           15.5            221,389           54.1
   Structured Settlement ................................          100,128           14.1                 --             --
   Life .................................................               --             --             48,833           11.9
   Waiver of Premium ....................................               --             --             13,131            3.2
   Pre-Need .............................................            3,988            0.5                 --             --
                                                                  --------        -------           --------        -------
     Aggregate Life and Annuity .........................          214,099           30.1            283,353           69.2
                                                                  --------        -------           --------        -------
     Aggregate Property and Casualty and Life and
        Annuity .........................................         $710,551          100.0%          $409,673          100.0%
                                                                  ========        =======           ========        =======

______________

    (1) As of December 31, 2001, by gross premiums written, the two largest underlying coverages the Company reinsures are disability and workers' compensation. Both of these product lines provide for cash payments over many years to injured individuals. The Company focuses on writing contracts covering large numbers of insureds.

         Insurers and reinsurers located in North America comprise the majority of the Company's clients. The Company intends to increase the amount of business it writes by sourcing additional business throughout Europe, which represented approximately 27.6% and 15.3% of gross premiums written for the years ended December 31, 2001 and 2000, respectively. Max Re Europe was established in April 2000 to help achieve this objective. Max Re Europe has been entitled since June 2001 to carry on the business of reinsurance in Ireland. Accordingly, the Company is able to offer its products to all insurers in member countries of the European Union, which the Company believes will increase its ability to assume international risks and allow it to diversify its reinsurance portfolio.

         For the years ended through December 31, 2001 and 2000, the Company derived approximately 30.1% and 69.2%, respectively, of its gross premiums written from life and annuity products and 69.9% and 30.8%, respectively, from property and casualty products. Due to continual changes in the reinsurance industry's competitive environment, the Company anticipates that the percentages of premiums written will fluctuate regularly.

Description of Business

         The Company is a Bermuda-based provider of reinsurance for both the property and casualty and life and annuity, including disability, insurance markets. The Company offers structured reinsurance products in both markets and targets superior risk-adjusted returns from its diversified investment portfolio. To better manage reinsurance liability exposure, allocate investments and assess overall risk, the Company models its underwriting and investments on an integrated basis.

         The Company offers customized, alternative risk transfer reinsurance products designed to produce large premiums payable upon execution of the reinsurance contracts, generate predictable cash payments to clients over many years and limit underwriting risk through the terms of the reinsurance contracts. The Company believes that these product features provide greater flexibility in making decisions regarding the allocation of investments because they permit the Company to undertake investment strategies that have greater liquidity constraints than publicly traded stocks and bonds. This flexibility, as well as a greater flexibility provided by the Bermuda regulatory environment to make various types of investments including alternative investments, in turn allows the Company to invest its assets in an aggregate portfolio comprised of both a high grade, fixed maturities portfolio and an alternative investment portfolio that is currently invested in approximately 50 underlying funds.

Reinsurance Products

         The alternative risk transfer reinsurance products that the Company offers have several features that differ from traditional reinsurance products. These features often require the client to share in its own loss results. Features the Company includes in its alternative risk transfer reinsurance products include (i) premium refunds if the losses the Company incurs under the reinsurance contracts are more favorable than those projected at the time of execution of the reinsurance contract; (ii) loss sharing contract provisions in the reinsurance contracts that may require a client to share in a portion of its losses resulting from ceded risks; (iii) additional premium amounts if the Company incurs losses under the reinsurance contracts that are less favorable than those projected at the time of execution of the reinsurance contract; and
(iv) underwriting terms that limit the Company's exposure to high volatility in underwriting results.

         The Company typically writes reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the Company's clients. With treaty reinsurance contracts, the Company does not evaluate separately each of the individual risks assumed under the contracts and is largely dependent on the individual underwriting decisions made by the ceding client. Accordingly, the Company carefully reviews and analyzes the ceding client's risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. The Company has not written and currently does not expect to write facultative reinsurance contracts.

         The Company's property and casualty contracts are typically written on either a quota share, also known as proportional or pro rata, basis or on an excess of loss basis. With respect to quota share reinsurance, the Company shares the premiums as well as the losses and expenses in an agreed proportion with the ceding client. In the case of reinsurance written on an excess of loss basis, the Company generally receives the premium for the risk assumed and indemnifies the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, the Company may provide a ceding commission to the client. For the years ended December 31, 2001 and 2000, $94.1 million and nil, respectively, of property and casualty gross premiums written were written on a quota share basis and $402.4 million and $126.3 million, respectively, were written on an excess of loss basis.

         The Company often writes excess of loss reinsurance in layers. The Company seeks to accept the risk just above the ceding client's retention up to a specified amount. Liability above that specified amount is either ceded to another reinsurer in one or more layers or is retained by the ceding client. A loss that reaches just beyond the ceding client's retention will create a loss for the Company, but not for other reinsurers on higher layers. The Company seeks to write the first layer of excess of loss based on the belief that loss activity in lower layer reinsurance tends to be more predictable than in higher layers.

         The Company's life and annuity, including disability, products focus on existing blocks of business. They typically take the form of quota share contracts, also known as co-insurance, where generally the risk is reinsured on the same basis as that of the original policy. In a co-insurance transaction, the Company receives the gross premium charged to the policyholder by the client less an expense allowance that the Company grants to the client, as the primary insurer. For the years ended December 31, 2001 and 2000, $214.1 million and $283.4 million, respectively of life and annuity gross premiums written, were written on a co-insurance basis.

         The Company customizes its reinsurance products in an effort to satisfy the specific risk transfer requirements of both its property and casualty and life and annuity clients.

         Pricing of the reinsurance products is based on actuarial models which incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency for life and health products, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements for all of products.

         The Company offers reinsurance products directly to clients, as well as through reinsurance intermediaries and brokers.

         Property and Casualty Products

         The Company typically structures property and casualty reinsurance products as alternative risk transfer reinsurance contracts. Under an alternative risk transfer contract, a portion of the expected losses are ultimately borne by the client and are funded through the payment of premium and the income which the Company earns on the premium. If the loss experience with respect to the risks assumed by the Company is as expected or better than expected, the clients will share in the profitability of the underlying business through a premium adjustment. If the loss experience is worse than expected, the clients participate in this negative outcome. In addition, the Company offers structures where investment returns on the aggregate portfolio over a period of years affect the profitability of the contract and magnitude of the adjustment.

         The Company's primary focus is on the casualty classes, such as workers' compensation, casualty, product liability, professional/medical malpractice and structured settlements, with a lesser focus on automobile, property, fire, catastrophe, accident, homeowners, bankers, fidelity, marine, cargo, aviation and credit/ financial loss.

         Life and Annuity, including Disability, Products

         The life and annuity risks the Company underwrites include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The disability products the Company underwrites include morbidity risk and, to a lesser extent, early surrender and lapse risks. Mortality risk measures the sensitivity of the insurance company's liability to higher mortality rates than were assumed in setting the premium. Morbidity risk measures the sensitivity of the insurance company's liability for higher illness, sickness and diseases rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company's liability to early or changing policy surrender distributions. Generally, most life reinsurance is written on a yearly renewable term basis, where the predominant risk is the mortality of the insured. However, other types of life and fixed annuity reinsurance, such as reinsurance of whole life policies or structured settlements, typically involve a certain level of investment risk, with the reinsurer often reinsuring a percentage of the ceding clients' investment risk.

         The Company seeks to write reinsurance agreements with respect to individual and group life insurance products, including disability, whole life, universal life, variable life, corporate owned life, fixed annuities, variable annuities and structured settlements.

         Other

         The Company intends to offer enterprise risk financing directly to corporations and captive insurance companies of large global corporations. Enterprise risk financing products are alternative risk transfer property and casualty and life and annuity products that are offered to corporations or their captive insurers.

Underwriting and Risk Management

         The Company's underwriting is designed to generate predictable cash payments to clients over many years. The Company uses the standard insurance technique of diversifying across many underlying insureds with small policy limits per insured. The Company's largest underlying exposure in the property and casualty business is workers' compensation, which has the attractive features of payments over many years and statutorily defined cash payout amounts. In the life reinsurance area, the Company focuses on reinsuring blocks of business having small policy limits spread across a large population.

         The Company seeks to reduce the volatility transmitted from underlying risks assumed through its written business by setting and maintaining overall aggregate limits on liabilities, sub-limits and other trigger points on liabilities, attachment points for liabilities and contract terms providing for additional premium where losses are worse than expected.

         The Company manages its overall risk by attempting to manage the volatility of its asset mix, in the context of its liabilities. This is accomplished by thoughtfully constructing a portfolio of underwriting risks that benefit from diversification and complement its investment strategy and using the retrocession and capital markets to transfer risk to other parties when competitive advantages permit them to assume a risk for a lower price. The Company also manages the amount of leverage that it employs on the liability side of the business, based upon continual assessment of the risks and opportunities in the capital and underwriting markets.

         The Company uses a series of proprietary and non-proprietary actuarial and financial models in an effort to analyze the underlying risk characteristics of its liabilities and assets. The Company conducts both transaction-by-transaction modeling as well as portfolio aggregation modeling. The Company then analyzes these modeling efforts on an integrated basis in an effort to determine the correlation between the underwriting risks and the investment risks and what the ultimate impact adverse events might have on the Company's surplus.

         The Company utilizes dynamic financial analysis to examine the possible effects of future variables, such as claims costs, using multiple scenarios to predict the range of the outcomes from its products. In addition, the Company attempts to manage capital adequacy by incorporating value at risk and risk based capital analyses in its modeling. Through the use of value at risk analysis, the Company seeks to adequately measure the financial risk inherent in each transaction and the portfolio overall, and the potential for adverse scenarios producing projected losses and potential negative cash flow. Additionally, by employing a risk based capital analysis, rather than using premium income as a measure of risk, the Company is able to obtain an estimate of the amount of capital to be allocated to a particular transaction or portfolio of liabilities. The Company believes that its analysis of loss payment patterns enables it to generate meaningful projections of the total and interim cash flows of its reinsurance portfolio. The Company then uses the projections to determine the profile of liquidity required of its investment portfolio. The Company believes that this integrated approach allows it to optimize the use of its capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance and investment opportunities.

Due Diligence

         The Company performs a significant amount of due diligence on every transaction that it considers underwriting, and often continues to perform diligence on an on-going basis in connection with each transaction that it underwrites. Generally, the Company complements its internal skills with reputable third party resources. These third party actuaries, claims administrators, and other professionals perform on-site client due diligence on the Company's behalf and assist the Company in modeling transactions.

Retrocessional and Balance Sheet Protections

         As part of the underwriting process, the Company reinsures, or retrocedes, portions of certain risks for which it has accepted liability. In these transactions, the Company cedes to another reinsurer, called the retrocessionaire, all or part of the reinsurance that the Company has assumed. However, these arrangements do not legally discharge the Company from its liability with respect to the obligations it has reinsured.

         The Company prefers to cede risk to a retrocessionaire on a funds withheld basis. Retroceding risk on this basis allows the Company to cede risk while maintaining control of the assets. The Company may offer a retrocessionaire the ability to receive an adjustment of the premium if the losses incurred by the Company on the underlying reinsurance contract are more favorable than those projected at the time the contract is executed and realize potential profit sharing from the Company's investment portfolio.

         The Company intends to utilize retrocessional arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts, that are available in the retrocessional market when it structures clients' contracts. In quota share reinsurance arrangements, the retrocessionaire shares a proportional part of the Company's premiums and losses associated with the risks being reinsured, while in excess of loss reinsurance and stop loss contracts, the retrocessionaire agrees to cover all losses in excess of the amount of risk the Company has retained, subject in some cases to negotiated limits. The Company's strategy includes purchasing reinsurance to limit losses on a single risk or transaction, or on a whole portfolio basis, as the need arises.

         The Company entered into a quota share retrocession arrangement with Grand Central Re Limited, a Bermuda reinsurer ("Grand Central Re"), effective January 1, 2001. The quota share reinsurance contract with Grand Central Re generally requires the Company to retrocede up to 15% of its gross premiums written, depending on whether Grand Central Re participates with the Company on a coinsurance basis. The Company's obligation to retrocede gross premiums written is negotiated on an annual basis and may be equal to, more than or less than 15% in any given year.

         The amount of risk the Company retains differs in each transaction it underwrites. The Company may retain higher amounts of net risk on transactions where it is confident in its ability to monitor outcomes with a high degree of accuracy or where larger blocks of business offer the Company the possibility of higher returns without retaining excessive risk. The Company's underwriting policy is to retain a maximum net exposure of not more than 5% of its surplus for any individual contract it writes.

         Since the Company is contingently liable with respect to the reinsurance that it has ceded in the event that a retrocessionaire is unable to meet it obligations assumed under a retrocession agreement, the financial strength of each retrocessionaire is evaluated and monitored.

Reserves

         To recognize liabilities for unpaid losses and loss adjustment expenses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay losses and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have occurred but have not been reported to the ceding client.

         In accordance with Bermuda insurance regulations, the Company establishes and carries as liabilities actuarially determined reserves calculated to meet the Company's estimated future obligations. The Company's reserves are reviewed annually by outside actuaries who issue a report on the adequacy of the reserves. Future policy benefits and policy claims constitute the majority of the Company's financial obligations.

         The Company's property and casualty reserves are compiled on a transaction-by-transaction basis and are computed on an undiscounted basis. The reserves include amounts for claims reported but not yet paid, known as case reserves, claims incurred but not reported, sometimes called IBNR, as well as amounts for unearned premiums and premium deposits. The Company establishes life and annuity reserves on a discounted basis. It establishes reserves at a level that, together with additions from future premiums to be received and with interest on the reserves compounded annually at assumed rates, the Company believes to be sufficient to meet its estimated policy obligations when those obligations become payable.

         Upon receipt of a notice of claim from a ceding client, the Company establishes its own case reserve for the estimated amount of the ultimate settlement, if any. Case reserves usually are based upon the amount of reserves recommended by the ceding client and may be supplemented by additional amounts as deemed necessary by the Company.

         The Company and its clients also establish reserves to provide for incurred but unreported claims and the estimated expenses of adjusting and settling claims, including legal and other fees, known as loss adjustment expenses. The Company calculates incurred but not reported and loss adjustment expense reserves by using generally accepted actuarial reserving techniques to project the ultimate liability for losses and loss adjustment expenses. The Company periodically reviews reserves and adjusts for deviations between actual and expected loss development patterns.

         In evaluating its loss exposure, the Company reviews loss reports received from its clients to confirm that submitted claims are covered under the contract terms, establishes reserves on an individual client basis, and monitors the adequacy of its reserves. When setting reserves, the Company also takes into account industry loss activity, as well as other industry trends, to facilitate its evaluation of its overall reserve profile.

         Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of case reserves and reserves for incurred but not reported losses.

         The Company continually reviews and updates its methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverable, and adjustments resulting from this review are reflected in income currently. In connection with the process, the Company relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changes in the legal environment that affect the development of loss reserves. Therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment.

         During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, the Company adjusts reserves upward or downward. After adjustment, the ultimate net liability may be less than or greater than the Company's revised estimates. The average duration of the Company's reinsurance liabilities as of December 31, 2001 was approximately 6.5 years.

Marketing

         The Company uses the existing relationships and experience of its senior management team with insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. The Company believes that diversity in its client sources of business reduces the potential adverse effect arising from the termination of any one of its business relationships. The Company's marketing plan calls for the development of relationships with potential clients that the Company believes have a perceived need for reinsurance, based on regulatory filings, industry knowledge and market trends. Given the nature of its business, the Company targets a limited number of potential clients through its existing relationships, broker markets and non-traditional marketing channels.

         In addition to capitalizing on management's relationships in the insurance and reinsurance industries, the Company uses independent professional brokers to market and obtain a majority of its property and casualty business. For the years ended December 31, 2001 and 2000, intermediaries and brokerage firms accounted for 71.4% and 37.0%, respectively, of gross premiums written. Because of the nature of the Company's business, a portion of brokerage commissions may be paid by its clients. The Company also uses financial consultants such as accountants and actuaries as sources of business. For the years ended December 31, 2001 and 2000, the top three producing intermediaries and brokerage firms accounted for 26%, 16% and 11% and 12%, 9% and 7%, respectively, of gross premiums written.

         Additionally, the Company is developing distribution sources outside of the traditional direct and broker markets. The Company believes that significant business can be obtained through relationships with banks, commercial investment houses, securities brokers and professional services firms. The Company's representatives periodically attend conferences held in and outside the United States, and provide exhibits, attend receptions and engage in other informational activities at these events to share and discuss recent trends and advances in the reinsurance and risk management industry. Representatives are not permitted to discuss specific client products while in the United States or other jurisdictions where the Company does not have the required licenses to conduct business. The Company has developed operating guidelines designed to facilitate compliance with these regulatory restrictions.

Overview of Investments

         The Company seeks to earn a superior risk-adjusted total return on its assets by engaging in an investment strategy that combines fixed maturity securities and an alternative investment portfolio that employs strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed maturities portfolio to fund operations and protect against unexpected events, and it has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The managers of the fixed maturity and alternative investment portfolios are selected by the Company's Board of Directors, through its finance and investment committee. The Board of Directors periodically reviews the investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on market values at December 31, 2001, approximately 61% of the investment portfolio was invested in fixed maturity securities and approximately 39% was invested in alternative investments. The Company generally intends to allocate between 50% and 70% of the investment portfolio in fixed maturity securities and between 30% and 50% in alternative investments. However, this allocation will vary from the targeted amounts because of cash flow and market value variations at specific points in time.

Aggregate Portfolio Results

         The following table shows the performance of the Company's fixed maturity, alternative investment and aggregate investment portfolio for the years ended December 31, 2001 and 2000:

                                          Annual Rate of       Annual Rate of
                                            Return (1)            Return(1)
                                            Year ended           Year ended
                                        December 31, 2001     December 31, 2000
                                        -----------------     -----------------

Fixed Maturities Portfolio .............       8.55%                9.61%
Alternative Investment Portfolio (2) ...       6.69                 4.22
Aggregate Portfolio (3) ................       7.78                 7.81
Lehman Brothers Aggregate Index(R) .....       8.32                11.63
S&P 500(R)with dividends reinvested ....     (11.87)               (9.10)


______________

(1) Annual rate of return means the annual rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by one hundred (100).

(2) Max Re Diversified holds the Company's alternative investments, other than strategic equity investments in other reinsurance entities that are held by Max Re.

(3) The aggregate portfolio consists of both the fixed maturities portfolio and the alternative investment portfolio.

         This performance information should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Portfolio

         Based on market values at December 31, 2001, approximately 61% of the total investment portfolio was invested in fixed maturity securities and managed by General Re-New England Asset Management, Inc. The Company's fixed maturity investment portfolio is managed conservatively and comprised of highly liquid securities. At December 31, 2001, the fixed maturities portfolio had a dollar-weighted average rating of "AA+", an average duration of approximately
4.32 years and an average book yield to maturity of 5.44%.

         The investment strategy and guidelines emphasize diversification and preservation of principal. Under the current fixed maturity investment guidelines, the Company may not purchase a security for the portfolio unless it has a minimum rating of BAA3/BBB-, or its equivalent, from at least one nationally recognized statistical rating organization. In addition, a minimum weighted average credit quality rating of AA2/Aa, or its equivalent, must be maintained for the fixed maturities portfolio as a whole. The fixed maturity investment guidelines provide that the fixed maturity investment portfolio may not be leveraged.

         The fixed maturities portfolio provides liquidity for day-to-day operations. The Company believes that it is able to satisfy its foreseeable cash needs from the fixed maturity investments. Accordingly, the Company believes that its fixed maturity investment guidelines reduce the likelihood of having to liquidate any portion of the alternative investment portfolio to meet near term cash flow needs.

         Additional information about the Company's fixed maturity investments can be found in Notes 2 and 3 to the audited consolidated financial statements included herein.

Alternative Investment Portfolio

         Based on market values at December 31, 2001, approximately 39% of the investment portfolio was invested in the Company's alternative investment portfolio. Max Re Diversified holds the Company's alternative investments, other than strategic equity investments in other reinsurance entities that are held by Max Re. Max Re Diversified is managed by Moore Capital Management, Inc. ("Moore Capital") and currently invests in approximately 50 underlying alternative investment funds that currently represent seven investment strategies. These strategies were selected because of their low correlation with the stock market, the bond market and each other. At December 31, 2001, the types of fund strategies in which Max Re Diversified had invested were Long Short Equities, Convertible Arbitrage, Global Macro, Merger Arbitrage, Diversified Arbitrage, Distress Securities and Opportunistic Investing. Insurance underwriting investments, an eighth alternative investment strategy, are held by Max Re.

         The alternative investment portfolio is invested in accordance with investment guidelines, which may be amended from time to time by the Company's Board of Directors. The alternative investment guidelines currently mandate, among other things:

          o investment in a minimum of five distinct alternative investment strategies;

          o no one strategy may represent more than 40% of the book value of the alternative investment portfolio;

          o investments with less than quarterly liquidity may not exceed 15% of the portfolio; and

          o no more than 10% of the book value of the alternative investment portfolio may be invested in a single fund, except there is no applicable limit to a fund of funds.

         Under the terms of the customer agreement and trading authorization contract, Moore Capital may make discretionary investment determinations so long as those determinations comply with the alternative investment guidelines. Moore Capital currently does not receive fees as the alternative investment portfolio manager for Max Re Diversified but the Company expects to negotiate a fee arrangement prior to the end of 2002. Additionally, Moore Capital performs accounting and related services for Max Re Diversified for which it currently does not receive fees.

         A summary of underlying strategies follows:

         Long Short Equities. Funds that pursue a long short strategy typically purchase common stock (go long) of companies with perceived strong fundamentals and sell common stock (go short) of companies who are perceived to have deteriorating fundamentals. The strategy attempts to create investment returns through superior stock selection based upon fundamental analysis rather than create returns based simply upon an upward price direction of the overall stock market. While this strategy can profit from either positive or negative price trends in the overall stock market, most managers generally have a net long position and returns tend to benefit from upwards movement in the stock market and are negatively affected by declines in the stock market. The securities purchased and sold in this strategy are generally common stocks of publicly traded companies.

         Convertible Bond Arbitrage. Funds that pursue a convertible bond arbitrage strategy typically simultaneously make purchases of a convertible bond and a short sale of the underlying common stock, which results in an offsetting hedged position. This strategy generates returns from equity market volatility in either up or down markets. Income is also earned from the coupon interest payment on the convertible bond and from the short sale rebate, which is effectively interest paid on balances generated from the short sale of the underlying common stock. The principal risk of the strategy is a decline in the price of the convertible bond due to interest rate movements or credit quality changes that are not offset by an increase in the value of the corresponding common stock short position.

         Global Macro. Funds that pursue a global macro strategy typically participate in directional trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions. A macro fund will typically buy or sell securities such as Treasury bills and government notes and bonds, foreign currencies and common stocks of individual companies or futures contracts on stock indices such as the S&P 500. Macro funds typically purchase both securities, such as common stocks or government bonds, as well as derivatives of such securities. Such derivatives would include futures and forward contracts as well as options. The principal risk of this strategy is that funds pursuing the strategy may incorrectly predict macroeconomic trends.

         Merger Arbitrage. Funds that pursue a merger arbitrage strategy typically simultaneously make purchases of common stock of a company being acquired or merged and execute a short sale of the common stock of the acquiring company. The strategy attempts to exploit the price spread between the stocks of an acquirer and its target in an announced merger transaction. Typically the stock of the acquired company will trade at a discount to the transaction price because of the risks, including regulatory concerns, that the acquisition will not be consummated. The spread is eliminated once a deal closes. Risk of loss from this strategy comes principally from transactions not closing.

         Diversified Arbitrage. Funds classified as diversified arbitrage simultaneously pursue a variety of market neutral strategies such as convertible arbitrage and merger arbitrage. By combining multiple skill sets within the same fund, these managers are able to allocate resources from one market neutral strategy to another in an effort to focus opportunistically on those strategies perceived to offer the greatest potential for returns in any given environment.

         Distressed Investing. Funds that pursue distressed investing purchase securities of companies experiencing financial stress. Typically, these companies are engaged in debt restructuring or subject to provisions of Federal bankruptcy laws.

         Opportunistic Investing. The Company's principal opportunistic investment is in a fund that focuses on distressed loan investment opportunities in Japan. Such loans tend to be collateralized by real estate and are typically purchased for a small fraction of the original loan amount. This strategy involves analysis of the value of the real estate collateral underlying each loan. The fund then attempts to work out each of the individual loans for greater than its purchase price from the selling institution. The securities purchased in this strategy are normally private debt obligations for which there is no public market.

         Insurance Underwriting. The Company makes strategic investments in reinsurance entities. Current investments include Grand Central Re and DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd., a newly formed Bermuda-based property catastrophe reinsurer.

         As of December 31, 2001, the alternative investment portfolio was allocated as follows:

                                                              Percentage of
                                                              Fair Value of
                                                               Alternative
                                                                Investment
                                               Fair Value       Portfolio
                                              -------------- ---------------
                                             (in thousands)

Long/short equity ..................             $83,775          13.3%
Convertible bond arbitrage .........              75,324          12.0
Global macro .......................             125,694          20.0
Merger arbitrage ...................              45,555           7.3
Diversified arbitrage ..............              99,198          15.8
Distressed investing ...............              85,942          13.7
Opportunistic ......................              47,593           7.6
                                              -------------- ---------------
     Total Max Re Diversified ......             563,081          89.7

Insurance underwriting .............              64,712          10.3
                                              -------------- ---------------

     Total Alternative Investment
      Portfolio ....................            $627,793         100.0%


         The Company is able to liquidate the alternative investment portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which the alternative investment portfolio is invested require 30 days' notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with the alternative investment guidelines, a minimum of 85% of the alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2001, 46% of the alternative investments held through Max Re Diversified had monthly liquidity and 46% had quarterly liquidity with the other 8% having less than quarterly liquidity.

         Once a notice of withdrawal is given, the Company is subject to periods extending up to 60 days before the investment must be returned by a private investment fund. As a result of these delays, the Company may realize significant losses in the alternative investment portfolio if it is unable to withdraw its money during a period when the alternative investments are performing poorly. Although the Company believes that its fixed maturities portfolio provides sufficient liquidity to satisfy the claims of its insureds and ceding clients, in the event that the Company were required to access assets invested in private investment funds, its ability to do so may be impaired by these liquidity constraints.

         Additional information about the Company's alternative investments can be found in Notes 2 and 3 to the audited consolidated financial statements included herein.

Competition

         The reinsurance industry is highly competitive. Reinsurance and insurance companies compete on the basis of many factors, including premium charges, ability to structure innovative terms and conditions in product offerings, the general reputation and perceived financial strength of the reinsurer or insurer, relationships with reinsurance and insurance intermediaries, ratings assigned by independent rating agencies, speed of claims payment and administrative activities and experience in the particular risk to be underwritten.

         The Company competes directly with numerous independent reinsurance companies, captive insurance companies, subsidiaries or affiliates of established insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Competitors that offer on a worldwide basis structured reinsurance and alternative risk transfer reinsurance products similar to products the Company offers include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company, XL Capital Ltd. and Zurich Insurance Company, all of which are larger companies, have higher credit ratings and have greater credit capacity than the Company. Additionally, the potential for improvement in pricing levels and contract terms for property and casualty business, resulting primarily from the attack on the World Trade Center and the Pentagon, has attracted new competitors with fresh capital to the industry.

Ratings

         Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to the Company ability to market its products. Max Re has been rated "A-(excellent)" by A.M. Best Company, Inc. and "A (strong)" by Fitch, Inc. These ratings reflect each rating agency's opinion of Max Re's financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

Administration

         The Company provides most of its own management and administrative services, setting and administering its policy benefit and loss reserves. As a result of its marketing and underwriting strategies, which focus on large, customized transactions, the claims function is less labor-intensive compared to more traditional reinsurance companies. Consequently, the Company's underwriters, actuaries, chief risk officer and finance staff perform traditional claims tasks such as monitoring claims and reserving. The Company also engages third parties to administer claims on some of the business that the Company reinsures. In addition, the Company hires third party claims specialists from time to time to assist in evaluating loss exposure and establishing reserving practices and other claims-paying procedures when the Company writes business that is highly specialized.

         The Company has engaged, directly or indirectly, independent third party claims administrators to administer the benefit payments of the clients' primary insureds that are covered in the reinsurance transaction. At December 31, 2001, approximately 55% of carried life and annuity benefits were administered by third party administrators. The Company is responsible for the benefit payment expense charged by the third party administrators. The Company and the clients enter into contracts with long-term cancellation provisions with the third party administrators. If a third party administrator contract is terminated, the Company and the client would have to identify and contract with a substitute third party administrator.

Regulation

         Bermuda

         The Insurance Act 1978, and amendments thereto and related regulations of Bermuda, regulates the reinsurance business of Max Re. In addition, the Insurance Act regulates the reinsurance management business of Max Re Managers. The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements and grants to the Bermuda Supervisor of Insurance powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies. Max Re is required to prepare annual statutory financial statements and file an annual statutory financial return.

         Max Re Diversified has obtained a permit from the Minister of Finance of Bermuda and the Bermuda Monetary Authority pursuant to Section 134 of the Companies Act 1981, enabling it to engage in or carry on the business of managing and investing assets of Max Re Capital and its subsidiaries in and from within Bermuda. By obtaining this permit, Max Re Diversified is subject to the conditions of the permit and to regulation under the Companies Act 1981 and the Investment Business Act 1998.

         Max Re Capital, Max Re and Max Re Managers need to comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus.

         United States and Other Jurisdictions

         Max Re is not licensed or admitted as an insurer in any jurisdiction except Bermuda. The insurance laws of each state in the United States and of many other jurisdictions regulate the sale of insurance and reinsurance within their jurisdiction by insurers, such as Max Re, which are not licensed or admitted to do business within such jurisdiction. The Company conducts its business through its Bermuda office and does not intend to conduct any activities that may constitute the transaction of the business of insurance in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

         In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or nonadmitted reinsurers if certain prescribed security arrangements are made. Because Max Re is not licensed, accredited or approved in any jurisdiction except Bermuda, in certain instances the Company's reinsurance customers require it to obtain a letter of credit or enter into other security arrangements.

         Ireland

         Under the Insurance Act, 2000 of Ireland, Max Re Europe needs to comply with the regulatory requirements for the reinsurance business, which is applied by the Minister for Enterprise, Trade and Employment, the Irish insurance regulator.

Employees

         As of December 31, 2001, the Company had 25 employees. All of the employees, except for some members of senior management who are employed by Max Re Capital, are employed by Max Re and Max Re Europe.

ITEM 2.  PROPERTIES

         The Company leases office space in Hamilton, Bermuda and Dublin, Ireland, the locations in which it operates. The lease in Bermuda expires on February 28, 2003 and is adequate for current levels of operations. The Company has secured office space on a long-term basis in a new building currently under construction in Bermuda, which the Company believes will be adequate for anticipated future operations. The Company expects the new space to be completed and ready for occupancy prior to the end of 2002. The lease in Ireland expires on September 30, 2002, and can be renewed for a term of one year. Although sufficient to conduct current operations, the Company is seeking to lease replacement space in Dublin, Ireland on a long-term basis to support future operations.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 2001, the Company was not a party to any litigation or arbitration. The Company anticipates that it will be subject to litigation and arbitration in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      Market Information

         The Common Shares began trading on the Nasdaq National Market under the symbol MXRE on August 14, 2001. Prior to that time, there was no trading market for the Common Shares. The following table sets forth for the periods indicated the high and low closing sale price of the Common Shares on the Nasdaq National Market.

                                                     Fiscal 2001
                                                     -----------

                                               High                Low
                                         ------------------ ------------------

Third Quarter (beginning August 14) ......     $16.00             $13.10
Fourth Quarter ...........................     $16.85             $15.25

         The Common Shares began trading on the Bermuda Stock Exchange under the symbol MXRE BH on December 17, 2001.

(B)      Holders

         As of March 14, 2002, the number of holders of record of the Common Shares was approximately 229.

(C)      Dividends

         The Company began paying a quarterly cash dividend of $0.02 per Common Share ($0.08 annually) in the fourth quarter of 2001. Prior to that time, the Company never declared or paid any dividends on its Common Shares. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

         The Company's ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. Max Re is subject to Bermuda regulatory constraints that affect its ability to pay dividends to the Company. Under the Insurance Act 1978 of Bermuda and related regulations, Max Re must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Insurance Act and related regulations. In addition, as long-term insurers, each of the Company and Max Re must maintain long-term business assets of a value of at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends unless the value of its long-term business assets exceeds the amount of its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least $250,000. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business. Under the Bermuda Companies Act 1981, the Company, Max Re and Max Re Managers may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that the Company, Max Re or Max Re Managers is, or would after the payment be, able to pay its respective liabilities as they become due. Accordingly, the Company cannot assure shareholders that it will declare or pay dividends in the future. In addition, Max Re's letter of credit facility with Bank of America, N.A., Citibank, N.A., Fleet National Bank and ING Bank N.V. prohibits it from paying dividends at any time that it is in default under the facility, which will occur if the Company's shareholders' equity is less than $325 million or Max Re's shareholders' equity is less than $400 million as well as in certain other circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table of certain selected data should be read in conjunction with the consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Year/Period Ended December 31,
                                                                 2001            2000          1999
                                                                 ----            ----          ----
                                                             (dollars in millions, except per share)
Gross premiums written ...............................      $   710.6       $   409.7     $      --
Deposits received ....................................           96.1              --            --
                                                            ---------       ---------     ---------
    Total gross premiums written and deposits received          806.7           409.7            --
Net premiums earned ..................................          500.9           401.4            --
New investment income ................................           43.9            38.9            --
Net gain on alternative investments ..................           29.8             9.6            --
Income (loss) before minority interest ...............            2.6            11.3          (7.4)
Fixed maturities and cash ............................          982.4           507.3         305.1
Alternative investments ..............................          627.8           347.1            --
    Total assets .....................................        2,048.6           935.5         305.1
Combined shareholders' equity ........................          699.7           514.6         296.6
Combined book value per share ........................          14.92           14.70         13.44
Diluted earnings per share ...........................           0.06            0.35        (20.05)
Cash dividends per share .............................           0.02              --            --
Return on average combined equity ....................            0.4%            2.7%         (5.0%)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the Company's results of operations for the year ended December 31, 2001 compared to the year ended December 31, 2000 and the period ended December 31, 1999, and also a discussion of the Company's financial condition as of December 31, 2001. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included herein.

Overview

         The Company is a Bermuda-based provider of reinsurance for both the property and casualty and the life and annuity, including disability, insurance markets. The Company offers customized, alternative risk transfer reinsurance products in both markets. The Company continually considers other opportunities in the financial services markets. In evaluating such opportunities, the Company assesses the competitive advantage it possesses based on its skills and capabilities.

         The Company's capital base and structured reinsurance products provide flexibility in making decisions regarding investments. The Company's investments are comprised of both high grade fixed maturity securities, referred to in our financial statements as fixed maturities, and a diversified, alternative investment portfolio that is currently invested in approximately 50 underlying trading entities and strategic equity investments.

         The Company anticipates increased demand for its property and casualty reinsurance products as a result of the September 11, 2001 terrorists attack. The impact on supply following the terrorists attack, as well as a much firmer price environment, should present the Company with increased opportunities in the property and casualty market. In the current low interest rate environment in the United States, the demand for the Company's life and annuity products in the U.S. has decreased. The Company anticipates decreased demand for its life and annuity products until interest rates rise.

         The Company's principal operating subsidiary is Max Re. At December 31, 2001, Max Re had $672.2 million of shareholder's equity. The Company conducts its European activities through Max Re Europe. At December 31, 2001, Max Re Europe had $9.7 million of shareholder's equity. The Company also provides reinsurance underwriting and administrative services on a fee basis through Max Re Managers.

Results of Operations

         Years ended December 31, 2001 and 2000 and period from inception (July 8, 1999) to December 31, 1999

         During 1999, the Company did not write any reinsurance business nor did it engage in any investment activities. Accordingly, the Company did not record any premium, investment income or any expenses in 1999, other than general and administrative expenses.

         Gross premiums written. Gross premiums written for the year ended December 31, 2001 were $710.5 million compared to $409.7 million for the year ended December 31, 2000, an increase of 73.4%. Gross premiums written for property and casualty were $496.4 million for the year ended December 31, 2001 compared to $126.3 million for the year ended December 31, 2000. Gross premiums written for property and casualty increased principally due to the flexibility of the Company's alternative risk transfer products, which, in a firm price environment for traditional property and casualty reinsurance products, made them more appealing than traditional risk transfer reinsurance products. Gross premiums written for life and annuity were $214.1 million for the year ended December 31, 2001 compared to $283.4 million for the year ended December 31, 2000. The low interest rate environment adversely impacted the Company's life and annuity production.

         Premiums ceded. Premiums ceded for the year ended December 31, 2001 were $116.4 million compared to $7.9 million for the year ended December 31, 2000. The premiums ceded were principally related to the Company's quota-share retrocessional agreement with Grand Central Re, which incepted January 1, 2001.

         Net premiums written. Net premiums written for the year ended December 31, 2001 were $594.1 million compared to $401.8 million for the year ended December 31, 2000. Net premiums written for property and casualty products for the year ended December 31, 2001 were $412.5 million compared to $118.5 million for the year ended December 31, 2000. Net premiums written for life and annuity products for the year ended December 31, 2001 were $181.6 million compared to $283.3 million for the year ended December 31, 2000.

         Net premiums earned. Net premiums earned for the year ended December 31, 2001 were $500.9 million compared to $401.4 million for the year ended December 31, 2000. Property and casualty net premiums earned were $319.3 million, after the deduction of $66.6 million of earned premiums ceded, for the year ended December 31, 2001 compared to $118.1 million, after the deduction of $7.9 million of earned premiums ceded, for the year ended December 31, 2000. Life and annuity net premiums earned were $181.6 million, after the deduction of $32.4 million of earned premiums ceded, for the year ended December 31, 2001 compared to $283.3 million, after the deduction of $nil of earned premiums ceded, for the year ended December 31, 2000.

         Net investment income. Net investment income was $43.9 million for the year ended December 31, 2001 compared to $38.9 million for the year ended December 31, 2000. The increase was primarily attributable to the increase in the fixed maturities portfolio resulting from cash received in collection of premiums written since December 31, 2000, as well as proceeds contributed from the Company's initial public offering. Declining interest rates contributed to a total return of 8.55% for the fixed maturities portfolio for the year ended December 31, 2001 compared to a total return of 9.61% for the year ended December 31, 2000.

         Net gains on alternative investments. Net gains on the alternative investment portfolio were $29.8 million for the year ended December 31, 2001 compared to $9.6 million for the year ended December 31, 2000. The increase was attributable to both an increase in the size of the alternative investment portfolio resulting from cash provided from operating activities in 2001, proceeds contributed from the Company's initial public offering and an increase in return on the alternative investment portfolio. The alternative investment portfolio returned 6.69% during the year ended December 31, 2001 compared to a 4.22% gain during the year ended December 31, 2000.

         Losses, benefits and experience refunds. Losses, benefits and experience refunds were $524.4 million for the year ended December 31, 2001 compared to $408.2 million for the year ended December 31, 2000. Property and casualty losses were $322.0 million for the year ended December 31, 2001 compared to $109.3 million for the year ended December 31, 2000. The increase in property and casualty losses was directly related to the increase in property and casualty premiums written and earned and loss reserve adjustments on premiums written in prior years. In the aggregate, the Company took a gross charge of $5.0 million for estimated claims related the September 11, 2001 terrorist attacks on the World Trade Center. After consideration of reinsurance recoveries and additional premiums on contracts incurring losses from these attacks, the Company's net provision was $3.0 million. Life and annuity benefits were $202.4 million for the year ended December 31, 2001 compared to $298.9 million for the year ended December 31, 2000. The decrease was attributable to the lower volume of life and annuity premiums written and earned in 2001 compared to 2000.

         Acquisition costs. Acquisition costs were $30.9 million for the year ended December 31, 2001 compared to $15.4 million for the year ended December 31, 2000. The increase in acquisition costs was a result of the Company's increase in property and casualty insurance volume. Acquisition costs during each of the years ended December 31, 2001 and 2000 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix.

         General and administrative expenses. General and administrative expenses were $21.0 million for the year ended December 31, 2001 compared to $16.4 million for the year ended December 31, 2000 and $7.4 million for the period ended December 31, 1999. The increase reflects the costs associated with growing the Company's operations and principally relates to staff additions.

         Net income (loss). Net income for the year ended December 31, 2001 was $2.5 million compared to net income of $8.7 million for the year ended December 31, 2000 and a net loss of $7.4 million for the period ended December 31, 1999.

         Liquidity and Capital Resources. As a holding company, Max Re Capital's principal assets are its investments in the voting common stock of its principal subsidiary, Max Re, and the common stock of its other subsidiaries. The Company's principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At December 31, 2001, Max Re, which is required to have $206.5 million in statutory capital and surplus in order to pay dividends, had $569.1 million in statutory capital and surplus.

         Cash flow. The Company's principal sources of cash are premiums and deposits received, underwriting management fees, investment income and proceeds from redemptions, sales and maturities of portfolio investments. The cash is utilized to pay losses and benefits, pay experience refunds, pay policy acquisition costs, purchase retrocessional protection, satisfy operating and capital expenditures and purchase investments. For the year ended December 31, 2001, the Company generated $461.7 million from its operating activities compared to $330.5 million for the year ended December 31, 2000 and $1.2 million for the period ended December 31, 1999. Cash flows from operating activities increased substantially in 2001 compared to 2000 due to the collection of premiums and deposits related to the continued development of the Company's reinsurance operations and growth in business volume. Cash flows from financing activities were principally provided by the Company's capital raising activities. During the year ended December 31, 2001, the Company received $179.5 million of net proceeds from its initial public offering and $14.7 million of net proceeds from the purchase of Common Shares by HypoVereinsbank compared to net proceeds from the private placement of Common Shares of $185.9 million and $304.0 million during the year/period ended December 31, 2000 and 1999, respectively. The cash generated by the Company from operating and financing activities was principally used to purchase alternative investments of $250.9 million in 2001 and $337.5 million in 2000 and fixed maturity securities, net of sales and redemptions, of $392.8 million in 2001 and $468.5 million in 2000.

         Capital resources. The Company's capital structure currently consists of equity and minority interest. At December 31, 2001, total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $699.7 million as compared with $514.6 million at December 31, 2000 and $296.6 million at December 31, 1999. Shareholders' equity increased from $400.4 million at December 31, 2000 to $584.1 million at December 31, 2001. The increase during the year ended December 31, 2001 was primarily the result of $179.5 million of net proceeds from the issuance of 12 million additional Common Shares in connection with the Company's

IPO in August 2001, $14.7 million from the issuance of Common Shares in connection with the formation of Grand Central Re in May 2001, $10.7 million in unrealized gains from fixed maturities and net income from operations of $2.5 million, offset by Common Share repurchases of $17.1 million and $3.3 million of unearned stock grant compensation provided to employees during 2001. The Company continuously reviews its capital adequacy and believes this level of capital is sufficient to support the Company's current reinsurance operations.

         The Company has a $375 million letter of credit facility with a syndicate of commercial banks. At December 31, 2001 and 2000 letters of credit totaling $282.9 million and $189.7 million, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to meet regulatory requirements. All issued letters of credit were fully collateralized by the Company's investments. The Company was in compliance with all the covenants of its letter of credit facility at December 31, 2001.

         Since inception, the Company has had no outstanding debt. The Company may incur indebtedness in the future.

         On November 2, 2001 the Board of Directors declared a quarterly shareholder dividend of $0.02 per share ($0.08 annually) payable to shareholders of record on November 16, 2001. Prior to that time, the Company never declared or paid any dividends on its Common Shares. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

         The Company had no material commitments for capital expenditures at December 31, 2001. At December 31, 2001, the Company had an unfunded alternative investment capital commitment of $31.5 million to a fund that focuses on distressed loan investment opportunities in Japan. This commitment will be funded by a reallocation of Max Re Diversified's assets or additional investments by the Company into Max Re Diversified. The Company had no other commitments except for leasehold commitments.

         The Company has been assigned an insurer financial strength rating of "A- (Excellent)" by A.M. Best Company, Inc. and an insurer financial strength rating of "A (Strong") by Fitch, Inc. The ratings assigned by rating agencies to reinsurance companies are an important means of assessing the financial strength and quality of reinsurers. An unfavorable rating or lack of rating may adversely affect the rating of a reinsured. Ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. If an independent rating agency downgrades or withdraws any of the Company's ratings, the Company could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect its business. To date, none of the Company's ratings has been downgraded.

Critical Accounting Policies

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. The Company believes that the following accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Revenue recognition. The Company follows FAS No. 60, "Accounting and Reporting by Insurance Enterprises," FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain

Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments", and FAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," in determining the accounting for its alternative risk transfer reinsurance products. Assessing whether or not the contracts it writes meets the conditions for risk transfer requires judgment. The determination of risk transfer is fundamental to the Company's results of operations and, is based, in part, on the use of actuarial and pricing models and assumptions.

         Investments. The Company's investments are carried at fair value or amounts that approximate fair value. Fair value for the Company's investments in fixed maturities is based generally on quoted market prices, dealer quotes or pricing models. At December 31, 2001, approximately 95% of the Company's fixed maturities were based on quoted market prices. Fair value for the Company's alternative investments is generally based on the net asset value reported by the respective trading entities or carried under the equity method of accounting for strategic investments. The trading entities generally carry their trading positions and investments at fair value. The Company relies principally on the financial reports from these entities for recording the change in net asset value in its statement of income. For its equity investments, the Company initially records the investments at cost and periodically adjusts the carrying values to recognize its proportionate share of income or loss from these investments. Future adverse changes in market conditions or poor operating results by these investments could result in losses.

         Losses and loss adjustment expenses. The Company's reinsurance reserves are actuarial and statistical projections as of the balance sheet date of the ultimate unpaid claims and benefits associated with its reinsurance contracts. Considerable judgment is required to evaluate claims and benefits and establish liabilities for future claims and benefits. Additional information regarding claims and benefits incurred will be revealed over time and the estimates of loss and benefit reserves may need to be revised, resulting in gains and losses in the periods determined.

         For the Company's significant accounting policies, see Note 2 to the audited consolidated financial statements included herein.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires the usage of the purchase method for all business combinations initiated after June 30, 2001, prohibits the usage of the pooling of interest method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS No. 142 addresses the initial recognition and measurement of intangible assets subsequent to the acquisition. Under these new accounting standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be tested at least annually for impairment. Currently, these pronouncements will not have any impact on the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company engages in an investment strategy that combines a fixed maturities portfolio and an alternative investment portfolio that employ strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed maturities portfolio to fund operations and provide funding for unexpected events, and the Company has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company's investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed maturities portfolio, the Company's risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity intended to match the cash outflow characteristics of the Company's life and annuity and property and casualty liabilities.

         As of December 31, 2001, the Company was not exposed to or holding any high-yield investments. Currently, the Company's policy is to limit such investments to a maximum of two percent of invested assets. In addition, the Company did not hold any derivative positions. Pursuant to the Company's policy, derivative positions are allowed only for the purpose of risk management and security replication. As a result, the Company believes that its exposure to credit risk and losses due to leverage is not material. At December 31, 2001, the impact on the fixed maturities portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.1%, or approximately $36.2 million, and the impact on the fixed maturities portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.5%, or approximately $39.8 million.

         With respect to the Company's alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company's fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies' low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2001, the impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.85%, or approximately $5.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.85%, or approximately $5.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is set forth under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this Item is contained under the captions PROPOSAL ONE ELECTION OF DIRECTORS OF THE COMPANY and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Proxy Statement, dated on or about March 26, 2002, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item is contained under the captions COMPENSATION OF DIRECTORS, PERFORMANCE GRAPH, EXECUTIVE COMPENSATION, DEFERRED COMPENSATION PLANS, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the Proxy Statement, dated on or about March 26, 2002, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is contained under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, OFFICERS AND DIRECTORS in the Proxy Statement, dated on or about March 26, 2002, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is contained under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Proxy Statement, dated on or about March 26, 2002, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)        Financial Statements                                                                               Page

              Independent Auditors' Report .................................................................     F-1
              Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 ....................     F-2
              Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31,
                   2001, 2000 and Period Ended December 31, 1999 ...........................................     F-3
              Consolidated Statements of Shareholders' Equity for the Years
              Ended December 31, 2001, 2000 and Period Ended December 31, 1999 .............................     F-4
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and
                   Period Ended December 31, 1999 ..........................................................     F-5
              Notes to Consolidated Financial Statements ...................................................     F-6

(a)(2)        Financial Statement Schedules:

All schedules are omitted as they are not required or not applicable under the instructions, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)        Exhibits

        Exhibit                           Description
        -------                           -----------

          3(i) Memorandum of Association. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-62006)

          3(ii) Bye-laws. (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-62006)

          4.1 Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-62006)

          4.2 Form of Warrant. (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-62006)

          10.1 Form of Shareholders' Agreement, dated as of December 22, 1999, among the Company, Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement No. 333-62006)

          10.2      Employment Agreement, dated as of December 15, 1999, between
                    W. Dave Brining and the Company. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement No. 333-62006)

          10.3 Employment Agreement, dated as of August 1, 1999, as amended, between Robert J. Cooney and the Company. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement No. 333-62006)

          10.4 Employment Agreement, dated as of December 15, 1999, between Philip R. Kruse and the Company. (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement No. 333-62006)

          10.5 Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and the Company. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-62006)

          10.6 Employment Agreement, dated as of April, 2000, between Peter Minton and the Company. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-62006)

          10.7      2000 Stock Incentive Plan. (incorporated by reference to
                    Exhibit 10.7 of the Company's Registration Statement No. 333-62006)

          10.8 Securities Purchase Agreement among Moore Holdings, LLC, Max Re Ltd. and the Company. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No. 333-62006)

          10.9 Securities Purchase Agreement among Capital Z Investments, LP, Max Re Ltd. and the Company. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement No. 333-62006)

          10.10 Subscription Agreement between Western General Insurance, Ltd. and the Company. (incorporated by reference to Exhibit
                    10.10 of the Company's Registration Statement No. 333-62006)

          10.11 Form of Amended and Restated Letter of Credit Reimbursement Agreement among Max Re Ltd., Fleet National Bank, Citibank, N.A. and Bank of America, N.A. dated as of April 3, 2001, Form of Amendment Agreement dated as of May 11, 2001 and Form of Second Amendment Agreement dated as of December 21, 2001.

          10.12 Bayerische Hypo-und Vereinsbank AG Commitment Letter (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-62006).

          10.13 Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement No. 333-62006)

          10.14 Amended and Restated Customer Agreement and Trading Authorization, dated as of 2001, between Moore Capital Management, Inc. and Max Re Diversified Strategies, Ltd. (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-62006)

          10.15 Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement No. 333-62006)

          21 Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement No. 333-62006)

          23.1      Consent of KPMG

          99.1      Factors Affecting Future Financial Results

(b)        Reports On Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

s/ ROBERT J. COONEY
--------------------------------------------
Robert J. Cooney
President and Chief Executive Officer

Date:    March 27, 2002

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Robert J. Cooney and Keith S. Hynes, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/ ROBERT J. COONEY                                                s/ KEITH S. HYNES
------------------------------------------------------------       -------------------------------------------------------------
Robert J.  Cooney                                                  Keith S.  Hynes
President and Chief Executive Officer                              Executive Vice President and Chief Financial Officer
(Director)

Date:        March 27, 2002                                        Date:    March 27, 2002


s/ N. JAMES TEES                                                   s/ ZACK H. BACON, III
------------------------------------------------------------       -------------------------------------------------------------
N.  James Tees                                                     Zack H.  Bacon, III
Senior Vice President and Controller                               Director

Date:        March 27, 2002                                        Date:    March 27, 2002


s/ JOHN R. BARBER                                                  s/ THOMAS GLYNN
------------------------------------------------------------       -------------------------------------------------------------
John R. Barber                                                     Thomas Glynn
Director                                                           Alternate Director for Stephan W. Bub

Date:        March 27, 2002                                        Date:    March 27, 2002

s/ LAURENCE W. CHENG                                               s/ GLENN DUBIN
------------------------------------------------------------       -------------------------------------------------------------
Laurence W. Cheng                                                  Glenn Dubin
Director                                                           Director

Date:        March 27, 2002                                        Date:    March 27, 2002


s/ WILLIAM R. GOODELL                                              s/ WILLIAM H. HEYMAN
------------------------------------------------------------       -------------------------------------------------------------
William R. Goodell                                                 William H. Heyman
Director                                                           Director

Date:        March 27, 2002                                        Date:    March 27, 2002


s/ WILLIS T. KING, JR.                                             s/ JOHN L. MARION
------------------------------------------------------------       -------------------------------------------------------------
Willis T.  King, Jr.                                               John L. Marion
Director                                                           Alternate Director for Peter J. Rackley

Date:        March 27, 2002                                        Date:    March 27, 2002


s/ STEVEN M. SKALA                                                 s/ MARIO P. TORSIELLO
------------------------------------------------------------       -------------------------------------------------------------
Steven M.  Skala                                                   Mario P.  Torseillo
Director                                                           Director

Date:        March 27, 2002                                        Date:    March 27, 2002


s/ JAMES L. ZECH
------------------------------------------------------------
James L.  Zech
Director

Date:        March 27, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from July 8, 1999 (date of incorporation) to December 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the period from July 8, 1999 (date of incorporation) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



Chartered Accountants
Hamilton, Bermuda
January 25, 2002

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2001 and 2000
(Expressed in thousands of United States Dollars, except share amounts)

-------------------------------------------------------------------------------

                                                                           2001                 2000
                                                                           ----                 ----
Assets
Cash and cash equivalents                                             $    98,322         $    27,631
Fixed maturities, available for sale at fair value                        884,069             479,634
Alternative investments, at fair value                                    627,793             347,099
Accrued interest income                                                    10,896               6,419
Premiums receivable                                                        89,607               2,708
Losses recoverable from reinsurers                                        173,663               5,370
Funds withheld                                                             55,480              41,991
Deferred acquisition costs                                                 39,835                  -
Deferred charges                                                           44,437              21,681
Prepaid reinsurance premiums                                               17,373                  -
Other assets                                                                7,075               2,967
                                                                      -----------         -----------

     Total assets                                                     $ 2,048,550         $   935,500
                                                                      ===========         ===========

Liabilities
Life and annuity benefits                                             $   423,767         $   253,919
Property and casualty losses                                              573,421             115,764
Property and casualty experience refunds                                   22,956              20,574
Reinsurance balances payable                                              129,655              22,667
Deposit liabilities                                                        79,389                   -
Unearned property and casualty premiums                                   110,963                 403
Accounts payable and accrued expenses                                       8,736               7,578
                                                                      -----------         -----------

     Total liabilities                                                  1,348,887             420,905
                                                                      -----------         -----------

Minority interest                                                         115,593             114,180
                                                                      -----------         -----------

Shareholders' equity
Preferred shares (par value $1.00)
     20,000,000 shares authorized; no shares outstanding                        -                   -
Common shares (par value $1.00)
     200,000,000 shares authorized
     39,582,379 (2000 - 27,682,963) issued and outstanding                 39,582              27,683
Additional paid-in capital                                                543,438             376,905
Loans receivable from common share sales                                  (12,575)            (11,650)
Unearned stock grant compensation                                          (2,894)               (630)
Accumulated other comprehensive income                                     13,475               6,801
Retained earnings                                                           3,044               1,306
                                                                      -----------         -----------

     Total shareholders' equity                                           584,070             400,415
                                                                      -----------         -----------

     Total liabilities, minority interest and shareholders' equity    $ 2,048,550         $   935,500
                                                                      ===========         ===========







See accompanying notes to consolidated financial statements

-------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2001, 2000 and Period Ended December 31, 1999 (Expressed in thousands of United States Dollars, except per share amounts)

-------------------------------------------------------------------------------

                                                                        2001               2000               1999
                                                                        ----               ----               ----
Revenues
Gross premiums written                                               $   710,551        $   409,673         $       -
Reinsurance premiums ceded                                              (116,417)            (7,854)                -
                                                                     -----------        -----------         ---------

Net premiums written                                                 $   594,134        $   401,819         $       -
                                                                     ===========        ===========         =========

Earned premiums                                                      $   599,991        $   409,270         $       -
Earned premiums ceded                                                    (99,044)            (7,854)                -
                                                                     -----------        -----------         ---------

Net premiums earned                                                      500,947            401,416                 -

Net investment income                                                     43,870             38,904                 -
Net gains on alternative investments                                      29,784              9,599                 -
Net realized gains on fixed maturities                                     2,512              1,403                 -
Other income                                                               3,857                 -          $       -
                                                                     -----------        -----------         ---------

     Total revenues                                                      580,970            451,322                 -
                                                                     -----------        -----------         ---------

Losses and expenses
Losses, benefits and experience refunds                                  524,365            408,220                 -
Acquisition costs                                                         30,860             15,400                 -
Interest expense                                                           2,079                 -                  -
General and administrative expenses                                       21,042             16,429              7,393
                                                                     -----------        -----------         ----------

     Total losses and expenses                                           578,346            440,049              7,393
                                                                     -----------        -----------         ----------

Income (loss) before minority interest                                     2,624             11,273             (7,393)
Minority interest                                                            (93)            (2,574)                -
                                                                     -----------        -----------         ----------

Net income (loss)                                                          2,531              8,699             (7,393)
                                                                     -----------        -----------         ----------

Change in net unrealized appreciation of fixed maturities                  6,674              6,801                  -
                                                                     -----------        -----------         ----------

Comprehensive income (loss)                                          $     9,205        $    15,500         $   (7,393)
                                                                     ===========        ===========         ==========


Basic earnings (loss) per share                                      $      0.08        $      0.36         $   (20.05)
                                                                     ===========        ===========         ==========

Diluted earnings (loss) per share                                    $      0.06        $      0.35         $   (20.05)
                                                                     ===========        ===========         ==========


See accompanying notes to consolidated financial statements



-------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2001, 2000 and Period Ended December 31, 1999 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

                                                                            2001               2000               1999
                                                                            ----               ----               ----
Common shares
Balance - beginning of year/period                                    $   27,683          $  14,749          $       -
Issue of shares                                                           13,102             12,934             14,749
Repurchase of shares                                                      (1,203)                 -                  -
                                                                      ----------          ---------          ---------

       Balance - end of year/period                                       39,582             27,683             14,749
                                                                      ----------          ---------          ---------
Additional paid-in capital
Balance - beginning of year/period                                       376,905            200,179                  -
Issue of common shares                                                   198,210            181,616            206,483
Repurchase of shares                                                     (15,856)                 -                  -
Direct equity offering expenses                                          (15,821)            (4,890)            (6,304)
                                                                      ----------          ---------          ---------

       Balance - end of year/period                                      543,438            376,905            200,179
                                                                      ----------          ---------          ---------
Loans receivable from common share sales
Balance - beginning of year/period                                       (11,650)           (20,750)                 -
Loans granted                                                             (1,025)            (3,000)           (20,750)
Loans repaid                                                                 100             12,100                  -
                                                                      ----------          ---------          ---------

       Balance - end of year/period                                      (12,575)           (11,650)           (20,750)
                                                                      ----------          ---------          ---------
Unearned stock grant compensation
Balance - beginning of year/period                                          (630)                 -                  -
Stock grants awarded                                                      (3,288)              (720)                 -
Amortization                                                               1,024                 90                  -
                                                                      ----------          ---------          ---------

       Balance - end of year/period                                       (2,894)              (630)                 -
                                                                      ----------          ---------          ---------
Accumulated other comprehensive income
Balance - beginning of year/period                                         6,801                  -
Holding gains on fixed maturities arising in year                         10,652             10,020                  -
Gains included in net income                                              (2,512)            (1,403)                 -
Allocation to minority interest                                           (1,466)            (1,816)                 -
                                                                      ----------          ---------          ---------

       Balance - end of year/period                                       13,475              6,801                  -
                                                                      ----------          ---------          ---------
Retained earnings
Balance - beginning of year/period                                         1,306             (7,393)                 -
Net income                                                                 2,531              8,699             (7,393)
Dividends paid                                                              (793)                 -                  -
                                                                      ----------          ---------          ---------

       Balance - end of year/period                                        3,044              1,306             (7,393)
                                                                      ----------          ---------          ---------

       Total shareholders' equity                                     $  584,070          $ 400,415          $ 186,785
                                                                      ==========          =========          =========












See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and Period Ended December 31, 1999 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

                                                                          2001               2000               1999
                                                                          ----               ----               ----
Operating activities
Net income (loss)                                                     $   2,531          $   8,699          $  (7,393)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Minority interest share of net income                                   93              2,574                  -
     Amortization of unearned stock grant compensation                    1,024                 90                  -
     Amortization of discount on fixed maturities                        (1,015)            (1,104)                 -
     Net gains on alternative investments                               (29,784)            (9,599)                 -
     Net realized gains on fixed maturities                              (2,512)            (1,403)                 -
     Accrued interest income                                             (4,477)            (6,419)                 -
     Premiums receivable                                                (86,899)            (2,708)                 -
     Losses recoverable from reinsurers                                (168,293)            (5,370)                 -
     Funds withheld                                                     (13,489)           (41,991)                 -
     Deferred acquisition costs                                         (39,835)                 -                  -
     Deferred charges                                                   (22,756)           (21,681)                 -
     Prepaid reinsurance premiums                                       (17,373)                 -                  -
     Other assets                                                        (4,108)            (2,967)                 -
     Life and annuity benefits                                          169,848            253,919                  -
     Property and casualty losses                                       457,657            115,764                  -
     Property and casualty experience refunds                             2,382             20,574                  -
     Reinsurance balances payable                                       106,988             22,667                  -
     Unearned property and casualty premiums                            110,560                403                  -
     Accounts payable and accrued expenses                                1,158               (989)             8,567
                                                                      ---------          ---------          ---------

     Cash provided by operating activities                              461,700            330,459              1,174
                                                                      ---------          ---------          ---------
Investing activities
Purchases of fixed maturities                                          (588,120)          (650,736)                 -
Purchases of alternative investments                                   (250,910)          (337,500)                 -
Sales of fixed maturities                                               178,571            181,683                  -
Redemptions of fixed maturities                                          16,780                543                  -
Deposit liabilities                                                      79,389                  -                  -
                                                                      ---------          ---------          ---------

     Cash used in investing activities                                 (564,290)          (806,010)                 -
                                                                      ---------          ---------          ---------
Financing activities
Net proceeds from subscriptions to share capital                        191,179            185,940            194,178
Proceeds from minority interest                                               -                  -            109,790
Repurchase of common shares                                             (17,059)                 -                  -
Dividends paid                                                             (793)                 -                  -
Distributions to minority shareholders                                     (146)                 -                  -
Loans repaid                                                                100             12,100                  -
                                                                      ---------          ---------          ---------

     Cash provided by financing activities                              173,281            198,040            303,968
                                                                      ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                     70,691           (277,511)           305,142

Cash and cash equivalents, beginning of year/period                      27,631            305,142                  -
                                                                      ---------          ---------          ---------

Cash and cash equivalents, end of year/period                         $  98,322          $  27,631          $ 305,142
                                                                      =========          =========          =========

See accompanying notes to consolidated financial statements

-------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

1.     General

       Max Re Capital Ltd. ("the Company") was incorporated on July 8, 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products. On June 29, 2000, the Company changed its name from Maximus Capital Holdings, Ltd. to Max Re Capital Ltd. The Company's principal operating subsidiary is Max Re Ltd. ("Max Re"). Max Re is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda.

2.     Significant accounting policies

   (a) Basis of presentation

       The consolidated financial statements include the financial statements of Max Re Capital Ltd., Max Re and Max Re Managers Ltd., together with Max Re's wholly owned subsidiaries, Max Re Europe Limited and Max Re Diversified Strategies, Ltd. ("MDS"). All significant inter-company balances and transactions have been eliminated.

       The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

       Certain reclassifications have been made to prior year reported amounts to conform to the current year presentation.

   (b) Minority interest

       Minority interest represents Non-Voting Shares in Max Re held by certain founding shareholders of the Company. The Non-Voting Shares are exchangeable for Common Shares of the Company, on a one-for-one basis, unless the board of directors of the Company determines such exchange may cause actual or potential adverse consequences to the Company or any shareholder. The Non-Voting Shares will at all times rank as to assets, dividends and in all other respects on a parity with the Common Shares of Max Re, except the right to vote on any matters required by Bermuda law.

       The minority's share of net income is calculated quarterly using the minority's weighted average ownership percentage. Minority interest represents the minority's current proportionate share of Max Re's net assets.

   (c) Investments

       Investments in securities with fixed maturities are classified as available for sale and are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders' equity. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on investments are recognized in net income using the specific identification method and include adjustments to the net realizable value of investments for declines in value that are considered other than temporary.

       Fair value of investments in fixed maturities is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Changes in fair values are recorded in the period they are determined.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

2.     Summary of significant accounting policies (continued)

   (c) Investments (continued)

       Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) other strategic equity investments. Investments in trading entities are carried at the net asset value provided by the respective entity. These entities generally carry their trading positions and investments at fair value as determined by their respective investment managers. The change in net asset value is included in net gains on alternative assets. Equity investments are carried under the equity method of accounting. Under this method the investments are initially recorded at cost and adjusted periodically to recognize the Company's proportionate share of income or loss from the investments. The Company believes this approximates fair value for these equity investments for which quoted market prices are not available. The Company's share of income or loss from these investments is included in net gains on alternative assets.

   (d) Premium revenue recognition

       Property and Casualty

       Premiums written are earned on a pro-rata basis over the period the coverage is provided. Unearned premiums represent the portion of premiums written which relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums. Premium estimates for retrospectively rated contracts are recognized within the periods in which the related losses are incurred.

       Life and Annuity

       Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

       Premiums from annuity contracts without life contingencies are reported as annuity deposits. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholders' account balances.

       Deposits

       Short duration contracts entered into by the Company which are not deemed to transfer significant underwriting and timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. This accretion charge is presented in the period as either interest expense, where the contract does not transfer underwriting risk, or losses, benefits and experience refunds where the contract does not transfer significant timing risk. Long duration contracts written by the Company that do not transfer significant mortality or morbidity risks are also accounted for as deposits. The Company periodically reassesses the amount of deposit liabilities and any changes to the estimated ultimate liability is recognized as an adjustment to earnings to reflect the cumulative effect since the inception of the contract and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

   (e) Fee revenue recognition

       Transaction structuring and advisory fees are earned as the services generating the fees are performed.
--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

2.     Summary of significant accounting policies (continued)

   (f) Acquisition costs

       Acquisition costs consist of commissions and fees paid to brokers and consultants. Deferred acquisition costs are amortized over the period in which the related premiums are earned or, for annuities, over the pattern of estimated gross profit. Deferred acquisition costs are continually reviewed to determine if they are recoverable from future income, including investment income, by evaluating whether a loss is probable on policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income. If such costs are estimated to be unrecoverable as a result of a premium deficiency loss, they are expensed.

   (g) Losses and loss adjustment expenses

       Property and Casualty

       The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. Inherent in the estimates of losses are expected trends of frequency, severity and other factors which could vary significantly as claims are settled. Accordingly, ultimate losses could vary from the liability recorded in these financial statements. These estimates are continually reviewed and any adjustments to the estimates are recorded in the period they are determined.

       Life and Annuity

       The development of policy reserves requires management to make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from these estimates. Management monitors actual experience and, where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

   (h) Experience refunds

       The liability for experience refunds represents estimates of the ultimate liability incurred under profit sharing provisions of various contracts. These estimates are continually reviewed and any adjustments to the estimates are recorded in the period they are determined. Since this liability is based on estimates, the ultimate settlement of experience refunds may vary from the amount provided.

   (i) Deferred charges - reinsurance assumed

       The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected liability settlement periods of the contracts. The periodic amortization charges are recorded in losses, benefits and experience refunds.

   (j) Translation of foreign currencies

       The Company's functional currency is the United States dollar. Premiums written and receivable in foreign currencies are recorded at exchange rates prevailing on the date the contract attaches and liabilities for losses payable in foreign currencies at the time such liabilities are first recorded. Exchange gains or losses resulting from the periodic revaluation and settlement of such assets and liabilities are recorded in the statement of income.

       Other foreign currency assets and liabilities that are considered monetary items, are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. Exchange gains and losses are included in the determination of net income.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

2.     Summary of significant accounting policies (continued)

   (k) Offering costs

       Direct offering costs incurred in connection with the Company's initial public offering and private placement offerings ("the Offerings"), including certain amounts payable for investment banking, legal services and printing were deducted from the gross proceeds of the Offerings.

   (l) Cash and cash equivalents

       The Company considers all time deposits and money market instruments with an original maturity of ninety days or less as equivalent to cash.

   (m) Earnings per share

       Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants.

   (n) Fair value of financial instruments

       Fair values of certain assets are based on published market values, if available, or estimates of fair value based on management judgment.

       Effective January 1, 2001, the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of FAS No. 133 had no impact on the Company's consolidated financial statements.

3.     Investments

   (a) The fair values and amortized costs of fixed maturities at December 31, 2001 and 2000 were as follows:

                                                    Amortized        Unrealized         Unrealized               Fair
       2001                                              Cost              Gain               Loss              Value
       ----                                              ----              ----               ----              -----
       US Government and Agencies                   $ 498,407         $   7,647          $  (1,668)         $ 504,386
       US Corporate Securities                        213,026             6,983               (229)           219,780
       Asset and Mortgage
         Backed Securities                            155,299             4,032                (13)           159,318
       Non-US Government                                  580                 5                  -                585
                                                    ---------         ---------          ---------          ---------

                                                    $ 867,312         $  18,667          $  (1,910)         $ 884,069
                                                    =========         =========          =========          =========

                                                    Amortized        Unrealized         Unrealized               Fair
       2000                                              Cost              Gain               Loss              Value
       ----                                              ----              ----               ----              -----
       US Government and Agencies                   $ 183,235         $   2,182          $     (55)         $ 185,362
       US Corporate Securities                        162,496             4,221               (149)           166,568
       Asset and Mortgage
         Backed Securities                            125,286             2,418                  -            127,704
                                                    ---------         ---------          ---------          ---------

                                                    $ 471,017         $   8,821          $    (204)         $ 479,634
                                                    =========         =========          =========          =========

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

3.     Investments (continued)

       The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2001 and 2000.

                                                           2001                                     2000
                                           ----------------------------------        ---------------------------------
         Ratings                              Amortized Cost                %          Amortized Cost                %
                                              --------------                -          --------------                -
         AAA                               $         665,098             76.7        $        318,228             67.6
         AA                                           41,352              4.8                  42,187              8.9
         A                                           150,862             17.4                 110,602             23.5
         BBB                                          10,000              1.1                      -                -
                                           -----------------          -------        ----------------         --------

                                           $         867,312            100.0        $        471,017            100.0
                                           =================          =======        ================         ========

   (b) The maturity distribution for fixed maturities held at December 31, 2001 was as follows:

                                                 Amortized           Fair
                                                      Cost          Value
                                                      ----          -----

       Within one year                            $ 76,747       $ 78,170
       From one to five years                      437,902        448,684
       From five to ten years                      152,529        155,591
       More than ten years                         200,134        201,624
                                                  --------       --------

                                                  $867,312       $884,069
                                                  ========       ========

       Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

   (c) Investment income earned for the years ended December 31, 2001 and 2000 was as follows:

                                                          2001        2000
                                                          ----        ----

       Interest earned on fixed maturities,
         cash and short term investments              $ 36,658    $ 21,803
       Interest earned on funds withheld                 6,740      16,152
       Amortization of discount on fixed maturities      1,015       1,104
       Investment expenses                                (543)       (155)
                                                      --------    --------

                                                      $ 43,870    $ 38,904
                                                      ========    ========

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

3.     Investments (continued)

  (d) The net realized gains and the change in net unrealized appreciation on fixed maturities for the years ended December 31, 2001 and 2000 were as follows:

                                                                                2001               2000
                                                                                ----               ----
         Net realized gains:
           Gross realized gains                                       $        2,777      $       1,431
           Gross realized losses                                                (265)               (28)
                                                                      --------------      -------------

         Net realized gains                                                    2,512              1,403
                                                                      --------------      -------------

         Change in unrealized appreciation                                     8,140              8,617
         Less: allocation to minority interest                                (1,466)            (1,816)
                                                                      --------------      -------------

         Net change in unrealized appreciation                                 6,674              6,801
                                                                      --------------      -------------

         Total net realized and change in unrealized
           appreciation on fixed maturities                           $        9,186      $       8,204
                                                                      ==============      =============

  (e) The majority of the Company's alternative investments at December 31, 2001 comprise a fund of funds portfolio owned by Max Re Diversified Strategies, Ltd. and managed by Moore Capital Management, Inc. ("the Manager"), a company owned by certain of the Company's shareholders. The funds are primarily engaged in global macro, long/short equity, merger arbitrage, convertible bond arbitrage, diversified arbitrage, distressed securities and opportunistic investment strategies. Many of the funds, and the underlying strategies, are market neutral, and as such do not rely on directional stock price movements to generate profits. Certain funds in the portfolio are managed by the Manager. For the year ended December 31, 2001 the Company paid the Manager $7,639 (2000 - $4,400) for investment management services.

       In addition one of the funds is managed by another shareholder, for which a Company director is a founding partner. The Company paid $1,851 in management and incentive fees during the year ended December 31, 2001 (2000 - $1,500) for funds managed.

       All investment fees incurred on the alternative investments are included in net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

  (f) In May 2001, the Company made an equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited ("Grand Central Re"), a reinsurance company domiciled in Bermuda. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

       Max Re Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services were $2,568 for the year ended December 31, 2001 and are included in other income in the accompanying consolidated statements of income and comprehensive income.

       The Company has also entered into a quota share retrocession agreement with Grand Central Re. The accompanying consolidated balance sheets and statements of income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

               Prepaid reinsurance premiums                         $ 16,644
               Losses recoverable from reinsurers                     97,700
               Reinsurance balances payable                           92,687
               Written premiums ceded                                106,535
               Earned premiums ceded                                  89,890
               Losses, benefits and experience refunds, net of        97,098

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

3.     Investments (continued)

       The Company believes that the terms of the insurance management and quota share retrocession agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

  (g) In December 2001, the Company made an equity investment of $50,000 in Class D shares of DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd. ("DaVinci"), representing 12.5% of its share capital. DaVinci is a recently formed Bermuda-based property catastrophe reinsurer, managed by Renaissance Underwriting Managers, Ltd. The investment in DaVinci is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

4.     Property and casualty losses and loss adjustment expenses

       The summary of changes in outstanding property and casualty losses at December 31, 2001 and 2000 was as follows:

                                                                                             2001                 2000
                                                                                             ----                 ----
       Gross balance at January 1                                                   $     115,764        $           -
       Less: Reinsurance recoverable and deferred charges                                  27,051                    -
                                                                                    -------------        -------------

       Net balance at January 1                                                            88,713                    -
                                                                                    -------------        -------------

       Incurred losses related to:
       Current year                                                                       292,743               88,713
       Prior year                                                                          18,181                    -
                                                                                    -------------        -------------

       Total incurred                                                                     310,924               88,713
                                                                                    -------------        -------------

       Paid losses related to:
       Current year                                                                        (7,930)                   -
       Prior year                                                                          (6,154)                   -
                                                                                    -------------        -------------

       Total paid                                                                         (14,084)                   -
                                                                                    -------------        -------------

       Net balance at December 31                                                         385,553               88,713
       Plus: Reinsurance recoverable and deferred charges                                 187,868               27,051
                                                                                    -------------        -------------

       Gross balance at December 31                                                 $     573,421        $     115,764
                                                                                    =============        =============

       Incurred losses related to prior years principally results from unfavorable current year development on certain finite contracts and the amortization of deferred charges of $2.7 million with respect to retroactive reinsurance contracts that incepted in prior years. While the Company believes it has made a reasonable estimate of ultimate losses, subsequent claims experience may exceed loss reserves and have a significant effect on the Company's results of operations.

       Included in deposit liabilities is $8,733 related to a specific stop loss and aggregate excess reinsurance contract that did not transfer sufficient risk to be accounted for as reinsurance.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

5.     Life and annuity benefits

       The analysis of life and annuity benefits at December 31, 2001 and 2000 was as follows:

                                               2001                 2000
                                               ----                 ----

       Life                           $      51,503        $      47,622
       Annuities                             99,908                    -
       Accident and health                  272,356              206,297
                                      -------------        -------------

                                      $     423,767        $     253,919
                                      =============        =============

       All annuities included in life and annuity benefits in the accompanying balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2001 are annuities of $10,185 which are subject to discretionary withdrawal. Deposit liabilities also include $60,471 representing a universal life reinsurance contract that did not transfer sufficient risk to be accounted for as reinsurance.

6.     Reinsurance

       The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company's reinsurance and retrocession agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers and losses recoverable from reinsurers are recorded as assets. Losses, benefits and experience refunds are net of losses recoverable of $167,692 in 2001 (2000 - $7,854) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company continually evaluates the financial condition of its reinsurers. Two retrocessionaires account for 56.3% and 40.6% of the Company's losses recoverable from reinsurers as of December 31, 2001. Both retrocessionaires are rated "A" by A.M. Best.

       The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2001 and 2000 was as follows:

       Property and casualty                             Premiums written                 Premiums earned
                                                    --------------------------       --------------------------
                                                         2001             2000            2001             2000
                                                         ----             ----            ----             ----
       Direct                                       $       -        $       -       $       -       $        -
       Assumed                                        496,452          126,320         385,892          125,917
       Ceded                                          (83,974)          (7,854)        (66,601)          (7,854)
                                                    ---------        ---------       ---------       ----------

       Net                                          $ 412,478        $ 118,466       $ 319,291       $  118,063
                                                    =========        =========       =========       ==========

       Life and annuity                                   Premiums written                Premiums earned
                                                    --------------------------       --------------------------
                                                          2001            2000            2001             2000
                                                          ----            ----            ----             ----
       Amounts assessed against policyholders       $       -        $       -       $       -       $        -
       Assumed                                        214,099          283,353         214,099          283,353
       Ceded                                          (32,443)               -         (32,443)               -
                                                    ---------        ---------       ---------       ----------

       Net                                          $ 181,656        $ 283,353       $ 181,656       $  283,353
                                                    =========        =========       =========       ==========

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

7.     Pension and deferred compensation plans

       The Company provides pension benefits to certain employees as required by the Bermuda National Pension Scheme Act, 1998 through a defined contribution plan. Company contributions are subject to vesting provisions. Pension expenses totaled $28 for the year ended December 31, 2001 (2000 - $25; 1999 - nil).

       The Company sponsors a deferred compensation plan in which employee deferrals are supplemented by matching contributions. The Company's contribution is subject to a defined amount and is subject to vesting provisions. Deferred compensation expense totaled $468 for the year ended December 31, 2001 (2000 - $329; 1999 - nil).

8.     Loans Receivable from Common Share Sales

       The Company provided members of management with full recourse loans of $12,575 (2000 - $11,650; 1999 - $8,650) in connection with their investment in the Company pursuant to the terms of their employment agreements. The loans are repayable within five years and are secured by the shares issued. Interest is charged at applicable federal rates which are published by the U.S. Internal Revenue Service and is payable annually in arrears. Interest earned on the loans amounted to $461 for the year ended December 31, 2001 (2000 - $692; 1999 - nil) and is included in other assets in the balance sheets, and net investment income in the statements of income.

9.     Shareholders' Equity

       Common Shares

       The holders of common shares are entitled to one vote per paid up share subject to a maximum of 9.9% of total voting rights. The shareholders' agreement provides for distribution of dividends, as and when declared by the Company's directors, and distribution of the Company's net assets upon dissolution in the same proportion as the voting rights, excluding the 9.9% limitation. Direct equity offering expenses include $4,271 (2000
       - $2,661; 1999 - $3,124) paid to Salomon Smith Barney for services as joint book runner of the Company's initial public offering and as placement agent for the private equity offerings. Salomon Smith Barney is an affiliate of one of the Company's shareholders.

       The Company also paid $200 in cash and issued 26,666 common shares at $15 per share to a director for services rendered during the year ended December 31, 2000 in connection with its private equity offerings.

       Warrants

       In connection with the issuance of shares, the Company has issued warrants to purchase the Company's common shares exchangeable on a one-for-one basis. The warrants may be exercised at any time up to expiration. Warrants are issued with exercise prices approximating fair value. Included in the warrants issued are 7,117,177 warrants on non-voting shares of Max Re which are exchangeable into Company shares in limited circumstances. Max Re non-voting common shares may be exchanged for common shares of the Company on a one-for-one basis following a sale, transfer or other disposition to an unaffiliated third party, provided that following such exchange the shareholder would not hold in excess of 9.9% of the total common shares issued and outstanding. The current holders of Max Re non-voting common shares cannot exchange any Max Re non-voting common shares for common shares of the Company without the consent of the board of directors of the Company, other than to deliver common shares of the Company upon a sale in the public market.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

9.     Shareholders' Equity  (continued)

       Warrant related activity follows:

                                                                                     Weighted     Weighted      Range of
                                                   Warrants         Warrants          Average      Average      Exercise
                                                Outstanding      Exercisable   Exercise Price   Fair Value        Prices
                                                -----------      -----------   --------------   ----------        ------
       Balance, July 8, 1999                              -                -

       Warrants granted                           4,176,587        3,847,696        $   15.00     $   6.00     $   15.00
                                                  ---------        ---------        ---------

       Balance, December 31, 1999                 4,176,587        3,847,696        $   15.00

       Warrants granted                           2,607,240        2,203,022        $   15.00     $   5.42     $   15.00
                                                  ---------        ---------        ---------

       Balance, December 31, 2000                 6,783,827        6,050,718        $   15.00

       Warrants granted                           3,090,036        2,619,521        $   16.11     $   5.71     $16.00-$18.00
                                                  ---------        ---------        ---------

       Balance, December 31, 2001                 9,873,863        8,670,239        $   15.33
                                                  =========        =========        =========

10.    Stock Incentive Plan

       In June 2000 the shareholders of the Company approved the adoption of a Stock Incentive Plan ("the Plan") under which it may award, subject to certain restrictions, Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs"), restricted stock, share awards or other awards. The aggregate number of common shares available for awards under the Plan is limited to 2,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors ("the Committee").

       Stock options issued under the Plan have terms set by the Committee. The maximum option period is ten years. The minimum exercise price of ISOs is equal to the fair value of the Company's common shares at the date of grant. Options vest over a four year period from the date of grant and contain restrictions relating to, among other things, forfeiture in the event of termination of employment and transferability.

       Restricted stock issued under the Plan have terms set by the Committee. These shares vest over a four year period from the date of grant and contain certain restrictions relating to, among other things, forfeiture in the event of termination of employment and transferability. At the time of grant the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders' equity. The unearned compensation is charged to income over the vesting period. Total compensation cost recognized in income for stock-based compensation awards totaled $1,024 for the year ended December 31, 2001 (2000 - $90; 1999 - nil).

       Eligible non-employee Directors were granted NQSOs to purchase 10,000 common shares on the date of their directorship and 2,000 common shares each year thereafter. The NQSOs have an exercise price equal to the fair value of the Company's common shares at the date of grant and become exercisable and vest over three years.

       The Company has adopted the disclosure - only provisions of FAS No. 123 "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 ("APB 25") and related interpretations in accounting for the Stock Incentive Plan. Under APB 25, compensation expense is recognized based on the intrinsic value of the options at the measurement date.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2001 and 1999
(Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

10.    Stock Incentive Plan (continued)

       In accordance with FAS No. 123, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

                                                       2001               2000
                                                       ----               ----

       Option valuation assumptions:
           Expected option life                      7 years            7 years
           Expected dividend yield                     0.13%              0.00%
           Expected volatility                         20.0%              20.0%
           Risk-free interest rate                     5.11%              5.11%

       Had the Company elected to recognize compensation expense based on the fair value of options at the date of grant in accordance with FAS No. 123, net income and earnings per share would have been as follows:

                                                             2001       2000
                                                             ----       ----

           Net income - as reported                        $ 2,531    $ 8,699
           Net income - pro-forma                          $ 1,618    $ 8,612
           Basic earnings per share - as reported          $  0.08    $  0.36
           Basic earnings per share - pro-forma            $  0.05    $  0.36
           Diluted earnings per share - as reported        $  0.06    $  0.35
           Diluted earnings per share - pro-forma          $  0.04    $  0.35

       A summary of Plan related activity follows:

                                                                                               Weighted
                                                                                  Weighted      Average
                                            Awards                                 Average   Fair Value       Range of
                                     Available for        Options        Options  Exercise           of       Exercise
                                             Grant    Outstanding    Exercisable     Price      Options         Prices
                                             -----    -----------    -----------     -----      -------         ------
       Balance, December 31, 1999                -              -              -

       Plan adoption, June 2000          1,200,000
       Options granted                    (176,479)      (176,479)         67,261  $  15.06   $  5.44    $15.00-$16.00
       Restricted stock issued             (48,000)
                                      ------------   ------------      ----------  --------

       Balance, December 31, 2000          975,521       (176,479)         67,261  $  15.06

       Increase in shares available        800,000
       Options granted                    (841,000)      (841,000)        168,200  $  16.01   $  5.75    $14.78-$18.00
       Restricted stock issued            (205,500)
                                      ------------   ------------      ----------  --------

       Balance, December 31, 2001          729,021     (1,017,479)        235,461  $  15.84
                                      ============   ============      ==========  ========


 11.   Taxation

       Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company and Max Re have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016.

       The Company and its Bermuda subsidiaries plan to operate in a manner so that they will not generally be subject to tax in other jurisdictions except for withholding taxes on certain kinds of investment income, excise taxes and other taxes attributable to marketing activities in certain jurisdictions.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

12.    Statutory Requirements and Dividend Restrictions

       Under the Bermuda Insurance Act, 1978 and related regulations Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2001 was $206,489 and actual statutory capital and surplus was $569,076. The principle differences between statutory capital and surplus and shareholders' equity presented in accordance with generally accepted accounting principles are deferred acquisition costs, deferred charges and prepaid reinsurance premiums. In addition, at December 31, 2001 Max Re was required to have relevant assets of $1,012,184; actual relevant assets were $1,918,655.

       The Company's ability to pay dividends depends on the ability of Max Re to pay dividends. While the Company is not subject to any significant legal prohibitions on the payment of dividends, Max Re is subject to Bermuda regulatory constraints which affect its ability to pay dividends to the Company. Max Re is prohibited from declaring or paying a dividend if such payment would reduce its statutory surplus below the required minimum.

13.    Earnings per share

       The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000, and the period ended December 31, 1999.

                                                                            2001                2000              1999
                                                                            ----                ----              ----
       Basic earnings per share:
       Net income (loss)                                        $          2,531    $          8,699    $       (7,393)
       Weighted average common shares outstanding                     32,710,380          24,237,782           368,720
                                                                ----------------    ----------------    --------------

       Basic earnings (loss) per share                          $           0.08    $           0.36    $       (20.05)
                                                                ================    ================    ==============

       Diluted earnings per share:
       Net income (loss)                                        $          2,531    $          8,699    $       (7,393)
       Add back minority interest share of income                             93               2,574                 -
                                                                ----------------    ----------------    --------------

       Adjusted net income (loss)                               $          2,624    $         11,273    $       (7,393)
                                                                ----------------    ----------------    --------------

       Weighted average ordinary shares outstanding - basic           32,710,380          24,237,782           368,720
       Weighted average non-voting shares outstanding                  7,319,332           7,319,332                 -
       Conversion of warrants                                            164,027              65,229                 -
       Conversion of non-voting warrants                                 372,993             146,765                 -
       Conversion of options                                              31,032               5,202                 -
                                                                ----------------    ----------------    --------------

       Weighted average ordinary shares outstanding - diluted         40,597,764          31,774,310           368,720
                                                                ----------------    ----------------    --------------

       Diluted earnings (loss) per share                        $           0.06    $           0.35    $       (20.05)
                                                                ================    ================    ==============

14.    Commitments and contingencies

   (a) Concentrations of credit risk

       The Company's portfolio of fixed maturities is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of fixed maturities.

       The Company's portfolio of alternative investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the MDS Manager is responsible for managing and monitoring risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its alternative investments.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

14.    Commitments and contingencies (continued)

   (b) Investment commitments

       At December 31, 2001, the Company had an unfunded alternative investment capital commitment of $31,500. The commitment will be funded during 2002 from MDS assets or additional investments into MDS by the Company.

   (c) Lease commitments

       The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2003. Total rent expense for the year ended December 31, 2001 was $224. Future minimum rental commitments under existing leases are expected to be as follows, 2002 - $211; and 2003 - $23. In 2001, the Company entered into a ten year lease agreement to lease a building that is currently under construction. The rent and maintenance expense for the first five years will be $1,113 annually and the expense for the remaining five years will not be more than $1,252 annually.

   (d) Letter of credit facilities

       A syndicate of banks has provided Max Re with a letter of credit facility for $375,000. In accordance with the facility agreement and at the request of the Company, the syndicate will issue letters of credit, which may total up to $300,000, which are to be secured by fixed maturity collateral. In addition, the syndicate will issue letters of credit, which may total up to $75,000, which are to be secured by alternative investments. This letter of credit facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and certain restrictions on the payment of dividends.

       At December 31, 2001, letters of credit amounting to $282,880 were issued and outstanding. Fixed maturities with a fair value of $256,914 and MDS shares with a fair value of $66,758 were pledged as collateral for these letters of credit.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

15.    Segment information

       The Company operates in the reinsurance business serving two markets: the life and annuity market, which includes disability products, and the property and casualty market, which covers a wide range of insurance classes. The Company's reinsurance activities include the offering of customized, structured reinsurance products in both of these markets. The Company evaluates the results of its reinsurance activities in total and does not allocate assets by segment.

       A summary of operations by segment for the years ended December 31, 2001 and 2000 was as follows:

                                                        Life and     Property and
       2001                                              Annuity         Casualty           Other       Consolidated
       ----                                              -------         --------           -----       ------------
       Gross premiums written                      $     214,099    $     496,452    $          -       $    710,551
       Reinsurance ceded                                 (32,443)         (83,974)              -           (116,417)
                                                   -------------    -------------    ------------       ------------

           Net premiums written                    $     181,656    $     412,478    $          -       $    594,134
                                                   =============    =============    ============       ============

       Earned premiums                             $     214,099    $     385,892    $          -       $    599,991
       Earned premiums ceded                             (32,443)         (66,601)              -           (99,044)
                                                   -------------    -------------    ------------       ------------

           Net premiums earned                           181,656          319,291               -            500,947
                                                   -------------    -------------    ------------       ------------

       Net investment income                                   -                -          43,870             43,870
       Net gains on alternative investments                    -                -          29,784             29,784
       Net realized gains on fixed maturities                  -                -           2,512              2,512
       Other income                                            -            1,289           2,568              3,857
                                                   -------------    -------------    ------------       ------------

           Total revenues                                181,656          320,580          78,734            580,970

       Losses, benefits and experience refunds           202,393          321,972               -            524,365
       Acquisition costs                                   1,606           29,254               -             30,860
       Interest expense                                    2,079                -               -              2,079
       General and administrative expenses                 6,849            6,296           7,897             21,042
                                                   -------------    -------------    ------------       ------------

           Total losses and expenses                     212,927          357,522           7,897            578,346
                                                   -------------    -------------    ------------       ------------

       Income (loss) before minority interest      $     (31,271)   $     (36,942)   $     70,837       $      2,624
                                                   =============    =============    ============       ============

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
 (Expressed in thousands of United States Dollars, except share amounts)

--------------------------------------------------------------------------------

15.    Segment information (continued)

                                                        Life and     Property and
       2000                                              Annuity         Casualty           Other       Consolidated
       ----                                              -------         --------           -----       ------------

       Gross premiums written                      $     283,353    $     126,320    $          -       $    409,673
       Reinsurance ceded                                       -           (7,854)              -             (7,854)
                                                   -------------     ------------    -------------      ------------

           Net premiums written                    $     283,353    $     118,466    $          -       $    401,819
                                                   =============    =============    =============      ============

       Earned premiums                             $     283,353    $     125,917    $          -       $    409,270
       Earned premiums ceded                                   -           (7,854)              -             (7,854)
                                                   -------------     ------------    -------------      ------------

           Net premiums earned                           283,353          118,063               -            401,416

       Net investment income                                   -                -          38,904             38,904
       Net gains on alternative investments                    -                -           9,599              9,599
       Net realized gains on fixed maturities                  -                -           1,403              1,403
                                                   -------------     ------------    -------------      ------------

           Total revenues                                283,353          118,063          49,906            451,322
                                                   -------------     ------------    -------------      ------------

       Losses, benefits and experience refunds           298,933          109,287               -            408,220
       Acquisition costs                                     289           15,111               -             15,400
       General and administrative expenses                 4,759            4,405           7,265             16,429
                                                   -------------     ------------    -------------      ------------

           Total losses and expenses                     303,981          128,803           7,265            440,049
                                                   -------------     ------------    -------------      ------------

       Income (loss) before minority interest      $     (20,628)   $     (10,740)   $      42,641      $     11,273
                                                   =============    =============    =============      ============


       The Company currently operates in two geographic segments: North America, which represents North American based risks written by North American based reinsureds and Europe, which principally represents the United Kingdom and Continental Europe.

       Financial information relating to gross premiums written by geographic region for the years ended December 31, 2001 and 2000 was as follows:

                                                            2001          2000
                                                            ----          ----

       North America                                 $   514,551    $  346,923
       Europe                                            196,000        62,750
       Reinsurance ceded - North America                (106,535)       (7,854)
       Reinsurance ceded - Europe                         (9,882)            -
                                                     -----------    ----------

                                                     $   594,134    $  401,819
                                                     ===========    ==========

       Five customers accounted for 22.1%, 16.2%, 14.5%, 14.1% and 11.4%, respectively, of the Company's gross premiums written during the year ended December 31, 2001. Three customers accounted for 42.8%, 12.4% and 11.9%, respectively, of the Company's gross premiums written during the year ended December 31, 2000.

--------------------------------------------------------------------------------

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(Expressed in thousands of United States Dollars, except per share amounts)

--------------------------------------------------------------------------------

16.    Quarterly financial results (unaudited)

                                                                           Quarter Ended
                                                   -------------------------------------------------------------------
                                                      March 31            June 30      September 30        December 31
                                                      --------            -------      ------------        -----------
       2001
       ----

       Gross premiums written                      $   276,200        $   152,508      $     42,395        $   239,448
                                                   ===========        ===========      ============        ===========

       Net premiums earned                         $    55,230        $   146,521      $     55,539        $   243,657
       Net interest income                               8,773              9,981            13,244             11,872
       Net gain on alternative investments              14,791              5,326            (4,734)            14,401
       Net realized gains on fixed maturities              767                 19               183              1,543
       Other income                                         45              1,397             1,056              1,359
                                                   -----------        -----------      ------------        -----------

       Total revenue                                    79,606            163,244            65,288            272,832
                                                   -----------        -----------      ------------        -----------

       Losses, benefits and experience refunds          60,668            158,915            59,626            245,156
       Acquisition costs                                 7,192              5,257             8,813              9,598
       Interest expense                                     -                  -              2,846               (767)
       General and administrative expenses               5,074              4,537             5,009              6,422
                                                   -----------        -----------      ------------        -----------

       Total losses and expenses                        72,934            168,709            76,294            260,409
                                                   -----------        -----------      ------------        -----------

       Income (loss) before minority interest      $     6,672        $    (5,465)     $    (11,006)       $    12,423
                                                   ===========        ===========      ============        ===========

       Net income (loss)                           $     5,192        $    (4,119)     $     (8,691)       $    10,149
                                                   ===========        ===========      ============        ===========

       Basic earnings (loss) per share             $      0.19        $     (0.15)     $      (0.25)       $      0.26
                                                   ===========        ===========      ============        ===========

       Diluted earnings (loss) per share           $      0.19        $     (0.15)     $      (0.26)       $      0.26
                                                   ===========        ===========      =============       ===========

       2000
       ----

       Gross premiums written                      $    78,784        $   191,978      $     35,426        $   103,485
                                                   ===========        ===========      ============        ===========

       Net premiums earned                         $    40,534        $   196,108      $     51,916        $   112,858
       Net interest income                               3,490              6,035             6,035             23,344
       Net gain on alternative investments               1,605            (10,008)            8,577              9,425
       Net realized gains on fixed maturities               -                   2               325              1,076
                                                   -----------        -----------      ------------        -----------

       Total revenue                                    45,629            192,137            66,853            146,703
                                                   -----------        -----------      ------------        -----------

       Losses, benefits and experience refunds          39,443            195,504            39,637            133,636
       Acquisition costs                                    -               2,441            10,929              2,030
       General and administrative expenses               2,865              3,504             3,836              6,224
                                                   -----------        -----------      ------------        -----------

       Total losses and expenses                        42,308            201,449            54,402            141,890
                                                   -----------        -----------      ------------        -----------

       Income (loss) before minority interest      $     3,321        $    (9,312)     $     12,451        $     4,813
                                                   ===========        ===========      ============        ===========

       Net income (loss)                           $     2,205        $    (6,491)     $      9,170        $     3,815
                                                   ===========        ===========      ============        ===========

       Basic earnings (loss) per share             $      0.15        $     (0.24)     $       0.33        $      0.14
                                                   ===========        ===========      ============        ===========

       Diluted earnings (loss) per share           $      0.15        $     (0.27)     $       0.35        $      0.14
                                                   ===========        ===========      ============        ===========

--------------------------------------------------------------------------------