Form 10-Q
period 2002-03-31
MAX RE CAPITAL LTD
filed 2002-05-14
CIK 1141719

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
[X]    QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

                           -------------------------

                                       OR

[ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                           -------------------------

Commission file number 000-33047

                           -------------------------

                               MAX RE CAPITAL LTD.

                           -------------------------

             (Exact name of registrant as specified in its charter)

                   BERMUDA                                Not Applicable

         -------------------------                  -------------------------
(State or other jurisdiction of incorporation             (IRS Employer
              or organization)                         Identification No.)

                                   Ascot House
                                 28 Queen Street
                                 Hamilton, HM 11
                                     Bermuda

                           -------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (441) 296-8800

                           -------------------------
              (Registrant's telephone number, including area code)

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

ITEM 1.  Financial Statements ................................................................................1

          Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
          December 31, 2001 ..................................................................................1

          Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
          March 31, 2002 and 2001 (unaudited) ................................................................2

          Consolidated Statements of Changes in Shareholders' Equity for the Three Months
          Ended March 31, 2002 and 2001 (unaudited) ..........................................................3

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2002 and 2001 (unaudited) ................................................................4

          Notes to the Interim Consolidated Financial Statements (unaudited) .................................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................................................10

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk ...........................................15

PART II--OTHER INFORMATION ...................................................................................17
--------------------------

ITEM 1.  Legal Proceedings ...................................................................................17

ITEM 2.  Changes in Securities ...............................................................................17

ITEM 3.  Defaults Upon Senior Securities .....................................................................17

ITEM 4.  Submission of Matters to a Vote of Security Holders .................................................17

ITEM 5.   Other Information ..................................................................................17

ITEM 6.   Exhibits and Reports on Form 8-K ...................................................................17

SIGNATURES ...................................................................................................S-1
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Expressed in thousands of United States Dollars, except share amounts)

                                                                           March 31, 2002         December 31, 2001
                                                                           --------------         -----------------
                                                                             (Unaudited)
ASSETS
Cash and cash equivalents                                               $       194,968           $     98,322
Fixed maturities, available for sale at fair value                              873,824                884,069
Alternative investments, at fair value                                          630,311                627,793
Accrued interest income                                                           9,448                 10,896
Premiums receivable                                                             289,438                 89,607
Losses recoverable from reinsurers                                              183,051                173,663
Funds withheld                                                                   52,013                 55,480
Deferred acquisition costs                                                      104,505                 39,835
Deferred charges                                                                 42,010                 44,437
Prepaid reinsurance premiums                                                     42,972                 17,373
Other assets                                                                      7,158                  7,075

                                                                        ----------------------    ---------------------
Total assets                                                            $     2,429,698           $  2,048,550
                                                                        ======================    =====================

LIABILITIES
Life and annuity benefits                                               $       423,537           $    423,767
Property and casualty losses                                                    582,486                573,421
Experience refunds                                                                2,280                 22,956
Reinsurance balances payable                                                    154,626                129,655
Deposit liabilities                                                             109,885                 79,389
Unearned property and casualty premiums                                         359,083                110,963
Accounts payable and accrued expenses                                            11,567                  8,736
Bank loan                                                                       100,000                      -

                                                                        ----------------------    ---------------------
Total liabilities                                                             1,743,464              1,348,887
                                                                        ----------------------    ---------------------

Minority interest                                                               109,818                115,593
                                                                        ----------------------    ---------------------

SHAREHOLDERS' EQUITY
Preferred shares
    par value $1; 20,000,000 shares authorized
    no shares issued or outstanding                                                   -                      -
Common shares
    par value $1; 200,000,000 shares authorized
    39,824,379 shares issued and outstanding (2001 - 39,582,379)                 39,824                 39,582
Additional paid-in capital                                                      546,900                543,438
Loans receivable from officers for common share sales                           (12,575)               (12,575)
Unearned stock grant compensation                                                (3,589)                (2,894)
Accumulated other comprehensive income                                            1,001                 13,475
Retained earnings                                                                 4,855                  3,044

                                                                        ----------------------    ---------------------
Total shareholders' equity                                                      576,416                584,070
                                                                        ----------------------    ---------------------

                                                                        ----------------------    ---------------------
Total liabilities, minority interest and shareholders' equity           $     2,429,698           $  2,048,550
                                                                        ======================    =====================


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                        2002            2001
                                                                                        ----            ----

REVENUE
Gross premiums written                                                             $  343,894       $  276,200
Reinsurance premiums ceded                                                            (35,899)          (8,200)
                                                                                   ----------       ----------
Net premiums written                                                               $  307,995       $  268,000

Earned premiums                                                                    $   95,774       $   57,280
Earned premiums ceded                                                                 (10,301)          (2,050)
                                                                                   ----------       ----------
Net premiums earned                                                                    85,473           55,230

Net investment income                                                                  12,415            8,772
Net gains on alternative investments                                                    2,666           14,791
Net realized gains on fixed maturities                                                    149              768
Other income                                                                            1,895               45

                                                                                   ----------      -----------
Total revenue                                                                         102,598           79,606
                                                                                   ----------      -----------

LOSSES AND EXPENSES
Losses, benefits and experience refunds                                                69,632           60,667
Acquisition costs                                                                      24,191            7,192
Interest expense                                                                         (148)               -
General and administrative expenses                                                     5,875            5,074

                                                                                   ----------      -----------
Total losses and expenses                                                              99,550           72,933
                                                                                   ----------      -----------

INCOME BEFORE MINORITY INTEREST                                                         3,048            6,673

Minority interest                                                                        (444)          (1,480)

                                                                                   ----------      -----------
NET INCOME                                                                              2,604            5,193

Change in net unrealized appreciation of fixed maturities                             (12,474)           4,190

                                                                                   ----------       ----------
COMPREHENSIVE INCOME (LOSS)                                                        $   (9,870)      $    9,383
                                                                                   ==========       ==========

Basic earnings per share                                                           $     0.07       $     0.19
                                                                                   ==========       ==========
Diluted earnings per share                                                         $     0.06       $     0.19
                                                                                   ==========       ==========

Weighted average shares outstanding - basic                                        39,653,712       27,819,946
                                                                                   ==========       ==========
Weighted average shares outstanding - diluted                                      47,283,178       35,573,672
                                                                                   ==========       ==========



          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(Expressed in thousands of United States Dollars)

                                                                          Three Months Ended March 31
                                                                             2002               2001
                                                                             ----               ----

Preferred Shares
    Balance, beginning and end of period                              $          -       $          -
                                                                      ------------       ------------

Common shares
    Balance, beginning of period                                            39,582             27,683
    Issuance of shares                                                         262                210
    Repurchase of shares                                                       (20)                 -
                                                                      ------------       ------------
    Balance, end of period                                                  39,824             27,893
                                                                      ------------       ------------

Additional paid-in capital
    Balance, beginning of period                                           543,438            376,905
    Issuance of shares                                                       3,736              3,163
    Repurchase of shares                                                      (274)                 -
                                                                      ------------       ------------
    Balance, end of period                                                 546,900            380,068
                                                                      ------------       ------------

Loans receivable from common share sales
    Balance, beginning of period                                           (12,575)           (11,650)
    Notes and loans issued, net of repaid                                        -                (65)
                                                                      ------------       ------------
    Balance, end of period                                                 (12,575)           (11,715)
                                                                      ------------       ------------

Unearned stock grant compensation
    Balance, beginning of period                                            (2,894)              (630)
    Stock grants awarded                                                      (971)            (3,208)
    Amortization                                                               276                179
                                                                      ------------       ------------
    Balance, end of period                                                  (3,589)            (3,659)
                                                                      ------------       ------------

Accumulated other comprehensive income
    Balance, beginning of period                                            13,475              6,801
    Holding gains (losses) on fixed maturities                             (15,372)             6,064
    Gains included in net income                                              (149)              (768)
    Reallocation to minority interest                                        3,047             (1,106)
                                                                      ------------       ------------
    Balance, end of period                                                   1,001             10,991
                                                                      ------------       ------------

Retained earnings
    Balance, beginning of period                                             3,044              1,305
    Net income                                                               2,604              5,193
    Dividends paid                                                            (793)                 -
                                                                      ------------       ------------
    Balance, end of period                                                   4,855              6,498
                                                                      ------------       ------------

Total shareholders' equity                                            $    576,416       $    410,076
                                                                      ============       ============


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

                                                                           Three Months Ended March 31
                                                                             2002                    2001
                                                                             ----                    ----
OPERATING ACTIVITIES
Net income                                                       $           2,604       $           5,193
Adjustments to reconcile net income to net cash
from operating activities:
    Minority share of income                                                   444                   1,480
    Amortization of unearned stock grant compensation                          276                     179
    Amortization of discount on fixed maturities                               (69)                   (303)
    Realized gains on fixed maturities                                        (149)                   (768)
    Net gains on alternative investments                                    (2,666)                (14,791)
    Accrued interest income                                                  1,448                     643
    Premiums receivable                                                   (199,831)               (127,261)
    Losses recoverable from reinsurers                                      (9,388)                (13,005)
    Funds withheld                                                           3,467                    (716)
    Deferred acquisition costs                                             (64,670)                (46,856)
    Deferred charges                                                         2,427                     934
    Prepaid reinsurance premiums                                           (24,414)                 (6,150)
    Other assets                                                            (1,267)                (11,730)
    Life and annuity benefits                                                 (230)                 (4,763)
    Property and casualty losses                                             9,065                  63,873
    Experience refunds                                                     (20,676)                  2,200
    Reinsurance balances payable                                            24,971                   5,335
    Unearned property and casualty premiums                                248,120                 218,920
    Accounts payable and accrued expenses                                    2,831                  (3,231)

                                                                 -----------------       -----------------
Cash from (used in) operating activities                                   (27,707)                 69,183
                                                                 -----------------       -----------------

INVESTING ACTIVITIES
    Purchases of fixed maturities                                          (87,226)                (81,450)
    Sales (purchases) of alternative investments, net                          148                 (85,257)
    Sales of fixed maturities                                               55,668                  83,520
    Redemptions of fixed maturities                                         26,500                       -

                                                                 -----------------       -----------------
Cash used in investing activities                                           (4,910)                (83,187)
                                                                 -----------------       -----------------

FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                              3,027                       -
    Repurchases of common shares                                              (294)                      -
    Proceeds from bank loan                                                100,000                       -
    Dividends paid                                                            (793)                      -
    Distributions to / conversion of minority shareholders                  (3,173)                      -
    Deposit liabilities, net                                                30,496                       -
    Note and loans repaid                                                        -                     100


                                                                 -----------------       -----------------
Cash from financing activities                                             129,263                     100
                                                                 -----------------       -----------------

Changes in cash and cash equivalents                                        96,646                 (13,904)

Cash and cash equivalents, beginning of period                              98,322                  27,631

                                                                 -----------------       -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $         194,968       $          13,727
                                                                 =================       =================


          See accompanying notes to consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   GENERAL

     The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd., Max Re Ltd., Max Re Managers Ltd., Max Re Europe Limited, and Max Re Diversified Strategies, Ltd. (collectively, the "Company"). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company's financial position and results. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001.

     Max Re Capital Ltd. was incorporated on July 8, 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products. The Company's principal operating subsidiary is Max Re Ltd., a Bermuda, long-term and Class 4 insurer. The Company conducts its European activities through Max Re Europe Limited, a Dublin, Ireland based reinsurance company.

2.   EARNINGS PER SHARE

     Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

3.   BANK LOAN

     In March 2002, the Company completed a $100 million sale of shares of Max Re Diversified Strategies, Ltd. ("MDS"). Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for a variable rate of interest based on LIBOR plus a spread. Additional MDS shares with a fair value of $66.7 million were pledged as collateral to which the Company is exposed to credit risk. Under accounting principles generally accepted in the United States, these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100 million bank loan.

     The swap termination date is February 2004, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum MDS net asset value. At termination, the purchaser has the option to sell the MDS shares to the Company at a price equal to the aggregate book value of the MDS shares on the date of repurchase.

4.   COMMITMENTS

     In January 2002, the Company entered into a $100 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG ("HVB"). HVB is the majority shareholder of Grand Central Re Limited, a Bermuda domiciled reinsurance company that is managed by the Company and in which the Company has an equity interest. Under the terms of this facility, HVB will issue letters of credit up to a total of $100 million, secured by fixed maturities and alternative investments. This letter of credit facility requires that the Company comply with certain covenants, including minimum consolidated tangible net worth. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At March 31, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility. Fixed maturities with a fair value of $29.6 million and MDS shares with a fair value of $63.0 million were pledged as collateral for these letters of credit.

     At March 31, 2002, letters of credit totaling $325.8 million were issued under the Company's $375 million letter of credit facility with a syndicate of banks. Fixed maturities with a fair value of $258.4 million and MDS shares with a fair value of $150.0 million were pledges as collateral for these letters of credit.

5.  SEGMENT INFORMATION

     The Company operates in the reinsurance business serving two markets: the life and annuity market, which includes disability products, and the property and casualty market. The Company evaluates the results of its reinsurance activities in total and does not allocate assets by segment.

     A summary of operations by segment for the three months ended March 31, 2002 and 2001 is as follows:

                                                                           March 31, 2002

                                                     Life and       Property and
                                                     Annuity          Casualty           Other        Consolidated
                                                ---------------------------------------------------------------------
                                                          (Expressed in thousands of United States Dollars)

Gross premiums written                           $    14,656   $          329,238  $           -   $       343,894

Reinsurance premiums ceded                            (2,199)             (33,700)             -           (35,899)
                                                ---------------------------------------------------------------------
      Net premiums written                       $    12,457   $          295,538  $           -   $       307,995
                                                =====================================================================


Earned premiums                                  $    14,656   $           81,118  $           -   $        95,774

Earned premiums ceded                                 (2,199)             ( 8,102)             -           (10,301)
                                                ---------------------------------------------------------------------
      Net premiums earned                             12,457               73,016              -            85,473


Net interest income                                        -                    -         12,415            12,415

Net gains on alternative investments                       -                    -          2,666             2,666

Net realized gains on fixed maturities                     -                    -            149               149

Other income                                               -                1,270            625             1,895
                                                ---------------------------------------------------------------------
      Total revenues                                  12,457               74,286         15,855           102,598

Losses, benefits and
experience refunds                                    15,402               54,230              -            69,632

Acquisition costs                                        768               23,423              -            24,191

Interest expense                                        (565)                 179            238              (148)

General and administrative expenses                    1,550                1,639          2,686             5,875
                                                ---------------------------------------------------------------------
      Total losses and expenses                       17,155               79,471          2,924            99,550

Income (loss) before minority interest           $    (4,698)  $           (5,185) $      12,931   $         3,048
                                                =====================================================================

Total assets                                     $         -   $                -  $   2,429,698   $     2,429,698
                                                =====================================================================

                                                                           March 31, 2001

                                                     Life and       Property and
                                                     Annuity          Casualty           Other        Consolidated
                                                ---------------------------------------------------------------------
                                                          (Expressed in thousands of United States Dollars)

Gross premiums written                           $           -  $          276,200  $           -  $       276,200

Reinsurance premiums ceded                                   -              (8,200)             -           (8,200)
                                                ---------------------------------------------------------------------
      Net premiums written                       $           -  $          268,000  $           -  $       268,000
                                                =====================================================================

Earned premiums                                  $           -  $           57,280  $           -  $        57,280

Earned premiums ceded                                                       (2,050)             -           (2,050)
                                                ---------------------------------------------------------------------
      Net premiums earned                                    -              55,230              -           55,230


Net interest income                                          -                   -          8,772            8,772

Net gains on alternative investments                         -                   -         14,791           14,791

Net realized gains on fixed maturities                       -                   -            768              768

Other income                                                 -                  45              -               45
                                                ---------------------------------------------------------------------
      Total revenues                                         -              55,275         24,331            79,606

Losses, benefits and
experience refunds                                       5,066              55,601              -            60,667

Acquisition costs                                          438               6,754              -             7,192

General and administrative expenses                      1,323               1,516          2,235             5,074
                                                ---------------------------------------------------------------------
      Total losses and expenses                          6,827              63,871          2,235            72,933

Income (loss) before minority interest           $      (6,827)  $          (8,596) $      22,096  $          6,673
                                                =====================================================================

Total assets                                     $           -   $               -  $   1,230,081  $      1,230,081
                                                =====================================================================

     Financial information relating to gross premiums written by geographic region for the three months ended March 31, 2002 and 2001 were as follows:

                                                            March 31,
                                                     2002             2001
                                              ----------------------------------
                                                 (Expressed in thousands of
                                                   United States Dollars)
North America                                $          190,716  $     195,200
Europe                                                  153,178         81,000
Reinsurance Ceded - North America                       (12,922)        (8,200)
Reinsurance Ceded - Europe                              (22,977)             -
                                           -------------------------------------
                                             $          307,995  $     268,000
                                           =====================================

     Four customers accounted for 33.8%, 29.4%, 13.2% and 11.0%, respectively, of the Company's gross premiums written during the three months ended March 31, 2002. Three customers accounted for 45.3%, 29.3% and 16.3%, respectively, of the Company's gross premiums written during the three months ended March 31, 2001.

6.       EQUITY CAPITAL

     Max Re Capital Ltd.'s Board of Directors declared a dividend of $0.02 per share on February 8, 2002 payable to shareholders of record on February 22, 2002.

     As of March 31, 2002, the remaining authorization under the Company's share repurchase program was approximately $22.7 million. The Company repurchased 20,000 common shares at an average of $14.71 per common share for a total amount of approximately $294,000 including costs incurred to effect the repurchases, during the three months ended March 31, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion and analysis of the Company's results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 and the financial condition of the Company as of March 31, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in the Company's Annual Report for the year ended December 31, 2001.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company's current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to the Company or the Company's management. When the Company makes forward-looking statements, it is basing them on management's beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized include, without limitation, acceptance in the market of the Company's reinsurance products; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; material fluctuations in interest rate levels; regulatory changes and conditions; rating agency policies and practices; claims development; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this report reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company's operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company's behalf are expressly qualified in their entirety by this paragraph.

Overview

     The Company is a Bermuda-based provider of reinsurance for both the property and casualty and the life and annuity, including disability, insurance markets. The Company principally offers customized, alternative risk transfer reinsurance products in both markets. Commencing January 1, 2002, the Company began selectively underwriting traditional property and casualty risks, particularly the workers' compensation and professional liability classes. The Company often incorporates features of alternative risk transfer products, such as aggregate loss caps and limits on number of occurrences covered, into its traditional risk underwriting. The Company continually considers other opportunities in the financial services markets. In evaluating such opportunities, the Company assesses the competitive advantage it possesses based on its skills and capabilities.

     The Company's capital base and structured reinsurance products provide flexibility in making decisions regarding investments. The Company's investments are comprised of high grade fixed maturities, an alternative investment portfolio employing seven strategies to manage investment risk that is invested in over 40 underlying trading entities and two strategic insurance private equity investments.

     The demand for the Company's property and casualty reinsurance products was strong during the three months ended March 31, 2002. The property and casualty market is currently presenting more opportunities to the Company than the life and annuity market. In the current low interest rate environment, there is decreased demand for the Company's life and annuity products, especially in the United States. The Company anticipates decreased demand for its life and annuity products until there is a sustained increase in interest rates.

Results of Operations - Three months ended March 31, 2002 compared to the three months ended March 31, 2001

     Gross premiums written. Gross premiums written for the three months ended March 31, 2002 increased 25% to $343.9 million compared to $276.2 million for the three months ended March 31, 2001. Gross premiums written for property and casualty were $329.2 million for the three months ended March 31, 2002 compared to $276.2 million for the three months ended March 31, 2001. The increase in gross premiums written is attributable to rising demand, principally as a result of market conditions following the September 11, 2001 tragedy. Gross premiums written for life and annuity were $14.7 million for the three months ended March 31, 2002 compared to none for the three months ended March 31, 2001. In addition to the low interest rate environment dampening the Company's life and annuity production, the demand for the type of life and annuity reinsurance products that the Company offers is typically weak during the first three months of the calendar year.

     Reinsurance Premiums ceded. Reinsurance premiums ceded for the three months ended March 31, 2002 were $35.9 million compared to $8.2 million for the three months ended March 31, 2001. Reinsurance premiums ceded during the three months ended March 31, 2002 were principally related to the Company's quota-share retrocessional agreement with Grand Central Re Limited.

     Net premiums written. Net premiums written for the three months ended March 31, 2002 were $308.0 million compared to $268.0 million for the three months ended March 31, 2001. Net premiums written for property and casualty products for the three months ended March 31, 2002 were $295.5 million compared to $268.0 million for the three months ended March 31, 2001. Net premiums written for life and annuity products for the three months ended March 31, 2002 were $12.5 million compared to none for the three months ended March 31, 2001.

     Net premiums earned. Net premiums earned for the three months ended March 31, 2002 were $85.5 million compared to $55.2 million for the three months ended March 31, 2001. Property and casualty net premiums earned were $73.0 million, after the deduction of $8.1 million of earned premiums ceded, for the three months ended March 31, 2002 compared to $55.2 million, after the deduction of $2.1 million of earned premiums ceded, for the three months ended March 31, 2001. Life and annuity net premiums earned were $12.5 million, after the deduction of $2.2 million of earned premiums ceded, for the three months ended March 31, 2002 compared to no net premiums earned for the three months ended March 31, 2001.

     Net investment income. Net investment income was $12.4 million for the three months ended March 31, 2002 compared to $8.8 million for the three months ended March 31, 2001. The increase was primarily attributable to the increase in the fixed maturities portfolio resulting from cash received in collection of premiums written since March 31, 2001, as well as proceeds contributed from the Company's initial public offering in August 2001. Increasing interest rates contributed to a total return of (0.37)% for the fixed maturities portfolio for the three months ended March 31, 2002 compared to a total return of 2.84% for the three months ended March 31, 2001.

         Net gains on alternative investments. Net gains on the alternative investment portfolio were $2.7 million for the three months ended March 31, 2002 compared to $14.8 million for the three months ended March 31, 2001. The decrease was primarily the result of a 0.41% return on the alternative investment portfolio for the first quarter of 2002 compared to a 3.60% return for the first quarter of 2001 offset by the return generated from additional purchases of alternative investments resulting from cash provided by operating activities since March 31, 2001 and proceeds contributed from the Company's initial public offering in August 2001.

         Losses, benefits and experience refunds. Losses, benefits and experience refunds were $69.6 million for the three months ended March 31, 2002 compared to $60.7 million for the three months ended March 31, 2001. Property and casualty losses were $54.2 million for the three months ended March 31, 2002 compared to $55.6 million for the three months ended March 31, 2001. The decrease in property and casualty losses resulted from the commutation and novation of two reinsurance contracts during the three months ended March 31, 2002 that were written during the Company's first year of operations. The termination of the risks associated with these contracts was the principal contributor to a $6.0 million favorable impact on net income from property and casualty loss reserves and experience refunds released from the balance sheet during the three months ended March 31, 2002. Life and annuity benefits were $15.4 million for the three months ended March 31, 2002 compared to $5.1 million for the three months ended March 31, 2001. The increase was principally attributable to the life and annuity premiums written and earned during the first quarter of 2002 compared to no premiums written and earned during the same period in 2001, offset by $2.8 million of favorable experience from life and annuity contracts written in prior years.

         Acquisition costs. Acquisition costs were $24.2 million for the three months ended March 31, 2002 compared to $7.2 million for the three months ended March 31, 2001. The increase in acquisition costs was a result of the Company's increase in property and casualty insurance volume and the structuring of the Company's contracts to provide greater ceding commissions to its clients. Acquisition costs during each of the three months ended March 31, 2002 and 2001 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company's reinsurance products.

         General and administrative expenses. General and administrative expenses were $5.9 million for the three months ended March 31, 2002 compared to $5.1 million for the three months ended March 31, 2001. The increase reflects the costs associated with growing the Company's operations and principally relates to personnel costs. The Company's general and administrative expense ratio from net premiums earned and deposits received was 5.0% for the first quarter of 2002 compared to 9.2% for the same period in 2001. The Company attempts to maintain a low cost operating structure.

         Net income. Net income for the three months ended March 31, 2002 was $2.6 million compared to net income of $5.2 million for the three months ended March 31, 2001. The decline in net income resulted principally from lower returns on the Company's alternative investment portfolio.

Liquidity and Capital Resources

         As a holding company, Max Re Capital Ltd.'s ("Max Re Capital") principal assets are its investments in the voting common stock of its principal subsidiary, Max Re Ltd. ("Max Re") , and the common stock of its other subsidiaries. The Company's principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At March 31, 2002, Max Re, which is required to have $148.0 million in statutory capital and surplus in order to pay dividends, had $610.8 million in statutory capital and surplus.

         Cash flow. The Company's principal sources of cash are premiums and deposits received, underwriting management fees, reinsurance recoveries under the Company's retrocessional contracts, investment income and proceeds from redemptions, sales and maturities of portfolio investments. The cash is utilized to pay losses and benefits, pay experience refunds, pay policy acquisition costs, purchase retrocessional protection, satisfy operating and capital expenditures and purchase investments. For the three months ended March 31, 2002, the Company used $27.7 million in its operating activities compared to generating $69.2 million from operating activities for the three months ended March 31, 2001. Cash flows from operating activities decreased in the period ended March 31, 2002 compared to the same period in 2001 due to an increase in premiums receivable and the settlement of liabilities associated with the commutation and novation of two property and casualty contracts. Cash flows from financing activities were principally provided by the Company's $100 million sale of shares in MDS, its subsidiary that invests in alternative assets, and simultaneous execution of a total return swap with the same counterparty, which is reflected as a bank loan. The cash generated by the Company from financing activities was principally used to purchase fixed maturities, net of sales and redemptions, of $5.1 million during the three months ended March 31, 2002 compared principally to the purchase of alternative investments of $85.3 million in 2001.

         Capital resources. The Company's capital structure currently consists of equity and minority interest. At March 31, 2002, total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $686.2 million as compared with $699.7 million at December 31, 2001. Shareholders' equity decreased during the quarter ended March 31, 2002 principally due to a $12.5 million decrease in unrealized gains from fixed maturities, which resulted from rising interest rates, offset by net income of $2.6 million. The Company continuously reviews its capital adequacy and believes this level of capital is sufficient to support the Company's current reinsurance operations.

         In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements. The Company has two letter of credit facilities as of March 31, 2002. The Company's primary letter of credit facility is a $375 million letter of credit facility with a syndicate of commercial banks. At March 31, 2002 and December 31, 2001 letters of credit totaling $325.8 million and $282.9 million, respectively, were issued and outstanding under this facility. In January 2002, the Company entered into a $100 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG ("HVB"). The Company was provided a commitment for this facility at the time it entered into a joint venture with HVB that resulted in the formation of Grand Central Re Ltd. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At March 31, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility. All letters of credit issued under these facilities are collateralized by a portion of the Company's investments. The Company was in compliance with all the covenants of its letter of credit facilities at March 31, 2002.

     In March 2002, the Company completed a $100 million sale of shares of Max Re Diversified Strategies, Ltd. ("MDS"). Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for a variable rate of interest based on LIBOR plus a spread. Additional MDS shares with a fair value of $66.7 million were pledged as collateral to which the Company is exposed to credit risk. Under accounting principles generally accepted in the United States, these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100 million bank loan. These transactions enabled the Company to transform a portion of its MDS assets into an asset that can be held in a trust for the benefit of certain ceding reinsurance companies that require security to meet regulatory requirements.

     The swap termination date is February 2004, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum MDS net asset value. At termination, the purchaser has the option to sell the MDS shares to the Company at a price equal to the aggregate book value of the MDS shares on the date of repurchase.

     On February 8, 2002 Max Re Capital's Board of Directors declared a quarterly shareholder dividend of $0.02 per share payable to shareholders of record on February 22, 2002. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On May 3, 2002, the Board of Directors declared a dividend of $0.02 per share to be paid on May 30, 2002 to shareholders of records on May 16, 2002.

     The Company had no material commitments for capital expenditures at March 31, 2002.

     The Company's insurer financial strength ratings were unchanged during the three months ended March 31, 2002. The Company's ratings are "A- (Excellent)" by A.M. Best Company, Inc. and "A (Strong)" by Fitch, Inc. These ratings reflect each rating agency's opinion of the Company's financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. The Company believes the critical accounting policies set forth in its Form 10-K, filed on March 27, 2002, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. These accounting policies pertain to revenue recognition, investment valuation and loss and loss adjustment expenses. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on the Company's results of operations and financial condition.

New Accounting Pronouncements

     The Financial Accounting Standards Board recently issued FAS No. 143, "Accounting for Asset Retirement Obligations" and FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period such obligation is incurred. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. FAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Currently, these statements will not have any impact on the financial position of the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company engages in an investment strategy that combines a fixed maturities portfolio, an alternative investment portfolio that employs seven strategies to manage investment risk, and two insurance private equity investments. The Company attempts to maintain adequate liquidity in its fixed maturities portfolio to fund operations and protect against unexpected events, and the Company has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company's investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed maturities portfolio, the Company's risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity intended to match the cash outflow characteristics of the Company's life and annuity and property and casualty liabilities.

     As of March 31, 2002, the Company was not holding any high-yield investments in its fixed maturities portfolio. Pursuant to the Company's investment policies, derivative positions are allowed only for the purposes of collateralization structuring, risk management and security replication. As a result, the Company believes that its exposure to credit risk and losses due to leverage is not material. At March 31, 2002, the impact on the fixed maturities portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.32% or approximately $35.5 million and the impact on the fixed maturities portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.81% or approximately $40.7 million.

     With respect to the Company's alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company's fund managers.

     However, the Company consistently and systematically monitors the strategies and funds in which it is invested and the portfolio manager must ensure compliance with the Company's alternative investment guidelines. The Company believes its overall risk is limited as a result of its selected strategies' low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2002, the impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.85% or approximately $5.4 million and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.85% or approximately $5.4 million.

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

         There are no pending legal proceedings. The Company anticipates that it will be subject to litigation and arbitration in the ordinary course of business.

ITEM 2.  Changes in Securities

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit                         Description
         -------                         -----------

         10.1 Letter of Credit Reimbursement Agreement dated as of January 14, 2002 between Max Re Ltd. and Bayerische Hypo- und Vereinsbank AG, New York Branch

         10.2 Total Return Swap Confirmation dated as of March 1, 2002 between Max Re Ltd. and Canadian Imperial Bank of Commerce

         99.1 Factors Affecting Future Financial Results (incorporated by reference to
                                         Exhibit 99.1 of the Company's Annual
                                         Report on Form 10-K filed with the
                                         Securities and Exchange Commission on
                                         March 27, 2002)

   (b)   Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended March 31, 2002.

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

Date:  May 14, 2002

                                          /s/ Keith S. Hynes
                                          --------------------------------------
                                          Name: Keith S. Hynes
                                           Title: Executive Vice President and
                                                  Chief Financial Officer

Date:  May 14, 2002