Form 10-Q
period 2002-06-30
MAX RE CAPITAL LTD
filed 2002-08-14
CIK 1141719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number 000-33047

MAX RE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ascot House
28 Queen Street
Hamilton, HM 11
Bermuda
(Address of principal executive offices)
(Zip Code)

(441) 296-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒        No    ☐

The number of the Registrant’s Common Shares (par value $1.00 per share) outstanding as of June 30, 2002 was 39,597,879.

MAX RE CAPITAL LTD.

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$260,539	$98,322
Fixed maturities, available for sale at fair value	947,978	884,069
Alternative investments, at fair value	641,228	627,793
Accrued interest income	10,147	10,896
Premiums receivable	250,072	89,607
Losses recoverable from reinsurers	191,537	173,663
Funds withheld	50,945	55,480
Deferred acquisition costs	96,071	39,835
Deferred charges	39,536	44,437
Prepaid reinsurance premiums	46,964	17,373
Other assets	8,421	7,075

Total assets	$2,543,438	$2,048,550

LIABILITIES
Life and annuity benefits	$409,536	$423,767
Property and casualty losses	640,436	573,421
Experience refunds	3,045	22,956
Reinsurance balances payable	163,114	129,655
Deposit liabilities	116,489	79,389
Unearned property and casualty premiums	404,435	110,963
Accounts payable and accrued expenses	13,520	8,736
Bank loan	100,000	—

Total liabilities	1,850,575	1,348,887

Minority interest	111,149	115,593

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized 39,597,879 shares issued and outstanding (2001 – 39,582,379)	39,598	39,582
Additional paid-in capital	543,904	543,438
Loans receivable from officers for common share sales	(12,575)	(12,575)
Unearned stock grant compensation	(3,278)	(2,894)
Accumulated other comprehensive income	15,011	13,475
Retained earnings (deficit)	(946)	3,044

Total shareholders’ equity	581,714	584,070

Total liabilities, minority interest and shareholders’ equity	$2,543,438	$2,048,550

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(Expressed in thousands of United States Dollars, except share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
REVENUES
Gross premiums written	$121,538	$152,508	$465,432	$428,708
Reinsurance premiums ceded	(14,879)	(64,698)	(50,778)	(72,898)

Net premiums written	$106,659	$87,810	$414,654	$355,810

Earned premiums	$76,186	$185,033	$171,960	$242,314
Earned premiums ceded	(10,887)	(38,512)	(21,188)	(40,562)

Net premiums earned	65,299	146,521	150,772	201,752
Net investment income	13,389	9,981	25,804	18,754
Net gains on alternative investments	2,905	5,326	5,570	20,117
Net realized gains on fixed maturities	2,439	19	2,588	787
Other income	2,144	1,397	4,040	1,440

Total revenues	86,176	163,244	188,774	242,850

LOSSES AND EXPENSES
Losses, benefits and experience refunds	71,717	158,915	141,349	219,582
Acquisition costs	14,818	5,257	39,010	12,450
Interest expense	911	—	763	—
General and administrative expenses	4,723	4,537	10,598	9,610

Total losses and expenses	92,169	168,709	191,720	241,642

INCOME (LOSS) BEFORE MINORITY INTEREST	(5,993)	(5,465)	(2,946)	1,208
Minority interest	990	1,346	545	(134)

NET INCOME (LOSS)	(5,003)	(4,119)	(2,401)	1,074
Change in net unrealized appreciation of fixed maturities	14,010	(3,349)	1,536	841

COMPREHENSIVE INCOME (LOSS)	$9,007	$(7,468)	$(865)	$1,915

Basic earnings (loss) per share	$(0.13)	$(0.15)	$(0.06)	$0.04

Diluted earnings (loss) per share	$(0.13)	$(0.15)	$(0.06)	$0.04

Weighted average shares outstanding – basic	39,799,258	28,273,444	39,661,853	28,049,920

Weighted average shares outstanding – diluted	46,955,512	36,819,309	46,917,333	36,049,544

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2002	2001
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	39,582	27,683
Issuance of shares	262	1,072
Repurchase of shares	(246)	—

Balance, end of period	39,598	28,755

Additional paid-in capital
Balance, beginning of period	543,438	376,905
Issuance of shares	3,736	17,413
Repurchase of shares	(3,270)	—

Balance, end of period	543,904	394,318

Loans receivable from common share sales
Balance, beginning of period	(12,575)	(11,650)
Notes and loans issued, net of repaid	—	(625)

Balance, end of period	(12,575)	(12,275)

Unearned stock grant compensation
Balance, beginning of period	(2,894)	(630)
Stock grants awarded	(971)	(3,208)
Amortization	587	434

Balance, end of period	(3,278)	(3,404)

Accumulated other comprehensive income
Balance, beginning of period	13,475	6,801
Holding gains on fixed maturities	3,541	1,832
Gains included in net income	(2,588)	(787)
Reallocation to minority interest	583	(204)

Balance, end of period	15,011	7,642

Retained earnings (deficit)
Balance, beginning of period	3,044	1,305
Net income (loss)	(2,401)	1,074
Dividends paid	(1,589)	—

Balance, end of period	(946)	2,379

Total shareholders’ equity	$581,714	$417,415

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(2,401)	$1,074
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Minority share of income (loss)	(545)	134
Amortization of unearned stock grant compensation	587	434
Amortization of discount on fixed maturities	165	(592)
Realized gains on fixed maturities	(2,588)	(787)
Net gains on alternative investments	(5,570)	(20,117)
Accrued interest income	749	409
Premiums receivable	(160,465)	(326,905)
Losses recoverable from reinsurers	(17,874)	(70,165)
Funds withheld	4,535	(6,517)
Deferred acquisition costs	(56,236)	(46,609)
Deferred charges	4,901	900
Prepaid reinsurance premiums	(29,591)	(32,336)
Other assets	(1,346)	(5,485)
Life and annuity benefits	(14,231)	88,987
Property and casualty losses	67,015	162,641
Experience refunds	(19,911)	1,320
Reinsurance balances payable	33,459	63,534
Unearned property and casualty premiums	293,472	186,394
Accounts payable and accrued expenses	4,784	(3,564)

Cash from (used in) operating activities	98,909	(7,250)

INVESTING ACTIVITIES
Purchases of fixed maturities	(306,709)	(86,410)
Sales (purchases) of alternative investments, net	(8,024)	(96,867)
Sales of fixed maturities	192,704	86,873
Redemptions of fixed maturities	53,630	—

Cash used in investing activities	(68,399)	(96,404)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	3,027	14,552
Repurchases of common shares	(3,516)	—
Proceeds from bank loan	100,000	—
Dividends paid	(1,589)	—

Distributions to / conversion of minority shareholders	(3,315)	—
Deposit liabilities, net	37,100	83,589
Notes and loans repaid	—	100

Cash from financing activities	131,707	98,241

Changes in cash and cash equivalents	162,217	(5,413)

Cash and cash equivalents, beginning of period	98,322	27,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,539	$22,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $533 in 2002 and $nil in 2001

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Managers”), Max Re Europe Limited (“Max Re Europe”) and Max Re Diversified Strategies, Ltd. (“MDS”, and, together with Max Re Capital, Max Re, Managers and Max Re Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001.

Max Re Capital was incorporated on July 8, 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products. The Company’s principal operating subsidiary is Max Re, a Bermuda long-term and Class 4 insurer. The Company conducts its European activities through Max Re Europe Limited, a Dublin, Ireland based reinsurance company.

2.	EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

3.	BANK LOAN

In March 2002, the Company completed a $100 million sale of shares of MDS, through which the Company principally invests in alternative assets, to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for a variable rate of interest based on LIBOR plus a spread. Additional MDS shares with a fair value of $66.7 million were pledged as collateral to which the Company is exposed to credit risk. Under accounting principles generally accepted in the United States, these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100 million bank loan.

The swap termination date is February 2004, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum MDS net asset value. At termination, the purchaser has the option to sell the MDS shares to the Company at a price equal to the fair value of the MDS shares on the date of repurchase.

4.	COMMITMENTS

In January 2002, the Company entered into a $100 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company. HVB is the majority shareholder of Grand Central Re Limited, a Bermuda domiciled reinsurance company (“Grand Central Re”), which is managed by the Managers and in which the Company has an equity interest. Under the terms of this facility, HVB will issue letters of credit up to a total of $100 million, secured by fixed maturities and alternative investments. This letter of credit facility requires that the Company comply with certain covenants, including minimum consolidated tangible net worth. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At June 30, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility. Fixed maturities and cash equivalents with a fair value of $30.8 million and MDS shares with a fair value of $134.0 million were pledged as collateral for these letters of credit at June 30, 2002.

At June 30, 2002, letters of credit totaling $333.6 million were issued under the Company’s $375 million letter of credit facility with a syndicate of banks. Fixed maturities and cash equivalents with a fair value of $275.2 million and MDS shares with a fair value of $156.4 million were pledged as collateral for these letters of credit at June 30, 2002.

5.	SEGMENT INFORMATION

The Company operates in the reinsurance business serving two markets: the life and annuity market, which includes disability products, and the property and casualty market. The Company evaluates the results of its reinsurance activities in total and does not allocate assets by segment.

A summary of operations by segment for the six months ended June 30, 2002 and 2001 is as follows:

	June 30, 2002
	Life and Annuity	Property and Casualty	Other	Consolidated
	(Expressed in thousands of United States Dollars)

Gross premiums written	$14,656	$450,776	$—	$465,432
Reinsurance premiums ceded	(2,199)	(48,579)	—	(50,778)

Net premiums written	$12,457	$402,197	$—	$414,654

Earned premiums	$14,656	$157,304	$—	$171,960
Earned premiums ceded	(2,199)	(18,989)	—	(21,188)

Net premiums earned	12,457	138,315	—	150,772

Net investment income	—	—	25,804	25,804
Net gains on alternative investments	—	—	5,570	5,570
Net realized gains on fixed maturities	—	—	2,588	2,588
Other income	—	2,725	1,315	4,040

Total revenues	12,457	141,040	35,277	188,774

Losses, benefits and experience refunds	24,737	116,612	—	141,349
Acquisition costs	1,093	37,917	—	39,010
Interest expense	(642)	466	939	763
General and administrative expenses	3,387	3,757	3,454	10,598

Total losses and expenses	28,575	158,752	4,393	191,720

Income (loss) before minority interest	$(16,118)	$(17,712)	$30,884	$(2,946)

Total assets	$—	$—	$2,543,438	$2,543,438

	June 30, 2001
	Life and Annuity	Property and Casualty	Other	Consolidated
	(Expressed in thousands of United States Dollars)

Gross premiums written	$113,717	$314,991	$—	$428,708
Reinsurance premiums ceded	(17,386)	(55,512)	—	(72,898)

Net premiums written	$96,331	$259,479	$—	$355,810

Earned premiums	$113,717	$128,597	$—	$242,314
Earned premiums ceded	(17,386)	(23,176)	—	(40,562)

Net premiums earned	96,331	105,421	—	201,752
Net investment income	—	—	18,754	18,754
Net gains on alternative investments	—	—	20,117	20,117
Net realized gains on fixed maturities	—	—	787	787
Other income	—	340	1,100	1,440

Total revenues	96,331	105,761	40,758	242,850

Losses, benefits and experience refunds	105,436	114,146	—	219,582
Acquisition costs	505	11,945	—	12,450
General and administrative expenses	3,005	2,675	3,930	9,610

Total losses and expenses	108,946	128,766	3,930	241,642

Income (loss) before minority interest	$(12,615)	$(23,005)	$36,828	$1,208

Total assets	$—	$—	$1,535,740	$1,535,740

Financial information relating to gross and net premiums written by geographic region for the six months ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
	(Expressed in thousands of United States Dollars)
North America	$301,163	$347,708
Europe	164,269	81,000
Reinsurance Ceded—North America	(25,282)	(72,898)
Reinsurance Ceded—Europe	(25,496)	—

	$414,654	$355,810

Three customers accounted for 28.5%, 21.7% and 12.7%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2002. Four customers accounted for 36.6%, 24.0%, 18.9% and 11.2%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2001.

6.	EQUITY CAPITAL

Max Re Capital’s Board of Directors declared quarterly dividends of $0.02 per share on February 8, 2002 and May 3, 2002, respectively, payable to shareholders of record on February 22, 2002 and May 17, 2002.

As of June 30, 2002, the remaining authorization under the Company’s share repurchase program was approximately $19.5 million. The Company repurchased 246,500 common shares at an average of $14.24 per common share for a total amount of approximately $3,517,000 including costs incurred to effect the repurchases, during the six months ended June 30, 2002.

7.	EQUITY INVESTMENT

In May 2001, the Company made an equity investment of $15 million for 7.5% of the ordinary shares of Grand Central Re. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

Managers provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the six months ended June 30, 2002 and 2001 were $1,314,885 and $1,102,134, respectively, and are included in other income in the accompanying consolidated statements of income and comprehensive income.

Max Re has entered into a quota share retrocession agreement with Grand Central Re that commenced as of January 1, 2001. The accompanying consolidated balance sheets and statements of income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	June 30,
	2002	2001
	(Expressed in thousands of United States Dollars)
Prepaid reinsurance premiums	$44,657	$28,020
Losses recoverable from reinsurers	112,437	37,497
Reinsurance balances payable	126,035	48,546
Written premiums ceded	48,258	64,266
Earned premiums ceded	20,245	36,246
Losses, benefits and experience refunds, net	17,819	39,533

The Company believes that the terms of the insurance management and quota share retrocession agreements with Grand Central Re are comparable to the terms that the Company would expect to negotiate in arms’ length transactions with unrelated parties.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001 and the financial condition of the Company as of June 30, 2002. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in the Company’s Annual Report for the year ended December 31, 2001.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company’s current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to the Company or the Company’s management. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized include, without limitation, acceptance in the market of the Company’s reinsurance products; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; material fluctuations in interest rate levels; regulatory changes and conditions; rating agency policies and practices; claims development; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this report reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company’s behalf are expressly qualified in their entirety by this paragraph.

Overview

The Company is a Bermuda-based provider of reinsurance for both the property and casualty and the life and annuity, including disability, insurance markets. The Company principally offers customized, alternative risk transfer reinsurance products in both markets. On January 1, 2002, the Company began selectively underwriting traditional property and casualty risks, particularly workers’ compensation and professional liability lines. The Company often incorporates features of alternative risk transfer products, such as aggregate loss caps and limits on number of occurrences covered, into its traditional risk underwriting.

The Company’s capital base and structured reinsurance products provide flexibility in making decisions regarding investments. The Company’s investments are currently comprised of high grade fixed maturities, an alternative investment portfolio employing 10 strategies to manage investment risk that is invested in over 35 underlying trading entities and two strategic insurance private equity investments.

The demand for the Company’s property and casualty reinsurance products continued to be strong during the three months ended June 30, 2002. The property and casualty market is currently presenting more opportunities to the Company than the life and annuity market. In the current low interest rate environment, there is decreased demand for the Company’s life and annuity products, especially in the United States. The Company anticipates decreased demand for its life and annuity products until there is a sustained increase in interest rates.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. The Company believes the critical accounting policies set forth in its Form 10-K, filed on March 27, 2002, describe the more significant judgments and estimates used in the preparation of its consolidated financial statements. These accounting policies pertain to revenue recognition, investment valuation and loss and loss adjustment expenses. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on the Company’s results of operations and financial condition.

Results of Operations — Three months ended June 30, 2002 compared to the three months ended June 30, 2001

Gross premiums written.   Gross premiums written for the three months ended June 30, 2002 were $121.5 million compared to $152.5 million for the three months ended June 30, 2001. Gross premiums written for property and casualty were $121.5 million for the three months ended June 30, 2002 compared to $38.8 million for the three months ended June 30, 2001. Property and casualty underwriting continued to be strong, and demand for alternative risk transfer products has increased, since the September 11, 2001 tragedy. There were no gross premiums written for life and annuity for the three months ended June 30, 2002 compared to $113.7 million for the three months ended June 30, 2001. The Company believes that the lack of life and annuity underwriting production during the quarter is attributable to the current low interest rate environment and weak economy. The demand for the type of life and annuity reinsurance products that the Company offers is typically weak during those periods when interest rates are low.

Reinsurance premiums ceded.   Reinsurance premiums ceded for the three months ended June 30, 2002 were $14.9 million compared to $64.7 million for the three months ended June 30, 2001. All reinsurance premiums ceded during the three months ended June 30, 2002 were ceded pursuant to the Company’s quota-share retrocessional agreement with Grand Central Re.

Net premiums written.   Net premiums written for the three months ended June 30, 2002 were $106.7 million compared to $87.8 million for the three months ended June 30, 2001. Net premiums written for property and casualty products for the three months ended June 30, 2002 were $106.7 million compared to ($8.5) million for the three months ended June 30, 2001. The net premiums written for property and casualty products for the three months ended June 30, 2001 reflects the Company’s variable quota-share retrocession arrangement with Grand Central

Re that commenced on January 1, 2001. There were no net premiums written for life and annuity products for the three months ended June 30, 2002 compared to $96.3 million for the three months ended June 30, 2001.

Net premiums earned.   Net premiums earned for the three months ended June 30, 2002 were $65.3 million compared to $146.5 million for the three months ended June 30, 2001. Property and casualty net premiums earned were $65.3 million, after the deduction of $10.9 million of earned premiums ceded, for the three months ended June 30, 2002 compared to $50.2 million, after the deduction of $21.1 million of earned premiums ceded, for the three months ended June 30, 2001. There were no life and annuity net premiums earned for the three months ended June 30, 2002 compared to $96.3 million net premiums earned after the deduction of $17.4 million of earned premiums ceded, for the three months ended June 30, 2001. The difference between net premiums written and net premiums earned during each of the three months ended June 30, 2002 and 2001 reflects the fact that most of the Company’s property and casualty reinsurance contracts are written on a prospective basis, with the premium earned over the period reinsurance protection is provided, whereas each of the Company’s life and annuity contracts assumes the existing risk of the reinsured, and, as such, the related premium is earned at the time the Company enters into the contract.

Net investment income.   Net investment income was $13.4 million for the three months ended June 30, 2002 compared to $10.0 million for the three months ended June 30, 2001. The increase was primarily attributable to the increase in the fixed maturities portfolio resulting from cash received in collection of premiums since June 30, 2001, as well as deployment of $180 million cash received in connection with the Company’s initial public offering in August 2001.

Net gains on alternative investments.   Net gains on the alternative investment portfolio were $2.9 million for the three months ended June 30, 2002 compared to $5.3 million for the three months ended June 30, 2001. Significant contributors to net gains on alternative investments in the current period were the global macro and insurance underwriting strategies, which were partially offset by losses from the distressed and long short equity strategies.

Losses, benefits and experience refunds.   Losses, benefits and experience refunds were $71.7 million for the three months ended June 30, 2002 compared to $158.9 million for the three months ended June 30, 2001. Property and casualty losses and experience refunds were $62.4 million for the three months ended June 30, 2002 compared to $58.5 million for the three months ended June 30, 2001. The increase in property and casualty losses resulted primarily from additional contracts in force offset by the commutation and novation of two reinsurance contracts during the three months ended March 31, 2002 that contributed to losses in 2001. Life and annuity benefits and experience refunds were $9.3 million for the three months ended June 30, 2002 compared to $80.7 million for the three months ended June 30, 2001. The decrease was principally attributable to the life and annuity premiums written and earned during the second quarter of 2001 compared to no premiums written and earned during the same period in 2002.

Acquisition costs.   Acquisition costs were $14.8 million for the three months ended June 30, 2002 compared to $5.3 million for the three months ended June 30, 2001. The increase in acquisition costs was a result of the Company’s increase in property and casualty insurance volume and the structuring of the Company’s contracts to provide greater ceding commissions to its clients. Acquisition costs during each of the three months ended June 30, 2002 and 2001 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

General and administrative expenses.   General and administrative expenses were $4.7 million for the three months ended June 30, 2002 compared to $4.5 million for the three months ended June 30, 2001. The increase reflects the costs associated with growing the Company’s operations and principally relates to personnel costs.

Net loss.   Net loss for the three months ended June 30, 2002 was $5.0 million compared to a net loss of $4.1 million for the three months ended June 30, 2001. The increase in the net loss resulted principally from lower returns on the Company’s alternative investment portfolio.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Gross premiums written.   Gross premiums written for the six months ended June 30, 2002 were $465.4 million compared to $428.7 million for the six months ended June 30, 2001. Gross premiums written for property and casualty increased to $450.8 million for the six months ended June 30, 2002 from $315.0 million for the six months ended June 30, 2001. Gross premiums written for property and casualty increased due to increased opportunities in the market as a result of the events of September 11, 2001. Gross premiums written for life and annuity declined to $14.7 million for the six months ended June 30, 2002 from $113.7 million for the six months ended June 30, 2001. The current low interest rate environment has resulted in a decrease in demand for the life and annuity products offered by the Company.

Reinsurance premiums ceded.   Reinsurance premiums ceded for the six months ended June 30, 2002 were $50.8 million compared to $72.9 million for the six months ended June 30, 2001. Premiums ceded were related principally to the variable quota share retrocessional agreement with Grand Central Re.

Net premiums earned.   Net premiums earned for the six months ended June 30, 2002 were $150.8 million compared to $201.8 million for the six months ended June 30, 2001. Property and casualty net premiums earned were $138.3 million, after the deduction of $19.0 million of earned premiums ceded, compared to $105.4 million, after the deduction of $23.1 million of earned premiums ceded for the six months ended June 30, 2001. Life and annuity net premiums earned were $12.5 million, after the deduction $2.2 million of earned premiums ceded, for the six months ended June 30, 2002, compared to $96.3 million, after the deduction of $17.4 million of earned premiums ceded for the same period in 2001.

Net investment income.   Net investment income was $25.8 million for the six months ended June 30, 2002 compared to $18.8 million for the six months ended June 30, 2001. The increase was primarily attributable to the increase in the fixed income portfolio resulting from cash provided by the Company’s operating and financing activities since June 30, 2001.

Net gains on alternative investments.   Net gains on the alternative investment portfolio were $5.6 million for the six months ended June 30, 2002 compared to $20.1 million for the six months ended June 30, 2001. Significant contributors to the gains in the six month period were the insurance underwriting and diversified arbitrage strategies, which were partially offset by losses from the opportunistic and long short equity strategies.

Losses, benefits and experience refunds.   Losses, benefits and experience refunds were $141.3 million for the six months ended June 30, 2002 compared to $219.6 million for the six months ended June 30, 2001. Property and casualty losses were $116.6 million for the six months ended June 30, 2002 compared to $114.1 million for the six months ended June 30, 2001. The increase in property and casualty losses was related to the increase in property and casualty premiums written and earned during the six months ended June 30, 2002 compared to the same period in 2001. The year to date losses in 2002 reflects the commutation and novation of two reinsurance contracts in January 2002 that were written during the Company’s first year of operations. The termination of the risks associated with these contracts contributed a $6.0 million favorable impact on net income from property and casualty loss reserves and experience refunds released from the balance sheet on the effective date of the respective commutation and novation. Life and annuity benefits were $24.7 million for the six months ended June 30, 2002 compared to $105.4 million for the six months ended June 30, 2001. The decrease was attributable to the Company’s lower premium production from its life and annuity business for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The year to date benefits in 2002 reflects $5.1 million of favorable experience from life and annuity contracts written in prior years.

Acquisition costs.   Acquisition costs were $39.0 million for the six months ended June 30, 2002 compared to $12.5 million for the six months ended June 30, 2001. Acquisition costs during each of the six months ended June 30, 2002 and 2001 consisted primarily of amortization of deferred policy acquisition costs. The increase in acquisition costs was a result of the Company’s increase in property and casualty insurance volume and the structuring of the Company’s contracts to provide greater ceding commissions to its clients.

General and administrative expenses.   General and administrative expenses were $10.6 million for the six months ended June 30, 2002 compared to $9.6 million for the six months ended June 30, 2001. General and administrative expenses in the six months ended June 30, 2002 were 5.5% of net premiums earned and deposits received compared to 4.8% for the six months ended June 30, 2001. The Company’s current general and administrative expense ratio reflects its attempt to maintain a low cost operating structure.

Net income (loss).   Net loss for the six months ended June 30, 2002 was $2.4 million compared to net income of $1.1 million for the six months ended June 30, 2001. The decline in net income resulted principally from lower returns on the Company’s alternative investment portfolio.

Liquidity and Capital Resources

As a holding company, Max Re Capital’s principal assets are its investments in the voting common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries. The Company’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At June 30, 2002, Max Re, which is required to have $201.3 million in statutory capital and surplus in order to pay dividends, had $530.5 million in statutory capital and surplus.

Cash flow.   The Company’s principal sources of cash are premiums and deposits received, underwriting management fees, reinsurance recoveries under the Company’s retrocessional contracts, investment income and proceeds from redemptions, sales and maturities of portfolio investments. The cash is utilized to pay losses and benefits, pay experience refunds, pay policy acquisition costs, purchase retrocessional protection, satisfy operating and capital expenditures and purchase investments. For the six months ended June 30, 2002, the Company generated $98.9 million from operating activities compared to using $7.3 million in its operating activities for the six months ended June 30, 2001. Cash flows from operating activities increased in the six-month period ended June 30, 2002 compared to the same period in 2001 principally due to collection of insurance premiums. Cash flows from financing activities were principally provided by the Company’s $100 million sale of shares in MDS, through which the Company principally invests in alternative assets, and simultaneous execution of a total return swap with the same counterparty, which is reflected as a bank loan. The cash generated by the Company from financing activities was principally used to purchase fixed maturities, net of sales and redemptions, of $60.4 million during the six months ended June 30, 2002 compared to the purchase of alternative investments of $96.9 million during the same period in 2001.

Capital resources.   The Company’s capital structure currently consists of equity and minority interest. At June 30, 2002, total capitalization after deducting $12.6 million of loans to management and including $14.1 million in retained deficit and accumulated other comprehensive income, amounted to $692.9 million as compared with $699.7 million at December 31, 2001. Shareholders’ equity decreased during the six months ended June 30, 2002 due to a net loss of $2.4 million, dividends paid of $1.6 million, share repurchases of $3.5 million, partially offset by a $1.5 million increase in unrealized gains from fixed maturities, which resulted from interest rate movements. The Company continuously reviews its capital adequacy and believes this level of capital is sufficient to support the Company’s current reinsurance operations.

In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements. The Company has two letter of credit facilities as of June 30, 2002. The Company’s primary letter of credit facility is a $375 million letter of credit facility with a syndicate of commercial banks. At June 30, 2002 and December 31, 2001 letters of credit totaling $333.6 million and $282.9 million, respectively, were issued and outstanding under this facility. In January 2002, the Company entered into a $100 million letter of credit facility with the New York branch of HVB. The Company was provided a commitment for this facility at the time it entered into a joint venture with HVB that resulted in the formation of Grand Central Re. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At June 30, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility. All letters of credit issued under these facilities are collateralized by a portion of the Company’s invested assets. The Company was in compliance with all the covenants of its letter of credit facilities at June 30, 2002.

In March 2002, the Company completed a $100 million sale of shares of MDS to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for a variable rate of interest based on LIBOR plus a spread. Additional MDS shares with a fair value of $66.7 million were pledged as collateral to which the Company is exposed to credit risk. Under GAAP these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100 million bank loan. These transactions enabled the Company to transform a portion of its MDS assets into fixed maturity securities that can be held in a trust for the benefit of certain ceding reinsurance companies that require trust assets to meet regulatory requirements. The swap termination date is February 2004, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum MDS net asset value. At termination, the purchaser has the option to sell the MDS shares to the Company at a price equal to the fair value of the MDS shares on the date of repurchase. At June 30, 2002, the Company was in compliance with all provisions of the total return swap agreement that could, if breached, result in its early termination.

On February 8, 2002 and May 3, 2002 Max Re Capital’s Board of Directors declared quarterly shareholder dividends of $0.02 per share payable to shareholders of record on February 22, 2002 and May 17, 2002 respectively. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On July 26, 2002, the Board of Directors declared a dividend of $0.02 per share to be paid on August 26, 2002 to shareholders of record on August 12, 2002.

The Company had no material commitments for capital expenditures at June 30, 2002.

The Company’s insurer financial strength ratings were unchanged during the six months ended June 30, 2002. The Company’s ratings are “A- (Excellent)” by A.M. Best Company, Inc. and “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of the Company’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

New Accounting Pronouncements

The Financial Accounting Standards Board recently issued FAS No. 143, “Accounting for Asset Retirement Obligations” and FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period such obligation is incurred. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. FAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect that these statements will have any impact on its financial position.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company engages in an investment strategy that combines a fixed maturities portfolio, an alternative investment portfolio that employs ten strategies to manage investment risk, and two insurance private equity investments. The Company attempts to maintain adequate liquidity in its fixed maturities portfolio to fund operations and protect against unexpected events, and the Company has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company’s investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. The Company manages its market risk based on Board of Directors approved investment policies. With respect to its fixed maturities portfolio, the Company’s risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity tailored to the cash outflow characteristics of the Company’s property and casualty and life and annuity liabilities.

As of June 30, 2002, all securities held in the Company’s fixed maturities portfolio were investment grade securities. Pursuant to the Company’s investment policies, derivative positions are allowed only for the purposes of collateralization structuring, risk management and security replication. As a result, the Company believes that its exposure to credit risk and losses due to leverage is not material. At June 30, 2002, the impact on the fixed maturities portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.17% or approximately $30.1 million and the impact on the fixed maturities portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.59% or approximately $34.0 million.

With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s underlying fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested and Moore Capital Management, Ltd., the Company’s alternative investment portfolio advisor, must ensure compliance with the Company’s alternative investment guidelines. The Company believes its overall risk is limited as a result of the selected strategies’ diversification and low correlation to the bond market, the stock market and each other. At June 30, 2002, the impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.85% or approximately $5.5 million and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.85% or approximately $5.5 million.

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings

There are no pending legal proceedings. The Company anticipates that it will be subject to litigation and arbitration in the ordinary course of business.

ITEM 2.   Changes in Securities

Not applicable.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

Max Re Capital held its Annual General Meeting of Shareholders on May 2, 2002. For more information on the following proposals, see Max Re Capital’s proxy statement dated March 26, 2002, the relevant portions of which are incorporated herein by reference.

(1)   The shareholders elected four Class 2 directors of Max Re Capital to serve until Max Re Capital’s annual general meeting of shareholders in 2005:

Director	For	Against	Abstain
Glenn Dubin	29,213,441	209,817	—
William H. Heyman	29,206,641	216,617	—
Willis T. King, Jr.	29,336,434	86,824	—
Steven M. Skala	29,213,741	209,517	—

The terms of Directors Zack H. Bacon III, Laurence W. Cheng, Peter J. Rackley, James L. Zech, John R. Barber, Robert J. Cooney, Stephan W. Bub, William R. Goodell, and Mario P. Torsiello continued after the meeting.

(2)   The shareholders approved an amendment to Max Re Capital’s 2000 Stock Incentive Plan to increase the number of shares issuable under such plan by 3,000,000:

For	23,359,878
Against	5,859,159
Abstain	204,221

Total	29,423,258

(3)   The shareholders ratified the appointment of KPMG, Hamilton, Bermuda, as the Company’s independent auditors for 2002:

For	29,360,358
Against	61,950
Abstain	950

Total	29,423,258

ITEM 5.   Other Information

Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1   Factors Affecting Future Financial Performance (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002)

99.2   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Re Capital Ltd.

/S/ ROBERT J. COONEY
Name: Robert J. Cooney
Title: President and Chief Executive Officer

Date: August 14, 2002

/S/ KEITH S. HYNES
Name: Keith S. Hynes
Title: Executive Vice President and Chief Financial Officer

Date: August 14, 2002

S-1