Form 10-Q
period 2002-09-30
MAX RE CAPITAL LTD
filed 2002-11-13
CIK 1141719

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of the Registrant’s Common Shares (par value $1.00 per share) outstanding as of September 30, 2002 was 38,395,079.

MAX RE CAPITAL LTD.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$79,326	$98,322
Fixed maturities, available for sale at fair value	1,244,292	884,069
Alternative investments, at fair value	607,333	627,793
Accrued interest income	12,570	10,896
Premiums receivable	218,150	89,607
Losses recoverable from reinsurers	202,119	173,663
Funds withheld	54,104	55,480
Deferred acquisition costs	84,324	39,835
Deferred charges	37,074	44,437
Prepaid reinsurance premiums	36,603	17,373
Other assets	9,863	7,075

Total assets	$2,585,758	$2,048,550

LIABILITIES
Life and annuity benefits and experience refunds	$407,467	$423,767
Property and casualty losses and experience refunds	721,292	596,377
Reinsurance balances payable	162,131	129,655
Deposit liabilities	121,354	79,389
Unearned property and casualty premiums	360,229	110,963
Accounts payable and accrued expenses	7,143	8,736
Bank loan	100,000	—

Total liabilities	1,879,616	1,348,887

Minority interest	115,287	115,593

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized 38,395,079 shares issued and outstanding (2001 – 39,582,379)	38,395	39,582
Additional paid-in capital	531,062	543,438
Loans receivable from officers for common share sales	(12,575)	(12,575)
Unearned stock grant compensation	(2,967)	(2,894)
Accumulated other comprehensive income	52,224	13,475
Retained earnings (deficit)	(15,284)	3,044

Total shareholders’ equity	590,855	584,070

Total liabilities, minority interest and shareholders’ equity	$2,585,758	$2,048,550

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

REVENUES
Gross premiums written	$65,664	$42,395	$531,096	$471,103
Reinsurance premiums ceded	(2,636)	(6,352)	(53,414)	(79,250)

Net premiums written	$63,028	$36,043	$477,682	$391,853

Earned premiums	$109,870	$67,871	$281,830	$310,184
Earned premiums ceded	(12,996)	(12,332)	(34,184)	(52,894)

Net premiums earned	96,874	55,539	247,646	257,290
Net investment income	13,772	13,244	39,576	31,998
Net gains on alternative investments	1,095	(4,734)	6,666	15,383
Net realized gains on fixed maturities	663	183	3,251	969
Other income	1,114	1,056	5,153	2,498

Total revenues	113,518	65,288	302,292	308,138

LOSSES AND EXPENSES
Losses, benefits and experience refunds	102,647	59,626	243,996	279,209
Acquisition costs	22,743	8,813	61,753	21,262
Interest expense	315	2,846	1,078	2,846
General and administrative expenses	4,856	5,009	15,453	14,620

Total losses and expenses	130,561	76,294	322,280	317,937

INCOME (LOSS) BEFORE MINORITY INTEREST	(17,043)	(11,006)	(19,988)	(9,799)
Minority interest	2,705	2,315	3,250	2,181

NET INCOME (LOSS)	(14,338)	(8,691)	(16,738)	(7,618)
Change in net unrealized appreciation of fixed maturities	37,213	12,132	38,749	12,973

COMPREHENSIVE INCOME (LOSS)	$22,875	$3,441	$22,011	$5,355

Basic earnings (loss) per share	$(0.37)	$(0.25)	$(0.43)	$(0.25)

Diluted earnings (loss) per share	$(0.37)	$(0.26)	$(0.43)	$(0.26)

Weighted average shares outstanding - basic	38,795,490	34,935,749	39,156,435	30,369,075

Weighted average shares outstanding - diluted	45,914,822	42,255,081	46,320,151	38,242,049

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30

	2002	2001

Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	39,582	27,683
Issuance of shares	262	13,103
Repurchase of shares	(1,449)	(1,011)

Balance, end of period	38,395	39,775

Additional paid-in capital
Balance, beginning of period	543,438	376,905
Issuance of shares	3,736	182,389
Repurchase of shares	(15,340)	(13,043)
Distribution to shareholders	(772)	—

Balance, end of period	531,062	546,251

Loans receivable from common share sales
Balance, beginning of period	(12,575)	(11,650)
Notes and loans issued, net of repaid	—	(925)

Balance, end of period	(12,575)	(12,575)

Unearned stock grant compensation
Balance, beginning of period	(2,894)	(630)
Stock grants awarded	(971)	(3,288)
Amortization	898	763

Balance, end of period	(2,967)	(3,155)

Accumulated other comprehensive income
Balance, beginning of period	13,475	6,801
Holding gains on fixed maturities	48,402	17,169
Gains included in net income	(3,251)	(969)
Reallocation to minority interest	(6,402)	(3,227)

Balance, end of period	52,224	19,774

Retained earnings (deficit)
Balance, beginning of period	3,044	1,306
Net income (loss)	(16,738)	(7,618)
Dividends paid	(1,590)	—

Balance, end of period	(15,284)	(6,312)

Total shareholders’ equity	$590,855	$583,758

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(16,738)	$(7,618)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority share of income (loss)	(3,250)	(2,181)
Amortization of unearned stock grant compensation	898	763
Amortization of discount on fixed maturities	643	(851)
Realized gains on fixed maturities	(3,251)	(969)
Net gains on alternative investments	(6,666)	(15,383)
Accrued interest income	(1,674)	(1,870)
Premiums receivable	(128,543)	(136,343)
Losses recoverable from reinsurers	(28,456)	(97,539)
Funds withheld	1,376	(9,397)
Deferred acquisition costs	(44,489)	(44,720)
Deferred charges	7,363	1,814
Prepaid reinsurance premiums	(19,230)	(26,356)
Other assets	(2,788)	(2,734)
Life and annuity benefits and experience refunds	(16,300)	77,716
Property and casualty losses and experience refunds	124,915	237,147
Reinsurance balances payable	32,476	78,339
Unearned property and casualty premiums	249,266	160,918
Accounts payable and accrued expenses	(1,593)	3,202

Cash from operating activities	143,959	213,938

INVESTING ACTIVITIES
Purchases of fixed maturities	(608,192)	(390,287)
Sales (purchases) of alternative investments, net	27,407	(186,466)
Sales of fixed maturities	231,817	118,497
Redemptions of fixed maturities	63,630	11,780

Cash used in investing activities	(285,338)	(446,476)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	3,027	191,179
Repurchases of common shares	(16,789)	(14,054)
Proceeds from bank loan	100,000	—
Dividends paid / distribution of capital	(2,362)	—
Distributions to / conversion of minority shareholders	(3,458)	—
Deposit liabilities, net	41,965	79,153
Notes and loans repaid	—	100

Cash from financing activities	122,383	256,378

Changes in cash and cash equivalents	(18,996)	23,840
Cash and cash equivalents, beginning of period	98,322	27,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,326	$51,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $856 in 2002 and $nil in 2001

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  GENERAL

     The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Managers”), Max Re Europe Limited (“Max Re Europe”) and Max Re Diversified Strategies, Ltd. (“MDS,” and, together with Max Re Capital, Max Re, Managers and Max Re Europe, the “Company”).  In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001.

     Max Re Capital was incorporated on July 8, 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products.  The Company’s principal operating subsidiary is Max Re, a Bermuda long-term and Class 4 insurer.  The Company conducts its European activities through Max Re Europe, a Dublin, Ireland based reinsurance company.

2.  EARNINGS PER SHARE

     Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities.  Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

3.  BANK LOAN

     In March 2002, the Company completed a $100.0 million sale of shares of MDS to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for a variable rate of interest based on LIBOR plus a spread.  Additional MDS shares owned by Max Re with a fair value of $61.4 million at September 30, 2002 were pledged as collateral.  Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100.0 million bank loan.

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

4.  SEGMENT INFORMATION

     The Company operates in the reinsurance business serving two markets: the property and casualty market and the life and annuity market, which includes disability products.  Within the property and casualty segment, the Company offers three products: structured risk transfer, alternative risk transfer and traditional risk transfer.  The Company differentiates these products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract with its structured risk transfer products having the lowest aggregate loss cap and occurrence limits and its traditional risk transfer products having the highest.  Within the life and annuity segment, the Company currently offers products focusing on existing blocks of business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as that of the original policies.  The Company does not allocate assets by segment.

     A summary of operations by segment for the nine months ended September 30, 2002 and 2001 is as follows:

	September 30, 2002

Year to Date Segment Information:	Property & Casualty				Life & Annuity	Other	Consolidated
(in 000’s US$)	Structured Risk	Alternative Risk	Traditional	Total

Gross premiums written	$270,764	$186,200	$59,476	$516,440	$14,656	$—	$531,096
Reinsurance premiums ceded	(42,328)	(8,888)	—	(51,216)	(2,198)	—	(53,414)

Net premiums written	$228,436	$177,312	$59,476	$465,223	$12,458	$—	$477,682

Earned premiums	$185,792	$65,143	$16,239	$267,174	$14,656	$—	$281,830
Earned premiums ceded	(29,023)	(2,963)	—	(31,986)	(2,198)	—	(34,184)

Net premiums earned	156,769	62,180	16,239	235,188	12,458	—	247,646
Net investment income	—	—	—	—	—	39,576	39,576
Net gains on alternative investments	—	—	—	—	—	6,666	6,666
Net realized gains on fixed maturities	—	—	—	—	—	3,251	3,251
Other income	2,495	638	—	3,133	—	2,020	5,153

Total revenues	159,264	62,818	16,239	238,321	12,458	51,513	302,292
Losses, benefits and experience refunds	148,441	45,726	12,196	206,363	37,633	—	243,996
Acquisition costs	40,236	15,782	4,375	60,393	1,360	—	61,753
Interest expense	597	—	—	597	(1,162)	1,643	1,078
General and administrative expenses	2,607	1,793	573	4,973	3,991	6,489	15,453

Total losses and expenses	191,881	63,301	17,144	272,327	41,822	8,132	322,280

Net income (loss) before minority interest	$(32,617)	$(483)	$(905)	$(34,005)	$(29,364)	$43,381	$(19,988)

	September 30, 2001

Year to Date Segment Information:	Property & Casualty				Life & Annuity	Other	Consolidated
(in 000’s US$)	Structured Risk	Alternative Risk	Traditional	Total

Gross premiums written	$357,132	$—	$—	$357,132	$113,971	$—	$471,103
Reinsurance premiums ceded	(61,826)	—	—	(61,826)	(17,424)	—	(79,250)

Net premiums written	$295,306	$—	$—	$295,306	$96,547	$—	$391,853

Earned premiums	$196,213	$—	$—	$196,213	$113,971	$—	$310,184
Earned premiums ceded	(35,470)	—	—	(35,470)	(17,424)	—	(52,894)

Net premiums earned	160,743	—	—	160,743	96,547	—	257,290
Net investment income	—	—	—	—	—	31,998	31,998
Net gains on alternative investments	—	—	—	—	—	15,383	15,383
Net realized gains on fixed maturities	—	—	—	—	—	969	969
Other income	500	—	—	500	—	1,998	2,498

Total revenues	161,243	—	—	161,243	96,547	50,348	308,138
Losses, benefits and experience refunds	167,359	—	—	167,359	111,850	—	279,209
Acquisition costs	20,522	—	—	20,522	740	—	21,262
Interest expense	—	—	—	—	2,846	—	2,846
General and administrative expenses	4,178	—	—	4,178	4,694	5,748	14,620

Total losses and expenses	192,059	—	—	192,059	120,130	5,748	317,937

Net income (loss) before minority interest	$(30,816)	$—	$—	$(30,816)	$(23,583)	$44,600	$(9,799)

     Financial information relating to gross and net premiums written by geographic region for the nine months ended September 30, 2002 and 2001 were as follows:

	September 30,

	2002	2001

	(Expressed in thousands of United States Dollars)
North America	$317,833	$390,103
Europe	213,263	81,000
Reinsurance Ceded - North America	(26,900)	(79,250)
Reinsurance Ceded - Europe	(26,514)	—

	$477,682	$391,853

     Three customers accounted for 25.2%, 19.9% and 13.2%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2002.  Four customers accounted for 33.3%, 21.9%, 17.2% and 13.8%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2001.

5.  EQUITY CAPITAL

     Max Re Capital’s Board of Directors declared quarterly dividends of $0.02 per share on each of February 8, 2002, May 3, 2002 and July 26, 2002 payable to shareholders of record on February 22, 2002, May 17, 2002 and August 12, 2002, respectively.  The quarterly dividend declared on July 26, 2002 has been treated as a distribution to shareholders since the Company had a retained deficit on the payment date.

     The Company repurchased 1,449,300 common shares at an average of $11.58 per common share for a total amount of approximately $16.8 million, including costs incurred to effect the repurchases, during the nine months ended September 30, 2002. As of September 30, 2002, the remaining authorization under the Company’s share repurchase program was  approximately $31.3 million, including the authorization by Max Re Capital’s Board of Directors announced on November 1, 2002 to repurchase an additional $25.0 million of shares.

6.  RELATED PARTIES

     Grand Central Re

     Pursuant to an insurance management agreement, Managers provides insurance management services to Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”).  Fees for such services for each of the nine months ended September 30, 2002 and 2001 were approximately $2.0 million and are included in other income in the accompanying consolidated statements of income and comprehensive income.

     Max Re has entered into a quota share retrocession agreement with Grand Central Re that commenced as of January 1, 2001.  The accompanying consolidated balance sheets and statements of income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	September 30,

	2002	2001

	(Expressed in thousands of United States Dollars)
Prepaid reinsurance premiums	$34,768	$24,198
Losses recoverable from reinsurers	121,442	48,537
Reinsurance balances payable	124,016	61,298
Reinsurance premiums ceded	50,824	70,618
Earned premiums ceded	32,701	46,420
Losses, benefits and experience refunds, net	25,176	50,095

     The Company believes that the terms of the insurance management and quota share retrocession agreements with Grand Central Re are comparable to the terms that the Company would expect to negotiate in arms’ length transactions with unrelated parties.

     Alternative Investment Managers

     In connection with fund investments held by MDS and managed by Moore Capital Management, Inc., which is affiliated with certain shareholders of the Company (“Moore”), the Company has paid management and incentive fees of $3.4 million to Moore for the nine months ended September 30, 2002.   Moore is also the investment manager of MDS, for which it received no fees in this role for the nine months ended September 30, 2002.  The Company is currently negotiating an amendment to the investment management agreement with Moore to provide for the payment of management and incentive fees beginning in January 2003.  Fees contemplated for investment management services are expected to include a management fee of 0.70% of assets held by MDS in funds unaffiliated with Moore and an incentive fee of 7.5% of the return achieved by MDS in excess of 10%.

     In addition, for the nine months ended September 30, 2002, the Company paid management and incentive fees of $0.6 million to a fund investment held by MDS that is managed by another shareholder, of which a Company director is a founding partner.   All investment fees incurred on the alternative investments are included in the net gains on alternative investments in the consolidated statements of income and comprehensive income.

7.  COMMITMENTS

     Letter of Credit Facilities

     At September 30, 2002, letters of credit totaling $339.7 million were issued under the Company’s $375 million letter of credit facility with a syndicate of banks.  Fixed maturities and cash equivalents with a fair value of $292.2 million and MDS shares with a fair value of $156.0 million at September 30, 2002 were pledged as collateral for these letters of credit.

     In January 2002, the Company entered into a $100.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company.  HVB is the majority shareholder of Grand Central Re, which is managed by Managers and in which the Company has a 7.5% equity interest.  This letter of credit facility requires that the Company comply with certain covenants, including minimum consolidated tangible net worth.  The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party.  At September 30, 2002, letters of credit totaling $58.5 million were issued by HVB under this $100.0 million letter of credit facility.  Fixed maturities and cash equivalents with a fair value of $31.5 million and MDS shares with a fair value of $66.8 million at September 30, 2002 were pledged as collateral for these letters of credit.

     Lease Commitments

     In 2001, the Company entered into a ten-year lease agreement to lease a building that is currently under construction in Hamilton, Bermuda.  In connection with the lease of the building, the Company has contractual commitments of approximately $4.4 million for leasehold improvements at September 30, 2002.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion and analysis of the Company’s results of operations for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001 and the financial condition of the Company as of September 30, 2002.  This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in the Company’s Annual Report for the year ended December 31, 2001.

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

Overview

     The Company is a Bermuda-based provider of customized reinsurance for both the property and casualty and the life and annuity, including disability, insurance markets.  As a result of improved market conditions, the Company began selectively underwriting traditional property and casualty risks, principally workers’ compensation and professional liability lines, on January 1, 2002.  The Company intends to opportunistically increase its emphasis on traditional property and casualty underwriting.  The Company often incorporates features such as aggregate loss caps and limits on the number of occurrences covered into its products.

     In the current property and casualty market in which supply and the price environment have been impacted by the September 11, 2001 tragedy, the Company continues to experience increased demand for its property and casualty reinsurance products.  The property and casualty market is currently presenting more opportunities to the Company than the life and annuity market.  In the current low interest rate environment, there is decreased demand for the Company’s life and annuity products, especially in the United States.  The Company anticipates continuing decreased demand for its life and annuity products until there is a sustained increase in interest rates.

     The Company’s capital base and reinsurance products provide flexibility in making decisions regarding investments.  The Company’s investments are currently comprised of high grade fixed maturities, an alternative investment portfolio employing 11 strategies designed to provide diversification and manage investment risk that is invested in approximately 35 underlying trading entities and two strategic insurance private equity investments.  At September 30, 2002, the allocation of invested assets was approximately 69% cash and fixed maturities and 31% alternative investments.

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

Results of Operations – Three months ended September 30, 2002 compared to the three months ended September 30, 2001

     Gross premiums written.  Gross premiums written for the three months ended September 30, 2002 were $65.7 million compared to $42.4 million for the three months ended September 30, 2001 which represents an increase of 55%.  Gross premiums written for property and casualty were $65.7 million for the three months ended September 30, 2002 compared to $42.1 million for the three months ended September 30, 2001.  Property and casualty underwriting continued to be strong, and demand for alternative risk transfer and traditional products has increased, principally due to market conditions since the September 11, 2001 tragedy.  There were no gross premiums written for life and annuity for the three months ended September 30, 2002 compared to $0.3 million for the three months ended September 30, 2001.  The Company believes that the lack of life and annuity underwriting production during the quarter is attributable to the current low interest rate environment and weak global economy.  The demand for the type of life and annuity reinsurance products that the Company offers is typically weak during periods when interest rates are low.

     Reinsurance premiums ceded.  Reinsurance premiums ceded for the three months ended September 30, 2002 were $2.6 million compared to $6.4 million for the three months ended September 30, 2001.  Reinsurance premiums ceded during each of the three-month periods ended September 30, 2001 and 2002 principally relate to the Company’s quota-share retrocessional agreement with Grand Central Re.  The decrease in the current period principally resulted from the Company retroceding fewer premiums under this agreement.

     Net premiums written.  Net premiums written for the three months ended September 30, 2002 were $63.0 million compared to $36.0 million for the three months ended September 30, 2001.  Net premiums written for property and casualty products for the three months ended September 30, 2002 were $63.0 million compared to $35.8 million for the three months ended September 30, 2001.  There were no net premiums written for life and annuity products for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2001.

     Net premiums earned.  Net premiums earned for the three months ended September 30, 2002 were $96.9 million compared to $55.5 million for the three months ended September 30, 2001.  Property and casualty net premiums earned were $96.9 million, after the deduction of $13.0 million of earned premiums ceded, for the three months ended September 30, 2002 compared to $55.3 million, after the deduction of $12.2 million of earned premiums ceded, for the three months ended September 30, 2001.  There were no life and annuity net premiums earned for the three months ended September 30, 2002 compared to $0.2 million net premiums earned after the deduction of $0.1 million of earned premiums ceded, for the three months ended September 30, 2001.  The difference between net premiums written and net premiums earned during each of the three months ended September 30, 2002 and 2001 reflects the fact that most of the Company’s property and casualty reinsurance contracts are written on a prospective basis, with the premium earned over the period reinsurance protection is provided, whereas each of the Company’s life and annuity contracts assumes the existing risk of the reinsured, and, accordingly, the related premium is earned at the time the Company enters into the contract.

     Net investment income.  Net investment income was $13.8 million for the three months ended September 30, 2002 compared to $13.2 million for the three months ended September 30, 2001.  The increase was primarily attributable to the increase in the fixed maturities portfolio resulting from cash received in collection of premiums since September 30, 2001, as well as deployment of $180 million cash received in connection with the Company’s initial public offering in August 2001.

     Net gains on alternative investments.  Net gains on the alternative investment portfolio were $1.1 million for the three months ended September 30, 2002 compared to ($4.7) million for the three months ended September 30, 2001.  Alternative investment strategies principally contributing to the gains in the current period were the commodity trading, fixed income arbitrage and insurance underwriting strategies, which were partially offset by losses in the distressed securities, event-driven arbitrage and convertible arbitrage strategies.

     Losses, benefits and experience refunds.  Losses, benefits and experience refunds were $102.6 million for the three months ended September 30, 2002 compared to $59.6 million for the three months ended September 30, 2001.  Property and casualty losses and experience refunds were $89.8 million for the three months ended September 30, 2002 compared to $53.2 million for the three months ended September 30, 2001.  The increase in property and casualty losses resulted primarily from additional contracts in force and an increase in loss reserves of approximately $2.0 million on a property and casualty contract written in a prior year.  Life and annuity benefits and experience refunds were $12.8 million for the three months ended September 30, 2002 compared to $6.4 million for the three months ended September 30, 2001.  The increase in life and annuity benefits resulted from additional contracts in force and an increase in loss reserves of approximately $3.0 million on a life and annuity contract written in a prior year.

     Acquisition costs.  Acquisition costs were $22.7 million for the three months ended September 30, 2002 compared to $8.8 million for the three months ended September 30, 2001.  The increase in acquisition costs was a result of the Company’s increase in property and casualty insurance volume and the structuring of the Company’s contracts to provide greater ceding commissions to its clients.  Acquisition costs during each of the three months ended September 30, 2002 and 2001 are principally amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business.  Acquisition costs are customarily associated with the type of premium written by the Company.  Generally, acquisition costs fluctuate with business volume and changes in product mix.  The largest component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

     General and administrative expenses.  General and administrative expenses were $4.9 million for the three months ended September 30, 2002 compared to $5.0 million for the three months ended September 30, 2001.  These represent the Company’s operating expenses, and are principally personnel costs.

     Net loss.  Net loss for the three months ended September 30, 2002 was $14.3 million compared to a net loss of $8.7 million for the three months ended September 30, 2001.  The increase in the loss principally resulted from the strengthening of insurance reserves and lower investment returns than necessary to support the Company’s increased insurance liabilities.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

     Gross premiums written.  Gross premiums written for the nine months ended September 30, 2002 were $531.1 million compared to $471.1 million for the nine months ended September 30, 2001.  Gross premiums written for property and casualty increased to $516.4 million for the nine months ended September 30, 2002 from $357.1 million for the nine months ended September 30, 2001. Gross premiums written for property and casualty increased due to market demand for, and improved pricing of, products offered by the Company.  Gross premiums written for life and annuity declined to $14.7 million for the nine months ended September 30, 2002 from $114.0 million for the nine months ended September 30, 2001.  The current low interest rate environment has resulted in a decrease in demand for the life and annuity products offered by the Company.

     Reinsurance premiums ceded.   Reinsurance premiums ceded for the nine months ended September 30, 2002 were $53.4 million compared to $79.3 million for the nine months ended September 30, 2001.  Premiums ceded were related principally to the variable quota share retrocessional agreement with Grand Central Re. The decline in premiums ceded is a result of the change in the mix of business written in 2002, whereby certain reinsurance business is not retroceded to Grand Central Re.

     Net premiums earned.  Net premiums earned for the nine months ended September 30, 2002 were $247.6 million compared to $257.3 million for the nine months ended September 30, 2001.  Property and casualty net premiums earned were $235.1 million, after the deduction of $32.0 million of earned premiums ceded, for the nine months ended September 30, 2002 compared to $160.8 million, after the deduction of $35.5 million of earned premiums ceded, for the nine months ended September 30, 2001.  Life and annuity net premiums earned were $12.5 million, after the deduction $2.2 million of earned premiums ceded, for the nine months ended September 30, 2002 compared to $96.5 million, after the deduction of $17.4 million of earned premiums ceded for the same period in 2001.

     Net investment income.  Net investment income was $39.6 million for the nine months ended September 30, 2002 compared to $32.0 million for the nine months ended September 30, 2001.  The increase was primarily attributable to the growth in the fixed income portfolio from $757.7 million at September 30, 2001 to over $1.2 billion at September 30, 2002 resulting from cash provided in connection with the Company’s initial public offering in August 2001 and by the Company’s operating and financing activities since September 30, 2001.

     Net gains on alternative investments.  Net gains on the alternative investment portfolio were $6.7 million for the nine months ended September 30, 2002 compared to $15.4 million for the nine months ended September 30, 2001.  Significant contributors to the gains during the nine month period ended September 30, 2002 were the insurance underwriting, fixed income arbitrage and commodity trading strategies, which were partially offset by losses from the distressed securities and long short equity strategies.

     Losses, benefits and experience refunds. Losses, benefits and experience refunds were $244.0 million for the nine months ended September 30, 2002 compared to $279.2 million for the nine months ended September 30, 2001.  Property and casualty losses and experience refunds were $206.4 million for the nine months ended September 30, 2002 compared to $167.4 million for the nine months ended September 30, 2001.   The increase in property and casualty losses and experience refunds was related to the increase in property and casualty premiums written and earned during the nine months ended September 30, 2002 compared to the same period in 2001.  Life and annuity benefits and experience refunds were $37.6 million for the nine months ended September 30, 2002 compared to $111.8 million for the nine months ended September 30, 2001.  The decrease was attributable to the Company’s lower premium production from its life and annuity business for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

     Acquisition costs.  Acquisition costs were $61.8 million for the nine months ended September 30, 2002 compared to $21.3 million for the nine months ended September 30, 2001. Acquisition costs during each of the nine months ended September 30, 2002 and 2001 consisted principally of amortization of deferred policy acquisition costs.  The increase in acquisition costs was a result of the Company’s increase in property and casualty insurance volume and the structuring of the Company’s contracts to provide greater ceding commissions to its clients.

     General and administrative expenses.   General and administrative expenses were $15.5 million for the nine months ended September 30, 2002 compared to $14.6 million for the nine months ended September 30, 2001.  General and administrative expenses in the nine months ended September 30, 2002 were 4.9% of net premiums earned and deposits received ($69.1 million) compared to 4.2% for the nine months ended September 30, 2001.  The Company’s current general and administrative expense ratio reflects its attempt to maintain a low cost operating structure.

     Net income (loss).  Net loss for the nine months ended September 30, 2002 was $16.7 million compared to $7.6 million for the nine months ended September 30, 2001. The increase in net loss resulted principally from the strengthening of insurance reserves and lower investment returns than necessary to support the Company’s increased insurance liabilities.

Liquidity and Capital Resources

     As a holding company, Max Re Capital’s principal assets are its investments in the voting common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries.  The Company’s principal source of funds is from interest income on cash balances and cash dividends from Max Re and its other subsidiaries.  The payment of dividends is limited under Bermuda insurance laws.  In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws.  At September 30, 2002, Max Re, which is required to have $232.9 million in statutory capital and surplus in order to pay dividends, had $568.0 million in statutory capital and surplus.

     Cash flow.  The Company’s principal sources of cash are premiums and deposits received, underwriting management fees, reinsurance recoveries under the Company’s retrocessional contracts, investment income and proceeds from redemptions, sales and maturities of portfolio investments.  The cash is utilized to pay losses and benefits, pay experience refunds, pay policy acquisition costs, purchase retrocessional protection, satisfy operating and capital expenditures and purchase investments.  For the nine months ended September 30, 2002, the Company generated $144.0 million from operating activities compared to $213.9 million from its operating activities for the nine months ended September 30, 2001.  Cash flows from operating activities decreased in the nine-month period ended September 30, 2002 compared to the same period in 2001. The decrease was principally due to a change in the mix of gross premiums written and the payment of life and annuity benefits in excess of premiums received.  Cash flows from financing activities for the nine months ended September 30, 2002 were principally provided by the Company’s $100.0 million sale of shares in MDS and simultaneous execution of a total return swap with the same counterparty, which is reflected as a bank loan.  Cash flows from financing activities for the nine months ended September 30, 2001 were principally provided by proceeds from the Company’s issuance of common shares amounting to $191.0 million.  The cash generated by the Company from operating and financing activities was principally used to purchase fixed maturities, net of sales and redemptions, of $313.0 million during the nine months ended September 30, 2002 compared to the purchase of fixed maturities, net of sales and redemptions, of $260 million and alternative investments of $186.0 million during the same period in 2001.

     Capital resources.  The Company’s capital structure currently consists of equity and minority interest.  At September 30, 2002, total capitalization after deducting $12.6 million of loans to management and including $36.9 million in retained deficit and accumulated other comprehensive income, amounted to $706.1 million as compared with $699.7 million at December 31, 2001.  Shareholders’ equity increased during the nine months ended September 30, 2002 due to a $38.7 million increase in unrealized gains from fixed maturities resulting from interest rate movements, offset by a net loss of $16.7 million, dividends paid and capital distributions of $2.4 million and share repurchases of $16.8 million.  The Company continuously reviews its capital adequacy and believes this level of capital is sufficient to support the Company’s current reinsurance operations.

     In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements.

The Company has two letter of credit facilities as of September 30, 2002.  The Company’s primary letter of credit facility is a $375 million letter of credit facility with a syndicate of commercial banks.  At September 30, 2002 and December 31, 2001 letters of credit totaling $339.7 million and $282.9 million, respectively, were issued and outstanding under this facility.  In January 2002, the Company entered into a $100.0 million letter of credit facility with the New York branch of HVB.  The Company was provided a commitment for this facility at the time it entered into a joint venture with HVB that resulted in the formation of Grand Central Re.  The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party.  At September 30, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility.  All letters of credit issued under these facilities are collateralized by a portion of the Company’s invested assets.  The Company was in compliance with all the covenants of its letter of credit facilities at September 30, 2002.

     In March 2002, the Company completed a $100.0 million sale of shares of MDS to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for a variable rate of interest based on LIBOR plus a spread.  Additional MDS shares owned by Max Re with a fair value of $61.4 million at September 30, 2002 were pledged as collateral.  Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100.0 million bank loan. These transactions enabled the Company to transform a portion of its MDS assets into fixed maturity securities that can be held in a trust for the benefit of certain ceding reinsurance companies that require trust assets to meet regulatory requirements.  The swap termination date is February 2004, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum MDS net asset value.  At termination, the purchaser has the option to sell the MDS shares to the Company at a price equal to the fair value of the MDS shares on the date of repurchase.  At September 30, 2002, the Company was in compliance with all provisions of the total return swap agreement that could, if breached, result in its early termination.

     On each of February 8, 2002, May 3, 2002 and July 26, 2002, Max Re Capital’s Board of Directors declared quarterly shareholder dividends of $0.02 per share payable to shareholders of record on February 22, 2002, May 17, 2002 and August 12, 2002, respectively.  The dividend declared on July 26, 2002 was deemed a distribution to shareholders since the Company had a retained deficit on the payment date.  Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.  On November 1, 2002, the Board of Directors declared a dividend of $0.02 per share to be paid on December 5, 2002 to shareholders of record on November 15, 2002.

     In connection with the lease of an office building currently under construction in Hamilton, Bermuda, the Company has contractual commitments of approximately $4.4 million for leasehold improvements, with $nil paid, as of September 30, 2002.

     The Company’s insurer financial strength ratings were unchanged during the nine months ended September 30, 2002. The Company’s ratings are “A- (Excellent)” by A.M. Best Company, Inc. and “A (Strong)” by Fitch, Inc.  These ratings reflect each rating agency’s opinion of the Company’s financial strength, operating performance and ability to meet obligations.  They are not evaluations directed toward the protection of investors.

New Accounting Pronouncements

     The Company currently accounts for Employee Stock Options under the rules of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and discloses the pro-forma expense of employee options in the notes to the Company’s financial statements under the provisions of Financial Accounting Standard (FAS) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  The Company will adopt the expense recognition provisions of FAS 123 for all stock options granted on or after January 1, 2003.  Under these provisions, compensation expense will be recognized over the related service period based on the fair value of the stock options on the date of grant.  The amount of stock based compensation to be recognized under the provisions of FAS 123 is not currently determinable because the number and value of stock options to be granted to employees in the future is not known.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company engages in an investment strategy that combines a fixed maturities portfolio, an alternative investment portfolio that employs 11 strategies to manage investment risk, and private equity investments in two reinsurance companies. The Company attempts to maintain adequate liquidity in its fixed maturities portfolio to fund operations and protect against unexpected events, and the Company has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company’s investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices.  Accordingly, earnings could be adversely affected by these changes. The Company manages its market risk based on Board of Directors approved investment policies.  With respect to its fixed maturities portfolio, the Company’s risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company’s investments include characteristics such as duration, yield, currency and liquidity tailored to the cash outflow characteristics of the Company’s property and casualty and life and annuity liabilities.

     As of September 30, 2002, all securities held in the Company’s fixed maturities portfolio were investment grade securities.  Pursuant to the Company’s investment policies, derivative positions are allowed only for the purposes of collateralization structuring, risk management and security replication.  At September 30, 2002, the impact on the fixed maturities portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.66% or approximately $45.5 million and the impact on the fixed maturities portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.13% or approximately $51.4 million.

     With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s underlying fund managers.  However, the Company consistently and systematically monitors the strategies and funds in which it is invested and Moore, the Company’s alternative investment portfolio advisor, must ensure compliance with the Company’s alternative investment guidelines.  The Company believes its overall risk is limited as a result of the selected strategies’ diversification and low correlation to the bond market, the stock market and each other.  At September 30, 2002, the impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.95% or approximately $5.8 million and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.95% or approximately $5.8 million.

ITEM 4.  Controls and Procedures

     Disclosure Controls and Internal Controls.  The Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, the “Exchange Act”) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in the

Company’s reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Internal controls and procedures for financial reporting (“Internal Controls”) are procedures that are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with GAAP.

     Limitations on the effectiveness of controls.  The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Quarterly evaluation of the Company’s Disclosure Controls.  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these Disclosure Controls were effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with GAAP. No significant changes were made in the Company’s Internal Controls that could significantly affect these controls subsequent to the date of their evaluation.

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

     (b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 30, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY

	Name:	Robert J. Cooney
	Title:	President and Chief Executive Officer

Date: November 13, 2002

/s/ KEITH S. HYNES

	Name:	Keith S. Hynes
	Title:	Executive Vice President and Chief Financial Officer

Date: November 13, 2002

S-1

CERTIFICATIONS

I, Robert J. Cooney, the Chief Executive Officer of Max Re Capital Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Max Re Capital Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

/s/ ROBERT J. COONEY

Name:	Robert J. Cooney

C-1

I, Keith S. Hynes, the Chief Financial Officer of Max Re Capital Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Max Re Capital Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

/s/ KEITH S. HYNES

Name:	Keith S. Hynes

C-2