Form 10-K
period 2002-12-31
MAX RE CAPITAL LTD
filed 2003-03-20
CIK 1141719

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-33047

MAX RE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ascot House

28 Queen Street

Hamilton, HM 11

Bermuda

(Address of principal executive offices)

Registrant’s telephone number, including area code: (441) 296-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, Par Value $1.00 per share (the “Common Shares”)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2002 was $354,425,099, based on the closing price of the registrant’s common shares on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of March 14, 2003 was 38,183,879.

Documents incorporated by reference:

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on May 1, 2003, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

References in this Annual Report on Form 10-K to Max Re Capital or the Company refer to Max Re Capital Ltd., a Bermuda company, and, unless the context otherwise requires or is otherwise as expressly stated, its direct and indirect subsidiaries, Max Re Ltd., a Bermuda company licensed under the laws of Bermuda as a Class 4 insurer and long-term insurer (“Max Re”), Max Re Europe Limited, a reinsurance company incorporated and operated in Dublin, Ireland (“Max Re Europe”), Max Re Diversified Strategies Ltd., a Bermuda company that invests in entities that pursue alternative investment strategies (“Max Re Diversified”), and Max Re Managers Ltd., a Bermuda company licensed under the laws of Bermuda as an insurance manager (“Max Re Managers”).

Safe Harbor Disclosure

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company’s current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to the Company or the Company’s management. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail elsewhere herein and in documents filed by the Company with the Securities and Exchange Commission) include, without limitation, acceptance in the market of the Company’s reinsurance products, general economic conditions and conditions specific to the reinsurance and insurance markets in which the Company operates, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rate levels, tax and regulatory changes and conditions, rating agency policies and practices, claims development, and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations may adversely impact the Company’s investment portfolio or impede the Company’s access to, or increase the cost of, financing its operations. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this Form 10-K reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company’s behalf are expressly qualified in their entirety by this paragraph.

General Description

Max Re Capital is a holding company formed in July 1999 under the laws of Bermuda. Through its subsidiaries Max Re and Max Re Europe, the Company provides customized multi-line reinsurance and insurance products. Max Re Diversified holds all of the Company’s alternative investments, other than reinsurance private equity investments that are held by Max Re. Max Re Managers provides reinsurance underwriting and administrative services on a fee basis. The Company commenced operations in January 2000.

In December 1999, the Company raised gross proceeds of $331 million from an initial private placement of its Common Shares and non-voting common shares of Max Re, par value $1.00 per share (“Max Re Non-Voting Common Shares”). In March 2000, the Company completed a second private placement of the Common Shares which raised an additional $180 million of gross proceeds. The Company used substantially all of the net proceeds of these offerings to capitalize its reinsurance operations.

On August 14, 2001, the Company raised gross proceeds of $192 million in its initial public offering of Common Shares. Total proceeds received, net of underwriting discounts and commissions, were $179.5 million. Substantially all of the net proceeds were contributed to Max Re in support of its reinsurance operations. The Company’s Common Shares are listed on the Nasdaq National Market under the symbol MXRE and the Bermuda Stock Exchange under the symbol MXRE BH.

Business Segments

The Company operates in the reinsurance and insurance business, offering both property and casualty and life and annuity, including disability, products. The table below sets forth the Company’s gross premiums written by type of risk for the years ended December 31, 2002, 2001 and 2000. Additional information about the Company’s business segments is set forth in Note 16 to the audited consolidated financial statements of the Company included herein.

Segment Analysis of Gross Premiums Written

Gross premiums written, by type of risk assumed, for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002		2001		2000
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Property and Casualty:
Workers’ Compensation	$88,431	13.7%	$300,327	42.3%	$1,000	0.2%
Automobile	—	—	—	—	51,000	12.5%
General Liability	50,613	7.8%	—	—	—	—
Professional Liability	31,350	4.8%	—	—	—	—
Directors and Officers	76,638	11.8%	—	—	—
Medical Malpractice	—	—	48	—	2,219	0.5%
Accident and Health	116,325	18.0%		—	—	—
Whole Account	232,554	35.9%	196,077	27.6%	72,101	17.6%
Other	36,823	5.7%	—	—	—	—

Aggregate Property and Casualty	$632,734	97.7%	$496,452	69.9%	$126,320	30.8%

Life and Annuity:
Disability	$14,656	2.3%	$109,983	15.5%	$221,389	54.1%
Structured Settlement	—	—	100,128	14.1%	—	—
Waiver of Premium	—	—	—	—	13,131	3.2%
Life	—	—	—	—	48,833	11.9%
Pre Need	—	—	3,988	0.5%	—	—

Aggregate Life and Annuity	$14,656	2.3%	$214,099	30.1%	$283,353	69.2%

Aggregate Life and Annuity and Property and Casualty	$647,390	100.0%	$710,551	100.0%	$409,673	100.0%

The majority of the Company’s clients are insurers and reinsurers located in North America. The Company sources business throughout Europe, which represented approximately 36.3%, 27.6% and 15.3%, of gross premiums written for the years ended December 31, 2002, 2001 and 2000, respectively. Through Max Re Europe, the Company is able to offer its products to prospective clients located in member countries of the European Union. Calculated based on the location of the cedent, the Company derived approximately 99.0%, 100% and 100% of gross premiums written for the years ended December 31, 2002, 2001 and 2000, respectively, from business outside of Bermuda, approximately 63.7%, 72.4% and 84.7%, respectively, of which was derived from cedents located in the United States.

For the years ended December 31, 2002, 2001, and 2000, the Company derived approximately 97.7%, 69.9%, and 30.8%, respectively, of its gross premiums written from property and casualty products and 2.3%, 30.1% and 69.2%, respectively, from life and annuity products. Due to continual changes in industry cycles, the Company anticipates that the percentages of premiums written will fluctuate regularly between its property and casualty products and life and annuity products.

Description of Business

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and life and annuity, including disability, markets. To manage its reinsurance and insurance liability exposure, allocate investments and assess overall risk, the Company models its underwriting and investments on an integrated basis.

The Company’s integrated risk management, together with the flexibility provided by features of the Company’s structured and alternative risk transfer products, allows the Company to invest a portion of its assets in alternative investments, in addition to a high grade fixed maturities investment portfolio. While the Company’s alternative investments, which consist of funds held by Max Re Diversified and private equity investments in reinsurance companies held by Max Re, have greater liquidity constraints than publicly traded stocks and bonds, the Company believes that its alternative investments portfolio will allow for higher risk adjusted investment returns.

Reinsurance Products

Property and Casualty Reinsurance Products

The Company offers structured risk transfer, alternative risk transfer and traditional reinsurance products, as well as insurance products, in the property and casualty market. The Company often customizes its reinsurance products in an effort to satisfy particular client needs. The structured risk transfer and alternative risk transfer reinsurance products that the Company offers have several features that differ from traditional reinsurance products. These features require the client to share in its own loss results. Features that the Company includes in its structured risk transfer and alternative risk transfer reinsurance products include: (i) premium refunds if the losses the Company incurs under a reinsurance contract are more favorable than those projected at the time of execution of the reinsurance contract; (ii) loss sharing provisions that may require a client to share in a portion of its losses resulting from ceded risks; (iii) additional premium amounts if the Company incurs losses under the reinsurance contracts that are less favorable than those projected at the time of execution of the reinsurance contract; and (iv) underwriting terms that limit the Company’s maximum aggregate exposure. Structured risk transfer and alternative risk transfer products are distinguished from each other based on the amount of risk transferred to the Company, with alternative risk transfer products transferring more risk to the Company.

The Company also offers traditional reinsurance products that do not typically include certain features described above and, accordingly, the traditional products expose the Company to greater reinsurance loss than the structured or alternative risk transfer products. Generally, the Company’s traditional reinsurance products are written on market terms with participation by other reinsurers.

The Company’s primary focus is on the casualty classes, such as workers’ compensation, casualty, product liability, professional/medical malpractice and structured settlements, with a lesser focus on automobile, property, fire, catastrophe, accident, homeowners, bankers, fidelity, marine, cargo, aviation and credit financial loss.

The Company typically writes its property and casualty reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the Company’s clients. With treaty reinsurance contracts, the Company does not evaluate separately each of the individual risks assumed under the contracts and is largely dependent on the individual underwriting decisions made by the ceding client. Accordingly, the Company carefully reviews and analyzes the ceding client’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

The Company’s contracts are written on either a quota share, also known as proportional or pro rata, basis or on an excess of loss basis. With respect to quota share reinsurance, the Company shares the premiums as well as the losses and expenses in an agreed proportion with the ceding client. With respect to excess of loss reinsurance, the Company generally receives the premium for the risk assumed and indemnifies the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, the Company may provide a ceding commission to the client. For the years ended December 31, 2002, 2001 and 2000, $275.5 million, $94.1 million and $nil, respectively, of gross premiums written were written on a quota share basis and $357.2 million, $402.4 million and $126.3 million, respectively, were written on an excess of loss basis.

The Company often writes property and casualty excess of loss reinsurance in layers. The Company seeks to accept the risk just above the ceding client’s retention up to a specified amount. Liability above and below the Company’s specified layer is either ceded to another reinsurer in one or more layers or is retained by the ceding client. A loss that reaches into the Company’s layer will create a loss for the Company, but may not for other reinsurers on higher layers.

Life and Annuity, Including Disability, Reinsurance Products

The Company’s life and annuity, including disability, products focus on existing blocks of business. They typically take the form of co-insurance structures, where generally the risk is reinsured on the same basis as that of the original policy. In a co-insurance transaction, the Company receives a percentage of the gross premium charged to the policyholder by the client less an expense allowance that the Company grants to the client, as the primary insurer. By transferring liabilities and the related assets to the Company in these co-insurance transactions, the Company seeks to allow its life and annuity clients to achieve significant capital relief and improved returns on equity.

The life and annuity risks the Company underwrites include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The disability products the Company underwrites include morbidity risk and, to a lesser extent, early surrender and lapse risks. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions. Generally, most life reinsurance is written on a yearly renewable term basis, where the predominant risk is the mortality of the insured. However, other types of life and fixed annuity reinsurance, such as reinsurance of whole life policies or structured settlements, typically involve a certain level of investment risk, with the reinsurer often reinsuring a percentage of the ceding clients’ investment risk.

The Company seeks to write life and annuity reinsurance agreements with respect to individual and group life insurance products, including disability, whole life, universal life, variable life, corporate owned life, fixed annuities, variable annuities and structured settlements.

Pricing of the Company’s life and annuity reinsurance products is based on actuarial models which incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency for life and health products, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements for all products.

Enterprise Risk Reinsurance Products

The Company offers enterprise risk financing directly to corporations and captive insurance companies of large global corporations. Enterprise risk financing products are alternative risk transfer property and casualty and life and annuity products that are offered to corporations or their captive insurers rather than non-captive insurers. They are designed to enable corporations to eliminate existing liabilities from their balance sheets in order to improve ratings or in preparation for mergers, acquisitions or recapitalizations.

Insurance Products

In the first quarter of 2003, the Company began offering property and casualty insurance products, primarily to health care, industrial and pharmaceutical clients.

Duration

The average duration of the Company’s reinsurance liabilities as of December 31, 2002 was approximately 4.5 years. This average duration was calculated using the actuarial estimates of cash flow of the contracts in force. The actuarial estimates of cash flow of the contracts include assumptions as to the size and timing of payments due from the Company under the contracts. Variations in the Company’s actual experience from its assumptions may cause the average duration of its reinsurance liabilities to be shorter or longer.

Underwriting and Risk Management

The Company believes its underwriting of structured and alternative risk transfer products is suitable for assuming risks that result in loss payments to clients over many years. The Company attempts to manage its underwriting exposures by diversifying across many underlying insureds with small policy limits per insured. The Company’s largest underlying exposure in the property and casualty reinsurance business is workers’ compensation, (including reinsurance written as such and workers’ compensation exposure embedded in other types of contracts such as accident and health and whole account), which has attractive features of payments over many years and low statutorily defined cash payout amounts. With its life reinsurance products, the Company’s focus is on reinsuring blocks of business having small policy limits spread across a large population and avoids high policy limit exposures.

The Company seeks to reduce the volatility transmitted from underlying risks assumed through its written business by setting and maintaining overall aggregate limits on liabilities, sub-limits on liabilities, attachment points for liabilities and contract terms providing for additional premium where losses are worse than expected.

The Company manages its overall risk by attempting to manage the volatility of its asset mix in the context of its liabilities. The Company believes that its portfolio of underwriting risks benefits from diversification and complements its investment strategy. The Company accesses the retrocession and capital markets to transfer risk to other parties when competitive advantages permit them to assume a risk for a lower price. The Company also manages the amount of leverage that it employs on the liability side of the business based upon continual assessment of the risks and opportunities in the capital and underwriting markets.

The Company uses a series of proprietary and non-proprietary actuarial and financial models in an effort to analyze the underlying risk characteristics of its liabilities and assets. The Company conducts both transaction-by-transaction modeling as well as portfolio aggregation modeling. The Company then analyzes these modeling efforts on an integrated basis in an effort to determine the correlation between the underwriting risks and the investment risks and what the ultimate impact adverse events might have on the Company’s surplus.

The Company utilizes dynamic financial analysis to examine the possible effects of future variables, such as the effect of inflation on the cost of losses, using multiple scenarios to predict the range of outcomes and prices of its products. In addition, the Company attempts to manage capital adequacy by incorporating value at risk and risk based capital analyses into its modeling. Through the use of value at risk analysis, the Company seeks to adequately measure the financial risk inherent in each transaction and the portfolio overall, and the potential for adverse scenarios producing projected losses and potential negative cash flow. Additionally, by employing a risk based capital analysis, rather than using premium income as a measure of risk, the Company is able to obtain an estimate of the amount of capital to be allocated to each transaction and its portfolio of liabilities. The Company believes that its analysis of loss payment patterns enables it to generate meaningful projections of the total and interim cash flows of its reinsurance portfolio. The Company then uses the projections to determine the profile of liquidity and investment returns required of its investment portfolio. The Company believes that this integrated approach allows it to optimize the use of its capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance and insurance and investment opportunities.

Due Diligence

The Company performs a significant amount of due diligence on every material transaction that it considers underwriting, and performs regular monitoring and periodic due diligence on the transactions that it underwrites. Generally, the Company complements its internal skills with reputable third party resources. Third party actuaries, attorneys, claim adjusters and other professionals perform on-site client due diligence on the Company’s behalf and assist the Company in modeling transactions and contract documentation.

Retrocessional and Balance Sheet Protections

As part of the underwriting process, the Company reinsures, or retrocedes, portions of certain risks for which it has accepted liability. In these transactions, the Company cedes to another reinsurer, called the retrocessionaire, all or part of the reinsurance risk that the Company has assumed. However, these arrangements do not legally discharge the Company from its liability with respect to the obligations it has reinsured.

The Company prefers to cede risk to a retrocessionaire on a funds withheld basis. Retroceding risk on this basis allows the Company to cede risk while maintaining control of the assets. The Company may offer a retrocessionaire the ability to receive an adjustment of the premium if the losses incurred by the Company on the underlying reinsurance contract are more favorable than those projected at the time the contract is executed.

The Company utilizes retrocessional arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts that are available in the retrocessional market as a means to manage risk on the products it writes. In quota share reinsurance arrangements, the retrocessionaire shares a proportional part of the Company’s premiums and losses associated with the risks being reinsured, while in excess of loss reinsurance and stop-loss contracts, the retrocessionaire agrees to cover all losses in excess of the amount of risk the Company has retained, subject in some cases to negotiated limits. The Company’s strategy includes purchasing reinsurance to limit losses on a single risk or transaction, or on a whole portfolio basis, as the need arises.

The Company entered into a quota share retrocession agreement with Grand Central Re Limited, a Bermuda reinsurer (“Grand Central Re”), effective as of January 1, 2002, amending the quota share arrangement with Grand Central Re that was effective as of January 1, 2001. The 2002 quota share reinsurance contract with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a co-insurance basis.

The amount of risk the Company retains differs in each retrocession transaction it underwrites. The Company may retain higher amounts of net risk on transactions where it believes it can monitor outcomes with a high degree of accuracy or where larger blocks of business offer the Company the possibility of higher returns without retaining excessive risk. The Company’s underwriting policy is to retain a maximum net exposure of not more than 5% of its shareholders’ equity for any individual contract it writes.

Since the Company is liable with respect to the reinsurance that it cedes in the event that a retrocessionaire is unable to meet its obligations assumed under a retrocession agreement, the financial strength of each retrocessionaire is evaluated and monitored. Two retrocessionaires accounted for 60.9% and 36.5% of the Company’s losses recoverable from reinsurers as of December 31, 2002. Both retrocessionaires have a financial strength rating of “A” by A.M. Best Company as of February 28, 2003.

Reserves

To recognize liabilities for unpaid losses and loss adjustment expenses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay losses and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have occurred but have not been reported by the ceding client.

In accordance with Bermuda insurance regulations, the Company establishes and carries as liabilities actuarially determined reserves calculated to meet the Company’s estimated future obligations. The adequacy of the Company’s reserves is reviewed annually by outside actuaries. The Company maintains its reserves on both a Bermuda regulatory and U.S. generally accepted accounting principles basis. Future policy benefits and losses constitute the majority of the Company’s financial obligations.

The Company’s property and casualty reserves are compiled on a transaction-by-transaction basis and are computed on an undiscounted basis. The reserves include amounts for claims reported but not yet paid, known as case reserves, claims incurred but not reported, known as IBNR, as well as amounts for unearned premiums and premium deposits. The Company establishes life and annuity reserves on a discounted basis. It establishes reserves at a level that, together with additions from future premiums to be received and interest on the reserves compounded annually at certain assumed rates, the Company believes to be sufficient to meet its estimated policy obligations when those obligations become payable.

Upon receipt of a notice of claim from a ceding client, the Company establishes its own case reserve for the estimated amount of the ultimate settlement, if any. Case reserves usually are based upon the amount of reserves advised by the ceding client supplemented by the Company’s own actuarial analysis and models.

The Company also establishes reserves to provide for IBNR claims and the estimated expenses of adjusting and settling claims, including legal and other fees, known as loss adjustment expenses. The Company calculates IBNR and loss adjustment expense reserves by using generally accepted actuarial reserving techniques to project the ultimate liability for losses and loss adjustment expenses. The Company periodically revises these reserves to adjust for changes in the expected loss development pattern over time.

In evaluating its loss exposure, the Company reviews loss reports received from its clients to confirm that submitted claims are covered under the contract terms, establishes reserves on an individual client basis and monitor the adequacy of its reserves. When setting reserves, the Company also takes into account industry loss activity, as well as other industry trends, to facilitate its evaluation of its overall reserve profile.

Losses and loss adjustment expenses, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of case reserves, reserves for incurred but not reported losses and loss adjustment expenses.

The Company regularly reviews and updates its methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverable, and adjustments resulting from this review are reflected in income in the period such adjustments are determined. In connection with the process, the Company relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changes in the legal environment that affect the development of loss reserves. Therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment.

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward. Even then, the ultimate net liability may be less than or greater than the Company’s revised estimates.

Marketing

The Company believes that diversity in its sources of business reduces the potential adverse effect arising from the termination of any one of its business relationships. The Company’s marketing plan calls for the development of relationships with potential clients that the Company believes have a need for reinsurance, based on regulatory filings, industry knowledge and market trends. Given the nature of its business, the Company targets clients through broker markets, existing relationships and non-traditional marketing channels.

The Company uses independent professional brokers to market and obtain a majority of its property and casualty business. For the years ended December 31, 2002, 2001 and 2000, intermediaries and brokerage firms accounted for 79.9%, 71.4%, and 37.0%, respectively, of gross premiums written. For the years ended December 31, 2002, 2001, and 2000, the top three producing intermediaries and brokerage firms accounted for 25%, 24% and 18%; 26%, 16% and 11%; and 12%, 9% and 7%, respectively, of gross premiums written.

In addition to using independent professional brokers, the Company attempts to capitalize on management’s existing relationships with insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Additionally, the Company is developing distribution sources outside of the traditional direct and broker markets. The Company believes that significant business can be obtained through relationships with banks, commercial investment houses, securities brokers and professional services firms. The Company’s representatives periodically attend conferences held in and outside the United States, and provide exhibits, attend receptions and engage in other informational activities at these events to share and discuss recent trends and advances in the reinsurance and risk management industry. Representatives are not permitted to discuss specific client products while in the United States or other jurisdictions where the Company does not have the required licenses to conduct business. The Company has developed operating guidelines designed to facilitate compliance with these restrictions as and when operations involve any such jurisdictions.

Overview of Investments

The Company seeks to earn a superior risk-adjusted total return on its assets by engaging in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employs strategies to manage investment risk. The Company diversifies its portfolio to limit volatility and attempts to maintain adequate liquidity in its fixed maturities portfolio to fund operations and protect against unexpected events. The Company seeks to manage its credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The managers of the fixed maturities and alternative investment portfolios are selected by the Company’s board of directors (the “Board of Directors”), through its finance and investment committee. The Board of Directors periodically reviews the investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2002, approximately 68% of the Company’s investment portfolio was invested in fixed maturities securities and approximately 32% was invested in alternative investments. The Company generally intends to allocate between 50% and 80% of its investment portfolio in cash and fixed maturities securities and between 20% and 50% in alternative investments. However, this allocation can vary from the targeted amounts because of cash flow and market value variations at specific points in time.

Aggregate Portfolio Results

The following table shows the performance of the Company’s fixed maturities investments, alternative investments and aggregate investment portfolio for the years ended December 31, 2002, 2001 and 2000:

	Annual Rate of Return(1) Year ended December 31, 2002	Annual Rate of Return(1) Year ended December 31, 2001	Annual Rate of Return(1) Year ended December 31, 2000
Fixed Maturities Investment Portfolio	8.59%	8.55%	9.61%
Alternative Investment Portfolio(2)	5.24	6.69	4.22
Aggregate Portfolio(3)	7.37	7.78	7.81
Lehman Brothers Aggregate Index®	10.41	8.32	11.63
S&P 500® with dividends reinvested	(22.09)	(11.87)	(9.10)

(1)	Annual rate of return means the annual rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by one hundred (100).

(2)	Max Re Diversified holds all of the Company’s alternative investments other than reinsurance private equity investments that are held by Max Re.

(3)	The aggregate portfolio consists of both the fixed maturities investment portfolio and the alternative investment portfolio.

This performance information should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investment Portfolio

Based on fair values at December 31, 2002, approximately 68% of the Company’s total investment portfolio was invested in cash and fixed maturities and was managed by General Re-New England Asset Management, Inc. The Company’s fixed maturities investment portfolio is managed conservatively and comprised of liquid, high quality securities. At December 31, 2002, the fixed maturities investment portfolio had a dollar-weighted average rating of “AA+”, an average duration of approximately 3.95 years and an average book yield to maturity of 4.41%.

The investment strategy and guidelines for the Company’s fixed maturities investment portfolio emphasize diversification and preservation of principal. Under the current fixed maturities investment guidelines, the Company may not purchase a security for the portfolio unless it has a minimum rating of BAA3/BBB-, or its equivalent, from at least one nationally recognized statistical rating organization. In addition, a minimum weighted average credit quality rating of AA2/Aa, or its equivalent, must be maintained for the fixed maturities investment portfolio as a whole. The fixed maturities investment guidelines provide that the fixed maturities investment portfolio may not be leveraged.

The fixed maturities investment portfolio provides liquidity for day-to-day operations. The Company believes that it is able to satisfy its foreseeable cash needs from its cash and fixed maturities investments. Accordingly, the Company believes that its fixed maturities investment guidelines reduce the likelihood of having to liquidate any portion of the Company’s alternative investment portfolio to meet near term cash flow needs.

Additional information about the Company’s fixed maturities investments can be found in Notes 2 and 3 to the audited consolidated financial statements of the Company included herein.

Alternative Investment Portfolio

Based on fair values at December 31, 2002, approximately 32% of the Company’s investment portfolio was invested in alternative investments. Max Re Diversified holds all of the Company’s alternative investments other than reinsurance private equity investments that are held by Max Re. Max Re Diversified is managed by Moore Capital Management, LLC (“Moore Capital”) and as of December 31, 2002, was invested in approximately 40 underlying alternative investment funds that currently represent ten investment strategies. These strategies were selected because of their low correlation with the stock market, the bond market and each other. At December 31, 2002, the types of fund strategies in which Max Re Diversified had invested were Long/Short Equities, Convertible Arbitrage, Global Macro, Event Driven Arbitrage, Diversified Arbitrage, Fixed Income Arbitrage, Distressed Investing, Emerging

Markets, Commodities Trading and Opportunistic Investing. The Company’s alternative investment guidelines also provide that Max Re Diversified may be invested in Merger Arbitrage.

The Company’s alternative investment portfolio is invested in accordance with investment guidelines, which may be amended from time to time by the Company’s Board of Directors. The alternative investment guidelines currently mandate, among other things:

•	investment in a minimum of five distinct alternative investment strategies;

•	no one strategy may represent more than 30% of the book value of the alternative investment portfolio, with further concentration limits imposed on certain strategies;

•	investments with less than quarterly liquidity may not exceed 15% of the portfolio; and

•	no more than 10% of the book value of the alternative investment portfolio may be invested in a single fund, except there is no applicable limit to a fund of funds.

Under the terms of the Company’s customer agreement and trading authorization contract with Moore Capital, Moore Capital may make discretionary investment determinations so long as those determinations comply with the Company’s alternative investment guidelines. Moore Capital did not receive fees as the alternative investment portfolio manager for Max Re Diversified from the Company’s inception through 2002. However, effective January 1, 2003, Max Re Diversified will begin paying Moore Capital a fee of 70 basis points plus 7.5% of the return in excess of a 10% threshold on the net asset value of funds in which Max Re Diversified is invested and that are not managed directly by Moore Capital. At December 31, 2002, approximately $497.7 million, or 85.7%, of Max Re Diversified’s investments were in funds not managed directly by Moore Capital.

A summary of the underlying strategies in which the Company may invest its alternative investment portfolio is as follows:

Long/Short Equities. Funds that pursue a long short strategy typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. The strategy attempts to create investment returns through superior stock selection based upon fundamental analysis rather than create returns based simply upon an upward price direction of the overall stock market. While this strategy can profit from either positive or negative price trends in the overall stock market, most managers generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. The securities purchased and sold in this strategy are generally common stocks of publicly traded companies.

Convertible Arbitrage. Funds that pursue a convertible arbitrage strategy typically simultaneously make purchases of a convertible bond and a short sale of the underlying common stock, which results in an offsetting hedged position. This strategy generates returns from equity market volatility in either up or down markets. Income is also earned from the coupon interest payment on the convertible bond and from the short sale rebate, which is effectively interest paid on balances generated from the short sale of the underlying common stock. The principal risk of the strategy is a decline in the price of the convertible bond due to interest rate movements or credit quality changes that are not offset by an increase in the value of the corresponding common stock short position.

Global Macro. Funds that pursue a global macro strategy typically participate in directional trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions. A macro fund will typically buy or sell securities such as Treasury bills and government notes and bonds, foreign currencies and common stocks of individual companies or futures contracts on stock indices such as the S&P 500®. Macro funds typically purchase both securities, such as common stocks or government bonds, as well as derivatives of such securities. Such derivatives would include futures and forward contracts as well as options. The principal risk of this strategy is that funds pursuing the strategy may incorrectly predict macroeconomic trends.

Event-Driven Arbitrage. Funds that pursue an event driven arbitrage strategy seek to achieve arbitrage profits by investing in securities of a company involved in a significant corporate event. Event driven arbitrage funds will typically employ merger arbitrage techniques along with additional arbitrage techniques for companies that are spinning off divisions, going through reorganizations or undergoing other significant corporate events.

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

Fixed Income Arbitrage. Funds classified as fixed income arbitrage seek to make returns by arbitraging fixed income securities. Principal trading activities include making arbitrage trades based on aberrations in the yield curve, credit spreads or between sectors in the fixed maturity market, such as mortgage backed securities or asset backed securities.

Distressed Investing. Funds that pursue distressed investing purchase securities of companies experiencing financial stress. Typically, these companies are engaged in debt restructuring or subject to provisions of Federal bankruptcy laws.

Emerging Markets. Emerging market funds seek to generate returns by employing fundamental analysis of emerging market countries and investing in government and corporate securities of emerging market countries.

Commodities Trading. Commodities trading advisors seek to make returns by trading futures, options and other securities on the regulated commodities exchanges and over the counter.

Opportunistic Investing. The Company’s principal opportunistic investment is in a fund that focuses on distressed loan investment opportunities in Japan. Such loans tend to be collateralized by real estate and are typically purchased for a small fraction of the original loan amount. This strategy involves analysis of the value of the real estate collateral underlying each loan. The fund then attempts to work out each of the individual loans for greater than its purchase price from the selling institution. The securities purchased in this strategy are normally private debt obligations for which there is no public market.

Merger Arbitrage. Funds that pursue a merger arbitrage strategy typically simultaneously make purchases of common stock of a company being acquired or merged and execute a short sale of the common stock of the acquiring company.

In addition to funds held through Max Re Diversified, the Company’s alternative investment portfolio includes private equity investments in reinsurance entities made by Max Re. Current investments include Grand Central Re, a multi-line property and casualty and life and annuity reinsurer, and DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer.

As of December 31, 2002, the Company’s alternative investment portfolio was allocated as follows:

	Fair Value	Percentage of Fair Value of Alternative Investment Portfolio
	(in thousands)
Long/short equity	$59,222	9.1%
Convertible arbitrage	36,290	5.6
Global macro	93,240	14.3
Event driven arbitrage	48,286	7.4
Diversified arbitrage	123,173	18.9
Fixed income arbitrage	47,164	7.2
Distressed investing	79,445	12.1
Emerging markets	24,971	3.8
Commodities trading	33,440	5.1
Opportunistic investing	33,617	5.1
Merger arbitrage	—	—

Total Max Re Diversified	578,848	88.6
Reinsurance investments	74,317	11.4

Total Alternative Investment Portfolio	$653,165	100.0

The Company is able to liquidate the alternative investment portfolio held through Max Re Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which the alternative investment portfolio is invested require 30 days’ notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with the alternative investment guidelines, a minimum of 85% of the alternative investment portfolio held through Max Re Diversified must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2002, the liquidity profile of the alternative investments held through Max Re Diversified was:

•	monthly 35.8%
•	quarterly 54.7%
•	other 9.5%

Once a notice of withdrawal is given, the Company is subject to periods extending up to 60 days before the investment must be returned by an investment fund. As a result of these delays, the Company may realize significant losses in the alternative investment portfolio if it is unable to withdraw its money during a period when the alternative investments are performing poorly. Although the Company believes that its fixed maturities investment portfolio provides sufficient liquidity to satisfy the claims of its insureds and ceding clients, in the event that the Company were required to access assets invested in the alternative investment portfolio, its ability to do so may be impaired by these liquidity constraints.

Additional information about the Company’s alternative investments can be found in Notes 2 and 3 to the audited consolidated financial statements of the Company included herein.

Competition

The reinsurance and insurance industry is highly competitive. Reinsurance and insurance companies compete on the basis of many factors, including premium charges, ability to structure innovative terms and conditions in product offerings, the general reputation and perceived financial strength of the reinsurer or insurer, relationships with reinsurance and insurance intermediaries, ratings assigned by independent rating agencies, speed of claims payment and administrative activities and experience in the particular risk to be underwritten.

The Company competes directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in the Company’s chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Competitors that offer on a worldwide basis reinsurance products similar to products the Company offers include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all of which are larger companies, have higher credit ratings and have greater credit capacity than the Company. Additionally, the potential for improvement in pricing levels and contract terms for property and casualty business, resulting primarily from the September 11, 2001 tragedy, has attracted new competitors with fresh capital to the industry.

Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to the Company’s ability to market its products. Max Re is currently rated “A- (excellent)” by A.M. Best Company and “A (strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of Max Re’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

Administration

The Company provides most of its own management and administrative services, setting and administering its policy benefit and loss reserves. As a result of its marketing and underwriting strategies, which focus on large, customized transactions, the claims function is less labor-intensive compared to more traditional reinsurance companies. Consequently, the Company’s underwriters, chief risk officer and actuaries perform traditional claims tasks such as monitoring claims and reserving. The Company also engages third parties to administer claims on some of the business that the Company reinsures. In addition, the Company hires third party claims specialists from time to time to assist in evaluating loss exposure and establishing reserving practices and other claims-paying procedures when the Company writes business that is highly specialized.

The Company, together with the clients, selects an independent third party claims administrator to administer the losses and benefit payments of the clients’ primary insureds that are covered in the reinsurance transaction. At December 31, 2002, approximately 34% of the Company’s property and casualty losses and life and annuity benefit reserves were administered by third party administrators. The Company is responsible for the benefit payment expense charged by the third party administrators. The Company and its clients enter into contracts with long-term cancellation provisions with the third party administrators. If a third party administrator contract is terminated, the Company and the client would have to identify and contract with a substitute third party administrator.

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

Max Re Diversified was formed in the Bahamas in 1999. Max Re Diversified obtained a permit in 2001 from the Minister of Finance of Bermuda and the Bermuda Monetary Authority pursuant to Section 134 of the Companies Act 1981, enabling it to engage in or carry on the business of managing and investing assets of Max Re Capital and its subsidiaries in and from Bermuda. By obtaining this permit, Max Re Diversified became subject to the conditions of the permit and to regulation under the Companies Act 1981 and the Investment Business Act 1998. In November 2002, Max Re Diversified changed its domicile from the Bahamas to Bermuda.

Max Re Capital, Max Re, Max Re Managers and Max Re Diversified are required to comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus.

United States and Other Jurisdictions

Max Re is currently not licensed or admitted as an insurer in any jurisdiction except Bermuda. The insurance laws of each state in the United States and of many other jurisdictions regulate the sale of insurance and reinsurance within their jurisdiction by insurers, such as Max Re, which are not licensed or admitted to do business within such jurisdictions. The Company conducts its business through its Bermuda office and does not intend to conduct any activities that may constitute the transaction of the business of insurance in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or nonadmitted reinsurers if certain prescribed security arrangements are made. Because Max Re is not licensed, accredited or approved in any jurisdiction except Bermuda, in certain instances the Company’s reinsurance customers require it to obtain a letter of credit or enter into other security arrangements.

Ireland

Under the Insurance Act, 2000 of Ireland, Max Re Europe is required to comply with the regulations for the reinsurance business, which are applied by the Minister for Enterprise, Trade and Employment, the Irish insurance regulator.

Employees

As of December 31, 2002, the Company had 29 employees. All of the employees, except for some members of senior management who are employed by Max Re Capital, are employees of Max Re or Max Re Europe.

Available Information

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for its Annual General Meeting of Shareholders are made available, free of charge, on its web site, http://www.maxre.bm, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company leases office space in Hamilton, Bermuda and Dublin, Ireland, the locations in which it operates. The Company has secured office space on a long-term basis in a new building in Bermuda, which the Company believes will be adequate for anticipated future operations. The lease in Ireland is currently on a month-to-month basis. Although sufficient to conduct current operations, the Company is seeking to lease replacement space in Dublin, Ireland on a long-term basis to support future operations.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2002, the Company was not a party to any material litigation or arbitration. The Company anticipates that it may become subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

The Company’s Common Shares began trading on the Nasdaq National Market under the symbol MXRE on August 14, 2001. Prior to that time, there was no trading market for the Common Shares. The following table sets forth for the periods indicated the high and low closing sale price of the Common Shares on the Nasdaq National Market.

	Fiscal 2002
	High	Low
First Quarter	$16.75	$13.50
Second Quarter	$16.06	$13.30
Third Quarter	$13.29	$10.12
Fourth Quarter	$12.20	$9.39

	Fiscal 2001
	High	Low
Third Quarter (beginning August 14)	$16.00	$13.10
Fourth Quarter	$16.85	$15.25

The Common Shares began trading on the Bermuda Stock Exchange (“BSX”), under the symbol MXRE BH on December 17, 2001. For the period December 18, 2001 through June 18, 2002, the last day a closing price was reported by the BSX, the high and low price of the Common Shares on the BSX was $15.50 and $13.70.

(B) Holders

As of March 14, 2003, the number of holders of record of the Common Shares was approximately 136.

(C) Dividends

The Company began paying a quarterly cash dividend of $0.02 per Common Share ($0.08 annually) in the fourth quarter of 2001. Prior to that time, the Company had never declared or paid any dividends on its Common Shares. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The Company’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. Max Re is subject to Bermuda regulatory constraints that affect its ability to pay dividends to the Company. Under the Insurance Act 1978 of Bermuda and related regulations, Max Re must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Insurance Act and related regulations. In addition, as a long-term insurer Max Re must maintain long-term business assets of a value of at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends unless the value of its long-term business assets exceeds the amount of its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least $250,000. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business. Under the Bermuda Companies Act 1981, each of the Company, Max Re, Max Re Managers and Max Re Diversified may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due. Accordingly, the Company cannot assure shareholders that it will declare or pay dividends in the future. In addition, Max Re’s letter of credit facility with Bank of America, N.A., Citibank, N.A., Fleet National Bank and ING Bank N.V., London Branch prohibits Max Re from paying dividends at any time that it is in default under the facility, which will occur if the Company’s shareholders’ equity is less than $470 million or Max Re’s shareholders’ equity is less than $540 million as well as in certain other circumstances. Similarly, Max Re’s letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”) prohibits it from paying dividends at any time that it is in default under the facility, which will occur if Max Re’s shareholders’ equity is less than $400 million as well as in certain other circumstances.

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2002	2001	2000
	(dollars in millions, except percentages and per share data)
Gross premiums written	647.4	710.6	409.7
Net premiums earned	388.0	500.9	401.4
Net investment income	64.4	43.9	38.9
Net gain on alternative investments	32.1	29.8	9.6
Income (loss) before minority interest	(7.1)	2.6	11.3
Fixed maturities and cash	1,371.7	982.4	507.3
Alternative investments	653.2	627.8	347.1
Total Assets	2,643.4	2,048.6	935.5
Combined shareholders’ equity (shareholders’ equity and minority interest)	710.7	699.7	514.6
Combined book value per share	15.75	14.92	14.70
Diluted earnings per share	(0.15)	0.06	0.35
Cash dividends per share	0.08	0.02	0.00
Return on average combined equity	(1.01%)	0.4%	2.7%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2002 compared to the year ended December 31, 2001, and for the year ended December 31, 2001 compared to the year ended December 31, 2000 and also a discussion of the Company’s financial condition as of December 31, 2002. Certain results for the year ended December 31, 2002 discussed herein differ from those reported in the Company’s earnings release dated February 3, 2003 due to additional information pertaining to 2002 that was received subsequent to the earnings release date. The Company does not believe that these results materially differ from those reported in the earnings release. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report.

Overview

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity, including disability, markets. The property and casualty market has been presenting more opportunities to the Company than the life and annuity market since the September 11, 2001 tragedy, which has increased demand for property and casualty products. Further, a weak global economy and corrections in the global capital markets over the last several years have resulted in a widening pricing gap between buyers and sellers for the type of life and annuity reinsurance products that the Company offers. The Company anticipates continuing greater demand for its property and casualty products than for its life and annuity products for the foreseeable future.

To manage reinsurance and insurance liability exposure, allocate investable assets and assess overall enterprise risk, the Company models its underwriting and investment activities on an integrated basis. The Company’s integrated risk management as well as features of its structured and alternative risk transfer reinsurance products provide flexibility in making decisions regarding investments. The Company’s investments are currently comprised of a high grade fixed maturities portfolio, an alternative investment portfolio that is currently employing ten strategies designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes and is currently invested in approximately 40 underlying trading entities and two strategic reinsurance private equity investments. Based on fair value at December 31, 2002, the allocation of invested assets was approximately 68% in cash and fixed maturities and 32% in alternative investments.

The Company’s principal operating subsidiary is Max Re. At December 31, 2002, Max Re had $701.4 million of shareholders’ equity. The Company conducts its European activities through Max Re Europe. The Company also provides reinsurance underwriting and administrative services on a fee basis through Max Re Managers. The Company holds all of its alternative investments in Max Re Diversified other than reinsurance private equity investments that are held by Max Re.

Drivers of Profitability

Revenues

The Company derives revenues from three principal sources—premiums from reinsurance and insurance business, income from its investment portfolio and, to a lesser extent, management fees from underwriting services. Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Premiums are earned over the terms of the underlying contracts. Each of the Company’s reinsurance contracts contains unique pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of the Company’s anticipated profitability.

The Company’s net investment income is a function of the average invested assets and the average yield that the Company earns on those invested assets. The investment yield on the Company’s fixed maturities portfolio is a function of market interest rates as well as the credit quality and maturity of its fixed maturities holdings. In addition, the Company realizes capital gains or losses on its fixed maturities investment portfolio as a result of changing market conditions, including, but not limited to, changes in market interest rates and changes in the market’s perception of the credit quality of the Company’s fixed maturities holdings. The Company’s net gains on alternative investments is a function of the success of the funds in which such portfolio is invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies and general economic conditions and the underlying operating results of the private equity reinsurance investments. The Company earns investment income primarily on invested assets, but it also earns investment income from premium and loss deposits withheld by its clients.

Expenses

Expenses consist primarily of three types—losses, benefits and experience refunds, acquisition costs, and general and administrative expenses. Losses, benefits and experience refunds are based on the amount and type of reinsurance and insurance contracts written by the Company during the current reporting period and information received during the current reporting period from ceding companies pertaining to contracts written in prior years. The Company records losses, benefits and experience refunds based on an actuarial analysis of an estimate of the expected losses, benefits and experience refunds to be incurred on each contract written. The ultimate losses, benefits and experience refunds depend on the actual costs to settle claims. The Company increases or decreases losses, benefits and experience refund estimates as actual claim reports are received. The Company’s ability to estimate losses, benefits and experience refunds accurately at the time of pricing its contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding companies and brokerage expenses, and typically represent a percentage of the premiums on reinsurance and insurance contracts written. These costs are generally deferred and amortized over the period in which the related premiums are earned.

General and administrative expenses are principally employee salaries and related personnel costs, rent and other operating costs. These costs are primarily fixed in nature and do not vary with the amount of premiums written.

Critical Accounting Policies:

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions. The Company believes that the following accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition

The Company follows FAS No. 60, “Accounting and Reporting by Insurance Enterprises,” FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments,” and FAS No. 113, “Accounting and Reporting

for Reinsurance of Short-Duration and Long-Duration Contracts,” in determining the accounting for its reinsurance and insurance products. Assessing whether or not the contracts it writes meets the conditions for risk transfer requires judgment. The determination of risk transfer is fundamental to the Company’s determination of gross premiums written and is based, in part, on the use of actuarial and pricing models and assumptions.

The Company’s premiums are recorded at the inception of each contract, principally based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of premium is usually contractually documented at inception, and no management judgment is necessary in accounting for this. Premiums are earned on a pro rata basis over the coverage period. For quota share or proportional contracts, gross premiums written are normally estimated at inception by the ceding client. The Company accounts for such premiums using the initial estimates, and then adjusts them as advised by its clients. The Company also accrues for reinstatement and additional premiums resulting from losses. Such accruals are based upon actual contractual terms, and the only element of management judgment involved is with respect to the amount of losses, benefits and experience refunds, as described below.

Reinstatement and additional premiums are recognized and earned at the time losses are reported to the Company. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. Additional premiums are premiums charged based on loss experience during the policy term or coverage period.

Losses, benefits and experience refunds

Under GAAP, the Company is not permitted to establish loss reserves until the occurrence of an event that may give rise to a loss. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding client as a result of the event and the Company’s estimate of the portion of such loss it has reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses.

Setting appropriate reserves for losses, benefits and experience refunds is an inherently uncertain process. Losses, benefits and experience refunds reserves represent estimates, at a given point in time, of the ultimate settlement costs of losses incurred (including IBNR losses, which are losses that have been incurred but not yet reported to the insurer). The Company regularly reviews and updates these estimates using the most current information available and employing actuarial methods. Consequently, the ultimate liability for a loss is likely to differ from the original estimate. Whenever the Company determines that any existing reserves for losses, benefits and experience refunds are inappropriate or inadequate, it is required to record a change in estimate, increasing or decreasing reserves with a corresponding reduction or increase, which could be material, in its operating results in the period in which the deficiency or redundancy is identified. Adjustments resulting from changes in the Company’s estimates are recorded in the period such adjustments are determined. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to the Company’s financial condition or results of its underwriting activities in the period such amounts are reported.

The Company’s reinsurance and insurance reserves are actuarial projections as of the balance sheet date of the ultimate unpaid losses and benefits associated with its reinsurance and insurance contracts. Considerable judgment is required to evaluate losses and benefits and establish liabilities for losses and benefits. The Company employs different types of actuarial loss reserving techniques and several models to assist in the setting and regular review of reserves. The actuarial loss reserves techniques and models employed are principally based on paid and incurred loss development methods. Further, the Company retains an independent actuarial firm to annually review the adequacy of the reserves as determined by management. Additional information regarding losses, benefits and experience refund amounts incurred will be revealed over time and the estimates of such amounts may need to be revised, resulting in gains and losses in the periods determined.

Investments

The Company’s investments are carried at fair value or amounts that approximate fair value. Fair value for the Company’s investments in fixed maturities is based generally on quoted market prices, dealer quotes or pricing models. At December 31, 2002, the valuation of approximately 95% of the Company’s fixed maturities portfolio was based on quoted market prices. Fair value for the Company’s alternative investments is generally based on the net asset value reported by the respective investment fund managers or, for its reinsurance equity investments, based on the carried amount under the equity method of accounting. The investment fund managers generally carry their trading positions and investments at fair value. The Company relies principally on the financial reports from these entities for recording the net gains on alternative investments in its statement of income. For its equity investments, the Company initially records the investments at cost and periodically adjusts the carrying values to recognize its proportionate share of income or loss from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by the Company’s investments carried under the equity method of accounting could result in losses.

See Note 2 to the audited consolidated financial statements of the Company included herein for the Company’s significant accounting policies.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Gross premiums written. Gross premiums written for the year ended December 31, 2002 were $647.4 million compared to $710.6 million for the year ended December 31, 2001, a decrease of 8.9%. Gross premiums written for property and casualty were $632.7 million for the year ended December 31, 2002 compared to $496.5 million for the year ended December 31, 2001. Gross premiums written for property and casualty increased principally due to increased demand for, and improved pricing of, the Company’s products and the expansion of the product offering to include traditional property and casualty reinsurance risks during 2002. Gross premiums written for life and annuity were $14.7 million for the year ended December 31, 2002 compared to $214.1 million for the year ended December 31, 2001. The Company believes that the lack of life and annuity underwriting production during the year ended December 31, 2002 is attributable to the current low interest rate environment and weak global economy. The demand for the type of life and annuity reinsurance that the Company offers is typically weak during periods when interest rates are low.

Premiums ceded. Premiums ceded for the year ended December 31, 2002 were $54.7 million compared to $116.4 million for the year ended December 31, 2001. The premiums ceded were principally related to the Company’s quota-share retrocessional agreement with Grand Central Re. The decline in premiums ceded by 53.0% in the year is a result of the decline in the volume of life and annuity business written by the Company and the change in the mix of property and casualty business written.

Net premiums written. Net premiums written for the year ended December 31, 2002 were $592.7 million compared to $594.2 million for the year ended December 31, 2001. Net premiums written for property and casualty products for the year ended December 31, 2002 were $580.2 million compared to $412.6 million for the year ended December 31, 2001. Net premiums written for life and annuity products for the year ended December 31, 2002 were $12.5 million compared to $181.6 million for the year ended December 31, 2001.

Net premiums earned. Net premiums earned for the year ended December 31, 2002 were $388.0 million compared to $500.9 million for the year ended December 31, 2001, a decline of 22.5%. Property and casualty net premiums earned were $375.5 million, after the deduction of $44.4 million of earned premiums ceded, for the year ended December 31, 2002 compared to $319.3 million, after the deduction of $66.6 million of earned premiums ceded, for the year ended December 31, 2001. Life and annuity net premiums earned were $12.5 million, after the deduction of $2.2 million of earned premiums ceded, for the year ended December 31, 2002 compared to $181.6 million, after the deduction of $32.4 million of earned premiums ceded, for the year ended December 31, 2001. The difference between net premiums written and net premiums earned for the years ended December 31, 2002 and 2001 reflects the fact that most of the Company’s property and casualty reinsurance contracts are written on a prospective basis, with the premium earned over the period reinsurance protection is provided, whereas each of the Company’s life and annuity contracts assumes the existing risk of the reinsured, and, accordingly, the related premium is earned at the time the Company enters into the contract.

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2002 increased $20.5 million to $64.4 million compared to $43.9 million for the year ended December 31, 2001. The increase was primarily attributable to the growth in the fixed maturities portfolio from $884.1 million to $1,279.6 million resulting from cash received from the collection of premiums written since December 31, 2001 and $6.4 million of additional investment income earned from premiums and deposits withheld by clients during the year ended December 31, 2002 compared to calendar year 2001. The average investment yield on the fixed maturities portfolio for the year ended December 31, 2002 was 5.19% compared to an average yield of 6.15% for the year ended December 31, 2001.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $32.1 million, including $8.4 million from the Company’s private equity reinsurance investments, for the year ended December 31, 2002 compared to $29.8 million, net of $0.3 million loss from the Company’s private equity reinsurance investments for the year ended December 31, 2001. The alternative investment portfolio returned a 5.24% gain during the year ended December 31, 2002 compared to a 6.69% gain during the year ended December 31, 2001. The increase of $2.3 million results from the return from the Company’s private equity reinsurance investments, the larger size of the alternative investment portfolio, offset by the lower return earned on these investments in 2002 compared to 2001.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $379.3 million for the year ended December 31, 2002 compared to $524.4 million for the year ended December 31, 2001. Property and casualty losses and experience refunds were $328.0 million for the year ended December 31, 2002 compared to $322.0 million for the year ended December 31, 2001. The increase in property and casualty losses and experience refunds was smaller than the increase in property and casualty net premiums written and net premiums earned as the Company’s business mix changed during the year 2002. During the year ended December 31, 2002, incurred losses related to prior years contracts amounted to $49.9 million, and includes amortization of deferred charges on retrospective property and casualty reinsurance contracts of $6.3 million. The Company recognized additional premiums and interest on those premiums, net of acquisition costs, of $37.8 million, substantially mitigating the losses incurred on prior years contracts. One contract written during calendar year 2000 accounted for $41.2 million of the prior year incurred losses amount. The contract was a whole account stop loss cover, with worker’s compensation as the principal underlying risk, providing reinsurance for calendar year 1999, where losses incurred and settled through December 31, 2002 by the underlying reinsured exceeded the Company’s estimates and consequently resulted in additional losses being recorded by the Company. Life and annuity benefits and experience refunds were $51.2 million for the year ended December 31, 2002 compared to $202.4 million for the year ended December 31, 2001. The decrease was principally attributable to the lower volume of life and annuity premiums written and earned in 2002 compared to 2001. The Company recorded net adverse mortality and morbidity expense of $7.0 million during the year ended December 31, 2002 resulting principally from worse than expected claims experience on a coinsurance transaction involving group long term disability written during calendar year 2000.

Acquisition costs. Acquisition costs were $97.7 million for the year ended December 31, 2002 compared to $30.9 million for the year ended December 31, 2001. The increase in acquisition costs was a result of the Company’s increase in property and casualty reinsurance volume and a change in the mix and ceding commission rates of contracts written in 2002 compared to 2001. Acquisition costs during each of the years ended December 31, 2002 and 2001 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. The largest component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

General and administrative expenses. General and administrative expenses were $21.3 million for the year ended December 31, 2002 compared to $21.0 million for the year ended December 31, 2001. The increase reflects the costs associated with growing the Company’s operations and principally relates to staff additions, offset by decreased bonuses paid to management and employees in 2002 compared to 2001. The general and administrative expense ratio was 5.5% for the year ended December 31, 2002 compared to 4.2% for the year ended December 31, 2001.

Net income (loss). Net loss for the year ended December 31, 2002 was $5.8 million compared to net income of $2.5 million for the year ended December 31, 2001. The change to a net loss in 2002 compared to net income in 2001 resulted from the unfavorable development on the Company’s reinsurance reserves and lower investment returns than necessary to support the Company’s increased reinsurance liabilities.

Year ended December 31, 2001 compared to year ended December 31, 2000

Gross premiums written. Gross premiums written for the year ended December 31, 2001 were $710.6 million compared to $409.7 million for the year ended December 31, 2000, an increase of 73.4%. Gross premiums written for property and casualty were $496.5 million for the year ended December 31, 2001 compared to $126.4 million for the year ended December 31, 2000. Gross premiums written for property and casualty increased principally due to the flexibility of the Company’s alternative risk transfer products, which, in a firm price environment for traditional property and casualty reinsurance products, made them more appealing than traditional risk transfer reinsurance products. Gross premiums written for life and annuity were $214.1 million for the year ended December 31, 2001 compared to $283.3 million for the year ended December 31, 2000. The low interest rate environment adversely impacted the Company’s life and annuity production.

Premiums ceded. Premiums ceded for the year ended December 31, 2001 were $116.4 million compared to $7.9 million for the year ended December 31, 2000. The premiums ceded were principally related to the Company’s quota-share retrocessional agreement with Grand Central Re, which incepted January 1, 2001.

Net premiums written. Net premiums written for the year ended December 31, 2001 were $594.2 million compared to $401.8 million for the year ended December 31, 2000. Net premiums written for property and casualty products for the year ended December 31, 2001 were $412.6 million compared to $118.5 million for the year ended December 31, 2000. Net premiums written for life and annuity products for the year ended December 31, 2001 were $181.6 million compared to $283.3 million for the year ended December 31, 2000.

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

Net investment income. Net investment income was $43.9 million for the year ended December 31, 2001 compared to $38.9 million for the year ended December 31, 2000. The increase was primarily attributable to the increase in the fixed maturities investment portfolio resulting from cash received from the collection of premiums written since December 31, 2000, as well as proceeds contributed from the Company’s initial public offering. Declining interest rates contributed to a total return of 8.55% for the fixed maturities investment portfolio for the year ended December 31, 2001 compared to a total return of 9.61% for the year ended December 31, 2000.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $29.8 million for the year ended December 31, 2001 compared to $9.6 million for the year ended December 31, 2000. The increase was attributable to both an increase in the size of the alternative investment portfolio resulting from cash provided from operating activities in 2001, proceeds contributed from the Company’s initial public offering and an increase in return on the alternative investment portfolio. The alternative investment portfolio returned 6.69% during the year ended December 31, 2001 compared to a 4.22% gain during the year ended December 31, 2000.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $524.4 million for the year ended December 31, 2001 compared to $408.2 million for the year ended December 31, 2000. Property and casualty losses and experience refunds were $322.0 million for the year ended December 31, 2001 compared to $109.3 million for the year ended December 31, 2000. The increase in property and casualty losses and experience refunds was directly related to the increase in property and casualty premiums written and earned and loss reserve adjustments on premiums written in prior years. In the aggregate, the Company took a gross charge of $5.0 million for estimated claims related the September 11, 2001 terrorist attacks on the World Trade Center. After consideration of reinsurance recoveries and additional premiums on contracts incurring losses from these attacks, the Company’s net provision was $3.0 million. Life and annuity benefits and experience refunds were $202.4 million for the year ended December 31, 2001 compared to $298.9 million for the year ended December 31, 2000. The decrease was attributable to the lower volume of life and annuity premiums written and earned in 2001 compared to 2000.

Acquisition costs. Acquisition costs were $30.9 million for the year ended December 31, 2001 compared to $15.4 million for the year ended December 31, 2000. The increase in acquisition costs was a result of the Company’s increase in property and casualty insurance volume. Acquisition costs during each of the years ended December 31, 2001 and 2000 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix.

General and administrative expenses. General and administrative expenses were $21.0 million for the year ended December 31, 2001 compared to $16.4 million for the year ended December 31, 2000. The increase reflects the costs associated with growing the Company’s operations and principally relates to staff additions.

Net income. Net income for the year ended December 31, 2001 was $2.5 million compared to net income of $8.7 million for the year ended December 31, 2000.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash, fixed maturities and alternative investments were $2,024.8 million at December 31, 2002 compared to $1,610.2 million at December 31, 2001. The increase in cash and invested assets from 2001 to 2002 resulted principally from $225.4 million in cash flows from operations generated in 2002, a $100 million bank loan, $36.1 million in net amounts received under deposit liability contracts and $35.6 million in net unrealized appreciation of the Company’s fixed maturities portfolio.

Life and annuity benefits and experience refunds. Gross life and annuity benefits and experience refunds totaled $405.0 million at December 31, 2002 compared to $423.8 million at December 31, 2001. The decrease in 2002 was primarily attributable to claims and benefit payments on existing contracts in force, partially offset by the benefit reserves required on business written during the current and prior years.

Property and casualty losses and experience refunds. Gross property and casualty losses and experience refunds totaled $778.1 million at December 31, 2002 compared to $596.4 million at December 31, 2001. The increase in 2002 was primarily attributable to increased premiums earned and normal variability in claim settlements. An analysis of the changes in property and casualty losses and experience refunds can be found in Note 4 to the audited consolidated financial statements of the Company included herein.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $212.2 million at December 31, 2002 compared to $173.7 million at December 31, 2001, principally reflecting the increase in losses ceded under the Company’s retrocessional agreements. At December 31, 2002, two retrocessionaires account for 60.9% and 36.5% of the Company’s losses recoverable from reinsurers. Both retrocessionaires have a financial strength rating of “A” by A.M. Best Company.

Bank Loans. In March 2002, Max Re completed a $100.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Additional Max Re Diversified shares owned by Max Re with a fair value of $67.9 million at December 31, 2002 were pledged as collateral. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100.0 million bank loan. On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a

$150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on substantially similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $75.0 million at January 31, 2003 were pledged as collateral. Under GAAP, the new swap transaction will be accounted for as a financing transaction, which will result in the recording of a $150.0 million bank loan. The new swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase. The swap transaction will enable the Company to transform a portion of its Max Re Diversified assets into fixed maturities investments that can be held in a trust for the benefit of certain ceding reinsurance companies that require fixed maturity trust assets to meet regulatory requirements.

Shareholders’ equity and minority interest. The Company’s shareholders’ equity and minority interest increased to $710.7 million at December 31, 2002 from $699.7 million at December 31, 2001 principally reflecting an increase of $35.6 million in net unrealized appreciation of fixed maturities and $4.0 million in common shares issued during the year in connection with conversions of minority shareholders and restricted stock awards to employees, partially offset by $20.9 million in shares acquired and retired during the year, a net loss of $5.8 million for the year and dividends paid and distributions of capital of $3.1 million.

Liquidity and capital resources. As a holding company, Max Re Capital’s principal assets are its investments in the voting common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries. The Company’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At December 31, 2002, Max Re, which is required to have $290.4 million in statutory capital and surplus in order to pay dividends, had $618.3 million in actual statutory capital and surplus.

Capital resources. The Company’s capital structure currently consists of equity and minority interest. At December 31, 2002, total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $710.7 million as compared with $699.7 million at December 31, 2001. The Company has flexibility with respect to capitalization as the result of its access to the debt and equity markets. The Company regularly reviews its capital adequacy and believes this level of capital is sufficient to support the Company’s reinsurance and insurance operations in 2003. The Company will consider issuing debt, raising additional equity or entering into retrocessional reinsurance contracts if it were to conclude that additional capital resources are necessary to continue growing its business.

In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements.

The Company has two letter of credit facilities as of December 31, 2002. The Company’s primary letter of credit facility is a $375 million facility with a syndicate of commercial banks. At December 31, 2002 and December 31, 2001 letters of credit totaling $284.6 million and $282.9 million, respectively, were issued and outstanding under this facility. In January 2002, the Company entered into a $100 million letter of credit facility with HVB, a joint venture partner with the Company in Grand

Central Re. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At December 31, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility. All letters of credit issued under these facilities are collateralized by a portion of the Company’s invested assets. The Company was in compliance with all the covenants of its letter of credit facilities at December 31, 2002.

On each of February 8, 2002, May 3, 2002, July 26, 2002 and November 1, 2002, Max Re Capital’s Board of Directors declared quarterly shareholder dividends of $0.02 per share payable to shareholders of record on February 22, 2002, May 17, 2002, August 12, 2002 and November 15, 2002, respectively. The dividends declared on July 26, 2002 and November 1, 2002 were deemed distributions to shareholders since the Company had a retained deficit on the payment date. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On January 31, 2003, the Board of Directors declared a dividend of $0.02 per share to be paid on March 3, 2003 to shareholders of record on February 17, 2003.

In connection with the lease of an office building currently under construction in Hamilton, Bermuda, the Company has contractual commitments of approximately $4.4 million for leasehold improvements as of December 31, 2002. The Company anticipates taking occupancy of the building, which will become its corporate headquarters, by May 2003.

The Company has been assigned an insurer financial strength rating of “A- (Excellent)” by A.M. Best Company, Inc. and an insurer financial strength rating of “A (Strong)” by Fitch, Inc. The ratings assigned by rating agencies to reinsurance companies are an important means of assessing the financial strength and quality of reinsurers. If an independent rating agency downgrades or withdraws any of the Company’s ratings, the Company could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect its business. To date, the Company’s ratings have been affirmed by A.M. Best and Fitch on each rating review. Ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

New Accounting Pronouncements

Financial Accounting Standard No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure

In December 2002, Financial Accounting Standard (“FAS”) No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS No. 148”) was issued, amending FAS No. 123—Accounting for Stock-Based Compensation. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has complied with the required disclosure in Note 11 of the accompanying financial statements. The Company will adopt the expense recognition provisions of FAS No. 123 for all stock options granted on or after January 1, 2003. Under these provisions, compensation expense will be recognized over the related vesting period based on the fair value of the stock options on the date of grant. The amount of stock based compensation to be recognized under the provisions of FAS No. 123 is not currently determinable because the number and value of stock options to be granted to employees in the future is not known.

FAS Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, FAS Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. This interpretation elaborates on the disclosures required by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable for all guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial reporting.

FAS Interpretation No. 46—Consolidation of Variable Interest Entities

In January 2003, the FAS Interpretation No. 46—Consolidation of Variable Interest Entities was issued. This interpretation of Accounting Research Bulletin No. 51—Consolidated Financial Statements addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies from June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial reporting.

Proposed Statement of Position—Accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Accounting Standards Executive Committee, a committee of the American Institute of Certified Public Accountants, has issued a proposed Statement of Position that could set a new standard for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This proposed statement applies to certain variable annuity contracts containing minimum interest and/or minimum death benefit guarantees. As at December 31, 2002, the Company had no contracts that would be affected if this proposed statement were adopted.

Risk Factors

See Factors Affecting Future Financial Results, filed as Exhibit 99.1 to this report, incorporated by reference herein.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company engages in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed maturities investment portfolio to fund operations, pay reinsurance liabilities and claims and provide funding for unexpected events, and the Company has diversified its portfolio to limit volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company’s investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed maturities investment portfolio, the Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity intended to match the cash outflow characteristics of the Company’s life and annuity and property and casualty liabilities.

As of December 31, 2002, the Company did not hold any high-yield investments in its fixed maturities investment portfolio. Currently, the Company’s policy is to not hold securities rated lower than BBB-/BAA- in its fixed maturities investment portfolio. In addition, the Company did not hold any derivative positions. Pursuant to the Company’s policy, derivative positions are allowed only for the purpose of risk management and security replication. At December 31, 2002, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.7%, or approximately $49.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.2%, or approximately $55.3 million.

With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2002, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.49%, or approximately $8.6 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.49%, or approximately $8.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this Item is contained under the captions PROPOSAL ONE ELECTION OF DIRECTORS OF THE COMPANY and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in the Proxy Statement, dated on or about March 26, 2003, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

The Company has adopted a written code of ethics, the “Max Re Capital Ltd. Code of Business Conduct and Ethics,” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the code has been filed as an exhibit to this Form 10-K, which will be posted on the Company’s website as soon as practicable after the filing of this report. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.maxre.bm or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions COMPENSATION OF DIRECTORS, PERFORMANCE GRAPH, EXECUTIVE COMPENSATION, COMPENSATION PLANS, DEFERRED COMPENSATION PLANS, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the Proxy Statement, dated on or about March 26, 2003, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, OFFICERS AND DIRECTORS in the Proxy Statement, dated on or about March 26, 2003, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Proxy Statement, dated on or about March 26, 2003, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. The Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, the “Exchange Act”) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting (“Internal Controls”) are procedures that are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with GAAP.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(2) Financial Statement Schedules:

All other schedules have been omitted as not required or not applicable under the instructions, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit	Description

3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-62006)

3(ii)	Bye-laws. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-62006)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-62006)

10.1

Form of Shareholders’ Agreement, dated as of December 22, 1999, among the Company, Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-62006)

10.2	Employment Agreement, dated as of December 15, 1999, between W. Dave Brining and the Company. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-62006)

10.3

Employment Agreement, dated as of August 1, 1999, as amended, between Robert J. Cooney and the Company. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-62006)

10.4	Employment Agreement, dated as of December 15, 1999, between Philip R. Kruse and the Company. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement No. 333-62006)

10.5	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and the Company. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement No. 333-62006)

10.6	Employment Agreement, dated as of April, 2000, between Peter Minton and the Company. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-62006)

10.7	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-62006)

10.8	Amendment to the 2000 Stock Incentive Plan.

10.9

Securities Purchase Agreement, dated as of December 22, 1999, among Moore Holdings, LLC, Max Re Ltd. and the Company. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-62006)

10.10

Securities Purchase Agreement, dated as of December 22, 1999, among Capital Z Investments, LP, Max Re Ltd. and the Company. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-62006)

10.11

Subscription Agreement, dated as of December 22, 1999, between Western General Insurance, Ltd. and the Company. (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement No. 333-62006)

10.12

Second Amended and Restated Letter of Credit Reimbursement Agreement, dated as of August 15, 2002, among Max Re Ltd., various financial institutions, as lenders, Fleet National Bank and Citibank, N.A., as co-agents, and Bank of America, N.A., as fronting bank and as administrative agent.

10.13

First Amendment Agreement, dated as of February 6, 2003, among Max Re Ltd., the lenders listed on the signature pages thereto and Bank of America, N.A., as administrative agent, fronting bank and letter of credit administrator.

10.14

Letter of Credit Reimbursement Agreement, dated as of January 14, 2002, among Max Re Ltd., as the borrower, various financial institutions, as the lenders, and Bayerische Hypo-  und Vereinsbank AG, as fronting bank and as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.15

Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement No. 333-62006)

10.16

Amended and Restated Customer Agreement and Trading Authorization, dated as of June 14, 2001, between Moore Capital Management, Inc. and Max Re Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement No. 333-62006)

10.17	Amendment No. 1 to Amended and Restated Customer Agreement and Trading Authorization, dated as of January 1, 2003, among Moore Capital Management, Inc. and Max Re Diversified Strategies Ltd.

10.18

Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo-  und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement No. 333-62006)

10.19	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of the Company (included at page 37).

99.1	Factors Affecting Future Financial Results.

99.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.4	Max Re Capital Ltd. Code of Business Conduct and Ethics.

(b) Reports On Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/S/ ROBERT J. COONEY
Robert J. Cooney President and Chief Executive Officer

Date:   March 19, 2003

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

/S/ ROBERT J. COONEY	/S/ KEITH S. HYNES
Robert J. Cooney President and Chief Executive Officer and Director (Principal executive officer)	Keith S. Hynes Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: March 19, 2003	Date: March 19, 2003

/S/ N. JAMES TEES	/S/ ZACK H. BACON, III
N. James Tees Senior Vice President and Treasurer	Zack H. Bacon, III Director

Date: March 19, 2003	Date: March 19, 2003

/S/ JOHN R. BARBER	/S/ STEPHAN W. BUB
John R. Barber Director	Stephan W. Bub Director

Date: March 19, 2003	Date: March 19, 2003

/S/ LAURENCE W. CHENG	/S/ WILLIAM H. HEYMAN
Laurence W. Cheng Director	William H. Heyman Director

Date: March 19, 2003	Date: March 19, 2003

/S/ WILLIS T. KING, JR.	/S/ JOHN L. MARION
Willis T. King, Jr. Director	John L. Marion Director

Date: March 19, 2003	Date: March 19, 2003

/S/ STEVEN M. SKALA	/S/ MARIO P. TORSEILLO
Steven M. Skala Director	Mario P. Torseillo Director

Date: March 19, 2003	Date: March 19, 2003

/S/ JAMES L. ZECH
James L. Zech Director

Date: March 19, 2003

CERTIFICATIONS

I, Robert J. Cooney, the Chief Executive Officer of Max Re Capital Ltd., certify that:

1.	I have reviewed this annual report on Form 10-K of Max Re Capital Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/S/ ROBERT J. COONEY
Name: Robert J. Cooney

I, Keith S. Hynes, the Chief Financial Officer of Max Re Capital Ltd., certify that:

1.	I have reviewed this annual report on Form 10-K of Max Re Capital Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/S/ KEITH S. HYNES
Name: Keith S. Hynes

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Hamilton, Bermuda

January 29, 2003

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2002	2001
Assets
Cash and cash equivalents	$92,103	$98,322
Fixed maturities, available for sale at fair value	1,279,564	884,069
Alternative investments, at fair value	653,165	627,793
Accrued interest income	12,304	10,896
Premiums receivable	190,214	89,607
Losses recoverable from reinsurers	212,241	173,663
Funds withheld	55,276	55,480
Deferred acquisition costs	79,447	39,835
Deferred charges	32,086	44,437
Prepaid reinsurance premiums	25,408	17,373
Other assets	11,633	7,075

Total assets	$2,643,441	$2,048,550

Liabilities
Life and annuity benefits and experience refunds	$405,008	$423,767
Property and casualty losses and experience refunds	778,069	596,377
Reinsurance balances payable	194,436	129,655
Deposit liabilities	115,513	79,389
Unearned property and casualty premiums	323,672	110,963
Accounts payable and accrued expenses	16,019	8,736
Bank loan	100,000	—

Total liabilities	1,932,717	1,348,887

Minority interest	116,565	115,593

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 37,998,779 (2001—39,582,379) issued and outstanding	37,999	39,582
Additional paid-in capital	526,582	543,438
Loans receivable from common share sales	(12,575)	(12,575)
Unearned stock grant compensation	(2,656)	(2,894)
Accumulated other comprehensive income	49,108	13,475
Retained earnings (deficit)	(4,299)	3,044

Total shareholders’ equity	594,159	584,070

Total liabilities, minority interest and shareholders’ equity	$2,643,441	$2,048,550

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2002	2001	2000
Revenues
Gross premiums written	$647,390	$710,551	$409,673
Reinsurance premiums ceded	(54,679)	(116,417)	(7,854)

Net premiums written	$592,711	$594,134	$401,819

Earned premiums	$434,681	$599,991	$409,270
Earned premiums ceded	(46,644)	(99,044)	(7,854)

Net premiums earned	388,037	500,947	401,416
Net investment income	64,353	43,870	38,904
Net gains on alternative investments	32,127	29,784	9,599
Net realized gains on sale of fixed maturities	5,390	2,512	1,403
Other income	6,181	3,857	—

Total revenues	496,088	580,970	451,322

Losses and expenses
Losses, benefits and experience refunds	379,280	524,365	408,220
Acquisition costs	97,738	30,860	15,400
Interest expense	4,833	2,079	—
General and administrative expenses	21,337	21,042	16,429

Total losses and expenses	503,188	578,346	440,049

Income (loss) before minority interest	(7,100)	2,624	11,273
Minority interest	1,346	(93)	(2,574)

Net income (loss)	(5,754)	2,531	8,699
Change in net unrealized appreciation of fixed maturities	35,633	6,674	6,801

Comprehensive income	$29,879	$9,205	$15,500

Basic earnings (loss) per share	$(0.15)	$0.08	$0.36

Diluted earnings (loss) per share	$(0.15)	$0.06	$0.35

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2002	2001	2000
Common shares
Balance—beginning of year	$39,582	$27,683	$14,749
Issue of shares	262	13,102	12,934
Repurchase of shares	(1,845)	(1,203)	—

Balance—end of year	37,999	39,582	27,683

Additional paid-in capital
Balance—beginning of year	543,438	376,905	200,179
Issue of common shares	3,736	198,210	181,616
Repurchase of shares	(19,058)	(15,856)	—
Direct equity offering expenses	—	(15,821)	(4,890)
Distribution to shareholders	(1,534)	—	—

Balance—end of year	526,582	543,438	376,905

Loans receivable from common share sales
Balance—beginning of year	(12,575)	(11,650)	(20,750)
Loans granted	—	(1,025)	(3,000)
Loans repaid	—	100	12,100

Balance—end of year	(12,575)	(12,575)	(11,650)

Unearned stock grant compensation
Balance—beginning of year	(2,894)	(630)	—
Stock grants awarded	(971)	(3,288)	(720)
Amortization	1,209	1,024	90

Balance—end of year	(2,656)	(2,894)	(630)

Accumulated other comprehensive income
Balance—beginning of year	13,475	6,801	—
Holding gains on fixed maturities arising in year	46,942	10,652	10,020
Net realized gains included in net income	(5,390)	(2,512)	(1,403)
Allocation to minority interest	(5,919)	(1,466)	(1,816)

Balance—end of year	49,108	13,475	6,801

Retained earnings (deficit)
Balance—beginning of year	3,044	1,306	(7,393)
Net income (loss)	(5,754)	2,531	8,699
Dividends paid	(1,589)	(793)	—

Balance—end of year	(4,299)	3,044	1,306

Total shareholders’ equity	$594,159	$584,070	$400,415

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2002	2001	2000
Operating activities
Net income (loss)	$(5,754)	$2,531	$8,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest share of net income (loss)	(1,346)	93	2,574
Amortization of unearned stock grant compensation	1,209	1,024	90
Amortization of discount on fixed maturities	1,378	(1,015)	(1,104)
Net gains on alternative investments	(32,127)	(29,784)	(9,599)
Net realized gains on sale of fixed maturities	(5,390)	(2,512)	(1,403)
Accrued interest income	(1,408)	(4,477)	(6,419)
Premiums receivable	(100,607)	(86,899)	(2,708)
Losses recoverable from reinsurers	(38,578)	(168,293)	(5,370)
Funds withheld	204	(13,489)	(41,991)
Deferred acquisition costs	(39,612)	(39,835)	—
Deferred charges	12,351	(22,756)	(21,681)
Prepaid reinsurance premiums	(8,035)	(17,373)	—
Other assets	(4,558)	(4,108)	(2,967)
Life and annuity benefits and experience refunds	(18,759)	169,848	253,919
Property and casualty losses and experience refunds	181,692	460,039	136,338
Reinsurance balances payable	64,781	106,988	22,667
Unearned property and casualty premiums	212,709	110,560	403
Accounts payable and accrued expenses	7,283	1,158	(989)

Cash provided by operating activities	225,433	461,700	330,459

Investing activities
Purchases of fixed maturities	(746,259)	(588,120)	(650,736)
Sales (purchases) of alternative investments	7,936	(250,910)	(337,500)
Sales of fixed maturities	306,241	178,571	181,683
Redemptions of fixed maturities	88,905	16,780	543

Cash used in investing activities	(343,177)	(643,679)	(806,010)

Financing activities
Net proceeds from subscriptions to share capital	3,027	191,179	185,940
Repurchase of common shares	(20,903)	(17,059)	—
Proceeds from bank loan	100,000	—	—
Dividends and distributions	(3,123)	(793)	—
Distributions to / conversions of minority shareholders	(3,600)	(146)	—
Deposit liabilities, net	36,124	79,389	—
Notes and loans repaid	—	100	12,100

Cash provided by financing activities	111,525	252,670	198,040

Net increase (decrease) in cash and cash equivalents	(6,219)	70,691	(277,511)
Cash and cash equivalents, beginning of year	98,322	27,631	305,142

Cash and cash equivalents, end of year	$92,103	$98,322	$27,631

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,176	$—	$—

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

1.	General

Max Re Capital Ltd. (“the Company”) was incorporated on July 8, 1999 under the laws of Bermuda to provide customized multi-line reinsurance and insurance products. On June 29, 2000, the Company changed its name from Maximus Capital Holdings, Ltd. to Max Re Capital Ltd. The Company’s principal operating subsidiary is Max Re Ltd. (“Max Re”). Max Re is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda.

2.	Significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the financial statements of Max Re Capital Ltd., Max Re and Max Re Managers Ltd., together with Max Re’s subsidiaries, Max Re Europe Limited and Max Re Diversified Strategies Ltd. (“MDS”). All significant inter-company balances and transactions have been eliminated.

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

Certain reclassifications have been made to the prior year reported amounts to conform to the current year presentation.

(b) Minority interest

Minority interest represents non-voting shares in Max Re held by certain founding shareholders of the Company. Max Re non-voting common shares may be exchanged for common shares of the Company on a one-for-one basis following a sale, transfer or other disposition to an unaffiliated third party, provided that following such exchange the shareholder would not hold in excess of 9.9% of the total common shares issued and outstanding. The current holders of Max Re non-voting common shares cannot exchange any Max Re non-voting shares for common shares of the Company without the consent of the Board of Directors of the Company, other than to deliver common shares of the Company upon a sale in the public market. The non-voting shares will at all times rank as to assets, dividends and in all other respects on a parity with the common shares of Max Re, except the right to vote on any matters required by Bermuda law.

The minority’s share of net income is calculated quarterly using the minority’s weighted average ownership percentage. Minority interest represents the minority’s current proportionate share of Max Re’s net assets.

(c) Premium revenue recognition

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

Premiums from annuity contracts without life contingencies are reported as annuity deposits. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholders’ account balances.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

2.	Summary of significant accounting policies (continued)

(c) Premium revenue recognition (continued)

Deposits

Short duration reinsurance contracts entered into by the Company which are not deemed to transfer significant underwriting and timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. This accretion charge is presented in the period as either interest expense, where the contract does not transfer underwriting risk, or losses, benefits and experience refunds where the contract does not transfer significant timing risk. Long duration contracts written by the Company that do not transfer significant mortality or morbidity risks are also accounted for as deposits. The Company periodically reassesses the amount of deposit liabilities and any changes to the estimated ultimate liability is recognized as an adjustment to earnings to reflect the cumulative effect since the inception of the contract and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

(d) Investments

Investments in securities with fixed maturities are classified as available for sale and are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on investments are recognized in net income using the specific identification method and include adjustments to the net realizable value of investments for declines in value that are considered other than temporary.

Fair value of investments in fixed maturities is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Changes in fair value are recorded in the period they are determined.

Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) other strategic equity investments. Investments in limited partnerships and trading entities are carried at the net asset value provided by the respective entity. These entities generally carry their trading positions and investments at fair value as determined by their respective investment managers. The change in net asset value is included in net gains on alternative investments.

Investments in unquoted equities where the Company has significant influence are carried under the equity method of accounting. Under this method the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss from the investments. The Company believes this approximates fair value for these equity investments for which quoted market prices are not available. The Company’s share of income or loss from these investments is included in net gains on alternative investments.

(e) Fee revenue recognition

Transaction structuring and advisory fees are earned as the services generating the fees are performed.

(f) Losses and loss adjustment expenses

Property and Casualty

The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. Inherent in the estimates of losses are expected trends of frequency, severity and other factors which could vary significantly as claims are settled. Accordingly, ultimate losses could vary from the liability recorded in these consolidated financial statements. These estimates are regularly reviewed and any adjustments to the estimates are recorded in the period they are determined.

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

2.	Summary of significant accounting policies (continued)

(g) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants and ceding commissions paid to the Company’s clients. Deferred acquisition costs are amortized over the period in which the related premiums are earned or, for annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future income, including investment income, by evaluating whether a loss is probable on policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income. If such costs are estimated to be unrecoverable as a result of a premium deficiency loss, they are expensed.

(h) Experience refunds

The liability for experience refunds represents estimates of the ultimate liability incurred under profit sharing provisions of various contracts. These estimates are regularly reviewed and any adjustments to the estimates are recorded in the period they are determined. Since this liability is based on estimates, the ultimate settlement of experience refunds may vary from the amount provided.

(i) Deferred charges—reinsurance assumed

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

(j) Translation of foreign currencies

The Company’s functional currency is the United States dollar. Premiums written and receivable in foreign currencies are recorded at exchange rates prevailing on the date the contract attaches and liabilities for losses payable in foreign currencies at the time such liabilities are reported. Exchange gains or losses resulting from the periodic revaluation and settlement of such assets and liabilities are recorded in the consolidated statements of income and comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items, are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. Exchange gains and losses are included in the determination of net income.

(k) Offering costs

Direct offering costs incurred in connection with the Company’s initial public offering and private placement offerings (“the Offerings”), including certain amounts payable for investment banking, legal services and printing were deducted from the gross proceeds of the Offerings.

(l) Cash and cash equivalents

The Company considers all time deposits and money market instruments with an original maturity of ninety days or less as equivalent to cash.

(m) Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

3.	Investments

(a) The fair values and amortized costs of fixed maturities at December 31, 2002 and 2001 were as follows:

2002	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Government and Agencies	$497,897	$35,391	$—	$533,288
US Corporate Securities	351,011	14,274	(344)	364,941
Other Corporate Securities	17,641	229	(2)	17,868
Asset and Mortgage Backed Securities	275,577	5,142	(281)	280,438
Collateralized Mortgage Obligations	80,311	2,741	(23)	83,029

	$1,222,437	$57,777	$(650)	$1,279,564

2001	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Government and Agencies	$498,407	$7,647	$(1,668)	$504,386
US Corporate Securities	213,026	6,983	(229)	219,780
Asset and Mortgage Backed Securities	155,299	4,032	(13)	159,318
Non-US Government	580	5	—	585

	$867,312	$18,667	$(1,910)	$884,069

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2002 and 2001.

	2002		2001
	Fair Value	%	Fair Value	%
US Government and Agencies	$533,288	41.7	$504,386	57.1
AAA	373,462	29.2	171,541	19.4
AA	136,672	10.7	42,434	4.8
A	231,022	18.0	155,616	17.6
BBB	5,120	0.4	10,092	1.1

	$1,279,564	100.0	$884,069	100.0

(b) The maturity distribution for fixed maturities held at December 31, 2002 was as follows:

	Amortized Cost	Fair Value
Within one year	$122,599	$124,678
From one to five years	470,374	491,162
From five to ten years	262,833	278,971
More than ten years	366,631	384,753

	$1,222,437	$1,279,564

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

3.	Investments (continued)

(c)    Investment income earned for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
Interest earned on fixed maturities, cash and short term investments	$53,398	$36,658	$21,803
Interest earned on funds withheld	13,155	6,740	16,152
Amortization of discount on fixed maturities	(1,378)	1,015	1,104
Investment expenses	(822)	(543)	(155)

	$64,353	$43,870	$38,904

(d)     The net realized gains and the change in net unrealized appreciation on fixed maturities for the years ended December 31,   2002, 2001 and 2000 was as follows:

	2002	2001	2000
Net realized gains:
Gross realized gains	$5,879	$2,777	$1,431
Gross realized losses	(489)	(265)	(28)

Net realized gains	5,390	2,512	1,403

Change in unrealized appreciation	41,552	8,140	8,617
Less: allocation to minority interest	(5,919)	(1,466)	(1,816)

Net change in unrealized appreciation	35,633	6,674	6,801

Total net realized gains and change in unrealized appreciation on fixed maturities	$41,023	$9,186	$8,204

(e)    The majority of the Company’s alternative investments at December 31, 2002 comprise a fund of funds portfolio owned by MDS and managed by Moore Capital Management, LLC (“the Manager”), a company owned by certain of the Company’s shareholders. The funds are primarily engaged in global macro, long/short equity, fixed income arbitrage, convertible arbitrage, diversified arbitrage, distressed investing, event driven arbitrage, commodity trading, emerging market and opportunistic investment strategies. Certain funds in the portfolio are managed by the Manager. For the year ended December 31, 2002 the Company paid the Manager $3,101 (2001—$7,639; 2000—$4,400) for investment management services.

In addition, one of the funds is managed by another shareholder, a founding partner of which was a director of the Company for the period November 1999 through November 2002. The Company paid $950 in management and incentive fees during the year ended December 31, 2002 (2001—$1,851; 2000—$1,500) for funds managed.

All investment fees incurred on the alternative investments are included in net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(f)     In May 2001, the Company made an equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

Max Re Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2002 were approximately $2,800 (2001—$2,600) and are included in other income in the accompanying consolidated statements of income and comprehensive income.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

3.	Investments (continued)

Max Re has also entered into a quota share retrocession arrangement with Grand Central Re that commenced January 1, 2001. The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	2002	2001
Prepaid reinsurance premiums	$24,045	$16,644
Losses recoverable from reinsurers	129,308	97,700
Reinsurance balances payable	122,747	92,687
Deposit liabilities	22,543	14,016
Reinsurance premiums ceded	52,089	106,535
Earned premiums ceded	44,688	89,890
Losses, benefits and experience refunds, net	35,161	97,098

Included within reinsurance balances payable of $122,747, are funds withheld totaling $108,704. During 2002, Max Re credited Grand Central Re with interest of $7,703 (2001—$1,573) on the funds withheld by Max Re at a negotiated rate of 8.59% (2001—8.55%). Interest paid on funds withheld is included within losses, benefits and experience refunds in the consolidated statements of income and comprehensive income.

The Company believes that the terms of the insurance management and quota share retrocession agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

(g)    In December 2001, the Company made an equity investment of $50,000 in Class D shares of DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”), representing 12.5% of its share capital. DaVinci is a Bermuda-based property catastrophe reinsurer, managed by Renaissance Underwriting Managers, Ltd. The investment in DaVinci is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

4.	Property and casualty losses and loss adjustment expenses

The summary of changes in outstanding property and casualty losses at December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
Gross balance at January 1	$596,377	$136,338	$—
Less: Reinsurance recoverables, deferred charges and experience refunds	(210,824)	(47,625)	—

Net balance at January 1	385,553	88,713	—

Incurred losses related to:
Current year	261,836	292,743	88,713
Prior year	49,912	18,181	—

Total incurred	311,748	310,924	88,713

Paid losses related to:
Current year	(20,784)	(7,930)	—
Prior year	(113,778)	(6,154)	—

Total paid	(134,562)	(14,084)	—

Net balance at December 31	562,739	385,553	88,713
Plus: Reinsurance recoverables, deferred charges and experience refunds	215,330	210,824	47,625

Gross balance at December 31	$778,069	$596,377	$136,338

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

4.	Property and casualty losses and loss adjustment expenses (continued)

Prior year incurred losses of $49,912 for the year ended December 31, 2002 relates to a current year change in estimate of expected losses of $53,825 on certain reinsurance contracts written in prior years and the current year amortization of deferred charges of $6,280 with respect to retroactive reinsurance contracts written in prior years, and is net of $10,193 in realized profits from contracts terminated during the current year that were written in prior years. The change in estimates results from the receipt of information or notification from the ceding companies during the current year. One contract accounted for $41,156 of the prior year incurred losses amount. For certain contracts, these losses triggered additional premium of $40,892, interest on premium of $9,797 and acquisition costs of $12,915, which were earned and/or incurred in the current year.

Prior year incurred losses of $18,181 for the year ended December 31, 2001 relates principally to a change in estimate of expected losses of $11,820 on two reinsurance contracts written during the year ended December 31, 2000, the Company’s first year of operations, and amortization of deferred charges of $6,361 with respect to retroactive reinsurance contracts written during the year ended December 31, 2000.

For the years ended December 31, 2002 and 2001, the change in estimate of expected loss and realized profit results from contracts covering primarily workers compensation claims.

While the Company believes that it has made a reasonable estimate of ultimate property and casualty losses, subsequent claims experience may exceed loss reserves and have a significant effect on the Company’s results of operations.

Included in deposit liabilities is $48,490 (2001—$8,733; 2000—$nil) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

5.	Life and annuity benefits

Life and annuity benefits at December 31, 2002 and 2001 was as follows:

	2002	2001
Life	$47,371	$51,503
Annuities	97,882	99,908
Accident and health	259,755	272,356

	$405,008	$423,767

Losses recoverable relating to life and annuity contracts of $30,172 in 2002 (2001—$30,232; 2000—$nil) are included in losses recoverable from reinsurers in the accompanying consolidated balance sheets.

All annuities included in life and annuity benefits in the accompanying consolidated balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2002 are annuities of $8,645 (2001—$10,185; 2000—$nil) which are subject to discretionary withdrawal. Deposit liabilities also include $58,378 (2001—$60,471; 2000—$nil) representing a universal life reinsurance contract that did not transfer sufficient risk to be accounted for as reinsurance.

6.	Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. Losses recoverable from reinsurers are recorded as assets. Losses, benefits and experience refunds are net of losses recoverable of $49,835 in 2002 (2001—$167,692; 2000—$5,370) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. Two retrocessionaires account for 60.9% and 36.5% of the Company’s losses recoverable from reinsurers as of December 31, 2002. Both retrocessionaires have a financial strength rating of “A” by A.M. Best as at December 31, 2002.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

6.	Reinsurance (continued)

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2002, 2001 and 2000 was as follows:

Property and casualty	Premiums written			Premiums earned
	2002	2001	2000	2002	2001	2000
Direct	$—	$—	$—	$—	$—	$—
Assumed	632,734	496,452	126,320	420,025	385,892	125,917
Ceded	(52,481)	(83,974)	(7,854)	(44,446)	(66,601)	(7,854)

Net	$580,253	$412,478	$118,466	$375,579	$319,291	$118,063

Life and annuity	Premiums written			Premiums earned
	2002	2001	2000	2002	2001	2000
Amounts assessed against policyholders	$—	$—	$—	$—	$—	$—
Assumed	14,656	214,099	283,353	14,656	214,099	283,353
Ceded	(2,198)	(32,443)	—	(2,198)	(32,443)	—

Net	$12,458	$181,656	$283,353	$12,458	$181,656	$283,353

Total	$592,711	$594,134	$401,819	$388,037	$500,947	$401,416

7.	Bank loan

In March 2002, the Company completed a $100,000 sale of shares of MDS to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company receives the return earned on the MDS shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. Additional MDS shares owned by Max Re with a fair value of $67,949 at December 31, 2002 were pledged as collateral. These transactions are viewed on a combined basis and accounted for as a financing transaction, which results in the recording of a $100,000 bank loan.

The swap termination date is February 2004, with provisions for earlier termination at the Company’s option or in the event the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum MDS net asset value. At termination, the purchaser has the option to sell the MDS shares to the Company at a price equal to the fair value of the MDS shares on the date of repurchase.

8.	Pension and deferred compensation plans

The Company provides pension benefits to certain employees as required by the Bermuda National Pension Scheme Act, 1998 through a defined contribution plan. Company contributions are subject to vesting provisions. Pension expenses totaled $39 for the year ended December 31, 2002 (2001—$28; 2000—$25).

The Company sponsors a deferred compensation plan in which employee salary deferrals are supplemented by matching contributions. The Company’s contribution is subject to a defined amount and is subject to vesting provisions. Deferred compensation expense totaled $543 for the year ended December 31, 2002 (2001—$468; 2000—$329).

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

9.	Loans receivable from common share sales

As of December 31, 2002, the Company has full recourse loans outstanding provided to members of management of $12,575 (2001—$12,575; 2000—$11,650) in connection with their investment in the Company pursuant to the terms of their employment agreements. The loans are repayable within five years and are secured by the shares issued. Interest is charged at applicable federal rates which are published by the U.S. Internal Revenue Service and is payable annually in arrears. Interest earned on the loans amounted to $343 for the year ended December 31, 2002 (2001—$461; 2000—$692) and is included in other assets in the accompanying consolidated balance sheets, and net investment income in the accompanying consolidated statements of income and comprehensive income.

10.	Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to a maximum of 9.9% of total voting rights unless waived by the Board of Directors. The Board of Directors has waived these provisions with respect to one shareholder, Western General Insurance Ltd. The shareholders’ agreement provides for distribution of dividends, as and when declared by the Company’s directors, and distribution of the Company’s net assets upon dissolution in the same proportion as the voting rights, excluding the 9.9% limitation.

Direct equity offering expenses of $4,271 in 2001 and $2,661 in 2000 were paid to Salomon Smith Barney for services as joint book runner of the Company’s initial public offering and as placement agent for the private equity offerings.

During the year ended December 31, 2000, the Company paid $200 in cash and issued 26,666 common shares at $15 per share to a director for services rendered in connection with its private equity offerings.

Warrants

In connection with the issuance of shares, the Company has issued warrants to purchase the Company’s common shares exchangeable on a one-for-one basis. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value. Included in the warrants issued are 6,617,177 warrants on non-voting shares of Max Re which are exchangeable into Company shares in limited circumstances. Max Re non-voting common shares may be exchanged for common shares of the Company on a one-for-one basis following a sale, transfer or other disposition to an unaffiliated third party, provided that, following such exchange, the shareholder would not hold in excess of 9.9% of the total common shares issued and outstanding. The current holders of Max Re non-voting common shares cannot exchange any Max Re non-voting common shares for common shares of the Company without the consent of the Board of Directors of the Company, other than to deliver common shares of the Company upon a sale in the public market.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices

Balance, December 31, 1999	4,176,587	3,518,805	$15.00

Warrants granted	2,607,240		$15.00	$5.42	$15.00

Balance, December 31, 2000	6,783,827	5,751,533	$15.00

Warrants granted	2,590,036		$16.13	$5.72	$16.00-$18.00

Balance, December 31, 2001	9,373,863	8,173,239	$15.31

Warrants granted	—		$—

Warrants forfeited	(4,500)		$15.00

Balance, December 31, 2002	9,369,363	8,584,049	$15.31

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

11.	Stock incentive plan

In June 2000, the shareholders of the Company approved the adoption of a Stock Incentive Plan (“the Plan”) under which it may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, share awards or other awards. In May 2002, the shareholders of the Company approved the adoption of an amendment to the Plan to increase the maximum aggregate number of common shares available for awards under the Plan to 5,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”).

Stock options issued under the Plan have terms set by the Committee. The maximum option period is ten years. The minimum exercise price of ISOs is equal to the fair value of the Company’s common shares at the date of grant. Options vest over a four year period from the date of grant and contain restrictions relating to, among other things, forfeiture in the event of termination of employment and transferability.

Restricted stock issued under the Plan have terms set by the Committee. These shares vest over a four year period from the date of grant and contain certain restrictions relating to, among other things, forfeiture in the event of termination of employment and transferability. At the time of grant the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Total compensation cost recognized in income for stock-based compensation awards totaled $1,209 for the year ended December 31, 2002 (2001—$1,024; 2000—$90).

Eligible non-employee Directors were granted NQSOs to purchase 10,000 common shares on the date of their directorship and 2,000 common shares each year thereafter. The NQSOs have an exercise price equal to the fair value of the Company’s common shares at the date of grant and become exercisable and vest over three years.

The Company has adopted the disclosure—only provisions of FAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), and applies APB Opinion No. 25 (“APB 25”) and related interpretations in accounting for the Stock Incentive Plan. Under APB 25, compensation expense is recognized based on the intrinsic value of the options at the measurement date.

In accordance with FAS 123, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2002	2001	2000
Option valuation assumptions:
Expected option life	7 years	7 years	7 years
Expected dividend yield	0.52%	0.13%	0.00%
Expected volatility	22.00%	20.00%	20.00%
Risk-free interest rate	4.62%	5.11%	5.11%

Had the Company elected to recognize compensation expense based on the fair value of options at the date of grant in accordance with FAS 123, net income (loss) and earnings (loss) per share would have been as follows:

	2002	2001	2000
Net income (loss)—as reported	$(5,754)	$2,531	$8,699
Net income (loss)—pro-forma	$(7,744)	$1,618	$8,612
Basic earnings (loss) per share—as reported	$(0.15)	$0.08	$0.36
Basic earnings (loss) per share—pro-forma	$(0.20)	$0.05	$0.36
Diluted earnings (loss) per share—as reported	$(0.15)	$0.06	$0.35
Diluted earnings (loss) per share—pro-forma	$(0.20)	$0.04	$0.35

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

11.	Stock incentive plan (continued)

A summary of Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value of Options	Range of Exercise Prices
Balance, December 31, 1999	—	—	—

Plan adoption, June 2000	1,200,000
Options granted	(176,479)	(176,479)		$15.06	$5.44	$15.00-$ 16.00
Restricted stock issued	(48,000)

Balance, December 31, 2000	975,521	(176,479)	25,295	$15.06
Increase in shares available	800,000
Options granted	(841,000)	(841,000)		$16.01	$5.75	$14.78-$ 18.00
Restricted stock issued	(205,500)

Balance, December 31, 2001	729,021	(1,017,479)	233,461	$15.84
Increase in shares available	3,000,000
Options granted	(718,500)	(718,500)		$15.51	$5.19	$10.26-$ 15.66
Restricted stock issued	(62,000)

Balance, December 31, 2002	2,948,521	(1,735,979)	591,323	$15.71

12.	Taxation

Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company and Max Re have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016.

The Company and its Bermuda subsidiaries plan to operate in a manner so that they will not generally be subject to tax in other jurisdictions except for withholding taxes on certain kinds of investment income, excise taxes and other taxes attributable to marketing activities in certain jurisdictions.

13.	Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2002 was $290,377 and actual statutory capital and surplus was $618,285. The principle differences between statutory capital and surplus and shareholders’ equity presented in accordance with generally accepted accounting principles are deferred acquisition costs, deferred charges and prepaid reinsurance premiums.

Max Re is also required by its Class 4 licence to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. Max Re has received approval from the Minister of Finance to include all of its alternative investments as relevant assets. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2002, the Company met the minimum liquidity ratio requirement.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

13.	Statutory requirements and dividend restrictions (continued)

The Company’s ability to pay dividends depends on the ability of its subsidiaries to pay dividends. While the Company is not subject to any significant legal prohibitions on the payment of dividends, Max Re is subject to Bermuda regulatory constraints that affect its ability to pay dividends to the Company. Max Re is prohibited from declaring or paying a dividend if such payment would reduce its statutory surplus below the required minimum. Max Re is also subject to certain restrictions under its letter of credit facilities that affect its ability to pay dividends to the Company. The Company paid dividends and capital distributions of $0.08 per share during 2002, compared to $0.02 per share in 2001.

14.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
Basic earnings (loss) per share:
Net income (loss)	$(5,754)	$2,531	$8,699
Weighted average common shares outstanding	39,097,059	32,710,380	24,237,782

Basic earnings (loss) per share	$(0.15)	$0.08	$0.36

Diluted earnings (loss) per share:
Net income (loss)	$(5,754)	$2,531	$8,699
Add back minority interest share of income (loss)	(1,346)	93	2,574

Adjusted net income (loss)	$(7,100)	$2,624	$11,273

Weighted average ordinary shares outstanding—basic	39,097,059	32,710,380	24,237,782
Weighted average non-voting shares outstanding	7,163,716	7,319,332	7,319,332
Conversion of warrants	—	164,027	65,229
Conversion of non-voting warrants	—	372,993	146,765
Conversion of options	—	31,032	5,202

Weighted average ordinary shares outstanding—diluted	46,260,775	40,597,764	31,774,310

Diluted earnings (loss) per share	$(0.15)	$0.06	$0.35

15.	Commitments and contingencies

(a) Concentrations of credit risk

The Company’s portfolio of fixed maturities is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of fixed maturities.

The Company’s portfolio of alternative investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the MDS Manager is responsible for managing and monitoring risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its alternative investments.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2003. Total rent expense for the year ended December 31, 2002 was $475.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

15.	Commitments and contingencies (continued)

In 2001, the Company entered into a ten year lease agreement to lease a building in Bermuda that is currently under construction. The Company anticipates taking occupancy of the building during 2003. In connection with the lease of the building, the Company has contractual commitments of approximately $4,357 for leasehold improvements at December 31, 2002. The rent and maintenance expense for the first five years will be approximately $1,113 annually and the expense for the remaining five years will not be more than approximately $1,252 annually.

(c) Letter of credit facilities

A syndicate of banks has provided Max Re with a letter of credit facility for $375,000. In accordance with the facility agreement and at the request of the Company, the syndicate will issue letters of credit, that may total up to $300,000, and are to be secured by fixed maturity collateral. In addition, the syndicate will issue letters of credit, that may total up to $75,000, and are to be secured by alternative investments. This letter of credit facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated tangible net worth covenant and certain restrictions on the payment of dividends.

At December 31, 2002, letters of credit totaling $284,557 were issued under this $375,000 letter of credit facility with the syndicate of banks. Fixed maturities and cash equivalents with a fair value of $299,502 and common shares of MDS with a fair value of $63,732 at December 31, 2002 were pledged as collateral for these letters of credit.

In January 2002, the Company entered into a $100,000 letter of credit facility with the New York branch of Bayerische Hypo-und Vereinsbank AG (“HVB”), a shareholder of the Company. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers Ltd. and in which the Company has a 7.5% equity interest. This letter of credit facility requires that the Company comply with certain covenants, including minimum consolidated tangible net worth. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party.

At December 31, 2002, letters of credit totaling $58,472 were issued by HVB under this $100,000 letter of credit facility. Fixed maturities and cash equivalents with a fair value of $31,512 and common shares of MDS with a fair value of $69,526 at December 31, 2002 were pledged as collateral for these letters of credit. Fees paid to HVB during the year were $352.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

16.	Segment information

The Company operates in the reinsurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers three products: structured risk transfer, alternative risk transfer and traditional risk transfer. The Company differentiates these products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract, with its structured risk transfer products having the lowest aggregate loss cap and occurrence limits and its traditional risk transfer products having the highest. Within the life and annuity segment, the Company currently offers products focusing on existing blocks of business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as that of the original policies. The Company does not allocate assets by segment.

A summary of operations by segment for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Property & Casualty				Life & Annuity	Other		Consolidated
2002	Structured	Alternative Risk	Traditional	Total
Revenues
Gross premiums written	$308,615	$186,200	$137,919	$632,734	$14,656		$—	$647,390
Reinsurance premiums ceded	(43,593)	(8,888)	—	(52,481)	(2,198)		—	(54,679)

Net premiums written	$265,022	$177,312	$137,919	$580,253	$12,458	$		$592,711

Earned premiums	$283,963	$97,152	$38,910	$420,025	$14,656		$—	$434,681
Earned premiums ceded	(39,261)	(5,185)	—	(44,446)	(2,198)		—	(46,644)

Net premiums earned	244,702	91,967	38,910	375,579	12,458		—	388,037
Net investment income	—	—	—	—	—		64,353	64,353
Net gains on alternative investments	—	—	—	—	—		32,127	32,127
Net realized gains on sale of fixed maturities	—	—	—	—	—		5,390	5,390
Other income	2,763	638	—	3,401	—		2,780	6,181

Total revenues	247,465	92,605	38,910	378,980	12,458		104,650	496,088
Losses and expenses
Losses, benefits and experience refunds	235,849	64,038	28,152	328,039	51,241		—	379,280
Acquisition costs	67,515	21,210	9,218	97,943	(205)		—	97,738
Interest expense	910	—	—	910	1,610		2,313	4,833
General and administrative expenses	3,313	1,945	1,441	6,699	6,050		8,588	21,337

Total losses and expenses	307,587	87,193	38,811	433,591	58,696		10,901	503,188

Net income (loss) before minority interest	$(60,122)	$5,412	$99	$(54,611)	$(46,238)		$93,749	$(7,100)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

16.	Segment information (continued)

	Property & Casualty				Life & Annuity	Other	Consolidated
2001	Structured	Alternative Risk	Traditional	Total
Revenues
Gross premiums written	$496,452	$—	$—	$496,452	$214,099	$—	$710,551
Reinsurance premiums ceded	(83,974)	—	—	(83,974)	(32,443)	—	(116,417)

Net premiums written	$412,478	$—	$—	$412,478	$181,656	$—	$594,134

Earned premiums	$385,892	$—	$—	$385,892	$214,099	$—	$599,991
Earned premiums ceded	(66,601)	—	—	(66,601)	(32,443)	—	(99,044)

Net premiums earned	319,291	—	—	319,291	181,656	—	500,947
Net investment income	—	—	—	—	—	43,870	43,870
Net gains on alternative investments	—	—	—	—	—	29,784	29,784
Net realized gains on sale of fixed maturities	—	—	—	—	—	2,512	2,512
Other income	1,289	—	—	1,289	—	2,568	3,857

Total revenues	320,580	—	—	320,580	181,656	78,734	580,970
Losses and expenses
Losses, benefits and experience refunds	321,972	—	—	321,972	202,393	—	524,365
Acquisition costs	29,254	—	—	29,254	1,606	—	30,860
Interest expense	—	—	—	—	2,079	—	2,079
General and administrative expenses	6,296	—	—	6,296	6,849	7,897	21,042

Total losses and expenses	357,522	—	—	357,522	212,927	7,897	578,346

Net income (loss) before minority interest	$(36,942)	$—	$—	$(36,942)	$(31,271)	$70,837	$2,624

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

16.	Segment information (continued)

	Property & Casualty				Life & Annuity	Other	Consolidated
2000	Structured	Alternative Risk	Traditional	Total
Revenues
Gross premiums written	$126,320	$—	$—	$126,320	$283,353	$—	$409,673
Reinsurance premiums ceded	(7,854)	—	—	(7,854)	—	—	(7,854)

Net premiums written	$118,466	$—	$—	$118,466	$283,353	$—	$401,819

Earned premiums	$125,917	$—	$—	$125,917	$283,353	$—	$409,270
Earned premiums ceded	(7,854)	—	—	(7,854)	—	—	(7,854)

Net premiums earned	118,063	—	—	118,063	283,353	—	401,416

Net investment income	—	—	—	—	—	38,904	38,904
Net gains on alternative investments	—	—	—	—	—	9,599	9,599
Net realized gains on sale of fixed maturities	—	—	—	—	—	1,403	1,403
Other income	—	—	—	—	—	—	—

Total revenues	118,063	—	—	118,063	283,353	49,906	451,322

Losses and expenses
Losses, benefits and experience refunds	109,287	—	—	109,287	298,933	—	408,220
Acquisition costs	15,111	—	—	15,111	289	—	15,400
Interest expense	—	—	—	—	—	—	—
General and administrative expenses	4,405	—	—	4,405	4,759	7,265	16,429

Total losses and expenses	128,803	—	—	128,803	303,981	7,265	440,049

Net income (loss) before minority interest	$(10,740)	$—	$—	$(10,740)	$(20,628)	$42,641	$11,273

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

16.	Segment information (continued)

The Company currently operates in two geographic segments: North America, which represents North American based risks written by North American based reinsureds, and Europe, which principally represents the United Kingdom and Continental Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
North America	$412,373	$514,551	$346,923
Europe	235,017	196,000	62,750
Reinsurance ceded—North America	(27,914)	(106,535)	(7,854)
Reinsurance ceded—Europe	(26,765)	(9,882)	—

	$592,711	$594,134	$401,819

Three customers accounted for 20.7%, 17.2% and 14.2%, respectively, of the Company’s gross premiums written during the year ended December 31, 2002. Five customers accounted for 22.1%, 16.2%, 14.5%, 14.1% and 11.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2001. Three customers accounted for 42.8%, 12.4% and 11.9%, respectively, of the Company’s gross premiums written during the year ended December 31, 2000.

17.	Quarterly financial results (unaudited)

	Quarter Ended
2002	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$343,894	$121,538	$65,664	$116,294

Net premiums earned	$85,473	$65,299	$96,874	$140,391
Net interest income	12,415	13,389	13,772	24,777
Net gain on alternative investments	2,666	2,905	1,095	25,461
Net realized gains on sale of fixed maturities	149	2,439	663	2,139
Other income	1,895	2,144	1,114	1,028

Total revenues	102,598	86,176	113,518	193,796

Losses and expenses
Losses, benefits and experience refunds	69,632	71,717	102,647	135,284
Acquisition costs	24,191	14,818	22,743	35,986
Interest expense	(148)	911	315	3,755
General and administrative expenses	5,875	4,723	4,856	5,883

Total losses and expenses	99,550	92,169	130,561	180,908

Income (loss) before minority interest	$3,048	$(5,993)	$(17,043)	$12,888

Net income (loss)	$2,604	$(5,003)	$(14,338)	$10,983

Basic earnings (loss) per share	$0.07	$(0.13)	$(0.37)	$0.29

Diluted earnings (loss) per share	$0.06	$(0.13)	$(0.37)	$0.28

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(Expressed in thousands of United States Dollars, except per share and share amounts)

17.	Quarterly financial results (unaudited) (continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
2001
Revenues
Gross premiums written	$276,200	$152,508	$42,395	$239,448

Net premiums earned	$55,230	$146,521	$55,539	$243,657
Net interest income	8,773	9,981	13,244	11,872
Net gain on alternative investments	14,791	5,326	(4,734)	14,401
Net realized gains on sale of fixed maturities	767	19	183	1,543
Other income	45	1,397	1,056	1,359

Total revenues	79,606	163,244	65,288	272,832

Losses and expenses
Losses, benefits and experience refunds	60,668	158,915	59,626	245,156
Acquisition costs	7,192	5,257	8,813	9,598
Interest expense	—	—	2,846	(767)
General and administrative expenses	5,074	4,537	5,009	6,422

Total losses and expenses	72,934	168,709	76,294	260,409

Income (loss) before minority interest	$6,672	$(5,465)	$(11,006)	$12,423

Net income (loss)	$5,192	$(4,119)	$(8,691)	$10,149

Basic earnings (loss) per share	$0.19	$(0.15)	$(0.25)	$0.26

Diluted earnings (loss) per share	$0.19	$(0.15)	$(0.26)	$0.26

2000
Revenues
Gross premiums written	$78,784	$191,978	$35,426	$103,485

Net premiums earned	$40,534	$196,108	$51,916	$112,858
Net interest income	3,490	6,035	6,035	23,344
Net gain on alternative investments	1,605	(10,008)	8,577	9,425
Net realized gains on sale of fixed maturities	—	2	325	1,076

Total revenues	45,629	192,137	66,853	146,703

Losses and expenses
Losses, benefits and experience refunds	39,443	195,504	39,637	133,636
Acquisition costs	—	2,441	10,929	2,030
General and administrative expenses	2,865	3,504	3,836	6,224

Total losses and expenses	42,308	201,449	54,402	141,890

Income (loss) before minority interest	$3,321	$(9,312)	$12,451	$4,813

Net income (loss)	$2,205	$(6,491)	$9,170	$3,815

Basic earnings (loss) per share	$0.15	$(0.24)	$0.33	$0.14

Diluted earnings (loss) per share	$0.15	$(0.27)	$0.35	$0.14