Form 10-Q
period 2003-03-31
MAX RE CAPITAL LTD
filed 2003-05-07
CIK 1141719

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number 000-33047

MAX RE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

BERMUDA	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Max Re House

2 Front Street

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

The number of the Registrant’s Common Shares (par value $1.00 per share) outstanding as of April 30, 2003 was 38,131,779.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$109,848	$92,103
Fixed maturities, available for sale at fair value	1,315,126	1,279,564
Alternative investments, at fair value	735,732	653,165
Accrued interest income	13,707	12,304
Premiums receivable	376,029	190,214
Losses recoverable from reinsurers	199,439	212,241
Funds withheld	70,967	55,276
Deferred acquisition costs	149,802	79,447
Deferred charges	11,489	32,086
Prepaid reinsurance premiums	38,881	25,408
Other assets	13,958	11,633

Total assets	$3,034,978	$2,643,441

LIABILITIES
Property and casualty losses and experience refunds	$716,332	$778,069
Life and annuity benefits and experience refunds	395,971	405,008
Reinsurance balances payable	211,553	194,436
Deposit liabilities	253,933	115,513
Unearned property and casualty premiums	569,210	323,672
Accounts payable and accrued expenses	12,894	16,019
Bank loan	150,000	100,000

Total liabilities	2,309,893	1,932,717

Minority interest	118,845	116,565

SHAREHOLDERS’ EQUITY
Preferred shares
par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares
par value $1; 200,000,000 shares authorized; 38,131,779 shares issued and outstanding (2002 – 37,998,779)	38,132	37,999
Additional paid-in capital	528,075	526,582
Loans receivable from common share sales	(11,965)	(12,575)
Unearned stock grant compensation	(5,879)	(2,656)
Accumulated other comprehensive income	48,380	49,108
Retained earnings (deficit)	9,497	(4,299)

Total shareholders’ equity	606,240	594,159

Total liabilities, minority interest and shareholders’ equity	$3,034,978	$2,643,441

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended March 31
	2003	2002
REVENUE
Gross premiums written	$430,545	$343,894
Reinsurance premiums ceded	(31,852)	(35,899)

Net premiums written	$398,693	$307,995

Earned premiums	$158,065	$95,774
Earned premiums ceded	(14,337)	(10,301)

Net premiums earned	143,728	85,473

Net investment income	14,507	12,415
Net gains on alternative investments	21,802	2,666
Net realized gains on sales of fixed maturities	2,490	149
Other income	2,002	1,895

Total revenue	184,529	102,598

LOSSES AND EXPENSES
Losses, benefits and experience refunds	114,463	67,513
Acquisition costs	38,737	24,191
Interest expense	5,981	1,971
General and administrative expenses	8,196	5,875

Total losses and expenses	167,377	99,550

INCOME BEFORE MINORITY INTEREST	17,152	3,048

Minority interest	(2,590)	(444)

NET INCOME	14,562	2,604

Change in net unrealized appreciation of fixed maturities	(728)	(12,474)

COMPREHENSIVE INCOME (LOSS)	$13,834	$(9,870)

Basic earnings per share	$0.38	$0.07

Diluted earnings per share	$0.38	$0.06

Weighted average shares outstanding—basic	38,172,645	39,653,712

Weighted average shares outstanding—diluted	45,293,477	47,283,178

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY  (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2003	2002
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	37,999	39,582
Issuance of shares	335	262
Repurchase of shares	(202)	(20)

Balance, end of period	38,132	39,824

Additional paid-in capital
Balance, beginning of period	526,582	543,438
Issuance of shares	3,633	3,736
Repurchase of shares	(2,140)	(274)

Balance, end of period	528,075	546,900

Loans receivable from common share sales
Balance, beginning of period	(12,575)	(12,575)
Loans repaid	610	—

Balance, end of period	(11,965)	(12,575)

Unearned stock grant compensation
Balance, beginning of period	(2,656)	(2,894)
Stock grants awarded	(3,741)	(971)
Amortization	518	276

Balance, end of period	(5,879)	(3,589)

Accumulated other comprehensive income
Balance, beginning of period	49,108	13,475
Holding gains (losses) on fixed maturities	1,594	(15,372)
Gains included in net income	(2,490)	(149)
Reallocation to minority interest	168	3,047

Balance, end of period	48,380	1,001

Retained earnings
Balance, beginning of period	(4,299)	3,044
Net income	14,562	2,604
Dividends paid	(766)	(793)

Balance, end of period	9,497	4,855

Total shareholders’ equity	$606,240	$576,416

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2003	2002
OPERATING ACTIVITIES
Net income	$14,562	$2,604
Adjustments to reconcile net income to net cash from operating activities:
Minority share of income	2,590	444
Amortization of unearned stock grant compensation	518	276
Amortization of discount on fixed maturities	1,111	(69)
Net gains on alternative investments	(21,802)	(2,666)
Realized gains on sale of fixed maturities	(2,490)	(149)
Accrued interest income	(1,403)	1,448
Premiums receivable	(185,815)	(199,831)
Losses recoverable from reinsurers	(11,298)	(9,388)
Funds withheld	(15,691)	3,467
Deferred acquisition costs	(71,088)	(64,670)
Deferred charges	1,168	2,427
Prepaid reinsurance premiums	(17,517)	(24,414)
Other assets	(2,325)	(1,267)
Property and casualty losses and experience refunds	98,928	(13,891)
Life and annuity benefits and experience refunds	(9,037)	2,050
Reinsurance balances payable	17,117	24,971
Unearned property and casualty premiums	272,501	248,120
Accounts payable and accrued expenses	(3,125)	2,831

Cash from (used in) operating activities	66,904	(27,707)

INVESTING ACTIVITIES
Purchases of fixed maturities	(164,953)	(87,226)
Sales (purchases) of alternative investments, net	(60,713)	148
Sales of fixed maturities	103,323	55,668
Redemptions of fixed maturities	26,500	26,500

Cash used in investing activities	(95,843)	(4,910)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	227	3,027
Repurchases of common shares	(2,343)	(294)
Proceeds from bank loan	50,000	100,000
Dividends paid	(766)	(793)
Distributions to / conversion of minority shareholders	(142)	(3,173)
Deposit liabilities, net	(902)	30,496
Note and loans repaid	610	—

Cash from financing activities	46,684	129,263

Changes in cash and cash equivalents	17,745	96,646

Cash and cash equivalents, beginning of period	92,103	98,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,848	$194,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid totaled $708 and $239 for the three months ended March 31, 2003 and 2002, respectively.

A non cash item that was an amendment to a reinsurance contract resulted in the following changes in the three months ended March 31, 2003: decreased property and casualty losses and experience refunds by $160,665, decreased unearned property and casualty premiums by $26,963, decreased deferred charges by $19,429, decreased losses recoverable from reinsurers by $24,100, decreased prepaid reinsurance premiums by $4,044, decreased deferred acquisition costs by $733 and increased deposit liabilities by $139,322.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Re Europe Limited (“Max Re Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified” and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Re Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002.

Max Re Capital was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Re, a Bermuda long-term and Class 4 insurer. The Company conducts its European activities through Max Re Europe, a Dublin, Ireland based reinsurance company.

2. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

3. BANK LOAN

In March 2002, the Company completed a $100.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Under GAAP, these transactions were viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $100.0 million bank loan.

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $76.2 million at March 31, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers four products: structured risk transfer reinsurance, alternative risk transfer reinsurance, traditional risk transfer reinsurance and insurance. The Company differentiates its property and casualty reinsurance products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract, with its structured risk transfer products having the lowest aggregate loss cap and occurrence limits and its traditional risk transfer products having the highest relative to premium received. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as that of the original policies. The Company also has a corporate segment that includes its investment and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31, 2003 (Expressed in thousands of United States Dollars)
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Reinsurance			Insurance	Total
	Structured	Alternative Risk	Traditional
Gross premiums written	$205,160	$102,307	$114,104	$8,974	$430,545	$—	$—	$430,545
Reinsurance premiums ceded	(31,852)	—	—	—	(31,852)	—	—	(31,852)

Net premiums written	$173,308	$102,307	$114,104	$8,974	$398,693	$—	$—	$398,693

Earned premiums	$77,070	$41,536	$38,221	$1,238	$158,065	$—	$—	$158,065
Earned premiums ceded	(12,115)	(2,222)	—	—	(14,337)	—	—	(14,337)

Net premiums earned	64,955	39,314	38,221	1,238	143,728	—	—	143,728
Net investment income	—	—	—	—	—	—	14,507	14,507
Net gains on sales of alternative investments	—	—	—	—	—	—	21,802	21,802
Net realized gains on sales of fixed maturities	—	—	—	—	—	—	2,490	2,490
Other income	952	—	—	—	952	—	1,050	2,002

Total revenues	65,907	39,314	38,221	1,238	144,680	—	39,849	184,529

Losses, benefits and experience refunds	53,678	28,482	23,522	990	106,672	7,791	—	114,463
Acquisition costs	22,595	7,651	8,202	30	38,478	259	—	38,737
Interest expense	3,880	111	—	—	3,991	1,282	708	5,981
General and administrative expenses	796	397	443	1,498	3,134	1,262	3,800	8,196

Total losses and expenses	80,949	36,641	32,167	2,518	152,275	10,594	4,508	167,377

Net income (loss) before minority interest	$(15,042)	$2,673	$6,054	$(1,280)	$(7,595)	$(10,594)	$35,341	$17,152

	Three Months Ended March 31, 2002 (Expressed in thousands of United States Dollars)
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Reinsurance			Insurance	Total
	Structured	Alternative Risk	Traditional
Gross premiums written	$207,869	$116,325	$5,044	$—	$329,238	$14,656	$—	$343,894
Reinsurance premiums ceded	(33,700)	—	—	—	(33,700)	(2,199)	—	(35,899)

Net premiums written	$173,308	$116,325	$5,044	$—	$295,538	$12,457	$—	$307,995

Earned premiums	$50,877	$29,081	$1,160	$—	$81,118	$14,656	$—	$95,774
Earned premiums ceded	(8,102)	—	—	—	(8,102)	(2,199)	—	(10,301)

Net premiums earned	42,775	29,081	1,160	—	73,016	12,457	—	85,473
Net investment income	—	—	—	—	—	—	12,415	12,415
Net gains on sales of alternative investments	—	—	—	—	—	—	2,666	2,666
Net realized gains on sales of fixed maturities	—	—	—	—	—	—	149	149
Other income	1,270	—	—	—	1,270	—	625	1,895

Total revenues	44,045	29,081	1,160	—	74,286	12,457	15,855	102,598

Losses, benefits and experience refunds	31,705	19,241	1,022	—	51,968	15,545	—	67,513
Acquisition costs	12,255	10,481	687	—	23,423	768	—	24,191
Interest expense	2,440	—	—	—	2,440	(708)	239	1,971
General and administrative expenses	1,055	560	24	—	1,639	1,550	2,686	5,875

Total losses and expenses	47,455	30,282	1,733	—	79,470	17,155	2,925	99,550

Net income (loss) before minority interest	$(3,410)	$(1,201)	$(573)	$—	$(5,184)	$(4,698)	$12,930	$3,048

The Company currently operates in two geographic segments: North America, which represents risks written by North American based reinsureds, and Europe, which represents risks written by United Kingdom and continental Europe based reinsureds.

Financial information relating to gross premiums written by geographic region for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
	(Expressed in thousands of United States Dollars)
North America	$187,143	$190,716
Europe	243,402	153,178
Reinsurance Ceded—North America	(6,812)	(12,922)
Reinsurance Ceded—Europe	(25,040)	(22,977)

	$398,693	$307,995

Three customers accounted for 33.9%, 28.9% and 12.8%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2003. Three customers accounted for 33.8%, 29.4% and 13.2%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2002.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.02 per share on January 31, 2003 payable to shareholders of record on February 17, 2003.

The Company repurchased 202,100 common shares at an average of $11.59 per common share for a total amount of approximately $2.3 million including costs incurred to effect the repurchases, during the three months ended March 31, 2003. As of March 31, 2003, the remaining authorization under the Company’s share repurchase program was approximately $24.8 million.

6. RELATED PARTIES

Grand Central Re

Pursuant to an insurance management agreement, Max Re Managers provides insurance management services to Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”). Fees for such services for each of the three months ended March 31, 2003 and 2002 were approximately $1.1 million and are included in other income in the accompanying consolidated statements of income and comprehensive income.

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective as of January 1, 2002, amending the quota share arrangement with Grand Central Re that was effective as of January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a co-insurance basis.

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	March 31,
	2003	2002
	(Expressed in thousands of United States Dollars)
Prepaid reinsurance premiums	$37,936	$40,194
Losses recoverable from reinsurers	115,395	105,510
Reinsurance balances payable	137,905	117,680
Reinsurance premiums ceded	31,852	33,379
Earned premiums ceded	13,917	9,829
Losses, benefits and experience refunds	12,136	10,114
Interest expense on funds withheld	1,331	(270)

The Company believes that the terms of the insurance management and quota share retrocession agreements with Grand Central Re are comparable to the terms that the Company would expect to negotiate in arms’ length transactions with unrelated parties.

Alternative Investment Managers

For the three months ended March 31, 2003 and 2002, Moore Capital Management, Inc. (“MCM”), which is affiliated with certain shareholders and a director of Max Re Capital, received aggregate management and incentive fees of $868 and $892, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by MCM. In addition, as the investment manager of Max Re Diversified, MCM received $1,024 and $nil in fees for the three months ended March 31, 2003 and 2002, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

At March 31, 2003, letters of credit totaling $311.8 million were issued by a syndicate of banks, one of which is affiliated with a director of Max Re Capital, under the Company’s $375 million letter of credit facility. Fixed maturities and cash equivalents with a fair value of $306.4 million and Max Re Diversified shares with a fair value of $65.6 million at March 31, 2003 were pledged as collateral for these letters of credit.

At March 31, 2003, letters of credit totaling $58.5 million were issued by the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”) under the Company’s $100.0 million letter of credit facility. HVB is a shareholder of the Company and is affiliated with a director of Max Re Capital. Fixed maturities and cash equivalents with a fair value of $32.3 million and Max Re Diversified shares with a fair value of $71.5 million at March 31, 2003 were pledged as collateral for these letters of credit.

8. STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the fair-value method prescribed by FAS No. 123—Accounting for Stock-Based Compensation (“FAS No. 123”), as amended by FAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under the prospective adoption method, compensation expense is recognized over the relevant service period based on the fair value of stock options granted after January 1, 2003.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended March 31,
	2003	2002
	(Expressed in thousands of United States dollars, except per share amounts)
Net income, as reported	$14,562	$2,604
Add: Stock-based employee compensation expense included in reported net income	33	—
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(539)	(491)

Pro forma net income	$14,056	$2,113

Earnings per share, as reported
Basic	$0.38	$0.07
Diluted	0.38	0.06
Earnings per share, pro forma
Basic	$0.37	$0.05
Diluted	0.37	0.05

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 and the financial condition of the Company as of March 31, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company’s current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to the Company or the Company’s management. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by the Company with the Securities and Exchange Commission) include, without limitation, acceptance in the market of the Company’s products, general economic conditions and conditions specific to the reinsurance and insurance markets in which the Company operates, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rate levels, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations may adversely impact the Company’s investment portfolio or impede the Company’s access to, or increase the cost of, financing its operations. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this Form 10-Q reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company’s behalf are expressly qualified in their entirety by this paragraph.

Overview

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity, including disability, markets. In the past year, the property and casualty market has been presenting more opportunities to the Company than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in continued improvement in premium rates. Further, a weak global economy and corrections in the global capital markets over the last several years have resulted in a widening pricing gap between buyers and sellers for the type of life and annuity reinsurance products that the Company offers. The Company anticipates continuing greater demand for its property and casualty products than for its life and annuity products for the foreseeable future.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, the Company models its underwriting and investment activities on an integrated basis. The Company’s integrated risk management, as well as features of its products, provides flexibility in making decisions regarding investments. The Company’s investments are currently comprised of a high grade fixed maturities portfolio, an alternative investment portfolio that currently employs ten strategies invested in approximately 40 underlying trading entities designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes and two strategic reinsurance private equity investments. Based on fair value at March 31, 2003, the allocation of invested assets was approximately 66% in cash and fixed maturities and 34% in alternative investments.

The Company’s principal operating subsidiary is Max Re. At March 31, 2003, Max Re had $716.1 million of shareholders’ equity. The Company conducts its European activities through Max Re Europe. The Company also provides reinsurance underwriting and administrative services on a fee basis through Max Re Managers. The Company holds all of its alternative investments in Max Re Diversified other than reinsurance private equity investments that are held by Max Re.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. The Company has performed a current assessment of its critical accounting policies in connection with preparing its consolidated financial statements as of and for the three months ended March 31, 2003. The Company believes that the critical accounting policies set forth in its Form 10-K, filed on March 20, 2003, continue to describe the more significant judgments and estimates used in the preparation of its consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on the Company’s results of operations and financial condition.

Results of Operations—Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Gross premiums written. Gross premiums written for the three months ended March 31, 2003 increased 25.2% to $430.5 million compared to $343.9 million for the three months ended March 31, 2002. Gross premiums written for property and casualty were $430.5 million for the three months ended March 31, 2003 compared to $329.2 million for the three months ended March 31, 2002. The increase in gross premiums written for property and casualty is principally attributable to the Company’s traditional reinsurance products. In addition, premiums written for insurance products that the Company began offering in the first quarter of 2003 accounted for $9.0 million of the increase. There were no gross premiums written for life and annuity for the three months ended March 31, 2003 compared to $14.7 million for the three months ended March 31, 2002. The Company believes that the lack of life and annuity underwriting production during the quarter is attributable to the low interest rate environment and weak global economy.

The demand for the type of life and annuity reinsurance products that the Company offers is typically weak during periods when interest rates are low.

Reinsurance premiums ceded. Reinsurance premiums ceded for the three months ended March 31, 2003 were $31.9 million compared to $35.9 million for the three months ended March 31, 2002. Reinsurance premiums ceded during the three months ended March 31, 2003 were principally related to the Company’s quota-share retrocessional agreement with Grand Central Re. As the Company purchases reinsurance coverage on its traditional reinsurance and insurance, the Company expects reinsurance premiums ceded to increase.

Net premiums written. Net premiums written for the three months ended March 31, 2003 were $398.7 million compared to $308.0 million for the three months ended March 31, 2002. Net premiums written for property and casualty products for the three months ended March 31, 2003 were $398.7 million compared to $295.5 million for the three months ended March 31, 2002. There were no net premiums written for life and annuity products for the three months ended March 31, 2003 compared to $12.5 million for the three months ended March 31, 2002.

Net premiums earned. Net premiums earned for the three months ended March 31, 2003 were $143.7 million compared to $85.5 million for the three months ended March 31, 2002. Property and casualty net premiums earned were $143.7 million, after the deduction of $14.3 million of earned premiums ceded, for the three months ended March 31, 2003 compared to $73.0 million, after the deduction of $8.1 million of earned premiums ceded, for the three months ended March 31, 2002. There were no life and annuity net premiums earned for the three months ended March 31, 2003 compared to $12.5 million, after the deduction of $2.2 million of earned premiums ceded, for the three months ended March 31, 2002.

Net investment income. Net investment income was $14.5 million for the three months ended March 31, 2003 compared to $12.4 million for the three months ended March 31, 2002. The increase was principally attributable to the increase in the fixed maturities portfolio resulting from cash received in collection of premiums written since March 31, 2002. The average investment yield on the fixed maturities portfolio for the three months ended March 31, 2003 was 4.47% compared to an average yield of 5.38% for the three months ended March 31, 2002.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $21.8 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002. The increase was attributable to both a 3.10% return on the alternative investment portfolio for the first quarter of 2003 compared to a 0.41% return for the first quarter of 2002 and an increase in the size of the alternative investment portfolio resulting from approximately $60.7 million of additional investments in the alternative investment portfolio during the first quarter of 2003. Every alternative investment strategy employed by the Company was profitable during the first quarter of 2003 except for the opportunistic investing strategy, which did not report any change in net asset value. Alternative investment strategies principally contributing to the gains in the current period were the convertible arbitrage, distressed securities, emerging markets, event driven arbitrage and insurance underwriting strategies.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $114.5 million for the three months ended March 31, 2003 compared to $67.5 million for the three months ended March 31, 2002. Property and casualty losses were $106.7 million for the three months ended March 31, 2003 compared to $52.0 million for the three months ended March 31, 2002.

The increase in property and casualty losses resulted from additional contracts in force in the current year. Life and annuity benefits were $7.8 million for the three months ended March 31, 2003, which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $15.4 million for the three months ended March 31, 2002. The decrease was principally attributable to no premiums written and earned during the first quarter of 2003 compared to $14.7 million of premiums written and earned during the same period in 2002. Loss experience on contracts in force developed as expected with no significant adjustments to reserves during the three months ended March 31, 2003.

Acquisition costs. Acquisition costs were $38.7 million for the three months ended March 31, 2003 compared to $24.2 million for the three months ended March 31, 2002. The increase in acquisition costs was a result of the Company’s increase in property and casualty reinsurance volume and the structuring of the Company’s contracts to provide greater ceding commissions to its clients. Acquisition costs are customarily associated with the type of premiums written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

Interest expense. Interest expense was $6.0 million for the three months ended March 31, 2003 compared to $2.0 million for the three months ended March 31, 2002. The increase resulted principally from additional interest costs on funds withheld from reinsurers arising from additional funds held by the Company, interest expense on deposit liabilities and three months of interest expense for the three months ended March 31, 2003 on the swap transaction accounted for as a bank loan compared to only one month of interest expense for the same period in 2002.

General and administrative expenses. General and administrative expenses were $8.2 million for the three months ended March 31, 2003 compared to $5.9 million for the three months ended March 31, 2002. The increase resulted principally from expenses associated with establishing the Company’s insurance operations. The Company’s general and administrative expense ratio from net premiums earned was 5.7% for the first quarter of 2003 compared to 6.9% for the same period in 2002, a decrease principally due to additional net premiums earned in the first quarter of 2003 compared to the same period in 2002.

Net income. Net income for the three months ended March 31, 2003 was $14.6 million compared to net income of $2.6 million for the three months ended March 31, 2002. The results for the three months ended March 31, 2003 are principally attributable to increasing profits from the Company’s traditional and alternative risk transfer property and casualty reinsurance products and improved return on the Company’s alternative investment portfolio compared to the same period in 2002.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash, fixed maturities and alternative investments were $2,160.7 million at March 31, 2003 compared to $2,024.8 million at December 31, 2002. The increase in cash and invested assets resulted principally from cash flows from operations of $66.9 million and a $50.0 million increase in the swap transaction accounted for as a bank loan.

Property and casualty losses and experience refunds. Gross property and casualty losses and experience refunds totaled $716.3 million at March 31, 2003 compared to $778.1 million at December 31, 2002. The decrease is principally due to an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year.

The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the reserve for property and casualty losses and experience refunds by $160.7 million and increasing the reserve for deposit liabilities by a corresponding amount. Offsetting the decrease were losses and experience refunds related to increased premiums earned during the three months ended March 31, 2003.

Life and annuity benefits and experience refunds. Gross life and annuity benefits and experience refunds totaled $396.0 million at March 31, 2003 compared to $405.0 million at December 31, 2002. The decrease in the three months ended March 31, 2003 was principally attributable to benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $199.4 million at March 31, 2003 compared to $212.2 million at December 31, 2002, principally reflecting losses ceded under the Company’s retrocessional agreements. At March 31, 2003, two retrocessionaires account for 57.9% and 39.4% of the Company’s losses recoverable from reinsurers. Both retrocessionaires have a financial strength rating of “A” by A.M. Best Company.

Bank loan. In March 2002, Max Re completed a $100.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Under GAAP, these transactions were viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $100.0 million bank loan.

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $76.2 million at March 31, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase. The swap transaction enables the Company to transform a portion of its Max Re Diversified assets into fixed maturities investments that can be held in trusts for the benefit of certain ceding reinsurance companies that require fixed maturity trust assets to meet regulatory requirements.

Shareholders’ equity and minority interest. The Company’s shareholders’ equity and minority interest increased to $725.1 million at March 31, 2003 from $710.7 million at December 31, 2002 principally reflecting income before minority interest of $17.2 million for the three months ended March 31, 2003, partially offset by a dividend paid and a minority interest distribution in the amount of $0.9 million.

Liquidity and capital resources. As a holding company, Max Re Capital’s principal assets are its investments in the voting common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries.

The Company’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At March 31, 2003, Max Re, which is required to have $199.6 million in statutory capital and surplus in order to pay dividends, had $560.0 million in statutory capital and surplus.

Capital resources. The Company’s capital structure currently consists of equity and minority interest. At March 31, 2003, total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $725.1 million as compared with $710.7 million at December 31, 2002. The Company has flexibility with respect to capitalization as the result of its access to the debt and equity markets. The Company regularly reviews its capital adequacy and believes its current level of capital is sufficient to support the Company’s reinsurance and insurance operations. The Company will consider issuing debt, raising additional equity or entering into retrocessional reinsurance contracts if it concludes that additional capital resources are necessary to continue growing its business.

In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements.

The Company has two letter of credit facilities as of March 31, 2003. The Company’s primary letter of credit facility is a $375.0 million facility with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In accordance with the facility agreement and at the request of the Company, the syndicate will issue letters of credit that may total up to $300.0 million secured by fixed maturities collateral. In addition, the syndicate will issue letters of credit that may total up to $75.0 million secured by alternative investments. This letter of credit facility requires that the Company and/or certain of its subsidiaries maintain certain covenants, including a minimum consolidated tangible net worth and certain restrictions on the payment of dividends. At March 31, 2003 and December 31, 2002 letters of credit totaling $311.8 million and $284.6 million, respectively, were issued and outstanding under this facility.

The Company also has a $100.0 million letter of credit facility with HVB, a shareholder of the Company and an affiliate of a director of Max Re Capital. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has a 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At each of March 31, 2003 and December 31, 2002, letters of credit totaling $58.5 million were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. The Company was in compliance with all the covenants of its letter of credit facilities at March 31, 2003.

On January 31, 2003, Max Re Capital’s Board of Directors declared a quarterly shareholder dividend of $0.02 per share payable to shareholders of record on February 17, 2003. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On May 1, 2003, the Board of Directors declared a dividend of $0.02 per share to be paid on May 26, 2003 to shareholders of record on May 12, 2003.

The Company’s insurer financial strength ratings were unchanged during the three months ended March 31, 2003. The Company’s ratings are “A- (Excellent)” by A.M. Best Company, Inc. and “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of the Company’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company engages in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events, and the Company has diversified its portfolio to manage volatility. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company’s investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes, which could be material. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed maturities investment portfolio, the Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash outflow characteristics of the Company’s property and casualty and life and annuity liabilities.

As of March 31, 2003, the Company did not hold any high-yield investments in its fixed maturities investment portfolio. Currently, the Company’s policy is not to hold securities rated lower than BBB-/BAA- in its fixed maturities investment portfolio. At March 31, 2003, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.81%, or approximately $52.8 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.18%, or approximately $58.0 million.

With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2003, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.43%, or approximately $3.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.43%, or approximately $3.3 million.

ITEM 4. Controls and Procedures

Disclosure Controls and Internal Controls. The Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, the “Exchange Act”) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting (“Internal Controls”) are procedures that are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to provide for the preparation of the Company’s financial statements in conformity with GAAP.

Limitations on the effectiveness of controls. Although the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believes that the Company’s Disclosure Controls and Internal Controls currently provide reasonable assurance that the Company’s desired control objectives have been met, management does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

At March 31, 2003, the Company was not a party to any material litigation or arbitration The Company anticipates that it will be subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

99.1

Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 20, 2003).

99.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Max Re Capital Ltd. Code of Business Conduct and Ethics.

(b) Reports on Form 8-K

On January 30, 2003, Max Re Capital filed a Current Report on Form 8-K reporting its announcement of a new business unit to offer excess general liability insurance products.

On February 5, 2003, Max Re Capital filed a Current Report on Form 8-K reporting its earnings for its fourth quarter ended December 31, 2002, the declaration on January 31, 2003 of a dividend payable to shareholders of record on February 17, 2003 and its announcement of the resignation of a director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Name: Robert J. Cooney
Title: President and Chief Executive Officer

Date: May 7, 2003

/s/ KEITH S. HYNES
Name: Keith S. Hynes
Title: Executive Vice President and Chief Financial Officer

Date: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ KEITH S. HYNES
Name: Keith S. Hynes