Form 10-Q
period 2003-06-30
MAX RE CAPITAL LTD
filed 2003-08-04
CIK 1141719

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of July 15, 2003 was 38,087,279.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$106,851	$92,103
Fixed maturities, available for sale at fair value	1,389,463	1,279,564
Alternative investments, at fair value	818,030	653,165
Accrued interest income	12,748	12,304
Premiums receivable	388,779	190,214
Losses recoverable from reinsurers	215,719	212,241
Funds withheld	64,170	55,276
Deferred acquisition costs	129,175	79,447
Deferred charges	10,312	32,086
Prepaid reinsurance premiums	59,529	25,408
Other assets	17,998	11,633

Total assets	$3,212,774	$2,643,441

LIABILITIES
Property and casualty losses and experience refunds	$807,281	$778,069
Life and annuity benefits and experience refunds	391,691	405,008
Reinsurance balances payable	253,197	194,436
Deposit liabilities	237,967	115,513
Unearned property and casualty premiums	573,601	323,672
Accounts payable and accrued expenses	22,417	16,019
Bank loan	150,000	100,000

Total liabilities	2,436,154	1,932,717

Minority interest	126,861	116,565

SHAREHOLDERS’ EQUITY
Preferred shares
par value $1; 20,000,000 shares authorized no shares issued or outstanding	—	—
Common shares
par value $1; 200,000,000 shares authorized 38,087,279 shares issued and outstanding (2002 – 37,998,779)	38,087	37,999
Additional paid-in capital	527,567	526,582
Loans receivable from common share sales	(11,965)	(12,575)
Unearned stock grant compensation	(5,254)	(2,656)
Accumulated other comprehensive income	61,740	49,108
Retained earnings (deficit)	39,584	(4,299)

Total shareholders’ equity	649,759	594,159

Total liabilities, minority interest and shareholders’ equity	$3,212,774	$2,643,441

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
REVENUES
Gross premiums written	$165,767	$121,538	$596,313	$465,432
Reinsurance premiums ceded	(39,186)	(14,879)	(71,039)	(50,778)

Net premiums written	$126,581	$106,659	$525,274	$414,654

Earned premiums	$161,377	$76,186	$319,441	$171,960
Earned premiums ceded	(18,072)	(10,887)	(32,408)	(21,188)

Net premiums earned	143,305	65,299	287,033	150,772

Net investment income	15,061	13,389	29,568	25,804
Net gains on alternative investments	45,212	2,905	67,014	5,570
Net realized gains on sales of fixed maturities	509	2,439	2,999	2,588
Other income	2,212	2,144	4,215	4,040

Total revenues	206,299	86,176	390,829	188,774

LOSSES AND EXPENSES
Losses, benefits and experience refunds	114,371	66,875	228,834	134,388
Acquisition costs	35,690	14,818	74,427	39,010
Interest expense	8,953	5,753	14,934	7,724
General and administrative expenses	10,785	4,723	18,981	10,598

Total losses and expenses	169,799	92,169	337,176	191,720

INCOME (LOSS) BEFORE MINORITY INTEREST	36,500	(5,993)	53,653	(2,946)

Minority interest	(5,651)	990	(8,241)	545

NET INCOME (LOSS)	30,849	(5,003)	45,412	(2,401)

Change in net unrealized appreciation of fixed maturities	13,360	14,010	12,632	1,536

COMPREHENSIVE INCOME (LOSS)	$44,209	$9,007	$58,044	$(865)

Basic earnings (loss) per share	$0.81	$(0.13)	$1.19	$(0.06)

Diluted earnings (loss) per share	$0.81	$(0.13)	$1.19	$(0.06)

Weighted average shares outstanding—basic	38,129,213	39,799,258	38,118,783	39,661,853

Weighted average shares outstanding—diluted	45,302,798	46,955,512	45,252,263	46,917,333

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2003	2002
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	37,999	39,582
Issuance of shares	363	262
Repurchase of shares	(275)	(246)

Balance, end of period	38,087	39,598

Additional paid-in capital
Balance, beginning of period	526,582	543,438
Issuance of shares Stock option expense	4,004 127	3,736 —
Repurchase of shares	(3,146)	(3,270)

Balance, end of period	527,567	543,904

Loans receivable from common share sales
Balance, beginning of period	(12,575)	(12,575)
Loans repaid	610	—

Balance, end of period	(11,965)	(12,575)

Unearned stock grant compensation
Balance, beginning of period	(2,656)	(2,894)
Stock grants awarded	(3,740)	(971)
Amortization	1,142	587

Balance, end of period	(5,254)	(3,278)

Accumulated other comprehensive income
Balance, beginning of period	49,108	13,475
Holding gains on fixed maturities arising in the period	17,971	3,541
Net realized gains included in net income	(2,999)	(2,588)
Allocation to minority interest	(2,340)	583

Balance, end of period	61,740	15,011

Retained earnings (deficit)
Balance, beginning of period	(4,299)	3,044
Net income (loss)	45,412	(2,401)
Dividends paid	(1,529)	(1,589)

Balance, end of period	39,584	(946)

Total shareholders’ equity	$649,759	$581,714

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$45,412	$(2,401)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority share of income (loss)	8,241	(545)
Amortization of unearned stock based compensation	1,269	587
Amortization of discount on fixed maturities	2,490	165
Net gains on alternative investments	(67,014)	(5,570)
Net realized gains on sale of fixed maturities	(2,999)	(2,588)
Accrued interest income	(444)	749
Premiums receivable	(198,565)	(160,465)
Losses recoverable from reinsurers	(27,578)	(17,874)
Funds withheld	(8,894)	4,535
Deferred acquisition costs	(50,461)	(56,236)
Deferred charges	2,345	4,901
Prepaid reinsurance premiums	(38,165)	(29,591)
Other assets	(6,365)	(1,346)
Property and casualty losses and experience refunds	189,877	44,059
Life and annuity benefits and experience refunds	(13,317)	(11,186)
Reinsurance balances payable	58,761	33,459
Unearned property and casualty premiums	276,892	293,472
Accounts payable and accrued expenses	6,398	4,784

Cash from operating activities	177,883	98,909

INVESTING ACTIVITIES
Purchases of fixed maturities	(268,630)	(306,709)
Sales (purchases) of alternative investments, net	(98,018)	(8,023)
Sales of fixed maturities	147,879	192,704
Redemptions of fixed maturities	26,500	53,630

Cash used in investing activities	(192,269)	(68,398)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	627	3,027
Repurchase of common shares	(3,421)	(3,517)
Proceeds from bank loan	50,000	100,000
Dividends and distributions	(1,529)	(1,589)
Distributions to / conversion of minority shareholders	(285)	(3,315)
Deposit liabilities, net	(16,868)	37,100
Notes and loans repaid	610	—

Cash from financing activities	29,134	131,706

Net increase in cash and cash equivalents	14,748	162,217
Cash and cash equivalents, beginning of period	92,103	98,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,851	$260,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $1,560 and $939 for the six months ended June 30, 2003 and 2002, respectively.

A non cash item that was an amendment to a reinsurance contract resulted in the following changes in the six months ended June 30, 2003: decreased property and casualty losses and experience refunds by $160,665, decreased unearned property and casualty premiums by $26,963, decreased deferred charges by $19,429, decreased losses recoverable from reinsurers by $24,100, decreased prepaid reinsurance premiums by $4,044, decreased deferred acquisition costs by $733 and increased deposit liabilities by $139,322.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (“Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified”, and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002.

Max Re Capital was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Re, a Bermuda long-term and Class 4 insurer. The Company conducts its European activities through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited, companies based in Dublin, Ireland.

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $80.6 million at June 30, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers four products: structured risk transfer reinsurance, alternative risk transfer reinsurance and insurance, traditional risk transfer reinsurance and insurance. The Company differentiates its property and casualty products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract, with its structured risk transfer products having the lowest aggregate loss cap and occurrence limits and its traditional risk transfer products having the highest relative to premium received. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as that of the original policies. The Company also has a corporate segment that includes its investment and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30, 2003 (Expressed in thousands of United States Dollars)
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured Reinsurance	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Gross premiums written	$206,112	$176,095	$162,307	$51,799	$596,313	$—	$—	$596,313
Reinsurance premiums ceded	(36,689)	(12,638)	(9,000)	(12,712)	(71,039)	—	—	(71,039)

Net premiums written	$169,423	$163,457	$153,307	$39,087	$525,274	$—	$—	$525,274

Earned premiums	$137,463	$85,286	$87,936	$8,756	$319,441	$—	$—	$319,441
Earned premiums ceded	(23,015)	(1,997)	(4,453)	(2,943)	(32,408)	—	—	(32,408)

Net premiums earned	114,448	83,289	83,483	5,813	287,033	—	—	287,033
Net investment income	—	—	—	—	—	—	29,568	29,568
Net gains on sales of alternative investments	—	—	—	—	—	—	67,014	67,014
Net realized gains on sales of fixed maturities	—	—	—	—	—	—	2,999	2,999
Other income	2,084	—	—	—	2,084	—	2,131	4,215

Total revenues	116,532	83,289	83,483	5,813	289,117	—	101,712	390,829

Losses, benefits and experience refunds	93,635	53,100	59,755	4,434	210,924	17,910	—	228,834
Acquisition costs	38,524	18,119	17,003	290	73,936	491	—	74,427
Interest expense	10,637	—	291	—	10,928	2,446	1,560	14,934
General and administrative expenses	1,592	1,360	1,253	3,157	7,362	2,765	8,854	18,981

Total losses and expenses	144,388	72,579	78,302	7,881	303,150	23,612	10,414	337,176

Net income (loss) before minority interest	$(27,856)	$10,710	$5,181	$(2,068)	$(14,033)	$(23,612)	$91,298	$53,653

	Six Months Ended June 30, 2002 (Expressed in thousands of United States Dollars)
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured Reinsurance	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Gross premiums written	$253,657	$21,544	$175,575	$—	$450,776	$14,656	$—	$465,432
Reinsurance premiums ceded	(39,691)	—	(8,888)	—	(48,579)	(2,199)	—	(50,778)

Net premiums written	$213,966	$21,544	$166,686	$—	$402,197	$12,457	$—	$414,654

Earned premiums	$116,839	$6,446	$34,019	$—	$157,304	$14,656	$—	$171,960
Earned premiums ceded	(18,248)	—	(741)	—	(18,989)	(2,199)	—	(21,188)

Net premiums earned	98,591	6,446	33,278	—	138,315	12,457	—	150,772
Net investment income	—	—	—	—	—	—	25,804	25,804
Net gains on sales of alternative investments	—	—	—	—	—	—	5,570	5,570
Net realized gains on sales of fixed maturities	—	—	—	—	—	—	2,588	2,588
Other income	2,087	—	638	—	2,725	—	1,315	4,040

Total revenues	100,678	6,446	33,916	—	141,040	12,457	35,277	188,774

Losses, benefits and experience refunds	82,938	4,859	22,933	—	110,730	23,658	—	134,388
Acquisition costs	25,510	2,009	10,398	—	37,917	1,093	—	39,010
Interest expense	6,348	—	—	—	6,348	437	939	7,724
General and administrative expenses	2,227	167	1,362	—	3,757	3,387	3,454	10,598

Total losses and expenses	117,023	7,035	34,693	—	158,752	28,575	4,393	191,720

Net income (loss) before minority interest	$(16,345)	$(589)	$(778)	$—	$(17,712)	$(16,118)	$30,884	$(2,946)

The Company currently operates in two geographic segments: North America, which represents risks written for North American based customers, and Europe, which represents risks written for United Kingdom and continental Europe based customers.

Financial information relating to gross premiums written by geographic region for the six months ended June 30, 2003 and 2002 were as follows:

	Six Months Ended June 30,
	2003	2002
	(Expressed in thousands of United States Dollars)
North America	$321,184	$301,163
Europe	275,129	164,269
Reinsurance Ceded—North America	(25,733)	(25,282)
Reinsurance Ceded—Europe	(45,306)	(25,496)

	$525,274	$414,654

Three customers accounted for 24.5%, 23.2% and 19.3%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2003. Three customers accounted for 28.5%, 21.7% and 12.7%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2002.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared quarterly dividends of $0.02 per share on each of January 31, 2003 and May 1, 2003, payable to shareholders of record on February 17, 2003 and May 12, 2003, respectively.

The Company repurchased 274,600 common shares at an average price of $12.46 per common share for a total amount of approximately $3.4 million, including costs incurred to effect the repurchases, during the six months ended June 30, 2003. As of June 30, 2003, the remaining authorization under the Company’s share repurchase program was approximately $23.7 million.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for common shares and warrants to acquire common shares. The effect of this exchange results in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

6. RELATED PARTIES

Grand Central Re Limited

Pursuant to an insurance management agreement, Max Re Managers provides insurance management services to Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”). Fees for such services for each of the six months ended June 30, 2003 and 2002 were approximately $2.1 million and $1.3 million, respectively, and are included in other income in the accompanying consolidated statements of income and comprehensive income.

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective as of January 1, 2002, amending the quota share arrangement with Grand Central Re that was effective as of January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a co-insurance basis. Max Re also entered into an aggregate stop loss contract with Grand Central Re, effective as of January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts.

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	June 30,
	2003	2002
	(Expressed in thousands of United States Dollars)
Prepaid reinsurance premiums	$39,120	$44,657
Losses recoverable from reinsurers	128,736	112,437
Reinsurance balances payable	149,416	126,035
Reinsurance premiums ceded	45,619	48,258
Earned premiums ceded	26,501	20,245
Losses, benefits and experience refunds	28,752	17,819
Interest expense on funds withheld	3,601	2,408

The Company believes that the terms of the insurance management, quota share retrocessional and aggregate stop loss agreements with Grand Central Re are comparable to the terms that the Company would expect to negotiate in arms’ length transactions with unrelated parties.

Alternative Investment Managers

For the six months ended June 30, 2003 and 2002, Moore Capital Management, LLC (“MCM”), which is affiliated with certain shareholders and a director of Max Re Capital, received aggregate management and incentive fees of $2,375 and $2,028, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by MCM. In addition, as the trading manager of Max Re Diversified, MCM received $2,182 and $nil in fees for the six months ended June 30, 2003 and 2002, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

In June 2003, the Company amended the terms of its letter of credit facility with a syndicate of banks, one of which is affiliated with a director of Max Re Capital, principally to lower the cost of the facility and reduced the capacity of the facility from $375.0 million to $305.8 million, with a further reduction to $270.0 million upon the satisfaction of certain conditions. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At June 30, 2003, letters of credit totaling $305.8 million were issued under this letter of credit facility.

Fixed maturities and cash equivalents with a fair value of $338.9 million and Max Re Diversified shares with a fair value of $69.5 million at June 30, 2003 were pledged as collateral for these letters of credit.

At June 30, 2003, letters of credit totaling $64.5 million were issued by the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”) under the Company’s $100.0 million letter of credit facility. HVB is a shareholder of the Company and is affiliated with a director of Max Re Capital. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. Fixed maturities and cash equivalents with a fair value of $35.2 million and Max Re Diversified shares with a fair value of $75.8 million at June 30, 2003 were pledged as collateral for these letters of credit.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended June 30,
	2003	2002	2003	2002
	(Expressed in thousands of United States dollars, except per share amounts)
Net income (loss), as reported	$30,849	$(5,003)	$45,412	$(2,401)
Add: Stock-based employee compensation expense included in reported net income	94	—	127	—
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(574)	(541)	(1,113)	(992)

Pro forma net income	$30,369	$(5,544)	$(44,426)	$(3,393)

Earnings per share, as reported
Basic	$0.81	$(0.13)	$1.19	$(0.06)
Diluted	0.81	(0.13)	1.19	(0.06)
Earnings per share, pro forma
Basic	$0.80	$(0.14)	$1.17	$(0.09)
Diluted	0.79	(0.14)	1.16	(0.09)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002 and the financial condition of the Company as of June 30, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company’s current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to the Company or the Company’s management. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by the Company with the Securities and Exchange Commission) include, without limitation, acceptance in the market of the Company’s products, general economic conditions and conditions specific to the reinsurance and insurance markets in which the Company operates, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rate levels, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations may adversely impact the Company’s investments or impede the Company’s access to, or increase the cost of, financing its operations. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this Form 10-Q reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company’s behalf are expressly qualified in their entirety by this paragraph.

Overview

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity, including disability, markets. In the past eighteen months, the property and casualty market has presented more opportunities to the Company than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates. Further, a weak global economy and corrections in the global capital markets over the last several years have resulted in a widening pricing gap between buyers and sellers for the type of life and annuity reinsurance products that the Company offers. The Company anticipates continuing greater demand for its property and casualty products than for its life and annuity products for the foreseeable future.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, the Company models its underwriting and investing activities on an integrated basis. The Company’s integrated risk management, as well as features of its products, provides flexibility in making decisions regarding investments. The Company’s investments are currently comprised of a high grade fixed maturities portfolio, an alternative investment portfolio that currently employs ten strategies invested in approximately 40 underlying trading entities designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes and two strategic reinsurance private equity investments. Based on fair value at June 30, 2003, the allocation of invested assets was approximately 65% in cash and fixed maturities and 35% in alternative investments.

The Company’s principal operating subsidiary is Max Re. At June 30, 2003, Max Re had $767.0 million of shareholders’ equity. The Company conducts its European activities through Max Europe Holdings Limited which has two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. The Company also provides reinsurance underwriting and administrative services on a fee basis through Max Re Managers. The Company holds all of its alternative investments in Max Re Diversified other than reinsurance private equity investments that are held by Max Re.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. The Company has performed a current assessment of its critical accounting policies in connection with preparing its consolidated financial statements as of and for the six months ended June 30, 2003. The Company believes that the critical accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 20, 2003, continue to describe the more significant judgments and estimates used in the preparation of its consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on the Company’s results of operations and financial condition.

Results of Operations—Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Gross premiums written. Gross premiums written for the three months ended June 30, 2003 increased 36% to $165.8 million compared to $121.5 million for the three months ended June 30, 2002. Gross premiums written for each of the three month periods came entirely from property and casualty underwriting. The increase in gross premiums written for property and casualty is principally attributable to the Company’s traditional insurance operations which commenced in the first quarter of 2003 and accounted for $42.8 million of the gross premiums written for the three months ended June 30, 2003.

Reinsurance premiums ceded. Reinsurance premiums ceded for the three months ended June 30, 2003 were $39.2 million compared to $14.8 million for the three months ended June 30, 2002. Reinsurance premiums ceded during the three months ended June 30, 2003 were principally related to the Company’s quota-share retrocessional and aggregate stop loss agreements with Grand Central Re. In addition, the Company has purchased specific reinsurance consistent with its risk management objectives on certain lines of business in the current period.

Net premiums written. Net premiums written for the three months ended June 30, 2003 were $126.6 million compared to $106.7 million for the three months ended June 30, 2002 and were entirely related to property and casualty products.

Net premiums earned. Net premiums earned, all pertaining to property and casualty business, for the three months ended June 30, 2003 were $143.3 million, after the deduction of $18.1 million of earned premiums ceded, compared to $65.3 million, after the deduction of $10.9 million of earned premiums ceded, for the three months ended June 30, 2002.

Net investment income. Net investment income was $15.1 million for the three months ended June 30, 2003 compared to $13.4 million for the three months ended June 30, 2002. The increase was principally attributable to the increase in fixed maturities investments resulting from cash received from the collection of premiums written since June 30, 2002. The average annualized investment yield on fixed maturities investments for the three months ended June 30, 2003 was 4.12% compared to an average yield of 4.70% for the three months ended June 30, 2002.

Net gains on alternative investments. Net gains on the alternative investments were $45.2 million for the three months ended June 30, 2003 compared to $2.9 million for the three months ended June 30, 2002. The increase was attributable to both a 5.84% rate of return on the alternative investments for the second quarter of 2003 compared to a 0.44% rate of return for the second quarter of 2002 and an increase in the amount of the alternative investments resulting from cash flows generated from operating activities during the first two quarters of 2003. Every alternative investment strategy employed by the Company was profitable during the second quarter of 2003, except for the opportunistic investment strategy. Alternative investment strategies principally contributing to the gains in the current period were global macro, distressed securities, emerging markets and commodity trading advisers.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $114.4 million for the three months ended June 30, 2003 compared to $66.9 million for the three months ended June 30, 2002. Property and casualty losses were $104.3 million for the three months ended June 30, 2003 compared to $58.8 million for the three months ended June 30, 2002. The increase in property and casualty losses resulted from additional contracts in force in the current year. Life and annuity benefits and experience refunds were $10.1 million for the three months ended June 30, 2003, which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $8.1 million for the three months ended June 30, 2002. The increase in life and annuity benefits is principally attributable to an additional charge of $3.5 million in the current quarter to adjust the carried reserve on one life and annuity contract written in a prior year.

Acquisition costs. Acquisition costs were $35.7 million for the three months ended June 30, 2003 compared to $14.8 million for the three months ended June 30, 2002. The increase in acquisition costs was principally a result of the Company’s increase in property and casualty volume. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

Interest expense. Interest expense was $9.0 million for the three months ended June 30, 2003 compared to $5.8 million for the three months ended June 30, 2002. The increase resulted principally from interest costs on additional funds withheld from reinsurers of the Company, interest expense on increased deposit liabilities and a higher principal balance on the swap transaction accounted for as a bank loan for the three months ended June 30, 2003 compared to the same period in 2002.

General and administrative expenses. General and administrative expenses were $10.8 million for the three months ended June 30, 2003 compared to $4.7 million for the three months ended June 30, 2002. The increase resulted principally from expenses associated with establishing the Company’s insurance operations and expanding the Company’s traditional reinsurance capabilities through the hiring of additional staff. The Company’s general and administrative expense ratio from net premiums earned was 7.5% for the second quarter of 2003 compared to 7.2% for the same period in 2002.

Net income (loss). Net income for the three months ended June 30, 2003 was $30.8 million compared to a net loss of $5.0 million for the three months ended June 30, 2002. The results for the three months ended June 30, 2003 are principally attributable to underwriting profits from the Company’s traditional and alternative risk transfer property and casualty reinsurance products and improved rate of return on the Company’s alternative investments compared to the same period in 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Gross premiums written. Gross premiums written for the six months ended June 30, 2003 were $596.3 million compared to $465.4 million for the six months ended June 30, 2002. Gross premiums written for property and casualty increased to $596.3 million for the six months ended June 30, 2003 from $450.7 million for the six months ended June 30, 2002. Gross premiums written for property and casualty increased principally due to increased production of traditional reinsurance business and the commencement of the Company’s traditional insurance operations in the first quarter of 2003. Gross premiums written for life and annuity were $nil for the six months ended June 30, 2003 compared to $14.7 million for the six months ended June 30, 2002.

Reinsurance premiums ceded. Reinsurance premiums ceded for the six months ended June 30, 2003 were $71.0 million compared to $50.8 million for the six months ended June 30, 2002. Reinsurance premiums ceded were principally related to the Company’s quota-share retrocessional and aggregate stop loss agreements with Grand Central Re.

Net premiums earned. Net premiums earned for the six months ended June 30, 2003 were $287.0 million compared to $150.8 million for the six months ended June 30, 2002. Property and casualty net premiums earned were $287.0 million, after the deduction of $32.4 million of earned premiums ceded, for the six months ended June 30, 2003 compared to $138.3 million, after the deduction of $19.0 million of earned premiums ceded, for the six months ended June 30, 2002. Life and annuity net premiums earned were $nil for the six months ended June 30, 2003, compared to $12.5 million, after the deduction of $2.2 million of earned premiums ceded, for the for the six months ended June 30, 2002.

Net investment income. Net investment income was $29.6 million for the six months ended June 30, 2003 compared to $25.8 million for the six months ended June 30, 2002. The increase was principally attributable to the increase in fixed maturities investments resulting from cash provided by the Company’s operating and financing activities since June 30, 2002.

Net gains on alternative investments. Net gains on the alternative investments were $67.0 million for the six months ended June 30, 2003 compared to $5.6 million for the six months ended June 30, 2002. The increase was attributable to both a 9.12% rate of return on the alternative investments for the six months ended June 30, 2003 compared to a 0.85% rate of return for the six months ended June 30, 2002 and an increase in the amount of the alternative investments resulting from cash flows generated from operating activities during the first two quarters of 2003. Every alternative investment strategy employed by the Company was profitable during the six months ended June 30, 2003, except for the opportunistic investment strategy. Alternative investment strategies principally contributing to income during the six months ended June 30, 2003 were global macro, distressed securities, emerging markets, event driven arbitrage, commodity trading advisers and insurance underwriting.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $228.8 million for the six months ended June 30, 2003 compared to $134.4 million for the six months ended June 30, 2002. Property and casualty losses were $210.9 million for the six months ended June 30, 2003 compared to $110.7 million for the six months ended June 30, 2002. The increase in property and casualty losses was related to the increase in property and casualty premiums written and earned during the six months ended June 30, 2003 compared to the same period in 2002. Life and annuity benefits were $17.9 million for the six months ended

June 30, 2003 which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $23.7 million for the six months ended June 30, 2002. The decrease was principally attributable to no premiums written and earned during the six months ended June 30, 2003 compared to $14.7 million of premiums written and $12.5 million of premiums earned during the same period in 2002. Current year to date benefits reflect an additional charge of $3.5 million to adjust the carried reserve on one life and annuity contract written in a prior year.

Acquisition costs. Acquisition costs were $74.4 million for the six months ended June 30, 2003 compared to $39.0 million for the six months ended June 30, 2002. The increase in acquisition costs was principally a result of the Company’s increase in property and casualty volume.

Interest expense. Interest expense was $14.9 million for the six months ended June 30, 2003 compared to $7.7 million for the six months ended June 30, 2002. The increase resulted principally from interest costs on additional funds withheld from reinsurers of the Company, interest expense on increased deposit liabilities, six months of interest expense for the period ended June 30, 2003 on the swap transaction accounted for as a bank loan compared to only four months of interest expense for the same period in 2002 and a higher principal balance on the swap transaction for the six months ended June 30, 2003 compared to the same period in 2002.

General and administrative expenses. General and administrative expenses were $19.0 million for the six months ended June 30, 2003 compared to $10.6 million for the six months ended June 30, 2002. The increase resulted principally from expenses associated with establishing the Company’s insurance operations and expanding the Company’s traditional reinsurance capabilities through the hiring of additional staff. The Company’s general and administrative expense ratio to net premiums earned was 6.61% for the six months ended June 30, 2003, compared to 7.0% for the same period in 2002, a decrease principally due to additional net premiums earned in the first six months of 2003 compared to the same period in 2002.

Net income (loss). Net income for the six months ended June 30, 2003 was $45.4 million compared to a net loss of $2.4 million for the six months ended June 30, 2002. The results for the six months ended June 30, 2003 are principally attributable to underwriting profits from the Company’s traditional and alternative risk transfer property and casualty business and increased income from the Company’s alternative investments compared to the same period in 2002.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash, fixed maturities and alternative investments were $2,314.3 million at June 30, 2003 compared to $2,024.8 million at December 31, 2002. The increase in cash and invested assets resulted principally from cash flows from operations of $177.9 million and a $50.0 million increase in the swap transaction accounted for as a bank loan.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $807.3 million at June 30, 2003 compared to $778.1 million at December 31, 2002. The increase in property and casualty losses and experience refunds is from losses and experience refunds related to increased premiums earned during the six months ended June 30, 2003. The increase is partially offset by a decrease in these liabilities, resulting from an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the liabilities for property and casualty losses and experience refunds by $160.7 million and increasing the deposit liabilities by a corresponding amount.

Life and annuity benefits and experience refunds. Gross life and annuity benefits and experience refunds totaled $391.7 million at June 30, 2003 compared to $405.0 million at December 31, 2002. The decrease in the six months ended June 30, 2003 was principally attributable to benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $215.7 million at June 30, 2003 compared to $212.2 million at December 31, 2002, principally reflecting losses ceded under the Company’s retrocessional agreements. At June 30, 2003, two retrocessionaires accounted for 59.7% and 36.5% of the Company’s losses recoverable from reinsurers. Both retrocessionaires have a financial strength rating of “A” by A.M. Best Company.

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $80.6 million at June 30, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase. The swap transaction enables the Company to transform a portion of its Max Re Diversified assets into fixed maturities investments that can be held in trusts for the benefit of certain ceding reinsurance companies that require fixed maturity trust assets to meet regulatory requirements.

Shareholders’ equity and minority interest. The Company’s shareholders’ equity and minority interest increased to $776.6 million at June 30, 2003 from $710.7 million at December 31, 2002 principally reflecting income before minority interest of $53.7 million for the six months ended June 30, 2003, holding gains on fixed maturities arising during the period of $18.0 million, partially offset by share repurchases of $3.4 million and dividends paid and minority interest distributions in the amount of $1.8 million.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for common shares and warrants to acquire common shares. The effect of this exchange results in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

Liquidity and capital resources. As a holding company, Max Re Capital’s principal assets are its investments in the voting common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries. The Company’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At June 30, 2003, Max Re, which is required to have $262.9 million in statutory capital and surplus in order to pay dividends, had $629.7 million in statutory capital and surplus.

Capital resources. At June 30, 2003, the Company’s capital structure consisted of equity and minority interest. At June 30, 2003, total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $776.6 million as compared with $710.7 million at December 31, 2002. The Company has flexibility with respect to capitalization as the result of its access to the debt and equity markets. The Company regularly reviews its capital adequacy and believes its current level of capital is sufficient to support the Company’s reinsurance and insurance operations. The Company will consider issuing debt, raising additional equity or entering into retrocessional reinsurance contracts if it concludes that additional capital resources are necessary to continue growing its business.

In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements.

The Company has two letter of credit facilities as of June 30, 2003. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2003, the Company amended the terms of this facility to lower the cost of the facility and reduced the capacity of the facility from $375.0 million to $305.8 million, with a further reduction to $270.0 million upon the satisfaction of certain conditions. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $243.0 million secured by fixed maturities and up to $27.0 million secured by alternative investment collateral. This letter of credit facility requires that the Company and/or certain of its subsidiaries maintain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At June 30, 2003 and December 31, 2002, letters of credit totaling $305.8 million and $284.6 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $35.2 million and Max Re Diversified shares with a fair value of $75.8 million at June 30, 2003 were pledged as collateral for these letters of credit.

The Company also has a $100.0 million letter of credit facility with HVB, a shareholder of the Company and an affiliate of a director of Max Re Capital. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has a 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At June 30, 2003 and December 31, 2002, letters of credit totaling $64.5 million and $58.5 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $35.2 million and Max Re Diversified shares with a fair value of $75.8 million at June 30, 2003 were pledged as collateral for these letters of credit. The Company was in compliance with all the covenants of its letter of credit facilities at June 30, 2003.

On each of January 31, 2003 and May 1, 2003, Max Re Capital’s Board of Directors declared a quarterly shareholder dividend of $0.02 per share payable to shareholders of record on February 17, 2003 and May 12, 2003. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On July 25, 2003, the Board of Directors declared a dividend of $0.02 per share to be paid on August 18, 2003 to shareholders of record on August 8, 2003.

The Company’s insurer financial strength ratings were unchanged during the six months ended June 30, 2003. The Company’s ratings are “A- (Excellent)” by A.M. Best Company, Inc. and “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of the Company’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

New Accounting Pronouncements

FAS Interpretation No. 46—Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46—Consolidation of Variable Interest Entities. This interpretation establishes complex consolidation criteria based on an analysis of risks and rewards, not control, and is a significant modification to previous accounting principles. The interpretation became effective for all new transactions after January 31, 2003 and will be effective for all other existing transactions beginning in the Company’s third quarter of 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2003, the Company did not hold any high-yield investments in its fixed maturities investment portfolio. Currently, the Company’s policy is not to hold securities rated lower than BBB-/BAA- in its fixed maturities investment portfolio. At June 30, 2003, the estimated impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.63%, or approximately $50.8 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.98%, or approximately $55.8 million.

With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At June 30, 2003, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.86%, or approximately $6.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.86%, or approximately $6.3 million.

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

Quarterly evaluation of the Company’s Disclosure Controls. As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these Disclosure Controls were effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with GAAP. No significant changes were made in the Company’s Internal Controls that could materially affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

At June 30, 2003, the Company was not a party to any material litigation or arbitration. The Company anticipates that it will be subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders. Max Re Capital held its Annual General Meeting of Shareholders on May 1, 2003. For more information on the following proposals, see Max Re Capital’s proxy statement dated March 26, 2003.

(1) The shareholders elected four Class 3 directors of Max Re Capital to serve until Max Re Capital’s annual general meeting of shareholders in 2006:

Director	For	Against	Abstain
Zack H. Bacon III	25,617,457	6,450	500
Laurence W. Cheng	25,617,457	6,450	500
John L. Marion	25,617,957	5,950	—
James L. Zech	25,617,957	5,950	—

The terms of Directors John R. Barber, Stephan W. Bub, Robert J. Cooney, William H. Heyman, Willis T. King, Jr., Steven M. Skala and Mario P. Torsiello continued after the meeting.

(2) The shareholders ratified the appointment of KPMG, Hamilton, Bermuda, as the Company’s independent auditors for 2003:

For	25,516,957
Against	38,750
Abstain	68,200

Special Meeting of Shareholders. Max Re Capital held a Special Meeting of Shareholders on July 30, 2003. For more information on the following proposals, see Max Re Capital’s proxy statement dated June 27, 2003.

(1) The shareholders voted to approve amendments to the Company’s bye-laws to (a) provide that the Board of Directors of the Company shall, with respect to any matter required to be submitted to a vote of the shareholders of Max Re, be required to submit a proposal relating to such matters to the shareholders of the Company and shall vote all the shares of Max Re owned by the Company in accordance with and proportional to such vote of the Company’s shareholders; (b) delete all references to the non-voting common shares of Max Re; (c) reduce from less than 9.9% to less than 9.5% the limitation on voting rights of the Company’s common shares and make certain technical changes to clarify this limitation; (d) reduce from less than 9.9% to less than 9.5% the maximum percentage of the Company’s common shares that may be owned by any person; and (e) make certain technical and conforming changes to the bye-laws to reflect the foregoing, including inserting and deleting certain definitions:

For	19,088,607
Against	5,166,433
Abstain	110,461

(2) The shareholders voted to approve amendments to the Company’s bye-laws to (i) prohibit a director from appointing alternate directors to perform his or her duties or act as a non-voting observer; and (ii) make certain technical and conforming changes to the bye-laws to reflect the foregoing, including inserting and deleting certain definitions:

For	24,199,801
Against	107,850
Abstain	57,850

(3) The shareholders voted to approve amendments to the Company’s bye-laws to (i) reduce from 60% to 50% the total issued and outstanding common shares that are required for a quorum at a general meeting of the Company; and (ii) make certain technical and conforming changes to the bye-laws to reflect the foregoing, including inserting and deleting certain definitions:

For	19,470,216
Against	4,769,868
Abstain	125,417

(4) The shareholders voted to approve amendments to the Company’s bye-laws to make future amendments of the bye-laws subject to the approval of a majority of the votes cast instead of the majority of the shares entitled to vote:

For	19,149,871
Against	5,155,680
Abstain	59,950

(5) The shareholders voted to approve amendments to the Company’s bye-laws to make certain changes to update the provisions of the bye-laws, such as removing the references to a shareholders agreement which is no longer applicable and updating the description and duties of the Audit and Risk Management Committee of the Board:

For	24,057,390
Against	197,750
Abstain	110,361

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

21.1	Schedule of Group Companies

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 20, 2003)

(b) Reports on Form 8-K

On May 6, 2003, Max Re Capital filed a Current Report on Form 8-K reporting its earnings for its first quarter ended March 31, 2003 and the declaration on May 1, 2003 of a dividend payable to shareholders of record on May 12, 2003.

On July 16, 2003, Max Re Capital filed a Current Report on Form 8-K reporting that Max Insurance Europe Limited, a subsidiary of Max Re Capital, has received authorization to conduct non-life insurance business in Ireland from the Irish Financial Services Regulatory Authority.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Name: Robert J. Cooney
Title: President and Chief Executive Officer

Date: August 4, 2003

/s/ KEITH S. HYNES
Name: Keith S. Hynes
Title: Executive Vice President and Chief Financial Officer

Date: August 4, 2003

S-1