Form 10-Q
period 2003-09-30
MAX RE CAPITAL LTD
filed 2003-11-04
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 15, 2003 was 45,181,611.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$141,703	$92,103
Fixed maturities, available for sale at fair value	1,507,280	1,279,564
Alternative investments, at fair value	848,550	653,165
Accrued interest income	14,163	12,304
Premiums receivable	343,311	190,214
Losses recoverable from reinsurers	235,678	212,241
Funds withheld	61,017	55,276
Deferred acquisition costs	109,764	79,447
Deferred charges	9,152	32,086
Prepaid reinsurance premiums	65,280	25,408
Other assets	18,556	11,633

Total assets	$3,354,454	$2,643,441

LIABILITIES
Property and casualty losses and experience refunds	$927,897	$778,069
Life and annuity benefits and experience refunds	383,386	405,008
Reinsurance balances payable	262,540	194,436
Deposit liabilities	261,154	115,513
Unearned property and casualty premiums	557,668	323,672
Accounts payable and accrued expenses	22,770	16,019
Bank loan	150,000	100,000

Total liabilities	2,565,415	1,932,717

Minority interest	—	116,565

SHAREHOLDERS’ EQUITY
Preferred shares
par value $1; 20,000,000 shares authorized no shares issued or outstanding	—	—
Common shares
par value $1; 200,000,000 shares authorized 45,181,611 shares issued and outstanding (2002 – 37,998,779)	45,182	37,999
Additional paid-in capital	637,597	526,582
Loans receivable from common share sales	(11,965)	(12,575)
Unearned stock grant compensation	(4,643)	(2,656)
Accumulated other comprehensive income	45,438	49,108
Retained earnings (deficit)	77,430	(4,299)

Total shareholders’ equity	789,039	594,159

Total liabilities, minority interest and shareholders’ equity	$3,354,454	$2,643,441

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Gross premiums written	$188,608	$65,664	$784,921	$531,096
Reinsurance premiums ceded	(31,581)	(2,636)	(102,620)	(53,414)

Net premiums written	$157,027	$63,028	$682,301	$477,682

Earned premiums	$204,460	$109,870	$523,902	$281,830
Earned premiums ceded	(25,714)	(12,996)	(58,123)	(34,184)

Net premiums earned	178,746	96,874	465,779	247,646

Net investment income	13,899	13,772	43,467	39,576
Net gains on alternative investments	28,148	1,095	95,162	6,666
Net realized gains on sales of fixed maturities	11,548	663	14,547	3,251
Other income	1,122	1,114	5,337	5,153

Total revenues	233,463	113,518	624,292	302,292

LOSSES AND EXPENSES
Losses, benefits and experience refunds	139,655	95,513	368,489	229,901
Acquisition costs	36,696	22,743	111,124	61,753
Interest expense	5,382	7,449	20,316	15,173
General and administrative expenses	10,896	4,856	29,876	15,453

Total losses and expenses	192,629	130,561	529,805	322,280

INCOME (LOSS) BEFORE MINORITY INTEREST	40,834	(17,043)	94,487	(19,988)

Minority interest	(2,083)	2,705	(10,325)	3,250

NET INCOME (LOSS)	38,751	(14,338)	84,162	(16,738)

Change in net unrealized appreciation of fixed maturities	(18,999)	37,213	(3,670)	38,749

COMPREHENSIVE INCOME (LOSS)	$19,752	$22,875	$80,492	$22,011

Basic earnings (loss) per share	$0.91	$(0.37)	$2.10	$(0.43)

Diluted earnings (loss) per share	$0.89	$(0.37)	$2.08	$(0.43)

Weighted average shares outstanding—basic	42,796,564	38,795,490	39,991,747	39,156,435

Weighted average shares outstanding—diluted	45,701,697	45,914,822	45,369,887	46,320,151

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30,
	2003	2002
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	37,999	39,582
Issuance of shares	368	262
Issuance of shares on elimination of minority interest	7,120	—
Repurchase of shares	(305)	(1,449)

Balance, end of period	45,182	38,395

Additional paid-in capital
Balance, beginning of period	526,582	543,438
Issuance of shares	4,078	3,736
Issuance of shares on elimination of minority interest	110,285	—
Stock option expense	243	—
Repurchase of shares	(3,591)	(15,340)
Distribution to shareholders	—	(772)

Balance, end of period	637,597	531,062

Loans receivable from common share sales
Balance, beginning of period	(12,575)	(12,575)
Loans repaid	610	—

Balance, end of period	(11,965)	(12,575)

Unearned stock grant compensation
Balance, beginning of period	(2,656)	(2,894)
Stock grants awarded	(3,740)	(971)
Amortization	1,753	898

Balance, end of period	(4,643)	(2,967)

Accumulated other comprehensive income
Balance, beginning of period	49,108	13,475
Holding gains on fixed maturities arising in the period	1,676	48,402
Net realized gains included in net income	(14,547)	(3,251)
Allocation to minority interest	6,504	(6,402)
Holding gains transferred on elimination of minority interest	2,697	—

Balance, end of period	45,438	52,224

Retained earnings (deficit)
Balance, beginning of period	(4,299)	3,044
Net income (loss)	84,162	(16,738)
Dividends paid	(2,433)	(1,590)

Balance, end of period	77,430	(15,284)

Total shareholders’ equity	$789,039	$590,855

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$84,162	$(16,738)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority share of income (loss)	10,325	(3,250)
Amortization of unearned stock based compensation	1,996	898
Amortization of discount on fixed maturities	4,133	643
Net gains on alternative investments	(95,162)	(6,666)
Net realized gains on sale of fixed maturities	(14,547)	(3,251)
Accrued interest income	(1,859)	(1,674)
Premiums receivable	(153,097)	(128,543)
Losses recoverable from reinsurers	(47,537)	(28,456)
Funds withheld	(5,741)	1,376
Deferred acquisition costs	(31,050)	(44,489)
Deferred charges	3,505	7,363
Prepaid reinsurance premiums	(43,916)	(19,230)
Other assets	(6,923)	(2,788)
Property and casualty losses and experience refunds	310,493	124,915
Life and annuity benefits and experience refunds	(21,622)	(16,300)
Reinsurance balances payable	68,104	32,476
Unearned property and casualty premiums	260,959	249,266
Accounts payable and accrued expenses	6,751	(1,593)

Cash from operating activities	328,974	143,959

INVESTING ACTIVITIES
Purchases of fixed maturities	(755,506)	(608,192)
Sales (purchases) of alternative investments, net	(100,461)	27,407
Sales of fixed maturities	468,072	231,817
Redemptions of fixed maturities	57,500	63,630

Cash used in investing activities	(330,395)	(285,338)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	706	3,027
Repurchase of common shares	(3,896)	(16,789)
Proceeds from bank loan	50,000	100,000
Dividends and distributions	(2,433)	(2,362)
Distributions to / conversion of minority shareholders	(285)	(3,458)
Deposit liabilities, net	6,319	41,965
Notes and loans repaid	610	—

Cash from financing activities	51,021	122,383

Net increase (decrease) in cash and cash equivalents	49,600	(18,996)
Cash and cash equivalents, beginning of period	92,103	98,322

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141,703	$79,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $2,414 and $1,643 for the nine months ended September 30, 2003 and 2002, respectively.

A non-cash item that was an amendment to a reinsurance contract resulted in the following changes in the nine months ended September 30, 2003: decreased property and casualty losses and experience refunds by $160,665, decreased unearned property and casualty premiums by $26,963, decreased deferred charges by $19,429, decreased losses recoverable from reinsurers by $24,100, decreased prepaid reinsurance premiums by $4,044, decreased deferred acquisition costs by $733 and increased deposit liabilities by $139,322.

Shareholders’ equity reflects the exchange on July 30, 2003 of non-voting common shares of Max Re Ltd. and warrants to acquire non-voting common shares of Max Re Ltd. (which were accounted for as minority interest) for common shares of the Company. The exchange is a non-cash item and has no effect on the Consolidated Statements of Cash Flows.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (“Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified”, and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002.

Max Re Capital was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Re, a Bermuda long-term and Class 4 insurer. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited.

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $83.4 million at September 30, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers four products: structured risk transfer reinsurance, traditional risk transfer reinsurance, alternative risk transfer reinsurance and insurance and traditional risk transfer insurance. The Company differentiates its property and casualty products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract, with its structured risk transfer products having the lowest aggregate loss cap and occurrence limits and its traditional risk transfer products having the highest relative to premium received. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as that of the original policies. The Company also has a corporate segment that includes its investment and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30, 2003 (Expressed in thousands of United States Dollars)
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured Reinsurance	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Gross premiums written	$235,248	$262,101	$180,945	$106,627	$784,921	$—	$—	$784,921
Reinsurance premiums ceded	(41,155)	(17,538)	(17,100)	(26,827)	(102,620)	—	—	(102,620)

Net premiums written	$194,093	$244,563	$163,845	$79,800	$682,301	$—	$—	$682,301

Earned premiums	$210,194	$143,210	$139,327	$31,171	$523,902	$—	$—	$523,902
Earned premiums ceded	(35,836)	(4,628)	(9,403)	(8,256)	(58,123)	—	—	(58,123)

Net premiums earned	174,358	138,582	129,924	22,915	465,779	—	—	465,779
Net investment income	—	—	—	—	—	—	43,467	43,467
Net gains on sales of alternative investments	—	—	—	—	—	—	95,162	95,162
Net realized gains on sales of fixed maturities	—	—	—	—	—	—	14,547	14,547
Other income	2,110	—	—	—	2,110	—	3,227	5,337

Total revenues	176,468	138,582	129,924	22,915	467,889	—	156,403	624,292

Losses, benefits and experience refunds	144,097	90,548	92,899	17,221	344,765	23,724	—	368,489
Acquisition costs	52,933	29,759	26,123	1,608	110,423	701	—	111,124
Interest expense	—	—	—	—	—	—	20,316	20,316
General and admin expenses	2,314	2,578	1,780	5,653	12,325	4,066	13,485	29,876

Total losses and expenses	199,344	122,885	120,802	24,482	467,513	28,491	33,801	529,805

Net income (loss) before minority interest	$(22,876)	$15,697	$9,122	$(1,567)	$376	$(28,491)	$122,602	$94,487

Loss Ratio	82.6%	65.3%	71.5%	75.2%	74.0%
Combined Ratio	114.3%	88.7%	93.0%	106.8%	100.4%

	Nine Months Ended September 30, 2002 (Expressed in thousands of United States Dollars)
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured Reinsurance	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Gross premiums written	$270,764	$59,476	$186,200	$—	$516,440	$14,656	$—	$531,096
Reinsurance premiums ceded	(42,328)	—	(8,888)	—	(51,216)	(2,198)	—	(53,414)

Net premiums written	$228,436	$59,476	$177,312	$—	$465,224	$12,458	$—	$477,682

Earned premiums	$185,792	$16,239	$65,143	$—	$267,174	$14,656	$—	$281,830
Earned premiums ceded	(29,023)	—	(2,963)	—	(31,986)	(2,198)	—	(34,184)

Net premiums earned	156,769	16,239	62,180	—	235,188	12,458	—	247,646
Net investment income	—	—	—	—	—	—	39,576	39,576
Net gains on sales of alternative investments	—	—	—	—	—	—	6,666	6,666
Net realized gains on sales of fixed maturities	—	—	—	—	—	—	3,251	3,251
Other income	2,495	—	638	—	3,133	—	2,020	5,153

Total revenues	159,264	16,239	62,818	—	238,321	12,458	51,513	302,292

Losses, benefits and experience refunds	137,741	12,196	45,299	—	195,236	34,665	—	229,901
Acquisition costs	40,236	4,375	15,782	—	60,393	1,360	—	61,753
Interest expense	—	—	—	—	—	—	15,173	15,173
General and admin expenses	2,607	573	1,793	—	4,973	3,991	6,489	15,453

Total losses and expenses	180,584	17,144	62,874	—	260,602	40,016	21,662	322,280

Net income (loss) before minority interest	$(21,320)	$(905)	$(56)	$—	$(22,281)	$(27,558)	$29,851	$(19,988)

Loss Ratio	87.9%	75.1%	72.9%	—	83.0%
Combined Ratio	115.2%	105.6%	101.1%	—	110.8%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned. The combined ratio is calculated by dividing total losses and expenses by net premiums earned.

The Company currently operates in two geographic segments: North America, which represents risks written for North American based customers, and Europe, which represents risks written for European based customers.

Financial information relating to gross premiums written by geographic region for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended September 30,
	2003	2002
	(Expressed in thousands of United States Dollars)
North America	$446,987	$317,833
Europe	337,934	213,263
Reinsurance Ceded—North America	(44,500)	(26,900)
Reinsurance Ceded—Europe	(58,120)	(26,514)

	$682,301	$477,682

Three customers accounted for 18.7%, 18.6% and 14.7%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2003. Three customers accounted for 25.2%, 19.9% and 13.2%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2002.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared quarterly dividends of $0.02 per share on each of January 31, 2003, May 1, 2003 and July 25, 2003, payable to shareholders of record on February 17, 2003, May 12, 2003 and August 8, 2003, respectively.

The Company repurchased 304,600 common shares at an average price of $12.79 per common share for a total amount of approximately $3.9 million, including costs incurred to effect the repurchases, during the nine months ended September 30, 2003. As of September 30, 2003, the remaining authorization under the Company’s share repurchase program was approximately $23.2 million.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for common shares of the Company and warrants to acquire common shares of the Company. The effect of this exchange results in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

6. RELATED PARTIES

Grand Central Re Limited

Pursuant to an insurance management agreement, Max Re Managers provides insurance management services to Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”). Fees for such services for each of the nine months ended September 30, 2003 and 2002 were approximately $3.2 million and $2.0 million, respectively, and are included in other income in the accompanying consolidated statements of income and comprehensive income.

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

The accompanying consolidated balance sheets include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	September 30, 2003	December 31, 2002
	(Expressed in thousands of United States Dollars)
Prepaid reinsurance premiums	$28,515	$24,045
Deposit recoverable	49,846	22,637
Losses recoverable from reinsurers	142,122	129,308
Reinsurance balances payable	154,710	122,747

The accompanying consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	Nine Months Ended September 30,
	2003	2002
	(Expressed in thousands of United States Dollars)
Reinsurance premiums ceded	$50,085	$50,824
Earned premiums ceded	41,571	32,701
Losses, benefits and experience refunds	45,258	25,176
Interest expense	5,326	6,791

Max Re credits Grand Central Re with interest on reinsurance balances payable at a varying negotiated rate based on published bond indices.

The Company believes that the terms of the insurance management, quota share retrocessional and aggregate stop loss agreements with Grand Central Re are comparable to the terms that the Company would expect to negotiate in arms’ length transactions with unrelated parties.

Alternative Investment Managers

For the nine months ended September 30, 2003 and 2002, Moore Capital Management, LLC (“MCM”), which is affiliated with certain shareholders and a director of Max Re Capital, earned aggregate management and incentive fees of $3.0 million and $3.4 million, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by MCM. In addition, as the trading manager of Max Re Diversified, MCM earned $4.9 million and $nil in fees for the nine months ended September 30, 2003 and 2002, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

The Company has three letter of credit facilities as of September 30, 2003. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2003, the Company amended the terms of this facility principally to lower the cost of the facility and reduce the capacity of the facility from $375.0 million to $270.0 million. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $243.0 million secured by fixed maturities and up to $27.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At September 30, 2003 and December 31, 2002, letters of credit totaling $259.9 million and $284.6 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $297.2 million and Max Re Diversified shares with a fair value of $71.9 million at September 30, 2003 were pledged as collateral for these letters of credit.

The Company also has a $100.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company and an affiliate of a director of Max Re Capital. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has a 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At September 30, 2003 and December 31, 2002, letters of credit totaling $79.6 million and $58.5 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $47.3 million and Max Re Diversified shares with a fair value of $78.4 million at September 30, 2003 were pledged as collateral for these letters of credit.

In September 2003, the Company entered into a $100.0 million letter of credit facility with an independent commercial bank. At September 30, 2003, there were no letters of credit issued under this letter of credit facility. Fixed maturities and cash equivalents with a fair value of $nil were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at September 30, 2003.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Expressed in thousands of United States dollars, except per share amounts)
Net income (loss), as reported	$38,751	$(14,338)	$84,162	$(16,738)
Add: Stock-based employee compensation expense included in reported net income	116	—	243	—
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(692)	(503)	(1,805)	(1,495)

Pro forma net income	$38,175	$(14,841)	$82,600	$(18,233)

Earnings per share, as reported
Basic	$0.91	$(0.37)	$2.10	$(0.43)
Diluted	0.89	(0.37)	2.08	(0.43)
Earnings per share, pro forma
Basic	$0.90	$(0.38)	$2.07	$(0.47)
Diluted	0.88	(0.38)	2.04	(0.47)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002 and the financial condition of the Company as of September 30, 2003. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Overview

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity, including disability, markets. In the past two years, the property and casualty market has presented more opportunities to the Company than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates. Further, a weak global economy and corrections in the global capital markets over the last several years have resulted in a widening pricing gap between buyers and sellers for the type of life and annuity reinsurance products that the Company offers. The Company anticipates continuing greater demand for its property and casualty products than for its life and annuity products for the foreseeable future.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, the Company models its underwriting and investing activities on an integrated basis. The Company’s integrated risk management, as well as features of its products, provides flexibility in making decisions regarding investments. The Company’s investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs ten strategies invested in approximately 45 underlying trading entities designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. The alternative investment portfolio also includes two strategic reinsurance private equity investments. Based on fair value at September 30, 2003, the allocation of invested assets was approximately 66.0% in cash and fixed maturities and 34.0% in alternative investments.

The Company’s principal operating subsidiary is Max Re. At September 30, 2003, Max Re had $778.5 million of shareholders’ equity. The Company conducts its European activities through Max Europe Holdings Limited and its operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. The Company also provides reinsurance underwriting and administrative services on a fee basis through Max Re Managers. The Company holds all of its alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. The Company has performed a current assessment of its critical accounting policies in connection with preparing its consolidated financial statements as of and for the three and nine months ended September 30, 2003. The Company believes that the critical accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 20, 2003, continue to describe the more significant judgments and estimates used in the preparation of its consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on the Company’s results of operations and financial condition.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Gross premiums written. Gross premiums written for the three months ended September 30, 2003 increased 187.2% to $188.6 million compared to $65.7 million for the three months ended September 30, 2002. Gross premiums written for each of the three month periods came entirely from property and casualty underwriting. The increase in gross premiums written for property and casualty is principally attributable to the Company’s expansion of its traditional reinsurance operations, which accounted for $86.0 million of the gross premiums written for the three months ended September 30, 2003 compared to $38.0 million for the same period in 2002. In addition, traditional insurance operations, which commenced in the first quarter of 2003, made a significant contribution to gross premium written, accounting for $54.8 million of the gross premiums written for the three months ended September 30, 2003.

Reinsurance premiums ceded. Reinsurance premiums ceded for the three months ended September 30, 2003 were $31.6 million compared to $2.6 million for the three months ended September 30, 2002. Reinsurance premiums ceded during the three months ended September 30, 2003 were principally related to a quota-share retrocession of the Company’s insurance business. In addition, the Company purchased specific reinsurance on certain lines of business in the current period. As the Company and its reinsurance and insurance exposures grow, the Company is purchasing, and expects to continue to purchase, additional retrocessional coverage consistent with its risk management objectives.

Net premiums written. Net premiums written for the three months ended September 30, 2003 were $157.0 million compared to $63.0 million for the three months ended September 30, 2002 and were entirely related to property and casualty products.

Net premiums earned. Net premiums earned, all pertaining to property and casualty business, for the three months ended September 30, 2003 were $178.7 million, after the deduction of $25.7 million of earned premiums ceded, compared to $96.9 million, after the deduction of $13.0 million of earned premiums ceded, for the three months ended September 30, 2002.

Net investment income. Net investment income was $13.9 million for the three months ended September 30, 2003 compared to $13.8 million for the three months ended September 30, 2002. The increase was principally attributable to the increase in fixed maturities investments resulting from cash received from the collection of premiums written since September 30, 2002, partially offset by a decline in the yield on the fixed maturities investments. The average annualized investment yield on fixed maturities investments for the three months ended September 30, 2003 was 3.54% compared to an average yield of 4.35% for the three months ended September 30, 2002.

Net gains on alternative investments. Net gains on alternative investments were $28.1 million for the three months ended September 30, 2003 compared to $1.1 million for the three months ended September 30, 2002. The increase was attributable to both a 3.35% rate of return on the alternative investments for the three months ended September 30, 2003 compared to a 0.25% rate of return for the three months ended September 30, 2002 and an increase in the amount of the alternative investments resulting from cash flows generated from operating activities during 2003. Every alternative investment strategy employed by the Company was profitable during the three months ended September 30, 2003. Alternative investment strategies principally contributing to the gains in the current period were opportunistic, distressed securities, commodity trading advisers, and long/short equity.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $139.7 million for the three months ended September 30, 2003 compared to $95.5 million for the three months ended September 30, 2002. Property and casualty losses were $133.9 million for the three months ended September 30, 2003 compared to $84.5 million for the three months ended September 30, 2002. The increase in property and casualty losses resulted from increased net premiums earned in the current year. Life and annuity benefits and experience refunds were $5.8 million for the three months ended September 30, 2003, which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $11.0 million for the three months ended September 30, 2002.

Acquisition costs. Acquisition costs were $36.7 million for the three months ended September 30, 2003 compared to $22.7 million for the three months ended September 30, 2002. The increase in acquisition costs was principally a result of the Company’s increase in property and casualty gross premiums written. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

Interest expense. Interest expense was $5.4 million for the three months ended September 30, 2003 compared to $7.4 million for the three months ended September 30, 2002. The decrease resulted principally from lower interest expense on funds withheld from reinsurers of the Company and on deposit liabilities, partially offset by a higher principal balance on the swap transaction accounted for as a bank loan for the three months ended September 30, 2003 compared to the same period in 2002.

General and administrative expenses. General and administrative expenses were $10.9 million for the three months ended September 30, 2003 compared to $4.9 million for the three months ended September 30, 2002. The increase resulted principally from expenses associated with expanding the Company’s traditional reinsurance and insurance operations capabilities through the hiring of additional staff.

Net income (loss). Net income for the three months ended September 30, 2003 was $38.8 million compared to a net loss of $14.3 million for the three months ended September 30, 2002. The results for the three months ended September 30, 2003 are principally attributable to underwriting profits from the Company’s traditional risk transfer reinsurance products and improved rate of return on the Company’s alternative investments compared to the same period in 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Gross premiums written. Property and casualty gross premiums written for the nine months ended September 30, 2003 were $784.9 million compared to gross premiums written of $531.1 million, comprised of $516.4 million from property and casualty and $14.7 million from life and annuity, for the nine months ended September 30, 2002. Gross premiums written for property and casualty increased principally due to increased production of traditional reinsurance business and the commencement of the Company’s traditional insurance operations in the first quarter of 2003.

Reinsurance premiums ceded. Reinsurance premiums ceded for the nine months ended September 30, 2003 were $102.6 million compared to $53.4 million for the nine months ended September 30, 2002. Reinsurance premiums ceded were principally related to the Company’s quota-share retrocessional and aggregate stop loss agreements with Grand Central Re. In addition during 2003, the Company has purchased specific reinsurance. As the Company’s reinsurance and insurance business grows, the Company is purchasing, and expects to continue to purchase, additional retrocessional coverage consistent with its risk management objectives.

Net premiums earned. Net premiums earned for the nine months ended September 30, 2003 were $465.8 million compared to $247.6 million for the nine months ended September 30, 2002. Property and casualty accounted for all of the $465.8 million of net premiums earned, after the deduction of $58.1 million of earned premiums ceded, for the nine months ended September 30, 2003 compared to property and casualty net premiums earned of $235.1 million, after the deduction of $32.0 million of earned premiums ceded, and life and annuity net premiums earned of $12.5 million, after the deduction of $2.2 million of earned premiums ceded, for the nine months ended September 30, 2002.

Net investment income. Net investment income was $43.5 million for the nine months ended September 30, 2003 compared to $39.6 million for the nine months ended September 30, 2002. The increase was principally attributable to the increase in fixed maturities investments resulting from cash provided by the Company’s operating and financing activities since September 30, 2002, partially offset by a decline in the yield on the fixed maturities investments.

Net gains on alternative investments. Net gains on alternative investments were $95.2 million for the nine months ended September 30, 2003 compared to $6.7 million for the nine months ended September 30, 2002. The increase was attributable to both a 12.77% rate of return on the alternative investments for the nine months ended September 30, 2003 compared to a 1.11% rate of return for the nine months ended September 30, 2002 and an increase in the amount of the alternative investments resulting from cash flows generated from operating activities during 2003. Every alternative investment strategy employed by the Company was profitable during the nine months ended September 30, 2003. Alternative investment strategies principally contributing to income during the nine months ended September 30, 2003 were distressed securities, commodity trading advisers, emerging markets, global macro and event driven arbitrage.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $368.5 million for the nine months ended September 30, 2003 compared to $229.9 million for the nine months ended September 30, 2002. Property and casualty losses were $344.8 million for the nine months ended September 30, 2003 compared to $195.2 million for the nine months ended September 30, 2002. The increase in property and casualty losses was related to the increase in property and casualty premiums written and earned during the nine months ended September 30, 2003 compared to the same period in 2002. The loss ratio for property and casualty business for the nine months ended September 30, 2003 was 74% compared to 83% for the nine months ended September 30, 2002. The decrease is reflective of the increased traditional reinsurance and insurance underwriting production which is currently producing lower loss ratios. Life and annuity benefits were $23.7 million for the nine months ended September 30, 2003 which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $34.7 million for the nine months ended September 30, 2002. The decrease was principally attributable to no premiums written and earned during the nine months ended September 30, 2003 compared to $14.7 million of premiums written and $12.5 million of premiums earned during the same period in 2002.

Acquisition costs. Acquisition costs were $111.1 million for the nine months ended September 30, 2003 compared to $61.8 million for the nine months ended September 30, 2002. The increase in acquisition costs was principally a result of the Company’s increase in property and casualty gross premiums written.

Interest expense. Interest expense was $20.3 million for the nine months ended September 30, 2003 compared to $15.2 million for the nine months ended September 30, 2002. The increase resulted principally from interest expense on additional funds withheld from reinsurers of the Company and on increased deposit liabilities and increased interest expense on the swap transaction resulting from a higher principal balance for the nine months ended September 30, 2003 compared to the same period in 2002.

General and administrative expenses. General and administrative expenses were $29.9 million for the nine months ended September 30, 2003 compared to $15.5 million for the nine months ended September 30, 2002. The increase resulted principally from expenses associated with establishing the Company’s insurance operations and expanding the Company’s traditional reinsurance capabilities through the hiring of additional staff. The Company’s general and administrative expense ratio to net premiums earned was 6.41% for the nine months ended September 30, 2003, compared to 6.24% for the same period in 2002.

Net income (loss). Net income for the nine months ended September 30, 2003 was $84.2 million compared to a net loss of $16.7 million for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2003 are principally attributable to underwriting profits from the Company’s traditional risk transfer and alternative risk transfer reinsurance products and increased income from the Company’s alternative investments compared to the same period in 2002.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash, fixed maturities and alternative investments were $2,497.5 million at September 30, 2003 compared to $2,024.8 million at December 31, 2002. The increase in cash and invested assets resulted principally from cash flows from operations of $329.0 million and a $50.0 million increase in the swap transaction accounted for as a bank loan.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $927.9 million at September 30, 2003 compared to $778.1 million at December 31, 2002. The increase in property and casualty losses and experience refunds is from losses and experience refunds related to increased premiums earned during the nine months ended September 30, 2003. The increase is partially offset by a decrease in these liabilities, resulting from an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the liabilities for property and casualty losses and experience refunds by $160.7 million and increasing the deposit liabilities by a corresponding amount.

Life and annuity benefits and experience refunds. Gross life and annuity benefits and experience refunds totaled $383.4 million at September 30, 2003 compared to $405.0 million at December 31, 2002. The decrease in the nine months ended September 30, 2003 was principally attributable to benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $235.7 million at September 30, 2003 compared to $212.2 million at December 31, 2002, principally reflecting losses ceded under the Company’s retrocessional agreements. At September 30, 2003, two retrocessionaires accounted for 60.3% and 33.4% of the Company’s losses recoverable from reinsurers. Both retrocessionaires have a financial strength rating of “A” by A.M. Best Company.

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $83.4 million at September 30, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase. The swap transaction enables the Company to transform a portion of its Max Re Diversified assets into fixed maturities investments that can be held in trusts for the benefit of certain ceding reinsurance companies that require fixed maturity trust assets to meet regulatory requirements.

Shareholders’ equity. The Company’s shareholders’ equity increased to $789.0 million at September 30, 2003 from $710.7 million of shareholders’ equity and minority interest at December 31, 2002 principally reflecting income of $84.2 million for the nine months ended September 30, 2003, partially offset by holding losses on fixed maturities arising during the period of $3.7 million and dividends paid and minority interest distributions in the amount of $2.4 million.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for common shares of the Company and warrants to acquire common shares of the Company. The effect of this exchange results in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange. This exchange did not have a dilutive effect on equity.

Liquidity and capital resources. As a holding company, Max Re Capital’s principal assets are its investments in the voting common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries. The Company’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda laws. At September 30, 2003, Max Re, which is required to have $341.4 million in statutory capital and surplus in order to pay dividends, had $660.7 million in statutory capital and surplus.

Capital resources. At September 30, 2003, the Company’s capital structure consisted of equity. Total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $789.0 million as compared with $710.7 million at December 31, 2002. The Company has flexibility with respect to capitalization as the result of its access to the debt and equity markets. The Company regularly reviews its capital adequacy and believes its current level of capital is sufficient to support the Company’s reinsurance and insurance operations. The Company will consider issuing debt, raising additional equity or entering into retrocessional reinsurance contracts if it concludes that additional capital resources are necessary to continue growing its business.

In the ordinary course of business, the Company is required to provide letters of credit or other regulatorily approved security to certain of its ceding reinsurance companies to meet contractual and regulatory requirements.

The Company has three letter of credit facilities as of September 30, 2003. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2003, the Company amended the terms of this facility principally to lower the cost of the facility and reduced the capacity of the facility from $375.0 million to $270.0 million. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $243.0 million secured by fixed maturities and up to $27.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At September 30, 2003 and December 31, 2002, letters of credit totaling $259.9 million and $284.6 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $297.2 million and Max Re Diversified shares with a fair value of $71.9 million at September 30, 2003 were pledged as collateral for these letters of credit.

The Company also has a $100.0 million letter of credit facility with HVB, a shareholder of the Company and an affiliate of a director of Max Re Capital. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has a 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At September 30, 2003 and December 31, 2002, letters of credit totaling $79.6 million and $58.5 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $47.3 million and Max Re Diversified shares with a fair value of $78.4 million at September 30, 2003 were pledged as collateral for these letters of credit.

In September 2003, the Company entered into a $100.0 million letter of credit facility with an independent commercial bank. At September 30, 2003, there were no letters of credit issued under this letter of credit facility. Fixed maturities and cash equivalents with a fair value of $nil were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at September 30, 2003.

On each of January 31, 2003, May 1, 2003 and July 25, 2003, Max Re Capital’s Board of Directors declared a quarterly shareholder dividend of $0.02 per share payable to shareholders of record on February 17, 2003, May 12, 2003 and August 8, 2003, respectively. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On October 31, 2003, the Board of Directors declared a dividend of $0.03 per share to be paid on November 24, 2003 to shareholders of record on November 14, 2003.

The Company’s insurer financial strength ratings were unchanged during the nine months ended September 30, 2003. The Company’s ratings are “A- (Excellent)” by A.M. Best Company, Inc. and “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of the Company’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

New Accounting Pronouncements

FAS Interpretation No. 46—Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46—Consolidation of Variable Interest Entities. This interpretation establishes complex consolidation criteria based on an analysis of risks and rewards, not control, and is a significant modification to previous accounting principles. The interpretation became effective for all new transactions after January 31, 2003 and is expected to become effective in the Company’s fourth quarter of 2003 for all other existing transactions. The Company believes, based on the authoritative literature currently available, that the adoption of this interpretation will not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company engages in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company’s investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes, which could be material. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed maturities investment portfolio, the Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash outflow characteristics of the Company’s property and casualty and life and annuity liabilities.

As of September 30, 2003, the Company did not hold any high-yield investments in its fixed maturities investment portfolio. Currently, the Company’s policy is not to hold securities rated lower than BBB-/BAA- in its fixed maturities investment portfolio. At September 30, 2003, the estimated impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.81%, or approximately $62.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.94%, or approximately $64.2 million.

With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2003, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 2.2%, or approximately $17.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 2.2%, or approximately $17.3 million.

ITEM 4. Controls and Procedures

Disclosure Controls and Internal Controls. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) (“Disclosure Controls”) are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer,

and effected by the Board, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal Controls also include policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Quarterly evaluation of the Company’s Disclosure Controls. As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these Disclosure Controls were effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

At September 30, 2003, the Company was not a party to any material litigation or arbitration. The Company anticipates that it will be subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 2. Changes in Securities and Use of Proceeds

At a Special Meeting of Shareholders of Max Re Capital on July 30, 2003, the shareholders voted to approve amendments to the Company’s bye-laws. Certain of the approved amendments modified the rights of the holders of the Company’s common shares by (a) providing that the Board of Directors of the Company shall, with respect to any matter required to be submitted to a vote of the shareholders of Max Re, be required to submit a proposal relating to such matters to the shareholders of the Company and shall vote all the shares of Max Re owned by the Company in accordance with and proportional to such vote of the Company’s shareholders; (b) reducing from less than 9.9% to less than 9.5% the limitation on voting rights of the Company’s common shares and making certain technical changes to clarify this limitation; (c) reducing from less than 9.9% to less than 9.5% the maximum percentage of the Company’s common shares that may be owned by any person; (d) reducing from 60% to 50% the total issued and outstanding common shares that are required for a quorum at a general meeting of the Company; and (e) making future amendments of the bye-laws subject to the approval of a majority of the votes cast instead of the majority of the shares entitled to vote.

For more information on the amendments set forth above or the other amendments approved on July 30, 2003, see Max Re Capital’s proxy statement dated June 27, 2003.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

The description of the Company’s Special Meeting of Shareholders held on July 30, 2003 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is incorporated by reference herein.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

3.1	Amended and Restated Bye-laws of Max Re Capital Ltd.

10.1	Letter of Credit Reimbursement Agreement dated as of September 19, 2003 between Max Re Ltd. and Fleet National Bank.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 20, 2003).

(b) Reports on Form 8-K

On August 5, 2003, Max Re Capital filed a Current Report on Form 8-K reporting (i) that its shareholders, at a Special General Meeting of Shareholders held on July 30, 2003, approved certain amendments to the Company’s Bye-Laws, (ii) its earnings for its second quarter ended June 30, 2003 and (iii) the declaration on July 25, 2003 of a dividend payable to shareholders of record on August 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY Name: Robert J. Cooney Title: President and Chief Executive Officer

Date November 3, 2003

/s/ KEITH S. HYNES
Name: Keith S. Hynes
Title: Executive Vice President and Chief Financial Officer

Date: November 3, 2003

S-1