Form 10-K
period 2003-12-31
MAX RE CAPITAL LTD
filed 2004-02-27
CIK 1141719

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $349,421,480, based on the closing price of the registrant’s common shares on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of February 27, 2004 was $45,780,111.

Documents incorporated by reference:

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on April 29, 2004, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

References in this Annual Report on Form 10-K to Max Re Capital or the Company refer to Max Re Capital Ltd., a Bermuda company, and, unless the context otherwise requires or is otherwise as expressly stated, its direct and indirect subsidiaries, Max Re Ltd., a Bermuda company licensed under the laws of Bermuda as a Class 4 insurer and long-term insurer (“Max Re”), Max Europe Holdings Limited (“Max Europe Holdings”) and its wholly owned operating subsidiaries Max Re Europe Limited (“Max Re Europe”) and Max Insurance Europe Limited (“Max Insurance Europe”), each incorporated and operated in Dublin, Ireland (collectively referred to as “Max Europe”), Max Re Diversified Strategies Ltd., a Bermuda company that invests in entities that pursue alternative investment strategies (“Max Re Diversified”), and Max Re Managers Ltd., a Bermuda company licensed under the laws of Bermuda as an insurance manager (“Max Re Managers”).

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

General Description

Max Re Capital is a holding company formed in July 1999 under the laws of Bermuda. The Company commenced operations in January 2000. Through its subsidiaries Max Re, Max Re Europe and Max Insurance Europe, the Company provides multi-line reinsurance and insurance products. Max Re Managers provides reinsurance underwriting and administrative services on a fee basis. Max Re Diversified holds all of the Company’s alternative investments, other than reinsurance private equity investments that are held by Max Re. Max Europe Holdings is the holding company for the Company’s European operating subsidiaries and was formed in June 2003 under the laws of Ireland.

In December 1999, the Company raised gross proceeds of $331 million from an initial private placement of its Common Shares and non-voting common shares of Max Re, par value $1.00 per share. In March 2000, the Company completed a second private placement of the Common Shares which raised an additional $180 million of gross proceeds. The Company used substantially all of the net proceeds of these offerings to capitalize its reinsurance operations.

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

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for Common Shares and warrants to acquire Common Shares. The effect of this exchange resulted in the elimination of minority interest and increase in shareholders’ equity of equal amounts as of the date of the exchange.

Business Segments

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. The table below sets forth the Company’s gross premiums written by type of risk for the years ended December 31, 2003, 2002 and 2001. Additional information about the Company’s business segments is set forth in Note 16 to the audited consolidated financial statements of the Company included herein.

Segment Analysis of Gross Premiums Written

Gross premiums written, by type of risk assumed, for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Property and Casualty:
Whole Account	$201,792	20.0%	$232,554	35.9%	$196,077	27.6%
Workers’ Compensation	80,375	8.0	88,431	13.7	300,327	42.3
General Liability	134,753	13.3	50,613	7.8	—	—
Professional Liability	275,965	27.3	107,988	16.6	—	—
Aviation and Marine	89,230	8.9	—	—	—	—
Property	8,284	0.8	—	—	—	—
Accident and Health	94,165	9.3	116,325	18.0	—	—
Medical Malpractice	13,708	1.4	—	—	48	—
Other	3,257	0.3	36,823	5.7	—	—

Aggregate Property and Casualty	$901,529	89.3	$632,734	97.7	$496,452	69.9

Life and Annuity:
Life	$108,250	10.7	$—	—	$3,988	0.5
Disability	—	—	—	—	109,983	15.5
Health	—	—	14,656	2.3	—	—
Structured Settlement	—	—	—	—	100,128	14.1

Aggregate Life and Annuity	$108,250	10.7	$14,656	2.3	$214,099	30.1

Aggregate Property and Casualty and Life and Annuity	$1,009,779	100.0%	$647,390	100.0%	$710,551	100.0%

The majority of the Company’s clients are insurers, reinsurers and companies located in the United States. Calculated based on the location of the cedent, the Company derived approximately 62.9%, 63.7% and 72.4%, of gross premiums written for the years ended December 31, 2003, 2002 and 2001, respectively, from cedents located in the United States. The Company sources business throughout Europe, which represented approximately 37.1%, 36.3% and 27.6%, of gross premiums written for the years ended December 31, 2003, 2002 and 2001, respectively.

For the years ended December 31, 2003, 2002, and 2001, the Company derived approximately 89.3%, 97.7% and 69.9%, respectively, of its gross premiums written from property and casualty products and 10.7%, 2.3% and 30.1%, respectively, from life and annuity products. Due to continual changes in industry and global economic cycles, the Company anticipates that the percentages of premiums written will fluctuate regularly between its property and casualty products and life and annuity products.

Description of Business

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and life and annuity, including disability, markets. To manage its reinsurance and insurance liability exposure, structure its investment portfolio and assess overall risk, the Company models its underwriting and investments on an integrated basis.

The Company’s integrated risk management and the cash flow characteristics of the Company’s products allow the Company to invest a portion of its assets in alternative investments, in addition to high grade fixed maturities investments.

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

The Company’s traditional reinsurance products do not typically include certain features described above and, accordingly, they expose the Company to greater reinsurance loss than the structured or alternative risk transfer products. Generally, the Company’s traditional reinsurance products are written on market terms with participation by other reinsurers.

The Company’s primary focus is on the casualty classes, such as whole account, workers’ compensation, general liability, professional liability, accident and health and medical malpractice with a lesser focus on aviation and marine, property and homeowners. Whole account coverage provides integrated liability coverage across a client’s multi-line portfolio of risk and may include some or all of the classes above.

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

The Company’s property and casualty reinsurance contracts are written on either a quota share, also known as proportional or pro rata, basis or on an excess of loss basis. With respect to quota share reinsurance, the Company shares the premiums as well as the losses and expenses in an agreed proportion with the ceding client. With respect to excess of loss reinsurance, the Company indemnifies the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, the Company may provide a ceding commission to the client.

Insurance Products

In the first quarter of 2003, the Company began offering excess liability and professional lines insurance products, primarily to Fortune 1000 clients. The excess liability products are excess umbrella liability, excess product liability, excess medical malpractice and excess product recall. The professional lines products offered are directors and officers, errors and ommissions and employment practices liability. The products offered by the Company are underwritten in Bermuda and Ireland.

The products noted above are underwritten by the Company on an individual risk basis, which in many cases includes a face to face meeting with the client in Bermuda or Ireland. Excess Liability and Professional Liability premiums accounted for approximately equal shares of the gross premium written for traditional insurance products for the year ending December 31, 2003. The Company also offers alternative risk transfer insurance products with alternative risk transfer features to its clients.

Reinsurance and Insurance Premium Activity

For the years ended December 31, 2003, 2002 and 2001, $302.3 million, $275.5 million and $94.1 million, or 33.5%, 43.5% and 19.0%, respectively, of gross premiums written were written on a quota share basis and $599.2 million, $357.2 million and $402.4 million, or 66.5%, 56.5% and 81.0%, respectively, were written on an excess of loss basis.

Life and Annuity

The Company’s life and annuity reinsurance products focus on existing blocks of business. They typically take the form of co-insurance structures, where generally the risk is reinsured on the same basis as that of the original policy. In a co-insurance transaction, the Company receives a percentage of the gross premium charged to the policyholder by the client less an expense allowance that the Company grants to the client, as the primary insurer. By transferring liabilities and the related assets to the Company in these co-insurance transactions, the Company seeks to allow its life and annuity clients to achieve capital relief and improved returns on equity.

The life and annuity risks the Company underwrites include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The disability products the Company underwrites include morbidity risk and, to a lesser extent, early surrender and lapse risks. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions. Life reinsurance is often written on a yearly renewable term basis, where the predominant risk is the mortality of the insured population. However, the Company’s co-insurance structures typically involve a certain level of investment risk, with the Company reinsuring a percentage of the ceding clients’ investment risk.

The Company seeks to write life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, variable life, corporate owned life, term life, fixed annuities, variable annuities and structured settlements.

Pricing of the Company’s life and annuity reinsurance products is based on actuarial models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements for all products.

Underwriting and Risk Management

The Company attempts to manage its underwriting exposures by diversifying across many underlying insureds with small policy limits per insured. The Company’s largest underlying exposure in the property and casualty reinsurance business is workers’ compensation, (including reinsurance written as such and workers’ compensation exposure embedded in other types of contracts such as whole account), which has attractive features of payments over many years and low statutorily defined cash payout amounts. The exposure in the Company’s property and casualty traditional insurance business is allocated approximately evenly between general liability and professional liability business. With its life reinsurance products, the Company’s focus is on reinsuring blocks of business having small underlying policy limits spread across a large population of insureds and avoids high policy limit exposures.

The Company seeks to reduce the volatility transmitted from underlying risks assumed through its written business by setting and maintaining overall aggregate limits on liabilities, sub-limits on liabilities, attachment points for liabilities and contract terms providing for additional premium where losses are worse than expected.

The Company manages its overall risk by attempting to manage the volatility of its asset mix in the context of its liabilities. The Company believes that its portfolio of underwriting risks benefits from diversification and complements its investment strategy. The Company accesses the retrocession and capital markets to transfer risk to other parties when competitive advantages permit them to assume a risk for a lower price. The Company also manages the amount of leverage that it employs on the liability side of its business based upon continual assessment of the risks and opportunities in the capital and underwriting markets.

The Company uses a series of proprietary and non-proprietary actuarial and financial models in an effort to analyze the underlying risk characteristics of its liabilities and assets. The Company conducts both transaction-by-transaction modeling as well as portfolio aggregation modeling. The Company then analyzes these modeling efforts on an integrated basis in an effort to determine the aggregation of its underwriting risks and investment risks and the ultimate impact adverse events might have on the Company’s surplus.

The Company utilizes dynamic financial analysis to examine the possible effects of future variables, such as the effect of inflation on the cost of losses, using multiple scenarios to predict the range of outcomes and prices of its products. In addition, the Company attempts to manage capital adequacy by incorporating value at risk and risk based capital analyses into its modeling. Through the use of dynamic financial analysis, the Company seeks to measure adequately the financial risk inherent in each transaction and the portfolio overall, and the potential for adverse scenarios producing projected losses and potential negative cash flow. Additionally, by employing a risk based capital analysis, rather than using premium income as a measure of risk, the Company is able to obtain an estimate of the amount of capital to be allocated to each transaction and its portfolio of liabilities. The Company believes that its analysis of loss payment patterns enables it to generate meaningful projections of the total and interim cash flows of its liability portfolios. The Company then uses the projections to determine the profile of liquidity and investment returns required of its investment portfolio. The Company believes that this integrated approach allows it to optimize the use of its capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance, insurance and investment opportunities.

Due Diligence

The Company performs a significant amount of due diligence on every material transaction that it considers underwriting, and performs regular monitoring and periodic due diligence on the transactions that it completes. Generally, the Company complements its internal skills with reputable third party resources. Third party actuaries, attorneys, claim adjusters and other professionals perform on-site client due diligence on the Company’s behalf and assist the Company in modeling transactions and contract documentation.

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

The Company utilizes retrocessional arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts that are available in the retrocessional market as a means to manage risk on the products it writes. In quota share reinsurance arrangements, the retrocessionaire shares a proportional part of the Company’s premiums and losses associated with the risks being reinsured, while in excess of loss reinsurance and stop-loss contracts, the retrocessionaire agrees to cover all losses in excess of the amount of risk the Company has retained, subject to negotiated limits. The Company’s strategy includes purchasing reinsurance to limit losses on a single risk or transaction, or on a whole portfolio basis, as the need arises.

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

The Company prefers to cede risk to a retrocessionaire on a funds withheld basis. Retroceding risk on this basis allows the Company to cede risk while retaining collateral for its retrocessionaire’s obligation. Since the Company is liable with respect to the reinsurance that it cedes in the event that a retrocessionaire is unable to meet its obligations assumed under a retrocession agreement, the financial strength of each retrocessionaire is evaluated and monitored. Two retrocessionaires accounted for 61.8% and 28.7% of the Company’s losses recoverable from reinsurers as of December 31, 2003. These retrocessionaires have a financial strength rating of “A-” and “A”, respectively by A.M. Best Company as of February 27, 2004. The Company retains funds from these two retrocessionaires to secure the obligations.

Reserves

To recognize liabilities for unpaid losses and loss adjustment expenses and life and annuity benefits, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay losses and related expenses with respect to insured events that have occurred on or before the balance sheet date, including events that have occurred but have not been reported by the ceding client. The adequacy of the Company’s reserves is reviewed annually by outside actuaries to support management’s estimates. Future losses and policy benefits constitute the majority of the Company’s financial obligations.

Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the Company expects the ultimate settlement and claim administration will cost. While the methods for establishing the reserves are well tested over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based upon the Company’s assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors, including the actions of third parties, that are beyond the Company’s control.

Loss and loss adjustment expenses and life and annuity benefits, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of case reserves, reserves for incurred but not reported losses and loss adjustment expenses.

Property and Casualty Reserve Process

The Company’s property and casualty reserves are compiled on a transaction-by-transaction basis and are computed on an undiscounted basis. The reserves include amounts for:

•	Claims reported but not yet paid (Case Reserves),

•	Claims incurred but not reported (IBNR) and

•	Estimated expenses of adjusting and settling claims, including legal and other fees (Loss Adjustment Expenses).

The Company establishes and reviews these reserves on a regular basis. The process for establishing reserves is based upon both internally generated actuarial analysis and models, and data provided by clients. The Company uses a variety of actuarial techniques and methods in estimating its ultimate liability for losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by line of business, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement the Company’s own data in selecting “tail factors” and in areas where the Company’s own data is limited.

In the course of its ongoing reserve analysis, the Company reviews loss reports received from its clients to confirm that submitted claims are covered under the contract terms, establishes reserves on an individual client basis and takes into account industry loss activity and industry loss trends. Other factors considered by the Company in this process include historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional experience and other data become available and are reviewed, these reserve estimates are revised. This process may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

Life and Annuity Reserve Process

The Company’s life and annuity reserves are compiled on a transaction-by-transaction basis and are computed on a discounted basis. The Company establishes and reviews its life and annuity reserves on a regular basis. The process for establishing reserves is based upon cash flow projection models that utilize both internally generated actuarial analysis, and data provided by clients. The Company establishes and maintains reserves at a level that, when taken together with future interest earned on these reserves, will in the Company’s estimation be sufficient to support all the future cash flow benefit and third party servicing obligations as they become payable.

Since the development of the Company’s life and annuity reserves is based upon cash flow projection models, the Company must make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. The Company establishes such estimates based upon transaction specific historical experience, information provided by ceding companies and industry experience studies. Actual results could differ materially from these estimates. The Company monitors actual experience and, where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

Evaluation of Loss Reserves

The Company regularly reviews and updates its methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverables, and adjustments resulting from this review are reflected in income in the period such adjustments are determined. In connection with the process, the Company relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a difficult process, especially in view of changes in the legal environment that affect the development of loss reserves. Therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment.

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward. Even then, the ultimate net liability may be less than or greater than the Company’s revised estimates.

The following table represents the development of balance sheet property and casualty reserves in accordance with accounting principles generally accepted in the United States of America (“GAAP”) since the Company’s commencement of operations on January 1, 2000 through December 31, 2003. This table does not present accident or policy year development data. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the reestimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	2000	2001		2002		2003
As at December 31,
Reserve for property and casualty losses originally stated, net of reinsurance	$110,394	$264,490	(1)	$414,731	(1)	$760,000

Cumulative net paid losses,
1 year later	6,154	119,734		107,841		—
2 years later	92,676	184,216		—		—
3 years later	116,580	—		—		—

Reserves re-estimated as of
1 year later	126,104	293,835		410,830		—
2 years later	154,410	288,288		—		—
3 years later	151,007	—		—		—

Net cumulative redundancy (deficiency)	(40,613)	(23,798)		3,901		—

(1)	Reserve balance adjusted to reflect reclassification of a reinsurance contract to a deposit liability.

Adverse development on two whole account stop loss covers written in 2000 principally account for the deterioration of the reserve balances at December 31, 2000 and December 31, 2001, respectively. The contracts have workers compensation as the principal underlying risk, where losses incurred and settled by the underlying reinsured exceeded the Company’s estimates and consequently resulted in additional losses being recorded by the Company. The reserve for the first of these two contracts was increased by $11.2 million in the year ended December 31, 2001 but was subsequently reduced by $10.2 million at final commutation of the liability in 2002.

The reserve for the second of these contracts was increased by $36.8 million in the year ended December 31, 2002 based on loss information received. Consequently, the reserve increase with respect to this contract affected both the 2000 and 2001 balance sheet reserve re-estimation in the table above. For this contract, the adverse loss development triggered additional premiums, net of acquisition costs and inclusive of interest on premiums, of $29.2 million to the Company. The contract was commuted in 2003 with no further loss development.

The Company structures a number of its contracts with features to reduce its overall loss exposure by requiring clients to pay additional premiums in the event of adverse loss activity. A summary of additional premiums relating to contracts where the loss development has triggered this type of premium together with the effect of those premiums on the net cumulative reserve redundancy (deficiency) is as follows:

	2000	2001	2002
As at December 31,
Net cumulative redundancy (deficiency)	$(40,613)	$(23,798)	$3,901
Additional premiums	29,187	36,978	9,998

Adjusted redundancy (deficiency)	$(11,426)	$13,180	$13,899

For additional information on the Company’s reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2003, 2002 and 2001, please refer to Note 4 to the audited consolidated financial statements of the Company included herein.

Marketing

The Company believes that diversity in its sources of business reduces the potential adverse effect arising from the termination of any one of its business relationships. The Company’s marketing plan calls for the development of relationships with potential clients that the Company believes have a need for reinsurance or insurance, based on regulatory filings, industry knowledge and market trends. Given the nature of its business, the Company targets clients through broker markets, existing relationships and non-traditional marketing channels.

The Company uses independent professional brokers to market and obtain a majority of its property and casualty business. For the years ended December 31, 2003, 2002 and 2001, intermediaries and brokerage firms accounted for 84%, 80% and 71%, respectively, of gross premiums written. For the years ended December 31, 2003, 2002, and 2001, the top three producing intermediaries and brokerage firms accounted for 36%, 15% and 11%; 25%, 24% and 18%; and 26%, 16% and 11%, respectively, of gross premiums written.

In addition to using independent professional brokers, the Company and its employees attempt to capitalize on existing relationships with insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

The Company seeks to earn a superior risk-adjusted total return on its assets by engaging in an investment strategy that combines fixed maturities investments and alternative investments that employ strategies to manage investment risk. The Company diversifies its portfolio to limit volatility and attempts to maintain adequate liquidity in its fixed maturities investments to fund operations and protect against unexpected events. The Company seeks to manage its credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The managers of the fixed maturities investments and alternative investments are selected by the Company’s board of directors (the “Board of Directors”), through its Finance and Investment Committee. The Board of Directors periodically reviews the investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2003, approximately 68.5% of the Company’s investment portfolio was invested in cash and fixed maturities and approximately 31.5% was invested in alternative investments. The Company intends to allocate between 50% and 80% of its investment portfolio in cash and fixed maturities securities and between 20% and 50% in alternative investments. However, this allocation can vary from the targeted amounts because of cash flow and market value variations at specific points in time.

Aggregate Portfolio Results

The following table shows the annual rate of return (1) of the Company’s cash and fixed maturities investments, alternative investments and aggregate investment portfolio for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Cash and Fixed Maturities Investments	3.26%	8.59%	8.55%
Alternative Investments(2)	16.57	5.24	6.69
Aggregate Portfolio(3)	7.74	7.37	7.78
Merrill Lynch Master Bond Index	4.12	10.41	8.32
S&P 500® with dividends reinvested	28.67	(22.09)	(11.87)
80% Merrill Lynch Master Index and 20% S&P Index®	8.72	3.92	4.55

(1)	Annual rate of return means the annual rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by one hundred.
(2)	Max Re Diversified holds all of the Company’s alternative investments other than reinsurance private equity investments that are held by Max Re.
(3)	The aggregate portfolio consists of both cash and fixed maturities and the alternative investments.

This annual rate of return information should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2003, approximately 68.5% of the Company’s total investment portfolio was invested in cash and fixed maturities and was managed by General Re-New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management. The Company’s fixed maturities investments are comprised of liquid, high quality securities. At December 31, 2003, the fixed maturities investments had a dollar-weighted average rating of “AA+”, an average duration of approximately 3.88 years and an average book yield to maturity of 3.92%.

The investment strategy and guidelines for the Company’s fixed maturities investments emphasize diversification and preservation of principal. Under the current fixed maturities investment guidelines, the Company may not purchase a security for the portfolio unless it has a minimum rating of BAA3/BBB-, or its equivalent, from at least one nationally recognized statistical rating organization. In addition, a minimum weighted average credit quality rating of AA2/Aa, or its equivalent, must be maintained for the fixed maturities investment portfolio as a whole. The fixed maturities investment guidelines provide that the fixed maturities investments may not be leveraged.

The cash and fixed maturities investments provide liquidity for day-to-day operations. The Company believes that it is able to satisfy its foreseeable cash needs from its cash and fixed maturities investments. Accordingly, the Company believes that its cash and fixed maturities investment guidelines reduce the likelihood of having to liquidate any portion of the Company’s alternative investments to meet near term cash flow needs.

Additional information about the Company’s fixed maturities investments can be found in Notes 2 and 3 to the audited consolidated financial statements of the Company included herein.

Alternative Investments

Based on fair values at December 31, 2003, approximately 31.5% of the Company’s investment portfolio was invested in alternative investments. Max Re Diversified holds all of the Company’s alternative investments other than reinsurance private equity investments that are held by Max Re. Moore Capital Management, LLC (“Moore Capital”) serves as fund of funds advisor for Max Re Diversified. As of December 31, 2003, Max Re Diversified was invested in approximately 45 underlying alternative investment funds that currently represent ten investment strategies. These strategies were selected because of their low correlation with the stock market, the bond market and each other. At December 31, 2003, the types of fund strategies in which Max Re Diversified had invested were Long/Short Equities, Convertible Arbitrage, Global Macro, Event Driven Arbitrage, Diversified Arbitrage, Fixed Income Arbitrage, Distressed Securities Investing, Emerging Markets, Commodities Trading and Opportunistic Investing. The Company’s alternative investment guidelines also provide that Max Re Diversified may be invested in Merger Arbitrage and Long/Short Credit.

The Company’s alternative investments are invested in accordance with investment guidelines, which may be amended from time to time by the Company’s Board of Directors. The alternative investment guidelines currently mandate, among other things:

•	investment in a minimum of five distinct alternative investment strategies;

•	no one strategy may represent more than 25% of the book value of the alternative investments, with further concentration limits imposed on certain strategies;

•	investments with less than quarterly liquidity may not exceed 15% of the alternative investment portfolio; and

•	investments in any single underlying fund may not result in such fund exceeding 5% of the book value of the alternative investment portfolio.

Under the terms of the Company’s customer agreement and trading authorization contract with Moore Capital, Moore Capital may make discretionary investment determinations so long as those determinations comply with the Company’s alternative investment guidelines. Moore Capital did not receive fees as the fund of funds advisor for Max Re Diversified from the Company’s inception through 2002. However, effective January 1, 2003, Max Re Diversified began paying a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of funds in which Max Re Diversified is invested and that are not managed directly by Moore Capital. At December 31, 2003, approximately $703.1 million, or 93.1%, of Max Re Diversified’s investments were in funds not managed directly by Moore Capital or its affiliates.

A summary of the underlying strategies in which the Company may invest its alternative investments is as follows:

Long/Short Equities. Funds that pursue a long/short strategy typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. The strategy attempts to create investment returns through superior stock selection based upon fundamental analysis rather than create returns based simply upon an upward price direction of the overall stock market. While this strategy can profit from either positive or negative price trends in the overall stock market, most managers generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. The securities purchased and sold in this strategy are generally common stocks of publicly traded companies.

Convertible Arbitrage. Funds that pursue a convertible arbitrage strategy typically simultaneously make purchases of a convertible bond and a short sale of the underlying common stock, which results in an offsetting hedged position. This strategy generates returns from equity market volatility in either up or down directions. Income is also earned from the coupon interest payment on the convertible bond and from the short sale rebate, which is effectively interest paid on balances generated from the short sale of the underlying common stock. The principal risk of the strategy is a decline in the price of the convertible bond due to interest rate movements or credit quality changes that are not offset by an increase in the value of the corresponding common stock short position.

Global Macro. Funds that pursue a global macro strategy typically participate in directional trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions. A global macro fund will typically buy or sell securities such as Treasury bills and government notes and bonds, corporate bonds, foreign currencies and common stocks of individual companies or futures contracts on stock indices such as the S&P 500®. A global macro fund typically purchases both securities, such as common stocks or government bonds, as well as derivatives of such securities. Such derivatives would include futures and forward contracts as well as options. The principal risk of this strategy is that funds pursuing the strategy may incorrectly predict macroeconomic trends.

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

Diversified Arbitrage. Funds classified as diversified arbitrage simultaneously pursue a variety of market neutral strategies such as convertible arbitrage and event driven arbitrage. By combining multiple skill sets within the same fund, these managers are able to allocate resources from one market neutral strategy to another in an effort to focus opportunistically on those strategies perceived to offer the greatest potential for returns in any given environment.

Fixed Income Arbitrage. Funds classified as fixed income arbitrage seek to make returns by arbitraging fixed income securities. Principal trading activities include making arbitrage trades based on aberrations in the yield curve, credit spreads or between sectors in the fixed maturity market, such as between mortgage backed securities and asset backed securities.

Distressed Securities Investing. Funds that pursue distressed investing purchase securities of companies experiencing financial stress. Typically, these companies are engaged in debt restructuring or subject to provisions of Federal bankruptcy laws.

Emerging Markets. Emerging market funds seek to generate returns by employing fundamental analysis of emerging market countries and investing in government and corporate securities of emerging market countries.

Commodities Trading. Commodities trading advisors seek to make returns by trading futures, options and other securities on the regulated commodities exchanges and over the counter.

Opportunistic Investing. The Company’s principal opportunistic investment is in a fund that focuses on investing in distressed loan portfolios in Japan. Such loans tend to be collateralized by real estate and are typically purchased for a small fraction of the original loan amount. This strategy involves analysis of the value of the real estate collateral underlying each loan. The fund then attempts to work out each of the individual loans for greater than its purchase price from the selling institution. The securities purchased in this strategy are normally private debt obligations for which there is no public market.

Merger Arbitrage. Funds that pursue a merger arbitrage strategy typically simultaneously make purchases of common stock of a company being acquired or merged and execute a short sale of the common stock of the acquiring company.

Long/Short Credit. Funds that pursue a long/short credit strategy seek opportunities to invest primarily in high grade, high yield and distressed fixed maturity securities based on identification of imbalance in valuation and capital allocation across credit ratings, industry sectors and geographic regions.

In addition to funds held through Max Re Diversified, the Company’s alternative investments include private equity investments in reinsurance entities made by Max Re. Current investments include Grand Central Re Limited, a Bermuda multi-line property and casualty and life and annuity reinsurer (“Grand Central Re”), and DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer.

As of December 31, 2003 and 2002, the Company’s alternative investments were allocated as follows:

	2003		2002
	Fair Value	Percentage of Fair Value of Alternative Investment Portfolio	Fair Value	Percentage of Fair Value of Alternative Investment Portfolio
	(in thousands)		(in thousands)
Long/short equity	$71,657	8.6%	$59,222	9.1%
Convertible arbitrage	88,065	10.6	36,290	5.6
Global macro	112,717	13.6	93,240	14.3
Event driven arbitrage	47,414	5.7	48,286	7.4
Diversified arbitrage	117,728	14.2	123,173	18.9
Fixed income arbitrage	65,091	7.8	47,164	7.2
Distressed securities investing	132,276	15.9	79,445	12.1
Emerging markets	58,358	7.0	24,971	3.8
Commodities trading	52,576	6.3	33,440	5.1
Opportunistic investing	9,407	1.1	33,617	5.1

Total Max Re Diversified	755,289	90.8	578,848	88.6
Strategic equity investments	76,070	9.2	74,317	11.4

Total alternative investment portfolio	$831,359	100.0%	$653,165	100.0%

The Company is able to liquidate the alternative investments held through Max Re Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which the alternative investments are invested require 30 days’ notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with the alternative investment guidelines, a minimum of 85% of the alternative investment portfolio held through Max Re Diversified must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2003, the liquidity profile of the alternative investments held through Max Re Diversified was:

• monthly	36.1%
• quarterly	57.3%
• other	6.6%

Once a notice of withdrawal is given, the Company is subject to periods extending up to 60 days before the cash proceeds must be returned by an investment fund. Although the Company believes that its fixed maturities investments provides sufficient liquidity to satisfy the claims of its insureds and ceding clients, in the event that the Company were required to access assets invested in the alternative investments, its ability to do so may be impaired by these liquidity constraints.

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

The Company competes directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in the Company’s chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Competitors that offer on a worldwide basis reinsurance and insurance products similar to products the Company offers include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all of which are larger companies, have higher credit ratings and have greater credit capacity than the Company. Additionally, competitors such as Axis Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. entered the market following the improvement in pricing levels and contract terms for property and casualty business, resulting primarily from the September 11, 2001 tragedy.

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

Administration

The Company provides most of its own management and administrative services, setting and administering its loss reserves and policy benefits. The Company’s underwriters, chief risk officer and actuaries assist the claims personnel in performing traditional claims tasks such as monitoring claims and reserving. The Company also engages third parties to administer claims on some of the business that the Company reinsures. In addition, the Company hires third party claims specialists from time to time to assist in evaluating loss exposure and establishing reserving practices and other claims-paying procedures when the Company writes business that is highly specialized. The Company self manages and administers the claim activity associated with its insurance operations, which commenced in January 2003. The Company utilizes both internal resources and external experts in the reserving and settlement of the insurance claims.

The Company, together with its clients, selects an independent third party claims administrator to administer the losses and benefit payments of the clients’ primary insureds that are covered on certain reinsurance transactions. The Company is responsible for the benefit payment expense charged by the third party administrators. The Company and its clients enter into contracts with long-term cancellation provisions with the third party administrators. If a third party administrator contract is terminated, the Company and the client would have to identify and contract with a substitute third party administrator.

Regulation

Bermuda

The Insurance Act 1978, and amendments thereto and related regulations of Bermuda (the “Insurance Act”), regulates the reinsurance business of Max Re. In addition, the Insurance Act regulates the reinsurance management business of Max Re Managers. The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements and grants to the Bermuda Supervisor of Insurance powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies. Max Re is required to prepare annual statutory financial statements, file an annual statutory financial return and have the statutory reserves actuarially certified. Max Re Diversified is subject to regulations under the Companies Act 1981 and the Investment Business Act 2003.

Max Re Capital, Max Re, Max Re Managers and Max Re Diversified are required to comply with the provisions of the Companies Act 1981 of Bermuda regulating the payment of dividends and making distributions from contributed surplus.

Ireland

Max Insurance Europe and Max Re Europe are subject to regulation by the Irish Financial Services Regulatory Authority (IFSRA) under the Irish Insurance Acts 1909 to 2000, regulations promulgated under those Acts, regulations relating to insurance business promulgated under the European Communities Act 1972, directions issued under those regulations and guidelines issued by IFSRA (collectively, the “Insurance Acts and Regulations”).

Max Insurance Europe is required to maintain statutory reserves in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules, and statutory reserves must be actuarially certified annually.

United States and Other Jurisdictions

The Company is currently not licensed or admitted as an insurer in any jurisdiction except Bermuda and Ireland. The insurance laws of each state in the United States and of many other jurisdictions regulate the sale of insurance and reinsurance within their jurisdiction by insurers, such as Max Re, which are not licensed or admitted to do business within such jurisdictions. The Company conducts its business through its Bermuda and Dublin offices and does not intend to conduct any activities that may constitute the transaction of the business of insurance in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or nonadmitted reinsurers if certain prescribed security arrangements are made. Because Max Re is not licensed, accredited or approved in any jurisdiction except Bermuda and Ireland, in certain instances the Company’s reinsurance customers require it to obtain a letter of credit or enter into other security arrangements.

Employees

As of December 31, 2003, the Company had 55 employees.

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

The Company leases office space in Hamilton, Bermuda and Dublin, Ireland, the locations in which it operates. The Company leases office space on a long-term basis in Bermuda, which the Company believes will be adequate for anticipated future operations. The lease in Ireland is currently on a month-to-month basis. Although sufficient to conduct current operations, the Company is seeking to lease replacement space in Dublin, Ireland on a long-term basis to support future operations.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2003, the Company was not a party to any material litigation or arbitration. The Company anticipates that it may become subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(A) Market Information

The Company’s Common Shares began trading on the Nasdaq National Market under the symbol MXRE on August 14, 2001. Prior to that time, there was no trading market for the Common Shares. The following table sets forth for the periods indicated the high and low closing sale price of the Common Shares on the Nasdaq National Market.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$13.15	$9.96	$16.75	$13.50
Second Quarter	$15.70	$12.58	$16.06	$13.30
Third Quarter	$17.60	$14.45	$13.29	$10.12
Fourth Quarter	$22.50	$16.99	$12.20	$9.39

The Common Shares began trading on the Bermuda Stock Exchange (“BSX”), under the symbol MXRE BH on December 17, 2001. For the period December 18, 2001 through June 18, 2002, the last day a closing price was reported by the BSX, the high and low price of the Common Shares on the BSX was $15.50 and $13.70, respectively.

(B) Holders

As of February 27, 2004, the number of holders of record of the Common Shares was approximately 133.

(C) Dividends

The Company began paying a quarterly cash dividend of $0.02 per Common Share ($0.08 annually) in the fourth quarter of 2001. Prior to that time, the Company had not declared or paid any dividends on its Common Shares. In the fourth quarter of 2003 the Company paid a cash dividend of $0.03 per Common Share. Any determination to pay cash dividends is at the discretion of the Board of Directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The Company’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. Max Re is subject to Bermuda regulatory constraints that affect its ability to pay dividends to the Company. Under the Insurance Act, Max Re must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Insurance Act. In addition, as a long-term insurer Max Re must maintain long-term business assets of a value of at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends unless the value of its long-term business assets exceeds the amount of its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least $250,000. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

Under the Bermuda Companies Act 1981, each of the Company, Max Re, Max Re Managers and Max Re Diversified may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due. Under the Insurance Acts and Regulations, each of Max Europe Holdings, Max Re Europe and Max Insurance Europe

may only declare a dividend if, among other matters, such payment would not reduce its statutory surplus below the required minimum. Accordingly, the Company cannot assure shareholders that it will declare or pay dividends in the future. In addition, each of Max Re’s three letter of credit facilities prohibits Max Re from paying dividends at any time that it is in default under the respective facility, which will occur if the Company’s shareholders’ equity or Max Re’s shareholders’ equity is less than a specified amount as well as in certain other circumstances.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about the Company’s Common Shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Board of Directors under all of the Company’s existing equity compensation plans, including the Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,940,665	(1)	$15.28	2,124,921	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,940,665	(1)	$15.28	2,124,921	(2)

(1)	Includes 2,188,479 Common Shares issuable upon the exercise of options that were outstanding under the Incentive Plan as of December 31, 2003. The Incentive Plan was approved by the shareholders of the Company at the Annual General Meeting of Shareholders in 2000 and an amendment to the Incentive Plan was approved by shareholders at the Annual General Meeting of Shareholders in 2002. Also includes 2,752,186 Common Shares issuable upon the exercise of warrants granted in 1999, 2000 and 2001 to the Named Executive Officers and certain other employees of the Company pursuant to their respective employment agreements with the Company. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.
(2)	Represents the difference between the number of securities issuable under the Incentive Plan (5,000,000) and the number of securities issued under the Incentive Plan as of December 31, 2003 (2,875,079), which consist of options to acquire 2,188,479 Common Shares as well as 686,600 shares of restricted stock.

(E) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of Common Shares by the Company or affiliated purchasers during the three months ended December 31, 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2003	2002	2001	2000
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,009.8	$647.4	$710.6	$409.7
Net premiums earned	727.2	388.0	500.9	401.4
Net investment income	60.1	64.4	43.9	38.9
Net gain on alternative investments	124.0	32.1	29.8	9.6
Income (loss) before minority interest	130.9	(7.1)	2.6	11.3
Fixed maturities and cash	1,805.9	1,371.7	982.4	507.3
Alternative investments	831.4	653.2	627.8	347.1
Total assets	3,495.6	2,643.4	2,048.6	935.5
Shareholders’ equity (1)	805.2	710.7	699.7	514.6
Book value per share (1)	17.82	15.75	14.92	14.70
Diluted earnings (loss) per share	2.84	(0.15)	0.06	0.35
Cash dividends per share	0.09	0.08	0.02	0.00
Return on average combined equity	17.27%	(1.01)%	0.4%	2.7%

(1)	Formerly shown as combined shareholders’ equity (shareholders’ equity and minority interest) and combined book value per share. On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for Common Shares of the Company and warrants to acquire Common Shares of the Company. The effect of this exchange resulted in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002, and for the year ended December 31, 2002 compared to the year ended December 31, 2001 and also a discussion of the Company’s financial condition as of December 31, 2003. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report.

Overview

The Company is a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. In the past two years, the property and casualty market has presented more opportunities to the Company than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates. Further, a weak global economy and corrections in the global capital markets over the last several years have resulted in a wider pricing gap between buyers and sellers for the type of life and annuity reinsurance products that the Company offers. The Company anticipates continuing greater demand for its property and casualty products than for its life and annuity products for the foreseeable future.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, the Company models its underwriting and investing activities on an integrated basis. The

Company’s integrated risk management, as well as features of its products, provides flexibility in making decisions regarding investments. The Company’s investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs ten strategies invested in approximately 45 underlying trading entities designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. The alternative investment portfolio also includes two strategic reinsurance private equity investments. Based on fair value at December 31, 2003, the allocation of invested assets was approximately 68.5% in cash and fixed maturities and 31.5% in alternative investments.

The Company’s principal operating subsidiary is Max Re. At December 31, 2003, Max Re had $793.2 million of shareholders’ equity. The Company conducts its European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. The Company also provides reinsurance underwriting and administrative services on a fee basis through Max Re Managers. The Company holds all of its alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

The Company achieved a key objective of shifting its property and casualty product mix toward traditional reinsurance and insurance business during the year ended December 31, 2003. The strategy resulted in improved underwriting performance, which, coupled with strong investment performance, enabled the Company to generate increased net income. Implementation of the shift in product mix was realized through the hiring of a seasoned team of insurance underwriting professionals with proven track records. The Company believes these professionals bring underwriting talent, experience, discipline and market presence, which allowed the Company’s insurance operations to grow to over 16% of total gross premium written volume for the year ended December 31, 2003.

The Company also realized a diversification of its reinsurance underwriting business. The shift in underwriting focus and hiring of additional traditional reinsurance underwriting professionals, coupled with the introduction of insurance operations, enabled the Company to develop its professional liability, general liability, aviation and property underwriting capability and to expand into additional lines of business. Consequently, the Company believes its underwriting portfolio is more balanced and diversified than in previous years.

The Company experienced growth in premium revenue during the year ended December 31, 2003 with gross premium written of $1,009.8 million compared to $647.4 million in 2002. The increase of 56.0% reflects the Company’s strategic decision to shift its product mix toward traditional reinsurance and insurance products during the year. These markets are presenting additional underwriting opportunities to the Company at favorable pricing terms. Traditional reinsurance operations represent 31.6% of total volume, up from 21.3% in the prior year. The Company recognizes the potential for increased volatility in its loss ratio arising from the shift in product mix to traditional reinsurance and insurance business. The Company plans to manage this risk by selecting appropriate line sizes and underlying exposures to diversify its existing underwriting portfolio and to continue to purchase reinsurance protection to manage its risk.

The Company’s shift in product mix has resulted in improved underwriting performance in 2003. Loss ratios (losses, benefits and experience refunds as a percentage of net premiums earned) for the property and casualty business have declined from 83.3% in 2002 to 74.5% in 2003 and the combined ratio (total losses and expenses as a percentage of net premiums earned) has similarly declined from 111.2% in 2002 to 99.8% in 2003. Traditional reinsurance and insurance products are expected to generate lower loss and combined ratios than structured risk transfer products. In 2004, the Company expects to continue to increase the percentage of its gross premium written volume represented by traditional reinsurance and insurance operations.

Losses, benefits and experience refunds represent the largest expense to the Company and account for over 50% of total liabilities at December 31, 2003. The Company establishes loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information received by the Company. The adequacy of the Company’s reserves is reviewed annually by outside actuaries to support management’s estimates. There was no significant adjustment to the Company’s reserves for the year ended December 31, 2003. An analysis of property and casualty loss development may be found in Note 4 to the audited consolidated financial statements, attached hereto.

The Company’s investments during the year ended December 31, 2003 produced a total return of 7.74% compared to 7.37% for the year ended December 31, 2002. The principal contributor to the investment performance during the year ended December 31, 2003, was the 16.57% rate of return generated on the Company’s alternative investments compared to a 5.24% rate of return in 2002. The Company currently invests in eleven strategies within its alternative investment portfolio, with all strategies showing positive rates of return during the year ended December 31, 2003. In 2003, the Company reallocated investments over a broader array of investment managers, to achieve diversification, to protect against concentrated exposure and to benefit from the proven track records of the new investment managers.

The Company continually assesses its liquidity needs by monitoring new business prospects and development of its existing operations. In 2003, the Company generated $451 million of cash from operations of which the Company invested $396 million in fixed maturities and alternative investments. The Company expects to continue to generate operating cash inflow in 2004 through profitable new business, which will be offset partially by paid losses on existing reinsurance and insurance obligations, as well as operating expenses.

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

The Company’s net investment income is a function of the average invested assets and the average yield that the Company earns on those invested assets. The investment yield on the Company’s fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of its fixed maturities holdings. The Company realizes capital gains or losses on its fixed maturities investments as a result of changing market conditions, including, but not limited to, changes in market interest rates and changes in the market’s perception of the credit quality of the Company’s fixed maturities holdings. The Company’s net gains on alternative investments is a function of the success of the funds in which the Company is invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies and general economic conditions, and the underlying operating results of the private equity reinsurance investments.

Expenses

The Company’s three principal expenses are losses, benefits and experience refunds, acquisition costs, and general and administrative expenses. Losses, benefits and experience refunds are based on the amount and type of reinsurance and insurance contracts written by the Company during the current reporting period and information received during the current reporting period from ceding clients pertaining to contracts written in prior years. The Company records losses, benefits and experience refunds based on an actuarial estimate of the expected losses, benefits and experience refunds to be incurred on each contract written. The ultimate losses, benefits and experience refunds depend on the actual costs to settle these liabilities. The Company increases or decreases losses, benefits and experience refunds estimates as actual claim reports are received. The Company’s ability to estimate losses, benefits and experience refunds accurately at the time of pricing its contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a percentage of the premiums on reinsurance and insurance contracts written. These costs are generally deferred and amortized over the period in which the related premiums are earned.

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

The Company’s premiums are recorded at the inception of each contract, based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of premium is usually contractually documented at inception, and no management judgment is necessary in accounting for this. For quota share or proportional contracts, gross premiums written are normally estimated at inception by the ceding client. The Company accounts for such premiums using the initial estimates, and then adjusts them as advised by its ceding clients. The Company also accrues for reinstatement and additional premiums resulting from losses. Such accruals are based upon contractual terms, and the only element of management judgment involved is with respect to the amount of losses, benefits and experience refunds, as described below. Premiums are earned on a pro rata basis over the coverage period.

Reinstatement and additional premiums are recognized and earned at the time losses are adjusted by the Company. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. Additional premiums are premiums charged based on loss experience during the policy term or coverage period.

Losses, benefits and experience refunds

Under GAAP, the Company is not permitted to establish loss reserves until the occurrence of an event that may give rise to a loss. Once such an event occurs, the Company establishes reserves based upon estimates of total losses incurred by the ceding client as a result of the event and the Company’s estimate of the portion of such loss it covers. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses.

Setting appropriate reserves for losses, benefits and experience refunds is an inherently uncertain process. Losses, benefits and experience refunds reserves represent estimates, at a given point in time, of the ultimate settlement costs of losses incurred (including IBNR losses, which are losses that have been incurred but not yet reported). The Company regularly reviews and updates these estimates using the most current information available and employing generally accepted actuarial methods. Consequently, the ultimate liability for a loss is likely to differ from the original estimate. Whenever the Company determines that an existing reserve for losses, benefits and experience refunds needs adjustment, it is required to record a change in estimate, increasing or decreasing the reserve with a corresponding reduction or increase, which could be material, in its operating results in the period in which the deficiency or redundancy is identified. Adjustments resulting from changes in the Company’s estimates are recorded in the period such adjustments are determined. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to the Company’s financial condition or results of its operations in the period such amounts are reported.

The Company’s reinsurance and insurance reserves are actuarial projections as of the balance sheet date of the ultimate unpaid losses and benefits associated with its reinsurance and insurance contracts. Considerable judgment is required to evaluate losses and benefits and establish liabilities for losses and benefits. The Company employs a variety of actuarial loss reserving techniques and several models to assist in the setting and reviewing of reserves. The actuarial loss reserves techniques and models employed are principally based on paid and incurred loss development methods. Further, the Company retains an independent actuarial firm to annually review the adequacy of the reserves as determined by management. Additional information regarding losses, benefits and experience refund amounts incurred will be revealed over time and the estimates of such amounts may need to be revised, resulting in gains and losses in the periods determined.

Investments

The Company’s investments are carried at fair value or amounts that approximate fair value. Fair value for the Company’s investments in fixed maturities is generally based on quoted market prices, dealer quotes or pricing models. At December 31, 2003, the valuation of approximately 98% of the Company’s fixed maturities investments was based on quoted market prices. Fair value for the Company’s alternative investments is generally based on the net asset value reported by the respective investment fund managers or, for its reinsurance equity investments, based on the carried amount under the equity method of accounting. The investment fund managers generally carry their trading positions and investments at fair value. The Company relies principally on the financial reports from these entities for recording the net gains on alternative investments in its statement of income. For its equity investments, the Company initially records the investments at cost and periodically adjusts the carrying values to recognize its proportionate share of income or loss from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by the Company’s investments carried under the equity method of accounting could result in losses.

See Note 2 to the audited consolidated financial statements of the Company included herein for the Company’s significant accounting policies.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Gross premiums written. Gross premiums written for the year ended December 31, 2003 were $1,009.8 million compared to $647.4 million for the year ended December 31, 2002, an increase of 56.0%. Gross premiums written for property and casualty were $901.5 million for the year ended December 31, 2003 compared to $632.7 million for the year ended December 31, 2002. Gross premiums written for property and casualty increased principally due to increased production of traditional reinsurance business and the commencement of the Company’s traditional insurance operations in the first quarter of 2003. Gross premiums written for life and annuity were $108.3 million for the year ended December 31, 2003 compared to $14.7 million for the year ended December 31, 2002. Gross premiums written for life and annuity in the year ended December 31, 2003 resulted from two life insurance contracts written in the fourth quarter.

Reinsurance premiums ceded. Premiums ceded for the year ended December 31, 2003 were $154.6 million compared to $54.7 million for the year ended December 31, 2002, an increase of 182.6%. Reinsurance premiums ceded were principally related to the Company’s quota-share retrocessional and aggregate stop loss agreements with Grand Central Re and the quota share retrocession of its traditional insurance business. In addition during 2003, the Company purchased specific reinsurance to manage the risks associated with certain lines of business and to manage the exposure retained by the Company on certain transactions. As the Company’s traditional reinsurance and insurance business grows, the Company is purchasing, and expects to continue to purchase, additional retrocessional coverage consistent with its risk management objectives.

Net premiums written. Net premiums written for the year ended December 31, 2003 were $855.2 million compared to $592.7 million for the year ended December 31, 2002, an increase of 44.3%. Net premiums written for property and casualty products for the year ended December 31, 2003 were $768.6 million compared to $580.3 million for the year ended December 31, 2002. Net premiums written for life and annuity products for the year ended December 31, 2003 were $86.6 million compared to $12.5 million for the year ended December 31, 2002.

Net premiums earned. Net premiums earned for the year ended December 31, 2003 were $727.2 million compared to $388.0 million for the year ended December 31, 2002, an increase of 87.4%. Property and casualty net premiums earned were $640.6 million, after the deduction of $86.6 million of earned premiums ceded, for the year ended December 31, 2003 compared to $375.6 million, after the deduction of $44.4 million of earned premiums ceded, for same period in 2002. Life and annuity net premiums earned were $86.6 million, after the deduction of $21.7 million of earned premiums ceded, for the year ended December 31, 2003 compared to $12.5 million, after the deduction of $2.2 million of earned premiums ceded, for the same period in 2002. The difference between net premiums written and net premiums earned for the year ended December 31, 2003 compared to 2002 reflects the earning pattern of an increasingly mature book of property and casualty contracts. In addition, the life and annuity business written in the fourth quarter of the year was fully earned in the year ended December 31, 2003.

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2003 decreased $4.3 million to $60.1 million compared to $64.4 million for the year ended December 31, 2002, a decrease of 6.7%. The decrease was principally attributable to a $13.4 million decline in the investment income earned from premiums and deposits withheld by clients during the year ended December 31, 2003. Funds withheld by clients declined significantly in the year principally due to the commutation of certain contracts. The overall decline in investment income was partially offset by the growth in the fixed maturities portfolio from $1,279.6 million to $1,604.4 million resulting from cash received from the collection of premiums written since December 31, 2002. For the year ended December 31, 2003, yields on the fixed maturity investments remained at historically low levels. The average investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2003 was 3.8% compared to an average yield of 5.2% for the year ended December 31, 2002. The decline principally relates to the reduction in interest earned on the funds withheld balances, which also decreased.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $124.0 million, including $12.1 million from the Company’s private equity reinsurance investments, for the year ended December 31, 2003 compared to $32.1 million, including $8.4 million from the Company’s private equity reinsurance investments, for the year ended December 31, 2002. The increase was attributable to both a 16.6% rate of return on the alternative investments for the year ended December 31, 2003 compared to a 5.2% rate of return for the year ended December 31, 2002 and an increase in the amount of the alternative investments resulting from cash flows generated from operating activities during 2003. Every alternative investment strategy employed by the Company was profitable during the year ended December 31, 2003. Alternative investment strategies principally contributing to income during the year ended December 31, 2003 were distressed securities, emerging markets, event driven arbitrage, global macro, long/short equity and fixed income arbitrage.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $592.3 million for the year ended December 31, 2003 compared to $361.0 million for the year ended December 31, 2002, an increase of 64.1%. Property and casualty losses were $477.3 million for the year ended December 31, 2003 compared to $313.0 million for the year ended December 31, 2002. The increase in property and casualty losses was related to the increase in property and casualty premiums written and earned during the year ended December 31, 2003 compared to the same period in 2002. The loss ratio for property and casualty business for the year ended December 31, 2003 was 74.5% compared to 83.3% for the year ended December 31, 2002. The decrease in loss ratio reflects the increased traditional reinsurance and insurance underwriting production which is currently producing lower loss ratios than the Company’s structured and alternative risk products.

During the year ended December 31, 2003, incurred losses related to prior year contracts amounted to $25.3 million, and included amortization of deferred charges on retrospective property and casualty reinsurance contracts of $4.0 million, and was net of $5.1 million in realized profits from contracts terminated during the current year that were written in prior years. The Company recognized additional premiums, net of acquisition costs, of $19.2 million relating to incurred losses on prior years, which offsets the increase in incurred losses related to prior year contracts. One reinsurance contract that provides whole account coverage accounted for $19.1 million of the prior year incurred losses amount. The contract is a multi year reinsurance contract under which additional premium was recorded for a prior year. The premium adjustment caused the Company to recognize additional losses for the prior year at a percentage rate consistent with the original loss ratio.

The life and annuity benefits were $114.9 million for the year ended December 31, 2003 which related to two transactions written and earned in the fourth quarter of the current year combined with the accretion of liability for future benefits on contracts written in prior years, compared to $47.9 million for the year ended December 31, 2002.

Acquisition costs. Acquisition costs were $149.5 million for the year ended December 31, 2003 compared to $97.7 million for the year ended December 31, 2002, an increase of 53.0%. The increase in acquisition costs results from an increase in property and casualty net premiums earned. The decline, in percentage terms, of acquisition costs to net premiums earned during the year ended December 31, 2003, from 25.2% to 20.6%, principally reflected lower acquisition costs on insurance business written and the life and annuity business. Acquisition costs during each of the years ended December 31, 2003 and 2002 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

Interest expense. Interest expense was $28.8 million for the year ended December 31, 2003 compared to $23.1 million for the year ended December 31, 2002, an increase of 24.7%. The increase resulted principally from interest expense on additional funds withheld from reinsurers of the Company and on increased deposit liabilities and increased interest expense on the swap transaction, accounted for as a bank loan, resulting from a higher principal balance for the year ended December 31, 2003 compared to the same period in 2002.

General and administrative expenses. General and administrative expenses were $39.8 million for the year ended December 31, 2003 compared to $21.3 million for the year ended December 31, 2002, an increase of 86.9%. The increase resulted principally from expenses associated with establishing the Company’s insurance operations and expanding the Company’s traditional reinsurance capabilities through the hiring of additional staff. The general and administrative expense to net premiums earned ratio remained unchanged at 5.5% for the year ended December 31, 2003 compared to that for the year ended December 31, 2002.

Net income (loss). Net income for the year ended December 31, 2003 was $120.6 million compared to a net loss of $5.8 million for the year ended December 31, 2002. The results for the year ended December 31, 2003 were principally attributable to increased income from the Company’s alternative investments and underwriting income generated from the Company’s property and casualty products compared to the year ended December 31, 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

Gross premiums written. Gross premiums written for the year ended December 31, 2002 were $647.4 million compared to $710.6 million for the year ended December 31, 2001, a decrease of 8.9%. Gross premiums written for property and casualty were $632.7 million for the year ended December 31, 2002 compared to $496.5 million for the year ended December 31, 2001. Gross premiums written for property and casualty increased principally due to increased demand for, and improved pricing of, the Company’s products and the expansion of the product offering to include traditional property and casualty reinsurance risks during 2002. Gross premiums written for life and annuity were $14.7 million for the year ended December 31, 2002 compared to $214.1 million for the year ended December 31, 2001. The Company believes that the lack of life and annuity underwriting production during the year ended December 31, 2002 was attributable to the low interest rate environment and weak global economy in 2002. The demand for the type of life and annuity reinsurance that the Company offers is typically weak during periods when interest rates are low.

Reinsurance premiums ceded. Premiums ceded for the year ended December 31, 2002 were $54.7 million compared to $116.4 million for the year ended December 31, 2001, a decrease of 53.0%. The reinsurance premiums ceded were principally related to the Company’s quota-share retrocessional agreement with Grand Central Re. The decline in premiums ceded in the year is a result of the decline in the volume of life and annuity business written by the Company and the change in the mix of property and casualty business written.

Net premiums written. Net premiums written for the year ended December 31, 2002 were $592.7 million compared to $594.2 million for the year ended December 31, 2001, a decrease of 0.3%. Net premiums written for property and casualty products for the year ended December 31, 2002 were $580.2 million compared to $412.6 million for the year ended December 31, 2001. Net premiums written for life and annuity products for the year ended December 31, 2002 were $12.5 million compared to $181.6 million for the year ended December 31, 2001.

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

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2002 increased $20.5 million to $64.4 million compared to $43.9 million for the year ended December 31, 2001, an increase of 46.7%. The increase was primarily attributable to the growth in the fixed maturities portfolio from $884.1 million to $1,279.6 million resulting from cash received from the collection of premiums written since December 31, 2001 and $6.4 million of additional investment income earned from premiums and deposits withheld by clients during the year ended December 31, 2002 compared to calendar year 2001. The average investment yield on the fixed maturities portfolio for the year ended December 31, 2002 was 5.19% compared to an average yield of 6.15% for the year ended December 31, 2001.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $32.1 million, including $8.4 million from the Company’s private equity reinsurance investments, for the year ended December 31, 2002 compared to $29.8 million, net of $0.3 million loss from the Company’s private equity reinsurance investments for the year ended December 31, 2001, an increase of 7.7%. The alternative investment portfolio returned a 5.2% gain during the year ended December 31, 2002 compared to a 6.7% gain during the year ended December 31, 2001. The increase in net gains of $2.3 million resulted from the return from the Company’s private equity reinsurance investments and the larger size of the alternative investment portfolio, offset by the lower return earned on these investments in 2002 compared to 2001.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $361.0 million for the year ended December 31, 2002 compared to $514.3 million for the year ended December 31, 2001, a decrease of 29.8%. Property and casualty losses and experience refunds were $313.0 million for the year ended December 31, 2002 compared to $313.0 million for the year ended December 31, 2001. The increase in property and casualty losses and experience refunds was smaller than the increase in property and casualty net premiums written and net premiums earned as the Company’s product mix changed during the year 2002.

During the year ended December 31, 2002, incurred losses related to prior years contracts amounted to $49.9 million, and included amortization of deferred charges on retrospective property and casualty reinsurance contracts of $6.3 million. The Company recognized additional premiums and interest on those premiums, net of acquisition costs, of $37.8 million, substantially mitigating the losses incurred on prior year contracts. One contract written during calendar year 2000 accounted for $41.2 million of the prior year incurred losses amount. The contract was a whole account stop loss cover, with worker’s compensation as the principal underlying risk, providing reinsurance for calendar year 1999, where losses incurred and settled through December 31, 2002 by the underlying reinsured exceeded the Company’s estimates and consequently resulted in additional losses being recorded by the Company.

Life and annuity benefits and experience refunds were $48.0 million for the year ended December 31, 2002 compared to $201.4 million for the year ended December 31, 2001. The decrease was principally attributable to the lower volume of life and annuity premiums written and earned in 2002 compared to 2001. The Company recorded net adverse mortality and morbidity expense of $7.0 million during the year ended December 31, 2002 resulting principally from worse than expected claims experience on a coinsurance transaction involving group long term disability written during calendar year 2000.

Acquisition costs. Acquisition costs were $97.7 million for the year ended December 31, 2002 compared to $30.9 million for the year ended December 31, 2001, an increase of 216.2%. The increase in acquisition costs was a result of the Company’s increase in property and casualty reinsurance volume and a change in the mix and ceding commission rates of contracts written in 2002 compared to 2001. Acquisition costs during each of the years ended December 31, 2002 and 2001 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business. Acquisition costs are customarily associated with the type of premium written by the Company. Generally, acquisition costs fluctuate with business volume and changes in product mix. The largest component of deferred policy acquisition costs are ceding commissions paid to the buyer of the Company’s reinsurance products.

Interest expense. Interest expense was $23.1 million for the year ended December 31, 2002 compared to $12.1 million for the year ended December 31, 2001, an increase of 90.9%. The increase resulted principally from interest expense on additional funds withheld from reinsurers of the Company and on increased deposit liabilities and increased interest expense on the swap transaction into which the Company entered in March 2002.

General and administrative expenses. General and administrative expenses were $21.3 million for the year ended December 31, 2002 compared to $21.0 million for the year ended December 31, 2001, an increase of

1.4%. The increase reflected the costs associated with growing the Company’s operations and principally relates to staff additions, offset by decreased bonuses paid to management and employees in 2002 compared to 2001. The general and administrative expense ratio was 5.5% for the year ended December 31, 2002 compared to 4.2% for the year ended December 31, 2001.

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

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments were $2,637.3 million at December 31, 2003 compared to $2,024.8 million at December 31, 2002, an increase of 30.2%. The increase in cash and invested assets from 2002 to 2003 resulted principally from $451.8 million in cash flows from operations generated in 2003, appreciation of the alternative investments portfolio of $124.0 million and a $50.0 million increase in the swap transaction accounted for as a bank loan.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $991.7 million at December 31, 2003 compared to $778.1 million at December 31, 2002, an increase of 27.5%. The increase in property and casualty losses and experience refunds was principally attributable to increased premiums earned during the year ended December 31, 2003 and expected claim settlements. The increase is partially offset by a decrease in these liabilities, resulting from an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the liabilities for property and casualty losses and experience refunds by $160.7 million and increasing the deposit liabilities by a corresponding amount. An analysis of the changes in property and casualty losses and experience refunds can be found in Note 4 to the audited consolidated financial statements of the Company included herein.

Life and annuity benefits and experience refunds. Gross life and annuity benefits and experience refunds totaled $480.1 million at December 31, 2003 compared to $405.0 million at December 31, 2002, an increase of 18.5%. The increase in 2003 was principally attributable to the benefit reserves of $107.2 million required on business written and earned during the current year, partially offset by benefit payments of $32.1 million on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $273.7 million at December 31, 2003 compared to $212.2 million at December 31, 2002, an increase of 29.0%, principally reflecting losses ceded under the Company’s retrocessional agreements. At December 31, 2003, two retrocessionaires account for 61.8% and 28.7% of the Company’s losses recoverable from reinsurers. The retrocessionaires have a financial strength ratings of “A-” and “A”, respectively, by A.M. Best Company. The Company retains funds from these two retrocessionaires to secure the obligations.

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $86.2 million at December 31, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase. The swap transaction enables the Company to transform a portion of its Max Re Diversified assets into fixed maturities investments that can be held in trusts for the benefit of certain ceding reinsurance companies that require fixed maturity trust assets to meet regulatory requirements.

Duration of liabilities. The average duration of the Company’s liabilities as of December 31, 2003 was approximately 4.2 years. This average duration was calculated using the actuarial estimates of cash flow of the contracts in force. The actuarial estimates of cash flow of the contracts include assumptions as to the size and timing of payments due from the Company under the contracts. Variations in the Company’s actual experience from its assumptions may cause the average duration of its liabilities to be shorter or longer.

Shareholders’ equity. The Company’s shareholders’ equity increased to $805.2 million at December 31, 2003 from $710.7 million, including minority interest, at December 31, 2002, an increase of 13.3%, principally reflecting income of $120.6 million for the year ended December 31, 2003, partially offset by unrealized holding losses on fixed maturities arising during the period of $21.2 million and dividends paid and minority interest distributions in the amount of $4.1 million.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for Common Shares of the Company and warrants to acquire Common Shares of the Company. The effect of this exchange resulted in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange. This exchange did not have a dilutive effect on equity.

Liquidity and capital resources. The Company generated $451.8 million from operations during the year ended December 31, 2003 compared to $225.4 million in 2002, an increase of 100.4%, principally reflecting the shift in product mix, which generated increased gross premiums written during the year. The Company generated $53.8 million from financing activities, with the principal contributor being an increase in the bank loan facility of $50.0 million during the year. The cash generated from operating and financing activities was applied to the Company’s investing activities, through the net purchase of $341.6 million in fixed maturities and $54.5 million in alternative investments.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and the common shares of its other subsidiaries. The Company’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2003, Max Re, which is required to have $382.8 million in statutory capital and surplus in order to pay dividends, had $698.0 million in actual statutory capital and surplus.

Capital resources. At December 31, 2003, the Company’s capital structure consisted of equity. Total capitalization after deducting loans to employees and including retained earnings and accumulated other comprehensive income amounted to $805.2 million as compared with $710.7 million at December 31, 2002. The Company has flexibility with respect to capitalization as the result of its access to the debt and equity markets.

The Company regularly reviews its capital adequacy and believes its current level of capital is sufficient to support the Company’s current reinsurance and insurance operations. The Company is currently evaluating various capital resource alternatives to continue growing its business, and believes that issuing debt is likely in 2004.

In the ordinary course of business, the Company is required to provide letters of credit or other regulatory approved security to certain of its ceding clients to meet contractual and regulatory requirements.

The Company has three letter of credit facilities as of December 31, 2003, totaling $470.0 million. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2003, the Company amended the terms of this facility principally to lower the cost of the facility and reduced the capacity of the facility from $375.0 million to $270.0 million. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $243.0 million secured by fixed maturities and up to $27.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At December 31, 2003 and December 31, 2002, letters of credit totaling $249.9 million and $284.6 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $285.9 million and Max Re Diversified shares with a fair value of $74.3 million at December 31, 2003 were pledged as collateral for these letters of credit.

The Company also has a $100.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has a 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At December 31, 2003 and December 31, 2002, letters of credit totaling $21.1 million and $58.5 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $21.1 million and Max Re Diversified shares with a fair value of $81.1 million at December 31, 2003 were pledged as collateral for these letters of credit. Effective January 1, 2004, the letter of credit facility with HVB was reduced to $50.0 million.

In September 2003, the Company entered into a $100.0 million letter of credit facility with an independent commercial bank. At December 31, 2003, there were $nil million letters of credit issued under this letter of credit facility. Fixed maturities and cash equivalents with a fair value of $nil million were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company, and/or certain of its subsidiaries, comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2003.

On each of January 31, 2003, May 1, 2003 and July 25, 2003, the Company’s Board of Directors declared a quarterly shareholder dividend of $0.02 per share payable to shareholders of record on February 17, 2003, May 12, 2003 and August 8, 2003, respectively. On October 31, 2003, the Board of Directors declared a shareholder dividend of $0.03 per share payable to shareholders of record on November 14, 2003. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s results of operations and cash flows, and its financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On January 30, 2004, the Board of Directors declared a dividend of $0.03 per share to be paid on February 23, 2004 to shareholders of record on February 13, 2004.

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

No off-balance sheet arrangements. The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, the Company was not aware of any unconsolidated VIE transactions.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$150,000	$—	$150,000	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	10,712	1,113	2,226	2,365	5,008
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—

Total	$160,712	$1,113	$152,226	$2,365	$5,008

Risk Factors

See Factors Affecting Future Financial Results, filed as Exhibit 99.1 to this report, incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company engages in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. The Company attempts to maintain adequate liquidity in its fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. The Company seeks to manage its credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of the Company’s investment portfolio relative to the duration and structure of its liability portfolio. The Company is exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. The Company manages its market risk based on Board-approved investment policies. With respect to its fixed maturities investment portfolio, the Company’s risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. The Company selects investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of the Company’s property and casualty and life and annuity liabilities.

As of December 31, 2003, the Company did not hold any high-yield investments in its fixed maturities investment portfolio. Currently, the Company’s policy is not to hold securities rated lower than BBB-/BAA- in its fixed maturities investment portfolio. At December 31, 2003, the estimated impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.91% or approximately $65.6 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.85% or approximately $64.6 million.

With respect to the Company’s alternative investment portfolio, the Company does not directly control the allocation of its assets to strategies or underlying funds, nor does the Company control the manner in which they are invested by the Company’s fund managers. However, the Company consistently and systematically monitors the strategies and funds in which it is invested, and the Company believes its overall risk is limited as a result of its selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2003, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.96% or approximately $16.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.96% or approximately $16.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls. The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) (“Disclosure Controls”) are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting (“Internal Controls”) is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the Board, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal Controls also include policies and procedures that:

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

Limitations on the effectiveness of controls. Although the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, believes that the Company’s Disclosure Controls and Internal

Controls currently provide reasonable assurance that the Company’s desired control objectives have been met, management does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of the Company’s Disclosure Controls. As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these Disclosure Controls were effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this Item is contained under the captions PROPOSALS ONE—ELECTION OF DIRECTORS OF THE COMPANY and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Proxy Statement, dated on or about March 24, 2004, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

The Company has adopted a written code of ethics, the “Max Re Capital Ltd. Code of Business Conduct and Ethics,” that is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and is available on the Company’s website. The Company will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.maxre.bm or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions COMPENSATION OF DIRECTORS, PERFORMANCE GRAPH, EXECUTIVE COMPENSATION, AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, DEFERRED COMPENSATION PLANS, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the Proxy Statement, dated on or about March 24, 2004, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, OFFICERS AND DIRECTORS in the Proxy Statement, dated on or about March 24, 2004, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Proxy Statement, dated on or about March 24, 2004, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is contained under the captions PRINCIPAL ACCOUNTANT FEES AND SERVICES in the Proxy Statement, dated on or about March 24, 2004, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(2) Financial Statement Schedules:

All other schedules have been omitted as not required or not applicable under the instructions, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit	Description
3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Re Capital Ltd. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-62006)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among the Company, Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-62006)

10.2	Employment Agreement, dated as of December 15, 1999, between W. Dave Brining and the Company. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement No. 333-62006)

10.3	Employment Agreement, dated as of August 1, 1999, as amended, between Robert J. Cooney and the Company. (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement No. 333-62006)

10.4	Employment Agreement, dated as of December 15, 1999, between Philip R. Kruse and the Company. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement No. 333-62006)

10.5	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and the Company. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement No. 333-62006)

Exhibit	Description
10.6	Employment Agreement, dated as of April, 2000, between Peter Minton and the Company. (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-62006)

10.7	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-62006)

10.8	Amendment to the 2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.9	Securities Purchase Agreement, dated as of December 22, 1999, among Moore Holdings, LLC, Max Re Ltd. and the Company. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-62006)

10.10	Securities Purchase Agreement, dated as of December 22, 1999, among Capital Z Investments, LP, Max Re Ltd. and the Company. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement No. 333-62006)

10.11	Subscription Agreement, dated as of December 22, 1999, between Western General Insurance, Ltd. and the Company. (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement No. 333-62006)

10.12	Third Amended and Restated Letter of Credit Reimbursement Agreement, dated as of June 5, 2003, among Max Re Ltd., various financial institutions, as lenders, and Citibank, N.A., as agent, and Bank of America, N.A., as fronting bank and as administrative agent.

10.13	Letter of Credit Reimbursement Agreement, dated as of January 14, 2002, among Max Re Ltd., as the borrower, various financial institutions, as the lenders, and Bayerische Hypo- und Vereinsbank AG, as fronting bank and as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.14	Letter of Credit Reimbursement Agreement, dated as of September 19, 2003, between Max Re Ltd. And Fleet National Bank. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.15	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement No. 333-62006)

10.16	Amended and Restated Customer Agreement and Trading Authorization, dated as of June 14, 2001, between Moore Capital Management, Inc. and Max Re Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement No. 333-62006)

10.17	Amendment No. 1 to Amended and Restated Customer Agreement and Trading Authorization, dated as of January 1, 2003, among Moore Capital Management, Inc. and Max Re Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.18	Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement No. 333-62006)

10.19	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.20	Exchange Agreement, dated as of June 13, 2003, between Moore Holdings, LLC and the Company.

10.21	Exchange Agreement, dated as of June 13, 2003, between Capital Z Investments, L.P. and the Company.

Exhibit	Description
14.1	Max Re Capital Ltd. Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

21.1	Schedule of Group Companies. (incorporated by reference to Exhibit 21.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of the Company (included at page 38).

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results.

(b) Reports On Form 8-K

On November 3, 2003, Max Re Capital filed a Current Report on Form 8-K reporting (i) its earnings for its third quarter ended September 30, 2003 and (ii) the declaration on October 31, 2003 of a dividend payable to shareholders of record on November 14, 2003.

On December 4, 2003, Max Re Capital filed a Current Report on Form 8-K reporting 2004 earnings guidance provided on December 3, 2003.`

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Robert J. Cooney President and Chief Executive Officer

Date: February 27, 2004

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

/s/ ROBERT J. COONEY Robert J. Cooney President and Chief Executive Officer and Director (Principal executive officer)	/s/ KEITH S. HYNES Keith S. Hynes Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 27, 2004	Date: February 27, 2004

/s/ N. JAMES TEES N. James Tees Senior Vice President and Treasurer	/s/ ZACK H. BACON, III Zack H. Bacon, III Director

Date: February 27, 2004	Date: February 27, 2004

/s/ JOHN R. BARBER John R. Barber Director	/s/ JAMES L. ZECH James L. Zech Director

Date: February 27, 2004	Date: February 27, 2004

/s/ LAURENCE W. CHENG Laurence W. Cheng Director	/s/ WILLIAM H. HEYMAN William H. Heyman Director

Date: February 27, 2004	Date: February 27, 2004

/s/ WILLIS T. KING, JR. Willis T. King, Jr. Director	/s/ JOHN L. MARION John L. Marion Director

Date: February 27, 2004	Date: February 27, 2004

/s/ STEVEN M. SKALA Steven M. Skala Director	/s/ MARIO P. TORSIELLO Mario P. Torsiello Director

Date: February 27, 2004	Date: February 27, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG

Chartered Accountants

Hamilton, Bermuda

January 26, 2004

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2003	2002
Assets
Cash and cash equivalents	$201,515	$92,103
Fixed maturities, available for sale at fair value	1,604,430	1,279,564
Alternative investments, at fair value	831,359	653,165
Accrued interest income	14,608	12,304
Premiums receivable	389,393	190,214
Losses recoverable from reinsurers	273,711	212,241
Funds withheld	56	55,276
Deferred acquisition costs	87,116	79,447
Deferred charges	5,259	32,086
Prepaid reinsurance premiums	67,343	25,408
Other assets	20,769	11,633

Total assets	$3,495,559	$2,643,441

Liabilities
Property and casualty losses and experience refunds	$991,687	$778,069
Life and annuity benefits and experience refunds	480,099	405,008
Deposit liabilities	267,350	115,513
Funds withheld from reinsurers	213,483	152,172
Unearned property and casualty premiums	471,625	323,672
Reinsurance balances payable	74,693	42,264
Accounts payable and accrued expenses	41,392	16,019
Bank loan	150,000	100,000

Total liabilities	2,690,329	1,932,717

Minority interest	—	116,565

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 45,184,611 (2002 - 37,998,779) shares issued and outstanding	45,185	37,999
Additional paid-in capital	637,772	526,582
Loans receivable from common share sales	(11,965)	(12,575)
Unearned stock grant compensation	(4,032)	(2,656)
Accumulated other comprehensive income	25,790	49,108
Retained earnings (deficit)	112,480	(4,299)

Total shareholders’ equity	805,230	594,159

Total liabilities, minority interest and shareholders’ equity	$3,495,559	$2,643,441

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2003	2002	2001
Revenues
Gross premiums written	$1,009,779	$647,390	$710,551
Reinsurance premiums ceded	(154,574)	(54,679)	(116,417)

Net premiums written	$855,205	$592,711	$594,134

Earned premiums	$835,449	$434,681	$599,991
Earned premiums ceded	(108,245)	(46,644)	(99,044)

Net premiums earned	727,204	388,037	500,947

Net investment income	60,132	64,353	43,870
Net gains on alternative investments	124,036	32,127	29,784
Net realized gains on sale of fixed maturities	19,259	5,390	2,512
Other income	10,743	6,181	3,857

Total revenues	941,374	496,088	580,970

Losses and expenses
Losses, benefits and experience refunds	592,274	360,982	514,323
Acquisition costs	149,534	97,738	30,860
Interest expense	28,829	23,131	12,121
General and administrative expenses	39,845	21,337	21,042

Total losses and expenses	810,482	503,188	578,346

Income (loss) before minority interest	130,892	(7,100)	2,624

Minority interest	(10,325)	1,346	(93)

Net income (loss)	120,567	(5,754)	2,531

Change in net unrealized appreciation of fixed maturities	(21,169)	35,633	6,674

Foreign currency translation adjustment	(2,149)	—	—

Comprehensive income	$97,249	$29,879	$9,205

Basic earnings (loss) per share	$2.91	$(0.15)	$0.08

Diluted earnings (loss) per share	$2.84	$(0.15)	$0.06

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2003	2002	2001
Common shares
Balance - beginning of year	$37,999	$39,582	$27,683
Issue of shares	371	262	13,102
Issue of shares on elimination of minority interest	7,120	—	—
Repurchase of shares	(305)	(1,845)	(1,203)

Balance - end of year	45,185	37,999	39,582

Additional paid-in capital
Balance - beginning of year	526,582	543,438	376,905
Issue of common shares	4,127	3,736	198,210
Issue of common shares on elimination of minority interest	110,285	—	—
Repurchase of shares	(3,591)	(19,058)	(15,856)
Stock option expense	369	—	—
Direct equity offering expenses	—	—	(15,821)
Distribution to shareholders	—	(1,534)	—

Balance - end of year	637,772	526,582	543,438

Loans receivable from common share sales
Balance - beginning of year	(12,575)	(12,575)	(11,650)
Loans granted	—	—	(1,025)
Loans repaid	610	—	100

Balance - end of year	(11,965)	(12,575)	(12,575)

Unearned stock grant compensation
Balance - beginning of year	(2,656)	(2,894)	(630)
Stock grants awarded	(3,740)	(971)	(3,288)
Amortization	2,364	1,209	1,024

Balance - end of year	(4,032)	(2,656)	(2,894)

Accumulated other comprehensive income
Balance - beginning of year	49,108	13,475	6,801
Holding (losses) gains on fixed maturities arising in year	(11,111)	46,942	10,652
Net realized gains included in net income	(19,259)	(5,390)	(2,512)
Currency translation adjustments	(2,149)	—	—
Allocation to minority interest	6,504	(5,919)	(1,466)
Holding gains transferred on elimination of minority interest	2,697	—	—

Balance - end of year	25,790	49,108	13,475

Retained earnings (deficit)
Balance - beginning of year	(4,299)	3,044	1,306
Net income (loss)	120,567	(5,754)	2,531
Dividends paid	(3,788)	(1,589)	(793)

Balance - end of year	112,480	(4,299)	3,044

Total shareholders’ equity	$805,230	$594,159	$584,070

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2003	2002	2001
Operating activities
Net income (loss)	$120,567	$(5,754)	$2,531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest share of net income (loss)	10,325	(1,346)	93
Amortization of unearned stock grant compensation	2,733	1,209	1,024
Amortization of discount on fixed maturities	5,986	1,378	(1,015)
Net gains on alternative investments	(124,036)	(32,127)	(29,784)
Net realized gains on sale of fixed maturities	(19,259)	(5,390)	(2,512)
Accrued interest income	(2,304)	(1,408)	(4,477)
Premiums receivable	(199,179)	(100,607)	(86,899)
Losses recoverable from reinsurers	(85,570)	(38,578)	(168,293)
Funds withheld	55,220	204	(13,489)
Deferred acquisition costs	(8,402)	(39,612)	(39,835)
Deferred charges	7,398	12,351	(22,756)
Prepaid reinsurance premiums	(45,979)	(8,035)	(17,373)
Other assets	(9,136)	(4,558)	(4,108)
Property and casualty losses and experience refunds	374,283	181,692	460,039
Life and annuity benefits and experience refunds	75,091	(18,759)	169,848
Funds withheld from reinsurers	61,311	52,313	80,459
Unearned property and casualty premiums	174,916	212,709	110,560
Reinsurance balances payable	32,429	12,468	26,529
Accounts payable and accrued expenses	25,373	7,283	1,158

Cash provided by operating activities	451,767	225,433	461,700

Investing activities
Purchases of fixed maturities	(1,210,386)	(746,259)	(588,120)
Sales (purchases) of alternative investments	(54,524)	7,936	(250,910)
Sales of fixed maturities	785,383	306,241	178,571
Redemptions of fixed maturities	83,407	88,905	16,780

Cash used in investing activities	(396,120)	(343,177)	(643,679)

Financing activities
Net proceeds from subscriptions to share capital	758	3,027	191,179
Repurchase of common shares	(3,896)	(20,903)	(17,059)
Proceeds from bank loan	50,000	100,000	—
Dividends and distributions	(3,788)	(3,123)	(793)
Distributions to / conversions of minority shareholders	(285)	(3,600)	(146)
Deposit liabilities, net	10,366	36,124	79,389
Notes and loans repaid	610	—	100

Cash provided by financing activities	53,765	111,525	252,670

Net increase (decrease) in cash and cash equivalents	109,412	(6,219)	70,691
Cash and cash equivalents, beginning of year	92,103	98,322	27,631

Cash and cash equivalents, end of year	$201,515	$92,103	$98,322

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,370	$2,176	$—

A non cash item that was an amendment to a reinsurance contract resulted in the following changes in the year ended December 31, 2003: decreased property and casualty losses and experience refunds by $160,665, decreased unearned property and casualty premiums by $26,963, decreased deferred charges by $19,429, decreased losses recoverable from reinsurers by $24,100, decreased prepaid reinsurance premiums by $4,044, decreased acquisitions costs by $733 and increased deposit liabilities by $139,322.

Shareholders’ equity reflects the exchange on July 30, 2003 of non-voting common shares of Max Re Ltd. and warrants to acquire non-voting common shares of Max Re Ltd. (which were accounted for as minority interest) for common shares of the Company and warrants to acquire common shares of the Company. The exchange is a non cash item and has no effect on the consolidated Statement of Cash Flows.

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

1. General

Max Re Capital Ltd. (“the Company”) was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Re Ltd. (“Max Re”). Max Re is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited.

2. Significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the financial statements of Max Re Capital Ltd., Max Re and Max Re Managers Ltd., together with Max Re’s subsidiaries, Max Europe Holdings Limited and Max Re Diversified Strategies Ltd. (“Max Re Diversified”). All significant inter-company balances and transactions have been eliminated.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year reported amounts to conform to the current year presentation.

(b) Minority interest

Minority interest represented non-voting shares in Max Re held by certain founding shareholders of the Company. On July 30, 2003, the holders of non-voting common shares of Max Re exchanged such shares for common shares of the Company. The effect of this exchange results in the elimination of the minority interest and an increase in shareholders’ equity of equal amounts as of the date of exchange.

The minority’s share of net income was calculated quarterly using the minority’s weighted average ownership percentage. Minority interest represented the minority’s proportionate share of Max Re’s net assets prior to the exchange described above.

(c) Premium revenue recognition

Property and Casualty

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period they are determined. Unearned premiums represent the portion of premiums written which relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums. Premium estimates for retrospectively rated contracts are recognized within the periods in which the related losses are incurred.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

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

(d) Investments

Investments in securities with fixed maturities are classified as available for sale and are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on investments are recognized in net income using the specific identification method and include adjustments to the net realizable value of investments for declines in value that are considered other than temporary. Investment income is recognized when earned and includes interest income together with amortization of premium and discount on fixed maturities.

Fair value of investments in fixed maturities is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Changes in fair value are recorded in the period they are determined.

Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) other strategic equity investments. Investments in limited partnerships and trading entities are carried at the net asset value provided by the respective entity. These entities generally carry their trading positions and investments at fair value as determined by their respective investment managers. The change in net asset value is included in net gains on alternative investments and recognized in net income.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

Investments in unquoted equities where the Company has significant influence are carried under the equity method of accounting. Under this method the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss from the investments. The Company believes this approximates fair value for these equity investments for which quoted market prices are not available. The Company’s share of income or loss from these investments is included in net gains on alternative investments and recognized in net income.

(e) Fee revenue recognition

Transaction structuring and advisory fees are earned as the services generating the fees are performed.

(f) Losses and loss adjustment expenses and experience refunds

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

(h) Deferred charges—reinsurance assumed

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

(i) Translation of foreign currencies

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations, is included in accumulated other comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items, are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.

(j) Offering costs

Direct offering costs incurred in connection with the Company’s initial public offering (“the Offering”), including certain amounts payable for investment banking, legal services and printing were deducted from the gross proceeds of the Offering.

(k) Cash and cash equivalents

The Company considers all time deposits and money market instruments with an original maturity of ninety days or less as equivalent to cash.

(l) Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

3. Investments

(a) The fair values and amortized costs of fixed maturities at December 31, 2003 and 2002 were as follows:

2003	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Government and Agencies	$402,520	$8,973	$(2,066)	$409,427
US Corporate Securities	541,193	16,504	(1,104)	556,593
Other Corporate Securities	13,656	—	(348)	13,308
Asset and Mortgage Backed Securities	598,264	5,477	(697)	603,044
Collateralized Mortgage Obligations	21,673	385	—	22,058

	$1,577,306	$31,339	$(4,215)	$1,604,430

2002	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Government and Agencies	$497,897	$35,391	$—	$533,288
US Corporate Securities	351,011	14,274	(344)	364,941
Other Corporate Securities	17,641	229	(2)	17,868
Asset and Mortgage Backed Securities	275,577	5,142	(281)	280,438
Collateralized Mortgage Obligations	80,311	2,741	(23)	83,029

	$1,222,437	$57,777	$(650)	$1,279,564

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2003 and 2002.

	2003		2002
	Fair Value	%	Fair Value	%
US Government and Agencies (1)	$821,198	51.2	$575,095	44.9
AAA	262,150	16.3	331,655	26.0
AA	90,865	5.7	136,672	10.7
A	422,607	26.3	231,022	18.0
BBB	7,610	0.5	5,120	0.4

	$1,604,430	100.0	$1,279,564	100.0

(1)	Included within US Government and Agencies are Agency Mortgage Backed Securities with a fair value of $411,771 (2002 - $41,807).

(b) The maturity distribution for fixed maturities held at December 31, 2003 was as follows:

	Amortized Cost	Fair Value
Within one year	$40,074	$39,634
From one to five years	498,723	511,997
From five to ten years	371,411	378,601
More than ten years	667,098	674,198

	$1,577,306	$1,604,430

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

(c) Investment income earned for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Interest earned on fixed maturities, cash and short term investments	$67,440	$53,398	$36,658
Interest earned on funds withheld	(238)	13,155	6,740
Amortization of discount on fixed maturities	(5,987)	(1,378)	1,015
Investment expenses	(1,083)	(822)	(543)

	$60,132	$64,353	$43,870

(d) The net realized gains and the change in net unrealized appreciation on fixed maturities for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Net realized gains:
Gross realized gains	$29,314	$5,879	$2,777
Gross realized losses	(10,055)	(489)	(265)

Net realized gains	19,259	5,390	2,512

Change in unrealized appreciation	(27,673)	41,552	8,140
Less: allocation to minority interest	6,504	(5,919)	(1,466)

Net change in unrealized appreciation	(21,169)	35,633	6,674

Total net realized gains and change in unrealized appreciation on fixed maturities	$(1,910)	$41,023	$9,186

(e) The Company endeavors to match the timing of its loss payments with the maturities of its fixed maturity portfolio. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. As the Company expects to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time reducing the size of any unrealized gains or losses. Therefore the Company does not intend to recognize these temporary differences that relate to interest rate fluctuations in the Statement of Income as the security will ultimately reach the maturity value and interest payments are current. The only time the Company would expect to realize an other than temporary difference on a fixed maturity security is if there were concern about receiving the interest payments on and the maturity value of the investment. Of the total holding of 511 securities, 108 had unrealized losses at December 31, 2003. Fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2003 were as follows:

	Less than 12 months		12 months or longer		Total
2003	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government and Agencies	$129,685	$2,066	$—	$—	$129,685	$2,066
US Corporate Securities	139,312	1,104	—	—	139,312	1,104
Other Corporate Securities	6,000	348	—	—	6,000	348
Asset and Mortgage Backed Securities	101,271	697	—	—	101,271	697
Collateralized Mortgage Obligations	—	—	—	—	—	—

	$376,268	$4,215	$—	$—	$376,268	$4,215

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

(f) The majority of the Company’s alternative investments at December 31, 2003 comprise a fund of funds portfolio owned by Max Re Diversified and managed by Moore Capital Management, LLC (“the Manager”), a company owned by certain of the Company’s shareholders. The funds are primarily engaged in global macro, long/short equity, fixed income arbitrage, convertible arbitrage, diversified arbitrage, distressed investing, event driven arbitrage, commodity trading, emerging market and opportunistic investment strategies. Certain funds in the portfolio are managed by the Manager. For the year ended December 31, 2003 the Company paid the Manager $5,489 (2002—$3,101; 2001—$7,639) for investment management services. In addition, as the trading manager of Max Re Diversified, the Manager earned $8,102 for the year ended December 31, 2003 (2002—$nil; 2001—$nil).

All investment fees incurred on the alternative investments are included in net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(g) In May 2001, the Company made an equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

Max Re Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2003 were approximately $4,300 (2002—$2,800; 2001—$2,600) and are included in other income in the accompanying consolidated statements of income and comprehensive income.

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Re also entered into an aggregate stop loss contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts. The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	2003	2002	2001
Prepaid reinsurance premiums	$17,596	$24,045	$16,644
Losses recoverable from reinsurers	169,088	129,308	97,700
Funds withheld from reinsurers	155,843	108,704	79,108
Deposit liabilities	49,515	22,543	14,016
Reinsurance balances payable	28,063	14,043	13,579
Reinsurance premiums ceded	71,874	52,089	106,535
Earned premiums ceded	74,279	44,688	89,890
Losses, benefits and experience refunds	80,762	42,864	98,671

During 2003, Max Re credited Grand Central Re with interest of $6,180 (2002—$7,703; 2001—$1,573) on the funds withheld by Max Re at a negotiated rate of 3.07% (2002—8.59%; 2001—8.55%).

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

(h) In December 2001, the Company made an equity investment of $50,000 in Class D shares of DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”), representing 12.5% of its share capital. DaVinci is a Bermuda-based property catastrophe reinsurer, managed by Renaissance Underwriting Managers, Ltd. The investment in DaVinci is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets.

4. Property and casualty losses and loss adjustment expenses

The summary of changes in outstanding property and casualty losses at December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Gross balance at January 1	$778,069	$596,377	$136,338
Less: Reinsurance recoverables, deferred charges and experience refunds	(215,330)	(210,824)	(47,625)

Net balance at January 1	562,739	385,553	88,713

Reclassification to deposit liability	(117,136)	—	—

Incurred losses related to:
Current year	443,617	261,836	292,743
Prior year	25,268	49,912	18,181

Total incurred	468,885	311,748	310,924

Paid losses related to:
Current year	(54,823)	(20,784)	(7,930)
Prior year	(104,924)	(113,778)	(6,154)

Total paid	(159,747)	(134,562)	(14,084)

Net balance at December 31	754,741	562,739	385,553
Plus: Reinsurance recoverables, deferred charges and experience refunds	236,946	215,330	210,824

Gross balance at December 31	$991,687	$778,069	$596,377

The reclassification to deposit liability relates to an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the net reserve for property and casualty losses by $117,136.

Prior year incurred losses of $25,268 for the year ended December 31, 2003 relate to a current year change in estimate of expected losses of $26,363 on certain reinsurance contracts written in prior years and the current year amortization of deferred charges of $3,995 with respect to retroactive reinsurance contracts written in prior years, and is net of $5,090 in realized profits from contracts terminated during the current year that were written in prior years. The change in estimates results from the receipt of new information or notification from the ceding companies during the current year. One contract accounted for $19,118 of the prior year incurred losses amount.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

For certain contracts, these losses triggered additional premium of $30,763 and acquisition costs of $11,526, which were earned and/or incurred in the current year.

Prior year incurred losses of $49,912 for the year ended December 31, 2002 relate to a change in estimate of expected losses of $53,825 on certain reinsurance contracts written in prior years and the amortization of deferred charges of $6,280 with respect to retroactive reinsurance contracts written in prior years, and is net of $10,193 in realized profits from contracts terminated during 2002 that were written in prior years. The change in estimate results from the receipt of information or notification from the ceding companies during 2002. One contract accounted for $41,156 of the prior year incurred losses amount. For certain contracts, these losses triggered additional premium of $40,892, interest on premium of $9,797 and acquisition costs of $12,915, which were earned and/or incurred in the year ended December 31, 2002.

Prior year incurred losses of $18,181 for the year ended December 31, 2001 relate principally to a change in estimate of expected losses of $11,820 on two reinsurance contracts written during the year ended December 31, 2000, the Company’s first year of operations, and amortization of deferred charges of $6,361 with respect to retroactive reinsurance contracts written during the year ended December 31, 2000.

For the year ended December 31, 2003, the change in estimate of expected loss results primarily from contracts covering whole account covers. For the years ended December 31, 2002 and 2001, the change in estimate of expected loss results from contracts covering primarily workers compensation claims.

While the Company believes that it has made a reasonable estimate of ultimate property and casualty losses, subsequent claims experience may exceed loss reserves and have a significant effect on the Company’s results of operations.

Included in deposit liabilities is $203,898 (2002—$48,490) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

5. Life and annuity benefits

Life and annuity benefits at December 31, 2003 and 2002 was as follows:

	2003	2002
Life	$150,982	$47,371
Annuities	95,629	97,882
Accident and health	233,488	259,755

	$480,099	$405,008

Losses recoverable relating to life and annuity contracts of $49,565 in 2003 (2002—$30,172) are included in losses recoverable from reinsurers in the accompanying consolidated balance sheets.

All annuities included in life and annuity benefits in the accompanying consolidated balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2003 are annuities of $6,082 (2002—$8,645) which are subject to discretionary withdrawal. Deposit liabilities also include $57,370 (2002—$58,378) representing the account value of a universal life reinsurance contract as prescribed under FAS 97.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

6. Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. Losses recoverable from reinsurers are recorded as assets. Losses, benefits and experience refunds are net of losses recoverable of $102,339 in 2003 (2002—$49,835; 2001—$167,692) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. Two retrocessionaires account for 61.8% and 28.7% of the Company’s losses recoverable from reinsurers as of December 31, 2003. The retrocessionaires have financial strength ratings of “A-” and “A”, respectively, by A.M. Best at December 31, 2003.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2003, 2002 and 2001 was as follows:

Property and casualty	Premiums written			Premiums earned
	2003	2002	2001	2003	2002	2001
Direct	$163,213	$—	$—	$66,083	$—	$—
Assumed	738,316	632,734	496,452	661,116	420,025	385,892
Ceded	(132,924)	(52,481)	(83,974)	(86,595)	(44,446)	(66,601)

Net	$768,605	$580,253	$412,478	$640,604	$375,579	$319,291

Life and annuity	Premiums written			Premiums earned
	2003	2002	2001	2003	2002	2001
Amounts assessed against policyholders	$—	$—	$—	$—	$—	$—
Assumed	108,250	14,656	214,099	108,250	14,656	214,099
Ceded	(21,650)	(2,198)	(32,443)	(21,650)	(2,198)	(32,443)

Net	$86,600	$12,458	$181,656	$86,600	$12,458	$181,656

Total	$855,205	$592,711	$594,134	$727,204	$388,037	$500,947

7. Bank loan

In March 2002, the Company completed a $100,000 sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Under GAAP, these transactions were viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $100,000 bank loan.

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150,000 sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

Max Re with a fair value of $86,196 at December 31, 2003 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150,000 bank loan. The swap termination date is February 2005, with provision for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

8. Pension and deferred compensation plans

The Company provides pension benefits to certain employees as required by the Bermuda National Pension Scheme Act, 1998 through a defined contribution plan. The Company also provides pension benefits to employees of the Irish subsidiary companies under a separately administered defined contribution pension scheme. Company contributions are subject to vesting provisions. Pension expenses totaled $184 for the year ended December 31, 2003 (2002—$65; 2001—$59).

The Company sponsors a deferred compensation plan in which employee salary deferrals are supplemented by matching contributions. The Company’s contribution is subject to a defined amount and is subject to vesting provisions. Deferred compensation expense totaled $734 for the year ended December 31, 2003 (2002—$543; 2001—$468).

9. Loans receivable from common share sales

As of December 31, 2003, the Company has full recourse loans outstanding provided to certain members of management of $11,965 (2002—$12,575; 2001—$12,575) in connection with their investment in the Company pursuant to the terms of their employment agreements. The loans have maturity dates ranging from March 2005 to August 2006 and are secured by the shares issued. Interest is charged at applicable federal rates which are published by the U.S. Internal Revenue Service and is payable annually in arrears. Interest earned on the loans amounted to $198 for the year ended December 31, 2003 (2002—$343; 2001—$461) and is included in other assets in the accompanying consolidated balance sheets, and net investment income in the accompanying consolidated statements of income and comprehensive income.

10. Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to a maximum of 9.5% of total voting rights per shareholder unless waived by the Board of Directors. The Board of Directors has waived these provisions with respect to one shareholder, Western General Insurance Ltd.

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

Warrants

In connection with the issuance of certain shares, the Company has issued warrants to purchase the Company’s common shares exchangeable on a one-for-one basis. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2000	6,783,827	6,644,587	$15.00

Warrants granted	2,590,036		$16.13	$5.72	$16.00-$18.00

Balance, December 31, 2001	9,373,863	8,999,366	$15.31

Warrants forfeited	(4,500)		$15.00

Balance, December 31, 2002	9,369,363	8,999,366	$15.31

Warrant activity	—		$—

Balance, December 31, 2003	9,369,363	8,999,366	$15.31	$5.76	$15.00-$18.00

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

Stock options issued under the Plan have terms set by the Committee. The maximum option period is ten years. The minimum exercise price of ISOs is equal to the fair value of the Company’s common shares at the date of grant. Options contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment, and transferability.

Restricted stock issued under the Plan have terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment, and transferability. At the time of grant the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Total compensation cost recognized in income for stock-based compensation awards was $2,365 for the year ended December 31, 2003 (2002—$1,209; 2001—$1,024).

Eligible non-employee Directors were granted NQSOs to purchase 10,000 common shares on the date of their directorship and 2,000 common shares each year thereafter. The NQSOs have an exercise price equal to the fair value of the Company’s common shares at the date of grant and become exercisable and vest over three years.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the fair value method prescribed by FAS No. 123—Accounting for Stock-Based Compensation (“FAS No. 123”), as amended by FAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under the prospective adoption method, compensation expense is recognized over the relevant service period based on the fair value of stock options granted after January 1, 2003.

In accordance with FAS 123, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2003	2002	2001
Option valuation assumptions:
Expected option life	7 years	7 years	7 years
Expected dividend yield	0.63%	0.52%	0.13%
Expected volatility	21.00%	22.00%	20.00%
Risk-free interest rate	4.00%	4.62%	5.11%

If the Company were to recognize compensation expense over the relevant service period under the fair value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	2003	2002	2001
Net income (loss), as reported	$120,567	$(5,754)	$2,531
Add: Stock-based employee compensation expense included in reported net income	342	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,531)	(1,990)	(913)

Pro forma net income (loss)	$118,378	$(7,744)	$1,618

Earnings per share, as reported
Basic	$2.91	$(0.15)	$0.08
Diluted	$2.84	$(0.20)	$0.05

Earnings per share, pro forma
Basic	$2.88	$(0.15)	$0.06
Diluted	$2.79	$(0.20)	$0.04

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

A summary of Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2000	975,521	(176,479)	151,183	$15.06

Increase in shares available	800,000
Options granted	(841,000)	(841,000)		$16.01	$5.75	$14.78-$18.00
Restricted stock issued	(205,500)

Balance, December 31, 2001	729,021	(1,017,479)	657,117	$15.84

Increase in shares available	3,000,000
Options granted	(718,500)	(718,500)		$15.51	$5.19	$10.26-$15.66
Restricted stock issued	(62,000)

Balance, December 31, 2002	2,948,521	(1,735,979)	944,518	$15.71

Increase in shares available	—
Options granted	(452,500)	(452,500)		$13.02	$3.77	$10.95-$15.84
Stock grants	(36,000)
Restricted stock issued	(335,100)

Balance, December 31, 2003	2,124,921	(2,188,479)	985,918	$15.15	$15.13	$10.26-$18.00

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

The Company’s Irish subsidiaries will be subject to Irish corporate taxes and premium taxes in jurisdictions where business is conducted.

13. Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2003 was $382,823 and actual statutory capital and surplus was $697,966. The principle differences between statutory capital and surplus and shareholders’ equity presented in accordance with accounting principles generally accepted in the United States of America are deferred acquisition costs, deferred charges and prepaid reinsurance premiums.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

Max Re is also required by its Class 4 licence to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. Max Re has received approval from the Minister of Finance to include all of its alternative investments as relevant assets. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2003, the Company met the minimum liquidity ratio requirement.

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited is required to maintain technical reserves and a minimum solvency margin. As of December 31, 2003 Max Insurance Europe Limited met the minimum solvency margin requirement.

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda and Ireland. Max Re and Max Insurance Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their statutory surplus below the required minimum. Max Re is also subject to certain restrictions under its letter of credit facilities that affect its ability to pay dividends to the Company. The Company paid dividends and capital distributions of $0.09 per share during 2003, compared to $0.08 per share in 2002.

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Basic earnings (loss) per share:
Net income (loss)	$120,567	$(5,754)	$2,531
Weighted average common shares outstanding	41,094,393	39,097,059	32,710,380

Basic earnings (loss) per share	$2.91	$(0.15)	$0.08

Diluted earnings (loss) per share:
Net income (loss)	$120,567	$(5,754)	$2,531
Add back minority interest share of income (loss)	10,325	(1,346)	93

Adjusted net income (loss)	$130,892	$(7,100)	$2,624

Weighted average ordinary shares outstanding - basic	41,094,393	39,097,059	32,710,380
Weighted average non-voting shares outstanding	4,135,064	7,163,716	7,319,332
Conversion of warrants	179,333	—	164,027
Conversion of non-voting warrants	422,103	—	372,993
Conversion of options	164,722	—	31,032

Weighted average ordinary shares outstanding - diluted	45,995,615	46,260,775	40,597,764

Diluted earnings (loss) per share	$2.84	$(0.15)	$0.06

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

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

The Company’s portfolio of alternative investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Max Re Diversified Manager is responsible for managing and monitoring risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its alternative investments.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the year ended December 31, 2003 was $1,289. In 2003, the Company entered into a ten year lease agreement to lease a building in Bermuda. The rent and maintenance expense for the next four years will be approximately $1,113 annually and the expense for the remaining five years will not exceed approximately $1,252 annually.

(c) Letter of credit facilities

The Company has three letter of credit facilities as of December 31, 2003. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2003, the Company amended the terms of this facility principally to lower the cost of the facility and reduce the capacity of the facility from $375,000 to $270,000. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $243,000 secured by fixed maturities and up to $27,000 secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At December 31, 2003 and December 31, 2002, letters of credit totaling $249,898 and $284,557, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $285,916 and Max Re Diversified shares with a fair value of $74,336 at December 31, 2003 were pledged as collateral for these letters of credit.

The Company also has a $100,000 letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company and an affiliate of a director of Max Re Capital. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At December 31, 2003 and December 31, 2002, letters of credit totaling $21,138 and $58,472, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $21,095 and Max Re Diversified shares with a fair value of $81,094 at December 31, 2003 were pledged as collateral for these letters of credit. With effect from January 1, 2004 the letter of credit facility with HVB was reduced to $50,000.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

In September 2003, the Company entered into a $100,000 letter of credit facility with Fleet National Bank (“Fleet”). At December 31, 2003, there were no letters of credit issued under this letter of credit facility. Fixed maturities and cash equivalents with a fair value of $nil were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2003.

16. Segment information

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers four products: structured risk transfer reinsurance, traditional risk transfer reinsurance, alternative risk transfer reinsurance and insurance, and traditional risk transfer insurance. The Company differentiates its property and casualty products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract, with its structured risk transfer products having the lowest aggregate loss cap and occurrence limits and its traditional risk transfer products having the highest, relative to premium received. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as that of the original policies. The Company also has a corporate segment that includes its investments and financing functions. The Company does not allocate assets by segment.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

A summary of operations by segment for the years ended December 31, 2003, 2002 and 2001 were as follows:

2003	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Revenues
Gross premiums written	$236,173	$318,624	$183,519	$163,213	$901,529	$108,250	$—	$1,009,779
Reinsurance premiums ceded	(41,294)	(17,538)	(17,100)	(56,992)	(132,924)	(21,650)	—	(154,574)

Net premiums written	$194,879	$301,086	$166,419	$106,221	$768,605	$86,600	$—	$855,205

Earned premiums	$266,748	$204,098	$190,270	$66,083	$727,199	$108,250	$—	$835,449
Earned premiums ceded	(44,645)	(8,074)	(13,678)	(20,198)	(86,595)	(21,650)	—	(108,245)

Net premiums earned	222,103	196,024	176,592	45,885	640,604	86,600	—	727,204

Net investment income	—	—	—	—	—	—	60,132	60,132
Net gains on alternative investments	—	—	—	—	—	—	124,036	124,036
Net realized gains on sale of fixed maturities	—	—	—	—	—	—	19,259	19,259
Other income	6,401	—	—	—	6,401	—	4,342	10,743

Total revenues	228,504	196,024	176,592	45,885	647,005	86,600	207,769	941,374

Losses and expenses
Losses, benefits and experience refunds	190,645	125,312	126,787	34,591	477,335	114,939	—	592,274
Acquisition costs	66,996	41,296	36,277	3,098	147,667	1,867	—	149,534
Interest expense	—	—	—	—	—	—	28,829	28,829
General and administrative expenses	3,540	3,226	2,630	4,907	14,303	4,486	21,056	39,845

Total losses and expenses	261,181	169,834	165,694	42,596	639,305	121,292	49,885	810,482

Net income (loss) before minority interest	$(32,677)	$26,190	$10,898	$3,289	$7,700	$(34,692)	$157,884	$130,892

Loss ratio	85.8%	63.9%	71.8%	75.4%	74.5%
Combined ratio	117.6%	86.6%	93.8%	92.8%	99.8%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned.

The combined ratio is calculated by dividing total losses and expenses by net premiums earned.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

2002	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Revenues
Gross premiums written	$308,615	$137,919	$186,200	$—	$632,734	$14,656	$—	$647,390
Reinsurance premiums ceded	(43,593)	—	(8,888)	—	(52,481)	(2,198)	—	(54,679)

Net premiums written	$265,022	$137,919	$177,312	$—	$580,253	$12,458	$—	$592,711

Earned premiums	$283,963	$38,910	$97,152	$—	$420,025	$14,656	$—	$434,681
Earned premiums ceded	(39,261)	—	(5,185)	—	(44,446)	(2,198)	—	(46,644)

Net premiums earned	244,702	38,910	91,967	—	375,579	12,458	—	388,037

Net investment income	—	—	—	—	—	—	64,353	64,353
Net gains on alternative investments	—	—	—	—	—	—	32,127	32,127
Net realized gains on sale of fixed maturities	—	—	—	—	—	—	5,390	5,390
Other income	2,763	—	638	—	3,401	—	2,780	6,181

Total revenues	247,465	38,910	92,605	—	378,980	12,458	104,650	496,088

Losses and expenses
Losses, benefits and experience refunds	221,352	28,152	63,533	—	313,037	47,945	—	360,982
Acquisition costs	67,515	9,218	21,210	—	97,943	(205)	—	97,738
Interest expense	—	—	—	—	—	—	23,131	23,131
General and Administrative expenses	3,313	1,441	1,945	—	6,699	6,050	8,588	21,337

Total losses and expenses	292,180	38,811	86,688	—	417,679	53,790	31,719	503,188

Net income (loss) before minority interest	$(44,715)	$99	$5,917	$—	$(38,699)	$(41,332)	$72,931	$(7,100)

Loss ratio	90.5%	72.4%	69.1%	—	83.3%
Combined ratio	119.4%	99.7%	94.3%	—	111.2%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

2001	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Structured	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Revenues
Gross premiums written	$496,452	$—	$—	$—	$496,452	$214,099	$—	$710,551
Reinsurance premiums ceded	(83,974)	—	—	—	(83,974)	(32,443)	—	(116,417)

Net premiums written	$412,478	$—	$—	$—	$412,478	$181,656	$—	$594,134

Earned premiums	$385,892	$—	$—	$—	$385,892	$214,099	$—	$599,991
Earned premiums ceded	(66,601)	—	—	—	(66,601)	(32,443)	—	(99,044)

Net premiums earned	319,291	—	—	—	319,291	181,656	—	500,947

Net investment income	—	—	—	—	—	—	43,870	43,870
Net gains on alternative investments	—	—	—	—	—	—	29,784	29,784
Net realized gains on sale of fixed maturities	—	—	—	—	—	—	2,512	2,512
Other income	1,289	—	—	—	1,289	—	2,568	3,857

Total revenues	320,580	—	—	—	320,580	181,656	78,734	580,970

Losses and expenses
Losses, benefits and experience refunds	312,952	—	—	—	312,952	201,371	—	514,323
Acquisition costs	29,254	—	—	—	29,254	1,606	—	30,860
Interest expense	—	—	—	—	—	—	12,121	12,121
General and Administrative expenses	6,296	—	—	—	6,296	6,849	7,897	21,042

Total losses and expenses	348,502	—	—	—	348,502	209,826	20,018	578,346

Net income (loss) before minority interest	$(27,922)	$—	$—	$—	$(27,922)	$(28,170)	$58,716	$2,624

Loss ratio	98.0%	—	—	—	98.0%
Combined ratio	109.1%	—	—	—	109.1%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

(Expressed in thousands of United States Dollars, except per share and share amounts)

The Company currently operates in two geographic segments: North America, which represents North American based risks written by North American based reinsureds, and Europe, which principally represents the United Kingdom and Continental Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
North America	$634,795	$412,373	$514,551
Europe	374,984	235,017	196,000
Reinsurance ceded—North America	(90,882)	(27,914)	(106,535)
Reinsurance ceded—Europe	(63,692)	(26,765)	(9,882)

	$855,205	$592,711	$594,134

Three customers accounted for 14.8%, 14.8% and 11.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2003. Three customers accounted for 20.7%, 17.2% and 14.2%, respectively, of the Company’s gross premiums written during the year ended December 31, 2002. Five customers accounted for 22.1%, 16.2%, 14.5%, 14.1% and 11.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2001.

17. Quarterly financial results (unaudited)

	Quarter Ended
2003	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$143,728	$143,305	$178,746	$261,425
Net interest income	14,507	15,061	13,899	16,665
Net gain on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	184,529	206,299	233,463	317,083

Losses and expenses
Losses, benefits and experience refunds	114,463	114,371	139,655	223,785
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	5,981	8,953	5,382	8,513
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	167,377	169,799	192,629	280,677

Income before minority interest	$17,152	$36,500	$40,834	$36,406

Net income	$14,562	$30,849	$38,750	$36,406

Basic earnings per share	$0.38	$0.81	$0.91	$0.81

Diluted earnings per share	$0.38	$0.81	$0.89	$0.76

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003, 2002 and 2001

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