Form 10-Q
period 2004-03-31
MAX RE CAPITAL LTD
filed 2004-05-03
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of April 30, 2004 was 45,725,811.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$171,467	$201,515
Fixed maturities, available for sale at fair value	1,666,500	1,604,430
Alternative investments, at fair value	988,077	831,359
Accrued interest income	15,840	14,608
Premiums receivable	454,391	389,393
Losses recoverable from reinsurers	305,522	273,711
Funds withheld	19,216	56
Deferred acquisition costs	129,901	87,116
Deferred charges	9,774	5,259
Prepaid reinsurance premiums	75,248	67,343
Other assets	28,418	20,769

Total assets	$3,864,354	$3,495,559

LIABILITIES
Property and casualty losses and experience refunds	$1,137,861	$991,687
Life and annuity benefits and experience refunds	474,025	480,099
Deposit liabilities	242,774	267,350
Funds withheld from reinsurers	238,702	213,483
Unearned property and casualty premiums	678,194	471,625
Reinsurance balances payable	54,233	74,693
Accounts payable and accrued expenses	21,666	41,392
Bank loan	150,000	150,000

Total liabilities	2,997,455	2,690,329

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized; 45,725,811 shares issued and outstanding (2003 – 45,184,611)	45,726	45,185
Additional paid-in capital	650,354	637,772
Loans receivable from common share sales	(11,965)	(11,965)
Unearned stock grant compensation	(15,694)	(4,032)
Accumulated other comprehensive income	44,380	25,790
Retained earnings	154,098	112,480

Total shareholders’ equity	866,899	805,230

Total liabilities and shareholders’ equity	$3,864,354	$3,495,559

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended March 31
	2004	2003
REVENUE
Gross premiums written	$439,531	$430,545
Reinsurance premiums ceded	(42,787)	(31,852)

Net premiums written	$396,744	$398,693

Earned premiums	$233,290	$158,065
Earned premiums ceded	(34,392)	(14,337)

Net premiums earned	198,898	143,728
Net investment income	18,846	14,507
Net gains on alternative investments	38,476	21,802
Net realized gains on sales of fixed maturities	5,781	2,490
Other income	1,168	2,002

Total revenue	263,169	184,529

LOSSES AND EXPENSES
Losses, benefits and experience refunds	166,385	114,463
Acquisition costs	31,783	38,737
Interest expense	11,843	5,981
General and administrative expenses	10,169	8,196

Total losses and expenses	220,180	167,377

INCOME BEFORE MINORITY INTEREST	42,989	17,152
Minority interest	—	(2,590)

NET INCOME	42,989	14,562
Change in net unrealized appreciation of fixed maturities	18,729	(728)
Foreign currency translation adjustment	(139)	—

COMPREHENSIVE INCOME	$61,579	$13,834

Basic earnings per share	$0.94	$0.38

Diluted earnings per share	$0.87	$0.38

Weighted average shares outstanding—basic	45,547,393	38,172,645

Weighted average shares outstanding—diluted	49,332,004	45,293,477

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2004	2003
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	45,185	37,999
Issuance of shares	541	335
Repurchase of shares	—	(202)

Balance, end of period	45,726	38,132

Additional paid-in capital
Balance, beginning of period	637,772	526,582
Issuance of shares	12,453	3,633
Stock option expense	129	—
Repurchase of shares	—	(2,140)

Balance, end of period	650,354	528,075

Loans receivable from common share sales
Balance, beginning of period	(11,965)	(12,575)
Loans repaid	—	610

Balance, end of period	(11,965)	(11,965)

Unearned stock grant compensation
Balance, beginning of period	(4,032)	(2,656)
Stock grants awarded	(12,994)	(3,741)
Amortization	1,332	518

Balance, end of period	(15,694)	(5,879)

Accumulated other comprehensive income
Balance, beginning of period	25,790	49,108
Holding gains on fixed maturities arising in period	24,510	1,594
Net realized gains included in net income	(5,781)	(2,490)
Currency translation adjustments	(139)	—
Reallocation to minority interest	—	168

Balance, end of period	44,380	48,380

Retained earnings (deficit)
Balance, beginning of period	112,480	(4,299)
Net income	42,989	14,562
Dividends paid	(1,371)	(766)

Balance, end of period	154,098	9,497

Total shareholders’ equity	$866,899	$606,240

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2004	2003
OPERATING ACTIVITIES
Net income	$42,989	$14,562
Adjustments to reconcile net income to net cash from operating activities:
Minority share of income	—	2,590
Amortization of unearned stock based compensation	1,461	518
Amortization of discount on fixed maturities	2,046	1,111
Net realized gains on sale of fixed maturities	(5,781)	(2,490)
Net gains on alternative investments	(38,476)	(21,802)
Accrued interest income	(1,232)	(1,403)
Premiums receivable	(64,998)	(185,815)
Losses recoverable from reinsurers	(31,811)	(11,298)
Funds withheld	(19,160)	(15,691)
Deferred acquisition costs	(42,785)	(71,088)
Deferred charges	(4,515)	1,168
Prepaid reinsurance premiums	(7,905)	(17,517)
Other assets	(7,649)	(2,325)
Property and casualty losses and experience refunds	146,174	98,928
Life and annuity benefits and experience refunds	(6,074)	(9,037)
Funds withheld from reinsurers	25,219	12,909
Unearned property and casualty premiums	206,569	272,501
Reinsurance balances payable	(20,460)	4,208
Accounts payable and accrued expenses	(19,726)	(3,125)

Cash from operating activities	153,886	66,904

INVESTING ACTIVITIES
Purchases of fixed maturities	(374,228)	(164,953)
Sales (purchases) of alternative investments	(118,570)	(60,713)
Sales of fixed maturities	322,061	103,323
Redemptions of fixed maturities	12,889	26,500

Cash used in investing activities	(157,848)	(95,843)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	227
Repurchases of common shares	—	(2,343)
Proceeds from bank loan	—	50,000
Dividends paid	(1,371)	(766)
Distributions to minority shareholders	—	(142)
Deposit liabilities	(24,576)	(902)
Note and loans repaid	—	610

Cash from (used in) financing activities	(25,947)	46,684

Effect of exchange rate on cash	(139)	—
Changes in cash and cash equivalents	(30,048)	17,745
Cash and cash equivalents, beginning of period	201,515	92,103

CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,467	$109,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid totaled $1,152 and $708 for the three months ended March 31, 2004 and 2003, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (“Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified” and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003.

Max Re Capital was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Re, a Bermuda long-term and Class 4 insurer. The Company’ European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited (“Max Re Europe”) and Max Insurance Europe Limited (“Max Insurance Europe”).

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150.0 million sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $90.1 million at March 31, 2004 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. The swap termination date is February 2005, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers three products: traditional risk transfer reinsurance, alternative risk transfer reinsurance and insurance and traditional risk transfer insurance. As of January 1, 2004, the Company no longer distinguishes between structured risk transfer reinsurance and alternative risk transfer reinsurance products as they are managed by the same team of underwriters and because of the similarity of the products. Accordingly, the Company has combined these products within the segment disclosure as alternative risk transfer reinsurance products. The Company differentiates its property and casualty reinsurance products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contracts, with its alternative risk transfer products having lower aggregate loss cap and occurrence limits, relative to premium received, compared to its traditional risk transfer products. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate segment that includes its investment and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the three months ended March 31, 2004 and 2003 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2004
	Property & Casualty				Life & Annuity	Corporate	Consolidated
	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Gross premiums written	$216,016	$181,725	$41,790	$439,531	$—	$—	$439,531
Reinsurance premiums ceded	(11,714)	(8,425)	(22,648)	(42,787)	—	—	(42,787)

Net premiums written	$204,302	$173,300	$19,142	$396,744	$—	$—	$396,744

Earned premiums	$73,550	$112,029	$47,711	$233,290	$—	$—	$233,290
Earned premiums ceded	(5,225)	(11,012)	(18,155)	(34,392)	—	—	(34,392)

Net premiums earned	68,325	101,017	29,556	198,898	—	—	198,898
Net investment income	—	—	—	—	—	18,846	18,846
Net gains on sales of alternative investments	—	—	—	—	—	38,476	38,476
Net realized gains on sales of fixed maturities	—	—	—	—	—	5,781	5,781
Other income	—	—	—	—	—	1,168	1,168

Total revenues	68,325	101,017	29,556	198,898	—	64,271	263,169

Losses, benefits and experience refunds	48,760	87,677	22,228	158,665	7,720	—	166,385
Acquisition costs	12,317	18,090	1,160	31,567	216	—	31,783
Interest expense	—	—	—	—	—	11,843	11,843
General and administrative expenses	984	1,154	161	2,299	871	6,999	10,169

Total losses and expenses	62,061	106,921	23,549	192,531	8,807	18,842	220,180

Net income (loss) before minority interest	$6,264	$(5,904)	$6,007	$6,367	$(8,807)	$45,429	$42,989

Loss Ratio	71.4%	86.8%	75.2%	79.8%
Combined Ratio	90.8%	105.8%	79.7%	96.8%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned. The combined ratio is calculated by dividing total losses and expenses by net premiums earned. A loss or combined ratio is not provided for life and annuity products as these ratios are not normally considered appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2003
	Property & Casualty
	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total	Life & Annuity	Corporate	Consolidated
Gross premiums written	$114,104	$307,467	$8,974	$430,545	$—	$—	$430,545
Reinsurance premiums ceded	—	(31,852)	—	(31,852)	—	—	(31,852)

Net premiums written	$114,104	$275,615	$8,974	$398,693	$—	$—	$398,693

Earned premiums	$38,221	$118,606	$1,238	$158,065	$—	$—	$158,065
Earned premiums ceded	—	(14,337)	—	(14,337)	—	—	(14,337)

Net premiums earned	38,221	104,269	1,238	143,728	—	—	143,728
Net investment income	—	—	—	—	—	14,507	14,507
Net gains on sales of alternative investments	—	—	—	—	—	21,802	21,802
Net realized gains on sales of fixed maturities	—	—	—	—	—	2,490	2,490
Other income	—	952	—	952	—	1,050	2,002

Total revenues	38,221	105,221	1,238	144,680	—	39,849	184,529

Losses, benefits and experience refunds	23,522	82,160	990	106,672	7,791	—	114,463
Acquisition costs	8,202	30,246	30	38,478	259	—	38,737
Interest expense	—	—	—	—	—	5,981	5,981
General and administrative expenses	443	1,193	1,498	3,134	1,262	3,800	8,196

Total losses and expenses	32,167	113,599	2,518	148,284	9,312	9,781	167,377

Net income (loss) before minority interest	$6,054	$(8,378)	$(1,280)	$(3,604)	$(9,312)	$30,068	$17,152

Loss Ratio	61.5%	78.8%	80.0%	74.2%
Combined Ratio	84.2%	109.0%	203.4%	103.2%

The Company currently operates in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
	2004	2003
	(Expressed in thousands of United States Dollars)
North America	$295,426	$187,143
Europe	144,105	243,402
Reinsurance Ceded–North America	(28,615)	(6,812)
Reinsurance Ceded–Europe	(14,172)	(25,040)

	$396,744	$398,693

Three customers accounted for 31.6%, 12.0% and 9.1%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2004. Three customers accounted for 33.9%, 28.9% and 12.8%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2003.

5.	EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on January 30, 2004 payable to shareholders of record on February 13, 2004.

The Company did not repurchase any common shares during the three months ended March 31, 2004. As of March 31, 2004, the remaining authorization under the Company’s share repurchase program was approximately $23.2 million.

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

Pursuant to Max Re’s quota share reinsurance agreement with Grand Central Re, each of Max Re and Grand Central Re are required to retrocede a portion of their respective gross premiums written from certain transactions to the other party on a quota share basis. Under an aggregate stop loss contract, Grand Central Re also provides aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts.

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re. Although the variable quota share agreement with Max Re remains in force, the parties have agreed that Max Re will not cede any new business to Grand Central Re for the 2004 year while Grand Central Re reviews its long term strategic direction.

	March 31,
	2004	2003
	(Expressed in thousands of United States Dollars)
Losses recoverable from reinsurers	$178,916	$115,395
Prepaid reinsurance premiums	17,034	37,936
Deposit liability	42,886	49,223
Funds withheld from reinsurers	185,973	119,255
Reinsurance balances payable	8,885	18,650
Reinsurance premiums ceded	8,373	31,852
Earned premiums ceded	8,935	13,917
Other income	1,168	1,051
Losses, benefits and experience refunds	12,337	12,136
Interest expense	4,886	1,331

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

Alternative Investment Managers

Moore Capital Management, LLC, which is affiliated with certain shareholders and a director of Max Re Capital, served as fund of funds advisor for Max Re Diversified until April 1, 2004, when such management obligations were assigned, with the consent of the Company, to its subsidiary Alstra Capital Management, LLC (Moore Capital Management, LLC hereinafter referred to collectively with Alstra Capital Management, LLC and its other affiliates as “Moore Capital”).

For the three months ended March 31, 2004 and 2003, Moore Capital received aggregate management and incentive fees of $1,143 and $868, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital. In addition, as the fund of funds advisor for Max Re Diversified, Moore Capital received $1,406 and $1,024 in fees for the three months ended March 31, 2004 and 2003, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

The Company has three letter of credit facilities as of March 31, 2004. The Company’s primary letter of credit facility provides $270.0 million of capacity and is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $243.0 million secured by fixed maturities and up to $27.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At March 31, 2004 and December 31, 2003, letters of credit totaling $267.6 million and $249.9 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $261.8 million and Max Re Diversified shares with a fair value of $77.6 million at March 31, 2004 were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company and an affiliate of a former director. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At each of March 31, 2004 and December 31, 2003, letters of credit totaling $21.1 million were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $21.5 million and Max Re Diversified shares with a fair value of $84.6 million at March 31, 2004 were pledged as collateral for these letters of credit.

In September 2003, the Company entered into a $100.0 million letter of credit facility with Fleet National Bank. At March 31, 2004, letters of credit totaling $0.6 million were issued under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $15.3 million at March 31, 2004 were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including maintaining a minimum consolidated tangible net worth, and places restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at March 31, 2004.

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation in accordance with the fair-value method prescribed by FAS No. 123—Accounting for Stock-Based Compensation (“FAS No. 123”), as amended by FAS No. 148—Accounting for Stock-Based Compensation - Transition and Disclosure, using the prospective adoption method. Under the prospective adoption method, compensation expense is recognized over the relevant service period based on the fair value of stock options granted after January 1, 2003.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amount)
Net income, as reported	$42,989	$14,562
Add: Stock-based employee compensation expense included in reported net income	129	33
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(729)	(539)

Pro forma net income	$42,389	$14,056

Earnings per share, as reported
Basic	$0.94	$0.38
Diluted	0.87	0.38
Earnings per share, pro forma
Basic	$0.93	$0.37
Diluted	0.86	0.37

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and our financial condition as of March 31, 2004. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the Securities and Exchange Commission) include, without limitation, acceptance in the market of our products, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rate levels, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations may adversely impact our investment or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. In the past two years, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. Further, a weak global economy and corrections in the global capital markets over the last several years have resulted in a pricing gap between buyers and sellers of the type of life and annuity reinsurance products that we offer. We anticipate continuing greater demand for our property and casualty products than for our life and annuity products during 2004.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as features of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments, designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at March 31, 2004, the allocation of invested assets was approximately 65.0% in cash and fixed maturities and 35.0% in alternative investments.

Our principal operating subsidiary is Max Re. At March 31, 2004, Max Re had $853 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide reinsurance underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

We continued to develop our property and casualty traditional reinsurance and insurance opportunities during the three months ended March 31, 2004. The strategy resulted in improved underwriting performance, which, coupled with strong investment performance, enabled us to generate increased net income. During the three months ended March 31, 2004, we produced a 2.1% increase in gross premiums written compared to the three months ended March 31, 2003. Gross premiums written in our alternative risk transfer product line declined 40.9%, principally due to the non-renewal of one large alternative risk transfer contract that accounted for $110.0 million in gross premiums written in the three months ended March 31, 2003. Gross premiums written for the traditional reinsurance and insurance product lines increased by 109.5% to $257.8 million for the three months ended March 31, 2004 compared to $123.1 million for the three months ended March 31, 2003.

We intend to continue to increase the diversification of our property and casualty underwriting business. Our efforts to shift our underwriting focus and hire additional traditional reinsurance underwriting professionals, coupled with the introduction of insurance operations, has enabled us to increase our professional liability, general liability and aviation underwriting capability and premium volume. Consequently, we believe our underwriting portfolio is, and will be for the foreseeable future, more balanced and diversified than in previous years.

There is a potential for increased volatility in our loss ratio arising from the diversification in product mix to include traditional reinsurance and insurance business. We plan to manage this risk by selecting appropriate line sizes, diversifying our underlying exposures, establishing contractual caps on our contracts and continue purchasing reinsurance and retrocessional reinsurance protection.

Our diversification in property and casualty product mix has resulted in improved underwriting performance in the first three months of 2004. Our combined ratio (total losses and expenses as a percentage of net premiums earned) has improved to 96.8% in the three months ended March 31, 2004, compared to 103.2% in the three months ended March 31, 2003. We believe that our traditional reinsurance and insurance products will generate lower combined ratios than alternative risk transfer products.

Losses, benefits and experience refunds represent our largest expense and account for more than 50% of total liabilities at March 31, 2004. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. The results of our regular internal review of reserves determined that there were no significant adjustments to reserves during the three months ended March 31, 2004. In addition, the adequacy of our reserves is reviewed annually, in the fourth quarter of the year, by outside actuaries to support management’s estimates.

Our investments during the three months ended March 31, 2004 produced a total return of 2.98% compared to 1.83% for the three months ended March 31, 2003. The principal contributor to the investment performance during the three months ended March 31, 2004 was the 4.07% rate of return generated on our alternative investments compared to a 3.10% rate of return for the same period in 2003. We currently invest in 12 strategies within our alternative investment portfolio. All strategies had positive rates of return during the three months ended March 31, 2004.

We continually assess our liquidity needs by monitoring new business prospects and the development of our existing operations. During the three months ended March 31, 2004, we generated $153.9 million of cash from operations and invested $157.8 million in fixed maturities and alternative investments. We expect to continue to generate operating cash inflow during the remainder of 2004 through profitable new business and investment returns, which will be offset partially by paid losses on existing reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive revenues from two principal sources, premiums from reinsurance and insurance business and income from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Premiums are earned over the coverage period of the underlying contracts. Each of our reinsurance contracts contains unique pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize the realized capital gains or losses on our fixed maturities investments at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including, but not limited to, changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments is a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies and general economic and investment market conditions, and the underlying operating results of the private equity reinsurance investments.

Expenses

Our principal expenses are losses, benefits and experience refunds, acquisition costs, interest expense and general and administrative expenses. Losses, benefits and experience refunds are based on the amount and type of reinsurance and insurance contracts written by us during the current reporting period and information received during the current reporting period from ceding clients pertaining to contracts written in prior years. We record losses, benefits and experience refunds based on an actuarial estimate of the expected losses, benefits and experience refunds to be incurred on each contract written. The ultimate losses, benefits and experience refunds depend on the actual costs to settle these liabilities. We increase or decrease losses, benefits and experience refunds estimates as actual claim reports are received. Our ability to estimate losses, benefits and experience refunds accurately at the time of pricing our contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a negotiated percentage of the premiums on reinsurance and insurance contracts written. We generally defer and amortize these costs over the period in which the related premiums are earned.

Interest expense principally reflects the interest charged on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is charged on the funds withheld balances at various contractual and negotiated rates and the expense may vary from period to period. In addition, interest expense also includes interest on the bank loan at a rate based on LIBOR plus a spread.

General and administrative expenses are principally employee salaries and related personnel costs, rent and other operating costs. These costs are primarily fixed in nature and do not correlate with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2004. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 27, 2004, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations – Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Gross premiums written. Gross premiums written for the three months ended March 31, 2004 were $439.5 million compared to $430.5 million for the three months ended March 31, 2003, an increase of 2.1%. Gross premiums written for each of the three month periods came entirely from property and casualty underwriting. Gross premiums written for property and casualty increased principally due to increased production of traditional reinsurance and insurance business offset by the non-renewal of one large alternative reinsurance contract in the three months ended March 31, 2003, which accounted for $110.0 million of premium.

Reinsurance premiums ceded. Premiums ceded for the three months ended March 31, 2004 were $42.8 million compared to $31.9 million for the three months ended March 31, 2003, an increase of 34.2%. Reinsurance premiums ceded during the three months ended March 31, 2004 were principally related to our quota-share reinsurance of our traditional insurance business. In addition, we purchased specific reinsurance and retrocessional reinsurance to manage the risks on a line of business basis and to manage the exposure retained by us on a transaction basis. As our traditional reinsurance and insurance business grows, we are purchasing, and expect to continue to purchase, additional reinsurance and retrocessional reinsurance coverage consistent with our risk management objectives.

Net premiums earned. Net premiums earned, entirely related to property and casualty products, were $198.9 million, after the deduction of $34.4 million of earned premiums ceded, for the three months ended March 31, 2004 compared to $143.7 million, after the deduction of $14.3 million of earned premiums ceded, for the three months ended March 31, 2003, an increase of 38.4%. The increase reflects the earning of increased gross premiums written over the past eighteen months.

Net investment income. Net investment income was $18.8 million for the three months ended March 31, 2004 compared to $14.5 million for the three months ended March 31, 2003, an increase of 29.7%. The increase was principally attributable to the increase in the amount of cash and fixed maturities investments held from $1,425.0 million at March 31, 2003 to $1,838.0 million at March 31, 2004, resulting principally from cash received from the collection of premiums written since March 31, 2003. The average annualized investment yield on cash and fixed maturities investments for the three months ended March 31, 2004 was 4.14% compared to an average yield of 4.15% for the three months ended March 31, 2003.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $38.5 million, including $1.7 million from our private equity reinsurance investments, for the three months ended March 31, 2004 compared to $21.8 million, including $3.9 million from the our private equity reinsurance investments, for the three months ended March 31, 2003, an increase of 76.6%. The increase was attributable to both a 4.07% return on alternative investments for the three months ended March 31, 2004 compared to a 3.10% return for the three months ended March 31, 2003 and an increase in the size of the alternative investment portfolio resulting from approximately $371.6 million of additional investments in the alternative investment portfolio during the twelve months ended March 31, 2004. Every alternative investment strategy that we employed was profitable during the three months ended March 31, 2004. Alternative investment strategies principally contributing to the gains in the current period were the commodity trading, distressed securities investing, event driven arbitrage, long/short equities and opportunistic investing.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $166.4 million for the three months ended March 31, 2004 compared to $114.5 million for the three months ended March 31, 2003, an increase of 45.3%. Property and casualty losses were $158.7 million for the three months ended March 31, 2004 compared to $106.7 million for the three months ended March 31, 2003. The increase in property and casualty losses was related to the increase in property and casualty premiums earned during the three months ended March 31, 2004 compared to the same period in 2003. The loss ratio for property and casualty business for the three months ended March 31, 2004 was 79.8% compared to 74.2% for the three months ended March 31, 2003. The increase in loss ratio principally reflects the reduction in aviation premiums earned and increased casualty premiums earned in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Loss and loss adjustment expenses incurred for the aviation premium earned in the three months ended March 31, 2003 were lower than the loss costs for the casualty premiums earned in 2004.

Life and annuity benefits were $7.7 million for the three months ended March 31, 2004, which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $7.8 million for the three months ended March 31, 2003.

There were no significant adjustments to expected reserves during the three months ended March 31, 2004.

Acquisition costs. Acquisition costs were $31.8 million for the three months ended March 31, 2004 compared to $38.7 million for the three months ended March 31, 2003, a decrease of 17.8%. The decrease in acquisition costs results from a change in property and casualty product mix away from alternative risk products, which typically have higher acquisition costs. Additionally, our increased use of the reinsurance market on the traditional reinsurance and insurance contracts has enabled us to recover acquisition costs associated with those contracts from reinsurers and retrocessionaires.

Interest expense. Interest expense was $11.8 million for the three months ended March 31, 2004 compared to $6.0 million for the three months ended March 31, 2003, an increase of 96.7%. The increase resulted principally from interest expense on additional funds withheld from our reinsurers and on increased deposit liabilities for the three months ended March 31, 2004 compared to the same period in 2003. Additionally, the rate of interest charged on the funds withheld was higher for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 as a result of increased total returns on the bond indices upon which the interest is based.

General and administrative expenses. General and administrative expenses were $10.2 million for the three months ended March 31, 2004 compared to $8.2 million for the three months ended March 31, 2003, an increase of 24.4%. The increase resulted principally from additional costs associated with our traditional insurance and reinsurance teams that were not fully established in the three months ended March 31, 2003. For the three months ended March 31, 2004 the ratio of general and administrative expenses to net premiums earned was 5.1% compared to 5.7% for the three months ended March 31, 2003.

Net income. Net income for the three months ended March 31, 2004 was $43.0 million compared to net income of $14.6 million for the three months ended March 31, 2003, an increase of 194.5%. The results for the three months ended March 31, 2004 are principally attributable to underwriting profits our traditional risk transfer reinsurance and insurance products and an improved rate of return on our alternative investments compared to the same period in 2003.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments were $2,826.0 million at March 31, 2004 compared to $2,637.3 million at December 31, 2003, an increase of 7.2%. The increase in cash and invested assets resulted principally from $153.9 million in cash flows from operations generated in the first three months of 2004 and the appreciation of the alternative investment portfolio of $38.5 million.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $1,137.9 million at March 31, 2004 compared to $991.7 million at December 31, 2003, an increase of 14.7%. The increase in property and casualty losses and experience refunds was principally attributable to increased premiums earned during the three months ended March 31, 2004, partially offset by losses paid.

Life and annuity benefits and experience refunds. Life and annuity benefits and experience refunds totaled $474.0 million at March 31, 2004 compared to $480.1 million at December 31, 2003. The decrease in the three months ended March 31, 2004 was principally attributable to benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $305.5 million at March 31, 2004 compared to $273.7 million at December 31, 2003, an increase of 11.6%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. At March 31, 2004, two retrocessionaires account for 58.6% and 27.4% of our losses recoverable from reinsurers, respectively. The retrocessionaires have a financial strength rating of “A-” and “A,” respectively, by A.M. Best Company. We retain funds from these two retrocessionaires to secure principally all of their obligations.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Under GAAP, these transactions were viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan.

Shareholders’ equity. Our shareholders’ equity increased to $866.9 million at March 31, 2004 from $805.2 million at December 31, 2003, an increase of 7.7%, principally reflecting income of $43.0 million for the three months ended March 31, 2004 and unrealized holding gains on fixed maturities arising during the period of $18.7 million, partially offset by a dividend paid in the amount of $1.4 million.

Liquidity and capital resources. We generated $153.9 million from operations during the three months ended March 31, 2004 compared to $66.9 million for the three months ended March 31, 2003, an increase of 130.0%, principally reflecting the diversification in product mix, which generated increased gross premiums written during the period. We used $25.9 million for financing activities principally for the payment of deposit liabilities relating to one large contract. The net cash generated from operating and financing activities was applied to our investing activities through the net purchase of $39.3 million in fixed maturities and $118.6 million in alternative investments.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2004, Max Re, which is required to have $198.6 million in statutory capital and surplus in order to pay dividends, had $714.8 million in statutory capital and surplus.

Capital resources. At March 31, 2004, our capital structure consisted of equity. Total capitalization after deducting loans to employees and including retained earnings and accumulated other comprehensive income amounted to $866.9 million as compared to $805.2 million at December 31, 2003, an increase of 7.7%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets and evaluate various capital alternatives from time to time. We regularly review our capital adequacy and believe our current level of capital is sufficient to support our current reinsurance and insurance operations.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements.

We have three letter of credit facilities as of March 31, 2004 providing $420.0 million of aggregate letter of credit capacity. Each of our letter of credit facilities requires that we comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. We were in compliance with all the covenants of each of its letter of credit facilities at March 31, 2004.

On January 30, 2004, Max Re Capital’s Board of Directors declared a quarterly shareholder dividend of $0.03 per share payable to shareholders of record on February 13, 2004. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant. On April 30, 2004, the Board of Directors declared a dividend of $0.03 per share to be paid on May 31, 2003 to shareholders of record on May 14, 2004.

We have been assigned an insurer financial strength rating of “A- (Excellent)” by A.M. Best Company, Inc. and an insurer financial strength rating of “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new reinsurance contracts, which would significantly and negatively affect our business. To date, our ratings have been affirmed by A.M. Best and Fitch on each rating review. Ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we were not aware of any unconsolidated VIE transactions.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$150,000	$150,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	10,434	1,113	2,226	2,400	4,695
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—

Total	$160,434	$151,113	$2,226	$2,400	$4,695

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We engage in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. We attempt to maintain adequate liquidity in our fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on Board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of March 31, 2004, we did not hold any high-yield investments in our fixed maturities investment portfolio. Our current policy is not to hold securities rated lower than BBB-/BAA- in our fixed maturities investment portfolio. At March 31, 2004, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.8%, or approximately $70.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 3.9%, or approximately $71.9 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2004, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9%, or approximately $18.9 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9%, or approximately $18.9 million.

ITEM 4.	Controls and Procedures

Disclosure Controls and Internal Controls. Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls are controls, and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting, which we refer to as internal controls, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management and other personnel, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls also include policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of our company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Limitations on the effectiveness of controls. Although the management of our company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Quarterly evaluation of the Company’s Disclosure Controls. As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

At March 31, 2004, we were not a party to any material litigation or arbitration We anticipate that we will be subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 2.	Changes in Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on February 27, 2004).

(b)	Reports on Form 8-K

On February 2, 2004, Max Re Capital filed a Current Report on Form 8-K reporting its earnings for its fourth quarter ended December 31, 2003, the declaration on January 30, 2004 of a dividend payable to shareholders of record on February 13, 2004 and its announcement of the resignation of a director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Re Capital Ltd.

/s/ Robert J. Cooney

Name: Robert J. Cooney Title: President and Chief Executive Officer

Date: May 3, 2004

/s/ Keith S. Hynes

Name: Keith S. Hynes Title: Executive Vice President and Chief Financial Officer

Date: May 3, 2004

S-1