Form 10-Q
period 2004-06-30
MAX RE CAPITAL LTD
filed 2004-08-03
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of July 15, 2004 was 45,737,611.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$243,294	$201,515
Fixed maturities, available for sale at fair value	1,682,150	1,604,430
Alternative investments, at fair value	1,016,221	831,359
Accrued interest income	16,569	14,608
Premiums receivable	388,951	389,393
Losses recoverable from reinsurers	330,214	273,711
Funds withheld	18,070	56
Deferred acquisition costs	111,134	87,116
Deferred charges	8,827	5,259
Prepaid reinsurance premiums	87,899	67,343
Other assets	27,715	20,769

Total assets	$3,931,044	$3,495,559

LIABILITIES
Property and casualty losses and experience refunds	$1,260,923	$991,687
Life and annuity benefits and experience refunds	464,486	480,099
Deposit liabilities	242,505	267,350
Funds withheld from reinsurers	258,740	213,483
Unearned property and casualty premiums	654,150	471,625
Reinsurance balances payable	50,471	74,693
Accounts payable and accrued expenses	23,648	41,392
Bank loan	150,000	150,000

Total liabilities	3,104,923	2,690,329

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized; 45,737,611 shares issued and outstanding (2003 – 45,184,611)	45,738	45,185
Additional paid-in capital	650,715	637,772
Loans receivable from common share sales	(10,965)	(11,965)
Unearned stock grant compensation	(14,000)	(4,032)
Accumulated other comprehensive income (loss)	(10,737)	25,790
Retained earnings	165,370	112,480

Total shareholders’ equity	826,121	805,230

Total liabilities and shareholders’ equity	$3,931,044	$3,495,559

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
REVENUES
Gross premiums written	$183,654	$165,767	$623,185	$596,313
Reinsurance premiums ceded	(47,567)	(39,186)	(90,353)	(71,039)

Net premiums written	$136,087	$126,581	$532,832	$525,274

Earned premiums	$206,557	$161,377	$439,847	$319,441
Earned premiums ceded	(34,739)	(18,072)	(69,130)	(32,408)

Net premiums earned	171,818	143,305	370,717	287,033
Net investment income	19,696	15,061	38,542	29,568
Net gains on alternative investments	1,038	45,212	39,514	67,014
Net realized gains (losses) on sales of fixed maturities	(2,575)	509	3,205	2,999
Other income	1,211	2,212	2,379	4,215

Total revenues	191,188	206,299	454,357	390,829

LOSSES AND EXPENSES
Losses, benefits and experience refunds	135,305	114,371	301,690	228,834
Acquisition costs	29,199	35,690	60,982	74,427
Interest expense	95	8,953	11,937	14,934
General and administrative expenses	13,945	10,785	24,115	18,981

Total losses and expenses	178,544	169,799	398,724	337,176

INCOME BEFORE MINORITY INTEREST	12,644	36,500	55,633	53,653
Minority interest	—	(5,651)	—	(8,241)

NET INCOME	12,644	30,849	55,633	45,412
Change in net unrealized appreciation (depreciation) of fixed maturities	(55,689)	13,360	(36,960)	12,632
Foreign currency translation adjustment	572	—	433	—

COMPREHENSIVE INCOME (LOSS)	$(42,473)	$44,209	$19,106	$58,044

Basic earnings per share	$0.28	$0.81	$1.22	$1.19

Diluted earnings per share	$0.26	$0.81	$1.13	$1.19

Weighted average shares outstanding—basic	45,725,811	38,129,213	45,636,602	38,118,783

Weighted average shares outstanding—diluted	48,852,992	45,302,798	49,092,498	45,252,263

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2004	2003
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	45,185	37,999
Issuance of shares	553	363
Repurchase of shares	—	(275)

Balance, end of period	45,738	38,087

Additional paid-in capital
Balance, beginning of period	637,772	526,582
Issuance of shares	12,671	4,004
Stock option expense	272	127
Repurchase of shares	—	(3,146)

Balance, end of period	650,715	527,567

Loans receivable from common share sales
Balance, beginning of period	(11,965)	(12,575)
Loans repaid	1,000	610

Balance, end of period	(10,965)	(11,965)

Unearned stock grant compensation
Balance, beginning of period	(4,032)	(2,656)
Stock grants awarded	(12,994)	(3,740)
Amortization	3,026	1,142

Balance, end of period	(14,000)	(5,254)

Accumulated other comprehensive income (loss)
Balance, beginning of period	25,790	49,108
Holding gains (losses) on fixed maturities arising in period	(33,755)	17,971
Net realized gains included in net income	(3,205)	(2,999)
Currency translation adjustments	433	—
Reallocation to minority interest	—	(2,340)

Balance, end of period	(10,737)	61,740

Retained earnings (deficit)
Balance, beginning of period	112,480	(4,299)
Net income	55,633	45,412
Dividends paid	(2,743)	(1,529)

Balance, end of period	165,370	39,584

Total shareholders’ equity	$826,121	$649,759

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2004	2003
OPERATING ACTIVITIES
Net income	$55,633	$45,412
Adjustments to reconcile net income to net cash from operating activities:
Minority share of income	—	8,241
Amortization of unearned stock based compensation	3,298	1,269
Amortization of discount on fixed maturities	4,293	2,490
Net realized gains on sale of fixed maturities	(3,205)	(2,999)
Net gains on alternative investments	(39,514)	(67,014)
Accrued interest income	(1,961)	(444)
Premiums receivable	442	(198,565)
Losses recoverable from reinsurers	(56,503)	(27,578)
Funds withheld	(18,014)	(8,894)
Deferred acquisition costs	(24,018)	(50,461)
Deferred charges	(3,568)	2,345
Prepaid reinsurance premiums	(20,556)	(38,165)
Other assets	(6,946)	(6,365)
Property and casualty losses and experience refunds	269,236	189,877
Life and annuity benefits and experience refunds	(15,613)	(13,317)
Funds withheld from reinsurers	45,257	20,253
Unearned property and casualty premiums	182,525	276,892
Reinsurance balances payable	(24,222)	38,508
Accounts payable and accrued expenses	(17,744)	6,398

Cash from operating activities	328,820	177,883

INVESTING ACTIVITIES
Purchases of fixed maturities	(615,145)	(268,630)
Sales (purchases) of alternative investments	(145,579)	(98,018)
Sales of fixed maturities	479,119	147,879
Redemptions of fixed maturities	20,489	26,500

Cash used in investing activities	(261,116)	(192,269)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	230	627
Repurchases of common shares	—	(3,421)
Proceeds from bank loan	—	50,000
Dividends paid	(2,743)	(1,529)
Distributions to minority shareholders	—	(285)
Deposit liabilities	(24,845)	(16,868)
Notes and loans repaid	1,000	610

Cash from (used in) financing activities	(26,358)	29,134

Effect of exchange rate on cash	433	—

Changes in cash and cash equivalents	41,779	14,748
Cash and cash equivalents, beginning of period	201,515	92,103

CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,294	$106,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $1,992 and $1,560 for the six months ended June 30, 2004 and 2003, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (collectively, “Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified” and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003.

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

3. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $89.9 million at June 30, 2004 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers three products: traditional risk transfer reinsurance, alternative risk transfer reinsurance and insurance and traditional risk transfer insurance. As of January 1, 2004, the Company ceased to distinguish between structured risk transfer reinsurance and alternative risk transfer reinsurance products. Accordingly, since January 1, 2004, the Company has combined these products within the segment disclosure as alternative risk transfer reinsurance products. The Company differentiates its property and casualty reinsurance products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contracts, with its alternative risk transfer products having lower aggregate loss cap and occurrence limits, relative to premium received, compared to its traditional risk transfer products. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate segment that includes its investment and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the six months ended June 30, 2004 and 2003 is as follows:

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30, 2004
	Property & Casualty				Life & Annuity	Corporate	Consolidated
	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Gross premiums written	$245,706	$263,435	$111,805	$620,946	$2,239	$—	$623,185
Reinsurance premiums ceded	(12,514)	(25,810)	(51,581)	(89,905)	(448)	—	(90,353)

Net premiums written	$233,192	$237,625	$60,224	$531,041	$1,791	$—	$532,832

Earned premiums	$152,132	$185,377	$100,099	$437,608	$2,239	$—	$439,847
Earned premiums ceded	(9,385)	(19,750)	(39,547)	(68,682)	(448)	—	(69,130)

Net premiums earned	142,747	165,627	60,552	368,926	1,791	—	370,717
Net investment income	—	—	—	—	—	38,542	38,542
Net gains on sales of alternative investments	—	—	—	—	—	39,514	39,514
Net realized gains on sales of fixed maturities	—	—	—	—	—	3,205	3,205
Other income	—	—	—	—	—	2,379	2,379

Total revenues	142,747	165,627	60,552	368,926	1,791	83,640	454,357

Losses, benefits and experience refunds	98,881	141,039	44,929	284,849	16,841	—	301,690
Acquisition costs	25,820	31,627	2,012	59,459	1,523	—	60,982
Interest expense	—	—	—	—	—	11,937	11,937
General and administrative expenses	2,429	3,493	3,040	8,962	2,204	12,949	24,115

Total losses and expenses	127,130	176,159	49,981	353,270	20,568	24,886	398,724

Net income (loss) before minority interest	$15,617	$(10,532)	$10,571	$15,656	$(18,777)	$58,754	$55,633

Loss Ratio	69.3%	85.2%	74.2%	77.2%
Combined Ratio	89.1%	106.4%	82.5%	95.8%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned. The combined ratio is calculated by dividing total losses and expenses by net premiums earned. A loss or combined ratio is not provided for life and annuity products as these ratios are not normally considered appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30, 2003
	Property & Casualty
	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total	Life & Annuity	Corporate	Consolidated
Gross premiums written	$176,095	$368,419	$51,799	$596,313	$—	$—	$596,313
Reinsurance premiums ceded	(12,638)	(45,689)	(12,712)	(71,039)	—	—	(71,039)

Net premiums written	$163,457	$322,730	$39,087	$525,274	$—	$—	$525,274

Earned premiums	$85,286	$225,399	$8,756	$319,441	$—	$—	$319,441
Earned premiums ceded	(1,997)	(27,468)	(2,943)	(32,408)	—	—	(32,408)

Net premiums earned	83,289	197,931	5,813	287,033	—	—	287,033
Net investment income	—	—	—	—	—	29,568	29,568
Net gains on sales of alternative investments	—	—	—	—	—	67,014	67,014
Net realized gains on sales of fixed maturities	—	—	—	—	—	2,999	2,999
Other income	—	2,084	—	2,084	—	2,131	4,215

Total revenues	83,289	200,015	5,813	289,117	—	101,712	390,829

Losses, benefits and experience refunds	53,100	153,390	4,434	210,924	17,910	—	228,834
Acquisition costs	18,119	55,527	290	73,936	491	—	74,427
Interest expense	—	—	—	—	—	14,934	14,934
General and administrative expenses	1,360	2,845	3,157	7,362	2,765	8,854	18,981

Total losses and expenses	72,579	211,762	7,881	292,222	21,166	23,788	337,176

Net income (loss) before minority interest	$10,710	$(13,830)	$(2,068)	$(5,188)	$(21,166)	$77,924	$53,653

Loss Ratio	63.8%	77.5%	76.3%	73.5%
Combined Ratio	87.1%	107.0%	135.6%	101.8%

The Company currently operates in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,
	2004	2003
	(Expressed in thousands of United States Dollars)
North America	$466,717	$321,184
Europe	156,468	275,129
Reinsurance Ceded—North America	(65,397)	(25,733)
Reinsurance Ceded—Europe	(24,956)	(45,306)

	$532,832	$525,274

Three customers accounted for 24.4%, 18.1% and 7.0%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2004. Three customers accounted for 24.5%, 23.2% and 19.3%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2003.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on each of January 30, 2004 and April 30, 2004, payable to shareholders of record on February 13, 2004 and May 14, 2004, respectively.

The Company did not repurchase any common shares during the six months ended June 30, 2004. As of June 30, 2004, the remaining authorization under the Company’s share repurchase program was approximately $23.2 million.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for common shares of Max Re Capital and warrants to acquire common shares of Max Re Capital. The effect of this exchange resulted in the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange. This exchange did not have a dilutive effect on equity.

6. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment. Although the variable quota share agreement with Grand Central Re remains in force, the parties have agreed that Max Re will not cede any new business to Grand Central Re for the 2004 year.

	June 30,
	2004	2003
	(Expressed in thousands of United States Dollars)
Losses recoverable from reinsurers	$185,423	$128,736
Prepaid reinsurance premiums	19,606	39,120
Deposit liabilities	42,995	47,824
Funds withheld from reinsurers	195,238	123,732
Reinsurance balances payable	8,636	25,684
Reinsurance premiums ceded	18,036	45,619
Earned premiums ceded	16,026	26,501
Other income	2,354	2,112
Losses, benefits and experience refunds	22,505	28,752
Interest expense	651	4,933

The variable quota share retrocession agreement with Grand Central Re is written on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the change due to these changes in interest expense through the statement of income and comprehensive income on a quarterly basis, in effect marking to market the funds withheld balance.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

Alternative Investment Managers

Moore Capital Management, LLC, which is affiliated with certain shareholders and a director of Max Re Capital, served as fund of funds advisor for Max Re Diversified until April 1, 2004, when such management obligations were assigned, with the consent of the Company, to its subsidiary Alstra Capital Management, LLC (Moore Capital Management, LLC together with Alstra Capital Management, LLC and its other affiliates hereinafter referred to as “Moore Capital”).

For the six months ended June 30, 2004 and 2003, Moore Capital earned aggregate management and incentive fees of $1,327 and $2,375, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital. In addition, as the fund of funds advisor for Max Re Diversified, Moore Capital earned $2,903 and $2,182 in fees for the six months ended June 30, 2004 and 2003, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

The Company has three letter of credit facilities as of June 30, 2004. The Company’s primary letter of credit facility provides $300.0 million of capacity and is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $270.0 million secured by fixed maturities and up to $30.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At June 30, 2004 and December 31, 2003, letters of credit totaling $196.0 million and $249.9 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $187.7 million and Max Re Diversified shares with a fair value of $77.4 million at June 30, 2004 were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”), a shareholder of the Company. HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At June 30, 2004 and December 31, 2003, letters of credit totaling $ 6.1 million and $21.1 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $21.2 million and Max Re Diversified shares with a fair value of $84.4 million at June 30, 2004 were pledged as collateral for these letters of credit.

The Company also has a $1.0 million letter of credit facility with Fleet National Bank. At June 30, 2004, letters of credit totaling $0.6 million were issued under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $15.3 million at June 30, 2004 were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including maintaining a minimum consolidated tangible net worth, and places restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at June 30, 2004.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Expressed in thousands of United States dollars, except per share amounts)
Net income, as reported	$12,644	$30,849	$55,633	$45,412
Add: Stock-based employee compensation expense included in reported net income	143	94	272	127
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(740)	(574)	(1,470)	(1,113)

Pro forma net income	$12,047	$30,369	$54,435	$44,426

Earnings per share, as reported
Basic	$0.28	$0.81	$1.22	$1.19
Diluted	0.26	0.81	1.13	1.19
Earnings per share, pro forma
Basic	$0.26	$0.80	$1.19	$1.17
Diluted	0.25	0.79	1.11	1.16

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003 and our financial condition as of June 30, 2004. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. In the past two years, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, we are beginning to notice premium rates, terms and conditions leveling off as competition has increased in most property and casualty lines of business. With respect to the types of life and annuity contracts we offer, a weak global economy and corrections in the global capital markets over the last several years continues to result in a pricing gap between buyers and sellers. Notwithstanding the increased property and casualty competition, we anticipate continuing greater demand for our property and casualty products than for our life and annuity products during 2004.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as features of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments, designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at June 30, 2004, the allocation of invested assets was approximately 65.5% in cash and fixed maturities and 34.5% in alternative investments.

Our principal operating subsidiary is Max Re. At June 30, 2004, Max Re had $808.6 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide reinsurance underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

We continued to develop our property and casualty traditional reinsurance and insurance opportunities during the six months ended June 30, 2004. The strategy resulted in improved underwriting performance, which, combined with our investment performance, enabled us to increase our net income. During the six months ended June 30, 2004 of gross premiums written, we produced a 4.5% increase in gross premiums written compared to the six months ended June 30, 2003. Although overall production of gross premiums written increased, gross premiums written in our alternative risk transfer product line decreased 28.5%, principally due to the non-renewal of one large alternative risk transfer contract that accounted for $110.0 million in gross premiums written in the six months ended June 30, 2003. Gross premiums written for the traditional reinsurance and traditional insurance product lines increased by 56.9% to $357.5 million for the six months ended June 30, 2004 compared to $227.9 million for the six months ended June 30, 2003.

We intend to continue to diversify our property and casualty underwriting business. Our efforts to shift our underwriting focus and hire additional traditional reinsurance underwriting professionals, coupled with the introduction of insurance operations, has expanded our professional liability and general liability underwriting capability and premium volume. Consequently, we believe our underwriting portfolio is, and will be for the foreseeable future, more diversified than in previous years.

There is a potential for increased volatility in our loss ratio arising from the increase in our traditional reinsurance and traditional insurance business. By carefully selecting line sizes, diversifying our underlying exposures, establishing contractual caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection we believe we are able to manage this risk satisfactorily.

The increased premium volume in traditional reinsurance and traditional insurance has resulted in improved underwriting performance in the first six months of 2004. Our traditional reinsurance and traditional insurance products have generated lower combined ratios than our alternative risk transfer products. Consequently, our property and casualty combined ratio (total losses and expenses as a percentage of net premiums earned) has improved to 95.8% in the six months ended June 30, 2004, compared to 101.8% in the six months ended June 30, 2003.

Losses, benefits and experience refunds represent our largest expense and account for more than 55.6% of total liabilities at June 30, 2004. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. There were no significant adjustments to reserves relating to prior periods during the six months ended June 30, 2004 resulting from our regular quarterly internal review of reserves. In addition, the adequacy of our reserves is reviewed annually, in the fourth quarter of the year, by outside actuaries to support management’s estimates.

Our investments during the six months ended June 30, 2004 produced a total return of 1.68% compared to 5.43% for the six months ended June 30, 2003. The cash and fixed maturities portfolio produced a total return of 0.29% during the six months ended June 30, 2004 compared to 3.48% for the six months ended June 30, 2003. This return reflects the portfolio’s exposure to interest rate risk during the six months ended June 30, 2004, which significantly impacted the total return on fixed maturities during the period. During the six months ended June 30, 2004 our alternative investments generated a 4.17% rate of return compared to a 9.12% rate of return for the same period in 2003. The return on the alternative investments is in line with management’s planned annual return of 8.0%, but below recent experience. We currently invest in 12 strategies within our alternative investment portfolio.

We continually assess our liquidity needs by monitoring new business prospects and the development of our existing operations. During the six months ended June 30, 2004, we generated $328.8 million of cash from operations and invested $261.1 million in fixed maturities and alternative investments. We expect to continue to generate operating cash during the remainder of 2004 through new business and investment returns, which will be partially offset by paid losses on existing reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive revenues principally from two sources: premiums from reinsurance and insurance business and income from our investment portfolio.

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

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize the realized capital gains or losses on our fixed maturities investments at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including, but not limited to, changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments is a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions and the underlying operating results of our private equity reinsurance investments.

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

Interest expense principally reflects the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is recorded on the funds withheld balances based on various contractual and negotiated rates. The interest expense attributable to the variable quota share retrocession agreement with Grand Central Re is based on the average of two total return interest rate indices. A charge or credit may be recorded in interest expense on this contract in any given period. As a result, interest expense is expected to vary from period to period with a corresponding entry to funds withheld. Interest expense on the remaining balance of funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary due only to changes in the balance of funds withheld. In addition, interest expense also includes interest on the bank loan at a rate based on LIBOR plus a spread.

General and administrative expenses are principally employee salaries and related personnel costs, rent and other operating costs. These costs are primarily fixed in nature and do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 27, 2004, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations—Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Gross premiums written. Gross premiums written for the three months ended June 30, 2004 were $183.7 million compared to $165.8 million for the three months ended June 30, 2003, an increase of 10.8%. Gross premiums written for property and casualty were $181.4 million for the three months ended June 30, 2004 compared to $165.8 million for the three months ended June 30, 2003, an increase of 9.4%. Gross premiums written for property and casualty increased principally due to increased production of alternative risk transfer reinsurance and traditional insurance business. Gross premiums written for life and annuity were $2.2 million for the three months ended June 30, 2004 compared to $Nil for the three months ended June 30, 2003. Gross premiums written for life and annuity increased due to the recognition of ongoing premium on an existing book of life business already reinsured by the Company.

Reinsurance premiums ceded. Premiums ceded for the three months ended June 30, 2004 were $47.6 million compared to $39.2 million for the three months ended June 30, 2003, an increase of 21.4%. Reinsurance premiums ceded during the three months ended June 30, 2004 were principally related to our quota-share reinsurance of our traditional insurance business. In addition, we purchased specific reinsurance and retrocessional reinsurance to manage the risks on a line of business basis and to manage the exposure retained by us on a transaction basis. As we increase our traditional reinsurance and traditional insurance business, we intend to continue to purchase additional reinsurance and retrocessional reinsurance coverage consistent with our risk management objectives.

Net premiums earned. Net premiums earned were $171.8 million, after the deduction of $34.7 million of earned premiums ceded, for the three months ended June 30, 2004 compared to $143.3 million, after the deduction of $18.1 million of earned premiums ceded, for the three months ended June 30, 2003, an increase of 19.9%. Net premiums earned for property and casualty were $170.0 million, after the deduction of $34.3 million of earned premiums ceded, for the three months ended June 30, 2004 compared to $143.3 million, after the deduction of $18.1 million of earned premiums ceded, for the three months ended June 30, 2003, an increase of 18.6%. The increase reflects the earning of increased gross premiums written over the past eighteen months. Net premiums earned for life and annuity were $1.8 million, after the deduction of $0.4 million of earned premium ceded, for the three months ended June 30,

2004 compared with $Nil for the three months ended June 30, 2003. The life and annuity business written in the three months ended June 30, 2004 was fully earned in that period.

Net investment income. Net investment income was $19.7 million for the three months ended June 30, 2004 compared to $15.1 million for the three months ended June 30, 2003, an increase of 30.5%. The increase was principally attributable to the increase in the amount of cash and fixed maturities investments held from $1,496.3 million at June 30, 2003 to $1,925.4 million at June 30, 2004, resulting principally from cash received from the collection of premiums written since June 30, 2003. The average annualized investment yield on cash and fixed maturities investments for the three months ended June 30, 2004 was 4.18% compared to an average yield of 4.12% for the three months ended June 30, 2003.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $1.0 million, including $2.4 million from our private equity reinsurance investments, for the three months ended June 30, 2004 compared to $45.2 million, including $3.1 million from the our private equity reinsurance investments, for the three months ended June 30, 2003, a decrease of 97.8%. The decrease was attributable to a 0.10% return on alternative investments for the three months ended June 30, 2004 compared to a 5.84% return for the three months ended June 30, 2003, reflecting the difficult market conditions for alternative investments during the current quarter.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $135.3 million for the three months ended June 30, 2004 compared to $114.4 million for the three months ended June 30, 2003, an increase of 18.3%. Property and casualty losses were $126.2 million for the three months ended June 30, 2004 compared to $104.3 million for the three months ended June 30, 2003. The increase in property and casualty losses was related to the increase in property and casualty premiums earned during the three months ended June 30, 2004 compared to the same period in 2003. The loss ratio for property and casualty business for the three months ended June 30, 2004 was 74.2% compared to 72.7% for the three months ended June 30, 2003. The increase in loss ratio principally reflects the reduction in aviation premiums earned and increased casualty premiums earned during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Loss and loss adjustment expenses incurred for the aviation premium earned are lower than the loss costs for the casualty premiums.

Life and annuity benefits were $9.1 million for the three months ended June 30, 2004, which principally related to the accretion of liability for future benefits on contracts written in prior years, compared to $10.1 million for the three months ended June 30, 2003.

There were no significant adjustments to prior year reserves during the three months ended June 30, 2004.

Acquisition costs. Acquisition costs were $29.2 million for the three months ended June 30, 2004 compared to $35.7 million for the three months ended June 30, 2003, a decrease of 18.2%. The decrease in acquisition costs results from a change in property and casualty product mix away from alternative risk products, which typically have higher acquisition costs. Additionally, our increased use of the reinsurance market on the traditional reinsurance and traditional insurance contracts has enabled us to recover acquisition costs associated with those contracts from reinsurers and retrocessionaires.

Interest expense. Interest expense was $0.1 million for the three months ended June 30, 2004 compared to $9.0 million for the three months ended June 30, 2003, a decrease of 98.9%. The decrease resulted principally from interest income recorded on funds withheld due to Grand Central Re in the amount of $4.2 million for the three months ended June 30, 2004 as compared to interest expense recorded in the amount of $3.6 million for the three months ended June 30, 2003.

General and administrative expenses. General and administrative expenses were $13.9 million for the three months ended June 30, 2004 compared to $10.8 million for the three months ended June 30, 2003, an increase of 28.7%. The increase resulted principally from additional personnel costs associated with our traditional insurance and reinsurance operations that were not fully established in the three months ended June 30, 2003 and professional fees related to corporate and regulatory activities.

Net income. Net income for the three months ended June 30, 2004 was $12.6 million compared to net income of $30.8 million for the three months ended June 30, 2003, a decrease of 59.1%. The results for the three months ended June 30, 2004 are principally attributable to underwriting profits on our traditional risk transfer reinsurance and traditional insurance products combined with a lower interest expense offset by a significantly lower rate of return on our alternative investments compared to the same period in 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Gross premiums written. Gross premiums written for the six months ended June 30, 2004 were $623.2 million compared to $596.3 million for the six months ended June 30, 2003, an increase of 4.5%. Gross premiums written for property and casualty were $620.9 million for the six months ended June 30, 2004 compared to $596.3 million for the six months ended June 30, 2003, an increase of 4.1%. Gross premiums written for property and casualty increased principally due to increased production of traditional reinsurance and traditional insurance business offset by the non-renewal of one large alternative reinsurance contract, which accounted for $110.0 million of premium in 2003. The non-renewal of the large alternative reinsurance contract also accounted for the decrease in gross premiums written in Europe in the six months ended June 30, 2004. Gross premiums written for life and annuity were $2.2 million for the six months ended June 30, 2004 compared to $Nil for the six months ended June 30, 2003. Gross premiums written for life and annuity increased due to the recognition of ongoing premium on an existing book of life business already reinsured by the Company.

Reinsurance premiums ceded. Premiums ceded for the six months ended June 30, 2004 were $90.4 million compared to $71.0 million for the six months ended June 30, 2003, an increase of 27.3%. Reinsurance premiums ceded during the six months ended June 30, 2004 were principally related to our quota-share reinsurance of our traditional insurance business. In addition, we purchased specific reinsurance and retrocessional reinsurance to manage the risks on a line of business basis and to manage the exposure retained by us on a transaction basis. As we increase our traditional reinsurance and traditional insurance business, we intend to continue to purchase, additional reinsurance and retrocessional reinsurance coverage consistent with our risk management objectives.

Net premiums earned. Net premiums earned were $370.7 million, after the deduction of $69.1 million of earned premiums ceded, for the six months ended June 30, 2004 compared to $287.0 million, after the deduction of $32.4 million of earned premiums ceded, for the six months ended June 30, 2003, an increase of 29.2%. Net premiums earned for property and casualty were $368.9 million, after the deduction of $68.7 million of earned premiums ceded, for the six months ended June 30, 2004 compared to $287.0 million, after the deduction of $32.4 million of earned premiums ceded, for the six months ended June 30, 2003, an increase of 28.5%. The increase reflects the earning of increased gross premiums written over the past eighteen months. Net premiums earned for life and annuity were $1.8 million, after the deduction of $0.4 million of earned premium ceded, for the six months ended June 30, 2004 compared with $Nil for the six months ended June 30, 2003. The life and annuity business written in the six months ended June 30, 2004 was fully earned in that period.

Net investment income. Net investment income was $38.5 million for the six months ended June 30, 2004 compared to $29.6 million for the six months ended June 30, 2003. The increase was principally attributable to the increase in the amount of cash and fixed maturities investments held from $1,496.3 million at June 30, 2003 to $1,925.4 million at June 30, 2004, resulting principally from cash received from the collection of premiums written since June 30, 2003. The average annualized investment yield on cash and fixed maturities investments for the six months ended June 30, 2004 was 4.16% compared to an average yield of 4.14% for the six months ended June 30, 2003.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $39.5 million, including $4.1 million from our private equity reinsurance investments, for the six months ended June 30, 2004 compared to $67.0 million, including $7.0 million from the our private equity reinsurance investments, for the six months ended June 30, 2003, a decrease of 41.0%. The decrease was attributable to a lower return of 4.17% on alternative investments for the six months ended June 30, 2004 compared to a 9.12% return for the six months ended June 30, 2003 partially offset by an increase in the size of the alternative investment portfolio resulting from approximately $198.2 million of additional investments in the alternative investment portfolio during the twelve months ended June 30, 2004. Alternative investment strategies principally contributing to the gains in the current period were the distressed securities investing, event driven arbitrage, fixed income arbitrage, opportunistic investing and emerging markets.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $301.7 million for the six months ended June 30, 2004 compared to $228.8 million for the six months ended June 30, 2003, an increase of 31.9%. Property and casualty losses were $284.8 million for the six months ended June 30, 2004 compared to $210.9 million for the six months ended June 30, 2003. The increase in property and casualty losses is related to the increase in property and casualty premiums earned during the six months ended June 30, 2004 compared to the same period in 2003. The loss ratio for property and casualty business for the six months ended June 30, 2004 was 77.2% compared to 73.5% for the six months ended June 30, 2003. The increase in loss ratio principally reflects the reduction in aviation premiums earned and increased casualty premiums earned during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Loss and loss adjustment expenses incurred for the aviation premium earned are lower than the expected loss costs for the casualty premiums earned.

Acquisition costs. Acquisition costs were $61.0 million for the six months ended June 30, 2004 compared to $74.4 million for the six months ended June 30, 2003, a decrease of 18.0%. The decrease in acquisition costs resulted from a change in property and casualty product mix away from alternative risk products, which typically have higher acquisition costs. Additionally, our increased use of the reinsurance market on the traditional reinsurance and traditional insurance contracts enabled us to recover acquisition costs associated with those contracts from reinsurers and retrocessionaires.

Interest expense. Interest expense was $11.9 million for the six months ended June 30, 2004 compared to $14.9 million for the six months ended June 30, 2003, a decrease of 20.1%. The decrease resulted principally from interest expense recorded on funds withheld due to Grand Central Re in the amount of $0.7 million for the six months ended June 30, 2004 as compared to interest expense recorded in the amount of $4.9 million for the six months ended June 30, 2003.

General and administrative expenses. General and administrative expenses were $24.1 million for the six months ended June 30, 2004 compared to $19.0 million for the six months ended June 30, 2003, an increase of 26.8%. The increase resulted principally from additional personnel costs associated with our traditional insurance and reinsurance operations that were not fully established in the six months ended June 30, 2003 and professional fees related to corporate and regulatory activities. For the six months ended June 30, 2004 the ratio of general and administrative expenses to net premiums earned was 6.5% compared to 6.6% for the six months ended June 30, 2003.

Net income. Net income for the six months ended June 30, 2004 was $55.6 million compared to net income of $45.4 million for the six months ended June 30, 2003, an increase of 22.5%. The results for the six months ended June 30, 2004 are principally attributable to the elimination of the minority interest, underwriting profits from our traditional risk transfer reinsurance and traditional insurance products partially offset by a lower rate of return on our alternative investments compared to the same period in 2003.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments were $2,941.7 million at June 30, 2004 compared to $2,637.3 million at December 31, 2003, an increase of 11.5%. The increase in cash and invested assets resulted principally from $328.8 million in cash flows from operations generated in the first six months of 2004 and the appreciation of the alternative investment portfolio of $39.5 million partially offset with the depreciation of the fixed maturities portfolio of $36.5 million.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $1,260.9 million at June 30, 2004 compared to $991.7 million at December 31, 2003, an increase of 27.1%. The increase in property and casualty losses and experience refunds was principally attributable to increased premiums earned during the six months ended June 30, 2004, partially offset by losses paid.

Life and annuity benefits and experience refunds. Life and annuity benefits and experience refunds totaled $464.5 million at June 30, 2004 compared to $480.1 million at December 31, 2003. The decrease in the six months ended June 30, 2004 was principally attributable to benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $330.2 million at June 30, 2004 compared to $273.7 million at December 31, 2003, an increase of 20.6%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. At June 30, 2004, two retrocessionaires account for 56.2% and 25.4% of our losses recoverable from reinsurers, respectively. The retrocessionaires have a financial strength rating of “A-” and “A,” respectively, by A.M. Best Company. We retain funds from these two retrocessionaires to secure principally all of their obligations.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $89.9 million at June 30, 2004 were pledged as collateral to which the Company is exposed to credit risk. Under U.S. GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan.

Shareholders’ equity. Our shareholders’ equity increased to $826.1 million at June 30, 2004 from $805.2 million at December 31, 2003, an increase of 2.6%, principally reflecting income of $55.6 million for the six months ended June 30, 2004, partially offset by unrealized holding losses on fixed maturities arising during the period of $36.5 million and dividends paid in the amount of $2.7 million.

Liquidity and capital resources. We generated $328.8 million from operations during the six months ended June 30, 2004 compared to $177.9 million for the six months ended June 30, 2003, an increase of 84.8%, principally reflecting the expansion of our traditional reinsurance and traditional insurance operations which generated increased gross premiums written during the period. We used $26.4 million for financing activities principally for the payment of deposit liabilities relating to one large contract. The net cash generated from operating and financing activities was applied to our investing activities through the net purchase of $115.5 million in fixed maturities and $145.6 million in alternative investments.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2004, Max Re, which is required to have $265.8 million in statutory capital and surplus in order to pay dividends, had $689.7 million in statutory capital and surplus.

Capital resources. At June 30, 2004, our capital structure consisted of equity. Total capitalization after deducting loans to employees and including retained earnings and accumulated other comprehensive income (loss) amounted to $826.1 million as compared to $805.2 million at December 31, 2003, an increase of 2.6%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets and evaluate various capital alternatives from time to time. We regularly review our capital adequacy and believe our current level of capital is sufficient to support our current reinsurance and insurance operations.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three letter of credit facilities as of June 30, 2004 providing $351.0 million of aggregate letter of credit capacity. Each of our letter of credit facilities requires that we comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. We were in compliance with all the covenants of each of its letter of credit facilities at June 30, 2004. Additional information regarding our letter of credit facilities is set forth in note 7 of the interim consolidated financial statements.

On each of January 30, 2004, April 30, 2004 and July 30, 2004, Max Re Capital’s Board of Directors declared a shareholder dividend of $0.03 per share payable to shareholders of record on February 13, 2004, May 14, 2004 and August 13, 2004, respectively. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$150,000	$150,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	10,156	1,113	2,226	2,435	4,382
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—

Total	$160,156	$151,113	$2,226	$2,435	$4,382

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We engage in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on Board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of June 30, 2004, we did not hold any high-yield investments in our fixed maturities investment portfolio. Our current policy is not to hold securities rated lower than BBB-/BAA- in our fixed maturities investment portfolio. At June 30, 2004, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.7%, or approximately $71.2 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.0%, or approximately $77.0 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At June 30, 2004, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.9%, or approximately $19.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.9%, or approximately $19.3 million.

ITEM 4.	Controls and Procedures

Disclosure Controls and Internal Controls. Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls are controls, and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting, which we refer to as internal controls, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management and our employees, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls also include policies and procedures that:

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

Quarterly evaluation of the Company’s Disclosure Controls. As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

At June 30, 2004, we were not a party to any material litigation or arbitration We anticipate that we will be subject to litigation and arbitration from time to time in the ordinary course of business.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders. Max Re Capital held its Annual General Meeting of Shareholders on April 29,2004. For more information on the following proposals, see Max Re Capital’s proxy statement dated March 24, 2004.

(1) The shareholders elected four Class 1 directors of Max Re Capital to serve until Max Re Capital’s annual general meeting of shareholders in 2007:

Director	For	Against	Abstain
John R. Barber	34,252,197	107,342	13,680
W. Marston Becker	34,248,955	110,121	14,143
Robert J. Cooney	34,251,271	108,639	13,310
Mario P. Torsiello	34,292,126	66,950	14,143

The terms of Directors Zack H. Bacon III, Laurence W. Cheng, William H. Heyman, Willis T. King, Jr., John L. Marion, Steven M. Skala and James L. Zech continued after the meeting.

(2) The shareholders ratified the appointment of KPMG, Hamilton, Bermuda, as the Company’s independent auditors for 2004:

For	34,293,238
Against	67,289
Abstain	12,692

(3) The shareholders authorized the election of four Class 1 directors of Max Re to serve until Max Re’s annual general meeting of shareholders in 2007:

Director	For	Against	Abstain
John R. Barber	34,251,857	106,971	14,390
W. Marston Becker	34,348,461	110,368	14,390
Robert J. Cooney	34,250,653	108,886	13,680
Mario P. Torsiello	34,291,632	67,197	14,390

The terms of Directors Zack H. Bacon III, Laurence W. Cheng, William H. Heyman, Willis T. King, Jr., John L. Marion, Steven M. Skala and James L. Zech continued after the meeting.

(2) The shareholders authorized the ratification of the appointment of KPMG, Hamilton, Bermuda, as the Max Re’s independent auditors for 2004:

For	34,347,465
Against	12,692
Abstain	13,063

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

10.1	Employment Agreement, dated as of July 30, 2004, between Robert J. Cooney and Max Re Capital

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on February 27, 2004).

99.2	Charter of the Executive Committee of the Board of Directors, adopted April 30, 2004.

99.3	Charter of the Finance and Investment Committee of the Board of Directors, adopted July 30, 2004.

(b) Reports on Form 8-K

On May 4, 2004, Max Re Capital filed a Current Report on Form 8-K reporting its earnings for its first quarter ended March 31, 2004, the declaration on April 30, 2004 of a dividend payable to shareholders of record on May 14, 2004 and its announcement of the election of a new director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Name: Robert J. Cooney Title: President and Chief Executive Officer

Date: August 3, 2004

/s/ KEITH S. HYNES
Name: Keith S. Hynes Title: Executive Vice President and Chief Financial Officer

Date: August 3, 2004

S-1