Form 10-Q
period 2004-09-30
MAX RE CAPITAL LTD
filed 2004-11-01
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 22, 2004 was 45,731,611.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$375,457	$201,515
Fixed maturities, available for sale at fair value	1,902,712	1,604,430
Alternative investments, at fair value	987,303	831,359
Accrued interest income	19,439	14,608
Premiums receivable	297,668	389,393
Losses recoverable from reinsurers	358,756	273,711
Funds withheld	17,599	56
Deferred acquisition costs	90,417	87,116
Deferred charges	7,896	5,259
Prepaid reinsurance premiums	79,285	67,343
Other assets	29,893	20,769

Total assets	$4,166,425	$3,495,559

LIABILITIES
Property and casualty losses and experience refunds	$1,382,751	$991,687
Life and annuity benefits and experience refunds	624,635	480,099
Deposit liabilities	244,465	267,350
Funds withheld from reinsurers	274,910	213,483
Unearned property and casualty premiums	565,415	471,625
Reinsurance balances payable	45,990	74,693
Accounts payable and accrued expenses	30,474	41,392
Bank loan	150,000	150,000

Total liabilities	3,318,640	2,690,329

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized; 45,731,611 shares issued and outstanding (2003 – 45,184,611)	45,732	45,185
Additional paid-in capital	650,793	637,772
Loans receivable from common share sales	(10,965)	(11,965)
Unearned stock grant compensation	(15,109)	(4,032)
Accumulated other comprehensive income	22,361	25,790
Retained earnings	154,973	112,480

Total shareholders’ equity	847,785	805,230

Total liabilities and shareholders’ equity	$4,166,425	$3,495,559

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
REVENUES
Gross premiums written	$280,848	$188,608	$904,033	$784,921
Reinsurance premiums ceded	(29,777)	(31,581)	(120,130)	(102,620)

Net premiums written	$251,071	$157,027	$783,903	$682,301

Earned premiums	$369,455	$204,460	$809,302	$523,902
Earned premiums ceded	(38,384)	(25,714)	(107,514)	(58,123)

Net premiums earned	331,071	178,746	701,788	465,779
Net investment income	20,106	13,899	58,648	43,467
Net gains (losses) on alternative investments	(14,624)	28,148	24,891	95,162
Net realized gains on sales of fixed maturities	916	11,548	4,121	14,547
Other income	1,285	1,122	3,663	5,337

Total revenues	338,754	233,463	793,111	624,292

LOSSES AND EXPENSES
Losses, benefits and experience refunds	299,216	139,655	600,906	368,489
Acquisition costs	26,032	36,696	87,015	111,124
Interest expense	11,979	5,382	23,916	20,316
General and administrative expenses	10,549	10,896	34,664	29,876

Total losses and expenses	347,776	192,629	746,501	529,805

INCOME (LOSS) BEFORE MINORITY INTEREST	(9,022)	40,834	46,610	94,487
Minority interest	—	(2,083)	—	(10,325)

NET INCOME (LOSS)	(9,022)	38,751	46,610	84,162
Change in net unrealized appreciation (depreciation) of fixed maturities	33,355	(16,302)	(3,605)	(3,670)
Foreign currency translation adjustment	(257)	—	176	—

COMPREHENSIVE INCOME	$24,076	$22,449	$43,181	$80,492

Basic earnings (loss) per share	$(0.20)	$0.91	$1.02	$2.10

Diluted earnings (loss) per share	$(0.20)	$0.89	$0.96	$2.08

Weighted average shares outstanding—basic	45,785,731	42,796,564	45,686,675	39,991,747

Weighted average shares outstanding—diluted	45,785,731	45,701,697	48,697,018	45,369,887

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2004	2003
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	45,185	37,999
Issuance of shares	719	368
Issuance of shares on elimination of minority interest	—	7,120
Repurchase of shares	(172)	(305)

Balance, end of period	45,732	45,182

Additional paid-in capital
Balance, beginning of period	637,772	526,582
Issuance of shares	15,500	4,078
Issuance of shares on elimination of minority interest	—	110,285
Stock option expense	417	243
Repurchase of shares	(2,896)	(3,591)

Balance, end of period	650,793	637,597

Loans receivable from common share sales
Balance, beginning of period	(11,965)	(12,575)
Loans repaid	1,000	610

Balance, end of period	(10,965)	(11,965)

Unearned stock grant compensation
Balance, beginning of period	(4,032)	(2,656)
Stock grants awarded	(15,906)	(3,740)
Amortization	4,829	1,753

Balance, end of period	(15,109)	(4,643)

Accumulated other comprehensive income
Balance, beginning of period	25,790	49,108
Holding gains on fixed maturities arising in period	516	1,676
Net realized gains included in net income	(4,121)	(14,547)
Currency translation adjustments	176	—
Reallocation to minority interest	—	6,504
Holding gains transferred on elimination of minority interest	—	2,697

Balance, end of period	22,361	45,438

Retained earnings (deficit)
Balance, beginning of period	112,480	(4,299)
Net income	46,610	84,162
Dividends paid	(4,117)	(2,433)

Balance, end of period	154,973	77,430

Total shareholders’ equity	$847,785	$789,039

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2004	2003
OPERATING ACTIVITIES
Net income	$46,610	$84,162
Adjustments to reconcile net income to net cash from operating activities:
Minority share of income	—	10,325
Amortization of unearned stock based compensation	5,246	1,996
Amortization of discount on fixed maturities	6,690	4,133
Net realized gains on sale of fixed maturities	(4,121)	(14,547)
Net gains on alternative investments	(24,891)	(95,162)
Accrued interest income	(4,831)	(1,859)
Premiums receivable	91,725	(153,097)
Losses recoverable from reinsurers	(85,045)	(47,537)
Funds withheld	(17,543)	(5,741)
Deferred acquisition costs	(3,301)	(31,050)
Deferred charges	(2,637)	3,505
Prepaid reinsurance premiums	(11,942)	(43,916)
Other assets	(9,124)	(6,923)
Property and casualty losses and experience refunds	391,064	310,493
Life and annuity benefits and experience refunds	144,536	(21,622)
Funds withheld from reinsurers	61,427	38,016
Unearned property and casualty premiums	93,790	260,959
Reinsurance balances payable	(28,703)	30,088
Accounts payable and accrued expenses	(10,918)	6,751

Cash from operating activities	638,032	328,974

INVESTING ACTIVITIES
Purchases of fixed maturities	(1,071,594)	(755,506)
Sales (purchases) of alternative investments	(131,278)	(100,461)
Sales of fixed maturities	743,874	468,072
Redemptions of fixed maturities	23,489	57,500

Cash used in investing activities	(435,509)	(330,395)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	313	706
Repurchases of common shares	(3,068)	(3,896)
Proceeds from bank loan	—	50,000
Dividends paid	(4,117)	(2,433)
Distributions to minority shareholders	—	(285)
Deposit liabilities	(22,885)	6,319
Notes and loans repaid	1,000	610

Cash from (used in) financing activities	(28,757)	51,021

Effect of exchange rate on cash	176	—

Changes in cash and cash equivalents	173,942	49,600
Cash and cash equivalents, beginning of period	201,515	92,103

CASH AND CASH EQUIVALENTS, END OF PERIOD	$375,457	$141,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $2,976 and $2,414 for the nine months ended September 30, 2004 and 2003, respectively.

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

2. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options. For the three months ended September 30, 2004, the Company has excluded all dilutive convertible securities and the exercise of dilutive stock warrants and options because these securities are antidilutive due to the Company reporting a net loss for this period. Options and warrants to purchase 2,119,239 shares of common stock for the three months ended September 30, 2004, determined using the treasury stock method, were therefore excluded from the computation of diluted net loss per share in accordance with GAAP.

3. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $90.0 million at September 30, 2004 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers three products: traditional reinsurance, alternative risk transfer reinsurance and insurance and traditional insurance. As of January 1, 2004, the Company ceased to distinguish between structured risk transfer reinsurance and alternative risk transfer reinsurance products. Accordingly, since January 1, 2004, the Company has combined these products within the segment disclosure as alternative risk transfer reinsurance and insurance products. The Company differentiates its property and casualty reinsurance products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contracts, with its alternative risk transfer products having lower aggregate loss cap and occurrence limits, relative to premium received, compared to its traditional products. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate segment that includes its investment and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the nine months ended September 30, 2004 and 2003 is as follows:

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30, 2004
	Traditional Reinsurance	Property & Casualty		Total	Life & Annuity	Corporate	Consolidated
		Alternative Risk	Traditional Insurance
Gross premiums written	$270,085	$288,406	$168,250	$726,741	$177,292	$—	$904,033
Reinsurance premiums ceded	(18,264)	(25,806)	(75,399)	(119,469)	(661)	—	(120,130)

Net premiums written	$251,821	$262,600	$92,851	$607,272	$176,631	$—	$783,903

Earned premiums	$212,052	$263,489	$156,469	$632,010	$177,292	$—	$809,302
Earned premiums ceded	(13,457)	(28,199)	(65,197)	(106,853)	(661)	—	(107,514)

Net premiums earned	198,595	235,290	91,272	525,157	176,631	—	701,788
Net investment income	—	—	—	—	—	58,648	58,648
Net gains on sales of alternative investments	—	—	—	—	—	24,891	24,891
Net realized gains on sales of fixed maturities	—	—	—	—	—	4,121	4,121
Other income	—	—	—	—	—	3,663	3,663

Total revenues	198,595	235,290	91,272	525,157	176,631	91,323	793,111

Losses, benefits and experience refunds	134,336	203,578	67,253	405,167	195,739	—	600,906
Acquisition costs	37,133	45,053	2,666	84,852	2,163	—	87,015
Interest expense	—	—	—	—	—	23,916	23,916
General and administrative expenses	3,514	5,150	4,307	12,971	3,034	18,659	34,664

Total losses and expenses	174,983	253,781	74,226	502,990	200,936	42,575	746,501

Net income (loss) before minority interest	$23,612	$(18,491)	$17,046	$22,167	$(24,305)	$48,748	$46,610

Loss Ratio	67.6%	86.5%	73.7%	77.2%
Combined Ratio	88.1%	107.9%	81.3%	95.8%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned. The combined ratio is calculated by dividing total losses and expenses by net premiums earned. A loss or combined ratio is not provided for life and annuity products as these ratios are not normally considered appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30, 2003
	Traditional Reinsurance	Property & Casualty		Total	Life & Annuity	Corporate	Consolidated
		Alternative Risk	Traditional Insurance
Gross premiums written	$262,101	$416,193	$106,627	$784,921	$—	$—	$784,921
Reinsurance premiums ceded	(17,538)	(58,255)	(26,827)	(102,620)	—	—	(102,620)

Net premiums written	$244,563	$357,938	$79,800	$682,301	$—	$—	$682,301

Earned premiums	$143,210	$349,521	$31,171	$523,902	$—	$—	$523,902
Earned premiums ceded	(4,628)	(45,239)	(8,256)	(58,123)	—	—	(58,123)

Net premiums earned	138,582	304,282	22,915	465,779	—	—	465,779
Net investment income	—	—	—	—	—	43,467	43,467
Net gains on sales of alternative investments	—	—	—	—	—	95,162	95,162
Net realized gains on sales of fixed maturities	—	—	—	—	—	14,547	14,547
Other income	—	2,110	—	2,110	—	3,227	5,337

Total revenues	138,582	306,392	22,915	467,889	—	156,403	624,292

Losses, benefits and experience refunds	90,548	236,996	17,221	344,765	23,724	—	368,489
Acquisition costs	29,759	79,056	1,608	110,423	701	—	111,124
Interest expense	—	—	—	—	—	20,316	20,316
General and administrative expenses	2,578	4,094	5,653	12,325	4,066	13,485	29,876

Total losses and expenses	122,885	320,146	24,482	467,513	28,491	33,801	529,805

Net income (loss) before minority interest	$15,697	$(13,754)	$(1,567)	$376	$(28,491)	$122,602	$94,487

Loss Ratio	65.3%	77.9%	75.2%	74.0%
Combined Ratio	88.7%	105.2%	106.8%	100.4%

The Company currently operates in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended September 30,
	2004	2003
	(Expressed in thousands of United States Dollars)
North America	$543,040	$446,987
Europe	360,993	337,934
Reinsurance Ceded—North America	(91,303)	(44,500)
Reinsurance Ceded—Europe	(28,827)	(58,120)

	$783,903	$682,301

Three customers accounted for 19.3%, 17.3% and 12.5%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2004. Three customers accounted for 18.7%, 18.6% and 14.7%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2003.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on each of January 30, 2004, April 30, 2004 and July 30, 2004, payable to shareholders of record on February 13, 2004, May 14, 2004 and August 13, 2004, respectively.

The Company repurchased 172,000 common shares at average price of $17.84 per common share for a total amount of approximately $3.1 million, including costs incurred to effect the repurchases, during the nine months ended September 30, 2004. As of September 30, 2004, the remaining authorization under the Company’s share repurchase program was approximately $20.2 million.

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

	September 30,
	2004	2003
	(Expressed in thousands of United States Dollars)
Losses recoverable from reinsurers	$192,650	$142,122
Prepaid reinsurance premiums	13,178	28,515
Deposit liabilities	43,133	51,537
Funds withheld from reinsurers	199,266	130,758
Reinsurance balances payable	7,755	23,867
Reinsurance premiums ceded	18,245	50,085
Earned premiums ceded	22,662	41,571
Other income	3,552	3,208
Losses, benefits and experience refunds	32,445	45,258
Interest expense	6,515	5,326

The variable quota share retrocession agreement with Grand Central Re is principally written on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the change in interest expense through the statement of income and comprehensive income on a monthly basis, in effect marking to market the funds withheld balance.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to the terms that the Company would expect to negotiate at arms’ length in similar transactions with unrelated parties.

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

For the nine months ended September 30, 2004 and 2003, Moore Capital earned aggregate management and incentive fees of $1.6 million and $3.0 million, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital. In addition, as the fund of funds advisor for Max Re Diversified, Moore Capital earned $4.7 million and $4.9 million in fees for the nine months ended September 30, 2004 and 2003, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

The Company has three letter of credit facilities as of September 30, 2004. The Company’s primary letter of credit facility provides $300.0 million of capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $270.0 million secured by fixed maturities and up to $30.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length in similar transactions with an unrelated party. At September 30, 2004 and December 31, 2003, letters of credit totaling $208.7 million and $249.9 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $199.4 million and Max Re Diversified shares with a fair value of $77.4 million at September 30, 2004 were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length in similar transactions with an unrelated party. At September 30, 2004 and December 31, 2003, letters of credit totaling $6.1 million and $21.1 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $21.9 million and Max Re Diversified shares with a fair value of $84.5 million at September 30, 2004 were pledged as collateral for these letters of credit.

The Company also has a letter of credit facility with Fleet National Bank. At September 30, 2004, a letter of credit in the amount of $0.6 million was issued under this facility. This facility will terminate upon the earlier of the expiration or replacement of the outstanding letter of credit and no further letters of credit can be issued under this facility. The outstanding letter of credit is collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $2.0 million at September 30, 2004 were pledged as collateral for this letter of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including maintaining a minimum consolidated tangible net worth, and places restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at September 30, 2004.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Expressed in thousands of United States dollars, except per share amounts)
Net income (loss), as reported	$(9,022)	$38,751	$46,610	$84,162
Add: Stock-based employee compensation expense included in reported net income (loss)	145	116	417	243
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(684)	(692)	(2,154)	(1,805)

Pro forma net income (loss)	$(9,561)	$38,175	$44,873	$82,600

Earnings (loss) per share, as reported
Basic	$(0.20)	$0.91	$1.02	$2.10
Diluted	(0.20)	0.89	0.96	2.08
Earnings (loss) per share, pro forma
Basic	$(0.21)	$0.90	$0.98	$2.07
Diluted	(0.21)	0.88	0.92	2.04

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003 and our financial condition as of September 30, 2004. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the Securities and Exchange Commission) include, without limitation, acceptance in the market of our products, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rate levels, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. In the past three years, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, we continue to observe premium rates, terms and conditions leveling off as competition has increased in most property and casualty lines of business. With respect to the types of life and annuity contracts we offer, we are beginning to see more opportunities in the market, but remain cautious about whether these opportunities will result in additional business for us in the near term. However, we did execute a life and annuity reinsurance transaction during the three months ended September 30, 2004. Despite the increased property and casualty competition and increased life and annuity opportunities, we anticipate continuing greater demand for our property and casualty products than for our life and annuity products during the remainder of 2004.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as features of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments, designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at September 30, 2004, the allocation of invested assets was approximately 69.8% in cash and fixed maturities and 30.2% in alternative investments.

Our principal operating subsidiary is Max Re. At September 30, 2004, Max Re had $830.6 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide reinsurance underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

The three months ended September 30, 2004 were very challenging for the property and casualty insurance and reinsurance industry with a higher than anticipated level of catastrophes, including four hurricanes that caused an estimated $22 billion of losses in Florida. Based on our current best estimates, we recorded a net negative impact to our earnings of $19.5 million related to the Florida hurricanes during the three months ended September 30, 2004. However, our overall property and casualty underwriting results were not significantly affected by these events allowing us to produce a 95.8% combined ratio (total losses and expenses as a percentage of net premiums earned) for the three months ended September 30, 2004. We believe this result is a positive reflection on our diversified underwriting portfolio, which provides a measured amount of exposure to different risk classes and reduces the potential volatility from shock events. The difficult market conditions for alternative investments during the last six months have caused our year to date results to fall behind the comparative period in 2003 in which the alternative investments produced strong returns.

We continued to actively pursue our property and casualty traditional reinsurance and insurance opportunities during the nine months ended September 30, 2004. While this strategy resulted in improved underwriting performance, lower returns on our alternative investment portfolio resulted in a decrease in net income compared to the same period in 2003. During the nine months ended September 30, 2004, we produced a 15.2% increase in gross premiums written compared to the nine months ended September 30, 2003. Gross premiums written for the traditional reinsurance and traditional insurance product lines increased by 18.9% to $438.3 million for the nine months ended September 30, 2004 compared to $368.7 million for the nine months ended September 30, 2003. Although overall production of gross premiums written increased, gross premiums written in our alternative risk transfer product line decreased 30.7%, principally due to the non-renewal of one large alternative risk transfer contract that accounted for $110.0 million of gross premiums written in the nine months ended September 30, 2003. Improving conditions in the life and annuity market resulted in the closing of a large life and annuity reinsurance transaction during the nine months ended September 30, 2004 compared to nil for the same period in 2003.

Our shift in underwriting focus toward more traditional reinsurance underwriting, coupled with the introduction of insurance operations, has expanded our professional liability and general liability underwriting capability. We intend to continue to diversify our property and casualty underwriting business by writing business with a greater number of clients and by varying the underlying exposures assumed. As part of this effort, we recently hired an experienced underwriting professional to oversee a newly formed property division within our insurance and reinsurance operations. Consequently, we believe our underwriting portfolio is, and will be for the foreseeable future, more diversified than in previous years.

There is a potential for increased volatility in our underwriting results arising from the increase in our traditional reinsurance and traditional insurance business. However, by carefully selecting line sizes, diversifying our underlying exposures, establishing contractual caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we will be able to manage this risk.

The increased premium volume in traditional reinsurance and traditional insurance has resulted in improved underwriting performance in the first nine months of 2004. Our traditional reinsurance and traditional insurance products have generated lower combined ratios than our alternative risk transfer products. Consequently, our property and casualty combined ratio has improved to 95.8% for the nine months ended September 30, 2004, compared to 100.4% for the nine months ended September 30, 2003.

Losses, benefits and experience refunds represent our largest expense and account for more than 60.5% of total liabilities at September 30, 2004. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. There were no significant adjustments to reserves relating to prior periods during the nine months ended September 30, 2004 resulting from our regular quarterly internal review of reserves. In addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to support management’s estimates.

We have entered into Placement Service Agreements (PSAs) with some insurance brokers. The fees incurred under these PSAs are accounted for as acquisition costs and are expensed as the associated premium is earned. We have paid approximately $3.4 million relating to services provided since we first began entering into PSAs in January 2003. Due to the recent investigations of brokers and their use of PSAs, we have suspended payments under these arrangements until further notice. We do not believe that our relationships with brokers or the termination of our PSAs will have a material adverse effect on our business or financial condition.

Our investments during the nine months ended September 30, 2004 produced a total return of 3.18% compared to 6.39% for the nine months ended September 30, 2003. The cash and fixed maturities portfolio produced a total return of 3.34% during the nine months ended September 30, 2004 compared to 3.07% for the nine months ended September 30, 2003. During the nine months ended September 30, 2004 our alternative investments generated a 2.73% rate of return compared to a 12.77% rate of return for the same period in 2003. The Max Re Diversified portfolio has performed below expectations, reflecting the difficult market conditions for alternative investments during the last six months. The return of the alternative investment portfolio has also been negatively impacted by our private equity reinsurance investment in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”), which experienced losses from hurricanes Charley, Frances, Ivan and Jeanne.

We continually assess our liquidity needs by monitoring new business prospects and the development of our existing operations. During the nine months ended September 30, 2004, we generated $638.0 million of cash from operations and invested $435.5 million in fixed maturities and alternative investments. We expect to continue to generate operating cash during the remainder of 2004 through premium receipts and investment returns, which will be partially offset by paid losses on existing reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive revenues principally from two sources: premiums from our reinsurance and insurance business and income from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Premiums are earned over the terms of the underlying contracts. Each of our reinsurance contracts contains unique pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize the realized capital gains or losses on our fixed maturities investments at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments is a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions and the underlying operating results of our private equity reinsurance investments.

Expenses

Our principal expenses are losses, benefits and experience refunds, acquisition costs, interest expense and general and administrative expenses. Losses, benefits and experience refunds are based on the amount and type of reinsurance and insurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses, benefits and experience refunds based on actuarial estimates of the expected losses, benefits and experience refunds to be incurred on each contract written. The ultimate losses, benefits and experience refunds depend on the actual costs to settle these liabilities. We increase or decrease losses, benefits and experience refunds estimates as actual claim reports are received. Our ability to estimate losses, benefits and experience refunds accurately at the time of pricing our contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a negotiated percentage of the premiums on reinsurance and insurance contracts written. We generally defer and amortize these costs over the period in which the related premiums are earned.

Interest expense principally reflects the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is recorded on the funds withheld balances based on various contractual and negotiated rates. The interest expense attributable to the variable quota share retrocession agreement with Grand Central Re is based on the average of two total return interest rate indices. A charge or credit may be recorded in interest expense on this contract in any given period. As a result, interest expense is expected to vary from period to period with a corresponding entry to funds withheld. Interest expense on the remaining balance of funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary due only to changes in the balance of funds withheld. In addition, interest expense also includes interest on deposit contracts and interest on the bank loan at a rate based on LIBOR plus a spread.

General and administrative expenses are principally employee salaries and related personnel costs, rent and other operating costs. These costs are primarily fixed in nature and do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2004. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 27, 2004, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations—Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Gross premiums written. Gross premiums written for the three months ended September 30, 2004 were $280.8 million compared to $188.6 million for the three months ended September 30, 2003, an increase of 48.9%. Gross premiums written for property and casualty were $105.8 million for the three months ended September 30, 2004 compared to $188.6 million for the three months ended September 30, 2003, a decrease of 43.9%. Gross premiums written for property and casualty decreased principally due to decreased production of traditional reinsurance due to the non-renewal of a large contract in the amount of $27.4 million, combined with premium adjustments of $19.7 million on certain quota share contracts based on updated information received from clients. Gross premiums written for life and annuity were $175.0 million for the three months ended September 30, 2004 compared to $Nil for the three months ended September 30, 2003. Gross premiums written for life and annuity in the three months ended September 30, 2004 resulted principally from one life and annuity reinsurance transaction during the period.

Reinsurance premiums ceded. Premiums ceded for the three months ended September 30, 2004 were $29.8 million compared to $31.6 million for the three months ended September 30, 2003, a decrease of 5.7%. Reinsurance premiums ceded during the three months ended September 30, 2004 were principally related to our quota-share reinsurance of our traditional insurance business.

Net premiums earned. Net premiums earned were $331.1 million, after the deduction of $38.4 million of earned premiums ceded, for the three months ended September 30, 2004 compared to $178.7 million, after the deduction of $25.7 million of earned premiums ceded, for the three months ended September 30, 2003, an increase of 85.3%. Net premiums earned for property and casualty were $156.2 million, after the deduction of $38.2 million of earned premiums ceded, for the three months ended September 30, 2004 compared to $178.7 million, after the deduction of $25.7 million of earned premiums ceded, for the three months ended September 30, 2003, a decrease of 12.6%. The decrease is the result of slightly lower earned premiums combined with higher earned premiums ceded, which reflects our increased use of reinsurance coverage during the last twelve months. Net premiums earned for life and annuity were $174.9 million, after the deduction of $0.2 million of earned premium ceded, for the three months ended September 30, 2004 compared with $Nil for the three months ended September 30, 2003. The life and annuity reinsurance transaction written in the three months ended September 30, 2004 was fully earned during the period.

Net investment income. Net investment income was $20.1 million for the three months ended September 30, 2004 compared to $13.9 million for the three months ended September 30, 2003, an increase of 44.6%. The increase was principally attributable to the increase in the amount of cash and fixed maturities investments held from $1,649.0 million at September 30, 2003 to $2,278.2 million at September 30, 2004, resulting principally from cash received from the collection of premiums written since September 30, 2003. The average annualized investment yield on cash and fixed maturities investments for the three months ended September 30, 2004 was 3.99% compared to an average yield of 3.54% for the three months ended September 30, 2003.

Net gains / losses on alternative investments. Net losses on the alternative investment portfolio were $14.6 million, including a loss of $15.2 million from our private equity reinsurance investments, for the three months ended September 30, 2004 compared to net gains of $28.1 million, including gains of $2.6 million from the our private equity reinsurance investments, for the three months ended September 30, 2003. The decrease was principally attributable to losses from hurricanes Charley, Frances, Ivan and Jeanne through our investment in DaVinci. DaVinci is a property catastrophe reinsurer and therefore, it is expected that losses will be incurred during periods where there are severe or a large number of catastrophes. In addition, the Max Re Diversified portfolio produced a 0.06% return for the three months ended September 30, 2004 compared to a 3.37% return for the three months ended September 30, 2003, reflecting the difficult market conditions for alternative investments during the three months to September 30, 2004.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $299.2 million for the three months ended September 30, 2004 compared to $139.7 million for the three months ended September 30, 2003, an increase of 114.2%. Property and casualty losses were $120.3 million for the three months ended September 30, 2004 compared to $133.9 million for the three months ended September 30, 2003. The decrease in property and casualty losses was related to the decrease in property and casualty premiums earned during the three months ended September 30, 2004 compared to the same period in 2003. The loss ratio for property and casualty business for the three months ended September 30, 2004 was 77.0% compared to 74.9% for the three months ended September 30, 2003. The increase in loss ratio principally reflects the reduction in aviation premiums earned and increased casualty premiums earned during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Loss and loss adjustment expenses incurred for the aviation premium earned are lower than the expected loss costs for the casualty premiums earned in periods with no major aviation loss events.

Life and annuity benefits were $178.9 million for the three months ended September 30, 2004, of which $172.4 million relates to the reinsurance transaction written and earned during the period and $6.5 million relates to the accretion of liability for future benefits on contracts written in prior years, compared to $5.8 million for the three months ended September 30, 2003.

There were no significant adjustments to prior year reserves during the three months ended September 30, 2004.

Acquisition costs. Acquisition costs were $26.0 million for the three months ended September 30, 2004 compared to $36.7 million for the three months ended September 30, 2003, a decrease of 29.2%. The decrease in acquisition costs results from a change in property and casualty product mix away from alternative risk products, which typically have higher acquisition costs. The life and annuity transaction written and earned during the period did not have significant acquisition costs. Additionally, our increased use of reinsurance on our traditional insurance products has enabled us to recover acquisition costs from our reinsurers.

Interest expense. Interest expense was $12.0 million for the three months ended September 30, 2004 compared to $5.4 million for the three months ended September 30, 2003, an increase of 122.2%. The increase resulted principally from interest expense recorded on funds withheld from Grand Central Re in the amount of $5.9 million for the three months ended September 30, 2004 as compared to interest expense recorded in the amount of $0.1 million for the three months ended September 30, 2003 due to the higher total return crediting rate on the Grand Central Re funds withheld balance.

General and administrative expenses. General and administrative expenses were $10.6 million for the three months ended September 30, 2004 compared to $10.9 million for the three months ended September 30, 2003, a decrease of 2.8%.

Net income / loss. Net loss for the three months ended September 30, 2004 was $9.0 million compared to net income of $38.8 million for the three months ended September 30, 2003. The results for the three months ended September 30, 2004 were adversely impacted by losses from hurricanes Charley, Frances, Ivan and Jeanne through our investment in DaVinci, the small return on our Max Re Diversified portfolio and our increased interest expense on the funds withheld from Grand Central Re.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Gross premiums written. Gross premiums written for the nine months ended September 30, 2004 were $904.0 million compared to $784.9 million for the nine months ended September 30, 2003, an increase of 15.2%. Gross premiums written for property and casualty were $726.7 million for the nine months ended September 30, 2004 compared to $784.9 million for the nine months ended September 30, 2003, a decrease of 7.4%. Gross premiums written for property and casualty decreased principally due to the non-renewal of one large alternative risk transfer reinsurance contract in the three months ended March 31, 2004, which accounted for $110.0 million of premium in 2003. Gross premiums written for life and annuity were $177.3 million for the nine months ended September 30, 2004 compared to $Nil for the nine months ended September 30, 2003. Gross premiums written for life and annuity for the nine months ended September 30, 2004 resulted principally from one life and annuity reinsurance transaction during the period.

Reinsurance premiums ceded. Premiums ceded for the nine months ended September 30, 2004 were $120.1 million compared to $102.6 million for the nine months ended September 30, 2003, an increase of 17.1%. Reinsurance premiums ceded during the nine months ended September 30, 2004 were principally related to our quota-share reinsurance of our traditional insurance business. In addition, we purchased specific reinsurance and retrocessional reinsurance to manage our exposures on lines of business and to manage exposure on individual transactions. As we increase our traditional reinsurance and traditional insurance business, we intend to continue to purchase additional reinsurance and retrocessional reinsurance coverage consistent with our risk management objectives.

Net premiums earned. Net premiums earned were $701.8 million, after the deduction of $107.5 million of earned premiums ceded, for the nine months ended September 30, 2004 compared to $465.8 million, after the deduction of $58.1 million of earned premiums ceded, for the nine months ended September 30, 2003, an increase of 50.7%. Net premiums earned for property and casualty were $525.2 million, after the deduction of $106.9 million of earned premiums ceded, for the nine months ended September 30, 2004 compared to $465.8 million, after the deduction of $58.1 million of earned premiums ceded, for the nine months ended September 30, 2003, an increase of 12.8%. The increase reflects the earning of increased gross premiums written partially offset by the earning of increased premiums ceded during the last twelve months. Net premiums earned for life and annuity were $176.6 million, after the deduction of $0.7 million of earned premium ceded, for the nine months ended September 30, 2004 compared with $Nil for the nine months ended September 30, 2003. The life and annuity reinsurance transaction written in the nine months ended September 30, 2004 was fully earned in the period.

Net investment income. Net investment income was $58.6 million for the nine months ended September 30, 2004 compared to $43.5 million for the nine months ended September 30, 2003, an increase of 34.7%. The increase was principally attributable to the increase in the amount of cash and fixed maturities investments held from $1,649.0 million at September 30, 2003 to $2,278.2 million at September 30, 2004, resulting principally from cash received from the collection of premiums written since September 30, 2003. The average annualized investment yield on cash and fixed maturities investments for the nine months ended September 30, 2004 was 4.11% compared to an average yield of 3.94% for the nine months ended September 30, 2003.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $24.9 million, including a loss of $11.1 million from our private equity reinsurance investments, for the nine months ended September 30, 2004 compared to net gains of $95.2 million, including a gain of $9.6 million from the our private equity reinsurance investments, for the nine months ended September 30, 2003, a decrease of 73.8%. The decrease was attributable to a lower return of 2.73% on alternative investments for the nine months ended September 30, 2004 compared to a 12.77% return for the nine months ended September 30, 2003, partially offset by an increase in the size of the alternative investment portfolio resulting from approximately $85.3 million of additional investments in the alternative investment portfolio during the twelve months ended September 30, 2004. The decrease was principally attributable to the performance of the Max Re Diversified portfolio which produced a 4.18% return for the nine months ended September 30, 2004 compared to a 12.80% return for the nine months ended September 30, 2003, reflecting difficult market conditions. In addition, losses from hurricanes Charley, Frances, Ivan and Jeanne through our investment in DaVinci had a negative impact on our alternative investment portfolio returns. DaVinci is a property catastrophe reinsurer and therefore, it is expected that losses will be incurred during periods where there are severe or a large number of catastrophes.

Losses, benefits and experience refunds. Losses, benefits and experience refunds were $600.9 million for the nine months ended September 30, 2004 compared to $368.5 million for the nine months ended September 30, 2003, an increase of 63.1%. Property and casualty losses were $405.2 million for the nine months ended September 30, 2004 compared to $344.8 million for the nine months ended September 30, 2003. The increase in property and casualty losses is related to the increase in property and casualty premiums earned during the nine months ended September 30, 2004 compared to the same period in 2003. The loss ratio for property and casualty business for the nine months ended September 30, 2004 was 77.2% compared to 74.0% for the nine months ended September 30, 2003. The increase in loss ratio principally reflects the reduction in aviation premiums earned and increased casualty premiums earned during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Loss and loss adjustment expenses incurred for the aviation premium earned are lower than the expected loss costs for the casualty premiums earned in periods with no major aviation loss events.

Life and annuity benefits were $195.7 million for the nine months ended September 30, 2004, of which $172.4 million relates to the reinsurance transaction written and earned during the three months ended September 30, 2004 and $23.3 million relates to the accretion of liability for future benefits on contracts written in prior years, compared to $23.7 million for the nine months ended September 30, 2003.

There were no significant adjustments to prior year reserves during the nine months ended September 30, 2004.

Acquisition costs. Acquisition costs were $87.0 million for the nine months ended September 30, 2004 compared to $111.1 million for the nine months ended September 30, 2003, a decrease of 21.7%. The decrease in acquisition costs resulted from a change in property and casualty product mix away from alternative risk products, which typically have higher acquisition costs. Additionally, our increased use of reinsurance on our traditional insurance products has enabled us to recover acquisition costs from our reinsurers.

Interest expense. Interest expense was $23.9 million for the nine months ended September 30, 2004 compared to $20.3 million for the nine months ended September 30, 2003, an increase of 17.7%. The increase resulted principally from additional funds withheld from reinsurers, partially offset by a lower total return crediting rate on the Grand Central Re funds withheld balance. The interest expense recorded on funds withheld from Grand Central Re is $6.5 million for the nine months ended September 30, 2004 compared to interest expense of $5.3 million for the nine months ended September 30, 2003.

General and administrative expenses. General and administrative expenses were $34.7 million for the nine months ended September 30, 2004 compared to $29.9 million for the nine months ended September 30, 2003, an increase of 16.1%. The increase resulted principally from additional personnel costs associated with our traditional insurance and reinsurance operations that were not fully established in the nine months ended September 30, 2003. For the nine months ended September 30, 2004 the ratio of general and administrative expenses to net premiums earned was 4.94% compared to 6.41% for the nine months ended September 30, 2003, reflecting the additional earned premium during the period.

Net income. Net income for the nine months ended September 30, 2004 was $46.6 million compared to net income of $84.2 million for the nine months ended September 30, 2003. The results for the nine months ended September 30, 2004 are principally attributable to our underwriting profits from our traditional reinsurance and traditional insurance products and the elimination of the minority interest. However, the difficult market conditions for alternative investments have caused our results to fall behind the comparative period in 2003 in which the alternative investments produced strong returns.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments were $3,265.5 million at September 30, 2004 compared to $2,637.3 million at December 31, 2003, an increase of 23.8%. The increase in cash and invested assets resulted principally from $638.0 million in cash flows from operations generated in the first nine months of 2004 and the appreciation of the alternative investment portfolio of $24.9 million partially offset by the decline in accumulated other comprehensive income of $3.4 million.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $1,382.8 million at September 30, 2004 compared to $991.7 million at December 31, 2003, an increase of 39.4%. The increase in property and casualty losses and experience refunds was principally attributable to losses associated with increased premiums earned during the nine months ended September 30, 2004, partially offset by losses paid.

Life and annuity benefits and experience refunds. Life and annuity benefits and experience refunds totaled $624.6 million at September 30, 2004 compared to $480.1 million at December 31, 2003. The increase in the nine months ended September 30, 2004 was principally attributable to the reinsurance transaction written and earned during the three months ended September 30, 2004, partially offset by benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $358.8 million at September 30, 2004 compared to $273.7 million at December 31, 2003, an increase of 31.1%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 53.7% of our losses recoverable at September 30, 2004. Grand Central Re has requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 91% of its loss recoverable obligations. In addition, at September 30, 2004, one other retrocessionaire accounted for 23.3% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 61% of its loss recoverable obligations.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $90.0 million at September 30, 2004 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan.

Shareholders’ equity. Our shareholders’ equity increased to $847.8 million at September 30, 2004 from $805.2 million at December 31, 2003, an increase of 5.3%, principally reflecting income of $46.6 million for the nine months ended September 30, 2004. We repurchased 172,000 shares during the period at an average price of $17.84 per share for a total consideration of $3.1 million.

Liquidity. We generated $638.0 million from operations during the nine months ended September 30, 2004 compared to $329.0 million for the nine months ended September 30, 2003, an increase of 93.9%, principally reflecting the expansion of our traditional reinsurance and traditional insurance operations which generated increased gross premiums written during the period, combined with the life and annuity reinsurance transaction written and earned during the period. We used $28.8 million for financing activities, principally the payment of deposit liabilities relating to one large contract. The net cash generated from operating and financing activities was applied to our investing activities through the net purchase of $304.2 million of fixed maturities and $131.3 million of alternative investments.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At September 30, 2004, Max Re, which is required to have $300.1 million in statutory capital and surplus in order to pay dividends, had $732.5 million in statutory capital and surplus.

Capital resources. At September 30, 2004, our capital structure consisted of common equity. Total capitalization after deducting loans to employees and including retained earnings and accumulated other comprehensive income (loss) amounted to $847.8 million as compared to $805.2 million at December 31, 2003, an increase of 5.3%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets and may evaluate various capital alternatives from time to time. We regularly review our capital adequacy and believe our current level of capital is sufficient to support our current reinsurance and insurance operations.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three letter of credit facilities as of September 30, 2004 providing $350.6 million of aggregate letter of credit capacity. Each of our letter of credit facilities requires that we comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our letter of credit facilities at September 30, 2004. Additional information regarding our letter of credit facilities is set forth in note 7 of the interim consolidated financial statements.

On each of January 30, 2004, April 30, 2004, July 30, 2004 and October 28, 2004, Max Re Capital’s Board of Directors declared a shareholder dividend of $0.03 per share payable to shareholders of record on February 13, 2004, May 14, 2004, August 13, 2004 and November 12, 2004, respectively. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligations	$150,000	$150,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	12,945	1,392	2,784	3,027	5,742
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on our balance sheet under GAAP	—	—	—	—	—

Total	$162,945	$151,392	$2,784	$3,027	$5,742

New Accounting Pronouncements

The FASB issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in November 2003. For investments within its scope, EITF 03-1 requires certain disclosures regarding the fair values and associated unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments In Debt and Equity Securities,” as well as providing guidance for determining whether an impairment is other-than-temporary resulting in the recognition of a loss on the investment. The disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003, with the recognition and measurement provisions scheduled to be effective for reporting periods beginning after June 15, 2004. However, the FASB approved the issuance of FASB Staff Positions (FSP) EITF 03-1-1 on September 30, 2004, which delays the effective date of the application of the recognition and measurement provisions of EITF 03-1. The FASB determined that a delay in the effective date was necessary until they can issue further guidance on the application of recognition and measurement requirements of EITF 03-1. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of an FSP which will provide additional implementation guidance. We will assess whether this guidance will have a material impact on our financial position or results of operations once the new guidance is released.

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

As of September 30, 2004, we did not hold any high-yield investments in our fixed maturities investment portfolio. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At September 30, 2004, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.0%, or approximately $91.6 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.3%, or approximately $96.8 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2004, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.8%, or approximately $18.0 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.8%, or approximately $18.0 million.

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

Quarterly evaluation of the Company’s Disclosure Controls. As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiry. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any litigation or arbitration that is likely to have a material adverse effect on our business or operations.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2004 to July 31, 2004)(1)	—	—	—	$23.2 million
Month #2 (August 1, 2004 to August 31, 2004)	172,000	$17.84	172,000	$20.2 million
Month #3 (September 1, 2004 to September 30, 2004)	—	—	—	$20.2 million
Total	172,000	$17.84	172,000	$20.2 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.

(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $50 million of common shares by resolutions of our board of directors adopted on September 27, 2001 and July 26, 2002. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $20.2 million of common shares as of November 1, 2004. The repurchase program has no set expiration or termination date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit	Description

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on February 27, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Name: Robert J. Cooney Title: President and Chief Executive Officer

Date: November 1, 2004

/s/ KEITH S. HYNES
Name: Keith S. Hynes Title: Executive Vice President and Chief Financial Officer

Date: November 1, 2004

S-1