Form 10-K
period 2004-12-31
MAX RE CAPITAL LTD
filed 2005-02-17
CIK 1141719

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $326,067,032, based on the closing price of the registrant’s common shares on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of January 31, 2005 was 45,860,480.

Documents incorporated by reference:

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on April 28, 2005, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our” and similar expressions are references to Max Re Capital Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to “Max Re Capital” are solely to Max Re Capital Ltd., references to “Max Re” are solely to our subsidiary Max Re Ltd., references to “Max Europe” are solely to our Irish subsidiaries Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited collectively, references to “Max Europe Holdings” are solely to our subsidiary Max Europe Holdings Limited, references to “Max Re Europe” are solely to our subsidiary Max Re Europe Limited, references to “Max Insurance Europe” are solely to our subsidiary Max Insurance Europe Limited, references to “Max Re Diversified” are solely to our subsidiary Max Re Diversified Strategies Ltd. and references to “Max Re Managers” are solely to our subsidiary Max Re Managers Ltd.

Safe Harbor Disclosure

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the Securities and Exchange Commission) include, without limitation, acceptance in the market of our products, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rates, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

General Description

Max Re Capital is a holding company formed in July 1999 under the laws of Bermuda. We commenced operations in January 2000. Through Max Re Capital’s subsidiaries, Max Re, Max Re Europe and Max Insurance Europe, we provide multi-line reinsurance and insurance products. Max Re Managers provides reinsurance underwriting and administrative services on a fee basis. Max Re Diversified holds all of our alternative investments, other than reinsurance private equity investments that are held by Max Re. Max Europe Holdings is the holding company for our European operating subsidiaries and was formed in June 2003 under the laws of Ireland.

In December 1999, we raised gross proceeds of $331 million from an initial private placement of Max Re Capital common shares and Max Re non-voting common shares. In March 2000, Max Re Capital completed a second private placement of common shares, which raised an additional $180 million of gross proceeds. We used substantially all of the net proceeds of these offerings to capitalize and commence our reinsurance operations.

On August 14, 2001, Max Re Capital raised gross proceeds of $192 million in an initial public offering of common shares. Total proceeds received, net of underwriting discounts and commissions, were $179.5 million. Substantially all of the net proceeds were contributed to Max Re in support of its reinsurance operations. Max Re Capital’s common shares are listed on the Nasdaq National Market under the symbol MXRE and the Bermuda Stock Exchange under the symbol MXRE BH.

On July 30, 2003, all holders (other than Max Re Capital) of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and increase in shareholders’ equity of equal amounts as of the date of the exchange.

Business Segments

We operate in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Property and Casualty:
Accident and Health	$56,784	5.4%	$94,165	9.3%	$116,325	18.0%
Aviation and Marine	109,948	10.5	89,230	8.9	—	—
General Liability	147,492	14.1	134,753	13.3	50,613	7.8
Medical Malpractice	43,367	4.2	13,708	1.4	—	—
Other	—	—	3,257	0.3	36,823	5.7
Professional Liability	259,616	24.9	275,965	27.3	107,988	16.6
Property	15,988	1.5	8,284	0.8	—	—
Whole Account	114,998	11.0	201,792	20.0	232,554	35.9
Workers’ Compensation	83,109	8.0	80,375	8.0	88,431	13.7

Aggregate Property and Casualty	$831,302	79.6	$901,529	89.3	$632,734	97.7

Life and Annuity:
Annuity	$196,463	18.9	$—	—	$—	—
Health	—	—	—	—	14,656	2.3
Life	15,836	1.5	108,250	10.7	—	—

Aggregate Life and Annuity	$212,299	20.4	$108,250	10.7	$14,656	2.3

Aggregate Property and Casualty and Life and Annuity	$1,043,601	100.0%	$1,009,779	100.0%	$647,390	100.0%

Additional information about our business segments is set forth in Note 16 to our audited consolidated financial statements included herein.

The majority of our clients are insurers, reinsurers and companies located in the United States. During the years ended December 31, 2004, 2003 and 2002, we derived approximately 59.4%, 62.9% and 63.7%, respectively, of gross premiums written from clients located in the United States. We also source business throughout Europe, which represented approximately 40.6%, 37.1% and 36.3% of gross premiums written for the years ended December 31, 2004, 2003 and 2002, respectively.

During the last three years, gross premiums written in each of our business segments has fluctuated. Due to continual changes in our industry, specifically with regard to the relative market pricing conditions in property and casualty and life and annuity products, and other changes in global economic conditions, we anticipate that the percentages of premiums that we write will fluctuate regularly between our property and casualty products and our life and annuity products.

Description of Business

We are a Bermuda-based provider of both reinsurance and insurance for the property and casualty market and a provider of reinsurance for the life and annuity, including disability, market. We offer traditional reinsurance and insurance products in the property and casualty market. We also underwrite alternative risk transfer products in both markets, but with a lesser focus than when we commenced operations in 2000. We target superior risk-adjusted returns from our diversified investment portfolio. In addition, we model our assets and liabilities on an integrated basis in an effort to better manage our reinsurance and insurance liability exposure, structure our investment portfolio and assess our overall risk.

Our customized alternative risk transfer products typically have certain features that differ from our traditional products. These features may include contractual provisions that require the client to share in a portion of losses resulting from its ceded risks, may require the payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract and may provide for premium refunds if the losses we incur are less than those projected at the time of the execution of the contract.

We believe that our diversified products and exposure base, together with our integrated risk management, provide us with flexibility in making decisions regarding our investments because they permit us to undertake investment strategies that have greater liquidity constraints than publicly traded stocks and bonds. This flexibility, as well as a greater flexibility provided under Bermuda law to make various types of investments including alternative investments than afforded to U.S. based insurers and reinsurers, allows us to invest our assets in both a portfolio of high grade fixed maturities and an alternative investment portfolio.

Property and Casualty

Reinsurance products

We offer traditional reinsurance and alternative risk transfer products in the property and casualty reinsurance market. We often customize our reinsurance products in an effort to satisfy particular client needs. Alternative risk transfer products are distinguished from traditional products based on the amount of risk transferred to our company, with alternative risk transfer products transferring less risk to our company. Our traditional products do not typically include certain features of our alternative risk transfer products and, accordingly, they expose us to greater potential underwriting loss than our alternative risk transfer products. Generally, our traditional reinsurance products are written on market terms with participation by other reinsurers, while we lead the underwriting and design terms of our alternative risk products.

Our primary focus is on the casualty risk classes, such as workers’ compensation, general liability, professional liability, and medical malpractice, with a lesser focus on aviation, marine, accident and health and property. Whole account coverage provides integrated coverage across a client’s multi-line portfolio of risk and may include some or all of the classes described above. We generally underwrite whole account coverages focused on casualty risk exposures.

We typically write our property and casualty reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the ceding client. Accordingly, we carefully review and analyze the ceding client’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty reinsurance contract.

Our property and casualty reinsurance contracts are written on either a quota share, also known as proportional or pro rata, basis or on an excess of loss basis. With respect to quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the ceding client. With respect to excess of loss reinsurance, we indemnify the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client.

During the years ended December 31, 2004, 2003 and 2002, we wrote $182.2 million, $302.3 million and $275.5 million, respectively, or 31.2%, 40.9% and 43.5%, respectively, of property and casualty reinsurance gross premiums written on a quota share basis and $401.0 million, $436.0 million and $357.2 million, or 68.8%, 59.1% and 56.5%, respectively, on an excess of loss basis.

Insurance products

In 2003, we began offering excess liability and professional lines insurance products, primarily to Fortune 1000 clients. Our excess liability products are excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. Our professional lines products include directors and officers insurance, errors and omissions insurance and employment practices liability insurance. Our insurance products are underwritten in Bermuda and Ireland. In September 2004, we began offering property insurance to the same client base to which we offer our casualty insurance products.

We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland. Excess liability, professional liability and property premiums accounted for 54.8%, 44.3% and 0.9%, respectively, of the gross premiums written for traditional insurance products during the year ended December 31, 2004 and is approximately consistent with the premium exposure written in the year ended December 31, 2003.

Life and Annuity

Our life and annuity reinsurance products focus on existing blocks of business and typically take the form of co-insurance structures, where the risk is generally reinsured on the same basis as that of the original policy. In a co-insurance transaction, we receive a percentage of the gross premium charged to the policyholder by the client, less an expense allowance that we grant to the client, as the primary insurer. By accepting the transfer of liabilities and the related assets from our clients in these co-insurance transactions, we seek to enable these clients to achieve capital relief and improved returns on equity. We seek to write life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, variable life, corporate owned life, term life, fixed annuities, variable annuities and structured settlements.

The life and annuity risks that we underwrite include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The disability products that we underwrite include morbidity risk and, to a lesser extent, early surrender and lapse risks. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions. Life reinsurance is often written on a yearly renewable term basis, where the predominant risk is the mortality of the insured population. Our co-insurance structures typically involve a higher level of investment risk, with our company investing the premium received.

Pricing of our life and annuity reinsurance products is based on actuarial models that incorporate a number of factors, including assumptions for mortality, morbidity, expenses, demographics, persistency, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements.

Underwriting and Risk Management

We attempt to manage our underwriting exposures in both the property and casualty and life and annuity markets by diversifying across many underlying insureds with small policy limits per insured. Our largest underlying exposure in the property and casualty reinsurance business is workers’ compensation (including reinsurance written as such and workers’ compensation exposure embedded in other types of contracts such as whole account), which has attractive features of payments over many years and low statutorily defined cash payout amounts. With respect to our life and annuity reinsurance products, our focus is on reinsuring blocks of business having small underlying policy limits spread across a large population of insureds and avoiding high policy limit exposures.

We seek to reduce the volatility arising out of the underlying risks assumed through our written business by setting and maintaining overall aggregate limits on liabilities, sub-limits on liabilities, attachment points for liabilities and contract terms providing for additional premium where losses are greater than expected.

We manage the duration and volatility of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification and complements our investment strategy. We access the retrocession market to transfer risk to other parties when competitive advantages permit them to assume a risk for a lower price or as part of our risk management process. We also manage the amount of leverage that we employ on the liability side of our business based upon continual assessment of the risks and opportunities in the underwriting and capital markets.

We use a series of proprietary and non-proprietary actuarial and financial models in order to analyze the underlying risk characteristics of our liabilities and assets. We conduct both transaction-by-transaction modeling as well as portfolio aggregation modeling and then analyze these modeling results on an integrated basis in an effort to determine the aggregation of our underwriting risks and investment risks and the ultimate impact that adverse events might have on our surplus.

We utilize dynamic financial analysis to examine the possible effects of future variables, such as the effect of inflation on the cost of losses, using multiple scenarios to predict the range of outcomes and prices of our products. In addition, we attempt to manage capital adequacy by incorporating value at risk and risk based capital analyses into our modeling. Through the use of dynamic financial analysis, we seek to measure the risk inherent in each underwriting transaction as well as our overall asset and liability risk, and the potential for adverse scenarios producing projected losses and potential negative cash flow. Additionally, by employing a risk based capital analysis rather than using premium income as a measure of risk, we are able to obtain an estimate of the amount of capital to be allocated to each transaction and our overall asset and liability portfolio. We believe that our actuarial analysis of loss payment patterns enables us to generate meaningful projections of the total and interim cash flows of our overall liability portfolios, and then use these projections to determine the profile of liquidity and investment returns required of our investment portfolio. We believe that this integrated approach allows us to optimize the use of our capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance, insurance and investment opportunities.

Due Diligence

We perform a significant amount of due diligence on every material transaction that we consider underwriting, and perform regular monitoring and periodic due diligence on the transactions that we complete. Generally, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third-parties perform on-site client due diligence on our behalf and assist us in modeling transactions and contract documentation.

Retrocessional and Balance Sheet Protections

As part of the underwriting process, we reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to another counterparty reinsurer or retrocessionaire, all or part of the risk that we have assumed. However, these arrangements do not legally discharge our liability with respect to the obligations that we have insured or reinsured. Like other insurance and reinsurance companies, we cede risks to reinsurers and retrocessionaires for the following reasons:

•	reduce net liability on individual risks;

•	protect against catastrophic losses;

•	stabilize financial ratios;

•	obtain additional underwriting capacity; and

•	enhance underwriting pricing margins.

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss contracts, the reinsurer or retrocessionaire agrees to cover all losses in excess of the amount of risk that we have retained, subject to negotiated limits. Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction or on a whole portfolio basis as the need arises.

The amount of risk that we retain differs across our portfolio of liabilities. We generally retain higher amounts of net risk on transactions where we believe that we can monitor outcomes with a higher degree of predictability or where larger blocks of business offer us the possibility of higher returns without retaining excessive risk. Our underwriting policy is to retain a maximum net exposure of not more than 5% of our shareholders’ equity for any individual contract we write.

Credit Risk

These reinsurance and retrocessional arrangements do not legally discharge our liability with respect to obligations that we have insured or reinsured. We remain liable with respect to the liabilities that we cede even if a counterparty is unable to meet its obligations assumed under a reinsurance or retrocessional agreement. Accordingly, we evaluate and monitor the financial strength of each of our counterparties.

In connection with our retrocessional arrangements, we prefer to cede risk on a funds withheld basis, which allows us to cede risk while retaining collateral to secure our reinsurer’s or retrocessionaire’s obligation. Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”) is our largest retrocessionaire and accounted for 51.1% of our losses recoverable at December 31, 2004. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 101% of its loss recoverable obligations. In addition, at December 31, 2004, one other counter-party accounted for 21.6% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 62% of its loss recoverable obligations from this counterparty.

Our reinsurance programs for our traditional insurance risks are generally written on a funds transferred basis and therefore we have greater credit risk exposure. Since we are liable with respect to the reinsurance that we cede even if a reinsurer is unable to meet its obligations assumed under a reinsurance agreement, we evaluate and monitor the financial strength of each of our reinsurers. All of our reinsurers are presently rated “A-”or above by A.M. Best Company.

Reserves

We regularly review and update our methods of determining estimates for reported and unreported losses and benefits and related reinsurance recoverables. Adjustments resulting from this review are reflected in our net income during the period in which we determine these adjustments. In connection with the process of estimating our loss reserves, we rely upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss and benefit reserves is a difficult process, particularly in light of changes in the legal environment that affect the payment of losses and benefits. As a result, we frequently supplement quantitative techniques with subjective considerations and managerial judgment.

In accordance with accounting principles generally accepted in the United States of America, which we refer to as GAAP, we establish and carry as liabilities actuarially determined reserves calculated to meet our estimated future obligations. The adequacy of our reserves is reviewed annually by outside actuaries in order to support management’s estimates. We maintain our reserves on a GAAP basis. Future losses, benefits and experience refunds comprise the majority of our financial obligations.

Reserves do not represent an exact calculation of liability. Rather, reserves represent our estimate of the expected cost of the ultimate settlement and administration of the claim. Although actuarial methods for establishing reserves have been developed over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based upon our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors, including the actions of third parties, that are beyond our control.

Loss and loss adjustment expenses and life and annuity benefits, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of:

•	claims reported but not yet paid, which we refer to as case reserves;

•	reserves for claims incurred but not reported, or IBNR;

•	estimated expenses of adjusting and settling claims, including legal and other fees, which we refer to as loss adjustment expenses; and

•	experience refunds payable to clients under contract provisions.

The table below breaks our reserves into these components by product line.

	Property and casualty				Life and annuity
In millions of U.S.Dollars	Traditional reinsurance	Alternative risk transfer	Traditional insurance	Total property and casualty	Total life and annuity
Case reserves	$90.1	$815.1	$26.1	$931.3	$663.5
IBNR	190.7	137.7	184.0	512.4	—
Experience refunds	11.4	—	—	11.4	2.6

Total	$292.2	$952.8	$210.1	$1,455.1	$666.1

The table above makes certain assumptions regarding the split of case reserves and IBNR on property and casualty traditional reinsurance and alternative risk transfer loss reserves. Reinsureds provide loss data in various formats, with some reinsureds providing an analysis of case reserves and IBNR, while other reinsureds provide one reserve number encompassing all reserves and without a specific analysis of the component parts. Where reinsureds provide one reserve number, we treat that reserve as a case reserve, even though it may contain IBNR reserves.

Property and Casualty Insurance Reserve Process

Our property and casualty insurance reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a book of business basis and are computed on an undiscounted basis. The majority of the insurance business we have written is casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also generally more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves. Since the Company has only been writing casualty insurance business for two years, it will be several years before we can accurately determine the validity of our reserve estimates.

In connection with our ongoing analysis of our property and casualty insurance reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms, establish loss reserves on an individual loss basis and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we revise our property and casualty insurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

We establish and review our property and casualty insurance reserves on a regular basis. The process for adjusting our property and casualty insurance reserves is based upon loss reports received from clients, which are analysed by our actuarial models. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting “tail factors” and in areas where our own data is limited.

Property and Casualty Reinsurance Reserve Process

Our property and casualty reinsurance reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a transaction-by-transaction basis and are computed on an undiscounted basis. The majority of our reinsurance property and casualty business is casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer we reinsure. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

We establish and review our property and casualty reinsurance reserves on a regular basis. The process for establishing our property and casualty reinsurance reserves is based upon internally generated actuarial analysis of loss data provided by clients. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty reinsurance losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement our own data in selecting “tail factors” and in areas where our own data is limited.

As a reinsurer, we rely on reserve estimates reported by our clients. Our clients use a wide variety of actuarial techniques to establish their reserves. The quality of the reserve estimation process varies from client to client. In addition, there is often a time lag between our clients establishing case reserves and re-estimating their reserves, and notifying us of the revised case reserves and re-estimated reserve balances. We analyze information from our clients as it is received and there is no backlog of processing client information received. It is likely, however, that our property and casualty reinsurance reserves will have larger re-estimation adjustments, which will be made over a longer period of time, compared to our property and casualty insurance reserves, where we receive loss information directly.

In connection with an ongoing analysis of our property and casualty reinsurance reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms. As disputes with clients arise in the ordinary course of business, we resolve them through negotiation and, in our history, have not had any client dispute develop into arbitration or litigation. We also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we revise our property and casualty reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

Life and Annuity Reinsurance Reserve Process

Our life and annuity reserves are compiled on a transaction-by-transaction basis and are computed on a discounted basis. We establish and review our life and annuity reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. We establish and maintain our life and annuity reserves at a level that we estimate will, when taken together with future premium payments and interest income expected to be earned in respect of reserves, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable.

Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. We establish these estimates based upon transaction specific historical experience, information provided by ceding companies and industry experience studies. Actual results could differ materially from these estimates. We monitor actual experience and, where circumstances warrant, revise our assumptions and the related life and annuity reserve estimates. We record these revisions in the period they are determined.

Property and Casualty Reserve Development

The following table represents the development of balance sheet property and casualty reserves calculated in accordance with GAAP, as of December 31, 2000, 2001, 2002, 2003 and 2004. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables and experience refunds. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance and experience refunds.” The “gross cumulative redundancy

(deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	As of December 31,
	2000	2001	2002	2003	2004
		(1)	(1)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099

Reinsurance recoverable and experience refunds	(25,944)	(145,387)	(159,144)	(231,687)	(352,856)

Reserve for property and casualty losses originally stated, net of reinsurance and experience refunds	110,394	310,990	458,260	760,000	1,102,243

Cumulative net paid losses
1 year later	6,154	113,778	104,924	114,113	—
2 years later	92,676	179,177	164,388	—	—
3 years later	116,580	219,724	—	—	—
4 years later	125,658	—	—	—	—

Reserves re-estimated as of
1 year later	125,600	348,551	476,131	753,500	—
2 years later	153,906	345,940	480,206	—	—
3 years later	150,502	348,706	—	—	—
4 years later	150,502	—	—	—	—

Net cumulative redundancy (deficiency)	(40,108)	(37,716)	(21,946)	6,500 (2)

Gross cumulative redundancy (deficiency)	(40,108)	(42,793)	(32,406)	(729)

(1)	Adjusted for reclassification of a contract to deposit liabilities.
(2)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 4 to the consolidated financial statements of $1,627 relates to amortization of deferred charges on retroactive reinsurance contracts assumed.

The deterioration of our reserve balances as of December 31, 2000 and December 31, 2001 was primarily the result of adverse development on two whole account stop loss covers written in 2000, which have workers’ compensation as the principal underlying risk. Specifically, losses incurred and settled by the underlying reinsured exceeded our estimates and caused us to record additional losses. For one of these two contracts, reserves were increased by $11.2 million during the year ended December 31, 2001 but were subsequently reduced by $10.2 million upon final commutation of the contract in 2002.

The reserve for the second of these contracts was increased by $36.8 million during the year ended December 31, 2002 based on loss information received and recorded in 2002. As a result, the reserve increase with respect to this contract affected both the 2000 and 2001 balance sheet reserve re-estimation in the table above. In addition, the adverse loss development triggered additional premiums, net of acquisition costs and inclusive of interest on such additional premiums, of $29.2 million. This contract was commuted in 2003 with no further loss development.

The cumulative deficiency of our reserve balance as of December 31, 2002 was primarily the result of $21.8 million of additional incurred losses arising from increases in premium estimates. These additional loss reserves were established at the expected loss ratio for the contracts generating the increased premium volumes. Changes in premium estimates on prior year contracts occur each year based on updated information received from ceding clients and will have the effect of increasing or decreasing the previously stated reserve balance.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2004, 2003 and 2002, please refer to Note 4 of our audited consolidated financial statements included herein.

Marketing

We believe that diversity in our sources of business reduces the potential adverse effects arising from the termination of any one of our business relationships. Our marketing plan calls for the development of relationships with potential clients that we believe have a need for reinsurance or insurance, based on regulatory filings, industry knowledge and market trends. Given the nature of our business, we target clients through management relationships and non-traditional marketing channels.

During the years ended December 31, 2004, 2003 and 2002, brokered transactions accounted for 99%, 84% and 80%, respectively, of gross premiums written. During the years ended December 31, 2004, 2003, and 2002, the top three independent producing intermediaries and brokerage firms accounted for 27%, 25% and 8%; 36%, 15% and 11%; and 25%, 24% and 18%, respectively, of gross premiums written.

In addition, we attempt to capitalize on existing relationships with reinsurance and insurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

We seek to earn a superior risk-adjusted total return on our assets by engaging in an investment strategy that combines fixed maturities investments and alternative investments that employ strategies intended to manage investment risk. We diversify our portfolio to limit volatility and attempt to maintain adequate liquidity in our fixed maturities and alternative investments to fund operations and protect against losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The finance and investment committee of our board of directors approves and monitors performance of the managers of our fixed maturities investments and alternative investments. The finance and investment committee also periodically reviews our investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2004, approximately 68.2% of our investment portfolio was invested in cash and fixed maturities and approximately 31.8% was invested in alternative investments. We seek to allocate between 50% and 75% of our investment portfolio in cash and fixed maturities and between 25% and 50% of our investment portfolio in alternative investments. However, this allocation can vary from the targeted amounts because of cash inflows and market value variations at specific points in time.

Aggregate Portfolio Results

The table below shows the annual total rate of return of our cash and fixed maturities investments, alternative investments and aggregate investment portfolio for the years ended December 31, 2004, 2003 and 2002. It also includes, for comparative purposes, performance information for the bond and stock markets represented by the Merrill Lynch Master Bond Index and the S&P 500 Index®, respectively, as well as information for a hypothetical portfolio consisting of 80% Merrill Lynch Master Index and 20% S&P 500 Index®.

	Year Ended December 31,
	2004	2003	2002
Cash and Fixed Maturities Investments	4.22%	3.26%	8.59%
Alternative Investments(2)	8.23	16.57	5.24
Aggregate Portfolio(3)	5.63	7.74	7.37
Merrill Lynch Master Bond Index	4.34	4.12	10.41
S&P 500 Index® (with dividends reinvested)	10.87	28.67	(22.09)
80% Merrill Lynch Master Index and 20% S&P 500 Index®	5.67	8.72	3.92

(1)	Annual total rate of return means the annual total rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.
(2)	Max Re Diversified holds all of our alternative investments other than reinsurance private equity investments, which are held by Max Re.
(3)	Consists of cash and fixed maturities and our alternative investments.

This annual total rate of return information for our investment portfolio should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2004, approximately 68.2% of our total investment portfolio was invested in cash and fixed maturities and was managed by General Re-New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management. Our fixed maturities investments are comprised of liquid, high quality securities. As of December 31, 2004, our fixed maturities investments had a dollar-weighted average rating of “AA,” an average duration of approximately 4.4 years and an average book yield to maturity of 4.02%.

The investment strategy and guidelines for our fixed maturities investments emphasize diversification and preservation of principal. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio must have a minimum rating of BAA3/BBB-, or its equivalent, from at least one nationally recognized statistical rating organization. In addition, a minimum weighted average credit quality rating of AA2/Aa, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments.

Our cash and fixed maturities investments provide liquidity for day-to-day operations. We believe that we will be able to satisfy our foreseeable cash needs from our cash and fixed maturities investments. Accordingly, we believe that our cash and fixed maturities investment guidelines reduce the likelihood of having to liquidate any portion of the alternative investments to meet near term cash flow needs.

Additional information about our fixed maturities investments can be found in Notes 2 and 3 to our audited consolidated financial statements included herein.

Alternative Investments

Overview. Based on fair values at December 31, 2004, approximately 31.8% of our investment portfolio was invested in alternative investments. Max Re Diversified holds all of our alternative investments other than reinsurance private equity investments that are held by Max Re. Moore Capital Management, LLC, which we refer to as Moore Capital, served as fund of funds advisor for Max Re Diversified until April 1, 2004, when Moore Capital assigned its management obligations, with our consent, to its affiliate Alstra Capital Management, LLC, which we refer to as Alstra. As of December 31, 2004, Max Re Diversified was invested in approximately 50 underlying alternative investment funds representing the following investment strategies: Commodities Trading, Convertible Arbitrage, Distressed Securities Investing, Diversified Arbitrage, Emerging Markets, Event Driven Arbitrage, Fixed Income Arbitrage, Global Macro, Long/Short Credit, Long/Short Equities and Opportunistic Investing. These strategies were selected because of their low correlation with the stock market, the bond market and each other. Our alternative investment guidelines also provide that Max Re Diversified may be invested in Merger Arbitrage.

Our alternative investments are invested in accordance with our investment guidelines, which may be amended from time to time by our board of directors. Our investment guidelines currently mandate, among other things, that:

•	funds must be invested in a minimum of five distinct alternative investment strategies;

•	no single investment strategy may represent more than 25% of the book value of our alternative investment portfolio, with further concentration limits imposed on certain strategies;

•	investments with less than quarterly liquidity may not exceed 15% of our alternative investment portfolio; and

•	investments in any single underlying fund may not be made if it would cause the single underlying fund to exceed 5% of the value of our alternative investment portfolio.

Under the terms of our customer agreement and trading authorization contract with Alstra, Alstra may make discretionary investment determinations so long as those determinations comply with our alternative investment guidelines and are in underlying funds approved by the finance and investment committee of the board of directors. Moore Capital did not receive fees as the fund of funds advisor for Max Re Diversified from our inception through December 31, 2002. However, effective January 1, 2003, Max Re Diversified began paying to Moore Capital a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of the funds in which Max Re Diversified had invested and that were not managed directly by Moore Capital or any of its affiliates. As a result of the assignment from Moore Capital to Alstra discussed above, we now pay these fees directly to Alstra. As of December 31, 2004, approximately $44.5 million, or 4.2%, of Max Re Diversified’s investments were in alternative investment funds not managed directly by Moore Capital or its affiliates.

Alternative Investment Strategies. The following is a summary of the underlying strategies of funds in which we may invest our alternative investments:

Commodities Trading. Commodities trading advisors seek to make returns by trading futures, options and other securities in the over-the-counter market and on the regulated commodities exchanges.

Convertible Arbitrage. This strategy typically entails the simultaneous purchase of a convertible bond and a short sale of the underlying common stock, which results in an offsetting hedged position. This strategy generates returns from equity market volatility in either up or down directions. Income is also earned from the coupon interest payment on the convertible bond and from the short sale rebate, which is effectively interest paid on balances generated from the short sale of the underlying common stock. The principal risk of this strategy is a decline in the price of the convertible bond due to interest rate movements or credit quality changes that are not offset by an increase in the value of the corresponding common stock short position.

Distressed Securities Investing. Funds that pursue a distressed investing strategy purchase securities of companies experiencing financial distress. Typically, these companies are engaged in out-of-court debt restructurings or bankruptcy proceedings.

Diversified Arbitrage. This strategy typically entails simultaneously pursuing a variety of market-neutral strategies such as convertible arbitrage and event-driven arbitrage. By combining multiple skill sets within the same fund, these managers are able to allocate resources from one market neutral strategy to another in an effort to focus opportunistically on the strategies that are perceived as offering the greatest potential for returns in any given environment.

Emerging Markets. Emerging market funds seek to generate returns by employing fundamental analysis of emerging market countries and investing in government and corporate securities of emerging market countries.

Event-Driven Arbitrage. This strategy typically entails the purchase of securities of a company involved in a significant corporate event. Event-driven arbitrage funds will typically employ merger arbitrage techniques along with additional arbitrage techniques for companies that are spinning off divisions, going through reorganizations or undergoing other significant corporate events.

Fixed Income Arbitrage. Fixed income arbitrage funds seek to make returns by arbitraging fixed income securities. Principal trading activities include making arbitrage trades based on aberrations in the yield curve, credit spreads or between sectors in the fixed maturity market, such as between mortgage backed securities and asset backed securities.

Global Macro. Funds that pursue a global macro strategy typically participate in directional trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions. A global macro fund will typically buy or sell securities such as Treasury bills and government notes and bonds, corporate bonds, foreign currencies and common stocks of individual companies or futures contracts on stock indices such as the S&P 500 Index®. A global macro fund typically purchases both securities, such as common stock or government bonds, as well as derivatives of these securities, including futures, forward contracts and options. The principal risk of this strategy is that funds pursuing the strategy may incorrectly predict macroeconomic trends.

Long/Short Credit. Funds that pursue a long/short credit strategy seek opportunities to invest primarily in high grade, high yield and distressed fixed maturities based on the identification of imbalance in valuation and capital allocation across credit ratings, industry sectors and geographic regions.

Long/Short Equities. Funds that pursue a long/short strategy typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. The strategy attempts to create investment returns through superior stock selection based upon fundamental analysis rather than creating returns based simply upon an upward price direction of the overall stock market. While this strategy can profit from either positive or negative price trends in the overall stock market, investment managers of long/short equity funds generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. Funds that pursue this strategy generally purchase and sell common stock of publicly-traded companies.

Merger Arbitrage. This strategy typically entails the simultaneous purchase of common stock of a company being acquired or merged and a short sale of the common stock of the acquiring company.

Opportunistic Investing. Our principal opportunistic investment focuses on investing in distressed loan portfolios in Japan. These loans tend to be collateralized by real estate and are typically purchased for a small fraction of the original loan amount. This strategy involves analysis of the value of the real estate collateral underlying each loan. The fund then attempts to reach an agreement with the debtor under each of the individual loans to satisfy the indebtedness for an amount greater than the purchase price of the loan. Securities purchased pursuant to this strategy are normally private debt obligations for which there is no public market.

In addition to Max Re Diversified’s investments in alternative investment funds, Max Re has made private equity investments in two reinsurance companies: Grand Central Re and DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer.

Alternative Investment Portfolio. As of December 31, 2004 and 2003, our alternative investment portfolio was allocated as follows:

	As of December 31,
	2004		2003
	Fair Value	Percentage of Total Alternative Investment Portfolio	Fair Value	Percentage of Total Alternative Investment Portfolio
	(in thousands)		(in thousands)
Commodities trading	$55,946	5.0%	$52,576	6.3%
Convertible arbitrage	90,275	8.1	88,065	10.6
Distressed securities investing	154,196	13.8	132,276	15.9
Diversified arbitrage	170,409	15.2	117,728	14.2
Emerging markets	68,584	6.1	58,358	7.0
Event driven arbitrage	94,554	8.4	47,414	5.7
Fixed income arbitrage	86,175	7.7	65,091	7.8
Global macro	139,110	12.4	112,717	13.6
Long/short credit	70,797	6.3	—	—
Long/short equity	99,084	8.9	71,657	8.6
Opportunistic investing	24,221	2.2	9,407	1.1

Total Max Re Diversified	1,053,351	94.1	755,289	90.8

Reinsurance private equity	65,678	5.9	76,070	9.2

Total alternative investment portfolio	$1,119,028	100.0%	$831,359	100.0%

Alternative Investment Portfolio Liquidity. We are able to liquidate our alternative investments held through Max Re Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which our alternative investments are invested require 30 days notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with our investment guidelines, a minimum of 85% of our alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2004, the liquidity profile of our alternative investments held through Max Re Diversified was as follows:

Monthly	29.2%
Quarterly	66.1%
Other	4.7%

Once a notice of withdrawal is given, we are subject to periods extending up to 60 days before the cash proceeds must be returned by an investment fund. Although we believe that our fixed maturities investments provide sufficient liquidity to satisfy the claims of our insureds and ceding clients, in the event that we were required to access assets invested in the alternative investments, our ability to do so may be impaired by these liquidity constraints.

Additional information about the alternative investments can be found in Notes 2 and 3 to our audited consolidated financial statements included herein.

Competition

The reinsurance and insurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate with the risk we are assuming and in accordance with our underwriting guidelines;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with reinsurance and insurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and administrative activities; and

•	experience in the particular line of insurance or reinsurance to be underwritten.

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd, all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as AXIS Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. entered many of our markets following the improvement in pricing and contract terms for property and casualty business primarily as a result of the September 11, 2001 terrorist attacks.

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. Max Re is currently rated “A- (excellent)” by A.M. Best Company and “A (strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of Max Re’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors.

Administration

We provide most of our own management and administrative services and establish and administer our loss reserves and policy benefits. Our underwriters, financial staff, chief risk officer and actuaries assist our claims personnel in performing traditional claims tasks such as monitoring claims and reserving. We also engage third parties to administer certain reinsurance claims. In addition, when we write highly specialized business we from time to time hire third-party claims specialists to assist in evaluating loss exposure and establishing reserving practices and other claims-paying procedures. We self-manage and administer the claims activity associated with our insurance operations and utilize both internal resources and external experts in the reserving and settlement of insurance claims.

In connection with the administration of the losses and benefit payments of our clients’ primary insureds that are covered on certain reinsurance transactions, our company, together with the client, will select an independent third-party claims administrator. We and our client then enter into a contract with the third-party administrator that will typically contain a provision requiring a significant amount of advance notice in order to terminate the contract. We are responsible for the benefit payment expense charged by the third party administrator.

Regulation

Bermuda

The Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act, regulates the reinsurance and insurance business of Max Re and the reinsurance management business of Max Re Managers. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Max Re and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of Bermuda reinsurance and insurance companies. Max Re is required to prepare annual statutory financial statements, file an annual statutory financial return and have the statutory reserves actuarially certified. In addition, Max Re Capital, Max Re, Max Re Managers and Max Re Diversified are each required to comply with the provisions of the Companies Act 1981 of Bermuda, which we refer to as the Bermuda Companies Act, regulating the payment of dividends and making distributions from contributed surplus.

Ireland

Our Irish operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the Irish Financial Services Regulatory Authority, or IFSRA, under the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972 and directions issued under regulations and guidelines issued by IFSRA.

Max Insurance Europe is required to maintain statutory reserves in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules, and statutory reserves must be actuarially certified annually.

United States and Other Jurisdictions

We are not currently licensed or admitted as an insurer in any jurisdiction except Bermuda and Ireland. The insurance laws of each state in the United States and of many other jurisdictions regulate the sale of reinsurance and insurance within their jurisdiction by insurers, such as Max Re, which are not licensed or admitted to do business within such jurisdictions. We conduct our business through our Bermuda and Dublin, Ireland offices and do not intend to conduct any activities that may constitute the transaction of the business of insurance in any jurisdiction in which we are not licensed or otherwise authorized to engage in such activities.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Max Re is not licensed, accredited or approved in any jurisdiction other than Bermuda and Ireland, in certain instances our reinsurance customers require us to obtain a letter of credit or enter into other security arrangements.

Employees

As of December 31, 2004, we had 66 employees.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual General Meeting of Shareholders are made available, free of charge, on our web site, http://www.maxre.bm, as soon as reasonably practicable after such reports have been filed with or furnished to the United States Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics is available on our web site.

ITEM 2.	PROPERTIES

We lease office space in Hamilton, Bermuda and Dublin, Ireland, the locations in which we operate. We lease office space on a long-term basis, which we believe will be adequate for anticipated future operations. The property and casualty and life and annuity segments use both locations, although the life and annuity segment primarily works from our Bermuda office.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiry. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any litigation or arbitration that is likely to have a material adverse effect on our business or operations, and we are unaware of any governmental inquiries being contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(A) Market Information

Our common shares began trading on the Nasdaq National Market under the symbol MXRE on August 14, 2001. Prior to that time, there was no trading market for Max Re Capital common shares. The following table sets forth for the periods indicated the high and low closing sale price of our common shares on the Nasdaq National Market.

	2004		2003
	High	Low	High	Low
First Quarter	$24.15	$21.60	$13.15	$9.96
Second Quarter	$23.31	$18.49	$15.70	$12.58
Third Quarter	$20.00	$17.58	$17.60	$14.45
Fourth Quarter	$21.31	$18.20	$22.50	$16.99

Our common shares began trading on the Bermuda Stock Exchange (“BSX”) under the symbol MXRE BH on December 17, 2001. The last day a closing price was reported by the BSX was $15.50 on December 18, 2001.

(B) Holders

As of January 31, 2005, the number of holders of record of our common shares was approximately 126.

(C) Dividends

We have paid a quarterly cash dividend of $0.03 ($0.12 annually) per common share since the fourth quarter of 2003. From the fourth quarter of 2001 through the third quarter of 2003 we paid a quarterly cash dividend of $0.02 per common share ($0.08 annually). Prior to that time, we had not declared or paid any dividends on our common shares. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Max Re Capital’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. Max Re is subject to Bermuda regulatory constraints that affect its ability to pay dividends to Max Re Capital. Under the Bermuda Insurance Act, Max Re must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. In addition, as a long-term insurer Max Re must maintain long-term business assets of a value of at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends unless the value of its long-term business assets exceeds the amount of its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least $250,000. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

Under the Bermuda Companies Act 1981, each of Max Re Capital, Max Re, Max Re Managers and Max Re Diversified may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due. Under the Irish Insurance Acts and regulations, each of Max Europe Holdings, Max Re Europe and Max Insurance Europe may only declare a dividend if, among other matters, such payment would not reduce its statutory surplus below the required minimum. Accordingly, we cannot assure shareholders that we will declare or pay dividends in the future. In addition, each of Max Re’s three letter of credit facilities prohibits Max Re from paying dividends at any time that it is in default under the respective facility, which will occur if Max Re Capital’s shareholders’ equity or Max Re’s shareholders’ equity is less than a specified amount as well as in certain other circumstances.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 about Max Re Capital’s common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans, including the Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,119,171	(1)	$15.30	1,344,921	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,119,171	(1)	$15.30	1,344,921	(2)

(1)	Includes 2,168,979 common shares issuable upon the exercise of options that were outstanding under the Incentive Plan as of December 31, 2004. The Incentive Plan was approved by the shareholders of Max Re Capital at the Annual General Meeting of Shareholders in 2000 and an amendment to the Incentive Plan was approved by shareholders at the Annual General Meeting of Shareholders in 2002. Also includes 1,950,192 common shares issuable upon the exercise of warrants granted in 1999, 2000 and 2001 to the Named Executive Officers and certain other employees pursuant to their respective employment agreements. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.
(2)	Represents the difference between the number of securities issuable under the Incentive Plan 5,000,000 and the number of securities issued under the Incentive Plan as of December 31, 2004, 3,578,579, which consist of options to acquire 2,168,979 common shares (net of exercises of 57,500 and forfeitures of 19,000) as well as 1,409,600 restricted shares.

(E) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(October 1, 2004 to October 31, 2004)(1)	—	—	—	$20.2 million
(November 1, 2004 to November 30, 2004)	96,600	$18.45	96,600	$18.4 million
(December 1, 2004 to December 31, 2004)	—	—	—	$18.4 million

Total	96,600	$18.45	96,600	$18.4 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $50 million of common shares by resolutions of our board of directors adopted on September 27, 2001 and July 26, 2002. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $18.4 million as of January 31, 2004. The repurchase program has no set expiration or termination date.

ITEM 6.	SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,043.6	$1,009.8	$647.4	$710.6	$409.7
Net premiums earned	917.8	727.2	388.0	500.9	401.4
Net investment income	82.8	60.1	64.4	43.9	38.9
Net gains on alternative investments	81.6	124.0	32.1	29.8	9.6
Income (loss) before minority interest	133.7	130.9	(7.1)	2.6	11.3
Fixed maturities and cash	2,395.2	1,805.9	1,371.7	982.4	507.3
Alternative investments	1,119.0	831.4	653.2	627.8	347.1
Total assets	4,367.4	3,495.6	2,643.4	2,048.6	935.5
Shareholders’ equity (1)	937.0	805.2	710.7	699.7	514.6
Book value per share (1)	20.45	17.82	15.75	14.92	14.70
Diluted earnings (loss) per share	2.75	2.84	(0.15)	0.06	0.35
Cash dividends per share	0.12	0.09	0.08	0.02	0.00
Return on average combined equity	15.4%	17.3%	(1.0)%	0.4%	2.7%

(1)	Formerly shown as combined shareholders’ equity (shareholders’ equity and minority interest) and combined book value per share. On July 30, 2003, the holders of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003 and for the year ended December 31, 2003 compared to the year ended December 31, 2002, and also a discussion of our financial condition as of December 31, 2004. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this annual report.

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. In the past three years, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, in 2004, we observed premium rates, terms and conditions stabilizing as competition increased in most property and casualty lines of business. With respect to the types of life and annuity contracts we offer, we are beginning to see more opportunities in the market, but remain cautious about whether these opportunities will result in additional business for us in the near term. However, we did execute two life and annuity reinsurance transactions during the year ended December 31, 2004. Despite the increased property and casualty competition and increased life and annuity opportunities, we anticipate continuing greater demand for our property and casualty products than for our life and annuity products during the year 2005.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at December 31, 2004, the allocation of invested assets was approximately 68.2% in cash and fixed maturities and 31.8% in alternative investments.

Our principal operating subsidiary is Max Re. At December 31, 2004, Max Re had $915.3 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

The Company continued to perform well in the year ended December 31, 2004. Our overall property and casualty underwriting results improved to produce a 93.2% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 99.8% in the year ended December 31, 2003. This reflects the realization of the benefits associated with our shift in property and casualty product mix toward traditional reinsurance and insurance business over the past two years and achievement of expected loss results. In addition, our alternative investments produced strong results in the three months ended December 31, 2004 enabling the annual return for these investments to reach 8.23%, slightly ahead of our annual target return of 8%. We faced some challenges in 2004, including losses associated with catastrophes in the three months ended September 30, 2004 and a difficult investment environment for alternative assets in the six months ended September 30, 2004. A combination of good returns from our increasingly diversified underwriting portfolio and alternative investment portfolio allowed the Company to produce record net income of $133.7 million and a solid return on average equity of 15.35%.

We continued to actively pursue property and casualty traditional reinsurance and insurance opportunities during the year ended December 31, 2004. Overall we produced a 3.3% increase in gross premiums written during the year ended December 31, 2004 compared to the year ended December 31, 2003. Gross premiums written for the traditional reinsurance and traditional insurance product lines increased by 20.9% to $582.6 million for the year ended December 31, 2004 compared to $481.8 million for the year ended December 31, 2003. Although overall production of gross premiums written increased, gross premiums written in our alternative risk transfer product line decreased 40.7%, principally due to the non-renewal of one large alternative risk transfer contract that accounted for $110.0 million of gross premiums written in the year ended December 31, 2003 and the termination of an accident and health alternative risk transfer contract during its term, which resulted in us writing $50.0 million less premium in the current year compared to the same period in 2003. In addition, we placed greater emphasis on selling traditional products during the year ended December 31, 2004, which resulted in lower alternative risk transfer premium volume. Conditions in the life and annuity market improved and we closed two life and annuity reinsurance transactions during the year ended December 31, 2004, resulting in gross written premium of $212.3 million compared to $108.3 million during the same period in 2003.

Our current emphasis on traditional reinsurance underwriting, coupled with two years of insurance operations, has expanded our professional liability and general liability underwriting volume. We intend to continue to diversify our property and casualty underwriting business by writing business with a greater number of clients and by varying the underlying exposures assumed. As part of this effort, we recently hired an experienced underwriting professional to oversee a newly formed property group within our insurance and reinsurance operations. Consequently, we believe our underwriting portfolio is, and will be for the foreseeable future, more diversified than in previous years.

There is a potential for increased volatility in our underwriting results arising from the increase in our traditional reinsurance and traditional insurance business. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures, establishing contractual liability caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we will be able to manage this risk effectively. In support of our belief, we note that, since we commenced operations in 2000, we have incurred small losses, relative to companies of comparable size, from the World Trade Center disaster, United States corporate scandals and the four third quarter 2004 hurricanes that came ashore in Florida.

The increased premium volume in traditional reinsurance and traditional insurance resulted in improved underwriting performance in 2004 due to the lower loss ratios incurred on these products. Our traditional reinsurance and traditional insurance products generated lower combined ratios than our alternative risk transfer products. Consequently, our property and casualty combined ratio improved to 93.2% for the year ended December 31, 2004, compared to 99.8% for the year ended December 31, 2003.

Losses, benefits and experience refunds represented our largest expense and accounted for 61.8% of total liabilities at December 31, 2004. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to support management’s estimates. Overall, we did not have any significant adjustment to reserves relating to prior periods during the year ended December 31, 2004. An analysis of property and casualty loss development may be found in Note 4 to our audited consolidated financial statements attached hereto.

The New York State Attorney General filed suit against an insurance broker alleging illegal conduct including the manipulation of the insurance market. In addition, other regulatory authorities have also launched investigations. We are not a party to any of the litigation and have not received any subpoena or information requests. We have reviewed the allegations contained in the filed complaint and have conducted an internal review of our business arrangements. We have discovered no evidence that we were involved in the type of conduct that is the subject of the complaint. It is not possible to predict the ultimate effect of the current litigation or its impact on the reinsurance industry and our business.

We have entered into a limited number of Placement Service Agreements (PSAs) with insurance brokers. The fees incurred under these PSAs are accounted for as acquisition costs. We terminated our PSAs with effect from September 30, 2004. We do not believe that the termination of our PSAs will have a material adverse effect on our business or financial condition.

Our investments during the year ended December 31, 2004 produced a total return of 5.63% compared to 7.74% for the year ended December 31, 2003. The cash and fixed maturities portfolio produced a total return of 4.22% during the year ended December 31, 2004 compared to 3.26% for the year ended December 31, 2003.

During the year ended December 31, 2004, our alternative investments generated a 8.23% rate of return compared to a 16.57% rate of return for the same period in 2003. The Max Re Diversified portfolio has performed at a level consistent with our annual targeted return, which is based on our expectations of long term average return. The return of the alternative investment portfolio was negatively impacted by our private equity reinsurance investments that have produced negative returns for the year largely due to our investment in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”), which experienced losses from hurricanes Charley, Frances, Ivan and Jeanne.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the year ended December 31, 2004, we generated $598 million of cash from operations and invested $557 million in fixed maturities. We expect to continue to generate positive operating cash flow during 2005 through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance business. Additionally, we recognize returns from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Premiums are earned over the terms of the underlying contracts. Each of our reinsurance contracts contains unique pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize the realized capital gains or losses on our fixed maturities investments at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions and the underlying operating results of our private equity reinsurance investments.

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

Interest expense principally reflects the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is recorded on the funds withheld balances based on various contractual and negotiated rates. The interest expense attributable to the funds withheld under a variable quota share retrocession agreement with Grand Central Re, our largest funds withheld balance, is based on the average of two total return interest rate indices. A charge or credit may be recorded in interest expense on this contract in any given period. As a result, interest expense is expected to vary from period to period with a corresponding entry to funds withheld. Interest expense on the remaining balance of funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary due only to changes in the balance of funds withheld. In addition, interest expense also includes interest on deposit contracts and interest on the bank loan at a rate based on LIBOR plus a spread.

General and administrative expenses are principally employee salaries and related personnel costs, office rent, amortization of leasehold improvements and other operating costs. These costs are primarily fixed in nature and do not vary with the amount of premiums written.

Critical Accounting Policies:

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We believe that the following accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We follow SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments,” and SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” in determining the accounting for our reinsurance and insurance products. Assessing whether or not the contracts we write meet the conditions for risk transfer requires judgment. The determination of risk transfer is fundamental to our determination of gross premiums written and is based, in part, on the use of actuarial and pricing models and assumptions.

Property and casualty insurance revenue recognition

Our property and casualty insurance premiums are recorded at the inception of each contract, based upon contract terms. The amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium as data regarding the underlying exposure is provided to us by our insureds. Premiums are earned on a pro rata basis over the coverage period.

We also accrue for reinstatement and additional premiums resulting from losses. Such accruals are based upon contractual terms, and the only element of management judgment involved is with respect to the amount of losses. Reinstatement and additional premiums are recognized at the time we receive and book loss notifications. Reinstatement premiums are the premiums for the restoration of the insurance limit of a contract to its full amount after a loss occurrence by the insured. Additional premiums are premiums based on loss experience during the policy term or coverage period.

Property and casualty reinsurance revenue recognition

Our property and casualty reinsurance premiums are recorded at the inception of each contract, based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium as data regarding the underlying exposure is provided to us by our ceding clients. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception by the ceding client. We generally account for such premiums using the client’s initial estimates, and then adjust them as advised by our ceding clients. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates can be greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period.

We also accrue for reinstatement and additional premiums resulting from losses. Such accruals are based upon contractual terms, and the only element of management judgment involved is with respect to the amount of losses. Reinstatement and additional premiums are recognized at the time we re-estimate losses. Reinstatement premiums are the premiums for the restoration of the reinsurance limit of a contract to its full amount after a loss occurrence by the reinsured. Additional premiums are premiums based on loss experience during the policy term or coverage period.

Life and annuity reinsurance premium

Our life and annuity reinsurance premiums are recorded at the inception of the contract based on actual premiums received and are fully earned at that time. We may periodically receive additional premiums which are recorded and earned when received. Additional premium receipts are generally small.

Premiums receivable

For quota share or proportional contracts we are entitled to receive premium as the ceding client collects the premium under contractual reporting and payment terms, which are usually quarterly. Premiums are usually collected over a two year period on our quota share or proportional contracts. For excess of loss contracts, premium is generally paid in contractually stipulated installments with payment terms ranging from payment at the inception of the contract to four quarterly payments. As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premium receivable asset on our balance sheet. We actively monitor our premium receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process we consider the credit quality of our cedants and monitor premium receipts versus expectations. We also seek to include a right of offset in the contract terms. We have not written off any premiums receivable since our inception, and no premiums receivables are significantly beyond their due dates or in dispute.

Losses, benefits and experience refunds

Under GAAP, we are not permitted to establish loss reserves until the occurrence of an event that may give rise to a loss. Once such an event occurs, we establish reserves based upon loss reports from insureds and estimates of total losses incurred by the ceding client as a result of the event and our estimate of the portion of such loss we cover. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses.

Setting appropriate reserves for losses, benefits and experience refunds is an inherently uncertain process. Losses, benefits and experience refunds reserves represent estimates, at a given point in time, of the ultimate settlement costs of losses incurred (including IBNR losses, which are losses that have been incurred but not yet reported to us). Our IBNR reserves are largely comprised of casualty exposures and therefore these claims are subject to a higher degree of estimation volatility as a result of changes in the legal environment, jury awards, medical cost trends and general cost inflation. We regularly review and update these estimates using the most current information available and employing various actuarial methods. The ultimate liability for a loss is likely to differ from the original estimate due to the factors discussed above. Whenever we determine that an existing reserve for losses, benefits and experience refunds needs adjustment, we are required to record a change in estimate, increasing or decreasing the reserve with a corresponding reduction or increase, which could be material, in our operating results in the period in which the deficiency or redundancy is identified. Adjustments resulting from changes in our estimates are recorded in the period such adjustments are determined. The establishment of reserves, or the adjustment of reserves for reported losses, could result in significant upward or downward changes to our financial condition or results of our operations in the period such amounts are reported.

Our reinsurance and insurance reserves are actuarial projections as of the balance sheet date of the ultimate unpaid losses and benefits associated with its reinsurance and insurance contracts. Considerable judgment is required in the evaluation of losses and benefits and the establishment of liabilities for losses and benefits. We employ a variety of actuarial loss reserving techniques and several models to assist in the setting and reviewing of reserves. The actuarial loss reserves techniques and models employed include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. The actuarial loss reserves techniques and models employed are principally based on paid and incurred loss development methods. Further, we retain an independent actuarial firm to review annually the adequacy of the reserves as determined by management. Additional information regarding losses, benefits and experience refund amounts incurred will be revealed over time and the estimates of such amounts may need to be revised, resulting in gains and losses in the periods determined.

Investments

Our investments are carried at fair value or amounts that approximate fair value. Fair value for our investments in fixed maturities is generally based on quoted market prices or pricing models. At December 31, 2004, the valuation of approximately 96% of our fixed maturities investments was based on quoted market prices. Fair value for our alternative investments is generally based on the net asset value reported by the respective investment fund managers or, for our reinsurance equity investments, based on the carried amount under the equity method of accounting. The investment fund managers generally carry their trading positions and investments at fair value. We rely on the financial reports from these entities for recording the net gains on alternative investments in our statement of income.

Investments in unquoted equities, where we have a meaningful ownership position and significant influence over operating and financial policies of the investee, are carried under the equity method of accounting. Under this method, we initially record the investments at cost and periodically adjust the carrying values to recognize our proportionate share of income or loss and dividends from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by our investments carried under the equity method of accounting could result in losses.

See Note 2 to our audited consolidated financial statements included herein for our significant accounting policies.

Results of Operations

We operate in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment. Within the property and casualty segment, we offer three products: traditional reinsurance, alternative risk transfer reinsurance and insurance and traditional insurance. We differentiate our property and casualty products in several ways, including the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contracts, with our alternative risk transfer products having lower aggregate loss cap and occurrences limits, relative to the premium received, compared to our traditional products. Within the life and annuity segment, we currently offer reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. We also have a corporate segment that includes our investment and financing functions. We do not allocate assets by segment and accordingly, we evaluate performance of underwriting operations without the allocation of investment income.

Results of Underwriting Operations

Property and Casualty Traditional Reinsurance Products

	2004	% change	2003	% change	2002
	In millions of US Dollars
Gross premiums written	$334.6	5.0%	$318.6	131.0%	$137.9
Reinsurance premiums ceded	(20.8)	18.9%	(17.5)	n/a	—

Net premiums written	313.8	4.2%	301.1	118.4%	137.9

Net premiums earned(a)	273.0	39.3%	196.0	403.9%	38.9

Losses and experience refunds(b)	174.2	39.0%	125.3	344.3%	28.2
Acquisition costs	51.3	24.2%	41.3	348.9%	9.2
General and administrative expenses	5.0	56.3%	3.2	128.6%	1.4

Total losses and expenses(c)	230.5	35.8%	169.8	337.6%	38.8

Net underwriting income	42.5	62.2%	26.2	n/a	0.1

Loss ratio(b)/(a)	63.8%		63.9%		72.4%
Combined ratio(c)/(a)	84.4%		86.6%		99.7%

The loss ratio (“loss ratio”) is calculated by dividing losses, benefits and experience refunds (shown as (b)) by net premium earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for traditional reinsurance products for the year ended December 31, 2004 were $334.6 million compared to $318.6 million for the year ended December 31, 2003, an increase of 5.0%. This increase included $37.3 million of decreases in premium estimates relating to contracts written in prior periods. The premium estimate changes resulted principally from changes in two ceding clients’ operations due to a rating agency downgrade in one instance and the loss of key members of the client’s underwriting team in the second instance, with both items leading to lower premium production for the ceding clients. Gross premiums written for the traditional reinsurance products for the year ended December 31, 2003 were $318.6 million compared to $137.9 million for the year ended December 31, 2002, an increase of 131.0%. This increase includes $6.1 million of increases in premium estimates relating to contracts written in prior periods. Our first full year of offering traditional reinsurance products was 2003 and reflected our shift in product mix away from alternative risk transfer products. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed.

Reinsurance premiums ceded. Reinsurance premiums ceded for traditional reinsurance products for the year ended December 31, 2004 were $20.8 million compared to $17.5 million for the year ended December 31, 2003, an increase of 18.9%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with traditional reinsurance and to manage the exposure retained by us on certain transactions. Prior to the year ended December 31, 2003, we did not cede any premiums related to traditional reinsurance as the product line was relatively new and we had not written a sufficient volume of premium to warrant a reinsurance program.

Net premiums earned. Net premiums earned for traditional reinsurance products increased by 39.3% to $273.0 million for the year ended December 31, 2004. The increase is attributed to the expansion of our traditional reinsurance product line over the last two years and reflects the earning pattern of an increasingly mature book of property and casualty contracts. Net premiums earned for traditional reinsurance products for the year ended December 31, 2003 were $196.0 million, an increase of 403.9% over the same period in 2002. We commenced writing traditional reinsurance business in the latter half of 2002.

Losses and experience refunds. Losses and experience refunds relating to the traditional reinsurance product line were $174.2 million for the year ended December 31, 2004 compared to $125.3 million for the year ended December 31, 2003, an increase of 39.0%, which is comparable to the increase in our premiums earned for this product line. The loss ratio for our traditional reinsurance product line for the year ended December 31, 2004 was 63.8% compared to 63.9% for the year ended December 31, 2003. There has been a shift in the type of business written from aviation business, which produced a lower loss ratio in past periods, to casualty products, which typically have higher loss ratios. However the effect of this shift was offset by the final settlement of loss reserves incurred in prior periods for amounts lower than previously reserved. During the year ended December 31, 2004, incurred losses relating to prior year traditional reinsurance contracts decreased by $11.2 million, largely as a result of the final settlement of certain loss reserves incurred in prior periods through commutation agreements with clients.

Losses and experience refunds relating to the traditional reinsurance product line increased 344.3% from $28.2 million for the year ended December 31, 2002 to $125.3 million for the year ended December 31, 2003. The increase is less than the 403.9% increase in earned premiums for the same period and reflects the increase in aviation premium earned and low losses incurred during the year ended December 31, 2003, which resulted in a loss ratio of 63.9% for the year ended December 31, 2003 compared to a loss ratio of 72.4% for 2002. During the year ended December 31, 2003, incurred losses relating to prior year traditional reinsurance contracts increased $1.2 million as a result of increases in estimated premium written on traditional reinsurance contracts written in the prior year.

Acquisition costs. Acquisition costs were $51.3 million for the year ended December 31, 2004 compared to $41.3 million for the year ended December 31, 2003, an increase of 24.2%. The increase in acquisition costs is less than the 39.3% increase in premiums earned for the year ended December 31, 2004 due to lower average acquisition costs on premiums earned. Acquisition costs during each of the years ended December 31, 2004 and 2003 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing traditional reinsurance business. Acquisition costs are customarily associated with the type of premium that we write. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of our reinsurance products. Acquisition costs for the year ended December 31, 2003 were $41.3 million, an increase of 348.9% over the same period in 2002, principally the result of increased operations in 2003 compared to the prior year.

General and administrative expenses. General and administrative expenses were $5.0 million for the year ended December 31, 2004 compared to $3.2 million for the year ended December 31, 2003, an increase of 56.3%. The increase resulted principally from expenses associated with the continued expansion of our traditional reinsurance staff. The general and administrative expense to net premiums earned ratio was 1.8% for the year ended December 31, 2004 compared to 1.6% for the year ended December 31, 2003. General and administrative expenses were $1.4 million for the year ended December 31, 2002 resulting in a general and administrative expense to net premiums earned ratio of 3.6%, higher than 2003 and 2004 due principally to personnel costs.

Net underwriting income. Net underwriting income attributable to traditional reinsurance products for the year ended December 31, 2004 was $42.5 million compared to $26.2 million for the year ended December 31, 2003. The results for the year ended December 31, 2004 were principally attributable to increased traditional reinsurance premiums earned at an improved combined ratio. Net underwriting income attributable to traditional reinsurance products for the year ended December 31, 2002 was $0.1 million.

Property and Casualty Alternative Risk Transfer Products

	2004	% change	2003	% change	2002
	In millions of US Dollars
Gross premium written	$248.7	(40.7)%	$419.7	(15.2)%	$494.8
Reinsurance premiums ceded	(26.8)	(54.1)%	(58.4)	11.2%	(52.5)

Net premiums written	221.9	(38.6)%	361.3	18.3%	442.3

Net premiums earned(a)	309.2	(22.5)%	398.7	18.4%	336.7

Losses and experience refunds(b)	261.2	(17.7)%	317.4	11.4%	284.9
Acquisition costs	59.6	(42.3)%	103.3	16.5%	88.7
General and administrative expenses	7.1	14.5%	6.2	17.0%	5.3

Total losses and expenses(c)	327.9	(35.8)%	426.9	12.7%	378.9

Net underwriting income	(18.8)	13.8%	(21.8)	43.8%	(38.8)

Loss ratio(b)/(a)	84.5%		79.6%		84.6%
Combined ratio(c)/(a)	106.1%		105.4%		112.5%

Gross premiums written. Gross premiums written for alternative risk transfer products for the year ended December 31, 2004 were $248.7 million compared to $419.7 million for the year ended December 31, 2003, a decrease of 40.7%. The decrease is net of $2.3 million of increases in premium estimates relating to contracts written in prior periods and $9.0 million of additional premium received related to loss experience on a contract. The decline in premiums written reflects the non-renewal of one large whole account alternative risk transfer contract that accounted for $110.0 million in gross premium written in the year ended December 31, 2003. In addition, we terminated an accident and health alternative risk transfer contract during its term, which resulted in us writing $50.0 million less premium in the current year compared to the same period in 2003. This termination was consistent with our strategy of allocating our capital towards traditional reinsurance and insurance business, which we currently see as offering more compelling risk/return opportunities. We expect our alternative risk premium volume to decline further in 2005.

Gross premiums written for alternative risk transfer products for the year ended December 31, 2003 were $419.7 million compared to $494.8 million for the year ended December 31, 2002, a decrease of 15.2%. This decrease is net of $43.7 million of increases in premium estimates relating to contracts written in prior periods. The increase in premium estimate principally relates to additional premium volume written by one client on a whole account coverage, which was advised to the Company in 2003. Our first full year of offering traditional reinsurance products was 2003 and the decrease in alternative risk transfer premium is a reflection of our shift away from alternative risk transfer products.

Reinsurance premiums ceded. Reinsurance premiums ceded for alternative risk products for the year ended December 31, 2004 were $26.8 million compared to $58.4 million for the year ended December 31, 2003, a decrease of 54.1%. The majority of the premium ceded relates to our quota share and aggregate stop loss agreements with Grand Central Re. As a result of Grand Central Re not accepting any new business in 2004, there has been a decline in premiums ceded. The increase of premiums ceded in 2003 is the result of an amendment to the quota share percentage ceded to Grand Central Re in the 2003 year compared to the 2002 year.

Net premiums earned. Net premiums earned for alternative risk transfer products for the year ended December 31, 2004 were $309.2 million compared to $398.7 million for 2003, a decrease of 22.5%. The decrease is attributed to the decreased production of our alternative risk transfer insurance and reinsurance. Net alternative risk transfer premiums earned for the year ended December 31, 2003 were $398.7 million, an increase of 18.4% over the same period in 2002.

Losses and experience refunds. Losses and experience refunds relating to our alternative risk transfer products were $261.2 million for the year ended December 31, 2004 compared to $317.4 million for the year ended December 31, 2003, a decrease of 17.7%. The loss ratio for our alternative risk transfer products for the year ended December 31, 2004 was 84.5% compared to 79.6% for the year ended December 31, 2003. Loss ratios on the alternative risk transfer products can vary significantly from year to year due to the mix of the underlying risk and the size of the contracts. During the year ended December 31, 2004, incurred losses relating to prior year contracts were increased by $10.3 million, which resulted in $9.0 million in additional premium. Losses and experience refunds relating to the alternative risk transfer product line increased 11.4% from $284.9 million for the year ended December 31, 2002 to $317.4 million for the year ended December 31, 2003. During the year ended December 31, 2003, incurred losses relating to prior year contracts increased $2.7 million as a result of increases in estimated premium written on alternative risk contracts written in the prior year.

Acquisition costs. Acquisition costs were $59.6 million for the year ended December 31, 2004 compared to $103.3 million for the year ended December 31, 2003, a decrease of 42.3%. The decrease in acquisition costs is related to the 38.6% decrease in premiums earned for the year ended December 31, 2004. Acquisition costs during each of the years ended December 31, 2004 and 2003 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing alternative risk transfer business. Acquisition costs are customarily associated with the type of premium that we write. A significant component of deferred policy acquisition costs are ceding commissions paid to the buyer of our products. Acquisition costs for the year ended December 31, 2003 were $103.3 million, an increase of 16.5% over the same period in 2002.

General and administrative expenses. General and administrative expenses were $7.1 million for the year ended December 31, 2004 compared to $6.2 million for the year ended December 31, 2003, an increase of 14.5%. The increase resulted principally from an increase in personnel costs for those employees underwriting this product. The general and administrative expense to net premiums earned ratio was 2.3% for the year ended December 31, 2004 compared to 1.6% for the years ended December 31, 2003 and 2002.

Net underwriting income (loss) Net underwriting income (loss) attributable to the alternative risk transfer products for the year ended December 31, 2004 was $(18.8) million compared to $(21.8) million for the year ended December 31, 2003. The results for the year ended December 31, 2004 were principally attributable to the nature of the alternative risk transfer business we wrote.

Property and Casualty Traditional Insurance Products

	2004	% change	2003
	In millions of US Dollars
Gross premiums written	$248.1	52.0%	$163.2
Reinsurance premiums ceded	(114.2)	100.4%	(57.0)

Net premiums written	133.8	26.0%	106.2

Net premiums earned(a)	124.0	170.2%	45.9

Losses and experience refunds(b)	90.6	161.9%	34.6
Acquisition costs	2.5	(19.4)%	3.1
General and administrative expenses	6.8	38.8%	4.9

Total losses and expenses(c)	99.9	134.5%	42.6

Net underwriting income	24.1	630.3%	3.3

Loss ratio(b)/(a)	73.0%		75.4%
Combined ratio(c)/(a)	80.5%		92.8%

We commenced this product line in 2003

Gross premiums written. Gross premiums written for traditional insurance products for the year ended December 31, 2004 were $248.1 million compared to $163.2 million for the year ended December 31, 2003, an increase of 52.0%. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments. Our first full year of production for our traditional insurance team was 2004.

Reinsurance premiums ceded. Reinsurance premiums ceded for traditional insurance products for the year ended December 31, 2004 were $114.2 million compared to $57.0 million for the year ended December 31, 2003, an increase of 100.4%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure, and line sizes on our insurance products, which were put in place in the latter half of 2003.

Net premiums earned. Net premiums earned on our traditional insurance products increased by 170.2% to $124.0 million for the year ended December 31, 2004. The increase is attributed to our expansion of the traditional insurance product line over the past two years and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Losses and experience refunds. Losses and experience refunds relating to the traditional insurance product line were $90.6 million for the year ended December 31, 2004 compared to $34.6 million for the year ended December 31, 2003, an increase of 161.9%, which is consistent with the increase in our premiums earned for this product line. The loss ratio for our traditional reinsurance product line for the year ended December 31, 2004 was 73.0% compared to 75.4% in 2003. As our portfolio of insurance contracts matures and we receive more loss notices, we will continue to refine our estimated reserves. Our present reserves are based on client specific loss data and supplemented with industry loss data. During the year ended December 31, 2004, there were no incurred losses relating to prior year contracts.

Acquisition costs. Acquisition costs were $2.5 million for the year ended December 31, 2004 compared to $3.1 million for the year ended December 31, 2003, a decrease of 19.4%. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. The ratio of premiums ceded to premiums written has increased from the prior year as the reinsurance programs have been in place all of 2004 compared to less than six months in 2003 and as a result, net acquisition costs have decreased in the current year. Acquisition costs during each of the years ended December 31, 2004 and 2003 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business.

General and administrative expenses. General and administrative expenses were $6.8 million for the year ended December 31, 2004 compared to $4.9 million for the year ended December 31, 2003, an increase of 38.8%. The increase resulted principally from expenses associated with additional staff, including a property underwriting team. The general and administrative expense to net premiums earned ratio was 5.5% for the year ended December 31, 2004 compared to 10.7% for the year ended December 31, 2003. The decline in the ratio is principally due to the increase in premiums earned.

Net underwriting income. Net underwriting income attributable to the traditional insurance products for the year ended December 31, 2004 was $24.1 million compared to $3.3 million for the year ended December 31, 2003. The results for the year ended December 31, 2004 were principally attributable to increased traditional insurance premium earned as well as an improved combined ratio.

Life and Annuity Products

	2004	% change	2003	% change	2002
	In millions of US Dollars
Gross premiusm written	$212.3	96.0%	$108.3	636.7%	$14.7
Reinsurance premiums ceded	(0.7)	(96.8)%	(21.7)	886.4%	(2.2)

Net premiums written	211.6	144.3%	86.6	592.8%	12.5

Net premiums earned	211.6	144.3%	86.6	592.8%	12.5

Benefits and experience refunds	238.3	107.4%	114.9	139.9%	47.9
Acquisition costs	3.5	84.2%	1.9	n/a	(0.2)
General and administrative expenses	4.5	0.0%	4.5	(26.2)%	6.1

Total benefits and expenses	246.3	103.1%	121.3	125.5%	53.8

Net underwriting income(loss)	(34.7)	0.0%	(34.7)	(16.0)%	(41.3)

The nature of life and annuity transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits and experience refunds can be volatile and, accordingly, period to period comparisons are not representative of future trends.

Gross premiums written. Gross premiums written for life and annuity products for the year ended December 31, 2004 were $212.3 million compared to $108.3 million for the year ended December 31, 2003, an increase of 96.0%. We continue to pursue opportunities selectively to expand in this product line. As a result, we were able to write one large annuity contract as well as a small life transaction in 2004. This compares with two medium-sized life transactions written in 2003. In the year ended December 31, 2002 we wrote one health-related contract. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. Reinsurance premiums ceded for life and annuity products for the year ended December 31, 2004 were $0.7 million compared to $21.7 million for the year ended December 31, 2003. The life and annuity premium ceded relates to the quota share with Grand Central Re. Effective January 2004, Grand Central Re stopped accepting new business and, accordingly, there has been a decline in premium ceded in the current year with the $0.7 million relating to additional premiums ceded on contracts written in prior years.

Net premiums earned. Life and annuity business written in each respective year was fully earned in that year.

Benefits and experience refunds. Benefits and experience refunds relating to the life and annuity product line were $238.2 million for the year ended December 31, 2004 compared to $114.9 million for the year ended December 31, 2003, an increase of 107.3%. The increase was largely due to the recognition of losses associated with the premiums written and earned in the current year as well as loss accretion on benefit reserves. Benefits and experience refunds relating to the life and annuity product line increased 139.9% to $114.9 million for the year ended December 31, 2003 from $47.9 million for the year ended December 31, 2002. The increase was due to the recognition of losses associated with the premium written in the year ended December 31, 2003.

Acquisition costs. Acquisition costs were $3.5 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003, an increase of 84.2%. The increase in acquisition costs is related to the 144.3% increase in premiums earned for the year ended December 31, 2004. The type of life and annuity transactions written by the Company typically have small acquisition costs.

General and administrative expenses. General and administrative expenses were $4.5 million for the year ended December 31, 2004 compared to $4.5 million for the year ended December 31, 2003. General and administrative expenses have remained constant as a result of stable staffing levels.

Net underwriting income(loss). Net underwriting income (loss) attributable to the life and annuity product for the year ended December 31, 2004 was $(34.7) million compared to $(34.7) million for the year ended December 31, 2003. The results are driven by the accretion of the life and annuity reserves over time. Although we expect to incur underwriting losses in connection with our long term life and annuity contracts, we seek to achieve sufficient investment income from premiums received to allow benefit payments as they occur.

Corporate Activities

	2004	% change	2003	% change	2002
	In millions of US Dollars
Net investment income	$82.8	37.8%	$60.1	(6.7)%	$64.4

Net gains on alternative assets	81.6	(34.2)%	124.0	286.3%	32.1

Net realized gains(losses) on sale of fixed maturities	10.4	(46.1)%	19.3	257.4%	5.4

Other income	4.9	14.0%	4.3	53.6%	2.8

Interest expense	(33.6)	16.7%	(28.8)	24.7%	(23.1)

General and administrative expenses not included in underwriting results	(25.6)	21.3%	(21.1)	145.4%	(8.6)

Net income excluding underwriting results	120.5	(23.7)%	157.9	116.6%	72.9

Net income including underwriting results	133.7	2.1%	130.9	n/a	(7.1)

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2004 increased $22.7 million to $82.8 million compared to $60.1 million for the year ended December 31, 2003, an increase of 37.8%. The increase was principally attributable to the growth in the fixed maturities portfolio from $1,604.4 million to $2,156.0 million, resulting from cash flow from operations since December 31, 2003. The average investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2004 was 4.2% compared to an average yield of 3.8% for the year ended December 31, 2003.

Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2003 decreased $4.3 million to $60.1 compared to the year ended December 31, 2002. The decrease was principally attributable to a $13.4 million decline in the investment income earned from premiums and deposits withheld by clients during the year ended December 31, 2003. Funds withheld by clients declined significantly in the year principally due to the final settlement of certain contractual obligations through commutation. The average investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2003 was 3.8% compared to an average yield of 5.2% for the year ended December 31, 2002.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $81.6 million, including a loss of $8.1 million from our private equity reinsurance investments, for the year ended December 31, 2004 compared to $124.0 million, including a gain of $12.1 million from our private equity reinsurance investments, for the year ended December 31, 2003. Returns in the investment markets were closer to long-term historic averages in 2004, with the Standard & Poors 500 Index up 10.87% in 2004 compared to 28.67% in 2003. Interest rates and credit spreads were relatively stable for the full year 2004. These market conditions resulted in a return of 9.81% for our Max Re Diversified fund of funds in 2004 compared to a return of 16.67% in 2003. In addition, we had a (11.06%) return from our private equity reinsurance investments in 2004 compared to a return of 15.81% in 2003. The decrease was principally attributable to losses from hurricanes Charley, Frances, Ivan and Jeanne through our investment in Da Vinci.

Net gains on the alternative investment portfolio were $124.0 million, including a gain of $12.1 million from our private equity reinsurance investments, for the year ended December 31, 2003 compared to $32.1 million, including $8.4 million from our private equity reinsurance investments, for the year ended December 31, 2002. The net gains were in line with improvements in the overall investment markets. The Standard & Poors

500 Index rose 28.67% in 2003 after falling each of the three prior years. Credit spreads tightened dramatically in 2003 as the U.S. and worldwide economies improved and concerns over the 2002 corporate scandals subsided. Interest rates rose in 2003 as inflation concerns replaced deflation concerns.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains in the year ended December 31, 2004 of $10.4 million are the result of the sale of fixed maturities in order to realign the investment portfolio in relation to the early settlement of a contract through commutation. The realized gains in the year ended December 31, 2003 of $19.3 million are the result of hiring two additional fixed maturities managers and the resulting changes to the portfolio based on individual manager recommendations.

We own a portfolio of investment grade fixed maturity investments that are available for sale and, as a result, we record the investments at fair value in our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturity investments are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

Interest expense. Interest expense was $33.6 million for the year ended December 31, 2004 compared to $28.8 million for the year ended December 31, 2003, an increase of 16.7%. The increase resulted principally from interest expense on additional funds withheld from our reinsurers for the year ended December 31, 2004 compared to the same period in 2003. Interest expense in the year ended December 31, 2003 increased 24.7% over the interest expense in the year ended December 31, 2002. The increase resulted principally from interest expense on additional funds withheld from our reinsures, increased deposit liabilities and increased interest expense on the swap transaction accounted for as a bank loan resulting from a $50.0 million increase in the swap notional value.

General and administrative costs. The increase in general and administrative costs over the last three years resulted principally from expenses associated with the expansion of our corporate staff. Our total general and administrative expenses to net premiums earned ratio was 5.3% for the year ended December 31, 2004 compared to 5.5% for the years ended December 31, 2003 and December 31, 2002.

Net income (loss) including underwriting results. Net income for the year ended December 31, 2004 was $133.7 million compared to $120.6 million for the year ended December 31, 2003. The results for the year ended December 31, 2004 were principally attributable to increased underwriting income generated from our property and casualty business partially offset by lower income from our alternative investments compared to the year ended December 31, 2003. Net income for the year ended December 31, 2003 was significantly higher than the income for the year ended December 31, 2002 due to the increased income from our alternative investments and underwriting income generated from our property and casualty business.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $3,514.2 million at December 31, 2004 compared to $2,637.3 million at December 31, 2003, an increase of 33.2%. The increase in cash and invested assets resulted principally from $597.7 million in cash flows from operations generated in the year ended December 31, 2004, which is net of

$206.5 million of additional investments in alternative assets and the appreciation of the alternative investment portfolio of $81.6 million, partially offset by the decline in accumulated other comprehensive income of $3.6 million and dividends paid of $5.5 million.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $1,455.1 million at December 31, 2004 compared to $991.7 million at December 31, 2003, an increase of 46.7%. The increase in property and casualty losses and experience refunds was principally attributable to increased losses associated with risk assumed through increased premiums earned during the year ended December 31, 2004, partially offset by losses paid.

Life and annuity benefits and experience refunds. Life and annuity benefits and experience refunds totaled $666.1 million at December 31, 2004 compared to $480.1 million at December 31, 2003. The increase in the year ended December 31, 2004 was principally attributable to the two reinsurance transactions written and earned during the year ended December 31, 2004, partially offset by benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $388.1 million at December 31, 2004 compared to $273.7 million at December 31, 2003, an increase of 41.8%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 51.1% of our losses recoverable at December 31, 2004. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 101% of its loss recoverable obligations. In addition, at December 31, 2004, one other retrocessionaire accounted for 21.6% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 62% of its loss recoverable obligations. All remaining loss recoverables are from organizations rated “A- (Excellent)” or higher by A.M. Best Company.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $94.7 million at December 31, 2004 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. The swap termination date is February 2005 and we anticipate renewing the swap in a similar amount with terms largely unchanged from those obtained on the current facility.

Shareholders’ equity. Our shareholders’ equity increased to $937.0 million at December 31, 2004 from $805.2 million at December 31, 2003, an increase of 16.4%, principally reflecting income of $133.7 million for the year ended December 31, 2004. We repurchased 268,600 shares during the year at an average price of $18.05 per share for a total consideration of $4.8 million.

Liquidity. We generated $597.7 million of cash from operations during the year ended December 31, 2004 compared to $397.2 million for the year ended December 31, 2003, an increase of 50.5%, principally reflecting the expansion of our traditional reinsurance and traditional insurance operations, which generated increased gross premiums written during the year, combined with increased life and annuity reinsurance transactions written and earned during the year. The two principal factors related to our operating cash flow are premium collections and timing of loss payments. We write casualty business, which generally has a long claim-tail and it is expected that we will generate significant operating cash flow while we build a portfolio of reserves on our balance sheet. We believe that our reserves currently have an average duration of approximately four years and we expect to see increases in the amount of expected loss payments in future years with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued

positive cash flow. However, actual premiums written and collected and losses paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow. If required, our investments in fixed maturities and our alternative assets will be sold to provide cash in order to settle our liabilities.

The cash flows from operations are net of investments in and appreciation of alternative assets of $288.1 million during the year ended December 31, 2004 compared to $178.6 million during the year ended December 31, 2003. We used $6.6 million for financing activities, principally for the payment of dividends. The net cash generated from operating and financing activities was applied to our investing activities through the net purchase of $557.0 million of fixed maturity investments. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity.

While we tailor our fixed maturities portfolio to expected loss payments, increased loss amounts or settlement of losses earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our 5 years of operating history and have access to bank credit facilities and the debt capital markets. Nonetheless, it is possible that significant deviations in expected loss payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2004, Max Re, which is required to have approximately $335.0 million in statutory capital and surplus in order to pay dividends, had approximately $850.0 million in statutory capital and surplus.

Capital resources. At December 31, 2004, our capital structure consisted of common equity. Total capitalization after deducting loans to employees and including retained earnings and accumulated other comprehensive income amounted to $937.0 million as compared to $805.2 million at December 31, 2003, an increase of 16.4%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We regularly review our capital adequacy and evaluate various capital alternatives and believe our current level of capital is sufficient to support our current reinsurance and insurance operations.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three letter of credit facilities as of December 31, 2004 providing $370.0 million of aggregate letter of credit capacity. Each of our letter of credit facilities requires that we comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our letter of credit facilities at December 31, 2004. Additional information regarding our letter of credit facilities is set forth in note 15 of the audited consolidated financial statements attached hereto.

On each of January 30, 2004, April 30, 2004, July 30, 2004 and October 28, 2004, Max Re Capital’s board of directors declared a shareholder dividend of $0.03 per share payable to shareholders of record on February 13, 2004, May 14, 2004, August 13, 2004 and November 12, 2004, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On February 4, 2005, Max Re Capital’s board of directors declared a dividend of $0.03 per share to be paid on February 28, 2005 to shareholders of record on February 14, 2005.

We have been assigned an insurer financial strength rating of “A- (Excellent)” by A.M. Best Company, Inc. and an insurer financial strength rating of “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. To date, our ratings have been affirmed by A.M. Best and Fitch on each rating review. Ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligations	$150,000	$150,000	$—	$—	$—
Operating lease obligations	12,596	1,392	2,784	3,062	5,359
Property and casualty losses and experience refunds	1,455,099	288,202	514,067	334,979	317,851
Life and annuity benefits and experience refunds	1,102,047	71,303	125,678	110,594	794,472
Deposit liabilities	378,231	85,744	88,226	22,821	181,440

Total	$3,097,973	$596,641	$730,755	$471,456	$1,299,122

The reserves for losses, benefits and experience refunds together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits, experience refunds and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses, benefits and experience refunds” above, the estimation of losses, benefits and experience refunds is based on various complex and subjective judgments. Actual losses, benefits and experience refunds paid may differ, perhaps significantly from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses, benefits and experience refunds is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of December 31, 2004 and do not include any allowance for claims for future events within the time period specified. As such, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and experience refunds recorded in the financial statements at December 31, 2004 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 123 (revised 2004)—Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R)—Share-Based Payment (SFAS 123(R)), a revision of SFAS No. 123—Accounting for Stock-Based Compensation (SFAS 123). Both statements supersede APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic effect of those transactions in the financial statements. SFAS 123(R) also eliminates alternative methods of accounting for stock-based compensation in order to allow for greater comparability between companies. We are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, we are required to record compensation costs for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. On January 1, 2003 we adopted the expense recognition provision of SFAS 123 for all stock options granted on or after January 1, 2003. The calculation of fair value is similar under SFAS 123 and SFAS 123(R), but the revised statement requires among other things; estimates of the number of awards that are expected to vest, no decrease in recognition of compensation cost if vested awards expire without being exercised and the adjustment of future expense based on revisions to fair value due to award modifications after grant date. SFAS 123(R) is effective for periods beginning after June 15, 2005. We believe that the amount of additional share-based compensation expense to be recognized by us under the provisions of SFAS 123(R) will not be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in an investment strategy that combines a fixed maturities investment portfolio and an alternative investment portfolio that employ strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on Board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of December 31, 2004, all securities held in our fixed maturities portfolio were rated BBB-/Baa3. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At December 31, 2004, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.20%, or approximately $90.6 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.60%, or approximately $99.2 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2004, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.87%, or approximately $20.9 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.87%, or approximately $20.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG, the independent registered public accounting firm who also audited the company’s consolidated financial statements. KPMG’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on page F-3 hereof.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this Item is contained under the captions PROPOSAL ONE—ELECTION OF DIRECTORS OF THE COMPANY and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Proxy Statement, dated on or about March 23, 2005, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “Max Re Capital Ltd. Code of Business Conduct and Ethics,” that is applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and is available on our website. We will disclose any changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.maxre.bm or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions COMPENSATION OF DIRECTORS, PERFORMANCE GRAPH, COMPENSATION OF NAMED EXECUTIVES, WARRANT AND OPTION GRANTS IN LAST FISCAL YEAR, AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, OTHER COMPENSATION—DEFERRED COMPENSATION PLANS, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the Proxy Statement, dated on or about March 23, 2005, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, OFFICERS AND DIRECTORS and SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS—EQUITY COMPENSATION PLAN INFORMATION in the Proxy Statement, dated on or about March 23, 2005, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Proxy Statement, dated on or about March 23, 2005, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is contained under the captions PRINCIPAL ACCOUNTANT FEES AND SERVICES in the Proxy Statement, dated on or about March 23, 2005, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules:

All other schedules have been omitted as not required or not applicable under the instructions, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit	Description
3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Re Capital Ltd. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of Max Re Capital’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of Max Re Capital’s Registration Statement No. 333-62006)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among Max Re Capital Ltd., Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Registration Statement No. 333-62006)

10.2	Employment Agreement, dated as of December 15, 1999, between W. Dave Brining and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.2 of Max Re Capital’s Registration Statement No. 333-62006)

10.3	Employment Agreement, dated as of July 30, 2004, between Robert J. Cooney and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Exhibit	Description
10.4	Employment Agreement, dated as of December 15, 1999, between Philip R. Kruse and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.4 of Max Re Capital’s Registration Statement No. 333-62006)

10.5	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.5 of Max Re Capital’s Registration Statement No. 333-62006)

10.6	Employment Agreement, dated as of April, 2000, between Peter Minton and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.6 of Max Re Capital’s Registration Statement No. 333-62006)

10.7	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Registration Statement No. 333-62006)

10.8	Amendment to the 2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.9	Securities Purchase Agreement, dated as of December 22, 1999, among Moore Holdings, LLC, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Registration Statement No. 333-62006)

10.10	Securities Purchase Agreement, dated as of December 22, 1999, among Capital Z Investments, LP, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.9 of Max Re Capital’s Registration Statement No. 333-62006)

10.11	Subscription Agreement, dated as of December 22, 1999, between Western General Insurance, Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.10 of Max Re Capital’s Registration Statement No. 333-62006)

10.12	Fourth Amended and Restated Letter of Credit Reimbursement Agreement, dated as of June 4, 2004, among Max Re Ltd., various financial institutions, as lenders, and ING Bank N.V., London Branch and Citibank, N.A., as co-agents, and Bank of America, N.A., as fronting bank and as administrative agent.

10.13	Letter of Credit Reimbursement Agreement, dated as of January 14, 2002, among Max Re Ltd., as the borrower, various financial institutions, as the lenders, and Bayerische Hypo- und Vereinsbank AG, as fronting bank and as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.14	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Re Ltd. and ING Bank N.V., London Branch. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Current Report on Form 8-K filed on November 29, 2004)

10.15	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of Max Re Capital’s Registration Statement No. 333-62006)

10.16	Amended and Restated Customer Agreement and Trading Authorization, dated as of June 14, 2001, between Moore Capital Management, Inc. and Max Re Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.14 of Max Re Capital’s Registration Statement No. 333-62006)

10.17	Amendment No. 1 to Amended and Restated Customer Agreement and Trading Authorization, dated as of January 1, 2003, among Moore Capital Management, Inc. and Max Re Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.17 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit	Description
10.18	Assignment and Assumption Agreement, dated as of March 31, 2004, between Moore Capital Management, LLC and Alstra Capital Management, LLC, to which Max Re Diversified Ltd. consented.

10.19	Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of Max Re Capital’s Registration Statement No. 333-62006)

10.20	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.21	Exchange Agreement, dated as of June 13, 2003, between Moore Holdings, LLC and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.20 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.22	Exchange Agreement, dated as of June 13, 2003, between Capital Z Investments, L.P. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.21 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

14.1	Max Re Capital Ltd. Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 99.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

21.1	Schedule of Group Companies. (incorporated by reference to Exhibit 21.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Re Capital Ltd. (included at page 45).

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Robert J. Cooney President and Chief Executive Officer

Date: February 17, 2005

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

/s/ ROBERT J. COONEY Robert J. Cooney President and Chief Executive Officer and Director (Principal executive officer)	/s/ KEITH S. HYNES Keith S. Hynes Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 17, 2005	Date: February 17, 2005

/s/ N. JAMES TEES N. James Tees Senior Vice President and Treasurer	/s/ ZACK H. BACON, III Zack H. Bacon, III Director

Date: February 17, 2005	Date: February 17, 2005

/s/ JOHN R. BARBER John R. Barber Director	/s/ JAMES L. ZECH James L. Zech Director

Date: February 17, 2005	Date: February 17, 2005

/s/ LAURENCE W. CHENG Laurence W. Cheng Director	/s/ WILLIAM H. HEYMAN William H. Heyman Director

Date: February 17, 2005	Date: February 17, 2005

/s/ WILLIS T. KING, JR. Willis T. King, Jr. Director	/s/ JOHN L. MARION John L. Marion Director

Date: February 17, 2005	Date: February 17, 2005

/s/ STEVEN M. SKALA Steven M. Skala Director	/s/ MARIO P. TORSIELLO Mario P. Torsiello Director

Date: February 17, 2005	Date: February 17, 2005

/s/ W. MARSTON BECKER W. Marston Becker Director	/s/ PETER A. MINTON Peter A. Minton Director

Date: February 17, 2005	Date: February 17, 2005

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which we refer to as internal controls, is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management and our employees, with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, subject to the limitations noted below under “Limitations on the Effectiveness of Controls”, we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

/s/ ROBERT J. COONEY Robert J. Cooney President and Chief Executive Officer and Director (Principal executive officer)	/s/ KEITH S. HYNES Keith S. Hynes Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 17, 2005	Date: February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Max Re Capital Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2005 expressed an unqualified opinion.

Chartered Accountants

Hamilton, Bermuda

February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting”, that Max Re Capital Ltd. maintained effective internal control over financial reporting as of December 31 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Max Re Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Max Re Capital Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Max Re Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 17, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG

Hamilton, Bermuda

February 17, 2005

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2004 and 2003

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2004	2003
Assets
Cash and cash equivalents	$239,188	$201,515
Fixed maturities, available for sale at fair value	2,156,011	1,604,430
Alternative investments, at fair value	1,119,028	831,359
Accrued interest income	24,257	14,608
Premiums receivable	262,714	389,393
Losses recoverable from reinsurers	388,067	273,711
Funds withheld	17,599	56
Deferred acquisition costs	54,770	87,116
Deferred charges	6,958	5,259
Prepaid reinsurance premiums	79,337	67,343
Other assets	19,426	20,769

Total assets	$4,367,355	$3,495,559

Liabilities
Property and casualty losses and experience refunds	$1,455,099	$991,687
Life and annuity benefits and experience refunds	666,101	480,099
Deposit liabilities	266,479	267,350
Funds withheld from reinsurers	301,100	213,483
Unearned property and casualty premiums	447,633	471,625
Reinsurance balances payable	50,258	74,693
Accounts payable and accrued expenses	50,839	26,635
Net payable for investments purchased	42,855	14,757
Bank loan	150,000	150,000

Total liabilities	3,430,364	2,690,329

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 45,825,880 (2003 - 45,184,611) shares issued and outstanding	45,826	45,185
Additional paid-in capital	652,029	637,772
Loans receivable from common share sales	(10,515)	(11,965)
Unearned stock grant compensation	(13,294)	(4,032)
Accumulated other comprehensive income	22,227	25,790
Retained earnings	240,718	112,480

Total shareholders’ equity	936,991	805,230

Total liabilities and shareholders’ equity	$4,367,355	$3,495,559

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2004	2003	2002
Revenues
Gross premiums written	$1,043,601	$1,009,779	$647,390
Reinsurance premiums ceded	(162,573)	(154,574)	(54,679)

Net premiums written	$881,028	$855,205	$592,711

Earned premiums	$1,068,172	$835,449	$434,681
Earned premiums ceded	(150,398)	(108,245)	(46,644)

Net premiums earned	917,774	727,204	388,037

Net investment income	82,815	60,132	64,353
Net gains on alternative investments	81,648	124,036	32,127
Net realized gains on sale of fixed maturities	10,447	19,259	5,390
Other income	4,890	10,743	6,181

Total revenues	1,097,574	941,374	496,088

Losses and expenses
Losses, benefits and experience refunds	764,296	592,274	360,982
Acquisition costs	116,862	149,534	97,738
Interest expense	33,644	28,829	23,131
General and administrative expenses	49,047	39,845	21,337

Total losses and expenses	963,849	810,482	503,188

Income (loss) before minority interest	133,725	130,892	(7,100)

Minority interest	—	(10,325)	1,346

Net income (loss)	133,725	120,567	(5,754)

Change in net unrealized appreciation of fixed maturities	(7,140)	(23,491)	35,633

Foreign currency translation adjustment	3,577	173	—

Comprehensive income	$130,162	$97,249	$29,879

Basic earnings (loss) per share	$2.93	$2.91	$(0.15)

Diluted earnings (loss) per share	$2.75	$2.84	$(0.15)

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2004	2003	2002
Common shares
Balance - beginning of year	$45,185	$37,999	$39,582
Issue of shares	910	371	262
Issue of shares on elimination of minority interest	—	7,120	—
Repurchase of shares	(269)	(305)	(1,845)

Balance - end of year	45,826	45,185	37,999

Additional paid-in capital
Balance - beginning of year	637,772	526,582	543,438
Issue of common shares	18,266	4,127	3,736
Issue of common shares on elimination of minority interest	—	110,285	—
Repurchase of shares	(4,581)	(3,591)	(19,058)
Stock option expense	572	369	—
Distribution to shareholders	—	—	(1,534)

Balance - end of year	652,029	637,772	526,582

Loans receivable from common share sales
Balance - beginning of year	(11,965)	(12,575)	(12,575)
Loans granted	—	—	—
Loans repaid	1,450	610	—

Balance - end of year	(10,515)	(11,965)	(12,575)

Unearned stock grant compensation
Balance - beginning of year	(4,032)	(2,656)	(2,894)
Stock grants awarded	(15,983)	(3,740)	(971)
Amortization	6,721	2,364	1,209

Balance - end of year	(13,294)	(4,032)	(2,656)

Accumulated other comprehensive income
Balance - beginning of year	25,790	49,108	13,475
Holding gains (losses) on fixed maturities arising in year	3,307	(13,433)	46,942
Net realized gains included in net income	(10,447)	(19,259)	(5,390)
Currency translation adjustments	3,577	173	—
Allocation to minority interest	—	6,504	(5,919)
Holding gains transferred on elimination of minority interest	—	2,697	—

Balance - end of year	22,227	25,790	49,108

Retained earnings (deficit)
Balance - beginning of year	112,480	(4,299)	3,044
Net income (loss)	133,725	120,567	(5,754)
Dividends paid	(5,487)	(3,788)	(1,589)

Balance - end of year	240,718	112,480	(4,299)

Total shareholders’ equity	$936,991	$805,230	$594,159

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	2004	2003	2002
Operating activities
Net income (loss)	$133,725	$120,567	$(5,754)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Minority interest share of net income (loss)	—	10,325	(1,346)
Amortization of unearned stock based compensation	7,293	2,733	1,209
Amortization of premium on fixed maturities	9,186	5,986	1,378
Net realized gains on sale of fixed maturities	(10,447)	(19,259)	(5,390)
Alternative investments	(288,132)	(178,560)	(24,191)
Accrued interest income	(9,649)	(2,304)	(1,408)
Premiums receivable	126,679	(199,179)	(100,607)
Losses recoverable from reinsurers	(114,356)	(85,570)	(38,578)
Funds withheld	(17,543)	55,220	204
Deferred acquisition costs	32,346	(8,402)	(39,612)
Deferred charges	(1,699)	7,398	12,351
Prepaid reinsurance premiums	(11,994)	(45,979)	(8,035)
Other assets	1,343	(9,136)	(4,558)
Property and casualty losses and experience refunds	463,412	374,283	181,692
Life and annuity benefits and experience refunds	186,002	75,091	(18,759)
Funds withheld from reinsurers	87,617	61,311	52,313
Unearned property and casualty premiums	(23,992)	174,916	212,709
Reinsurance balances payable	(24,435)	32,429	12,468
Accounts payable and accrued expenses	24,204	12,076	7,283
Net payable for investments purchased	28,098	13,297	—

Cash from operating activities	597,658	397,243	233,369

Investing activities
Purchases of fixed maturities	(1,683,884)	(1,210,559)	(746,259)
Sales of fixed maturities	1,100,398	785,383	306,241
Redemptions of fixed maturities	26,489	83,407	88,905

Cash used in investing activities	(556,997)	(341,769)	(351,113)

Financing activities
Net proceeds from subscriptions to share capital	3,193	758	3,027
Repurchase of common shares	(4,850)	(3,896)	(20,903)
Proceeds from bank loan	—	50,000	100,000
Dividends and distributions	(5,487)	(3,788)	(3,123)
Distributions to / conversions of minority shareholders	—	(285)	(3,600)
Additions to deposit liabilities	55,253	55,448	44,130
Payments of deposit liabilities	(56,124)	(45,082)	(8,006)
Loans repaid	1,450	610	—

Cash from (used in) financing activities	(6,565)	53,765	111,525

Effect of exchange rate on cash	3,577	173	—

Net increase (decrease) in cash and cash equivalents	37,673	109,412	(6,219)

Cash and cash equivalents, beginning of year	201,515	92,103	98,322

Cash and cash equivalents, end of year	$239,188	$201,515	$92,103

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,281	$3,370	$2,176

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

(c) Premium revenue recognition

Property and Casualty

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information in underlying contracts and information received from clients. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of clients is obtained. Any subsequent differences arising on such estimates are recorded in the period they are determined. Unearned premiums represent the portion of premiums written which relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums. Premium estimates for retrospectively rated contracts are recognized within the periods in which the related losses are incurred.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

Fair value of investments in fixed maturities is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on pricing models or quoted prices for instruments with similar characteristics. Changes in fair value are recorded in the period they are determined.

Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) other reinsurance private equity investments. Investments in limited partnerships and trading entities are classified as trading securities and are carried at the net asset value reported by the respective entity. These entities generally carry their trading positions and investments at fair value as determined by their respective investment managers. The change in net asset value is included in net gains on alternative investments and recognized in net income.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

Investments in unquoted equities where the Company has a meaningful ownership position and significant influence over the operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments for which quoted market prices are not available. The Company’s share of income or loss from these investments is included in net gains on alternative investments and recognized in net income. The Company’s share of unrealized gains and losses on fixed maturities held by these unquoted equity investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity.

(e) Fee revenue recognition

Transaction structuring and advisory fees are earned as the services generating the fees are performed.

(f) Losses, benefits and experience refunds

Property and Casualty Losses

The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. Inherent in the estimates of losses are expected trends of frequency, severity and other factors which could vary significantly as claims are settled. Accordingly, ultimate losses could vary significantly from the liability recorded in these consolidated financial statements. These estimates are regularly reviewed and any adjustments to the estimates are recorded in the period they are determined.

Life and Annuity Benefits

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

(g) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants and ceding commissions paid to the Company’s clients. Deferred acquisition costs are amortized over the period in which the related premiums are earned or, for universal life reinsurance contracts and for deferred annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future income, including investment income, by evaluating whether a loss is probable on policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

future premiums, reinsurance recoveries and anticipated investment income. If such costs are estimated to be unrecoverable as a result of a premium deficiency loss, they are expensed.

(h) Deferred charges—reinsurance assumed

The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected liability settlement periods of the contracts. The periodic amortization charges are recorded in losses, benefits and experience refunds. The deferred charges are regularly reviewed to determine if they are recoverable from future income, including investment income. A loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income.

(i) Translation of foreign currencies

Assets and liabilities of foreign operations, whose functional currency is not the U.S. dollar, are translated at year end exchange rates. Revenue and expenses of such foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items, are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.

(j) Cash and cash equivalents

The Company considers all time deposits and money market instruments with an original maturity of ninety days or less as equivalent to cash.

(k) Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.

3. Investments

(a) The fair values and amortized costs of fixed maturities at December 31, 2004 and 2003 were as follows:

2004	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Government and Agencies	$501,691	$6,323	$(1,849)	$506,165
US Corporate Securities	948,251	15,321	(3,389)	960,183
Other Corporate Securities	29,700	192	(363)	29,529
Asset and Mortgage Backed Securities	525,768	2,802	(1,026)	527,544
Collateralized Mortgage Obligations	132,477	1,006	(893)	132,590

	$2,137,887	$25,644	$(7,520)	$2,156,011

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

2003	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Government and Agencies	$402,520	$8,973	$(2,066)	$409,427
US Corporate Securities	543,515	14,182	(1,104)	556,593
Other Corporate Securities	13,656	—	(348)	13,308
Asset and Mortgage Backed Securities	598,264	5,477	(697)	603,044
Collateralized Mortgage Obligations	21,673	385	—	22,058

	$1,579,628	$29,017	$(4,215)	$1,604,430

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2004 and 2003.

	2004		2003
	Fair Value	%	Fair Value	%
US Government and Agencies (1)	$680,119	31.6	$821,198	51.2
AAA	604,321	28.0	262,150	16.3
AA	178,518	8.3	90,865	5.7
A	675,123	31.3	422,607	26.3
BBB	17,930	0.8	7,610	0.5

	$2,156,011	100.0	$1,604,430	100.0

(1)	Included within US Government and Agencies are Agency Mortgage Backed Securities with a fair value of $372,128 (2003 - $411,771).

(b) The maturity distribution for fixed maturities held at December 31, 2004 was as follows:

	Amortized Cost	Fair Value
Within one year	$74,691	$74,775
From one to five years	760,087	763,007
From five to ten years	428,089	431,867
More than ten years	875,020	886,362

	$2,137,887	$2,156,011

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(c) Investment income earned for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Interest earned on fixed maturities, cash and short term investments	$89,728	$67,440	$53,398
Interest earned on funds withheld	4,311	(238)	13,155
Amortization of premium on fixed maturities	(9,186)	(5,986)	(1,378)
Investment expenses	(2,038)	(1,084)	(822)

	$82,815	$60,132	$64,353

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

(d) The net realized gains and the change in net unrealized appreciation on fixed maturities and reinsurance private equity investments for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Net realized gains:
Gross realized gains	$19,848	$29,314	$5,879
Gross realized losses	(9,401)	(10,055)	(489)

Net realized gains on sale of fixed maturities	10,447	19,259	5,390

Change in unrealized appreciation	(7,140)	(29,995)	41,552
Less: allocation to minority interest	—	6,504	(5,919)

Net change in unrealized appreciation of fixed maturities	(7,140)	(23,491)	35,633

Total net realized gains and change in unrealized appreciation on fixed maturities	$3,307	$(4,232)	$41,023

(e) The Company endeavors to tailor the maturities of its fixed maturities portfolio to the timing of its loss, benefits and experience refund payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. As the Company expects to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time reducing the size of any unrealized gains or losses. The only time the Company would expect to realize an other than temporary difference on a fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. Of the total holding of 870 securities, 275 had unrealized losses at December 31, 2004. Fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2004 were as follows:

	Less than 12 months		12 months or longer		Total
2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government and Agencies	$131,820	$894	$31,618	$955	$163,438	$1,849
US Corporate Securities	299,932	3,026	30,874	363	330,806	3,389
Other Corporate Securities	22,416	363	—	—	22,416	363
Asset and Mortgage Backed Securities	147,149	624	33,225	402	180,374	1,026
Collateralized Mortgage Obligations	57,400	364	15,652	529	73,052	893

	$658,717	$5,271	$111,369	$2,249	$770,086	$7,520

(f) The majority of the Company’s alternative investments at December 31, 2004 comprise a fund of funds portfolio owned by Max Re Diversified and managed by Alstra Capital Management, LLC (“the Manager”), an affiliate of Moore Capital Management, LLC (“MCM”) and certain of the Company’s shareholders. The funds are primarily engaged in global macro, long/short equity, fixed income arbitrage, convertible arbitrage, diversified arbitrage, distressed investing, event driven arbitrage, commodity trading, emerging market and opportunistic investment strategies. Certain funds in the portfolio are managed by MCM. For the year ended December 31, 2004 the Company paid MCM $3,241 (2003—$5,489; 2002—$3,101) for investment management services. In addition, as the trading manager of Max Re Diversified, the Manager earned $6,391 for the year ended December 31, 2004 (2003—$8,102; 2002—$nil).

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

All investment fees incurred on the alternative investments are included in net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(g) In May 2001, the Company made an equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. The Board of Directors of Grand Central Re placed the company into run-off in 2004. As a result of this decision, Grand Central Re requested and received permission from the Bermuda Minister of Finance to return a portion of its capital to shareholders. As a result the Company’s equity investment decreased by $4,875.

Max Re Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2004 were approximately $4,777 (2003—$4,300; 2002—$2,800) and are included in other income in the accompanying consolidated statements of income and comprehensive income.

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Re also entered into an aggregate stop loss contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts. Max Re did not cede any new business to Grand Central Re for the 2004 year.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	2004	2003	2002
Prepaid reinsurance premiums	$6,750	$17,596	$24,045
Losses recoverable from reinsurers	198,296	169,088	129,308
Funds withheld from reinsurers	222,467	155,843	108,704
Deposit liabilities	43,465	49,515	22,543
Reinsurance balances payable	6,802	28,063	14,043
Reinsurance premiums ceded	19,292	71,874	52,089
Earned premiums ceded	30,137	74,279	44,688
Losses, benefits and experience refunds	41,938	80,762	42,864
Interest expense	8,128	6,180	7,703

The variable quota share retrocession agreement with Grand Central Re is principally written on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the changes in interest expense through the statement of income and comprehensive income on a monthly basis, in effect marking to market the funds withheld balance.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

4. Property and casualty losses and loss adjustment expenses

The summary of changes in outstanding property and casualty losses at December 31, 2004, 2003 and 2002 is as follows:

	2004	2003		2002
Gross balance at January 1	$991,687	$778,069		$596,377
Less: Reinsurance recoverables, deferred charges and experience refunds	(236,946)	(215,330)		(210,824)

Net balance at January 1	754,741	562,739		385,553

Reclassification to deposit liability	—	(117,136	)(1)	—

Incurred losses related to:
Current year	521,545	443,617		261,836
Prior year	(4,873)	25,268		49,912

Total incurred	516,672	468,885		311,748

Paid losses related to:
Current year	(63,914)	(54,823)		(20,784)
Prior year	(114,113)	(104,924)		(113,778)

Total paid	(178,027)	(159,747)		(134,562)

Foreign currency revaluation	1,898	—		—

Net balance at December 31	1,095,284	754,741		562,739
Plus: Reinsurance recoverables, deferred charges and experience refunds	359,815	236,946		215,330

Gross balance at December 31	$1,455,099	$991,687		$778,069

(1)	The reclassification to deposit liability relates to an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the net reserve for property and casualty losses by $117,136.

Prior year incurred losses of ($4,873) is comprised of three components: losses arising from changes in premium estimates of ($5,643), amortization of deferred charges on retroactive contracts of $1,627 and a reduction in losses arising from re-estimation of liabilities of ($857). Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at the original loss ratio, concurrently with the

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

premium adjustment. The net favorable loss development of ($857) arising from the re-estimation of liabilities is related to our alternative risk transfer and traditional reinsurance products, in the amounts of $10,300 and ($11,157), respectively. The adverse development on alternative risk transfer products resulted from reserve strengthening based on changes in the underlying client’s loss history and predominately relates to a workers compensation contract. The reserve strengthening triggered additional premiums to the Company in the amount of $8,987, which was earned in the year ended December 31, 2004. The favorable development on traditional reinsurance products resulted from the final settlement of contractual obligations through commutations at amounts lower than reserved.

Prior year incurred losses of $25,268 for the year ended December 31, 2003 are comprised of three components: losses arising from changes in premium estimates of $21,771, amortization of deferred charges on retroactive contracts of $7,398 and a reduction in losses arising from re-estimation of liabilities of ($3,901). The favorable loss development of $3,901 arising from the re-estimation of liabilities is related to our alternative risk transfer products and the final settlement of contractual obligations through commutation, at amounts lower than reserved.

Prior year incurred losses of $49,912 for the year ended December 31, 2002 are comprised of three components: losses arising from changes in premium estimates of $4,919, amortization of deferred charges on retroactive contracts of $12,351 and losses arising from re-estimation of liabilities of $32,642. The adverse development of $32,642 arising from the re-estimation of liabilities is related to our alternative risk transfer products and results from the receipt of information from a ceding company during 2002. The reserve strengthening triggered additional premiums of $29,220, which were earned in the year ended December 31, 2002.

While the Company believes that it has made a reasonable estimate of ultimate property and casualty losses, subsequent claims experience may exceed loss reserves and have a significant effect on the Company’s results of operations.

Included in deposit liabilities is $192,365 (2003—$203,898) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

5. Life and annuity benefits

Life and annuity benefits at December 31, 2004 and 2003 was as follows:

	2004	2003
Life	$147,105	$150,982
Annuities	299,490	95,629
Accident and health	219,506	233,488

	$666,101	$480,099

Losses recoverable relating to life and annuity contracts of $46,611 in 2004 (2003—$49,565) are included in losses recoverable from reinsurers in the accompanying consolidated balance sheets.

All annuities included in life and annuity benefits in the accompanying consolidated balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2004 are annuities of $8,642

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

(2003—$6,082), which are subject to discretionary withdrawal. Deposit liabilities also include $55,603 (2003—$57,370) representing the account value of a universal life reinsurance contract as prescribed under SFAS 97—Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

6. Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. Losses recoverable from reinsurers are recorded as assets. Losses, benefits and experience refunds are net of losses recoverable of $126,120 in 2004 (2003—$102,339; 2002—$49,835) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. All of the Company’s reinsurers are rated “A- (excellent)” or higher by A.M. Best Company with the excepton of Grand Central Re which is rated “NR4” by A.M. Best Company. The Company retains funds from Grand Central Re that are approximately equivalent to the loss recoverable obligation.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2004, 2003 and 2002 was as follows:

Property and casualty	Premiums written			Premiums earned
	2004	2003	2002	2004	2003	2002
Direct	$248,068	$163,213	$—	$217,543	$66,083	$—
Assumed	583,234	738,316	632,734	638,330	661,116	420,025
Ceded	(161,866)	(132,924)	(52,481)	(149,691)	(86,595)	(44,446)

Net	$669,436	$768,605	$580,253	$706,182	$640,604	$375,579

Life and annuity	Premiums written			Premiums earned
	2004	2003	2002	2004	2003	2002
Amounts assessed against policyholders	$—	$—	$—	$—	$—	$—
Assumed	212,299	108,250	14,656	212,299	108,250	14,656
Ceded	(707)	(21,650)	(2,198)	(707)	(21,650)	(2,198)

Net	$211,592	$86,600	$12,458	$211,592	$86,600	$12,458

Total	$881,028	$855,205	$592,711	$917,774	$727,204	$388,037

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150,000 sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $94,667 at December 31, 2004 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150,000 bank loan. The swap termination date is February 2005, with provision for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

8. Pension and deferred compensation plans

The Company provides pension benefits to certain employees as required by the Bermuda National Pension Scheme Act, 1998 through a defined contribution plan. The Company also provides pension benefits to employees of the Irish subsidiary companies under a separately administered defined contribution pension scheme. Company contributions are subject to vesting provisions. Pension expenses totaled $329 for the year ended December 31, 2004 (2003—$184; 2002—$65).

The Company sponsors a deferred compensation plan in which employee salary deferrals are supplemented by matching contributions. The Company contributes up to 10% of the employees’ salary, which is subject to vesting provisions. Deferred compensation expense totaled $836 for the year ended December 31, 2004 (2003—$734; 2002—$543).

9. Loans receivable from common share sales

As of December 31, 2004, the Company has full recourse loans outstanding provided to certain members of management of $10,515 (2003—$11,965; 2002—$12,575) in connection with their investment in the Company pursuant to the terms of their employment agreements. The loans have maturity dates ranging from March 2005 to August 2006 and are secured by the shares issued. Interest is charged at applicable federal rates which are published by the U.S. Internal Revenue Service and is payable annually in arrears. Interest earned on the loans amounted to $192 for the year ended December 31, 2004 (2003—$198; 2002—$343) and is included in other assets in the accompanying consolidated balance sheets, and net investment income in the accompanying consolidated statements of income and comprehensive income.

10. Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to a maximum of 9.5% of total voting rights per shareholder or group of affiliated shareholders unless waived by the Board of Directors. The Board of Directors has waived these provisions with respect to one shareholder, Western General Insurance Ltd.

On July 30, 2003, the holders of non-voting common shares of Max Re and warrants to acquire non-voting common shares of Max Re exchanged such shares and warrants for common shares of the Company and warrants

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2002	9,369,363	8,584,049	$15.31

Warrant activity	—		$—

Balance, December 31, 2003	9,369,363	8,999,366	$15.31

Warrant exercised	(129,369)		$15.20

Balance, December 31, 2004	9,239,994	9,124,762	$15.31	$5.76	$15.00-$18.00

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

Stock options issued under the Plan have terms set by the Committee. The maximum option period is ten years. The minimum exercise price of ISOs is equal to the fair value of the Company’s common shares at the date of grant. Options contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability.

Restricted stock issued under the Plan have terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. At the time of grant the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Total compensation cost recognized in income for stock-based compensation awards was $6,721 for the year ended December 31, 2004 (2003—$2,364; 2002—$1,209).

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

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123—Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under the prospective adoption method, compensation expense is recognized over the relevant service period based on the fair value of stock options granted after January 1, 2003.

In accordance with SFAS 123, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2004	2003	2002
Option valuation assumptions:
Expected option life	7 years	7 years	7 years
Expected dividend yield	0.55%	0.63%	0.52%
Expected volatility	18.00%	21.00%	22.00%
Risk-free interest rate	4.69%	4.00%	4.62%

If the Company were to recognize compensation expense over the relevant service period under the fair value method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	2004	2003	2002
Net income (loss), as reported	$133,725	$120,567	$(5,754)
Add: Stock-based employee compensation expense included in reported net income	572	342	—
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,847)	(2,531)	(1,990)

Pro forma net income (loss)	$131,450	$118,378	$(7,744)

Earnings (loss) per share, as reported
Basic	$2.93	$2.91	$(0.15)
Diluted	$2.75	$2.84	$(0.15)

Earnings (loss) per share, pro forma
Basic	$2.88	$2.88	$(0.20)
Diluted	$2.71	$2.79	$(0.20)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

A summary of Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2001	729,021	1,017,479	233,461	$15.84		$14.78-$18.00

Increase in shares available	3,000,000
Options granted	(718,500)	718,500		$15.51	$5.19	$10.26-$15.66
Restricted stock issued	(62,000)

Balance, December 31, 2002	2,948,521	1,735,979	591,323	$15.71		$10.26-$18.00

Options granted	(452,500)	452,500		$13.02	$3.77	$10.95-$15.84
Stock grants	(36,000)
Restricted stock issued	(335,100)

Balance, December 31, 2003	2,124,921	2,188,479	985,918	$15.15		$10.26-$18.00

Options granted	(57,000)	57,000		$20.43	$6.37	$18.05-$22.74
Options exercised	—	(57,500)		$15.88		$15.66-$16.00
Options forfeited	—	(19,000)		$15.49		$15.00-$18.00
Stock grants	(16,300)
Restricted stock issued	(706,700)

Balance, December 31, 2004	1,344,921	2,168,979	1,314,512	$15.29	$5.15	$10.26-$22.74

12. Taxation

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company and Max Re have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016.

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

13. Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2004 was approximately $335,000 and actual statutory capital and surplus was approximately $850,000. The principle difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

Max Re is also required under its Class 4 licence to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. Max Re has received approval from the Minister of Finance to include all of its alternative investments as relevant assets. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2004, the Company met the minimum liquidity ratio requirement.

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited is required to maintain technical reserves and a minimum solvency margin. As of December 31, 2004 Max Insurance Europe Limited maintains sufficient technical reserves and met the minimum solvency margin requirement.

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda and Ireland. Max Re and Max Insurance Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their statutory surplus below the required minimum. Max Re is also subject to certain restrictions under its letter of credit facilities that affect its ability to pay dividends to the Company. The Company paid dividends of $0.12 per share during 2004, compared to $0.09 per share in 2003.

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$133,725	$120,567	$(5,754)
Weighted average common shares outstanding	45,703,410	41,094,393	39,097,059

Basic earnings (loss) per share	$2.93	$2.91	$(0.15)

Diluted earnings (loss) per share:
Net income (loss)	$133,725	$120,567	$(5,754)
Add back minority interest share of income (loss)	—	10,325	(1,346)

Adjusted net income (loss)	$133,725	$130,892	$(7,100)

Weighted average ordinary shares outstanding - basic	45,703,410	41,094,393	39,097,059
Weighted average non-voting shares outstanding	—	4,135,064	7,163,716
Conversion of warrants	2,308,438	601,436	—
Conversion of options	556,921	164,722	—

Weighted average ordinary shares outstanding - diluted	48,568,769	45,995,615	46,260,775

Diluted earnings (loss) per share	$2.75	$2.84	$(0.15)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

The Company’s portfolio of alternative investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Manager of Max Re Diversified’s portfolio is responsible for managing and monitoring risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its alternative investments.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the year ended December 31, 2004 was $1,638. In 2003, the Company entered into a ten year lease agreement to lease a building in Bermuda. The rent and maintenance expense for the next three years will be approximately $1,392 annually and the expense for the remaining five years will not exceed approximately $1,531 annually.

(c) Letter of credit facilities

The Company has three letter of credit facilities as of December 31, 2004. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2004, the Company amended the terms of this facility principally to increase the capacity of the facility from $270,000 to $300,000. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $270,000 secured by fixed maturities and up to $30,000 secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At December 31, 2004 and December 31, 2003, letters of credit totaling $225,010 and $249,898, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $225,259 and Max Re Diversified shares with a fair value of $81,641 at December 31, 2004 were pledged as collateral for these letters of credit.

The Company also has a $50,000 letter of credit facility with the New York branch of Bayerische Hypo-und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At December 31, 2004 and December 31, 2003, letters of credit totaling $40,050 and $21,138, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $21,968 and Max Re Diversified shares with a fair value of $89,063 at December 31, 2004 were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20,000 letter of credit facility with ING Bank N.V., London Branch (“ING”). At December 31, 2004 letters of credit totaling $20,000 were issued by ING under this facility.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $20,507 at December 31, 2004 were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2004.

16. Segment information

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offersthree products: traditional reinsurance, alternative risk transfer reinsurance and insurance, and traditional insurance. As of January 1, 2004, the Company ceased to distinguish between structured risk transfer reinsuranceandalternative risk transfer reinsurance products. Accordingly, since January 1, 2004, the Company has combined these products within the segment disclosure as alternative risk transfer reinsurance and insurance products and conformed prior year presentation. The Company differentiates its property and casualty products in several ways, including by the amount of aggregate loss cap and/or occurrence limits incorporated into the underlying contract, with its alternative risk transfer products having lower aggregate loss cap and occurrence limits, relative to premium received, compared to its traditional products. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as that of the original policies. The Company also has a corporate segment that includes its investments and financing functions. The Company does not allocate assets by segment.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

A summary of operations by segment for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Property & Casualty				Life & Annuity	Corporate	Consolidated
2004	Traditonal Reinsurance	Alternative Risk	Traditional Insurance	Total
Revenues
Gross premiums written	$334,557	$248,677	$248,068	$831,302	$212,299	$—	$1,043,601
Reinsurance premiums ceded	(20,818)	(26,807)	(114,241)	(161,866)	(707)	—	(162,573)

Net premiums written	$313,739	$221,870	$133,827	$669,436	$211,592	$—	$881,028

Earned premiums	$291,524	$346,806	$217,543	$855,873	$212,299	$—	$1,068,172
Earned premiums ceded	(18,534)	(37,653)	(93,504)	(149,691)	(707)	—	(150,398)

Net premiums earned	272,990	309,153	124,039	706,182	211,592	—	917,774

Net investment income	—	—	—	—	—	82,815	82,815
Net gains on alternative investments	—	—	—	—	—	81,648	81,648
Net realized gains on sale of fixed maturities	—	—	—	—	—	10,447	10,447
Other income	—	—	—	—	—	4,890	4,890

Total revenues	272,990	309,153	124,039	706,182	211,592	179,800	1,097,574

Losses and expenses
Losses, benefits and experience refunds	174,240	261,204	90,604	526,048	238,248	—	764,296
Acquisition costs	51,280	59,560	2,502	113,342	3,520	—	116,862
Interest expense	—	—	—	—	—	33,644	33,644
General and administrative expenses	4,972	7,144	6,797	18,913	4,488	25,646	49,047

Total losses and expenses	230,492	327,908	99,903	658,303	246,256	59,290	963,849

Net income (loss) before minority interest	$42,498	$(18,755)	$24,136	$47,879	$(34,664)	$120,510	$133,725

Loss ratio	63.8%	84.5%	73.0%	74.5%
Combined ratio	84.4%	106.1%	80.5%	93.2%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned.

The combined ratio is calculated by dividing total losses and expenses by net premiums earned.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	Property & Casualty				Life & Annuity	Corporate	Consolidated
2003	Traditonal Reinsurance	Alternative Risk	Traditional Insurance	Total
Revenues
Gross premiums written	$318,624	$419,692	$163,213	$901,529	$108,250	$—	$1,009,779
Reinsurance premiums ceded	(17,538)	(58,394)	(56,992)	(132,924)	(21,650)	—	(154,574)

Net premiums written	$301,086	$361,298	$106,221	$768,605	$86,600	$—	$855,205

Earned premiums	$204,098	$457,018	$66,083	$727,199	$108,250	$—	$835,449
Earned premiums ceded	(8,074)	(58,323)	(20,198)	(86,595)	(21,650)	—	(108,245)

Net premiums earned	196,024	398,695	45,885	640,604	86,600	—	727,204

Net investment income	—	—	—	—	—	60,132	60,132
Net gains on alternative investments	—	—	—	—	—	124,036	124,036
Net realized gains on sale of fixed maturities	—	—	—	—	—	19,259	19,259
Other income	—	6,401	—	6,401	—	4,342	10,743

Total revenues	196,024	405,096	45,885	647,005	86,600	207,769	941,374

Losses and expenses
Losses, benefits and experience refunds	125,312	317,432	34,591	477,335	114,939	—	592,274
Acquisition costs	41,296	103,273	3,098	147,667	1,867	—	149,534
Interest expense	—	—	—	—	—	28,829	28,829
General and administrative expenses	3,226	6,170	4,907	14,303	4,486	21,056	39,845

Total losses and expenses	169,834	426,875	42,596	639,305	121,292	49,885	810,482

Net income (loss) before minority interest	$26,190	$(21,779)	$3,289	$7,700	$(34,692)	$157,884	$130,892

Loss ratio	63.9%	79.6%	75.4%	74.5%
Combined ratio	86.6%	107.1%	92.8%	99.8%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	Property & Casualty				Life & Annuity	Corporate	Consolidated
2002	Traditional Reinsurance	Alternative Risk	Traditional Insurance	Total
Revenues
Gross premiums written	$137,919	$494,815	$—	$632,734	$14,656	$—	$647,390
Reinsurance premiums ceded	—	(52,481)	—	(52,481)	(2,198)	—	(54,679)

Net premiums written	$137,919	$442,334	$—	$580,253	$12,458	$—	$592,711

Earned premiums	$38,910	$381,115	$—	$420,025	$14,656	$—	$434,681
Earned premiums ceded	—	(44,446)	—	(44,446)	(2,198)	—	(46,644)

Net premiums earned	38,910	336,669	—	375,579	12,458	—	388,037
Net investment income	—	—	—	—	—	64,353	64,353
Net gains on alternative investments	—	—	—	—	—	32,127	32,127
Net realized gains on sale of fixed maturities	—	—	—	—	—	5,390	5,390
Other income	—	3,401	—	3,401	—	2,780	6,181

Total revenues	38,910	340,070	—	378,980	12,458	104,650	496,088

Losses and expenses
Losses, benefits and experience refunds	28,152	284,885	—	313,037	47,945	—	360,982
Acquisition costs	9,218	88,725	—	97,943	(205)	—	97,738
Interest expense	—	—	—	—	—	23,131	23,131
General and administrative expenses	1,441	5,258	—	6,699	6,050	8,588	21,337

Total losses and expenses	38,811	378,868	—	417,679	53,790	31,719	503,188

Net income (loss) before minority interest	$99	$(38,798)	$—	$(38,699)	$(41,332)	$72,931	$(7,100)

Loss ratio	72.4%	84.6%	—	83.3%
Combined ratio	99.7%	112.5%	—	111.2%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

The Company currently operates in two geographic segments: North America, which represents contracts written with North American based insureds and reinsureds, and Europe, which principally represents contracts written with United Kingdom and Continental Europe based insureds and reinsureds.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
North America	$620,078	$634,795	$412,373
Europe	423,523	374,984	235,017
Reinsurance ceded—North America	(128,587)	(90,882)	(27,914)
Reinsurance ceded—Europe	(33,986)	(63,692)	(26,765)

	$881,028	$855,205	$592,711

Three customers accounted for 18.8%, 16.5% and 10.7%, respectively, of the Company’s gross premiums written during the year ended December 31, 2004. Three customers accounted for 14.8%, 14.8% and 11.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2003. Three customers accounted for 20.7%, 17.2% and 14.2%, respectively, of the Company’s gross premiums written during the year ended December 31, 2002.

17. Quarterly financial results (unaudited)

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$439,531	$183,654	$280,848	$139,568

Net premiums earned	$198,898	$171,818	$331,071	$215,987
Net investment income	18,846	19,696	20,106	24,167
Net gains on alternative investments	38,476	1,038	(14,624)	56,758
Net realized gains on sale of fixed maturities	5,781	(2,575)	916	6,325
Other income	1,168	1,211	1,285	1,226

Total revenues	263,169	191,188	338,754	304,463

Losses and expenses
Losses, benefits and experience refunds	166,385	135,305	299,216	163,390
Acquisition costs	31,783	29,199	26,032	29,848
Interest expense	11,843	95	11,979	9,727
General and administrative expenses	10,169	13,945	10,549	14,384

Total losses and expenses	220,180	178,544	347,776	217,349

Income (loss) before minority interest	$42,989	$12,644	$(9,022)	$87,114

Net income (loss)	$42,989	$12,644	$(9,022)	$87,114

Basic earnings (loss) per share	$0.94	$0.28	$(0.20)	$1.91

Diluted earnings (loss) per share	$0.87	$0.26	$(0.20)	$1.82

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(Expressed in thousands of United States Dollars, except per share and share amounts)

	Quarter Ended
2003	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$143,728	$143,305	$178,746	$261,425
Net investment income	14,507	15,061	13,899	16,665
Net gains on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	184,529	206,299	233,463	317,083

Losses and expenses
Losses, benefits and experience refunds	114,463	114,371	139,655	223,785
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	5,981	8,953	5,382	8,513
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	167,377	169,799	192,629	280,677

Income (loss) before minority interest	$17,152	$36,500	$40,834	$36,406

Net income (loss)	$14,562	$30,849	$38,750	$36,406

Basic earnings (loss) per share	$0.38	$0.81	$0.91	$0.81

Diluted earnings (loss) per share	$0.38	$0.81	$0.89	$0.76

2002
Revenues
Gross premiums written	$343,894	$121,538	$65,664	$116,294

Net premiums earned	$85,473	$65,299	$96,874	$140,391
Net investment income	12,415	13,389	13,772	24,777
Net gains on alternative investments	2,666	2,905	1,095	25,461
Net realized gains on sale of fixed maturities	149	2,439	663	2,139
Other income	1,895	2,144	1,114	1,028

Total revenues	102,598	86,176	113,518	193,796

Losses and expenses
Losses, benefits and experience refunds	69,632	71,717	102,647	135,284
Acquisition costs	24,191	14,818	22,743	35,986
Interest expense	(148)	911	315	3,755
General and administrative expenses	5,875	4,723	4,856	5,883

Total losses and expenses	99,550	92,169	130,561	180,908

Income (loss) before minority interest	$3,048	$(5,993)	$(17,043)	$12,888

Net income (loss)	$2,604	$(5,003)	$(14,338)	$10,983

Basic earnings (loss) per share	$0.07	$(0.13)	$(0.37)	$0.29

Diluted earnings (loss) per share	$0.06	$(0.13)	$(0.37)	$0.28