Form 10-Q
period 2005-03-31
MAX RE CAPITAL LTD
filed 2005-05-02
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of April 29, 2005 was 46,417,878.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$262,739	$239,188
Fixed maturities, available for sale at fair value	2,245,390	2,156,011
Alternative investments, at fair value	1,170,187	1,119,028
Accrued interest income	26,190	24,257
Premiums receivable	322,668	262,714
Losses recoverable from reinsurers	410,596	388,067
Funds withheld	17,599	17,599
Deferred acquisition costs	90,797	54,770
Deferred charges	6,063	6,958
Prepaid reinsurance premiums	80,978	79,337
Other assets	22,997	19,426

Total assets	$4,656,204	$4,367,355

LIABILITIES
Property and casualty losses and experience refunds	$1,562,269	$1,455,099
Life and annuity benefits and experience refunds	790,507	666,101
Deposit liabilities	226,829	266,479
Funds withheld from reinsurers	311,767	301,100
Unearned property and casualty premiums	551,513	447,633
Reinsurance balances payable	44,747	50,258
Accounts payable and accrued expenses	54,483	93,694
Bank loan	150,000	150,000

Total liabilities	3,692,115	3,430,364

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized; 46,417,878 shares issued and outstanding (2004 – 45,825,880)	46,418	45,826
Additional paid-in capital	663,411	652,029
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(21,513)	(13,294)
Accumulated other comprehensive income	103	22,227
Retained earnings	276,135	240,718

Total shareholders’ equity	964,089	936,991

Total liabilities and shareholders’ equity	$4,656,204	$4,367,355

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended March 31
	2005	2004
REVENUES
Gross premiums written	$455,689	$439,531
Reinsurance premiums ceded	(44,019)	(42,787)

Net premiums written	$411,670	$396,744

Earned premiums	$350,328	$233,290
Earned premiums ceded	(42,004)	(34,392)

Net premiums earned	308,324	198,898

Net investment income	23,689	18,846
Net gains on alternative investments	14,377	38,476
Net realized gains on sales of fixed maturities	390	5,781
Other income	1,318	1,168

Total revenues	348,098	263,169

LOSSES AND EXPENSES
Losses, benefits and experience refunds	268,298	166,385
Acquisition costs	21,502	31,783
Interest expense	6,232	11,843
General and administrative expenses	15,257	10,169

Total losses and expenses	311,289	220,180

NET INCOME	36,809	42,989

Change in net unrealized appreciation of fixed maturities	(21,515)	18,729
Foreign currency translation adjustment	(609)	(139)

COMPREHENSIVE INCOME	$14,685	$61,579

Basic earnings per share	$0.80	$0.94

Diluted earnings per share	$0.74	$0.87

Weighted average shares outstanding—basic	46,166,537	45,547,393

Weighted average shares outstanding—diluted	49,914,515	49,332,004

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2005	2004
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	45,826	45,185
Issuance of shares	592	541

Balance, end of period	46,418	45,726

Additional paid-in capital
Balance, beginning of period	652,029	637,772
Issuance of common shares	11,131	12,453
Stock option expense	251	129

Balance, end of period	663,411	650,354

Loans receivable from common share sales
Balance, beginning of period	(10,515)	(11,965)
Loans repaid	10,050	—

Balance, end of period	(465)	(11,965)

Unearned stock grant compensation
Balance, beginning of period	(13,294)	(4,032)
Stock grants awarded	(10,463)	(12,994)
Amortization	2,244	1,332

Balance, end of period	(21,513)	(15,694)

Accumulated other comprehensive income
Balance, beginning of period	22,227	25,790
Holding gains (losses) on fixed maturities arising in period	(21,125)	24,510
Net realized gains included in net income	(390)	(5,781)
Currency translation adjustments	(609)	(139)

Balance, end of period	103	44,380

Retained earnings
Balance, beginning of period	240,718	112,480
Net income	36,809	42,989
Dividends paid	(1,392)	(1,371)

Balance, end of period	276,135	154,098

Total shareholders’ equity	$964,089	$866,899

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2005	2004
OPERATING ACTIVITIES
Net income	$36,809	$42,989
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	2,495	1,461
Amortization of premium on fixed maturities	2,413	2,046
Net realized gains on sale of fixed maturities	(309)	(5,781)
Alternative investments	(51,418)	(157,046)
Accrued interest income	(1,933)	(1,232)
Premiums receivable	(59,954)	(64,998)
Losses recoverable from reinsurers	(22,259)	(31,811)
Funds withheld	—	(19,160)
Deferred acquisition costs	(36,027)	(42,785)
Deferred charges	895	(4,515)
Prepaid reinsurance premiums	(1,641)	(7,905)
Other assets	(3,571)	(7,649)
Property and casualty losses and experience refunds	107,170	146,174
Life and annuity benefits and experience refunds	124,406	(6,074)
Funds withheld from reinsurers	10,667	25,219
Unearned property and casualty premiums	103,880	206,569
Reinsurance balances payable	(5,511)	(20,460)
Accounts payable and accrued expenses	(39,211)	(19,726)

Cash from operating activities	166,550	35,316

INVESTING ACTIVITIES
Purchases of fixed maturities	(589,498)	(374,228)
Sales of fixed maturities	464,420	322,061
Redemptions of fixed maturities	12,420	12,889

Cash used in investing activities	(112,658)	(39,278)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,260	—
Dividends paid	(1,392)	(1,371)
Additions to deposit liabilities	13,916	30,407
Payments of deposit liabilities	(53,566)	(54,983)
Loans repaid	10,050	—

Cash used in financing activities	(29,732)	(25,947)

Effect of exchange rate on cash	(609)	(139)
Changes in cash and cash equivalents	23,551	(30,048)
Cash and cash equivalents, beginning of period	239,188	201,515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$262,739	$171,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid totaled $1,589 and $1,152 for the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (“Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified” and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004.

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

3. BANK LOAN

In February 2003, the Company completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, the Company entered into a total return swap with the purchaser of these shares whereby the Company received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $96.0 million at March 31, 2005 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment, which includes disability products. Within the property and casualty segment, the Company offers two products: reinsurance and insurance. As of January 1, 2005, the Company no longer distinguishes between alternative risk transfer reinsurance and traditional reinsurance products as the Company is writing significantly less alternative risk transfer business and has combined its reinsurance underwriting teams into one group. This is principally due to the shift in strategic focus towards traditional reinsurance that commenced in 2002. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate segment that includes its investments and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the three months ended March 31, 2005 and 2004 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$248,210	$64,255	$312,465	$143,224	$—	$455,689
Reinsurance premiums ceded	(15,978)	(28,000)	(43,978)	(41)	—	(44,019)

Net premiums written	$232,232	$36,255	$268,487	$143,183	$—	$411,670

Earned premiums	$139,318	$67,786	$207,104	$143,224	$—	$350,328
Earned premiums ceded	(12,566)	(29,397)	(41,963)	(41)	—	(42,004)

Net premiums earned	126,752	38,389	165,141	143,183	—	308,324
Net investment income	—	—	—	—	23,689	23,689
Net gains on sales of alternative investments	—	—	—	—	14,377	14,377
Net realized gains on sales of fixed maturities	—	—	—	—	390	390
Other income	—	—	—	—	1,318	1,318

Total revenues	126,752	38,389	165,141	143,183	39,774	348,098

Losses, benefits and experience refunds	89,722	27,561	117,283	151,015	—	268,298
Acquisition costs	20,857	424	21,281	221	—	21,502
Interest expense	—	—	—	—	6,232	6,232
General and administrative expenses	3,644	2,529	6,173	1,039	8,045	15,257

Total losses and expenses	114,223	30,514	144,737	152,275	14,277	311,289

Net income (loss)	$12,529	$7,875	$20,404	$(9,092)	$25,497	$36,809

Loss ratio	70.8%	71.8%	71.0%
Combined ratio	90.1%	79.5%	87.6%

The loss ratio is calculated by dividing losses, benefits and experience refunds by net premiums earned. The combined ratio is calculated by dividing total losses and expenses by net premiums earned. A loss or combined ratio is not provided for life and annuity products as these ratios are not normally considered appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2004
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$397,741	$41,790	$439,531	$—	$—	$439,531
Reinsurance premiums ceded	(20,139)	(22,648)	(42,787)	—	—	(42,787)

Net premiums written	$377,602	$19,142	$396,744	$—	$—	$396,744

Earned premiums	$185,579	$47,711	$233,290	$—	$—	$233,290
Earned premiums ceded	(16,237)	(18,155)	(34,392)	—	—	(34,392)

Net premiums earned	169,342	29,556	198,898	—	—	198,898
Net investment income	—	—	—	—	18,846	18,846
Net gains on sales of alternative investments	—	—	—	—	38,476	38,476
Net realized gains on sales of fixed maturities	—	—	—	—	5,781	5,781
Other income	—	—	—	—	1,168	1,168

Total revenues	169,342	29,556	198,898	—	64,271	263,169

Losses, benefits and experience refunds	136,437	22,228	158,665	7,720	—	166,385
Acquisition costs	30,407	1,160	31,567	216	—	31,783
Interest expense	—	—	—	—	11,843	11,843
General and administrative expenses	2,138	161	2,299	871	6,999	10,169

Total losses and expenses	168,982	23,549	192,531	8,807	18,842	220,180

Net income (loss)	$360	$6,007	$6,367	$(8,807)	$45,429	$42,989

Loss ratio	80.6%	75.2%	79.8%
Combined ratio	99.8%	79.7%	96.8%

The Company currently operates in two geographic segments: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(Expressed in thousands of United States Dollars)
North America	$185,857	$295,426
Europe	269,832	144,105
Reinsurance Ceded–North America	(26,556)	(28,615)
Reinsurance Ceded–Europe	(17,463)	(14,172)

	$411,670	$396,744

Three customers accounted for 31.4%, 12.1% and 8.1%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2005. Three customers accounted for 31.6%, 12.0% and 9.1%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2004.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on February 4, 2005 payable to shareholders of record on February 14, 2005.

The Company did not repurchase any common shares during the three months ended March 31, 2005. As of March 31, 2005, the remaining authorization under the Company’s share repurchase program was approximately $18.4 million.

6. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment. Although the variable quota share agreement with Grand Central Re remains in force, the parties have agreed that Max Re will not cede any new business to Grand Central Re with effect from January 1, 2004.

	March 31,
	2005	2004
	(Expressed in thousands of United States Dollars)
Losses recoverable from reinsurers	$198,540	$178,916
Prepaid reinsurance premiums	3,750	17,034
Deposit liability	36,492	42,886
Funds withheld from reinsurers	215,874	185,973
Reinsurance balances payable	3,391	8,885
Reinsurance premiums ceded	1,649	8,373
Earned premiums ceded	4,649	8,935
Other income	1,224	1,168
Losses, benefits and experience refunds	3,293	12,337
Interest expense	(515)	4,886

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the change in interest expense through the statement of income and comprehensive income on a monthly basis, in effect marking to market the funds withheld balance.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

Alternative Investment Managers

Moore Capital Management, LLC (together with its affiliates hereinafter referred to as “Moore Capital”), which is affiliated with certain shareholders and a director of Max Re Capital, served as fund of funds advisor for Max Re Diversified until April 1, 2004, when such management obligations were assigned, with the consent of the Company, to Moore Capital’s subsidiary Alstra Capital Management, LLC (“Alstra”).

For the three months ended March 31, 2005 and 2004, Moore Capital received aggregate management and incentive fees of $3.1 million and $1.1 million, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital. In addition, as the fund of funds advisor for Max Re Diversified, Alstra received $1.9 million and $1.4 million in fees for the three months ended March 31, 2005 and 2004, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Letter of Credit Facilities

The Company has three letter of credit facilities as of March 31, 2005. The Company’s primary letter of credit facility is with a syndicate of commercial banks, one of which is affiliated with a director of Max Re Capital. In June 2004, the Company amended the terms of this facility principally to increase the capacity of the facility from $270.0 million to $300.0 million. In accordance with the facility agreement, the syndicate will issue letters of credit that may total up to $270.0 million secured by fixed maturities and up to $30.0 million secured by alternative investments. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated third party. At March 31, 2005 and December 31, 2004, letters of credit totaling $217.0 million and $225.0 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $229.6 million and Max Re Diversified shares with a fair value of $82.6 million at March 31, 2005 were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo-und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated third party. At March 31, 2005 and December 31, 2004, letters of credit totaling $44.0 and $40.1 million, respectively, were issued by HVB under this facility. Fixed maturities and cash equivalents with a fair value of $50.3 million and Max Re Diversified shares with a fair value of $90.2 million at March 31, 2005 were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At March 31, 2005 letters of credit totaling $20.0 million were issued by ING under this facility. Fixed maturities and cash equivalents with a fair value of $20.5 million at March 31, 2005 were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain substantially similar covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at March 31, 2005.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amount)
Net income, as reported	$36,809	$42,989
Add: Stock-based employee compensation expense included in reported net income	251	129
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(623)	(729)

Pro forma net income	$36,437	$42,389

Earnings per share, as reported
Basic	$0.80	$0.94
Diluted	0.74	0.87
Earnings per share, pro forma
Basic	$0.79	$0.93
Diluted	0.73	0.86

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and our financial condition as of March 31, 2005. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 17, 2005.

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

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. Beginning in 2001, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, in the first quarter of 2005, we have observed a decrease in attractive property and casualty opportunities as competition has increased in most property and casualty lines of business that we write. With respect to the types of life and annuity contracts we offer, we are beginning to see more opportunities in the market, but remain cautious about whether these opportunities will result in additional business for us in the near term. However, we did execute a life and annuity reinsurance transaction during the three months ended March 31, 2005. Despite the increased property and casualty competition and increased life and annuity opportunities, we anticipate continuing greater demand for our property and casualty products than for our life and annuity products during the year 2005.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at March 31, 2005, the allocation of invested assets was approximately 68.2 % in cash and fixed maturities and 31.8 % in alternative investments.

Our principal operating subsidiary is Max Re. At March 31, 2005, Max Re had $927.9 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

We continued to perform well in the three months ended March 31, 2005. Our overall property and casualty underwriting results improved to produce an 87.6% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 96.8% in the three months ended March 31, 2004. We believe the improvement in our combined ratio is related to the shift in our product mix toward traditional reinsurance and insurance business in the last two years. In addition, during the three months ended March 31, 2005, we recognized favorable development of approximately $3.0 million on prior year reinsurance reserves. Our alternative investments produced a 1.20% return in the three months ended March 31, 2005 compared to 4.07% for the three months ended March 31, 2004.

During the three months ended March 31, 2005, our gross premiums written increased slightly as we wrote one life and annuity reinsurance contract with a European based client, largely offset by the non-renewal of three reinsurance contracts with North American based clients with an aggregate premium of approximately $165.0 million. Overall we produced a 3.7% increase in gross premiums written during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Gross premiums written for the property and casualty segment decreased by 28.9% to $312.5 million for the three months ended March 31, 2005 compared to $439.5 million for the three months ended March 31, 2004. Although overall production of property and casualty gross premiums written decreased, gross premiums written in our insurance product line increased 53.8% as we continue to grow our customer base and write more of this business. The 37.6% decrease in gross premiums written in our reinsurance product line is attributable to the non-renewal of three reinsurance contracts.

We closed a life and annuity reinsurance transaction during the three months ended March 31, 2005, resulting in gross written premium of $143.2 million compared to $Nil during the same period in 2004. We recognized $151.0 million in benefit expenses during the three months ended March 31, 2005 compared to $7.7 million for the three months ended March 31, 2004. The increase is due to the life and annuity transaction written during the three months ended March 31, 2005.

Our current emphasis on traditional reinsurance underwriting, coupled with over two years of insurance operations, has resulted in increased professional liability and general liability underwriting volume. We intend to continue to diversify our property and casualty underwriting business by writing business with a greater number of clients and by varying the underlying exposures assumed. As part of this effort, in the latter half of 2004 we hired an experienced property underwriting team.

We operate in a business where we expect volatility in our underwriting results arising from our reinsurance and insurance business. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures, establishing contractual liability caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we manage, and will continue to manage, this volatility effectively. In support of our belief, we note that, since we commenced operations in 2000, we have incurred small losses, relative to companies of comparable size, from the World Trade Center disaster, United States corporate scandals and the four third quarter 2004 hurricanes that struck Florida.

Our increased premium volume in property and casualty insurance, which is booked at a lower combined ratio than property and casualty reinsurance, and the net favorable development on prior year reserves for our property and casualty reinsurance product line resulted in improved underwriting performance in the three months ended March 31, 2005. Consequently, our property and casualty combined ratio improved to 87.6% for the three months ended March 31, 2005 compared to 96.8% for the three months ended March 31, 2004.

Losses, benefits and experience refunds represented our largest expense and accounted for 63.7% of total liabilities at March 31, 2005. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to support management’s estimates. As a result of new information received during the three months ended March 31, 2005, we recognized approximately $3.0 million in favorable development on prior years reinsurance reserves.

Net income for the three months ended March 31, 2005 was $36.8 million compared to $43.0 million for the three months ended March 31, 2004. The results for the three months ended March 31, 2005 were principally attributable to increased underwriting income generated from our property and casualty business offset by lower income from our alternative investments and lower realized capital gains compared to the three months ended March 31, 2004.

The New York State Attorney General and other regulatory authorities have recently launched investigations into broker conduct and the accounting of certain types of finite risk reinsurance transactions. We are not a party to any related litigation and have not received any subpoena or information requests and have conducted an internal review of our business arrangements. We have discovered no evidence that we were involved in the type of conduct that is the subject of the investigations. It is not possible to predict the ultimate effect of the investigations or their impact on the reinsurance industry or our business.

Our investments during the three months ended March 31, 2005 produced a total return of 0.46% compared to 2.98% for the three months ended March 31, 2004. The cash and fixed maturities portfolio produced a total return of 0.14% during the three months ended March 31, 2005 compared to 2.40% for the three months ended March 31, 2004. During the three months ended March 31, 2005, our alternative investments generated a 1.20% rate of return compared to a 4.07% rate of return for the same period in 2004. Given the negative performance of the major fixed income and equity indices over the three months ended March 31, 2005, we believe the performance of our investments was consistent with the broader investment market returns.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the three months ended March 31, 2005, we generated $166.6 million of cash from operations and invested $112.7 million in fixed maturities. We expect to generate positive operating cash flow during 2005 through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance business. Additionally, we recognize returns from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying contracts. Life and annuity premiums are generally earned when the premium is due from policyholders. Each of our reinsurance contracts contains unique pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize realized capital gains or losses on our fixed maturities investments at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions and the underlying operating results of our private equity reinsurance investments.

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

Interest expense principally reflects the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is recorded on the funds withheld balances based on various contractual and negotiated rates. The interest expense attributable to the funds withheld under a variable quota share retrocession agreement with Grand Central Re, our largest funds withheld balance, is based on the average of two total return fixed maturity indices. A charge or credit may be recorded in interest expense on this contract in any given period. As a result, interest expense is expected to vary from period to period with a corresponding entry to funds withheld. Interest expense on the remaining balance of funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. In addition, interest expense also includes interest on deposit contracts and interest on the bank loan at a rate based on LIBOR plus a spread.

General and administrative expenses are principally employee salaries and related personnel costs, office rent, amortization of leasehold improvements and other operating costs. These costs are primarily fixed in nature and do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2005. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 17, 2005, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We operate in the reinsurance and insurance business serving two segments: the property and casualty segment and the life and annuity segment. Within the property and casualty segment, we offer two products: reinsurance and insurance. As of January 1, 2005, we no longer distinguish between alternative risk transfer reinsurance and traditional reinsurance products as we are writing significantly less alternative risk transfer business and have combined our reinsurance underwriting teams into one group. This is principally due to our shift in strategic focus towards traditional reinsurance. Within the life and annuity segment, we currently offer reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. We also have a corporate segment that includes our investment and financing functions. We do not allocate assets by segment and accordingly, we evaluate performance of underwriting operations without the allocation of investment income.

Results of Underwriting Operations

Property and Casualty Reinsurance Products

	Three Months Ended March 31, 2005	% change	Three Months Ended March 31, 2004
	In millions of US Dollars
Gross premiums written	$248.2	(37.6)%	$397.7
Reinsurance premiums ceded	(16.0)	(20.4)%	(20.1)

Net premiums written	232.2	(38.5)%	377.6

Net premiums earned(a)	126.8	(25.1)%	169.3

Losses and experience refunds(b)	89.7	(34.2)%	136.4
Acquisition costs	20.9	(31.3)%	30.4
General and administrative expenses	3.6	71.4%	2.1

Total losses and expenses(c)	114.2	(32.4)%	168.9

Net underwriting income	12.6		0.4

Loss ratio(b)/(a)	70.8%		80.6%
Combined ratio(c)/(a)	90.1%		99.8%

The loss ratio (“loss ratio”) is calculated by dividing losses, benefits and experience refunds (shown as (b)) by net premium earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for property and casualty reinsurance products for the three months ended March 31, 2005 were $248.2 million compared to $397.7 million for the three months ended March 31, 2004, a decrease of 37.6%. This decrease included the non-renewal of three reinsurance contracts that accounted for approximately $165.0 million of premium in the three months ended March 31, 2004. We chose not to renew these contracts as the terms and conditions did not meet our underwriting criteria. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed.

Reinsurance premiums ceded. Reinsurance premiums ceded for reinsurance products for the three months ended March 31, 2005 were $16.0 million compared to $20.1 million for the three months ended March 31, 2004, a decrease of 20.4%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with traditional reinsurance and to manage the exposure retained by us on certain transactions.

Net premiums earned. Net premiums earned for reinsurance products decreased by 25.1% to $126.8 million for the three months ended March 31, 2005. The decrease is principally attributed to the non-renewal of three reinsurance contracts that accounted for approximately $54.5 million of premium earned in the three month period ended March 31, 2004.

Losses and experience refunds. Losses and experience refunds relating to the reinsurance product line were $89.7 million for the three months ended March 31, 2005 compared to $136.4 million for the three months ended March 31, 2004, a decrease of 34.2%, which is greater than the decrease in our premiums earned for this product line. The loss ratio for our reinsurance product line for the three months ended March 31, 2005 was 70.8% compared to 80.6% for the three months ended March 31, 2004. The decrease in loss ratio is largely attributable to the net favorable development of approximately $3.0 million on reinsurance reserves relating to prior years.

Acquisition costs. Acquisition costs were $20.9 million for the three months ended March 31, 2005 compared to $30.4 million for the three months ended March 31, 2004, a decrease of 31.3%. The decrease in acquisition costs is more than the 25.1% decrease in premiums earned for the three months ended March 31, 2005 due to lower average acquisition costs on premiums earned. Acquisition costs during each of the three months ended March 31, 2005 and 2004 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing reinsurance business. Acquisition costs are customarily associated with the type of premium that we write. A significant component of deferred policy acquisition costs is ceding commissions paid to the buyer of our reinsurance products.

General and administrative expenses. General and administrative expenses were $3.6 million for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004, an increase of 71.4%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff. The general and administrative expense to net premiums earned ratio was 2.9% for the three months ended March 31, 2005 compared to 1.3% for the three months ended March 31, 2004.

Net underwriting income. Net underwriting income attributable to reinsurance products for the three months ended March 31, 2005 was $12.6 million compared to $0.4 million for the three months ended March 31, 2004. The results for the three months ended March 31, 2005 were principally attributable to the net favorable development on our prior year reinsurance reserves combined with the shift in business mix within the reinsurance product line towards products that are expected to generate greater underwriting profit.

Property and Casualty Insurance Products

	Three Months Ended March 31, 2005	% change	Three Months Ended March 31, 2004
	In millions of US Dollars
Gross premiums written	$64.3	53.8%	$41.8
Reinsurance premiums ceded	(28.0)	23.9%	(22.6)

Net premiums written	36.3	89.1%	19.2

Net premiums earned(a)	38.4	29.7%	29.6

Losses and experience refunds(b)	27.6	24.3%	22.2
Acquisition costs	0.4	(66.7)%	1.2
General and administrative expenses	2.5		0.2

Total losses and expenses(c)	30.5	29.2%	23.6

Net underwriting income	7.9	31.7%	6.0

Loss ratio(b)/(a)	71.8%		75.2%
Combined ratio(c)/(a)	79.5%		79.7%

Gross premiums written. Gross premiums written for property and casualty insurance products for the three months ended March 31, 2005 were $64.3 million compared to $41.8 million for the three months ended March 31, 2004, an increase of 53.8%. The increase is the result of the continued expansion of this product line, including the addition of our property underwriting team. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in less material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance products for the three months ended March 31, 2005 were $28.0 million compared to $22.6 million for the three months ended March 31, 2004, an increase of 23.9%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure. Our risk retention strategy remains consistent with past periods.

Net premiums earned. Net premiums earned on our insurance products increased by 29.7% to $38.4 million for the three months ended March 31, 2005. The increase is attributed to our expansion of the insurance product line over the past two years and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Losses and experience refunds. Losses and experience refunds relating to the insurance product line were $27.6 million for the three months ended March 31, 2005 compared to $22.2 million for the three months ended March 31, 2004, an increase of 24.3%, which is lower than the increase in our premiums earned for this product line. The loss ratio for our insurance product line for the three months ended March 31, 2005 was 71.8% compared to 75.2% for the same period in 2004. As our portfolio of insurance contracts matures and we receive more updates of expected losses, we will continue to refine our estimated reserves. Our present reserves are based on client specific loss data, supplemented with industry loss data. During the three months ended March 31, 2005, there were no adjustments relating to prior year contracts.

Acquisition costs. Acquisition costs were $0.4 million for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004, a decrease of 66.7%. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs during each of the three months ended March 31, 2005 and 2004 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty business.

General and administrative expenses. General and administrative expenses were $2.5 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004. The increase resulted principally from expenses associated with additional staff, including a new property underwriting team. The general and administrative expense to net premiums earned ratio was 6.6% for the three months ended March 31, 2005 compared to 0.5% for the three months ended March 31, 2004.

Net underwriting income. Net underwriting income attributable to the traditional insurance products for the three months ended March 31, 2005 was $7.9 million compared to $6.0 million for the three months ended March 31, 2004. The results for the three months ended March 31, 2005 were principally attributable to increased insurance premium earned as well as an improved combined ratio.

Life and Annuity Products

	Three Months Ended March 31, 2005	% change	Three Months Ended March 31, 2004
	In millions of US Dollars
Gross premiusm written	$143.2	N/A	$—
Reinsurance premiums ceded	—	N/A	—

Net premiums written	143.2	N/A	—

Net premiums earned	143.2	N/A	—

Benefits and experience refunds	151.0		7.7
Acquisition costs	0.2	0.0%	0.2
General and administrative expenses	1.0	11.1%	0.9

Total benefits and expenses	152.3		8.8

Net underwriting loss	(9.1)	(3.4)%	(8.8)

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

Gross premiums written. Gross premiums written for life and annuity products for the three months ended March 31, 2005 were $143.2 million compared to $Nil for the three months ended March 31, 2004. We were able to write one large annuity contract in the three months ended March 31, 2005. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. There were no reinsurance premiums ceded for life and annuity products for the three month periods ended March 31, 2005 and 2004.

Net premiums earned. Life and annuity business written during the three month period was fully earned in that period.

Benefits and experience refunds. Benefits and experience refunds relating to the life and annuity product line were $151.0 million for the three months ended March 31, 2005 compared to $7.7 million for the three months ended March 31, 2004. The increase was principally due to the recognition of losses associated with the premiums written and earned in the current period.

Acquisition costs. Acquisition costs were $0.2 million for the three months ended March 31, 2005 compared to $0.2 million for the three months ended March 31, 2004. The type of life and annuity transactions that we write typically have small acquisition costs.

General and administrative expenses. General and administrative expenses were $1.0 million for the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. General and administrative expenses have remained constant as a result of stable staffing levels.

Net underwriting loss. Net underwriting loss attributable to the life and annuity product for the three months ended March 31, 2005 was $(9.1) million compared to $(8.8) million for the three months ended March 31, 2004. The results are driven by the accretion of the life and annuity reserves over time. Although we expect to incur underwriting losses in connection with our life and annuity contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin.

Corporate Activities

	Three Months Ended March 31, 2005	% change	Three Months Ended March 31, 2004
	In millions of US Dollars
Net investment income	$23.7	26.1%	$18.8

Net gains on alternative assets	14.4	(62.6)%	38.5

Net realized gains on sale of fixed maturities	0.4	(93.1)%	5.8

Other income	1.3	8.3%	1.2

Interest expense	6.2	(47.5)%	11.8

General and administrative expenses	8.0	14.3%	7.0

Net income	25.5	(43.8)%	45.4

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the three months ended March 31, 2005 increased $4.9 million to $23.7 million compared to $18.8 million for the three months ended March 31, 2004, an increase of 26.1%. The increase was principally attributable to the growth in the fixed maturities portfolio from $1,666.5 million to $2,245.4 million, resulting from cash flow from operations since March 31, 2004. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the three months ended March 31, 2005 was 3.98% compared to 4.14% for the three months ended March 31, 2004.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $14.4 million, or 1.20%, including a gain of $0.7 million from our private equity reinsurance investments, for the three months ended March 31, 2005 compared to $38.5 million, or 4.07%, including a gain of $1.7 million from our private equity reinsurance investments, for the three months ended March 31, 2004. The lower return when compared to the same period in the prior year is consistent with returns provided in the broader investment markets in each period. For example, the S&P 500 returned (2.15)% and the Merrill Lynch Master Bond Index returned (0.44)% in the three months ended March 31, 2005 compared to 1.69% and 2.66%, respectively, in the three months ended March 31, 2004.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains in the three months ended March 31, 2005 of $0.4 million are the result of the sale of fixed maturities for normal portfolio rebalancing purposes. The realized gains in the three months ended March 31, 2004 of $5.8 million are the result of the sale of fixed maturities for normal portfolio rebalancing purposes.

We own a portfolio of investment grade fixed maturity investments that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturity investments are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

Interest expense. Interest expense was $6.2 million for the three months ended March 31, 2005 compared to $11.8 million for the three months ended March 31, 2004, a decrease of 47.5%. Interest expense includes $(0.5) million of interest expense in relation to the Grand Central Re quota share funds withheld for the three months ended March 31, 2005 compared to $4.9 million for the three months ended March 31, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices which had a negative total return for the three months ended March 31, 2005.

General and administrative costs. General and administrative expenses were $8.0 million for the three months ended March 31, 2005 compared to $7.0 million for the three months ended March 31, 2004. The increase in general and administrative costs resulted principally from expenses associated with the expansion of our corporate staff. Our total general and administrative expenses to net premiums earned ratio was 5.0% for the three months ended March 31, 2005 compared to 5.1% for the three months ended March 31, 2004.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $3,678.3 million at March 31, 2005 compared to $3,514.2 million at December 31, 2004, an increase of 4.7%. The increase in cash and invested assets resulted principally from $166.6 million in cash flows from operations generated in the three months ended March 31, 2005, which is net of $37.0 million of additional investments in alternative assets and the appreciation of the alternative investment portfolio of $14.4 million, partially offset by the decline in accumulated other comprehensive income of $22.1 million and dividends paid of $1.4 million.

Property and casualty losses and experience refunds. Property and casualty losses and experience refunds totaled $1,562.3 million at March 31, 2005 compared to $1,455.1 million at December 31, 2004, an increase of 7.4%. The increase in property and casualty losses and experience refunds was principally attributable to losses associated with premiums earned during the three months ended March 31, 2005, partially offset by losses paid and changes in reserve estimates from prior years.

Life and annuity benefits and experience refunds. Life and annuity benefits and experience refunds totaled $790.5 million at March 31, 2005 compared to $666.1 million at December 31, 2004. The increase in the three months ended March 31, 2005 was principally attributable to the reinsurance transaction written and earned during the three months ended March 31, 2005, partially offset by benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $410.6 million at March 31, 2005 compared to $388.1 million at December 31, 2004, an increase of 5.8%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 48.3% of our losses recoverable at March 31, 2005. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 101% of its loss recoverable obligations. In addition, at March 31, 2005, one other retrocessionaire accounted for 20.4% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 65% of its loss recoverable obligations. All remaining loss recoverables are from organizations rated “A- (Excellent)” or higher by A.M. Best Company.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $96.0 million at March 31, 2005 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants.

Shareholders’ equity. Our shareholders’ equity increased to $964.1 million at March 31, 2005 from $937.0 million at December 31, 2004, an increase of 2.9%, principally reflecting income of $36.8 million partially offset by a decrease in accumulated other comprehensive income of $22.1 million for the three months ended March 31, 2005. Additionally, $10.1 million of loans receivable for common share sales were repaid during the three months ended March 31, 2005.

Liquidity. We generated $166.6 million of cash from operations during the three months ended March 31, 2005 compared to $35.3 million for the three months ended March 31, 2004. The increase in operating cash flow principally reflects the increased life and annuity reinsurance transactions written and earned during the period. The two principal factors related to our operating cash flow are premium collections and timing of loss payments. We write casualty business, which generally has a long claim-tail and it is expected that we will generate significant operating cash flow while we build a portfolio of reserves on our balance sheet. We believe that our reserves currently have an average duration of approximately four and a half years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

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

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2005, Max Re, which is required to have approximately $180.0 million in statutory capital and surplus in order to pay dividends, had approximately $820.0 million in statutory capital and surplus.

Capital resources. At March 31, 2005, our capital structure consisted of common equity. Total capitalization amounted to $964.1 million as compared to $937.0 million at December 31, 2004, an increase of 2.9%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We regularly review our capital adequacy and evaluate various capital alternatives and believe our current level of capital is sufficient to support our current reinsurance and insurance operations.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three letter of credit facilities as of March 31, 2005 providing an aggregate of $370.0 million of letter of credit capacity. Each of our letter of credit facilities requires that we comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our letter of credit facilities at March 31, 2005.

On February 4, 2005, Max Re Capital’s board of directors declared a shareholder dividend of $0.03 per share payable to shareholders of record on February 14, 2005. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On April 29, 2005, Max Re Capital’s board of directors declared a dividend of $0.05 per share to be paid on May 27, 2005 to shareholders of record on May 13, 2005.

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

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligation	$150,000	$—	$150,000	$—	$—

Operating lease obligations	12,248	1,392	2,818	3,062	4,976

Property and casualty losses and experience refunds	1,562,269	439,158	548,659	299,534	274,918

Life and annuity benefits and experience refunds	1,270,799	76,996	139,168	123,724	930,911

Deposit liabilities	343,153	71,665	72,108	69,472	129,908

Total	$3,338,469	$589,211	$912,753	$495,792	$1,340,713

The reserves for losses, benefits and experience refunds together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits, experience refunds and deposit liabilities. As more fully discussed in “Critical Accounting Policies—Losses, benefits and experience refunds” in our Annual Report on Form 10-K for the year ended December 31, 2004, the estimation of losses, benefits and experience refunds is based on various complex and subjective judgments. Actual losses, benefits and experience refunds paid may differ, perhaps significantly from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses, benefits and experience refunds is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of March 31, 2005 and do not include any allowance for claims for future events within the time period specified. As such, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and experience refunds recorded in the financial statements at March 31, 2005 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 123 (revised 2004)—Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R)—Share-Based Payment (SFAS 123(R)), a revision of SFAS No. 123—Accounting for Stock-Based Compensation (SFAS 123). Both statements supersede APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic effect of those transactions in the financial statements. SFAS 123(R) also eliminates alternative methods of accounting for stock-based compensation in order to allow for greater comparability between companies. We are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, we are required to record compensation costs for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. On January 1, 2003 we adopted the expense recognition provision of SFAS 123 for all stock options granted on or after January 1, 2003. The calculation of fair value is similar under SFAS 123 and SFAS 123(R), but the revised statement requires, among other things, estimates of the number of awards that are expected to vest, no decrease in recognition of compensation cost if vested awards expire without being exercised and the adjustment of future expense based on revisions to fair value due to award modifications after grant date. The effective date for SFAS 123(R) has been deferred from periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. We believe that the amount of additional share-based compensation expense to be recognized by us under the provisions of SFAS 123(R) will not be material.

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

As of March 31, 2005, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At March 31, 2005, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.59%, or approximately $103.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.68%, or approximately $105.1 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2005, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.96%, or approximately $22.9 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.96%, or approximately $22.9 million.

ITEM 4. Controls and Procedures

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

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended March 31, 2005.

PART II. OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total (January 1, 2005 to March 31, 2005)(1)	—	—	—	$18.4 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $50 million of common shares by resolutions of our board of directors adopted on September 27, 2001 and July 26, 2002. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $18.4 million of common shares as of May 1, 2005. The repurchase program has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit	Description
10.1	Amendment to Confirmation Between Canadian Imperial Bank of Commerce and Max Re Ltd., dated February 28, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2005.

10.2	Letter Agreement, dated March 22, 2005, between W. Dave Brining and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2005).

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 17, 2005).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Re Capital Ltd.

/s/ Robert J. Cooney
Name:	Robert J. Cooney
Title:	President and Chief Executive Officer
Date:	May 2, 2005

/s/ Keith S. Hynes
Name:	Keith S. Hynes
Title:	Executive Vice President and Chief Financial Officer
Date:	May 2, 2005

S-1