Form 10-Q
period 2005-06-30
MAX RE CAPITAL LTD
filed 2005-08-01
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of July 22, 2005 was 46,099,712.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$270,405	$239,188
Fixed maturities, available for sale at fair value	2,246,704	2,156,011
Alternative investments, at fair value	1,168,621	1,119,028
Accrued interest income	25,653	24,257
Premiums receivable	313,231	262,714
Losses recoverable from reinsurers	411,057	388,067
Funds withheld	16,876	17,599
Deferred acquisition costs	89,167	54,770
Prepaid reinsurance premiums	89,452	79,337
Other assets	27,678	26,384

Total assets	$4,658,844	$4,367,355

LIABILITIES
Property and casualty losses	$1,495,996	$1,455,099
Life and annuity benefits	789,171	666,101
Deposit liabilities	225,673	266,479
Funds withheld from reinsurers	301,751	301,100
Unearned property and casualty premiums	558,062	447,633
Reinsurance balances payable	47,366	50,258
Accounts payable and accrued expenses	65,809	93,694
Bank loan	150,000	150,000

Total liabilities	3,633,828	3,430,364

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized; 46,099,712 shares issued and outstanding (2004 – 45,825,880)	46,100	45,826
Additional paid-in capital	656,894	652,029
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(19,282)	(13,294)
Accumulated other comprehensive income	45,635	22,227
Retained earnings	296,134	240,718

Total shareholders’ equity	1,025,016	936,991

Total liabilities and shareholders’ equity	$4,658,844	$4,367,355

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
REVENUES
Gross premiums written	$245,107	$183,654	$700,796	$623,185
Reinsurance premiums ceded	(52,898)	(47,567)	(96,917)	(90,353)

Net premiums written	$192,209	$136,087	$603,879	$532,832

Earned premiums	$235,598	$206,557	$585,927	$439,847
Earned premiums ceded	(43,710)	(34,739)	(85,715)	(69,130)

Net premiums earned	191,888	171,818	500,212	370,717
Net investment income	24,965	19,696	48,653	38,542
Net gains on alternative investments	3,597	1,038	17,975	39,514
Net realized gains (losses) on sales of fixed maturities	813	(2,575)	1,203	3,205
Other income	1,182	1,211	2,500	2,379

Total revenues	222,445	191,188	570,543	454,357

LOSSES AND EXPENSES
Losses and benefits	156,524	135,305	424,822	301,690
Acquisition costs	17,921	29,199	39,422	60,982
Interest expense	13,372	95	19,605	11,937
General and administrative expenses	12,310	13,945	27,567	24,115

Total losses and expenses	200,127	178,544	511,416	398,724

NET INCOME	22,318	12,644	59,127	55,633
Change in net unrealized appreciation of fixed maturities	49,248	(55,689)	27,733	(36,960)
Foreign currency translation adjustment	(3,716)	572	(4,325)	433

COMPREHENSIVE INCOME (LOSS)	$67,850	$(42,473)	$82,535	$19,106

Basic earnings per share	$0.48	$0.28	$1.28	$1.22

Diluted earnings per share	$0.45	$0.26	$1.19	$1.13

Weighted average shares outstanding—basic	46,258,301	45,725,811	46,155,728	45,636,602

Weighted average shares outstanding—diluted	49,746,583	48,852,992	49,773,858	49,092,498

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2005	2004
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	45,826	45,185
Issuance of common shares	609	553
Repurchase of shares	(335)	—

Balance, end of period	46,100	45,738

Additional paid-in capital
Balance, beginning of period	652,029	637,772
Issuance of shares	11,478	12,671
Stock option expense	412	272
Repurchase of shares	(7,025)	—

Balance, end of period	656,894	650,715

Loans receivable from common share sales
Balance, beginning of period	(10,515)	(11,965)
Loans repaid	10,050	1,000

Balance, end of period	(465)	(10,965)

Unearned stock grant compensation
Balance, beginning of period	(13,294)	(4,032)
Stock grants awarded	(10,812)	(12,994)
Amortization	4,824	3,026

Balance, end of period	(19,282)	(14,000)

Accumulated other comprehensive income (loss)
Balance, beginning of period	22,227	25,790
Holding gains (losses) on fixed maturities arising in period	28,936	(33,755)
Net realized gains included in net income	(1,203)	(3,205)
Currency translation adjustments	(4,325)	433

Balance, end of period	45,635	(10,737)

Retained earnings
Balance, beginning of period	240,718	112,480
Net income	59,127	55,633
Dividends paid	(3,711)	(2,743)

Balance, end of period	296,134	165,370

Total shareholders’ equity	$1,025,016	$826,121

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2005	2004
OPERATING ACTIVITIES
Net income	$59,127	$55,633
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	5,236	3,298
Amortization of premium on fixed maturities	4,642	4,293
Net realized gains on sale of fixed maturities	(1,203)	(3,205)
Alternative investments	(50,298)	(185,093)
Accrued interest income	(1,396)	(1,961)
Premiums receivable	(50,517)	442
Losses recoverable from reinsurers	(22,990)	(56,503)
Funds withheld	723	(18,014)
Deferred acquisition costs	(34,397)	(24,018)
Prepaid reinsurance premiums	(10,115)	(20,556)
Other assets	(1,294)	(10,514)
Property and casualty losses	40,897	269,236
Life and annuity benefits	123,070	(15,613)
Funds withheld from reinsurers	651	45,257
Unearned property and casualty premiums	110,429	182,525
Reinsurance balances payable	(2,892)	(24,222)
Accounts payable and accrued expenses	(27,885)	(17,744)

Cash from operating activities	141,788	183,241

INVESTING ACTIVITIES
Purchases of fixed maturities	(774,613)	(615,145)
Sales of fixed maturities	689,499	479,119
Redemptions of fixed maturities	19,420	20,489

Cash used in investing activities	(65,694)	(115,537)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,275	230
Repurchases of common shares	(7,360)	—
Dividends paid	(3,711)	(2,743)
Additions to deposit liabilities	15,460	32,760
Payments of deposit liabilities	(56,266)	(57,605)
Loans repaid	10,050	1,000

Cash used in financing activities	(40,552)	(26,358)

Effect of exchange rate on cash	(4,325)	433

Changes in cash and cash equivalents	31,217	41,779
Cash and cash equivalents, beginning of period	239,188	201,515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270,405	$243,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $3,469 and $1,992 for the six months ended June 30, 2005 and 2004, respectively.

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

3. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $96.9 million at June 30, 2005 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. The Company considers the property and casualty reinsurance and the property and casualty insurance segments separately, following organizational changes that were made in the three months ended June 30, 2005. Previously, the Company viewed reinsurance and insurance as being two products within the property and casualty segment. Within the property and casualty reinsurance segment, the Company offers quota share and excess of loss capacity in respect to a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, the Company generally offers excess of loss capacity on specific risks related to one insured. Within the life and annuity segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate function that includes its investments and financing functions. The Company does not allocate assets by segment.

A summary of operations by segment for the six months ended June 30, 2005 and 2004 is as follows:

(Expressed in thousands of United States Dollars)

Six Months Ended June 30, 2005

	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$348,320	$175,174	$523,494	$177,302	$—	$700,796
Reinsurance premiums ceded	(24,103)	(72,417)	(96,520)	(397)	—	(96,917)

Net premiums written	$324,217	$102,757	$426,974	$176,905	$—	$603,879

Earned premiums	$266,023	$142,602	$408,625	$177,302	$—	$585,927
Earned premiums ceded	(22,746)	(65,572)	(85,318)	(397)	—	(85,715)

Net premiums earned	243,277	80,030	323,307	176,905	—	500,212
Net investment income	—	—	—	—	48,653	48,653
Net gains on sales of alternative investments	—	—	—	—	17,975	17,975
Net realized gains on sales of fixed maturities	—	—	—	—	1,203	1,203
Other income	—	—	—	—	2,500	2,500

Total revenues	243,277	80,030	323,307	176,905	70,331	570,543

Losses and benefits	174,129	57,793	231,922	192,900	—	424,822
Acquisition costs	39,139	(857)	38,282	1,140	—	39,422
Interest expense	—	—	—	—	19,605	19,605
General and administrative expenses	7,571	5,275	12,846	1,836	12,885	27,567

Total losses and expenses	220,839	62,211	283,050	195,876	32,490	511,416

Net income (loss)	$22,438	$17,819	$40,257	$(18,971)	$37,841	$59,127

Loss Ratio	71.6%	72.2%	71.7%
Combined Ratio	90.8%	77.7%	87.5%

The loss ratio is calculated by dividing losses and benefits by net premiums earned. The combined ratio is calculated by dividing total losses and expenses by net premiums earned. A loss or combined ratio is not provided for life and annuity products as these ratios are not normally considered appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

Six Months Ended June 30, 2004

	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$509,141	$111,805	$620,946	$2,239	$—	$623,185
Reinsurance premiums ceded	(38,324)	(51,581)	(89,905)	(448)	—	(90,353)

Net premiums written	$470,817	$60,224	$531,041	$1,791	$—	$532,832

Earned premiums	$337,509	$100,099	$437,608	$2,239	$—	$439,847
Earned premiums ceded	(29,135)	(39,547)	(68,682)	(448)	—	(69,130)

Net premiums earned	308,374	60,552	368,926	1,791	—	370,717
Net investment income	—	—	—	—	38,542	38,542
Net gains on sales of alternative investments	—	—	—	—	39,514	39,514
Net realized gains on sales of fixed maturities	—	—	—	—	3,205	3,205
Other income	—	—	—	—	2,379	2,379

Total revenues	308,374	60,552	368,926	1,791	83,640	454,357

Losses and benefits	239,920	44,929	284,849	16,841	—	301,690
Acquisition costs	57,447	2,012	59,459	1,523	—	60,982
Interest expense	—	—	—	—	11,937	11,937
General and administrative expenses	5,922	3,040	8,962	2,204	12,949	24,115

Total losses and expenses	303,289	49,981	353,270	20,568	24,886	398,724

Net income (loss)	$5,085	$10,571	$15,656	$(18,777)	$58,754	$55,633

Loss Ratio	77.8%	74.2%	77.2%
Combined Ratio	98.4%	82.5%	95.8%

The Company currently operates in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
	(Expressed in thousands of United States Dollars)
North America	$384,946	$466,717
Europe	315,850	156,468
Reinsurance Ceded—North America	(67,969)	(65,397)
Reinsurance Ceded—Europe	(28,948)	(24,956)

	$603,879	$532,832

Three customers accounted for 20.4%, 8.6% and 5.8%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2005. Three customers accounted for 24.4%, 18.1% and 7.0%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2004.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared dividends of $0.03 per share and $0.05 per share on February 4, 2005 and April 28, 2005, respectively, payable to shareholders of record on February 14, 2005 and May 13, 2005, respectively.

The Company repurchased 335,000 common shares at an average cost of $21.97 per share for a total consideration of $7.4 million during the six months ended June 30, 2005. As of June 30, 2005, the remaining authorization under the Company’s share repurchase program was approximately $11.0 million.

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

	June 30,
	2005	2004
	(Expressed in thousands of United States Dollars)
Losses recoverable from reinsurers	$173,646	$185,423
Prepaid reinsurance premiums	1,500	19,606
Deposit liabilities	36,442	42,995
Funds withheld from reinsurers	194,006	195,238
Reinsurance balances payable	4,585	8,636
Reinsurance premiums ceded	2,424	18,036
Earned premiums ceded	7,674	16,026
Other income	2,407	2,354
Losses and benefits	6,209	22,505
Interest expense	6,057	651

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

Alternative Investment Managers

Moore Capital Management, LLC (together with its affiliates hereinafter referred to as “Moore Capital”), which is affiliated with certain shareholders and a director of Max Re Capital, served as fund of funds advisor for Max Re Diversified until April 1, 2004, when such management obligations were assigned, with the consent of the Company, to Moore Capital’s subsidiary, Alstra Capital Management, LLC (“Alstra”).

For the six months ended June 30, 2005 and 2004, Moore Capital earned aggregate management and incentive fees of $4.7 million and $1.3 million, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital. In addition, as the fund of funds advisor for Max Re Diversified, Alstra received $3.8 million and $2.9 million in fees for the six months ended June 30, 2005 and 2004, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of June 30, 2005. The Company’s primary credit facility, entered into in June 2005, provides $450.0 million of letter of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company replaced its then existing credit facility with this new facility principally to increase credit capacity from $300.0 million to $450.0 million, to provide that a portion of the facility be available for loans to Max Re or Max Re Capital as well as letters of credit for Max Re and to permit that portion of the facility to be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $350.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re or

Max Re Capital up to an aggregate of $100.0 million, with a maximum of $50.0 million to Max Re Capital. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At June 30, 2005 and December 31, 2004, letters of credit totaling $238.7 million and $225.0 million, respectively, were issued and outstanding under this facility. As of June 30, 2005, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $261.5 million at June 30, 2005 were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At June 30, 2005 and December 31, 2004, letters of credit totaling $44.3 million and $40.1 million, respectively, were issued by HVB under this facility. Fixed maturities and cash equivalents with a fair value of $53.6 million at June 30, 2005 were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At June 30, 2005 letters of credit totaling $20.0 million were issued by ING under this facility. Fixed maturities and cash equivalents with a fair value of $22.6 million at June 30, 2005 were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain substantially similar covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at June 30, 2005.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Expressed in thousands of United States dollars, except per share amounts)
Net income, as reported	$22,318	$12,644	$59,127	$55,633
Add: Stock-based employee compensation expense included in reported net income	161	143	412	272
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(501)	(740)	(1,123)	(1,470)

Pro forma net income	$21,978	$12,047	$58,416	$54,435

Earnings per share, as reported
Basic	$0.48	$0.28	$1.28	$1.22
Diluted	0.45	0.26	1.19	1.13
Earnings per share, pro forma
Basic	$0.48	$0.26	$1.27	$1.19
Diluted	0.44	0.25	1.17	1.11

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 and our financial condition as of June 30, 2005. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 17, 2005.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the Securities and Exchange Commission) include, without limitation, acceptance in the market of our products, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rates, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. Since 2001, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, in the first six months of 2005, we have observed a decrease in attractive property and casualty opportunities as competition has increased in most property and casualty lines of business that we write. With respect to the types of life and annuity contracts we offer, we have begun to see more opportunities in the market, but remain cautious about whether these opportunities will result in additional business for us in the near term. However, we did execute two life and annuity reinsurance transactions during the six months ended June 30, 2005. Despite the increased property and casualty competition and increased life and annuity opportunities, we anticipate continuing greater gross premium written volume for our property and casualty products than for our life and annuity products during the year 2005.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at June 30, 2005, the allocation of invested assets was approximately 68.3% in cash and fixed maturities and 31.7% in alternative investments.

Our principal operating subsidiary is Max Re. At June 30, 2005, Max Re had $992.8 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

We continued to have favorable underwriting results in the six months ended June 30, 2005. Our overall property and casualty underwriting results improved to produce an 87.5% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 95.8% in the six months ended June 30, 2004. We believe the improvement in our combined ratio is related to the shift in our product mix toward traditional reinsurance and insurance business during the last three years. In addition, during the six months ended June 30, 2005, we recognized favorable development of approximately $5.5 million on prior year reinsurance reserves. Alternative investments, which produced a 1.46% return in the six months ended June 30, 2005 compared to 4.17 % for the six months ended June 30, 2004, have partially offset our favorable underwriting results in 2005. The alternative investment performance was below our expectations for the six month period. We believe the alternative investment market in general has been affected by a convergence of short and long term interest rates, combined with volatility in the corporate credit market.

During the six months ended June 30, 2005, our gross premiums written increased 12.5% as we continued to expand our property and casualty insurance premium volume and we wrote two life and annuity reinsurance contracts generating $175.4 million of gross premiums written, largely offset by the non-renewal of four property and casualty reinsurance contracts with an aggregate premium of approximately $225.0 million.

We continued to expand our customer base and had success with renewals in the property and casualty insurance segment, resulting in a 56.7% increase in premiums written for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Gross premiums written for the property and casualty reinsurance segment decreased by 31.6% to $348.3 million for the six months ended June 30, 2005 compared to $509.1 million for the six months ended June 30, 2004. The decrease in gross premiums written in our reinsurance segment is attributable to the non-renewal of four reinsurance contracts with North American based clients with an aggregate premium of approximately $225.0 million in 2004.

We continue to emphasize casualty lines in our property and casualty segments with the largest portion of gross premiums written coming from professional liability and general liability. We intend to continue to diversify our property and casualty underwriting by writing business with a greater number of clients and by varying the underlying exposures assumed. As part of this effort, in the latter half of 2004 we hired an experienced property underwriting team. In addition, the average size of our property and casualty reinsurance transactions has decreased by approximately 43% to $4.0 million for the six month period ended June 30, 2005 in comparison to $7.0 million the same period in 2004, reflecting the transition to a more diversified portfolio.

Gross premiums written for the life and annuity reinsurance segment increased to $177.3 million during the six months ended June 30, 2005 compared to $2.2 million during the same period in 2004, principally due to two life and annuity reinsurance contracts written during the six months ended June 30, 2005. We recognized $192.9 million in benefit expenses during the six months ended June 30, 2005 compared to $16.8 million for the six months ended June 30, 2004. The increase in benefits is principally due to the life and annuity transactions written during the six months ended June 30, 2005.

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

Our increased premium volume in property and casualty insurance, which is booked at a lower combined ratio than property and casualty reinsurance, and the net favorable development on prior year reserves for our property and casualty reinsurance product line resulted in improved underwriting performance in the six months ended June 30, 2005. Consequently, our property and casualty combined ratio improved to 87.5% for the six months ended June 30, 2005 compared to 95.8% for the six months ended June 30, 2004.

Losses and benefits represented our largest expense and accounted for 62.9% of total liabilities at June 30, 2005. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to support management’s estimates. As a result of settling certain contracts with clients and new information received during the six months ended June 30, 2005, we recognized approximately $5.5 million in favorable development on prior years reinsurance reserves.

Net income for the six months ended June 30, 2005 was $59.1 million compared to $55.6 million for the six months ended June 30, 2004. The results for the six months ended June 30, 2005 were principally attributable to increased underwriting income generated from our property and casualty business offset by lower income from our alternative investments and lower realized capital gains compared to the six months ended June 30, 2004.

The New York State Attorney General and other regulatory authorities have launched investigations into broker conduct and the accounting of certain types of finite risk reinsurance transactions. We are not a party to any related litigation and have not received any subpoena or information requests. Moreover, we conducted an internal review of our business arrangements and we have discovered no evidence that we were involved in the type of conduct that is the subject of the investigations. It is not possible to predict the ultimate effect of the investigations or their impact on the reinsurance industry or our business. During the six months ended June 30, 2005 we settled the majority of outstanding balances in relation to Placement Service Agreements (PSAs) with insurance brokers, which we had terminated with effect from September 30, 2004.

Our investments during the six months ended June 30, 2005 produced a total return of 2.81% compared to 1.68% for the six months ended June 30, 2004. The cash and fixed maturities portfolio produced a total return of 3.46% during the six months ended June 30, 2005 compared to 0.29% for the six months ended June 30, 2004. The increase in total return was driven by changes in market interest rates that led to an increase in unrealized holding gains on fixed maturities, which are a component of accumulated other comprehensive income. During the six months ended June 30, 2005, our alternative investments generated a 1.46% rate of return compared to a 4.17% rate of return for the same period in 2004. We believe the alternative investment market in general has been affected by a convergence of short and long term interest rates, combined with volatility in the corporate credit market.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the six months ended June 30, 2005, we generated $141.8 million of cash from operations and invested $65.7 million in fixed maturities. We expect to generate positive operating cash flow during 2005 through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

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

Expenses

Our principal expenses are losses and benefits, acquisition costs, interest expense and general and administrative expenses. Losses and benefits are based on the amount and type of reinsurance and insurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses and benefits based on actuarial estimates of the expected losses and benefits to be incurred on each contract written. The ultimate losses and benefits depend on the actual costs to settle these liabilities. We increase or decrease losses and benefits estimates as actual claim reports are received. Our ability to estimate losses and benefits accurately at the time of pricing our contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a negotiated percentage of the premiums on reinsurance and insurance contracts written. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners on our reinsurance and insurance business. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. We defer and amortize these costs over the period in which the related premiums are earned.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2005. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 17, 2005, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and loss adjustment expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We operate in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. We consider the property and casualty reinsurance and the property and casualty insurance segments separately, following organizational changes that were made in the three months ended June 30, 2005. Previously, we viewed reinsurance and insurance as being two products within the property and casualty segment. Within the property and casualty reinsurance segment, we offer quota share and excess of loss capacity in respect to a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, we generally offer excess of loss capacity on specific risks related to one insured. Within the life and annuity segment, we currently offer reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. We also have a corporate function that includes our investment and financing functions. We do not allocate assets by segment.

.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended June 30, 2005	% change	Three Months Ended June 30, 2004
	In millions of US Dollars
Gross premiums written	$100.1	(10.1)%	$111.4
Reinsurance premiums ceded	(8.1)	(55.5)%	(18.2)

Net premiums written	$92.0	(1.3)%	$93.2

Net premiums earned(a)	$116.5	(16.2)%	$139.0

Losses(b)	84.4	(18.5)%	103.5
Acquisition costs	18.3	(32.2)%	27.0
General and administrative expenses	3.9	2.6%	3.8

Total losses and expenses(c)	$106.6	(20.6)%	$134.3

Net underwriting income	$9.9	110.6%	$4.7

Loss ratio(b)/(a)	72.4%		74.4%
Combined ratio(c)/(a)	91.5%		96.6%

The loss ratio (“loss ratio”) is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended June 30, 2005 were $100.1 million compared to $111.4 million for the three months ended June 30, 2004, a decrease of 10.1%. This decrease included the non-renewal of one reinsurance contracts that accounted for approximately $60.0 million of premium during the three months ended June 30, 2004. We chose not to renew this contract as the renewal terms and conditions did not meet our current underwriting criteria. This decrease was partially offset by one reinsurance contract, accounting for $22.5 million of premium, that was previously written in the three months ended September 30, 2004, which was renewed during the three months ended June 30, 2005. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended June 30, 2005 were $8.1 million compared to $18.2 million for the three months ended June 30, 2004, a decrease of 55.5%. The decrease largely relates to additional premium on contracts written in prior years being ceded to Grand Central Re during the three months ended June 30, 2004, pursuant to a quota share arrangement under which we are no longer ceding new business. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our traditional reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 16.2% to $116.5 million for the three months ended June 30, 2005. The decrease is principally attributed to the non-renewal of one reinsurance contract that accounted for approximately $27.0 million of premium earned during the three month period ended June 30, 2004.

Losses. Losses relating to property and casualty reinsurance were $84.4 million for the three months ended June 30, 2005 compared to $103.5 million for the three months ended June 30, 2004, a decrease of 18.5%, which is greater than the decrease in our premiums earned for this segment due to lower average losses on premiums earned. The loss ratio for our reinsurance segment for the three months ended June 30, 2005 was 72.4% compared to 74.4% for the three months ended June 30, 2004. The decrease in loss ratio is partially attributable to the net favorable development of approximately $2.5 million on reinsurance reserves relating to prior years.

Acquisition costs. Acquisition costs were $18.3 million for the three months ended June 30, 2005 compared to $27.0 million for the three months ended June 30, 2004, a decrease of 32.2%. The decrease in acquisition costs is more than the 16.2% decrease in premiums earned for the three months ended June 30, 2005 due to lower average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $3.9 million for the three months ended June 30, 2005 compared to $3.8 million for the three months ended June 30, 2004, an increase of 2.6%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff offset by lower bonus accruals in 2005 compared to 2004. The general and administrative expense to net premiums earned ratio was 3.4% for the three months ended June 30, 2005 compared to 2.7% for the three months ended June 30, 2004.

Net underwriting income. Net underwriting income attributable to the property and casualty reinsurance segment for the three months ended June 30, 2005 was $9.9 million compared to $4.7 million for the three months ended June 30, 2004. The results for the three months ended June 30, 2005 were principally attributable to the net favorable development on our prior year reinsurance reserves combined with the shift in business mix within property and casualty reinsurance towards transactions that are expected to generate greater underwriting profit.

Property and Casualty Insurance Segment

	Three Months Ended June 30, 2005	% change	Three Months Ended June 30, 2004
	In millions of US Dollars
Gross premiums written	$110.9	58.4%	$70.0
Reinsurance premiums ceded	(44.4)	53.6%	(28.9)

Net premiums written	$66.5	61.8%	$41.1

Net premiums earned(a)	$41.6	34.2%	$31.0

Losses(b)	30.2	33.0%	22.7
Acquisition costs	(1.3)	n/a %	0.9
General and administrative expenses	2.8	0.0%	2.8

Total losses and expenses(c)	$31.7	19.6%	$26.5

Net underwriting income	$9.9	115.2%	$4.6

Loss ratio(b)/(a)	72.6%		73.2%
Combined ratio(c)/(a)	76.1%		85.3%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended June 30, 2005 were $110.9 million compared to $70.0 million for the three months ended June 30, 2004, an increase of 58.4%. The increase is the result of the continued expansion of this segment, including the addition of our property underwriting team. Typically, our insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in less material premium adjustments than our property and casualty reinsurance business.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended June 30, 2005 were $44.4 million compared to $28.9 million for the three months ended June 30, 2004, an increase of 53.6%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and therefore will tend to increase when gross premiums written increase. As not all of the contracts we write qualify for inclusion in the quota share treaties, however, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned on insurance increased by 34.2% to $41.6 million for the three months ended June 30, 2005. The increase is attributed to our expansion of insurance over the past three years and reflects the earning pattern of a larger and increasingly mature portfolio of insurance contracts.

Losses. Losses relating to insurance were $30.2 million for the three months ended June 30, 2005 compared to $22.7 million for the three months ended June 30, 2004, an increase of 33.0%, which is lower than the increase in our net premiums earned for this segment. The loss ratio for insurance for the three months ended June 30, 2005 was 72.6% compared to 73.2% for the same period in 2004. As our portfolio of insurance contracts matures and we receive more reports and updates of losses, we will continue to refine our estimated reserves. Our present reserves are based on client specific historic loss data, supplemented with industry loss data and reported losses.

Acquisition costs. Acquisition costs were $(1.3) million for the three months ended June 30, 2005 compared to $0.9 million for the three months ended June 30, 2004. The decline in acquisition costs resulted from the settlement of the majority of our 2004 PSA obligations to brokers at $1.5 million less than our accrued liability. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs during each of the three months ended June 30, 2005 and 2004 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty insurance business.

General and administrative expenses. General and administrative expenses were $2.8 million for the three months ended June 30, 2005 compared to $2.8 million for the three months ended June 30, 2004. The general and administrative expense to net premiums earned ratio was 6.7% for the three months ended June 30, 2005 compared to 9.0% for the three months ended June 30, 2004.

Net underwriting income. Net underwriting income attributable to the property and casualty insurance segment for the three months ended June 30, 2005 was $9.9 million compared to $4.6 million for the three months ended June 30, 2004. The results for the three months ended June 30, 2005 were principally attributable to increased insurance premium earned as well as an improved combined ratio.

Life and Annuity Reinsurance Segment

	Three Months Ended June 30, 2005	% change	Three Months Ended June 30, 2004
	In millions of US Dollars
Gross premiums written	$34.1		$2.2
Reinsurance premiums ceded	(0.4)		(0.4)

Net premiums written	$33.7		$1.8

Net premiums earned	$33.7		$1.8

Benefits	41.9		9.1
Acquisition costs	0.9	(30.8)%	1.3
General and administrative expenses	0.8	(38.5)%	1.3

Total benefits and expenses	$43.6		$11.7

Net underwriting loss	$(9.9)	0.0%	$(9.9)

The nature of life and annuity transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not necessarily representative of future trends.

Gross premiums written. Gross premiums written for the life and annuity segment for the three months ended June 30, 2005 were $34.1 million compared to $2.2 million for the three months ended June 30, 2004. We wrote one reinsurance contract during the three months ended June 30, 2005. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for life and annuity for each of the three month periods ended June 30, 2005 and 2004 were $0.4 million. The life and annuity premium ceded relates to the quota share agreement with Grand Central Re. Effective January 2004, Grand Central Re stopped accepting new business and the premiums ceded for the three month periods ended June 30, 2005 and 2004 relate to additional premiums ceded on contracts written in prior years.

Net premiums earned. Life and annuity business written during each of the three month periods ended June 30 was fully earned.

Benefits. Benefits relating to life and annuity reinsurance were $41.9 million for the three months ended June 30, 2005 compared to $9.1 million for the three months ended June 30, 2004. The increase was principally due to the recognition of losses associated with the premiums written and earned in the current period.

Acquisition costs. Acquisition costs were $0.9 million for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004. The type of life and annuity transactions that we bind typically have low acquisition costs.

General and administrative expenses. General and administrative expenses were $0.8 million for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004. General and administrative expenses have decreased as a result of a decrease in staffing levels.

Net underwriting loss. Net underwriting loss attributable to the life and annuity segment for the three months ended June 30, 2005 was $9.9 million compared to $9.9 million for the three months ended June 30, 2004. The results are driven by the accretion of the life and annuity benefits over time. Although we expect to incur underwriting losses in connection with our life and annuity contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin.

Corporate Activities

	Three Months Ended June 30, 2005	% change	Three Months Ended June 30, 2004
	In millions of US Dollars
Net investment income	$25.0	26.9%	$19.7
Net gains on alternative investments	3.6	260.0%	1.0
Net realized gains (losses) on sale of fixed maturities	0.8	n/a %	(2.6)
Other income	1.2	0.0%	1.2
Interest expense	(13.4)	n/a %	(0.1)
General and administrative expenses	(4.8)	(18.6)%	(5.9)

Net income	$12.4	(6.8)%	$13.3

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the three months ended June 30, 2005 increased $5.3 million to $25.0 million compared to $19.7 million for the three months ended June 30, 2004, an increase of 26.9%. The increase was principally attributable to the growth in the fixed maturities portfolio from $1,682.1 million at June 30, 2004 to $2.246.7 million at June 30, 2005, resulting from cash flow from operations since June 30, 2004. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended June 30, 2005 was 4.09 % compared to 4.18% for the three months ended June 30, 2004.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $3.6 million, or 0.26%, including a gain of $5.2 million from our private equity reinsurance investments, for the three months ended June 30, 2005 compared to $1.0 million, or 0.10%, including a gain of $2.4 million from our private equity reinsurance investments, for the three months ended June 30, 2004. We believe the alternative investment market in general has been affected by a convergence of short and long term interest rates combined with volatility in the corporate credit market. As a result, our fixed income arbitrage and convertible arbitrage strategies have produced negative returns, offsetting positive returns on other strategies.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains in the three months ended June 30, 2005 and June 30, 2004 of $0.8 million and $(2.6) million, respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing requirements.

Interest expense. Interest expense was $13.4 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. Interest expense includes $6.6 million of interest expense in relation to the Grand Central Re quota share funds withheld balances for the three months ended June 30, 2005, compared to interest income of $4.2 million for the three months ended June 30, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a positive total return for the three months ended June 30, 2005, compared to a negative return for the three months ended June 30, 2004.

General and administrative expenses. General and administrative expenses were $4.8 million for the three months ended June 30, 2005 compared to $5.9 million for the three months ended June 30, 2004. The decrease in general and administrative costs resulted principally from lower bonus accruals in 2005 compared to 2004. Our total general and administrative expenses to net premiums earned ratio was 6.4% for the three months ended June 30, 2005 compared to 8.1% for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Six Months Ended June 30, 2005	% change	Six Months Ended June 30, 2004
	In millions of US Dollars
Gross premiums written	$348.3	(31.6)%	$509.1
Reinsurance premiums ceded	(24.1)	(37.1)%	(38.3)

Net premiums written	$324.2	(31.1)%	$470.8

Net premiums earned(a)	$243.2	(21.1)%	$308.4

Losses(b)	174.1	(27.4)%	239.9
Acquisition costs	39.1	(32.0)%	57.5
General and administrative expenses	7.6	28.8%	5.9

Total losses and expenses(c)	$220.8	(27.2)%	$303.3

Net underwriting income	$22.4	339.2%	$5.1

Loss ratio(b)/(a)	71.6%		77.8%
Combined ratio(c)/(a)	90.8%		98.4%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the six months ended June 30, 2005 were $348.3 million compared to $509.1 million for the six months ended June 30, 2004, a decrease of 31.6%. This decrease included the non-renewal of four reinsurance contracts that accounted for approximately $225.0 million of premium in the six months ended June 30, 2004. We chose not to renew these contracts as the renewal terms and conditions did not meet our current underwriting criteria. The decrease was partially offset by one reinsurance contract accounting for $22.5 million of premium that was previously written in the three months ended September 30, 2004, which was renewed in the three months ended June 30, 2005.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the six months ended June 30, 2005 were $24.1 million compared to $38.3 million for the six months ended June 30, 2004, a decrease of 37.1%. The decrease largely relates to additional premium on contracts written in prior years being ceded to Grand Central Re during the six months ended June 30, 2004, pursuant to a quota share arrangement under which we are no longer ceding new business. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our traditional reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 21.1% to $243.2 million for the six months ended June 30, 2005. The decrease is principally attributed to the non-renewal of four reinsurance contracts that accounted for approximately $84.5 million of net premiums earned in the six month period ended June 30, 2004.

Losses. Losses relating to property and casualty reinsurance were $174.1 million for the six months ended June 30, 2005 compared to $239.9 million for the six months ended June 30, 2004, a decrease of 27.4%, which is greater than the decrease in net premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the six months ended June 30, 2005 was 71.6% compared to 77.8% for the six months ended June 30, 2004. The decrease in loss ratio is partially attributable to the net favorable development of approximately $5.5 million on reinsurance reserves relating to prior years.

Acquisition costs. Acquisition costs were $39.1 million for the six months ended June 30, 2005 compared to $57.5 million for the six months ended June 30, 2004, a decrease of 32.0%. The decrease in acquisition costs is more than the 21.1% decrease in premiums earned for the six months ended June 30, 2005 due to lower average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $7.6 million for the six months ended June 30, 2005 compared to $5.9 million for the six months ended June 30, 2004, an increase of 28.8%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff. The general and administrative expense to net premiums earned ratio was 3.1% for the six months ended June 30, 2005 compared to 1.9% for the six months ended June 30, 2004.

Net underwriting income. Net underwriting income attributable to property and casualty reinsurance for the six months ended June 30, 2005 was $22.4 million compared to $5.1 million for the six months ended June 30, 2004. The results for the six months ended June 30, 2005 were principally attributable to the net favorable development on our prior year reinsurance reserves combined with the shift in business mix within the reinsurance product line towards products that are expected to generate greater underwriting profit.

Property and Casualty Insurance Segment

	Six Months Ended June 30, 2005	% change	Six Months Ended June 30, 2004
	In millions of US Dollars
Gross premiums written	$175.2	56.7%	$111.8
Reinsurance premiums ceded	(72.4)	40.3%	(51.6)

Net premiums written	$102.8	70.8%	$60.2

Net premiums earned(a)	$80.0	32.2%	$60.5

Losses(b)	57.8	28.7%	44.9
Acquisition costs	(0.9)	n/a %	2.0
General and administrative expenses	5.3	76.7%	3.0

Total losses and expenses(c)	$62.2	24.7%	$49.9

Net underwriting income	$17.8	67.9%	$10.6

Loss ratio(b)/(a)	72.2%		74.2%
Combined ratio(c)/(a)	77.7%		82.5%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the six months ended June 30, 2005 were $175.2 million compared to $111.8 million for the six months ended June 30, 2004, an increase of 56.7%. The increase is the result of the continued expansion of this segment, including the addition of our property underwriting team.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the six months ended June 30, 2005 were $72.4 million compared to $51.6 million for the six months ended June 30, 2004, an increase of 40.3%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and therefore will tend to increase when gross premiums written increase. As not all of the contracts we write qualify for inclusion in the quota share treaties, however, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned on insurance increased by 32.2% to $80.0 million for the six months ended June 30, 2005. The increase is attributed to our expansion of the insurance product line over the past three years and reflects the earning pattern of a larger and increasingly mature portfolio of insurance contracts.

Losses. Losses relating to insurance were $57.8 million for the six months ended June 30, 2005 compared to $44.9 million for the six months ended June 30, 2004, an increase of 28.7%, which is lower than the increase in our premiums earned for this segment. The loss ratio for our insurance segment for the six months ended June 30, 2005 was 72.2% compared to 74.2% for the same period in 2004. As our portfolio of insurance contracts matures and we receive more reports and updates of losses, we will continue to refine our estimated reserves. Our present reserves are based on client specific historic loss data, supplemented with industry loss data and reported losses.

Acquisition costs. Acquisition costs were $(0.9) million for the six months ended June 30, 2005 compared to $2.0 million for the six months ended June 30, 2004. The decline in acquisition costs largely resulted from the settlement of the majority of our 2004 PSA obligations to brokers at $1.5 million less than our accrued liability. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $5.3 million for the six months ended June 30, 2005 compared to $3.0 million for the six months ended June 30, 2004. The increase resulted principally from expenses associated with additional staff, including a new property underwriting team. The general and administrative expense to net premiums earned ratio was 6.6% for the six months ended June 30, 2005 compared to 5.0% for the six months ended June 30, 2004.

Net underwriting income. Net underwriting income attributable to the traditional insurance for the six months ended June 30, 2005 was $17.8 million compared to $10.6 million for the six months ended June 30, 2004. The results for the six months ended June 30, 2005 were principally attributable to increased insurance premium earned as well as an improved combined ratio.

Life and Annuity Reinsurance Segment

	Six Months Ended June 30, 2005	% change	Six Months Ended June 30, 2004
	In millions of US Dollars
Gross premiums written	$177.3		$2.2
Reinsurance premiums ceded	(0.4)		(0.4)

Net premiums written	$176.9		$1.8

Net premiums earned	$176.9		$1.8

Benefits	192.9		16.9
Acquisition costs	1.2	(20.0)%	1.5
General and administrative expenses	1.8	(18.2)%	2.2

Total benefits and expenses	$195.9		$20.6

Net underwriting loss	$(19.0)	1.1%	$(18.8)

The nature of life and annuity transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not representative of future trends.

Gross premiums written. Gross premiums written for the life and annuity segment for the six months ended June 30, 2005 were $177.3 million compared to $2.2 million for the six months ended June 30, 2004. We wrote one large annuity contract with a European based client for premium of $142.9 million and one reinsurance contract for premium of $32.5 million during the six months ended June 30, 2005.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for life and annuity products for the six month periods ended June 30, 2005 and 2004 were $0.4 million. The life and annuity premium ceded relates to the quota share with Grand Central Re.

Net premiums earned. Life and annuity business written during the each of six month periods was fully earned in those periods.

Benefits. Benefits relating to the life and annuity segment were $192.9 million for the six months ended June 30, 2005 compared to $16.9 million for the six months ended June 30, 2004. The increase was principally due to the recognition of losses associated with the premiums written and earned in the current period.

Acquisition costs. Acquisition costs were $1.2 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. The type of life and annuity transactions that we bind typically have low acquisition costs.

General and administrative expenses. General and administrative expenses were $1.8 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004. General and administrative expenses have decreased as a result of a reduction in staffing levels.

Net underwriting loss. Net underwriting loss attributable to the life and annuity segment for the six months ended June 30, 2005 was $(19.0) million compared to $(18.8) million for the six months ended June 30, 2004. The results are driven by the accretion of life and annuity benefits over time. Although we expect to incur underwriting losses in connection with our life and annuity contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin.

Corporate Activities

	Six Months Ended June 30, 2005	% change	Six Months Ended June 30, 2004
	In millions of US Dollars
Net investment income	$48.7	26.5%	$38.5
Net gains on alternative assets	18.0	(54.4)%	39.5
Net realized gains on sale of fixed maturities	1.2	(62.5)%	3.2
Other income	2.5	4.2%	2.4
Interest expense	(19.6)	64.7%	(11.9)
General and administrative expenses	(12.9)	0.0%	(12.9)

Net income	$37.9	(35.5)%	$58.8

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the six months ended June 30, 2005 increased $10.2 million to $48.7 million compared to $38.5 million for the six months ended June 30, 2004, an increase of 26.5%. The increase was principally attributable to the growth in the fixed maturities portfolio from $1,682.1 million at June 30, 2004 to $2,246.7 million at June 30, 2005, resulting from cash flow from operations since June 30, 2004. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the six months ended June 30, 2005 was 4.04% compared to 4.16% for the six months ended June 30, 2004.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $18.0 million, or 1.46%, including a gain of $5.9 million from our private equity reinsurance investments, for the six months ended June 30, 2005 compared to $39.5 million, or 4.17%, including a gain of $4.1 million from our private equity reinsurance investments, for the six months ended June 30, 2004. We believe the alternative investment market in general has been affected by a convergence of short and long term interest rates combined with volatility in the corporate credit market. As a result our fixed income arbitrage and convertible arbitrage strategies have produced negative returns, offsetting positive returns on other strategies.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains for the six months ended June 30, 2005 and June 30, 2004 of $1.2 million and $3.2 million respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing requirements.

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

Interest expense. Interest expense was $19.6 million for the six months ended June 30, 2005 compared to $11.9 million for the six months ended June 30, 2004, an increase of 64.7%. Interest expense includes $6.1 million of interest expense in relation to the Grand Central Re quota share funds withheld for the six months ended June 30, 2005 compared to $0.7 million for the six months ended June 30, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices which had a higher total return for the six months ended June 30, 2005 compared to the same period in 2004.

General and administrative costs. General and administrative expenses were $12.9 million for the six months ended June 30, 2005 compared to $12.9 million for the six months ended June 30, 2004. Our total general and administrative expenses to net premiums earned ratio was 5.5% for the six months ended June 30, 2005 compared to 6.5% for the six months ended June 30, 2004.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $3,685.7 million at June 30, 2005 compared to $3,514.2 million at December 31, 2004, an increase of 4.9%. The increase in cash and invested assets resulted principally from $141.8 million in cash flows from operations generated in the six months ended June 30, 2005, which is net of $32.3 million of additional investments in alternative assets and the appreciation of the alternative investment portfolio of $18.0 million. In addition, accumulated other comprehensive income increased by $23.4 million. These increases were partially offset by net payments of deposit liabilities of $40.8 million, share repurchases of $7.4 million and dividends paid of $3.7 million.

Property and casualty losses. Property and casualty losses totaled $1,496.0 million at June 30, 2005 compared to $1,455.1 million at December 31, 2004, an increase of 2.8%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the six months ended June 30, 2005, partially offset by losses paid and changes in reserve estimates on carried property and casualty losses.

Life and annuity benefits. Life and annuity benefits totaled $789.2 million at June 30, 2005 compared to $666.1 million at December 31, 2004. The increase in the six months ended June 30, 2005 was principally attributable to reinsurance transactions written and earned during the six months ended June 30, 2005, partially offset by benefit payments on existing contracts in force.

Losses recoverable from reinsurers. Losses recoverable from reinsurers totaled $411.1 million at June 30, 2005 compared to $388.1 million at December 31, 2004, an increase of 5.9%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 42.2% of our losses recoverable at June 30, 2005. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 102.7% of its loss recoverable obligations. In addition, at June 30, 2005, one other retrocessionaire accounted for 20.3% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 70.5% of its loss recoverable obligations. All remaining loss recoverables are from organizations rated “A- (Excellent)” or higher by A.M. Best Company.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $96.9 million at June 30, 2005 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants.

Shareholders’ equity. Our shareholders’ equity increased to $1,025.0 million at June 30, 2005 from $937.0 million at December 31, 2004, an increase of 9.4%, principally reflecting net income of $59.1 million and an increase in accumulated other comprehensive income of $23.4 million for the six months ended June 30, 2005. Additionally, $10.1 million of loans receivable from common share sales were repaid during the six months ended June 30, 2005.

Liquidity. We generated $141.8 million of cash from operations during the six months ended June 30, 2005 compared to $183.2 million for the six months ended June 30, 2004. The decrease in operating cash flow principally reflects the commutation of one large reinsurance contract. Two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We write casualty business, which generally has a long claim-tail and it is expected that we will generate significant operating cash flow while we build a portfolio of reserves on our balance sheet. We believe that our reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to expected loss payments, increased loss amounts or settlement of losses earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our 5 years of operating history and can access our bank credit facility described in Note 7 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2005, Max Re, which is required to have approximately $215.0 million in statutory capital and surplus in order to pay dividends, had approximately $890.0 million in statutory capital and surplus.

Capital resources. At June 30, 2005, our capital structure consisted of common equity. Total capitalization amounted to $1,025.0 million as compared to $937.0 million at December 31, 2004, an increase of 9.4%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We regularly review our capital adequacy and evaluate various capital alternatives and believe our current level of capital is sufficient to support our current reinsurance and insurance operations.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of June 30, 2005 providing an aggregate of $520.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at June 30, 2005.

On February 4, 2005 and April 29, 2005, Max Re Capital’s board of directors declared a shareholder dividend of $0.03 per share and $0.05 per share, respectively, payable to shareholders of record on February 14, 2005 and May 13, 2005, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On July 29, 2005, Max Re Capital’s board of directors declared a dividend of $0.05 per share to be paid on August 26, 2005 to shareholders of record on August 12, 2005.

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

Contractual Obligations

TO BE UPDATED

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank loan obligation	$150,000	$—	$150,000	$—	$—

Operating lease obligations	11,901	1,392	2,853	3,062	4,594

Property and casualty losses	1,495,996	299,574	588,319	319,146	288,957

Life and annuity benefits	1,289,219	79,944	143,825	127,433	938,017

Deposit liabilities	329,939	71,562	61,968	69,293	127,116

Total	$3,277,055	$452,472	$946,965	$518,934	$1,358,684

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in “Critical Accounting Policies—Losses and benefits” in our Annual Report on Form 10-K for the year ended December 31, 2004, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of June 30, 2005 and do not include any allowance for claims for future events within the time period specified. As such, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at June 30, 2005 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 123 (revised 2004)—Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R)—Share-Based Payment (SFAS 123(R)), a revision of SFAS No. 123—Accounting for Stock-Based Compensation (SFAS 123). Both statements supersede APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic effect of those transactions in the financial statements. SFAS 123(R) also eliminates alternative methods of accounting for stock-based compensation in order to allow for greater comparability between companies. We are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, we are required to record compensation costs for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. On January 1, 2003 we adopted the expense recognition provision of SFAS 123 for all stock options granted on or after January 1, 2003. The calculation of fair value is similar under SFAS 123 and SFAS 123(R), but the revised statement requires, among other things, estimates of the number of awards that are expected to vest, no decrease in recognition of compensation cost if vested awards expire without being exercised and the adjustment of future expense based on revisions to fair value due to award modifications after grant date. The effective date for SFAS 123(R) has been deferred from periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. We believe that the amount of additional share-based compensation expense to be recognized by us under the provisions of SFAS 123(R) will not be material.

In June 2005, FASB finalized FSP EITF Issue 03-1-a and issued re-titled FSP FAS 115-1 – The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. We believe that our current policy on other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard will not have a material effect on the consolidated financial statements.

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

As of June 30, 2005, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At June 30, 2005, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.53%, or approximately $101.8 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 5.22%, or approximately $117.3 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At June 30, 2005, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.73%, or approximately $20.2 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.73%, or approximately $20.2 million.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended June 30, 2005.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2005 to April 30, 2005) (1)	—	—	—	$18.4 million
(May 1, 2005 to May 31, 2005)	335,000	$21.97	335,000	$11.0 million
(June 1, 2005 to June 30, 2005)	—	—	—	$11.0 million

Total (April 1, 2005 to June 30, 2005)(1)	335,000	$21.97	335,000	$11.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed quarterly “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $75 million of common shares by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $36.0 million of common shares as of August 1, 2005. The repurchase program has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders. Max Re Capital held its Annual General Meeting of Shareholders on April 28, 2005. For more information on the following proposals, see Max Re Capital’s proxy statement dated March 23, 2005.

(1) The shareholders elected four Class 2 directors of Max Re Capital to serve until Max Re Capital’s annual general meeting of shareholders in 2008:

Director	For	Against	Abstain
William H. Heyman	39,410,640	683,110	681,905
Willis T. King, Jr.	39,538,513	554,992	682,151
Peter A. Minton	39,405,355	753,681	682,151
Steven M. Skala	39,556,061	603,957	681,169

The terms of Directors Zack H. Bacon III, John R. Barber, W. Marston Becker, Laurence W. Cheng, Robert J. Cooney, Mario P. Torsiello and James L. Zech continued after the meeting.

(2) The shareholders approved an amendment to the Company’s 2000 Stock Incentive Plan (the “Plan”) to increase the number of shares issuable under the Plan from 5 million to 8 million shares:

For	23,768,440
Against	10,555,055
Abstain	16,486

(3) The shareholders approved an amendment to the Plan to allow for the granting of Awards (as defined in the Plan to include options, restricted shares, restricted share units, purchases, share awards or any other awards based on the value of the Company’s common shares) to the Company’s Non-Employee Directors (as such term is defined in the Plan):

For	24,414,612
Against	9,225,378
Abstain	699,990

(4) The shareholders ratified the appointment of KPMG, Hamilton, Bermuda, as the Company’s independent auditors for 2005:

For	40,161,383
Against	7,752
Abstain	672,052

(5) The shareholders authorized the election of four Class 2 directors of Max Re to serve until Max Re’s annual general meeting of shareholders in 2008:

Director	For	Against	Abstain
William H. Heyman	40,154,114	658,321	28,752
Willis T. King, Jr.	39,559,294	589,802	692,091
Peter A. Minton	39,485,410	662,705	693,073
Steven M. Skala	39,557,576	588,452	695,159

The terms of Directors Zack H. Bacon III, John R. Barber, W. Marston Becker, Laurence W. Cheng, Robert J. Cooney, Mario P. Torsiello and James L. Zech continued after the meeting.

(6) The shareholders authorized the ratification of the appointment of KPMG, Hamilton, Bermuda, as Max Re’s independent auditors for 2005:

For	40,160,401
Against	8,366
Abstain	672,420

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit	Description

10.1	Credit Agreement, dated as of June 1, 2005, among Max Re Capital Ltd. and Max Re Ltd., as borrowers, various financial institutions, as lenders, and ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents and Bank of America, N.A., as fronting bank and as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005).

10.2	Letter Agreement, dated June 30, 2005, between Philip R. Kruse and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005).

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 17, 2005).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Name: Robert J. Cooney
Title: President and Chief Executive Officer

Date: August 1, 2005

/s/ KEITH S. HYNES
Name: Keith S. Hynes
Title: Executive Vice President and
Chief Financial Officer

Date: August 1, 2005

S-1