Form 10-Q
period 2005-09-30
MAX RE CAPITAL LTD
filed 2005-10-31
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☐

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 28, 2005 was 57,112,212.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$227,396	$239,188
Fixed maturities, available for sale at fair value	2,463,439	2,156,011
Alternative investments, at fair value	1,207,519	1,119,028
Accrued interest income	29,816	24,257
Premiums receivable	301,689	262,714
Losses and benefits recoverable from reinsurers	464,528	388,067
Funds withheld	16,875	17,599
Deferred acquisition costs	85,741	54,770
Prepaid reinsurance premiums	76,376	79,337
Other assets	24,434	26,384

Total assets	$4,897,813	$4,367,355

LIABILITIES
Property and casualty losses	$1,764,003	$1,455,099
Life and annuity benefits	864,112	666,101
Deposit liabilities	224,854	266,479
Funds withheld from reinsurers	315,232	301,100
Unearned property and casualty premiums	502,980	447,633
Reinsurance balances payable	47,690	50,258
Accounts payable and accrued expenses	74,689	93,694
Bank loan	150,000	150,000

Total liabilities	3,943,560	3,430,364

SHAREHOLDERS’ EQUITY
Preferred shares par value $1; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares par value $1; 200,000,000 shares authorized; 46,112,212 shares issued and outstanding (2004 – 45,825,880)	46,112	45,826
Additional paid-in capital	657,251	652,029
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(16,725)	(13,294)
Accumulated other comprehensive income	15,253	22,227
Retained earnings	252,827	240,718

Total shareholders’ equity	954,253	936,991

Total liabilities and shareholders’ equity	$4,897,813	$4,367,355

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
REVENUES
Gross premiums written	$288,047	$280,848	$988,843	$904,033
Reinsurance premiums ceded	(47,805)	(29,777)	(144,722)	(120,130)

Net premiums written	$240,242	$251,071	$844,121	$783,903

Earned premiums	$343,437	$369,455	$929,364	$809,302
Earned premiums ceded	(60,985)	(38,384)	(146,700)	(107,514)

Net premiums earned	282,452	331,071	782,664	701,788
Net investment income	27,002	20,106	75,654	58,648
Net gains (losses) on alternative investments	35,642	(14,624)	53,617	24,891
Net realized gains on sales of fixed maturities	1,624	916	2,827	4,121
Other income	1,088	1,285	3,588	3,663

Total revenues	347,808	338,754	918,350	793,111

LOSSES AND EXPENSES
Losses and benefits	347,086	299,216	771,908	600,906
Acquisition costs	20,492	26,032	59,914	87,015
Interest expense	6,748	11,979	26,352	23,916
General and administrative expenses	14,484	10,549	42,052	34,664

Total losses and expenses	388,810	347,776	900,226	746,501

NET INCOME (LOSS)	(41,002)	(9,022)	18,124	46,610
Change in net unrealized appreciation of fixed maturities	(31,393)	33,355	(3,660)	(3,605)
Foreign currency translation adjustment	1,011	(257)	(3,314)	176

COMPREHENSIVE INCOME (LOSS)	$(71,384)	$24,076	$11,150	$43,181

Basic earnings (loss) per common share	$(0.89)	$(0.20)	$0.39	$1.02

Diluted earnings (loss) per common share	$(0.89)	$(0.20)	$0.36	$0.96

Weighted average common shares outstanding—basic	46,104,424	45,785,731	46,160,067	45,686,675

Weighted average common shares outstanding—diluted	49,939,135	47,904,970	49,850,390	48,697,018

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2005	2004
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	45,826	45,185
Issuance of common shares	621	719
Repurchase of common shares	(335)	(172)

Balance, end of period	46,112	45,732

Additional paid-in capital
Balance, beginning of period	652,029	637,772
Issuance of common shares	11,673	15,500
Stock option expense	574	417
Repurchase of common shares	(7,025)	(2,896)

Balance, end of period	657,251	650,793

Loans receivable from common share sales
Balance, beginning of period	(10,515)	(11,965)
Loans repaid	10,050	1,000

Balance, end of period	(465)	(10,965)

Unearned stock grant compensation
Balance, beginning of period	(13,294)	(4,032)
Stock grants awarded	(10,847)	(15,906)
Amortization	7,416	4,829

Balance, end of period	(16,725)	(15,109)

Accumulated other comprehensive income (loss)
Balance, beginning of period	22,227	25,790
Holding gains (losses) on fixed maturities arising in period	(833)	516
Net realized gains included in net income	(2,827)	(4,121)
Currency translation adjustments	(3,314)	176

Balance, end of period	15,253	22,361

Retained earnings
Balance, beginning of period	240,718	112,480
Net income	18,124	46,610
Dividends paid	(6,015)	(4,117)

Balance, end of period	252,827	154,973

Total shareholders’ equity	$954,253	$847,785

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2005	2004
OPERATING ACTIVITIES
Net income	$18,124	$46,610
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	7,990	5,246
Amortization of premium on fixed maturities	7,071	6,690
Net realized gains on sale of fixed maturities	(2,827)	(4,121)
Alternative investments	(88,928)	(156,169)
Accrued interest income	(5,559)	(4,831)
Premiums receivable	(38,975)	91,725
Losses and benefits recoverable from reinsurers	(76,461)	(85,045)
Funds withheld	724	(17,543)
Deferred acquisition costs	(30,971)	(3,301)
Prepaid reinsurance premiums	2,961	(11,942)
Other assets	1,950	(11,761)
Property and casualty losses	308,904	391,064
Life and annuity benefits	198,011	144,536
Funds withheld from reinsurers	14,132	61,427
Unearned property and casualty premiums	55,347	93,790
Reinsurance balances payable	(2,568)	(28,703)
Accounts payable and accrued expenses	(19,005)	(10,918)

Cash from operating activities	349,920	506,754

INVESTING ACTIVITIES
Purchases of fixed maturities	(1,257,224)	(1,071,594)
Sales of fixed maturities	918,799	743,874
Redemptions of fixed maturities	23,530	23,489

Cash used in investing activities	(314,895)	(304,231)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,447	313
Repurchases of common shares	(7,360)	(3,068)
Dividends paid	(6,015)	(4,117)
Additions to deposit liabilities	17,623	37,079
Payments of deposit liabilities	(59,248)	(59,964)
Loans repaid	10,050	1,000

Cash used in financing activities	(43,503)	(28,757)

Effect of exchange rate on cash	(3,314)	176

Changes in cash and cash equivalents	(11,792)	173,942
Cash and cash equivalents, beginning of period	239,188	201,515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,396	$375,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $5,580 and $2,976 for the nine months ended September 30, 2005 and 2004, respectively.

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

2. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive warrants and options to acquire common shares.

3. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $99.9 million at September 30, 2005 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

4. SEGMENT INFORMATION

The Company operates in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. The Company considers the property and casualty reinsurance and the property and casualty insurance segments separately, following organizational changes that were made in the three months ended June 30, 2005. Previously, the Company viewed reinsurance and insurance as being two products within the property and casualty segment. Within the property and casualty reinsurance segment, the Company offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, the Company generally offers excess of loss capacity on specific risks related to one insured. Within the life and annuity reinsurance segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate function that includes its investments and financing activities. The Company does not allocate assets by segment.

A summary of operations by segment for the nine months ended September 30, 2005 and 2004 is as follows:

(Expressed in thousands of United States Dollars)

Nine Months Ended September 30, 2005

	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$474,440	$245,330	$719,770	$269,073	$—	$988,843
Reinsurance premiums ceded	(47,746)	(96,579)	(144,325)	(397)	—	(144,722)

Net premiums written	$426,694	$148,751	$575,445	$268,676	$—	$844,121

Earned premiums	$440,187	$220,104	$660,291	$269,073	$—	$929,364
Earned premiums ceded	(52,038)	(94,265)	(146,303)	(397)	—	(146,700)

Net premiums earned	388,149	125,839	513,988	268,676	—	782,664
Net investment income	—	—	—	—	75,654	75,654
Net gains on sales of alternative investments	—	—	—	—	53,617	53,617
Net realized gains on sales of fixed maturities	—	—	—	—	2,827	2,827
Other income	—	—	—	—	3,588	3,588

Total revenues	388,149	125,839	513,988	268,676	135,686	918,350

Losses and benefits	347,358	131,405	478,763	293,145	—	771,908
Acquisition costs	58,787	(772)	58,015	1,899	—	59,914
Interest expense	—	—	—	—	26,352	26,352
General and administrative expenses	11,051	7,576	18,627	2,775	20,650	42,052

Total losses and expenses	417,196	138,209	555,405	297,819	47,002	900,226

Net income (loss)	$(29,047)	$(12,370)	$(41,417)	$(29,143)	$88,684	$18,124

Loss Ratio *	89.5%	104.4%	93.1%	***
Combined Ratio **	107.5%	109.8%	108.1%	***

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.

**	Combined Ratio is calculated by dividing total losses and expenses by net premiums earned.

***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

Nine Months Ended September 30, 2004

	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$558,491	$168,250	$726,741	$177,292	$—	$904,033
Reinsurance premiums ceded	(44,070)	(75,399)	(119,469)	(661)	—	(120,130)

Net premiums written	$514,421	$92,851	$607,272	$176,631	$—	$783,903

Earned premiums	$475,541	$156,469	$632,010	$177,292	$—	$809,302
Earned premiums ceded	(41,656)	(65,197)	(106,853)	(661)	—	(107,514)

Net premiums earned	433,885	91,272	525,157	176,631	—	701,788
Net investment income	—	—	—	—	58,648	58,648
Net gains on sales of alternative investments	—	—	—	—	24,891	24,891
Net realized gains on sales of fixed maturities	—	—	—	—	4,121	4,121
Other income	—	—	—	—	3,663	3,663

Total revenues	433,885	91,272	525,157	176,631	91,323	793,111

Losses and benefits	337,914	67,253	405,167	195,739	—	600,906
Acquisition costs	82,186	2,666	84,852	2,163	—	87,015
Interest expense	—	—	—	—	23,916	23,916
General and administrative expenses	8,664	4,307	12,971	3,034	18,659	34,664

Total losses and expenses	428,764	74,226	502,990	200,936	42,575	746,501

Net income (loss)	$5,121	$17,046	$22,167	$(24,305)	$48,748	$46,610

Loss Ratio	77.9%	73.7%	77.2%
Combined Ratio	98.8%	81.3%	95.8%

The Company currently services clients from two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
	(Expressed in thousands of United States Dollars)
North America	$556,173	$543,040
Europe	432,670	360,993
Reinsurance Ceded—North America	(112,095)	(91,303)
Reinsurance Ceded—Europe	(32,627)	(28,827)

	$844,121	$783,903

Three customers accounted for 14.5%, 9.3% and 6.6%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2005. Three customers accounted for 19.3%, 17.3% and 12.5%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2004.

5. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on February 4, 2005 and $0.05 per share on each of April 28, 2005 and July 29, 2005, payable to shareholders of record on February 14, 2005, May 13, 2005 and August 12, 2005, respectively.

The Company repurchased an aggregate of 335,000 common shares at an average cost of $21.97 per share for a total consideration of $7.4 million during the nine months ended September 30, 2005. As of September 30, 2005, the remaining authorization under the Company’s share repurchase program was approximately $36.0 million.

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

	September 30,
	2005	2004
	(Expressed in thousands of United States Dollars)
Losses recoverable from reinsurers	$180,893	$192,650
Prepaid reinsurance premiums	750	13,178
Deposit liabilities	36,295	43,133
Funds withheld from reinsurers	193,272	199,266
Reinsurance balances payable	8,941	7,755
Reinsurance premiums ceded	10,872	18,245
Earned premiums ceded	16,872	22,662
Other income	3,495	3,552
Losses and benefits	16,743	32,445
Interest expense	5,470	6,515

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on the funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the change in interest expense through the statement of income and comprehensive income on a monthly basis, in effect marking to market the funds withheld balance.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

Alternative Investment Managers

Moore Capital Management, LLC (together with its affiliates hereinafter referred to as “Moore Capital”), which is affiliated with certain shareholders and a director of Max Re Capital, served as fund of funds advisor for Max Re Diversified until April 1, 2004, when such management obligations were assigned, with the consent of the Company, to Alstra Capital Management, LLC (“Alstra”), a company which was a subsidiary of Moore Capital at the time of the assignment. In August 2005, Alstra’s affiliation with Moore Capital changed from being a subsidiary of Moore Capital to Moore Capital being a minority, non-controlling shareholder of Alstra.

For the nine months ended September 30, 2005 and 2004, Moore Capital earned aggregate management and incentive fees of $5.5 million and $1.6 million, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital. In addition, as the fund of funds advisor for Max Re Diversified, Alstra received $5.8 million and $4.7 million in fees for the nine months ended September 30, 2005 and 2004, respectively.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

7. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of September 30, 2005. The Company’s primary credit facility, entered into in June 2005, provides $450.0 million of letter of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company replaced its then existing credit facility with this new facility principally to increase credit capacity from $300.0 million to $450.0 million, to provide that a portion of the facility be available for loans to Max Re or Max Re Capital as well as letters of credit for Max Re and to permit that portion of the facility to be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $350.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re or Max Re Capital up to an aggregate of $100.0 million, with a maximum of $50.0 million to Max Re Capital. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At September 30, 2005 and December 31, 2004, letters of credit totaling $248.8 million and $225.0 million, respectively, were issued and outstanding under these facilities. Fixed maturities and cash equivalents with a fair value of $275.7 million at September 30, 2005 were pledged as collateral for these letters of credit. As of September 30, 2005, there were no unsecured loans issued under the existing facility.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At September 30, 2005 and December 31, 2004, letters of credit totaling $44.3 million and $40.1 million, respectively, were issued by HVB under this facility. Fixed maturities and cash equivalents with a fair value of $53.7 million at September 30, 2005 were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At September 30, 2005 letters of credit totaling $20.0 million were issued by ING under this facility. Fixed maturities and cash equivalents with a fair value of $22.5 million at September 30, 2005 were pledged as collateral for these letters of credit.

Each of the letter of credit facilities requires that the Company and/or certain of its subsidiaries comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at September 30, 2005.

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

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Expressed in thousands of United States dollars, except per share amounts)
Net income (loss), as reported	$(41,002)	$(9,022)	$18,124	$46,610
Add: Stock-based employee compensation expense included in reported net income (loss)	162	145	574	417
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(454)	(684)	(1,577)	(2,154)

Pro forma net income (loss)	$(41,294)	$(9,561)	$17,121	$44,873

Earnings (loss) per common share, as reported
Basic	$(0.89)	$(0.20)	$0.39	$1.02
Diluted	(0.89)	(0.20)	0.36	0.96
Earnings (loss) per common share, pro forma
Basic	$(0.90)	$(0.21)	$0.37	$0.98
Diluted	(0.90)	(0.21)	0.34	0.92

9. SUBSEQUENT EVENT

The Company filed an unallocated universal shelf registration statement with the Securities and Exchange Commission (the “SEC”) on September 26, 2005, which the SEC declared effective on October 4, 2005. The securities registered under the shelf registration statement for possible future sales include up to $635.9 million of common shares, preferred shares and various types of debt securities. The shelf registration statement also includes common shares held by Captial Z Investments, L.P. (“Cap Z”) and common shares issuable upon warrants owned by Cap Z. The common shares held by and issuable upon exercise of warrants by Cap Z account for $135.9 million of the $635.9 million of securities registered under the shelf registration statement, with the remaining $500.0 million available for securities offerings by the Company. To effect any such sales from time to time, Max Re Capital will file one or more supplements to the registration statement, which will provide details of any proposed offering or sale.

On October 11, 2005, the Company filed a supplement to the registration statement and, on October 17, 2005, sold 11.0 million common shares at $23.50 per share in an underwritten public offering. The Company received net proceeds of approximately $246.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 and our financial condition as of September 30, 2005. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in Exhibit 99.1 to this Form 10-Q.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to management. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the Securities and Exchange Commission) include, without limitation, acceptance in the market of our products, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate, pricing competition, the amount of underwriting capacity from time to time in the market, material fluctuations in interest rates, tax and regulatory changes and conditions, rating agency policies and practices, claims development and loss of key executives. Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. Since 2001, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, in the first nine months of 2005, we observed a decrease in attractive property and casualty opportunities as competition increased in most property and casualty lines of business that we write.

We anticipate that hurricanes Katrina and Rita will result in improved premium rates, terms and conditions in the property and property catastrophe reinsurance and insurance markets. As a result we are planning to grow our short-tail property and property catastrophe reinsurance and insurance premium volume, including through an expansion of the underwriting of property and property catastrophe reinsurance. With respect to the types of life and annuity contracts we offer, we have seen more opportunities in the market and have increased production in 2005 compared to 2004. We remain cautious about whether these opportunities will continue to result in additional business for us in the near term.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 12 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at September 30, 2005, the allocation of invested assets was approximately 69.0% in cash and fixed maturities and 31.0% in alternative investments.

Our principal operating subsidiary is Max Re. At September 30, 2005, Max Re had $918.6 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

Our financial results for nine months ended September 30, 2005 were significantly impacted by Hurricane Katrina and, to a lesser extent, Hurricane Rita and other natural catastrophes. As a result, our overall property and casualty underwriting results produced a 108.1% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 95.8% in the nine months ended September 30, 2004. We recognized approximately $100.0 million in underwriting losses as a result of natural catastrophes and a further $12.0 million in reinsurance private equity investment losses associated with natural catastrophes. Alternative investments, which produced a 4.50% return for the nine months ended September 30, 2005 compared to 2.73% for the nine months ended September 30, 2004, have partially offset our unfavorable underwriting results in 2005 although the alternative investment performance was below our expectation for the nine month period.

During the nine months ended September 30, 2005, our total gross premiums written increased 9.4% compared with the nine months ended September 30, 2004. Our property and casualty reinsurance volume declined, while our property and casualty insurance and life and annuity reinsurance volume showed strong growth.

Gross premiums written for the property and casualty reinsurance segment decreased by 15.1% to $474.4 million for the nine months ended September 30, 2005 compared to $558.5 million for the nine months ended September 30, 2004. The decrease in gross premiums written in this segment is attributable to the non-renewal of four reinsurance contracts with North American based clients with an aggregate premium of approximately $225.0 million in 2004.

We expanded our customer base and had success with renewals in the property and casualty insurance segment, resulting in a 45.8% increase in premiums written for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Gross premiums written for the life and annuity reinsurance segment increased to $269.1 million during the nine months ended September 30, 2005 compared to $177.3 million during the same period in 2004, principally due to increased production during the nine months ended September 30, 2005. We recognized $293.1 million in benefit expenses during the nine months ended September 30, 2005 compared to $195.7 million for the nine months ended September 30, 2004. The increase in benefits is principally due to the life and annuity transactions written during the nine months ended September 30, 2005.

We continue to emphasize casualty lines in our property and casualty reinsurance and insurance segments, with the largest portion of gross premiums written coming from professional liability and general liability. We intend to continue to diversify our property and casualty reinsurance and insurance underwriting by writing business with a greater number of clients and by varying the underlying exposures assumed. We are continually reviewing our business strategy in relation to the underwriting environment and we expect that the recent hurricanes in the Gulf Coast of the United States will result in a more attractive market environment for short-tail property and property catastrophe reinsurance and insurance. In order to be adequately capitalized to enable us to take advantage of these anticipated opportunities we sold 11.0 million common shares on October 17, 2005 at a price of $23.50 per share in an underwritten public offering. This resulted in net proceeds of approximately $246.0 million to Max Re Capital.

We operate in a business where we expect volatility in our underwriting results arising from our reinsurance and insurance businesses. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures, establishing contractual liability caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we manage, and will continue to manage, this volatility effectively. During the nine months ended September 30, 2005 the insurance industry experienced Hurricane Katrina, likely to be the most costly natural disaster ever seen in the property and casualty industry, and Hurricane Rita, which together have resulted in an industry estimated $40.0 billion to $70.0 billion in insured losses. We believe that events such as these demonstrate that our risk management and diversification strategy is operating effectively, as we recorded $18.1 million in net income for the nine months ended September 30, 2005, despite an aggregate $112.0 million negative impact to net income from natural catastrophes. The $112.0 million negative impact is composed of $60.0 million in property and casualty reinsurance losses, $40.0 million of property and casualty insurance losses and $12.0 million in investment losses recorded under the equity method of accounting for our investment in DaVinciRe Holdings Ltd and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”).

Losses and benefits represented our largest expense and accounted for 66.6% of total liabilities at September 30, 2005. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to support management’s estimates. As a result of settling certain contracts with clients and new information received during the nine months ended September 30, 2005, we recognized approximately $24.1 million in adverse development on prior years reinsurance reserves. The adverse development includes $29.6 million in relation to one contract. The notification of additional losses on this contract triggered additional premiums written and ceded, together with interest on such premiums, in the net amount of $33.0 million.

Net income for the nine months ended September 30, 2005 was $18.1 million compared to $46.6 million for the nine months ended September 30, 2004. The results for the nine months ended September 30, 2005 were principally attributable to the losses associated with Hurricanes Katrina and Rita offset by higher income from our fixed income and alternative investment portfolios compared to the nine months ended September 30, 2004.

The New York State Attorney General and other regulatory authorities have launched investigations into broker conduct and the accounting of certain types of finite risk reinsurance transactions. We are not a party to any related litigation and have not received any subpoena or information requests. Moreover, we conducted an internal review of our business arrangements and we have discovered no evidence that we were involved in the type of conduct that is the subject of the investigations. It is not possible to predict the ultimate effect of the investigations or their impact on the reinsurance industry or our business. During the nine months ended September 30, 2005 we settled all outstanding balances in relation to Placement Service Agreements (PSAs) with insurance brokers, which we had terminated with effect from September 30, 2004.

Our investments during the nine months ended September 30, 2005 produced a total return of 3.61% compared to 3.18% for the nine months ended September 30, 2004. The cash and fixed maturities portfolio produced a total return of 3.19% during the nine months September 30, 2005 compared to 3.34% for the nine months ended September 30, 2004. The decrease in total return was driven by changes in market interest rates that led to a decrease in unrealized holding gains on fixed maturities, which are a component of accumulated other comprehensive income. During the nine months ended September 30, 2005, our alternative investments generated a 4.50% rate of return compared to a 2.73% rate of return for the same period in 2004. In both nine month periods the return of the alternative investment portfolio has been negatively impacted by our private equity reinsurance investment in DaVinci, which experienced investment losses of approximately $12.0 million from hurricanes Katrina and other natural catastrophes in 2005 and approximately $15.0 million from hurricanes Charley, Frances, Ivan and Jeanne in 2004. DaVinci is a property catastrophe reinsurer and, therefore, it is expected that losses will be incurred during periods where there are severe or frequent catastrophes.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the nine months ended September 30, 2005, we generated $349.9 million of cash from operations and invested $314.9 million in fixed maturities. We expect to continue to generate positive operating cash flow through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses. Further, we have raised approximately $246.0 million of additional capital in October 2005 in connection with a public offering of our common shares which we intend to use to increase the capital and surplus of our operating subsidiaries to support expanded underwriting capacity, particularly in property and property catastrophe reinsurance and insurance lines, in 2006 and for general corporate purposes.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2005. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 17, 2005, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We operate in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. We consider the property and casualty reinsurance and the property and casualty insurance segments separately, following organizational changes that were made in the second quarter of 2005. Previously, we viewed reinsurance and insurance as being two products within the property and casualty segment. Within the property and casualty reinsurance segment, we offer quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, we generally offer excess of loss capacity on specific risks related to one insured. Within the life and annuity reinsurance segment, we currently offer reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. We also have a corporate function that includes our investment and financing activities. We do not allocate assets by segment.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended September 30, 2005	% change	Three Months Ended September 30, 2004
	In millions of US Dollars
Gross premiums written	$126.1	155.3%	$49.4
Reinsurance premiums ceded	(23.6)	306.9%	(5.8)

Net premiums written	$102.5	135.1%	$43.6

Net premiums earned(a)	$144.9	15.5%	$125.5

Losses(b)	173.2	76.7%	98.0
Acquisition costs	19.7	(20.2)%	24.7
General and administrative expenses	3.5	25.0%	2.8

Total losses and expenses(c)	$196.4	56.5%	$125.5

Net underwriting income (loss)	$(51.5)	n/a	$0.0

Loss ratio(b)/(a)	119.6%		78.1%
Combined ratio(c)/(a)	135.5%		100.0%

The loss ratio (“loss ratio”) is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended September 30, 2005 were $126.1 million compared to $49.4 million for the three months ended September 30, 2004, an increase of 155.3%. This increase included additional premiums of $54.5 million in relation to one contract written in a prior year and is recorded in the period that additional losses were notified to us. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended September 30, 2005 were $23.6 million compared to $5.8 million for the three months ended September 30, 2004, an increase of 306.9%. The increase included $21.5 million of reinsurance premiums ceded, which were directly related to the $54.5 million of additional premiums written on one contract written in a prior year, as described above. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our traditional reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance increased by 15.5% to $144.9 million for the three months ended September 30, 2005. The increase is principally attributed to $33.0 million of additional net premiums written and earned on one contract written in a prior year.

Losses. Losses relating to property and casualty reinsurance were $173.2 million for the three months ended September 30, 2005 compared to $98.0 million for the three months ended September 30, 2004, an increase of 76.7%, which is greater than the increase in our premiums earned for this segment. The losses for the three months ended September 30, 2005 include $60.0 million of losses stemming from the hurricanes in the Gulf Coast of the United States and $29.6 million of net losses in relation to additional losses notified on one contract written in a prior year. The loss ratio for our reinsurance segment for the three months ended September 30, 2005 was 119.6% compared to 78.1% for the three months ended September 30, 2004.

Acquisition costs. Acquisition costs were $19.7 million for the three months ended September 30, 2005 compared to $24.7 million for the three months ended September 30, 2004, a decrease of 20.2%. The decrease in acquisition costs for the three months ended September 30, 2005 is due to lower average acquisition costs on premiums earned and by the $33.0 million of additional net premiums written and earned on one contract written in a prior year which did not attract any further acquisition costs. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $3.5 million for the three months ended September 30, 2005 compared to $2.8 million for the three months ended September 30, 2004, an increase of 25.0%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff. The general and administrative expense to net premiums earned ratio was 2.4% for the three months ended September 30, 2005 compared to 2.2% for the three months ended September 30, 2004.

Net underwriting income (loss). Net underwriting loss attributable to the property and casualty reinsurance segment for the three months ended September 30, 2005 was $(51.5) million compared to $0.0 million of income for the three months ended September 30, 2004. The results for the three months ended September 30, 2005 were principally attributable to the $60.0 million of net losses stemming from the hurricanes in the Gulf Coast of the United States.

Property and Casualty Insurance Segment

	Three Months Ended September 30, 2005	% change	Three Months Ended September 30, 2004
	In millions of US Dollars
Gross premiums written	$70.2	24.5%	$56.4
Reinsurance premiums ceded	(24.2)	1.7%	(23.8)

Net premiums written	$46.0	41.1%	$32.6

Net premiums earned(a)	$45.8	49.2%	$30.7

Losses(b)	73.6	230.0%	22.3
Acquisition costs	0.1	(83.3)%	0.6
General and administrative expenses	2.3	76.9%	1.3

Total losses and expenses(c)	$76.0	214.1%	$24.2

Net underwriting income (loss)	$(30.2)	n/a	$6.5

Loss ratio(b)/(a)	160.7%		72.6%
Combined ratio(c)/(a)	165.9%		78.8%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended September 30, 2005 were $70.2 million compared to $56.4 million for the three months ended September 30, 2004, an increase of 24.5%. The increase is the result of the continued expansion of this segment, including new business coming from the addition of our property underwriting team. Typically, our insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in less material premium adjustments than our property and casualty reinsurance business.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended September 30, 2005 were $24.2 million compared to $23.8 million for the three months ended September 30, 2004, an increase of 1.7%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. Not all of the contracts we write qualify for inclusion in our quota share treaties and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned on insurance increased by 49.2% to $45.8 million for the three months ended September 30, 2005. The increase is attributable to our expansion of insurance over the past three years and reflects the earning pattern of a larger and increasingly mature portfolio of insurance contracts.

Losses. Losses relating to insurance were $73.6 million, including $40.0 million in relation to the hurricanes in the Gulf Coast of the United States, for the three months ended September 30, 2005 compared to $22.3 million for the three months ended September 30, 2004, an increase of 230.0%. The loss ratio for insurance for the three months ended September 30, 2005 was 160.7% compared to 72.6% for the same period in 2004. As our portfolio of insurance contracts matures and we receive more reports and updates of losses, we intend to continue to refine our estimated reserves. Our present estimate of reserves are based on client specific historic loss data, supplemented with industry loss data and reported losses.

Acquisition costs. Acquisition costs were $0.1 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs during each of the three months ended September 30, 2005 and 2004 consisted principally of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty insurance business.

General and administrative expenses. General and administrative expenses were $2.3 million for the three months ended September 30, 2005 compared to $1.3 million for the three months ended September 30, 2004, an increase of 76.9%. The increase resulted principally from expenses associated with additional staff, including a new and expanding property underwriting team. The general and administrative expense to net premiums earned ratio was 5.0% for the three months ended September 30, 2005 compared to 4.2% for the three months ended September 30, 2004.

Net underwriting income (loss). Net underwriting loss attributable to the property and casualty insurance segment for the three months ended September 30, 2005 was $(30.2) million compared to $6.5 million of income for the three months ended September 30, 2004. The net loss for the three months ended September 30, 2005 was principally attributable to the $40.0 million of losses recorded in relation to hurricanes Katrina and Rita.

Life and Annuity Reinsurance Segment

	Three Months Ended September 30, 2005	% change	Three Months Ended September 30, 2004
	In millions of US Dollars
Gross premiums written	$91.8		$175.0
Reinsurance premiums ceded	(—)		(0.2)

Net premiums written	$91.8		$174.8

Net premiums earned	$91.8		$174.8

Benefits	100.2		178.9
Acquisition costs	0.8	33.3%	0.6
General and administrative expenses	0.9	12.5%	0.8

Total benefits and expenses	$101.9		$180.3

Net underwriting loss	$(10.1)	83.6%	$(5.5)

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

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the three months ended September 30, 2005 were $91.8 million compared to $175.0 million for the three months ended September 30, 2004. The gross premiums written during the three months ended September 30, 2005 was entirely from a European based client. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity segment for each of the three months ended September 30, 2005 and 2004 were $Nil and $0.2 million, respectively. The life and annuity premiums ceded relates to the quota share agreement with Grand Central Re. Effective January 2004, Grand Central Re ceased accepting new business and the premiums ceded for the three months ended September 30, 2004 relate to adjustments to premiums ceded on contracts written in prior years.

Net premiums earned. Life and annuity business written during each of the three month periods ended September 30 was fully earned.

Benefits. Benefits relating to life and annuity reinsurance were $100.2 million for the three months ended September 30, 2005 compared to $178.9 million for the three months ended September 30, 2004. The decrease was principally due to the recognition of losses associated with the premiums written and earned in the respective periods.

Acquisition costs. Acquisition costs were $0.8 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004. The type of life and annuity transactions that we bind typically have low acquisition costs.

General and administrative expenses. General and administrative expenses were $0.9 million for the three months ended September 30, 2005 compared to $0.8 million for the three months ended September 30, 2004.

Net underwriting loss. Net underwriting loss attributable to the life and annuity segment for the three months ended September 30, 2005 was $10.1 million compared to $5.5 million for the three months ended September 30, 2004. The results are driven by the accretion of the life and annuity benefits over time. Although we expect to incur underwriting losses in connection with our life and annuity contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin.

Corporate Function

	Three Months Ended September 30, 2005	% change	Three Months Ended September 30, 2004
	In millions of US Dollars
Net investment income	$27.0	34.3%	$20.1
Net gains (losses) on alternative investments	35.6	n/a	(14.6)
Net realized gains on sale of fixed maturities	1.6	77.8%	0.9
Other income	1.1	(15.4)%	1.3
Interest expense	(6.7)	(44.2)%	(12.0)
General and administrative expenses	(7.8)	36.8%	(5.7)

Net income (loss)	$50.8	n/a	$(10.0)

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the three months ended September 30, 2005 increased $6.9 million to $27.0 million compared to $20.1 million for the three months ended September 30, 2004, an increase of 34.3%. The increase was principally attributable to the growth in the fixed maturities portfolio from $1,902.7 million at September 30, 2004 to $2,463.4 million at September 30, 2005, resulting from cash flow from operations since September 30, 2004. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended September 30, 2005 was 4.15% compared to 3.99% for the three months ended September 30, 2004.

Net gains (losses) on alternative investments. Net gains on the alternative investment portfolio were $35.6 million, or 3.00%, including a loss of $11.9 million from our private equity reinsurance investments, for the three months ended September 30, 2005 compared to $(14.6) million, or (1.39)%, including a loss of $15.2 million from our private equity reinsurance investments, for the three months ended September 30, 2004. The Max Re Diversified portfolio produced a 4.22% return for the three months ended September 30, 2005 with all of the investment strategies producing positive returns. Our investment in DaVinci has been impacted by losses from Hurricanes Katrina and Rita in the three months ended September 30, 2005 and by losses from Hurricanes Charley, Frances, Ivan and Jeanne in the three months ended September 30, 2004. DaVinci is a property catastrophe reinsurer and therefore, it is expected that losses will be incurred during periods where there are severe or a large number of catastrophes.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed in the comparison of the nine month results. The realized gains in the three months ended September 30, 2005 and September 30, 2004 of $1.6 million and $0.9 million, respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing transactions.

Interest expense. Interest expense was $6.7 million for the three months ended September 30, 2005 compared to $12.0 million for the three months ended September 30, 2004. Interest expense includes $0.6 million of interest income in relation to the Grand Central Re quota share funds withheld balances for the three months ended September 30, 2005, compared to interest expense of $5.9 million for the three months ended September 30, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a negative total return for the three months ended September 30, 2005, compared to a positive return for the three months ended September 30, 2004.

General and administrative expenses. General and administrative expenses were $7.8 million for the three months ended September 30, 2005 compared to $5.7 million for the three months ended September 30, 2004. The increase in general and administrative costs results principally from increased personnel and related costs. Our total general and administrative expenses to net premiums earned ratio was 5.1% for the three months ended September 30, 2005 compared to 3.2% for the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Nine Months Ended September 30, 2005	% change	Nine Months Ended September 30, 2004
	In millions of US Dollars
Gross premiums written	$474.4	(15.1)%	$558.5
Reinsurance premiums ceded	(47.7)	8.2%	(44.1)

Net premiums written	$426.7	(17.0)%	$514.4

Net premiums earned(a)	$388.1	(10.6)%	$433.9

Losses(b)	347.4	2.8%	337.9
Acquisition costs	58.8	(28.5)%	82.2
General and administrative expenses	11.0	26.4%	8.7

Total losses and expenses(c)	$417.2	(2.7)%	$428.8

Net underwriting income (loss)	$(29.0)	n/a	$5.1

Loss ratio(b)/(a)	89.5%		77.9%
Combined ratio(c)/(a)	107.5%		98.8%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the nine months ended September 30, 2005 were $474.4 million compared to $558.5 million for the nine months ended September 30, 2004, a decrease of 15.1%. This decrease included the non-renewal of four reinsurance contracts that accounted for approximately $225.0 million of premium in the nine months ended September 30, 2004. We chose not to renew these contracts as the renewal terms and conditions did not meet our current underwriting criteria. The decrease was partially offset by additional premiums of $54.5 million arising from the notification of additional losses on one contract written in a prior year.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the nine months ended September 30, 2005 were $47.7 million compared to $44.1 million for the nine months ended September 30, 2004, an increase of 8.2%. The increase included $21.5 million of reinsurance premiums ceded which were directly related to the $54.5 million of additional premiums written on one contract written in a prior year, as described above. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our traditional reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 10.6% to $388.1 million for the nine months ended September 30, 2005. The decrease is principally attributed to the non-renewal of four reinsurance contracts that accounted for approximately $136.5 million of net premiums earned in the nine month period ended September 30, 2004. The decrease was partially offset by $33.0 million of additional net premiums earned on one contract written in a prior year.

Losses. Losses relating to property and casualty reinsurance were $347.4 million for the nine months ended September 30, 2005 compared to $337.9 million for the nine months ended September 30, 2004, an increase of 2.8%. The losses for the nine months ended September 30, 2005 include $60.0 million of losses attributable to the hurricanes in the Gulf Coast of the United States and $29.6 million of net losses in relation to additional losses notified on one contract written in a prior year . The loss ratio for our property and casualty reinsurance segment for the nine months ended September 30, 2005 was 89.5% compared to 77.9% for the nine months ended September 30, 2004.

Acquisition costs. Acquisition costs were $58.8 million for the nine months ended September 30, 2005 compared to $82.2 million for the nine months ended September 30, 2004, a decrease of 28.5%. The decrease in acquisition costs is more than the 10.6% decrease in premiums earned for the nine months ended September 30, 2005 due to lower average acquisition costs on premiums earned and by the $33.0 million of additional net premiums written and earned on one contract written in a prior year which did not attract any further acquisition costs. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $11.0 million for the nine months ended September 30, 2005 compared to $8.7 million for the nine months ended September 30, 2004, an increase of 26.4%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff. The general and administrative expense to net premiums earned ratio was 2.9% for the nine months ended September 30, 2005 compared to 2.0% for the nine months ended September 30, 2004.

Net underwriting income (loss). Net underwriting loss attributable to property and casualty reinsurance for the nine months ended September 30, 2005 was $(29.0) million compared to $5.1 million of income for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2005 were principally attributable to $60.0 million of losses recognized due to hurricanes Katrina and Rita.

Property and Casualty Insurance Segment

	Nine Months Ended September 30, 2005	% change	Nine Months Ended September 30, 2004
	In millions of US Dollars
Gross premiums written	$245.3	45.8%	$168.3
Reinsurance premiums ceded	(96.6)	28.1%	(75.4)

Net premiums written	$148.7	60.1%	$92.9

Net premiums earned(a)	$125.8	37.8%	$91.3

Losses(b)	131.4	95.2%	67.3
Acquisition costs	(0.8)	n/a	2.7
General and administrative expenses	7.6	76.7%	4.3

Total losses and expenses(c)	$138.2	86.0%	$74.3

Net underwriting income (loss)	$(12.4)	n/a	$17.0

Loss ratio(b)/(a)	104.4%		73.7%
Combined ratio(c)/(a)	109.8%		81.3%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the nine months ended September 30, 2005 were $245.3 million compared to $168.3 million for the nine months ended September 30, 2004, an increase of 45.8%. The increase is the result of the continued expansion of this segment, including new business coming from the addition of our property underwriting team.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the nine months ended September 30, 2005 were $96.6 million compared to $75.4 million for the nine months ended September 30, 2004, an increase of 28.1%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. Not all of the contracts we write qualify for inclusion in our quota share treaties and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned on insurance increased by 37.8% to $125.8 million for the nine months ended September 30, 2005. The increase is attributable to our expansion of the insurance product line over the past three years and reflects the earning pattern of a larger and increasingly mature portfolio of insurance contracts.

Losses. Losses relating to insurance were $131.4 million for the nine months ended September 30, 2005 compared to $67.3 million for the nine months ended September 30, 2004, an increase of 95.2%, and includes $40.0 million in losses stemming from the hurricanes in the Gulf Coast of the United States. The loss ratio for our insurance segment for the nine months ended September 30, 2005 was 104.4% compared to 73.7% for the same period in 2004. As our portfolio of insurance contracts matures and we receive more reports and updates of losses, we intend to continue to refine our estimated reserves. Our present estimate of reserves are based on client specific historic loss data, supplemented with industry loss data and reported losses.

Acquisition costs. Acquisition costs were $(0.8) million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004. The decline in acquisition costs principally results from the current year settlement of our 2004 PSA obligations to brokers at $1.5 million less than our accrued liability. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $7.6 million for the nine months ended September 30, 2005 compared to $4.3 million for the nine months ended September 30, 2004, an increase of 76.7%. The increase resulted principally from expenses associated with additional staff, including a new and expanding property underwriting team. The general and administrative expense to net premiums earned ratio was 6.0% for the nine months ended September 30, 2005 compared to 4.7% for the nine months ended September 30, 2004.

Net underwriting income (loss). Net underwriting loss attributable to the property and casualty insurance segment for the nine months ended September 30, 2005 was $(12.4) million compared to $17.0 million of income for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2005 relates principally to the $40.0 million in losses from hurricanes Katrina and Rita.

Life and Annuity Reinsurance Segment

	Nine Months Ended September 30, 2005	% change	Nine Months Ended September 30, 2004
	In millions of US Dollars
Gross premiums written	$269.1	51.8%	$177.3
Reinsurance premiums ceded	(0.4)	(42.9)%	(0.7)

Net premiums written	$268.7	52.2%	$176.6

Net premiums earned	$268.7	52.2%	$176.6

Benefits	293.1	49.8%	195.7
Acquisition costs	1.9	(13.6)%	2.2
General and administrative expenses	2.8	(6.7)%	3.0

Total benefits and expenses	$297.8	48.2%	$200.9

Net underwriting loss	$(29.1)	19.8%	$(24.3)

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

Gross premiums written. Gross premiums written for the life and annuity segment for the nine months ended September 30, 2005 were $269.1 million compared to $177.3 million for the nine months ended September 30, 2004, an increase of 51.8%. We wrote two contracts with European based clients for premium of $234.7 million and one contract with a North American based client for premium of $32.5 million during the nine months ended September 30, 2005.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity segment were $0.4 million for the nine months ended September 30, 2005 and $0.7 million for the nine months ended September 30, 2004, a decrease of 42.9%. The life and annuity premiums ceded relates to the quota share agreement with Grand Central Re.

Net premiums earned. Life and annuity business written during each of the nine month periods was fully earned in those periods.

Benefits. Benefits relating to the life and annuity segment were $293.1 million for the nine months ended September 30, 2005 compared to $195.7 million for the nine months ended September 30, 2004, an increase of 49.8%. The increase was principally due to the recognition of losses associated with the premiums written and earned in the current period.

Acquisition costs. Acquisition costs were $1.9 million for the nine months ended September 30, 2005 compared to $2.2 million for the nine months ended September 30, 2004. The life and annuity transactions that we bind typically have low acquisition costs.

General and administrative expenses. General and administrative expenses were $2.8 million for the nine months ended September 30, 2005 compared to $3.0 million for the nine months ended September 30, 2004. General and administrative expenses have decreased as a result of a reduction in staffing levels.

Net underwriting loss. Net underwriting loss attributable to the life and annuity segment for the nine months ended September 30, 2005 was $29.1 million compared to $24.3 million for the nine months ended September 30, 2004. The results are driven by the accretion of life and annuity benefits over time. Although we expect to incur underwriting losses in connection with our life and annuity contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin.

Corporate Function

	Nine Months Ended September 30, 2005	% change	Nine Months Ended September 30, 2004
	In millions of US Dollars
Net investment income	$75.7	29.2%	$58.6
Net gains on alternative assets	53.6	115.3%	24.9
Net realized gains on sale of fixed maturities	2.8	(31.7)%	4.1
Other income	3.6	(2.7)%	3.7
Interest expense	(26.4)	10.5%	(23.9)
General and administrative expenses	(20.7)	10.7%	(18.7)

Net income	$88.6	81.9%	$48.7

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the nine months ended September 30, 2005 increased $17.1 million to $75.7 million compared to $58.6 million for the nine months ended September 30, 2004, an increase of 29.2%. The increase was principally attributable to the growth in the fixed maturities portfolio from $1,902.7 million at September 30, 2004 to $2,463.4 million at September 30, 2005, resulting from cash flow from operations since September 30, 2004. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the nine months ended September 30, 2005 was 4.07% compared to 4.11% for the nine months ended September 30, 2004.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $53.6 million, or 4.50%, including a loss of $6.1 million from our private equity reinsurance investments, for the nine months ended September 30, 2005 compared to $24.9 million, or 2.73%, including a loss of $11.1 million from our private equity reinsurance investments, for the nine months ended September 30, 2004. Our investment in DaVinci has been impacted by losses from hurricanes Katrina and Rita in the nine months ended September 30, 2005 and by losses from hurricanes Charley, Frances, Ivan and Jeanne in the nine months ended September 30, 2004. DaVinci is a property catastrophe reinsurer and therefore, it is expected that losses will be incurred during periods where there are severe or frequent catastrophes.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains for the nine months ended September 30, 2005 and September 30, 2004 of $2.8 million and $4.1 million respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing transactions.

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

Interest expense. Interest expense was $26.4 million for the nine months ended September 30, 2005 compared to $23.9 million for the nine months ended September 30, 2004, an increase of 10.5%. Interest expense includes $5.5 million of interest expense pertaining to the Grand Central Re quota share funds withheld for the nine months ended September 30, 2005 compared to $6.5 million for the nine months ended September 30, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices which had a lower total return for the nine months ended September 30, 2005 compared to the same period in 2004.

General and administrative costs. General and administrative expenses were $20.7 million for the nine months ended September 30, 2005 compared to $18.7 million for the nine months ended September 30, 2004. Our total general and administrative expenses to net premiums earned ratio was 5.4% for the nine months ended September 30, 2005 compared to 4.9% for the nine months ended September 30, 2004.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $3,898.4 million at September 30, 2005 compared to $3,514.2 million at December 31, 2004, an increase of 10.9%. The increase in cash and invested assets resulted principally from $349.9 million in cash flows from operations generated in the nine months ended September 30, 2005, which is net of $35.3 million of additional investments in alternative assets and the appreciation of the alternative investment portfolio of $53.6 million. These increases were partially offset by a decrease in accumulated other comprehensive income of $7.0 million, net payments of deposit liabilities of $41.6 million, common share repurchases of $7.4 million and dividends paid of $6.0 million.

Property and casualty losses. Property and casualty losses totaled $1,764.0 million at September 30, 2005 compared to $1,455.1 million at December 31, 2004, an increase of 21.2%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the nine months ended September 30, 2005 and $100.0 million in losses related to hurricanes Katrina and Rita, partially offset by losses paid and changes in reserve estimates on carried property and casualty losses.

Life and annuity benefits. Life and annuity benefits totaled $864.1 million at September 30, 2005 compared to $666.1 million at December 31, 2004. The increase in the nine months ended September 30, 2005 was principally attributable to reinsurance transactions written and earned during the nine months ended September 30, 2005, partially offset by benefit payments on existing contracts in force.

Losses and benefits recoverable from reinsurers. Losses recoverable from reinsurers totaled $464.5 million at September 30, 2005 compared to $388.1 million at December 31, 2004, an increase of 19.7%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 38.9% of our losses recoverable at September 30, 2005. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 98.2% of its loss recoverable obligations. In addition, at September 30, 2005, one other retrocessionaire accounted for 22.4% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 73.2% of its loss recoverable obligations. All remaining loss recoverables are from organizations rated “A- (Excellent)” or higher by A.M. Best Company.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $99.9 million at September 30, 2005 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants.

Shareholders’ equity. Our shareholders’ equity increased to $954.3 million at September 30, 2005 from $937.0 million at December 31, 2004, an increase of 1.8%, principally reflecting net income of $18.1 million partially offset by a decrease in accumulated other comprehensive income of $7.0 million for the nine months ended September 30, 2005. Additionally, $10.1 million of loans receivable from common share sales were repaid during the nine months ended September 30, 2005.

Liquidity. We generated $349.9 million of cash from operations during the nine months ended September 30, 2005 compared to $506.8 million for the nine months ended September 30, 2004. The decrease in operating cash flow principally reflects the commutation of a large reinsurance contract. Two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We write casualty business, which generally has a long claim-tail and it is expected that we will generate significant operating cash flow while we build a portfolio of loss and benefit reserves on our balance sheet. We believe that our reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

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

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At September 30, 2005, Max Re, which is required to have approximately $290.0 million in statutory capital and surplus in order to pay dividends, had approximately $825.5 million in statutory capital and surplus.

We filed an unallocated universal shelf registration statement with the SEC on September 26, 2005, which the SEC declared effective on October 4, 2005. The securities registered under the shelf registration statement for possible future sales include up to $635.9 million of common shares, preferred shares and various types of debt securities. The shelf registration statement also includes common shares held by Cap Z and common shares issuable upon warrants owned by Cap Z. The common shares held by and issuable upon exercise of warrants by Cap Z account for $135.9 million of the $635.9 million of securities registered under the shelf registration statement, with the remaining $500.0 million available for securities offerings by us. To effect any such sales from time to time, we will file one or more supplements to the registration statement, which will provide details of any proposed offering or sale.

On October 11, 2005, we filed a supplement to the registration statement and, on October 17, 2005, sold 11.0 million common shares at $23.50 per share in an underwritten public offering. We received net proceeds of approximately $246.0 million.

Capital resources. At September 30, 2005, our capital structure consisted of common equity. Total capitalization amounted to $954.3 million as compared to $937.0 million at December 31, 2004, an increase of 1.8%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. On September 26, 2005 we filed a shelf registration statement with the U.S. Securities and Exchange Commission indicating that we may periodically issue up to $500.0 million in debt securities, common, preferred and depositary shares and warrants. On October 11, 2005 we sold 11.0 million common shares at $23.50 per share in an underwritten public common share offering which resulted in net proceeds to Max Re Capital of approximately $246.0 million. As part of the offering we granted the underwriters a 30 day option to purchase up to 1.65 million additional common shares. If the underwriters exercise in full their option we expect to receive additional net proceeds of approximately $37.1 million. We intend to use the net proceeds from this offering to increase the capital and surplus of our reinsurance operating subsidiaries to support expanded underwriting capacity, particularly in property insurance and property catastrophe reinsurance lines, in 2006 and for general corporate purposes.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of September 30, 2005 providing an aggregate of $520.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at September 30, 2005.

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on February 4, 2005 and $0.05 per share on each of April 28, 2005 and July 29, 2005, payable to shareholders of record on February 14, 2005, May 13, 2005 and August 12, 2005, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On October 27, 2005, Max Re Capital’s board of directors declared a dividend of $0.05 per share to be paid on November 30, 2005 to shareholders of record on November 11, 2005.

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

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligation	$150,000	$—	$150,000	$—	$—
Operating lease obligations	11,553	1,392	2,888	3,062	4,211
Property and casualty losses	1,764,003	451,281	703,510	312,788	296,424
Life and annuity benefits	1,389,505	84,205	152,919	136,559	1,015,822
Deposit liabilities	294,386	56,080	45,861	66,949	125,496

Total	$3,609,447	$592,958	$1,055,178	$519,358	$1,441,953

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

The amounts in this table represent our gross estimates of known liabilities as of September 30, 2005 and do not include any allowance for claims for future events within the time period specified. As such, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at September 30, 2005 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

As of September 30, 2005, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At September 30, 2005, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.68%, or approximately $115.3 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 5.39%, or approximately $132.8 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2005, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.73%, or approximately $20.9 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.73%, or approximately $20.9 million.

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

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended September 30, 2005.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiry. While any proceeding contains an element of uncertainty, we believe that we are not presently a party to any litigation or arbitration that is likely to have a material adverse effect on our business or operations, and we are unaware of any contemplated governmental inquiries concerning us.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2005 to July 27, 2005) (1)	—	—	—	$11.0 million
(July 28, 2005 to July 31, 2005) (1)				$36.0 million
(August 1, 2005 to August 31, 2005)	—	—	—	$36.0 million
(September 1, 2005 to September 30, 2005)	—	—	—	$36.0 million

Total (July 1, 2005 to September 30, 2005)(1)	—	—	—	$36.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed quarterly “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.

(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15.0 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $100.0 million of common shares by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 28, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $36.0 million of common shares as of November 1, 2005. The repurchase program has no set expiration or termination date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit	Description
10.1	Underwriting Agreement dated October 11, 2005 by and among the Company, Banc of America Securities LLC and Citigroup Global Markets Inc. (the “Underwriting Agreement”) (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 12, 2005).

10.2	Amendment No. 1 to Underwriting Agreement dated October 14, 2005

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Name: Robert J. Cooney Title: President and Chief Executive Officer

Date: October 31, 2005

/s/ KEITH S. HYNES
Name: Keith S. Hynes Title: Executive Vice President and Chief Financial Officer

Date: October 31, 2005

S-1