Form 10-K
period 2005-12-31
MAX RE CAPITAL LTD
filed 2006-02-15
CIK 1141719

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $737,636,549, based on the closing price of the registrant’s common shares on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of January 31, 2006 was 58,837,354.

Documents incorporated by reference:

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on April 27, 2006, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

General Description

Max Re Capital is a holding company formed in July 1999 under the laws of Bermuda that commenced operations in January 2000. Through Max Re Capital’s subsidiaries, Max Re, Max Re Europe and Max Insurance Europe, we provide multi-line reinsurance and insurance products. Max Re Managers provides reinsurance underwriting and administrative services on a fee basis. Max Re Diversified holds all of our alternative investments, other than reinsurance private equity investments that are held by Max Re. Max Europe Holdings is the holding company for our European operating subsidiaries and was formed in June 2003 under the laws of Ireland.

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

On July 30, 2003, all holders of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and increase in shareholders’ equity of equal amounts as of the date of the exchange.

On October 17, 2005, Max Re Capital raised gross proceeds of $258.5 million in a public offering of common shares. Total proceeds received, net of underwriting discounts and commissions, were $246.0 million. As part of the offering, Max Re Capital granted the underwriters a 30 day option to purchase up to 1.65 million additional common shares. On November 4, 2005, the underwriters exercised their option in full, resulting in additional net proceeds to Max Re Capital of $38.1 million. Substantially all of the proceeds were contributed to Max Re in support of its insurance and reinsurance operations.

Business Segments

We operate in the reinsurance and insurance business serving three segments: the property and casualty reinsurance segment, the property and casualty insurance segment and the life and annuity reinsurance segment. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Property and Casualty Reinsurance:
Accident and Health	$7,790	0.6%	$56,784	5.4%	$94,165	9.3%
Aviation	42,945	3.4	70,838	6.8	63,400	6.3
General Liability	39,878	3.2	16,305	1.6	50,491	5.0
Medical Malpractice	40,744	3.3	43,367	4.2	13,708	1.4
Other	8,196	0.7	—	—	2,682	0.3
Professional Liability	102,620	8.2	144,931	13.9	197,014	19.5
Property, Marine & Energy	74,354	6.0	52,901	5.1	34,689	3.4
Whole Account	177,563	14.2	114,998	11.0	201,792	20.0
Workers’ Compensation	121,630	9.8	83,109	8.0	80,375	8.0

Total P&C Reinsurance	615,720	49.4	583,234	55.9	738,316	73.1
Property and Casualty Insurance:
General Liability	176,947	14.2	131,187	12.6	84,262	8.3
Professional Liability	144,082	11.5	114,685	11.0	78,951	7.8
Property	34,267	2.8	2,197	0.2	—	—

Total P&C Insurance	355,296	28.5	248,068	23.8	163,213	16.2
Aggregate Property and Casualty	$971,016	77.9	$831,302	79.7	$901,529	89.3

Life and Annuity Reinsurance:
Annuity	$235,012	18.9	$196,463	18.8	$—	—
Health	32,657	2.6	12,300	1.2	—	—
Life	7,346	0.6	3,536	0.3	108,250	10.7

Aggregate L&A Reinsurance	$275,015	22.1	$212,299	20.3	$108,250	10.7

Aggregate Property and Casualty and Life and Annuity	$1,246,031	100.0%	$1,043,601	100.0%	$1,009,779	100.0%

Additional information about our business segments is set forth in Note 16 to our audited consolidated financial statements included herein.

The majority of our clients are insurers, reinsurers and companies located in the United States. During the years ended December 31, 2005, 2004 and 2003, we derived approximately 65.2%, 59.4% and 62.9%, respectively, of gross premiums written from clients located in the United States. We also source business throughout Europe, which represented approximately 34.8%, 40.6% and 37.1% of gross premiums written for the years ended December 31, 2005, 2004 and 2003, respectively.

During the last three fiscal years, gross premiums written in each of our business segments has fluctuated. Due to continual changes in our industry, specifically with regard to the relative market pricing conditions in property and casualty and life and annuity products, and other changes in global economic conditions, we anticipate that the percentages of premiums that we write will fluctuate regularly between our property and casualty products and our life and annuity products.

Description of Business

We are a Bermuda-based provider of reinsurance and insurance for both the property and casualty and life and annuity markets with approximately $1,217.2 million in consolidated shareholders’ equity as of December 31, 2005. We differentiate our company from our competitors by offering reinsurance and insurance products covering exposures in several areas of both markets and by targeting superior risk-adjusted returns from our diversified investment portfolio. We model our assets and liabilities on an integrated basis to better manage our reinsurance and insurance liability exposure, structure our investment portfolio and assess our overall risk.

We believe that our diversified products and exposure base, together with our integrated risk management, provide us with flexibility in making decisions regarding our investments because they permit us to undertake investment strategies that have greater liquidity constraints than publicly traded stocks and bonds. This flexibility, as well as a greater flexibility provided under Bermuda law to make various types of investments including alternative investments, allows us to invest our assets in both a portfolio of high grade fixed maturity securities, which we refer to in this Form 10-K as “fixed maturities,” and an alternative investment portfolio.

Property and Casualty Reinsurance

We offer excess of loss and quota share products in the property and casualty reinsurance market. Generally, our reinsurance products are written on market terms with participation by other reinsurers. Our primary focus is on the casualty risk classes, such as workers’ compensation, general liability, professional liability, and medical malpractice. Whole account coverage provides integrated coverage across a client’s multi-line portfolio of risk and may include some or all of the classes described above. We generally underwrite whole account coverages focused on casualty risk exposures. Due to anticipated price increases for property products following the severe hurricane loss events of 2004 and 2005, we plan to increase our volume of property reinsurance in 2006. To that end, in December 2005, we hired additional property underwriters to write more property and property catastrophe reinsurance.

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

Our property and casualty reinsurance contracts are written on either a quota share, also known as proportional or pro rata, basis or on an excess of loss basis. With respect to quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the ceding client. With respect to excess of loss reinsurance, we indemnify the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client. Our reinsurance products may include features such as contractual provisions that require the client share in a portion of losses resulting from its ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract and may provide for premium refunds if the losses we incur are less than those projected at the time of the execution of the contract.

During the years ended December 31, 2005, 2004 and 2003, we wrote $183.8 million, $182.2 million and $302.3 million, respectively, or 29.9%, 31.2% and 40.9%, respectively, of property and casualty reinsurance gross premiums written on a quota share basis and $431.9 million, $401.0 million and $436.0 million, or 70.1%, 68.8% and 59.1%, respectively, on an excess of loss basis.

Property and Casualty Insurance

In 2003, we began offering excess liability and professional lines insurance products, primarily to Fortune 1000 companies. Our excess liability products are excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. Our professional lines products include directors and officers insurance, errors and omissions insurance and employment practices liability insurance. Our insurance products are underwritten in Bermuda and Ireland. In September 2004, we began offering property insurance to the same company base to which we offer our casualty insurance products. Because of anticipated price increases for property insurance products following the severe hurricane loss events of 2004 and 2005, we plan to increase our volume of property insurance in 2006. To that end, in December 2005, we hired additional property insurance underwriters within our property insurance team and began writing more property and property catastrophe insurance.

We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland. Excess liability, professional liability and property premiums accounted for 49.8%, 40.6% and 9.6%, respectively, of the gross premiums written for insurance products during the year ended December 31, 2005 and the ratio of excess liability to professional liability premiums is approximately consistent with the premium exposure written in the years ended December 31, 2004 and 2003.

Life and Annuity Reinsurance

Our life and annuity reinsurance products focus on existing blocks of business and typically take the form of co-insurance structures, where the risk is generally reinsured on the same basis as that of the original policy. In a co-insurance transaction, we receive a percentage of the gross premium charged to the policyholder by the client, less an expense allowance that we grant to the client, as the primary insurer. By accepting the transfer of liabilities and the related assets from our clients in these co-insurance transactions, we seek to enable these clients to achieve capital relief and improved returns on equity. We seek to write life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, corporate owned life, term life, fixed annuities, annuities in payment and structured settlements.

The life reinsurance risks that we underwrite include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The annuity products that we underwrite include longevity and investment risks. The disability products that we underwrite include morbidity risk and, to a lesser extent, early surrender and lapse risks. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Longevity risk measures the sensitivity of the insurance company’s liability to future mortality improvement being greater than expected . Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions. Our co-insurance structures typically involve a higher level of investment risk, with our company investing the premium received.

Pricing of our life and annuity reinsurance products is based on actuarial models that incorporate a number of factors, including assumptions for mortality, longevity, morbidity, expenses, demographics, persistency, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements.

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

We manage the duration and volatility of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification and we tailor our investment strategy accordingly.

We use a series of proprietary and non-proprietary actuarial and financial models in order to analyze the underlying risk characteristics of our liabilities and assets. We conduct both transaction-by-transaction modeling as well as portfolio aggregation modeling and then analyze these modeled results on an integrated basis in an effort to determine the aggregation of our underwriting risks and investment risks and the ultimate impact that adverse events might have on our surplus.

We utilize dynamic financial analysis to examine the possible effects of future variables, such as the effect of inflation on the cost of losses, using multiple scenarios to predict the range of outcomes and prices of our products. In addition, we attempt to manage capital adequacy by incorporating value at risk and risk based capital analyses into our modeling. Through the use of dynamic financial analysis, we seek to measure the risk inherent in each underwriting transaction as well as our overall asset and liability risk, and the potential for adverse scenarios producing projected losses and potential adverse cash flow. Additionally, by employing a risk based capital analysis rather than using premium income as a measure of risk, we are able to obtain an estimate of the amount of capital to be allocated to each transaction and our overall asset and liability portfolio. We believe that our actuarial analysis of loss payment patterns enables us to generate meaningful projections of the total and interim cash flows of our overall liability portfolios, and then use these projections to determine the profile of liquidity and investment returns required of our investment portfolio. We believe that this integrated approach allows us to optimize the use of our capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance, insurance and investment opportunities.

Due Diligence

We perform due diligence as we believe appropriate on every material transaction that we consider underwriting, and perform regular monitoring and periodic due diligence on the transactions that we complete. Generally, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third-parties perform on-site client due diligence on our behalf and assist us in modeling transactions and provide legal advice on contract documentation.

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

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss contracts, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits. Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and on a whole portfolio basis as the need arises.

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

Credit Risk

Our reinsurance and retrocessional arrangements do not legally discharge our liability with respect to obligations that we have insured or reinsured. We remain liable with respect to the liabilities that we cede even if a counterparty is unable to meet its obligations assumed under a reinsurance or retrocessional agreement. Accordingly, we evaluate and monitor the financial strength of each of our counterparties.

In connection with our retrocessional arrangements, we prefer to cede risk on a funds withheld basis, which allows us to cede risk while retaining collateral to secure our reinsurer’s or retrocessionaire’s obligation. Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”) is our largest retrocessionaire and accounted for 38.6% of our losses recoverable at December 31, 2005. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 87.3% of its loss recoverable obligations. In addition, at December 31, 2005, one other retrocessionaire accounted for 20.0% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 72.1% of its loss recoverable obligations.

Our reinsurance programs for our property and casualty insurance risks are generally written on a funds transferred basis and therefore we have greater credit risk exposure. Since we are liable with respect to the reinsurance that we cede even if a reinsurer is unable to meet its obligations assumed under a reinsurance agreement, we evaluate and monitor the financial strength of each of our reinsurers. The aggregate amount due from reinsurers of our property and casualty insurance risks represents 34.6% of losses recoverable at December 31, 2005 and all of these reinsurers are presently rated “A-”or above by A.M. Best Company.

Loss and Benefit Reserves

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

In accordance with accounting principles generally accepted in the United States of America, which we refer to as GAAP, we establish and carry as liabilities actuarially determined reserves calculated to meet our estimated future obligations. The adequacy of our reserves is reviewed annually by outside actuaries in order to corroborate management’s estimates. We maintain our reserves on a GAAP basis. Future losses and benefits comprise the majority of our financial obligations.

Reserves do not represent an exact calculation of liability. Rather, reserves represent our estimate of the expected cost of the ultimate settlement and administration of our claims. Although actuarial methods for establishing reserves have been developed over time, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These estimates, which generally involve actuarial projections, are based upon our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors, including the actions of third parties, that are beyond our control.

Losses and benefits, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses represent the accumulation of:

•	claims reported but not yet paid, which we refer to as case reserves;

•	reserves for claims incurred but not reported, or IBNR;

•	estimated expenses of adjusting and settling claims, including legal and other fees, (which we refer to as loss adjustment expenses); and

•	experience refunds payable to clients under contract provisions.

The table below breaks our reserves into these components by segment.

In millions of U.S. Dollars	Property and casualty reinsurance	Property and casualty insurance	Life and annuity reinsurance
Case reserves	$745,615	$120,930	$854,224
IBNR	804,353	335,134	—

Total	$1,549,968	$456,064	$854,224

The table above makes certain assumptions regarding the split of case reserves and IBNR on property and casualty reinsurance loss reserves. Reinsureds provide loss data in various formats, with some reinsureds providing an analysis of case reserves and IBNR, while other reinsureds provide one reserve number encompassing all reserves and without a specific analysis of the component parts. Where reinsureds provide one reserve number, we calculate the split of IBNR and case reserves based on general industry patterns.

Property and Casualty Insurance Loss Reserve Process

Our casualty insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a book of business basis and are computed on an undiscounted basis. The majority of the insurance business we have written is casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also generally more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a book of business basis and are computed on an undiscounted basis. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events, based on a detailed, location specific analysis of our clients properties impacted by the events.

In connection with our ongoing analysis of our property and casualty insurance loss reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms, establish loss reserves on an individual loss basis and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we revise our property and casualty insurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

We establish and review our property and casualty insurance loss reserves on a regular basis. The process for adjusting our property and casualty insurance loss reserves is based upon loss reports received from clients, which are analyzed by our actuarial models. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting “tail factors” and in areas where our own data is limited.

Property and Casualty Reinsurance Loss Reserve Process

Our property and casualty reinsurance loss reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a transaction-by-transaction basis and are computed on an undiscounted basis. The majority of our reinsurance property and casualty business is casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer we reinsure. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property reinsurance loss reserves are adjusted on a transaction-by-transaction basis, based on losses reported by clients and our assessment of potential losses from catastrophe events based on catastrophe model aggregate assessments and location specific assessments when available.

We establish and review our property and casualty reinsurance loss reserves on a regular basis. The process for establishing our property and casualty reinsurance loss reserves is based upon internally generated actuarial analysis of loss data provided by clients. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty reinsurance losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement our own data in selecting “tail factors” and in areas where our own data is limited.

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

In connection with an ongoing analysis of our property and casualty reinsurance loss reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms. As disputes with clients arise in the ordinary course of business, we typically resolve them through negotiation. We also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we revise our property and casualty reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

Life and Annuity Reinsurance Benefit Reserve Process

Our life and annuity reinsurance benefit reserves are compiled on a transaction-by-transaction basis and are computed on a discounted basis. We establish and review our life and annuity reinsurance benefit reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. We establish and maintain our life and annuity reinsurance reserves at a level that we estimate will, when taken together with future premium payments and interest income expected to be earned in respect of reserves, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable.

Since the development of our life and annuity reinsurance benefit reserves is based upon cash flow projection models, we must make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. We establish these estimates based upon transaction specific historical experience, information provided by ceding companies and industry experience studies. Actual results could differ materially from these estimates. We monitor actual experience and, where circumstances warrant, revise our assumptions and the related life and annuity reinsurance reserve estimates. We record these revisions in the period they are determined.

Property and Casualty Loss Reserve Development

The following table represents the development of balance sheet property and casualty loss reserves calculated in accordance with GAAP, as of December 31, 2000 through December 31, 2005. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance.” The “gross cumulative redundancy (deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	As of December 31,
	2000	2001	2002	2003	2004		2005
		(1)	(1)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099		$2,006,032

Reinsurance recoverable	(5,370)	(122,431)	(157,970)	(224,146)	(341,456)		(477,702)

Reserve for property and casualty losses originally stated, net of reinsurance	130,968	333,946	459,434	767,541	1,113,643		1,528,330

Cumulative net paid losses
1 year later	7,752	136,734	106,076	119,269	217,637		—
2 years later	117,230	202,134	165,539	257,182	—		—
3 years later	141,134	242,681	244,578	—	—		—
4 years later	150,212	285,166	—	—	—		—
5 years later	158,738	—	—	—	—		—

Reserves re-estimated as of
1 year later	150,154	371,507	477,231	760,978	1,228,083		—
2 years later	178,460	368,897	481,302	889,091	—		—
3 years later	175,057	371,662	564,080	—	—		—
4 years later	175,057	403,378	—	—	—		—
5 years later	175,057	—	—	—	—		—

Net cumulative redundancy (deficiency)	(44,089)	(69,432)	(104,646)	(121,550)	(114,440	)(2)

Gross cumulative redundancy (deficiency)	(44,089)	(104,303)	(153,858)	(176,704)	(163,214)

(1)	Adjusted for reclassification of a contract to deposit liabilities.
(2)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 4 to the consolidated financial statements of $4,407 relates to amortization of deferred charges on retroactive reinsurance contracts assumed.

Our balance sheet date reserves for 2001 and each subsequent balance sheet date shown in the above table were increased in 2005 by the development on two specific contracts. The first contract increased 2001 reserves by $29.6 million with the recording of such increased losses, triggering additional premiums and interest on additional premiums of $36.0 million, which are not reflected in the table above. The second contract increased 2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2005, 2004 and 2003, please refer to Note 4 of our audited consolidated financial statements included herein.

Marketing

We believe that diversity in our sources of business reduces the potential adverse effects arising from the termination of any one of our business relationships. Our marketing plan calls for the development of relationships with brokers and potential clients that we or brokers believe have a need for reinsurance or insurance, based on regulatory filings, industry knowledge and market trends.

During the years ended December 31, 2005, 2004 and 2003, brokered transactions accounted for the majority of our gross premiums written. During the years ended December 31, 2005, 2004 and 2003, the top three independent producing intermediaries and brokerage firms accounted for 33%, 23% and 8%; 27%, 25% and 10%; and 36%, 15% and 11%, respectively, of gross premiums written.

In addition, we attempt to capitalize on existing relationships with reinsurance and insurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

We seek to earn a superior risk-adjusted total return on our assets by engaging in an investment strategy that combines fixed maturities and alternative investments that employ strategies intended to manage investment risk. We diversify our portfolio to limit volatility and attempt to maintain adequate liquidity in our fixed maturities and alternative investments to fund operations and protect against losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The finance and investment committee of our board of directors approves and monitors performance of the managers of our fixed maturities investments and alternative investments. The finance and investment committee also periodically reviews our investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2005, approximately 70.9% of our investment portfolio was invested in cash and fixed maturities and approximately 29.1% was invested in alternative investments. We seek to allocate between 60% and 80% of our investment portfolio in cash and fixed maturities and between 20% and 40% of our investment portfolio in alternative investments. However, this allocation can vary from the targeted amounts because of cash flows, market value variations and liability exposures at specific points in time.

Aggregate Portfolio Results

The table below shows the annual total rate of return of our cash and fixed maturities investments, alternative investments and aggregate investment portfolio for the years ended December 31, 2005, 2004 and 2003 (1).

	Year Ended December 31,
	2005	2004	2003
Cash and Fixed Maturities Investments	3.83%	4.22%	3.26%
Alternative Investments—Max Re Diversified(2)	5.88	9.81	16.67
Alternative Investments—Reinsurance Private Equity(2)	(43.00)	(11.06)	15.81
Alternative Investments—Total	3.34	8.23	16.57
Aggregate Portfolio(3)	3.66	5.63	7.74

(1)	Annual total rate of return means the annual total rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

(2)	Max Re Diversified holds all of our alternative investments other than reinsurance private equity investments, which are held by Max Re.
(3)	Consists of cash and fixed maturities and our alternative investments.

This annual total rate of return information for our investment portfolio should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2005, approximately 70.9% of our total investment portfolio was invested in cash and fixed maturities and was managed by General Re-New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management. Our fixed maturities investments are comprised of liquid, high quality securities. As of December 31, 2005, our fixed maturities investments had a dollar-weighted average rating of “AA,” an average duration of approximately 4.6 years and an average book yield to maturity of 4.27%.

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

Alternative Investments

Overview. Based on fair values at December 31, 2005, approximately 29.1% (Max Re Diversified—28.3% and reinsurance private equity—0.8%, respectively) of our investment portfolio was invested in alternative investments. Max Re Diversified holds all of our alternative investments other than reinsurance private equity investments that are held by Max Re. Alstra Capital Management, LLC, an affiliate of one of our directors and which we refer to as Alstra, has served as fund of funds advisor for Max Re Diversified since April 1, 2004. As of December 31, 2005, Max Re Diversified was invested in approximately 50 underlying alternative investment funds representing the following investment strategies: Commodities Trading, Convertible Arbitrage, Distressed Securities Investing, Diversified Arbitrage, Emerging Markets, Event Driven Arbitrage, Fixed Income Arbitrage, Global Macro, Long/Short Credit, Long/Short Equities and Opportunistic Investing. These strategies were selected because of their low correlation with the stock market, the bond market and each other. Our alternative investment guidelines also provide that Max Re Diversified may be invested in Merger Arbitrage.

Our alternative investments are invested in accordance with our investment guidelines, which may be amended from time to time by our board of directors. Our investment guidelines currently mandate, among other things, that:

•	funds must be invested in a minimum of five distinct alternative investment strategies;

•	investments in any single strategy may not be made if it would cause the single strategy to exceed 25% of the value of our alternative investment portfolio, with further concentration limits imposed on certain strategies;

•	investments with less than quarterly liquidity may not exceed 20% of our alternative investment portfolio; and

•	investments in any single underlying fund may not be made if it would cause the single underlying fund to exceed 5% of the value of our alternative investment portfolio.

Under the terms of our customer agreement and trading authorization contract with Alstra, Alstra may make discretionary investment determinations so long as those determinations comply with our alternative investment guidelines and are in underlying funds approved by the finance and investment committee of the board of directors. Currently Max Re Diversified pays Alstra a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of the funds in which Max Re Diversified had invested.

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

Reinsurance Private Equity. In addition to Max Re Diversified’s investments in alternative investment funds, Max Re has made private equity investments in two reinsurance companies: Grand Central Re and DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer.

Alternative Investment Portfolio. As of December 31, 2005 and 2004, our alternative investment portfolio was allocated as follows:

	As of December 31,
	2005		2004
	Fair Value	Percentage of Total Alternative Investment Portfolio	Fair Value	Percentage of Total Alternative Investment Portfolio
	(in thousands)		(in thousands)
Commodities trading	$78,782	6.4%	$55,946	5.0%
Convertible arbitrage	41,445	3.4	90,275	8.1
Distressed securities investing	194,499	15.8	154,196	13.8
Diversified arbitrage	179,952	14.6	170,408	15.2
Emerging markets	97,625	7.9	68,584	6.1
Event driven arbitrage	212,172	17.2	94,554	8.4
Fixed income arbitrage	22,937	1.9	86,175	7.7
Global macro	100,765	8.2	139,110	12.4
Long/short credit	118,059	9.6	70,797	6.3
Long/short equity	127,512	10.4	99,084	8.9
Opportunistic investing	23,744	1.9	24,221	2.2

Total Max Re Diversified	1,197,492	97.3	1,053,350	94.1

Reinsurance private equity	33,397	2.7	65,678	5.9

Total alternative investment portfolio	$1,230,889	100.0%	$1,119,028	100.0%

Alternative Investment Portfolio Liquidity. We are able to liquidate our alternative investments held through Max Re Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which our alternative investments are invested require 30 days notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with our investment guidelines, a minimum of 80% of our alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2005, the liquidity profile of our alternative investments held through Max Re Diversified was as follows:

Monthly	10.0%
Quarterly	80.6%
Other	9.4%

Once a notice of withdrawal is given, we could be subject to periods extending up to 60 days before the cash proceeds are returned by an investment fund. Although we believe that our fixed maturities investments provide sufficient liquidity to satisfy the claims of our insureds and ceding clients, in the event that we were required to access assets invested in the alternative investments, our ability to do so may be impaired by these liquidity constraints.

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

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as AXIS Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. compete in many of our property and casualty markets. In the aftermath of the significant losses experienced by the insurance and reinsurance industry as a result of several hurricanes in the United States in 2005, a number of highly capitalized start-up companies have entered the market. We believe these competitors are likely to concentrate on the property market, an area into which we intend to expand further subsequent to the hurricanes.

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. Max Re is currently rated “A- (excellent)” by A.M. Best Company and “A (strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of Max Re’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Re Capital.

Administration

We provide most of our own management and administrative services and establish and administer our loss reserves and policy benefits. Our underwriters, financial staff, chief risk officer and actuaries assist our claims personnel in performing traditional claims tasks such as monitoring claims and reserving. We also engage third parties to administer certain reinsurance claims. In addition, when we write highly specialized business we from time to time hire third-party claims specialists to assist in evaluating loss exposure and establishing reserving practices and claims-paying procedures. We self-manage and administer the claims activity associated with our insurance operations and utilize both internal resources and external experts in the reserving and settlement of insurance claims.

In connection with the administration of the life and annuity benefit payments of our clients’ primary insureds that are covered on certain reinsurance transactions, our company, together with the client, will select an independent third-party claims administrator. We and our client then enter into a contract with the third-party administrator that will typically contain a provision requiring a significant amount of advance notice in order to terminate the contract. We are responsible for the loss and benefit payment expense charged by the third party administrator.

Regulation

Bermuda

The Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act, regulates the reinsurance and insurance business of Max Re and the reinsurance and insurance management business of Max Re Managers.

The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Max Re and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of Bermuda reinsurance and insurance companies. Max Re is required to prepare annual statutory financial statements, file an annual statutory financial return and have its statutory reserves actuarially certified. In addition, Max Re Capital, Max Re, Max Re Managers and Max Re Diversified are each required to comply with the provisions of the Companies Act 1981 of Bermuda, which we refer to as the Bermuda Companies Act, regulating, among other things, the payment of dividends and making of distributions from contributed surplus.

Ireland

Our Irish operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the Irish Financial Services Regulatory Authority, or IFSRA, under the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, directions issued under regulations and guidelines issued by IFSRA.

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

Employees

As of December 31, 2005, we had 82 employees.

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

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(A) Market Information

Our common shares began trading on the Nasdaq National Market under the symbol MXRE on August 14, 2001. Prior to that time, there was no trading market for Max Re Capital common shares. The following table sets forth for the periods indicated the high and low reported sale price of our common shares on the Nasdaq National Market.

	2005		2004
	High	Low	High	Low
First Quarter	$24.40	$20.69	$24.60	$21.00
Second Quarter	$23.93	$21.00	$23.50	$18.38
Third Quarter	$25.52	$22.10	$20.00	$17.45
Fourth Quarter	$27.00	$22.40	$21.48	$18.01

Our common shares began trading on the Bermuda Stock Exchange (“BSX”) under the symbol MXRE BH on December 17, 2001. The last day a closing price was reported by the BSX was $15.50 on December 18, 2001.

(B) Holders

As of January 31, 2006, the number of holders of record of our common shares was approximately 124.

(C) Dividends

We have paid a quarterly cash dividend of $0.05 ($0.20 annually) per common share since the second quarter of 2005. From the fourth quarter of 2003 through the first quarter of 2005, we paid a quarterly cash dividend of $0.03 per common share ($0.12 annually). From the fourth quarter of 2001 through the third quarter of 2003, we paid a quarterly cash dividend of $0.02 per common share ($0.08 annually). Prior to that time, we had not declared or paid any dividends on our common shares. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

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

Under the Bermuda Companies Act, each of Max Re Capital, Max Re, Max Re Managers and Max Re Diversified may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due. Under the Irish Insurance Acts and regulations, each of Max Europe Holdings, Max Re Europe and Max Insurance Europe may only declare a dividend if, among other matters, such payment would not reduce its statutory surplus below the required minimum. Accordingly, we cannot assure shareholders that we will declare or pay dividends in the future. In addition, each of Max Re’s three letter of credit facilities prohibits Max Re from paying dividends at any time that it is in default under the respective facility, which will occur if Max Re Capital’s shareholders’ equity or Max Re’s shareholders’ equity is less than a specified amount as well as in certain other circumstances.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 about Max Re Capital’s common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans, including the Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,915,279	(1)	$15.45	3,763,615	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,915,279	(1)	$15.45	3,763,615	(2)

(1)	Includes 2,066,869 common shares issuable upon the exercise of options that were outstanding under the Incentive Plan as of December 31, 2005. The Incentive Plan was approved by the shareholders of Max Re Capital at the Annual General Meeting of Shareholders in 2000 and amendments to the Incentive Plan were approved by shareholders at the Annual General Meeting of Shareholders in 2002 and in 2005. Also includes 1,848,410 common shares issuable upon the exercise of warrants granted in 1999, 2000 and 2001 to the Named Executive Officers and certain other employees pursuant to their respective employment agreements. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.
(2)	Represents the difference between the number of securities issuable under the Incentive Plan 8,000,000 and the number of securities issued under the Incentive Plan as of December 31, 2005, 4,236,385, which consist of options to acquire 2,066,869 common shares (net of exercises of 223,733 and forfeitures of 19,000) as well as 1,926,783 restricted shares.

(E) Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(October 1, 2005 to October 31, 2005)(1)	—	—	—	$36.0 million
(November 1, 2005 to November 30, 2005)	—	—	—	$36.0 million
(December 1, 2005 to December 31, 2005)	—	—	—	$36.0 million

Total	—	—	—	$36.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed quarterly “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15.0 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $75.0 million of common shares by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 29, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $36.0 million as of January 31, 2006. The repurchase program has no set expiration or termination date.

ITEM 6.    SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,246.0	$1,043.6	$1,009.8	$647.4	$710.6
Net premiums earned	1,039.4	917.8	727.2	388.0	500.9
Net investment income	106.8	82.8	60.1	64.4	43.9
Net gains on alternative investments	39.9	81.6	124.0	32.1	29.8
Income (loss) before minority interest	6.7	133.7	130.9	(7.1)	2.6
Fixed maturities and cash	2,996.9	2,395.2	1,805.9	1,371.7	982.4
Alternative investments	1,230.9	1,119.0	831.4	653.2	627.8
Total assets	5,373.6	4,367.4	3,495.6	2,643.4	2,048.6
Shareholders’ equity(1)	1,217.2	937.0	805.2	710.7	699.7
Book value per share(1)	20.69	20.45	17.82	15.75	14.92
Diluted earnings (loss) per share	0.13	2.75	2.84	(0.15)	0.06
Cash dividends per share	0.18	0.12	0.09	0.08	0.02
Return on average combined equity	0.6%	15.4%	17.3%	(1.0)%	0.4%

(1)	Formerly shown as combined shareholders’ equity (shareholders’ equity and minority interest) and combined book value per share. On July 30, 2003, the holders of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 and for the year ended December 31, 2004 compared to the year ended December 31, 2003, and also a discussion of our financial condition as of December 31, 2005. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this annual report.

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. Since 2001, the property and casualty market has presented more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market, resulting in improvement in premium rates, terms and conditions. However, prior to the severe hurricane activity in 2005, we observed a decrease in attractive property and casualty opportunities as competition increased in most property and casualty lines of business that we write. We anticipate that hurricanes Katrina, Rita and Wilma will result in improved premium rates, terms and conditions in the property and property catastrophe reinsurance and insurance markets. As a result we are growing our short-tail property and property catastrophe reinsurance and insurance premium volume, including through an expansion of the underwriting of property and property catastrophe reinsurance. With respect to the types of life and annuity reinsurance contracts we offer, we have seen more opportunities in the market and increased production in 2005 compared to 2004. We remain cautious about whether these opportunities will continue to result in additional business for us in the near term.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 11 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at December 31, 2005, the allocation of invested assets was approximately 70.9% in cash and fixed maturities and 29.1% in alternative investments.

Our principal operating subsidiary is Max Re. At December 31, 2005, Max Re had $1,165.7 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Executive Summary

Our financial results for the year ended December 31, 2005 were significantly impacted by Hurricanes Katrina and Wilma and, to a lesser extent, Hurricane Rita and other natural catastrophes. As a result, our overall property and casualty underwriting results produced a 105.3% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 93.2% in the year ended December 31, 2004. We recognized approximately $123.4 million in underwriting losses as a result of hurricanes and a further $34.0 million in reinsurance private equity investment losses associated with hurricanes during the year. Net income for the year is $6.7 million after recording a reduction in net income of $157.4 million from hurricane related activity.

During the year ended December 31, 2005, our total gross premiums written increased 19.4% compared with the year ended December 31, 2004. Our property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance business all contributed to our volume growth.

Gross premiums written for the property and casualty reinsurance segment increased by 5.6% to $615.7 million for the year ended December 31, 2005 compared to $583.2 million for the year ended December 31, 2004. The increase in gross premiums written in this segment includes additional premium of $182.0 million stemming from additional losses on two contracts written in prior periods, which was largely offset by the non-renewal of four reinsurance contracts with an aggregate premium of approximately $174.5 million in 2004.

We expanded our customer base and renewed the contracts we desired to renew in the property and casualty insurance segment, resulting in a 43.2% increase in gross premiums written to $355.3 million, for the year ended December 31, 2005 compared to $248.1 million for the year ended December 31, 2004.

Gross premiums written for the life and annuity reinsurance segment increased to $275.0 million during the year ended December 31, 2005 compared to $212.3 million during the year 2004, principally due to increased premium production during the year. We recognized $311.2 million in benefit expenses during the year ended December 31, 2005 compared to $238.2 million for the year ended December 31, 2004. The increase in benefits is principally due to the life and annuity reinsurance transactions written during the year ended December 31, 2005.

In 2005, we continued to emphasize casualty lines in our property and casualty reinsurance and insurance segments, with the largest portion of gross premiums written coming from professional liability and general liability. We intend to continue to diversify our property and casualty reinsurance and insurance underwriting by writing business with a greater number of clients and by varying the underlying exposures assumed. We are continually reviewing our business strategy in relation to the underwriting environment and we expect that the recent hurricanes in the United States will result in a more attractive market environment for short-tail property and property catastrophe reinsurance and insurance. In order to position ourselves to take advantage of these anticipated opportunities, we sold 11.0 million common shares and 1.65 million common shares on October 17, 2005 and November 4, 2005, respectively, at a price of $23.50 per share in an underwritten public offering, resulting in aggregate net proceeds of approximately $284.1 million.

We operate in a business where we expect volatility in our underwriting results arising from our reinsurance and insurance businesses. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures, establishing contractual liability caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we manage, and will continue to manage, this volatility effectively. During the year ended December 31, 2005, Hurricane Katrina, likely to be the most costly natural disaster ever seen in the property and casualty industry, Hurricane Rita and Hurricane Wilma, collectively resulted in an industry estimated $45 billion to $80 billion in insured losses. We believe that events such as these demonstrate that our risk management and diversification strategy is operating effectively, as we recorded $6.7 million in net income for the year ended December 31, 2005, despite an aggregate $157.4 million negative impact to net income from natural catastrophes. The $157.4 million negative impact is composed of $73.4 million in property and casualty reinsurance losses, $50.0 million of property and casualty insurance losses and $34.0 million in investment losses recorded under the equity method of accounting from our investment in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”).

Losses and benefits represented our largest expense and accounted for 68.8% of total liabilities at December 31, 2005. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to corroborate management’s estimates. As a result of new information received and settling certain contracts with clients during the year ended December 31, 2005, we recognized approximately $118.8 million in net adverse development on prior year reinsurance reserves. The adverse development includes $159.3 million attributable to two property and casualty reinsurance contracts, partially offset by $40.5 million in favorable development on remaining property and casualty reinsurance contracts. The notification of additional losses on these contracts triggered additional premiums written and ceded, together with interest on such premiums, in the net amount of $141.3 million, which is recorded as premium in our financial statements.

Net income for the year ended December 31, 2005 was $6.7 million compared to $133.7 million for the year ended December 31, 2004. The decline in net income is principally attributable to the losses associated with hurricanes Katrina, Rita and Wilma and lower income from our alternative investment portfolio offset by higher interest income from our fixed maturities portfolio compared to the year ended December 31, 2004.

In 2004, the New York State Attorney General and other regulatory authorities launched investigations into broker conduct and the accounting of certain types of finite risk reinsurance transactions. We are not a party to any related litigation and have not received any subpoena or information requests. Moreover, we conducted an internal review of our business arrangements and we have discovered no evidence that we were involved in the type of conduct that is the subject of the investigations. It is not possible to predict the ultimate effect of the investigations or their impact on the reinsurance industry or our business. During the year ended December 31, 2005 we settled all outstanding balances in relation to Placement Service Agreements (PSAs) with insurance brokers, which we had terminated with effect from September 30, 2004.

Our investments during the year ended December 31, 2005 produced a total return of 3.66% compared to 5.63% for the year ended December 31, 2004. The cash and fixed maturities portfolio produced a total return of 3.83% during the year ended December 31, 2005 compared to 4.22% for the year ended December 31, 2004. The decrease in total return was driven by changes in market interest rates that led to a decrease in unrealized holding gains on fixed maturities, which are a component of accumulated other comprehensive income. During the year ended December 31, 2005, our alternative investments generated a 3.34% rate of return compared to an 8.23% rate of return for the year ended December 31, 2004. Our alternative investments owned by Max Re Diversified generated a 5.88% rate of return compared to 9.81% in 2004. In both years the return of the alternative investment portfolio has been negatively impacted by our private equity reinsurance investment in DaVinci, which experienced investment losses of approximately $34.0 million from Hurricane Katrina and other natural catastrophes in 2005 and approximately $15.0 million from hurricanes Charley, Frances, Ivan and Jeanne in 2004. DaVinci is a property catastrophe reinsurer and, therefore, it is expected that losses will be incurred during periods where there are severe or frequent catastrophes. In December 2005, DaVinci raised additional share capital and we chose not to participate in the transaction. As a result, our investment in DaVinci has declined to approximately 5% of its share capital at December 31, 2005.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the year ended December 31, 2005, we generated $389.9 million of cash from operations and invested $549.8 million in fixed maturities. We expect to continue to generate positive operating cash flow through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses. Further, we raised approximately $284.1 million of additional cash in October and November 2005 in connection with a public offering of our common shares, which we used to increase the capital and surplus of our operating subsidiaries, to expand underwriting capacity, particularly in property and property catastrophe reinsurance and insurance lines and for general corporate purposes.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance businesses. Additionally, we recognize returns from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying contracts. Life and annuity reinsurance premiums are generally earned when the premium is due from policyholders. Each of our reinsurance contracts contains unique pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received.

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

Premiums receivable

For quota share or proportional contracts we are entitled to receive premium as the ceding client collects the premium under contractual reporting and payment terms, which are usually quarterly. Premiums are usually collected over a two year period on our quota share or proportional contracts. For excess of loss contracts, premium is generally paid in contractually stipulated installments with payment terms ranging from payment at the inception of the contract to four quarterly payments. As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premium receivable asset on our balance sheet. We actively monitor our premium receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process we consider the credit quality of our cedants and monitor premium receipts versus expectations. We also seek to include a right of offset in the contract terms. Since commencing our operations, we have not written off any premiums receivable and, currently, no premiums receivables are significantly beyond their due dates or in dispute.

Losses and benefits

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

Setting appropriate reserves for losses and benefits is an inherently uncertain process. Losses and benefit reserves represent estimates, at a given point in time, of the ultimate settlement costs of losses incurred (including IBNR losses, which are losses that have been incurred but not yet reported to us). Our IBNR reserves are largely comprised of casualty exposures and therefore these claims are subject to a higher degree of estimation volatility as a result of changes in the legal environment, jury awards, medical cost trends and general inflation. We regularly review and update these estimates using the most current information available and employing various actuarial methods. The ultimate liability for a loss is likely to differ from the original estimate due to the factors discussed above. Whenever we determine that an existing reserve for losses and benefits needs adjustment, we are required to record a change in estimate, increasing or decreasing the reserve with a corresponding reduction or increase, which could be material, in our operating results in the period in which the deficiency or redundancy is identified. Adjustments resulting from changes in our estimates are recorded in the period such adjustments are determined. The establishment of reserves, or the adjustment of reserves for reported losses, could result in significant upward or downward changes to our financial condition or results of our operations in the period such amounts are reported.

The development of policy benefit reserves requires management to make estimates and assumptions regarding mortality, morbidity, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from these estimates. We monitor actual experience and, where circumstances warrant, will revise our assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

Our reinsurance and insurance reserves are actuarial projections as of the balance sheet date of the ultimate unpaid losses and benefits associated with our reinsurance and insurance contracts. Considerable judgment is required in the evaluation of losses and benefits and the establishment of liabilities for losses and benefits. We employ a variety of actuarial loss reserving techniques and several models to assist in the setting and reviewing of reserves. The actuarial loss reserves techniques and models employed include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency and severity methods. Further, we retain an independent actuarial firm to review annually the adequacy of the reserves as determined by management. Additional information regarding losses and benefit amounts incurred will become available over time and the estimates of such amounts may need to be revised, resulting in gains and losses in the periods determined.

Investments

Our investments are carried at fair value or amounts that approximate fair value. Fair value for our investments in fixed maturities is generally based on quoted market prices or pricing models. At December 31, 2005, the valuation of approximately 95% of our fixed maturities investments was based on quoted market prices. Fair value for our alternative investments is generally based on the net asset value reported by the respective investment fund managers or, for our reinsurance equity investments, based on the carried amount under the equity method of accounting. The investment fund managers generally carry their trading positions and investments at fair value. We rely on the financial reports from these entities for recording the net gains on alternative investments in our statement of income.

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

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	2005	% change	2004	% change	2003
	In millions of US Dollars
Gross premiums written	$615.7	5.6%	$583.2	(21.0)%	$738.3
Reinsurance premiums ceded	(65.9)	38.4%	(47.6)	(37.3)%	(75.9)

Net premiums written	549.8	2.7%	535.6	(19.1)%	662.4

Net premiums earned(a)	593.0	1.9%	582.1	(2.1)%	594.7

Losses(b)	532.3	22.3%	435.4	(1.7)%	442.7
Acquisition costs	73.6	(33.6)%	110.9	(23.3)%	144.6
General and administrative expenses	15.0	24.0%	12.1	28.7%	9.4

Total losses and expenses(c)	620.9	11.2%	558.4	(6.4)%	596.7

Net income (loss)	(27.9)	n/a	23.7	n/a	(2.0)

Loss ratio(b)/(a)	89.8%		74.8%		74.4%
Combined ratio(c)/(a)	104.7%		95.9%		100.3%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio (“loss ratio”) is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2005 were $615.7 million compared to $583.2 million for the year ended December 31, 2004, an increase of 5.6%. This increase included additional premiums of $182.0 million arising from the notification of additional losses on two contracts written in prior years. This increase was largely offset by the non-renewal of four reinsurance contracts that accounted for approximately $174.5 million of premium in the year ended December 31, 2004. We chose not to renew these contracts as the renewal terms and conditions did not meet our current underwriting criteria. There were no other significant changes to premium estimates on prior period contracts.

Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2004 were $583.2 million compared to $738.3 million for the year ended December 31, 2003, a decrease of 21.0%. The decline in premiums written reflects the non-renewal of one reinsurance contract that accounted for $110.0 million of premium in the year ended December 31, 2003. In addition, we terminated an accident and health reinsurance contract during its term, which resulted in us writing $50.0 million less premium in the 2004 year compared to the same period in 2003. We also had $37.3 million of decreases in premium estimates relating to contracts written in prior periods. The premium estimate changes resulted principally from changes in two ceding clients’ operations due to a rating agency downgrade in one instance and the loss of key members of the client’s underwriting team in the second instance, with both items leading to lower premium production for the ceding clients.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2005 were $65.9 million compared to $47.6 million for the year ended December 31, 2004, an increase of 38.4%. The increase included $40.7 million of reinsurance premiums ceded which were directly related to the $182.0 million of additional premiums written on two contracts written in a prior year, as described above. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2004 were $47.6 million compared to $75.9 million for the year ended December 31, 2003, a decrease of 37.3%. The majority of the premium ceded relates to our quota share and aggregate stop loss agreements with Grand Central Re. Effective January 1, 2004, Grand Central Re stopped accepting new business and, accordingly, there is a decline in premium ceded in the year ended December 31, 2004 as compared to 2003, with the 2004 amounts relating to additional premiums ceded on contracts written in prior years.

Net premiums earned. Net premiums earned for property and casualty reinsurance increased by 1.9% to $593.0 million for the year ended December 31, 2005 despite the non-renewal of four reinsurance contracts that accounted for approximately $173.2 million of net premiums earned in the year ended December 31, 2004. The non-renewals were largely offset by $141.3 million of additional net premiums earned on two contracts written in a prior years.

Net premiums earned for property and casualty reinsurance decreased by 2.1% to $582.1 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease is correlated to the reduced gross premiums written during the same period.

Losses. Losses relating to property and casualty reinsurance were $532.3 million for the year ended December 31, 2005 compared to $435.4 million for the year ended December 31, 2004, an increase of 22.3%. The losses for the year ended December 31, 2005 include $73.4 million of losses attributable to the hurricanes in the United States and $159.3 million of net losses pertaining to additional losses notified on two contracts written in a prior year. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2005 was 89.8% compared to 74.8% for the year ended December 31, 2004. Excluding hurricane losses in 2005, the adjusted loss ratio for our property and casualty reinsurance segment is 77.4%, which is higher than in 2004 due to the additional losses posted on prior period contracts.

Losses relating to property and casualty reinsurance were $435.4 million for the year ended December 31, 2004 compared to $442.7 million for the year ended December 31, 2003, a decrease of 1.7%, which is comparable to the decrease in our premiums earned for this product line. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2004 was 74.8% compared to 74.4% for the year ended December 31, 2003.

Acquisition costs. Acquisition costs were $73.6 million for the year ended December 31, 2005 compared to $110.9 million for the year ended December 31, 2004, a decrease of 33.6%. The decrease in acquisition costs for the year ended December 31, 2005 is due to lower average acquisition costs on premiums earned and to the $141.3 million of additional net premiums written and earned on two contracts written in a prior year, which did not attract any further acquisition costs. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Acquisition costs were $110.9 million for the year ended December 31, 2004 compared to $144.6 million for the year ended December 31, 2003, a decrease of 23.3%. The decrease in acquisition costs for the year ended December 31, 2004 is due to lower average acquisition costs on premiums earned derived from a change in mix of property and casualty business written and earned.

General and administrative expenses. General and administrative expenses were $15.0 million for the year ended December 31, 2005 compared to $12.1 million for the year ended December 31, 2004, an increase of 24.0%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff, including hiring additional property underwriters. The general and administrative expense to net premiums earned ratio was 2.5% for the year ended December 31, 2005 compared to 2.1% for the year ended December 31, 2004.

General and administrative expenses were $9.4 million for the year ended December 31, 2003, resulting in a general and administrative expense to net premiums earned ratio of 1.6%, lower than in the years ended December 31, 2004 and 2005 due principally to lower personnel costs in 2003.

Net income (loss). Net loss attributable to property and casualty reinsurance for the year ended December 31, 2005 was $27.9 million compared to $23.7 million of income for the year ended December 31, 2004. The net loss for the year ended December 31, 2005 was principally attributable to $73.4 million of losses recognized due to Hurricanes Katrina, Rita and Wilma compared to $6.0 million for hurricanes in 2004.

Net income attributable to property and casualty reinsurance for the year ended December 31, 2004 was $23.7 million compared to a loss of $2.0 million for the year ended December 31, 2004. The increase in net income was principally attributable to a lower combined ratio due to reduced acquisition costs derived from a change in mix of property and casualty business written and earned.

Property and Casualty Insurance Segment

	2005	% change	2004	% change	2003
	In millions of US Dollars
Gross premiums written	$355.3	43.2%	$248.1	52.0%	$163.2
Reinsurance premiums ceded	(145.7)	27.5%	(114.3)	100.5%	(57.0)

Net premiums written	209.6	56.7%	133.8	26.0%	106.2

Net premiums earned(a)	172.9	39.4%	124.0	170.2%	45.9

Losses(b)	175.5	93.7%	90.6	161.9%	34.6
Acquisition costs	0.1	(96.0)%	2.5	(19.4)%	3.1
General and administrative expenses	9.9	45.6%	6.8	38.8%	4.9

Total losses and expenses(c)	185.5	85.7%	99.9	134.5%	42.6

Net income (loss)	(12.6)	n/a	24.1	630.3%	3.3

Loss ratio(b)/(a)	101.5%		73.0%		75.4%
Combined ratio(c)/(a)	107.3%		80.5%		92.8%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio (“loss ratio”) is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the year ended December 31, 2005 were $355.3 million compared to $248.1 million for the year ended December 31, 2004, an increase of 43.2%. The increase is the result of the continued expansion of this segment, including new business coming from the addition of our property underwriting team in 2004. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Gross premiums written for the property and casualty insurance segment for the year ended December 31, 2004 were $248.1 million compared to $163.2 million for the year ended December 31, 2003, an increase of 52.0%. Our first full year of production for our insurance team was 2004.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the year ended December 31, 2005 were $145.7 million compared to $114.2 million for the year ended December 31, 2004, an increase of 27.6%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2005 was 41.0% compared to 46.0% for the year ended December 31, 2004. Not all of the contracts we write qualify for inclusion in our quota share treaties and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Reinsurance premiums ceded for insurance for the year ended December 31, 2004 were $114.2 million compared to $57.0 million for the year ended December 31, 2003, an increase of 100.4%. Reinsurance premiums ceded were principally related to our quota share treaties, utilized to manage our retained exposure, and line sizes on our insurance products, which were put in place in the latter half of 2003. The ratio of reinsurance premiums ceded to gross premium written for the year ended December 31, 2003 was 34.9%.

Net premiums earned. Net premiums earned on insurance increased by 39.4% to $172.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 and by 170.2% to $124.0 million for the year ended December 31, 2004 from $45.9 million for the year ended December 31, 2003. The increases are attributable to our expansion of the insurance product line over the past three years, including developing our property insurance product. The increase also reflects the earning pattern of a larger and increasingly mature portfolio of insurance contracts.

Losses. Losses relating to insurance were $175.5 million for the year ended December 31, 2005 compared to $90.6 million for the year ended December 31, 2004, an increase of 93.7%, and includes $50.0 million in losses recorded related to the hurricanes in the United States. The loss ratio for our insurance segment for the year ended December 31, 2005 was 101.5% compared to 73.0% for 2004. Excluding hurricane losses in 2005, the adjusted loss ratio for our property and casualty insurance segment is 72.6%. As our portfolio of insurance contracts matures and we receive more reports and updates of losses, we will continue to refine our estimated reserves. Our present estimate of reserves are based on client specific historic loss data, supplemented with industry loss data and reported losses. During the year ended December 31, 2005, there were no increases in loss reserves relating to prior year contracts.

Losses relating to insurance were $90.6 million for the year ended December 31, 2004 compared to $34.6 million for the year ended December 31, 2003, an increase of 161.9%, which is consistent with the increase in our premiums earned for the year 2004. The loss ratio for insurance for the year ended December 31, 2003 was 75.4%.

Acquisition costs. Acquisition costs were $0.1 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004. The decline in acquisition costs principally results from the current year settlement of our 2004 PSA obligations to brokers at $1.5 million less than our accrued liability. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

Acquisition costs were $2.5 million for the year ended December 31, 2004 compared to $3.1 million for the year ended December 31, 2003. The decline in acquisition costs principally reflects the increase in acquisition costs recovered from our quota share partners.

General and administrative expenses. General and administrative expenses were $9.9 million for the year ended December 31, 2005 compared to $6.8 million for the year ended December 31, 2004, an increase of 45.6%. The increase resulted principally from expenses associated with additional staff, including an expanded property underwriting team. The general and administrative expense to net premiums earned ratio was 5.7% for the year ended December 31, 2005 compared to 5.5% for the year ended December 31, 2004.

General and administrative expenses were $6.8 million for the year ended December 31, 2004 compared to $4.9 million for the year ended December 31, 2003, an increase of 38.8%. The increase resulted principally from expenses associated with additional staff within our excess liability and professional lines teams.

Net income (loss). Net loss attributable to the property and casualty insurance segment for the year ended December 31, 2005 was $12.6 million compared to $24.1 million of income for the year ended December 31, 2004. The net loss for the year ended December 31, 2005 relates principally to the $50.0 million in losses from Hurricanes Katrina, Rita and Wilma.

Net income attributable to the property and casualty insurance segment was $3.3 million for the year ended December 31, 2003.

Life and Annuity Reinsurance Segment

	2005	% change	2004	% change	2003
	In millions of US Dollars
Gross premiums written	$275.0	29.5%	$212.3	96.0%	$108.3
Reinsurance premiums ceded	(1.5)	114.3%	(0.7)	(96.8)%	(21.7)

Net premiums written	273.5	29.3%	211.6	144.3%	86.6

Net premiums earned	273.5	29.3%	211.6	144.3%	86.6

Benefits	311.2	30.6%	238.3	107.4%	114.9
Acquisition costs	2.5	(28.6)%	3.5	84.2%	1.9
General and administrative expenses	3.5	(22.2)%	4.5	0.0%	4.5

Total benefits and expenses	317.2	28.8%	246.3	103.1%	121.3

Net loss	(43.7)	25.9%	(34.7)	0.0%	(34.7)

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not representative of future trends.

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the year ended December 31, 2005 were $275.0 million compared to $212.3 million for the year ended December 31, 2004, an increase of 29.5%. We wrote two contracts with European based clients for premium of $235.0 million and one contract with a North American based client for premium of $32.5 million during the year ended December 31, 2005. In addition we received additional premium on contracts that were written in prior years, during the year ended December 31, 2005. We wrote one large annuity contract as well as a small life transaction in 2004.

Gross premiums written for the life and annuity reinsurance segment for the year ended December 31, 2004 were $212.3 million compared to $108.3 million for the year ended December 31, 2003, an increase of 96.0%. We wrote two medium-sized life transactions in 2003. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $1.5 million for the year ended December 31, 2005 and $0.7 million for the year ended December 31, 2004, an increase of 114.3%. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $21.7 million for the year ended December 31, 2003. The life and annuity reinsurance premium ceded relates to our quota share agreement with Grand Central Re. Effective January 2004, Grand Central Re stopped accepting new business and, accordingly, there has been a decline in premium ceded in 2005 and 2004 with the $1.5 million and $0.7 million relating to additional premiums ceded on contracts written in prior years.

Net premiums earned. Life and annuity reinsurance business written in each respective year was fully earned in that year.

Benefits. Benefits relating to the life and annuity reinsurance segment were $311.2 million for the year ended December 31, 2005 compared to $238.3 million for the year ended December 31, 2004, an increase of 30.6%. The increase was principally due to the recognition of losses associated with the premiums written and earned in the current year.

Benefits relating to the life and annuity reinsurance segment increased 107.3% to $238.3 million for the year ended December 31, 2004 from $114.9 million for the year ended December 31, 2003. The increase was largely due to the recognition of losses associated with the premiums written and earned in the year ended December 31, 2004, as well as loss accretion on benefit reserves.

Acquisition costs. Acquisition costs were $2.5 million for the year ended December 31, 2005 compared to $3.5 million for the year ended December 31, 2004 and $1.9 million for the year ended December 31, 2003. The acquisition costs on the life and annuity reinsurance transactions that we bind will vary from period to period depending on brokerage rates.

General and administrative expenses. General and administrative expenses were $3.5 million for the year ended December 31, 2005 compared to $4.5 million for the year ended December 31, 2004 and $4.5 million for the year ended December 31, 2003. General and administrative expenses have varied in proportion to staffing levels in each of the years.

Net loss. Although we expect to incur underwriting losses in connection with our life and annuity reinsurance contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin. Net loss attributable to the life and annuity reinsurance segment for the year ended December 31, 2005 was $43.7 million compared to $34.7 million for the year ended December 31, 2004, reflecting the additional business we have written and earned. The results are driven by the accretion of life and annuity reinsurance benefits over time.

Net loss attributable to the life and annuity reinsurance segment was $34.7 million for the year ended December 31, 2004 compared to $34.7 million for the year ended December 31, 2003 despite increased premium volume in the year 2004. Additional benefit charges were recorded in 2003 as reserve estimates were updated with no corresponding increase in 2004.

Corporate Function

	2005	% change	2004	% change	2003
	In millions of US Dollars
Net investment income	$106.8	29.0%	$82.8	37.8%	$60.1

Net gains on alternative assets	39.9	(51.1)%	81.6	(34.2)%	124.0

Net realized gains(losses) on sale of fixed maturities	(0.7)	n/a	10.4	(46.1)%	19.3

Other income	4.6	(6.1)%	4.9	14.0%	4.3

Interest expense	(32.0)	(4.8)%	(33.6)	16.7%	(28.8)

General and administrative expenses not included in segment results	(27.8)	8.6%	(25.6)	21.3%	(21.1)

Net income excluding segment results	90.8	(24.6)%	120.5	(23.7)%	157.9

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2005 increased $24.0 million to $106.8 million compared to $82.8 million for the year ended December 31, 2004, an increase of 29.0%. The increase was principally attributable to the growth in the fixed maturities portfolio from $2,156.0 million at December 31, 2004 to $2,682.9 million at December 31, 2005, resulting from cash flow from operations since December 31, 2004 and the additional capital we raised in October and November 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2005 was 4.2% compared to 4.2% for the year ended December 31, 2004.

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

Net gains on alternative investments. Net gains on the alternative investment portfolio were $39.9 million, or 3.34%, including a loss of $26.2 million from our private equity reinsurance investments, for the year ended December 31, 2005 compared to $81.6 million, or 8.23%, including a loss of $8.1 million from our private equity reinsurance investments, for the year ended December 31, 2004. Our investment in DaVinci has been impacted by losses from hurricanes Katrina, Rita and Wilma in the year ended December 31, 2005 and by losses from hurricanes Charley, Frances, Ivan and Jeanne in the year ended December 31, 2004. DaVinci is a property catastrophe reinsurer and therefore, it is expected that losses will be incurred during periods where there are severe or frequent catastrophes. For 2005, the return from our Max Re Diversified fund of funds portfolio was 5.88%. This return reflected the mediocre returns available in the capital markets as represented by the average money market fund returning 3.0%, the Lehman Brothers Intermediate Aggregate Bond Index returning 2.0% and the Standard & Poors 500 Index returning 3.0%.

Net gains on the alternative investment portfolio were $81.6 million, including a loss of $8.1 million from our private equity reinsurance investments, for the year ended December 31, 2004 compared to $124.0 million, including a gain of $12.1 million from our private equity reinsurance investments, for the year ended December 31, 2003. Returns in the investment markets were closer to long-term historic averages in 2004, with the Standard & Poors 500 Index up 10.87% in 2004 compared to 28.67% in 2003. Interest rates and credit spreads were relatively stable for the full year 2004. These market conditions resulted in a return of 9.81% for our Max Re Diversified fund of funds portfolio in 2004 compared to a return of 16.67% in 2003. In addition, we had a (11.06%) return from our private equity reinsurance investments in 2004 compared to a return of 15.81% in 2003. The decrease was principally attributable to losses from Hurricanes Charley, Frances, Ivan and Jeanne through our investment in DaVinci.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains(losses) for the year ended December 31, 2005 and December 31, 2004 of $(0.7) million and $10.4 million, respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing transactions. The realized gains in the year ended December 31, 2003 of $19.3 million are the result of hiring two additional fixed maturities managers and the resulting changes to the portfolio based on individual manager recommendations.

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

Interest expense. Interest expense was $32.0 million for the year ended December 31, 2005 compared to $33.6 million for the year ended December 31, 2004, a decrease of 4.8%. Interest expense includes $7.4 million of interest expense pertaining to the Grand Central Re quota share funds withheld for the year ended December 31, 2005 compared to $8.1 million for the year ended December 31, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices that had a lower total return for the year ended December 31, 2005 compared to 2004.

Interest expense for the year ended December 31, 2004 increased 16.7% over the interest expense for the year ended December 31, 2003. The increase resulted principally from interest expense on additional funds withheld from our reinsurers for the year ended December 31, 2004 compared to the same period in 2003.

General and administrative costs. The increase in general and administrative costs over the last three years resulted principally from expenses associated with the expansion of our corporate staff. Our total general and administrative expenses to net premiums earned ratio was 5.4% for the year ended December 31, 2005 compared to 5.3% for the year ended December 31, 2004 and 5.5% for the year ended December 31, 2003.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,227.8 million at December 31, 2005 compared to $3,514.2 million at December 31, 2004, an increase of 20.3%. The increase in cash and invested assets resulted principally from $389.9 million in cash flows from operations generated in the year ended December 31, 2005, which is net of $72.5 million of additional investments in alternative assets and the appreciation of the alternative investment portfolio of $39.9 million. A further source of cash and invested assets was our sale of 11.0 million common shares and 1.65 million common shares on October 17, 2005 and November 4, 2005, respectively, at a price of $23.50 per share in an underwritten public offering. These common share sales resulted in net proceeds of approximately $284.1 million. The increases were partially offset by a decrease in accumulated other comprehensive income of $17.2 million, net payments of deposit liabilities of $41.2 million, common share repurchases of $7.4 million and dividends paid of $9.0 million.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,006.0 million at December 31, 2005 compared to $1,455.1 million at December 31, 2004, an increase of 37.9%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2005, an increase of $159.3 million in loss reserves on two prior period contracts and $133.7 million in losses related to hurricanes Katrina, Rita and Wilma, partially offset by losses paid and changes in reserve estimates on carried property and casualty losses.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $854.2 million at December 31, 2005 compared to $666.1 million at December 31, 2004. The increase in the year ended December 31, 2005 was principally attributable to reinsurance transactions written and earned during the year ended December 31, 2005, partially offset by benefit payments on existing contracts in force.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $522.1 million at December 31, 2005 compared to $388.1 million at December 31, 2004, an increase of 34.5%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 38.6% of our losses and benefits recoverable at December 31, 2005 compared to 51.1% of our losses and benefits recoverable at December 31, 2004. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 87.3% of its loss recoverable obligations.

In addition, at December 31, 2005, one other retrocessionaire accounted for 20.0% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 72.1% of its loss recoverable obligations. The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 34.6% of losses recoverable at December 31, 2005 and all of these reinsurers are presently rated “A-”or above by A.M. Best Company.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $100.4 million at December 31, 2005 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants. We were in compliance with all covenants of our bank loan at December 31, 2005.

Shareholders’ equity. Our shareholders’ equity increased to $1,217.2 million at December 31, 2005 from $937.0 million at December 31, 2004, an increase of 29.9%, principally reflecting our sale of common shares in an underwritten public offering that resulted in net proceeds of approximately $284.1 million combined with net income of $6.7 million partially offset by a decrease in accumulated other comprehensive income of $17.2 million for the year ended December 31, 2005. Additionally, $10.1 million of loans receivable from common share sales were repaid during the year ended December 31, 2005.

Liquidity. We generated $389.9 million of cash from operations during the year ended December 31, 2005 compared to $597.7 million for the year ended December 31, 2004. The decrease in operating cash flow principally reflects the commutation of a large reinsurance contract. Two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We principally write casualty business, which generally has a long claim-tail and it is expected that we will generate significant operating cash flow as we build loss and benefit reserves on our balance sheet. We believe that our reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to expected loss payments, increased loss amounts or settlement of losses earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our six years of operating history and can access our credit facility described in Note 15 of our audited consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2005, Max Re, which is required to have approximately $380.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,085.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of December 31, 2005 providing an aggregate of $520.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at December 31, 2005.

Capital resources. At December 31, 2005, our capital structure consisted of common equity. Total capitalization amounted to $1,217.2 million as compared to $937.0 million at December 31, 2004, an increase of 29.9%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

We filed an unallocated universal shelf registration statement with the SEC on September 26, 2005, which the SEC declared effective on October 4, 2005. The securities registered under the shelf registration statement for possible future sales include up to $635.9 million of common shares, preferred shares and various types of debt securities. The shelf registration statement also includes common shares held by Capital Z Investments, L.P., which we refer to as “Cap Z,” and common shares issuable upon warrants owned by Cap Z. The common shares held by and issuable upon exercise of warrants by Cap Z account for $135.9 million of the $635.9 million of securities registered under the shelf registration statement, with the remaining $500.0 million available for securities offerings by us. To effect any such sales from time to time, we will file one or more supplements to the registration statement, which will provide details of any proposed offering or sale.

On October 11, 2005 we sold 11.0 million common shares at $23.50 per share in an underwritten public common share offering which resulted in net proceeds to Max Re Capital of approximately $246.0 million. As part of the offering, Max Re Capital granted the underwriters a 30 day option to purchase up to 1.65 million additional common shares. On November 4, 2005, the underwriters exercised their option in full, resulting in additional net proceeds to Max Re Capital of approximately $38.1 million. Substantially all of the net proceeds were contributed to our reinsurance operating subsidiaries to support expanded underwriting capacity, particularly in property insurance and property catastrophe reinsurance lines, in 2006 and for general corporate purposes.

Max Re Capital’s Board of Directors declared a dividend of $0.03 per share on February 4, 2005 and $0.05 per share on each of April 28, 2005, July 29, 2005 and October 27, 2005, payable to shareholders of record on February 14, 2005, May 13, 2005, August 12, 2005 and November 11, 2005, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On February 10, 2006, Max Re Capital’s Board of Directors declared a dividend of $0.05 per share to be paid on March 10, 2006 to shareholders of record on February 24, 2006.

We have been assigned an insurer financial strength rating of “A- (Excellent)” by A.M. Best Company, Inc. and an insurer financial strength rating of “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. To date, our ratings have been affirmed by A.M. Best and Fitch on each rating review. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligations	$150,000	$—	$150,000	$—	$—
Operating lease obligations	12,914	1,687	3,630	3,769	3,828
Property and casualty losses	2,006,032	543,241	778,661	346,223	337,907
Life and annuity benefits	1,378,309	82,889	152,484	134,957	1,007,979
Deposit liabilities	292,486	56,015	45,821	66,807	123,843

Total	$3,839,741	$683,832	$1,130,596	$551,756	$1,473,557

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and benefits” above, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of December 31, 2005 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at December 31, 2005 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 123 (revised 2004)—Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R)—Share-Based Payment (SFAS 123(R)), a revision of SFAS No. 123—Accounting for Stock-Based Compensation (SFAS 123). Both statements supersede APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic effect of those transactions in the financial statements. SFAS 123(R) also eliminates alternative methods of accounting for stock-based compensation in order to allow for greater comparability between companies. We have adopted the new standard using a modified prospective method. Under the modified prospective method, we are required to record compensation costs for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. On January 1, 2003 we adopted the expense recognition provision of SFAS 123 for all stock options granted on or after January 1, 2003. The calculation of fair value is similar under SFAS 123 and SFAS 123(R), but the revised statement requires, among other things, estimates of the number of awards that are expected to vest, no decrease in recognition of compensation cost if vested awards expire without being exercised and the adjustment of future expense based on revisions to fair value due to award modifications after grant date. The effective date for SFAS 123(R) has been deferred from periods beginning after June 15, 2005 to the first interim reporting period of the first fiscal year beginning after June 15, 2005. We believe that the amount of additional share-based compensation expense to be recognized by us under the provisions of SFAS 123(R) is not material.

In November 2005, FASB finalized FSP FAS 115-1—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy on other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard will not have a material effect on the consolidated financial statements.

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

As of December 31, 2005, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At December 31, 2005, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.24%, or approximately $113.8 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.98%, or approximately $133.6 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by the fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2005, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.75%, or approximately $21.5 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.75%, or approximately $21.5 million.

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

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG Bermuda, the independent registered public accounting firm who also audited the company’s consolidated financial statements. KPMG Bermuda’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on page F-3 hereof.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this Item is contained under the captions PROPOSAL ONE—ELECTION OF DIRECTORS OF THE COMPANY and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Proxy Statement, dated on or about March 24, 2006, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

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

The information required in response to this Item is contained under the captions COMPENSATION OF DIRECTORS, PERFORMANCE GRAPH, COMPENSATION OF NAMED EXECUTIVES, WARRANT AND OPTION GRANTS IN LAST FISCAL YEAR, AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, OTHER COMPENSATION—DEFERRED COMPENSATION PLANS, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in the Proxy Statement, dated on or about March 24, 2006, filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the captions SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, OFFICERS AND DIRECTORS and SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS—EQUITY COMPENSATION PLAN INFORMATION in the Proxy Statement, dated on or about March 24, 2006, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Proxy Statement, dated on or about March 24, 2006, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is contained under the captions PRINCIPAL ACCOUNTANT FEES AND SERVICES in the Proxy Statement, dated on or about March 24, 2006, filed with the SEC pursuant to Regulation 14A. This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules:

All other schedules have been omitted as not required or not applicable under the instructions, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit	Description
3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Re Capital Ltd. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of Max Re Capital’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of Max Re Capital’s Registration Statement No. 333-62006)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among Max Re Capital Ltd., Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Registration Statement No. 333-62006)
10.2	Employment Agreement, dated as of July 30, 2004, between Robert J. Cooney and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.3	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.5 of Max Re Capital’s Registration Statement No. 333-62006)

10.4	Employment Agreement, dated as of April, 2000, between Peter Minton and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.6 of Max Re Capital’s Registration Statement No. 333-62006)

10.5	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Registration Statement No. 333-62006)

Exhibit	Description
10.6	Amendment to the 2000 Stock Incentive Plan, approved in May 2002 (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.7	Amendment to the 2000 Stock Incentive Plan, approved in April 2005.

10.8	Securities Purchase Agreement, dated as of December 22, 1999, among Moore Holdings, LLC, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Registration Statement No. 333-62006)

10.9	Securities Purchase Agreement, dated as of December 22, 1999, among Capital Z Investments, LP, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.9 of Max Re Capital’s Registration Statement No. 333-62006)

10.10	Subscription Agreement, dated as of December 22, 1999, between Western General Insurance, Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.10 of Max Re Capital’s Registration Statement No. 333-62006)

10.11	Credit Agreement, dated as of June 1, 2005, among Max Re Capital Ltd. and Max Re Ltd., as borrowers, various financial institutions, as lenders, and ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents and Bank of America, N.A., as fronting bank and as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

10.12	Letter of Credit Reimbursement Agreement, dated as of January 14, 2002, among Max Re Ltd., as the borrower, various financial institutions, as the lenders, and Bayerische Hypo- und Vereinsbank AG, as fronting bank and as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.13	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Re Ltd. and ING Bank N.V., London Branch. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Current Report on Form 8-K filed on November 29, 2004)

10.14	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of Max Re Capital’s Registration Statement No. 333-62006)

10.15	Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of Max Re Capital’s Registration Statement No. 333-62006)

10.16	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	Exchange Agreement, dated as of June 13, 2003, between Moore Holdings, LLC and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.20 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.18	Exchange Agreement, dated as of June 13, 2003, between Capital Z Investments, L.P. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.21 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.19	Second Amended and Restated Customer Agreement and Trading Authorization, dated as of February 14, 2006, between Max Re Diversified Strategies Ltd. and Alstra Capital Management, LLC

Exhibit	Description
14.1	Max Re Capital Ltd. Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 99.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

21.1	Schedule of Group Companies. (incorporated by reference to Exhibit 21.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Re Capital Ltd. (included at page 48).

31.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Robert J. Cooney
President and Chief Executive Officer

Date: February 15, 2006

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

/s/ ROBERT J. COONEY	/s/ KEITH S. HYNES
Robert J. Cooney	Keith S. Hynes
President and Chief Executive Officer and	Executive Vice President and Chief Financial
Director (Principal executive officer)	Officer (Principal financial and accounting officer)

Date: February 15, 2006	Date: February 15, 2006

/s/ N. JAMES TEES	/s/ ZACK H. BACON, III
N. James Tees	Zack H. Bacon, III
Senior Vice President, Treasurer and Secretary	Director

Date: February 15, 2006	Date: February 15, 2006

/s/ JOHN R. BARBER	/s/ JAMES L. ZECH
John R. Barber	James L. Zech
Director	Director

Date: February 15, 2006	Date: February 15, 2006

/s/ LAURENCE W. CHENG	/s/ WILLIAM H. HEYMAN
Laurence W. Cheng	William H. Heyman
Director	Director

Date: February 15, 2006	Date: February 15, 2006

/s/ WILLIS T. KING, JR.	/s/ PETER A. Minton
Willis T. King, Jr.	Peter A. Minton
Director	Director

Date: February 15, 2006	Date: February 15, 2006

/s/ STEVEN M. SKALA	/s/ MARIO P. TORSIELLO
Steven M. Skala	Mario P. Torsiello
Director	Director

Date: February 15, 2006	Date: February 15, 2006

/s/ W. MARSTON BECKER
W. Marston Becker
Director

Date: February 15, 2006

Management’s Report on Internal Control Over Financial Reporting

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-3 hereof.

/s/ ROBERT J. COONEY	/s/ KEITH S. HYNES
Robert J. Cooney	Keith S. Hynes
President and Chief Executive Officer and	Executive Vice President and Chief Financial
Director (Principal executive officer)	Officer (Principal financial and accounting officer)

Date: February 15, 2006	Date: February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Max Re Capital Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2006 expressed an unqualified opinion.

/s/ KPMG

Chartered Accountants

Hamilton, Bermuda

February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting”, that Max Re Capital Ltd. maintained effective internal control over financial reporting as of December 31 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Max Re Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Max Re Capital Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Max Re Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Chartered Accountants

Hamilton, Bermuda

February 15, 2006

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004
Assets
Cash and cash equivalents	$314,031	$239,188
Fixed maturities, available for sale at fair value	2,682,864	2,156,011
Alternative investments, at fair value	1,230,889	1,119,028
Accrued interest income	32,632	24,257
Premiums receivable	398,666	262,714
Losses and benefits recoverable from reinsurers	522,114	388,067
Funds withheld	16,932	17,599
Deferred acquisition costs	69,015	54,770
Prepaid reinsurance premiums	83,493	79,337
Other assets	23,001	26,384

Total assets	$5,373,637	$4,367,355

Liabilities
Property and casualty losses	$2,006,032	$1,455,099
Life and annuity benefits	854,224	666,101
Deposit liabilities	225,328	266,479
Funds withheld from reinsurers	311,387	301,100
Unearned property and casualty premiums	442,976	447,633
Reinsurance balances payable	90,781	50,258
Accounts payable and accrued expenses	75,728	93,694
Bank loan	150,000	150,000

Total liabilities	4,156,456	3,430,364

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 58,829,354 (2004 - 45,825,880) shares issued and outstanding	58,829	45,826
Additional paid-in capital	929,969	652,029
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(14,574)	(13,294)
Accumulated other comprehensive income	4,981	22,227
Retained earnings	238,441	240,718

Total shareholders’ equity	1,217,181	936,991

Total liabilities and shareholders’ equity	$5,373,637	$4,367,355

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
Revenues
Gross premiums written	$1,246,031	$1,043,601	$1,009,779
Reinsurance premiums ceded	(213,068)	(162,573)	(154,574)

Net premiums written	$1,032,963	$881,028	$855,205

Earned premiums	$1,247,584	$1,068,172	$835,449
Earned premiums ceded	(208,179)	(150,398)	(108,245)

Net premiums earned	1,039,405	917,774	727,204

Net investment income	106,835	82,815	60,132
Net gains on alternative investments	39,885	81,648	124,036
Net realized gains (losses) on sale of fixed maturities	(743)	10,447	19,259
Other income	4,635	4,890	10,743

Total revenues	1,190,017	1,097,574	941,374

Losses and expenses
Losses and benefits	1,018,937	764,296	592,274
Acquisition costs	76,224	116,862	149,534
Interest expense	32,025	33,644	28,829
General and administrative expenses	56,153	49,047	39,845

Total losses and expenses	1,183,339	963,849	810,482

Income before minority interest	6,678	133,725	130,892

Minority interest	—	—	(10,325)

Net income	6,678	133,725	120,567

Change in net unrealized appreciation of fixed maturities	(13,364)	(7,140)	(23,491)

Foreign currency translation adjustment	(3,882)	3,577	173

Comprehensive income (loss)	$(10,568)	$130,162	$97,249

Basic earnings per share	$0.14	$2.93	$2.91

Diluted earnings per share	$0.13	$2.75	$2.84

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
Common shares
Balance - beginning of year	$45,826	$45,185	$37,999
Issue of shares	13,338	910	371
Issue of shares on elimination of minority interest	—	—	7,120
Repurchase of shares	(335)	(269)	(305)

Balance - end of year	58,829	45,826	45,185

Additional paid-in capital
Balance - beginning of year	652,029	637,772	526,582
Issue of common shares	297,117	18,266	4,127
Issue of common shares on elimination of minority interest	—	—	110,285
Direct equity offering expenses	(13,134)	—	—
Repurchase of shares	(7,025)	(4,581)	(3,591)
Stock option expense	982	572	369

Balance - end of year	929,969	652,029	637,772

Loans receivable from common share sales
Balance - beginning of year	(10,515)	(11,965)	(12,575)
Loans granted	—	—	—
Loans repaid	10,050	1,450	610

Balance - end of year	(465)	(10,515)	(11,965)

Unearned stock grant compensation
Balance - beginning of year	(13,294)	(4,032)	(2,656)
Stock grants awarded	(11,294)	(15,983)	(3,740)
Amortization	10,014	6,721	2,364

Balance - end of year	(14,574)	(13,294)	(4,032)

Accumulated other comprehensive income
Balance - beginning of year	22,227	25,790	49,108
Holding gains (losses) on fixed maturities arising in year	(14,107)	3,307	(13,433)
Net realized (gains) losses included in net income	743	(10,447)	(19,259)
Currency translation adjustments	(3,882)	3,577	173
Allocation to minority interest	—	—	6,504
Holding gains transferred on elimination of minority interest	—	—	2,697

Balance - end of year	4,981	22,227	25,790

Retained earnings (deficit)
Balance - beginning of year	240,718	112,480	(4,299)
Net income	6,678	133,725	120,567
Dividends paid	(8,955)	(5,487)	(3,788)

Balance - end of year	238,441	240,718	112,480

Total shareholders’ equity	$1,217,181	$936,991	$805,230

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
Operating activities
Net income	$6,678	$133,725	$120,567
Adjustments to reconcile net income to net cash from operating activities:
Minority interest share of net income	—	—	10,325
Amortization of unearned stock based compensation	10,996	7,293	2,733
Amortization of premium on fixed maturities	9,293	9,186	5,986
Net realized (gains) losses on sale of fixed maturities	743	(10,447)	(19,259)
Alternative investments	(112,352)	(288,132)	(178,560)
Accrued interest income	(8,375)	(9,649)	(2,304)
Premiums receivable	(135,952)	126,679	(199,179)
Losses and benefits recoverable from reinsurers	(134,047)	(114,356)	(85,570)
Funds withheld	667	(17,543)	55,220
Deferred acquisition costs	(14,245)	32,346	(8,402)
Prepaid reinsurance premiums	(4,156)	(11,994)	(45,979)
Other assets	3,383	(356)	(1,738)
Property and casualty losses	550,933	463,412	374,283
Life and annuity benefits	188,123	186,002	75,091
Funds withheld from reinsurers	10,287	87,617	61,311
Unearned property and casualty premiums	(4,657)	(23,992)	174,916
Reinsurance balances payable	40,523	(24,435)	32,429
Accounts payable and accrued expenses	(17,966)	52,302	25,373

Cash from operating activities	389,876	597,658	397,243

Investing activities
Purchases of fixed maturities	(1,789,339)	(1,683,884)	(1,210,559)
Sales of fixed maturities	1,181,516	1,100,398	785,383
Redemptions of fixed maturities	58,061	26,489	83,407

Cash used in investing activities	(549,762)	(556,997)	(341,769)

Financing activities
Net proceeds from issurance of common shares	286,027	3,193	758
Repurchase of common shares	(7,360)	(4,850)	(3,896)
Proceeds from bank loan	—	—	50,000
Dividends	(8,955)	(5,487)	(3,788)
Distributions to / conversions of minority shareholders	—	—	(285)
Additions to deposit liabilities	21,287	55,253	55,448
Payments of deposit liabilities	(62,438)	(56,124)	(45,082)
Notes and loans repaid	10,050	1,450	610

Cash from (used in) financing activities	238,611	(6,565)	53,765

Effect of exchange rate on cash	(3,882)	3,577	173

Net increase in cash and cash equivalents	74,843	37,673	109,412

Cash and cash equivalents, beginning of year	239,188	201,515	92,103

Cash and cash equivalents, end of year	$314,031	$239,188	$201,515

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,269	$4,281	$3,370

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

(b) Minority interest

Minority interest represented non-voting shares in Max Re held by certain founding shareholders of the Company. On July 30, 2003, the holders of non-voting common shares of Max Re exchanged such shares for common shares of the Company. The effect of this exchange resulted in the elimination of the minority interest and an increase in shareholders’ equity of equal amounts as of the date of exchange.

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

December 31, 2005, 2004 and 2003

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

Deposits

Short duration reinsurance contracts entered into by the Company that are not deemed to transfer significant underwriting and timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. This accretion charge is presented in the period as either interest expense, where the contract does not transfer underwriting risk, or losses, benefits and experience refunds where the contract does not transfer significant timing risk. Long duration contracts written by the Company that do not transfer significant mortality or morbidity risks are also accounted for as deposits. The Company periodically reassesses the amount of deposit liabilities and any changes to the estimated ultimate liability is recognized as an adjustment to earnings to reflect the cumulative effect since the inception of the contract and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

and non-U.S. securities and financial instruments and (ii) reinsurance private equity investments. Investments in limited partnerships and trading entities are classified as trading securities and are carried at the net asset value reported by the respective entity. These entities generally carry their trading positions and investments at fair value as determined by their respective investment managers. The change in net asset value is included in net gains on alternative investments and recognized in net income.

Investments in unquoted equities where the Company has a meaningful ownership position and significant influence over operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments for which quoted market prices are not available. The Company’s share of income or loss from these investments is included in net gains on alternative investments and recognized in net income. The Company’s share of unrealized gains and losses on fixed maturities held by these unquoted equity investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity.

(e) Fee revenue recognition

Transaction structuring and advisory fees are earned as the services generating the fees are performed.

(f) Losses and benefits

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

(g) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants and ceding commissions paid to the Company’s clients and are net of ceding commissions recovered by the Company from it’s reinsurers. Deferred acquisition costs are amortized over the period in which the related premiums are earned or, for universal life reinsurance

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

contracts and for deferred annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future income, including investment income, by evaluating whether a loss is probable on policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income. If such costs are estimated to be unrecoverable as a result of a premium deficiency loss, they are expensed.

(h) Translation of foreign currencies

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

(i) Cash and cash equivalents

The Company considers all time deposits and money market instruments with an original maturity of ninety days or less as equivalent to cash.

(j) Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.

(k) Offering costs

Direct offering costs incurred in connection with the Company’s public offering (“the Offering”), including certain amounts payable for investment banking, audit services, legal services and printing, were deducted from the gross proceeds of the Offering.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

3. Investments

(a) The fair values and amortized costs of fixed maturities at December 31, 2005 and 2004 were as follows:

2005	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$553,907	$16,119	$(4,972)	$565,054
U.S. Corporate Securities	1,244,916	14,784	(12,527)	1,247,173
Other Corporate Securities	39,396	372	(637)	39,131
Asset and Mortgage Backed Securities	535,934	1,619	(7,009)	530,544
Collateralized Mortgage Obligations	303,460	1,044	(3,542)	300,962

	$2,677,613	$33,938	$(28,687)	$2,682,864

2004	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$501,691	$6,323	$(1,849)	$506,165
U.S. Corporate Securities	948,251	15,321	(3,389)	960,183
Other Corporate Securities	29,700	192	(363)	29,529
Asset and Mortgage Backed Securities	525,768	2,802	(1,026)	527,544
Collateralized Mortgage Obligations	132,477	1,006	(893)	132,590

	$2,137,887	$25,644	$(7,520)	$2,156,011

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2005 and 2004.

	2005		2004
	Fair Value	%	Fair Value	%
U.S. Government and Agencies (1)	$607,710	22.7	$680,119	31.6
AAA	1,065,844	39.7	604,321	28.0
AA	252,362	9.4	178,518	8.3
A	724,739	27.0	675,123	31.3
BBB	32,209	1.2	17,930	0.8

	$2,682,864	100.0	$2,156,011	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage Backed Securities with a fair value of $372,705 (2004—$372,128).

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

(b) The maturity distribution for fixed maturities held at December 31, 2005 was as follows:

	Amortized Cost	Fair Value
Within one year	$231,709	$230,721
From one to five years	890,632	882,148
From five to ten years	354,507	352,925
More than ten years	1,200,765	1,217,070

	$2,677,613	$2,682,864

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(c) Investment income earned for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Interest earned on fixed maturities, cash and short term investments	$117,677	$89,728	$67,440
Interest earned on funds withheld	670	4,311	(238)
Amortization of premium on fixed maturities	(9,293)	(9,186)	(5,986)
Investment expenses	(2,219)	(2,038)	(1,084)

	$106,835	$82,815	$60,132

(d) The net realized gains and the change in net unrealized appreciation on fixed maturities and reinsurance private equity investments (collectively “investments”) for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Net realized gains:
Gross realized gains	$18,874	$19,848	$29,314
Gross realized losses	(19,617)	(9,401)	(10,055)

Net realized gains (losses) on sale of fixed maturities	(743)	10,447	19,259

Change in unrealized appreciation	(13,364)	(7,140)	(29,995)
Less: allocation to minority interest	—	—	6,504

Net change in unrealized appreciation of investments	(13,364)	(7,140)	(23,491)

Total net realized gains (losses) and change in unrealized appreciation on investments	$(14,107)	$3,307	$(4,232)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

(e) The Company endeavors to tailor the maturities of its fixed maturities portfolio to the timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. As the Company has the intent and ability to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time reducing the size of any unrealized gains or losses. The only time the Company would expect to realize an other than temporary difference on a fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,103 securities, 767 had unrealized losses at December 31, 2005. Fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2005 were as follows:

	Less than 12 months		12 months or longer		Total
2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$246,236	$3,869	$23,785	$1,103	$270,021	$4,972
U.S. Corporate Securities	709,943	11,760	33,639	767	743,582	12,527
Other Corporate Securities	27,322	637	—	—	27,322	637
Asset and Mortgage
Backed Securities	380,870	6,795	4,786	214	385,656	7,009
Collateralized Mortgage Obligations	210,691	3,502	1,081	40	211,772	3,542

	$1,575,062	$26,563	$63,291	$2,124	$1,638,353	$28,687

	Less than 12 months		12 months or longer		Total
2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$131,820	$894	$31,618	$955	$163,438	$1,849
U.S. Corporate Securities	299,932	3,026	30,874	363	330,806	3,389
Other Corporate Securities	22,416	363	—	—	22,416	363
Asset and Mortgage Backed Securities	147,149	624	33,225	402	180,374	1,026
Collateralized Mortgage Obligations	57,400	364	15,652	529	73,052	893

	$658,717	$5,271	$111,369	$2,249	$770,086	$7,520

(f) The majority of the Company’s alternative investments at December 31, 2005 comprise a fund of funds portfolio owned by Max Re Diversified and managed by Alstra Capital Management, LLC (“the Manager”), an affiliate of one of the Company’s directors. Prior to October 1, 2005, the Manager was a subsidiary of Moore Capital Management,

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

LLC (“MCM”) and an affiliate of certain of the Company’s shareholders. As of October 1, 2005, the senior management team of the Manager became the majority shareholder of the Manager. The funds are primarily engaged in global macro, long/short equity, fixed income arbitrage, convertible arbitrage, diversified arbitrage, distressed investing, event driven arbitrage, commodity trading, emerging market and opportunistic investment strategies. Certain funds in the portfolio are managed by MCM. For the year ended December 31, 2005, the Company paid MCM $3,909 (2004—$3,241; 2003—$5,489) for investment management services. In addition, as the fund of funds advisor of Max Re Diversified, the Manager earned $7,916 for the year ended December 31, 2005 (2004—$6,391; 2003—$8,102).

All investment fees incurred on the alternative investments are included in net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(g) In May 2001, the Company made an equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. The Board of Directors of Grand Central Re placed the company into run-off in 2004. As a result of this decision, Grand Central Re requested and received permission from the Bermuda Minister of Finance to return a portion of its capital to shareholders. As a result the Company’s equity investment decreased by $4,875 in 2004 and a further $5,625 in 2005.

Max Re Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2005 were approximately $4,624 (2004—$4,777; 2003—$4,300) and are included in other income in the accompanying consolidated statements of income and comprehensive income.

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Re also entered into an aggregate stop loss contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts. Max Re did not cede any new business to Grand Central Re in 2004 or 2005.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	2005	2004	2003
Prepaid reinsurance premiums	$—	$6,750	$17,596
Losses recoverable from reinsurers	201,669	198,296	169,088
Funds withheld from reinsurers	193,293	222,467	155,843
Deposit liabilities	36,396	43,465	49,515
Reinsurance balances payable	27,983	6,802	28,063
Reinsurance premiums ceded	31,132	19,292	71,874
Earned premiums ceded	37,882	30,137	74,279
Losses and benefits	41,076	41,938	80,762
Interest expense	7,351	8,128	6,180

The variable quota share retrocession agreement with Grand Central Re was principally written on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the changes in interest expense through the statement of income and comprehensive income on a monthly basis, in effect marking to market the funds withheld balance.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

(h) In December 2001, the Company made an equity investment of $50,000 in Class D shares of DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”), representing 12.5% of its share capital. DaVinci is a Bermuda-based property catastrophe reinsurer, managed by Renaissance Underwriting Managers, Ltd. The investment in DaVinci is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. In December 2005, DaVinci raised additional share capital and the Company chose not to participate in the transaction. As a result our investment in Class D shares of DaVinci, represents approximately 5% of its share capital at December 31, 2005.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

4. Property and casualty losses and loss adjustment expenses

The summary of changes in outstanding property and casualty losses at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Gross balance at January 1	$1,455,099	$991,687	$778,069
Less: Reinsurance recoverables and deferred charges	(348,414)	(229,404)	(214,156)

Net balance at January 1	1,106,685	762,283	563,913

Reclassification to deposit liability	—	—	(117,136	)(1)

Incurred losses related to:
Current year	588,876	530,979	452,378
Prior year	118,849	(4,931)	24,957

Total incurred	707,725	526,048	477,335

Paid losses related to:
Current year	(65,596)	(64,274)	(55,991)
Prior year	(217,637)	(119,269)	(106,076)

Total paid	(283,233)	(183,543)	(162,067)

Foreign currency revaluation	(5,396)	1,897	238

Net balance at December 31	1,525,781	1,106,685	762,283
Plus: Reinsurance recoverables and deferred charges	480,251	348,414	229,404

Gross balance at December 31	$2,006,032	$1,455,099	$991,687

(1)	The reclassification to deposit liability relates to an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the net reserve for property and casualty losses by $117,136.

Prior year incurred losses of $118,849 for the year ended December 31, 2005 are comprised of three components: losses arising from changes in premium estimates of $386, amortization of deferred charges on retroactive contracts of $4,407 and an increase in losses arising from re-estimation of liabilities of $114,056. Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The net adverse loss development of $114,056 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment. The net adverse development primarily relates to two contracts where reserves have been strengthened based on changes in the underlying clients’ loss history and predominantly relates to workers’ compensation and whole account coverages. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses, the net effect of the development on income was a charge of $18,000.

Prior year incurred losses of ($4,931) for the year ended December 31, 2004 are comprised of three components: losses arising from changes in premium estimates of ($5,643), amortization of deferred charges on retroactive contracts of $1,627 and a reduction in losses arising from re-estimation of liabilities of ($915). Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

the original loss ratio, concurrently with the premium adjustment. The net favorable loss development of $915 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment and results from the final settlement of contractual obligations through commutations at amounts lower than reserved.

Prior year incurred losses of $24,957 for the year ended December 31, 2003 are comprised of three components: losses arising from changes in premium estimates of $21,533, amortization of deferred charges on retroactive contracts of $7,398 and a reduction in losses arising from re-estimation of liabilities of ($3,974). The favorable loss development of $3,974 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment and the final settlement of contractual obligations through commutations, at amounts lower than reserved.

While the Company believes that it has made a reasonable estimate of ultimate property and casualty losses, subsequent claims experience may exceed loss reserves and have a significant effect on the Company’s results of operations.

Included in deposit liabilities is $154,955 (2004—$192,365) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

5. Life and annuity benefits

Life and annuity benefits at December 31, 2005 and 2004 was as follows:

	2005	2004
Life	$144,908	$147,105
Annuities	487,969	299,490
Accident and health	221,347	219,506

	$854,224	$666,101

Losses recoverable relating to life and annuity contracts of $44,413 in 2005 (2004—$46,611) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

All annuities included in life and annuity benefits in the accompanying consolidated balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2005 are annuities of $6,996 (2004—$8,642), which are subject to discretionary withdrawal. Deposit liabilities also include $53,642 (2004—$55,603) representing the account value of a universal life reinsurance contract as prescribed under SFAS 97—Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

6. Reinsurance

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses, benefits and loss adjustment expenses from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits are net of losses and benefits recoverable of $183,846 in 2005 (2004—$126,120; 2003—$102,339) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. All of the Company’s recoverables are with reinsurers rated “A- (excellent)” or higher by A.M. Best Company with the exception of Grand Central Re which is rated “NR4” by A.M. Best Company. The Company retains funds from Grand Central Re amounting to approximately 87.3% of the loss recoverable obligation.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2005, 2004 and 2003 was as follows:

Property and casualty	Premiums written			Premiums earned
	2005	2004	2003	2005	2004	2003
Direct	$355,296	$248,068	$163,213	$301,213	$217,543	$66,083
Assumed	615,720	583,234	738,316	671,356	638,330	661,116
Ceded	(211,599)	(161,866)	(132,924)	(206,710)	(149,691)	(86,595)

Net	$759,417	$669,436	$768,605	$765,859	$706,182	$640,604

Life and annuity	Premiums written			Premiums earned
	2005	2004	2003	2005	2004	2003
Assumed	$275,015	$212,299	$108,250	$275,015	$212,299	$108,250
Ceded	(1,469)	(707)	(21,650)	(1,469)	(707)	(21,650)

Net	$273,546	$211,592	$86,600	$273,546	$211,592	$86,600

Total	$1,032,963	$881,028	$855,205	$1,039,405	$917,774	$727,204

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the termination, the Company completed a $150,000 sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Max Re Diversified shares owned by Max Re with a fair value of $100,440 at December 31, 2005 were pledged as collateral to which the Company is exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150,000 bank loan. The swap transaction was amended in February 2005, principally to extend the swap termination date to February 2007, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

8. Pension and deferred compensation plans

The Company sponsors a number of defined contribution retirement plans including a plan under the Bermuda National Pension Scheme Act, 1998, a qualified 401k plan for U.S. citizens, a separately administered defined contribution plan for our Irish subsidiary companies and a deferred compensation plan. Under these plans, employees’ contributions are matched by the Company up to 10% of salary. Company contributions are subject to vesting provisions. Pension expenses totaled $1,522 for the year ended December 31, 2005 (2004—$1,165; 2003—$918).

9. Loans receivable from common share sales

As of December 31, 2005, the Company has full recourse loans outstanding provided to certain members of management of $465 (2004—$10,515; 2003—$11,965) in connection with their investment in the Company in 2001 pursuant to the terms of their employment agreements. The loans have maturity dates on or before August 2006 and are secured by the shares issued. Interest is charged at applicable federal rates that are published by the U.S. Internal Revenue Service and is payable annually in arrears. Interest earned on the loans amounted to $75 for the year ended December 31, 2005 (2004—$192; 2003—$198) and is included in other assets in the accompanying consolidated balance sheets, and net investment income in the accompanying consolidated statements of income and comprehensive income.

10. Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to maximum voting rights of less than 9.5% of total voting rights per shareholder or group of affiliated shareholders unless waived by the Board of Directors. The Board of Directors has waived these provisions with respect to one shareholder, Western General Insurance Ltd.

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

Warrants

In connection with the issuance of certain shares, the Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2003	9,369,363	8,999,366	$15.31

Warrant exercised	(129,369)		$15.20

Balance, December 31, 2004	9,239,994	9,124,762	$15.31

Warrant exercised	(101,783)		$15.18

Balance, December 31, 2005	9,138,211	9,138,211	$15.31	$5.77	$15.00-$18.00

11. Stock incentive plan

In June 2000, the shareholders of the Company approved the adoption of a Stock Incentive Plan (“the Plan”) under which it may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, share awards or other awards. In May 2002 and April 2005, the shareholders of the Company approved the adoption of amendments to the Plan, increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”).

Stock options issued under the Plan have terms set by the Committee. The maximum option period is ten years. The minimum exercise price of ISOs is equal to the fair value of the Company’s common shares at the date of grant. Options contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability.

Restricted stock issued under the Plan have terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Total compensation cost recognized in income for stock-based compensation awards was $10,014 for the year ended December 31, 2005 (2004—$6,721; 2003—$2,364).

Each eligible non-employee Director was granted NQSOs to purchase 10,000 common shares on the date of their directorship and NQSOs to purchase 2,000 common shares each year thereafter through 2004. The NQSOs have an exercise price equal to the fair value of the Company’s common shares at the date of grant and become exercisable and vest over three years. Beginning in April 2005, non-employee Directors are granted 2,000 restricted common shares annually in lieu of NQSOs.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

In accordance with SFAS 123, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2005	2004	2003
Option valuation assumptions:
Expected option life	7 years	7 years	7 years
Expected dividend yield	0.73%	0.55%	0.63%
Expected volatility	22.55%	18.00%	21.00%
Risk-free interest rate	4.65%	4.69%	4.00%

If the Company were to recognize compensation expense over the relevant service period under the fair value method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	2005	2004	2003
Net income, as reported	$6,678	$133,725	$120,567
Add: Stock-based employee compensation expense included in reported net income	982	572	342
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,204)	(2,847)	(2,531)

Pro forma net income	$5,456	$131,450	$118,378

Earnings per share, as reported
Basic	$0.14	$2.93	$2.91
Diluted	$0.13	$2.75	$2.84

Earnings per share, pro forma
Basic	$0.11	$2.88	$2.88
Diluted	$0.10	$2.71	$2.79

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

A summary of Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2002	2,948,521	1,735,979	591,323	$15.71		$10.26-$18.00
Options granted	(452,500)	452,500		$13.02	$3.77	$10.95-$15.84
Stock grants	(36,000)
Restricted stock issued	(335,100)

Balance, December 31, 2003	2,124,921	2,188,479	985,918	$15.15		$10.26-$18.00

Options granted	(57,000)	57,000		$20.43	$6.37	$18.05-$22.74
Options exercised	—	(57,500)		$15.88		$15.66-$16.00
Options forfeited	—	(19,000)		$15.49		$15.00-$18.00
Stock grants	(16,300)
Restricted stock issued	(706,700)

Balance, December 31, 2004	1,344,921	2,168,979	1,314,512	$15.29	$5.15	$10.26-$22.74
Increase in shares available	3,000,000

Options granted	(64,123)	64,123		$25.49	$7.02	$23.08-$26.70
Options exercised	—	(166,233)		$15.88		$15.00-$19.48
Stock grants	(1,250)
Restricted stock issued	(525,650)
Restricted stock forfeited	9,717

Balance, December 31, 2005	3,763,615	2,066,869	1,557,371	$15.54	$5.17	$10.26-$26.70

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

13. Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations, Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2005 was approximately $380,000 and actual statutory capital and surplus was approximately $1,085,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs.

Max Re is also required under its Class 4 licence to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2005, the Company met the minimum liquidity ratio requirement.

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited is required to maintain technical reserves and a minimum solvency margin. As of December 31, 2005 Max Insurance Europe Limited maintains sufficient technical reserves and met the minimum solvency margin requirement.

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda and Ireland. Max Re and Max Insurance Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their statutory surplus below the required minimum. Max Re is also subject to certain restrictions under its credit facilities that affect its ability to pay dividends to the Company. The Company paid dividends of $0.18 per share during 2005, compared to $0.12 per share in 2004.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Basic earnings per share:
Net income	$6,678	$133,725	$120,567
Weighted average common shares outstanding	48,685,954	45,703,410	41,094,393

Basic earnings per share	$0.14	$2.93	$2.91

Diluted earnings per share:
Net income	$6,678	$133,725	$120,567
Add back minority interest share of income	—	—	10,325

Adjusted net income	$6,678	$133,725	$130,892

Weighted average ordinary shares outstanding - basic	48,685,954	45,703,410	41,094,393
Weighted average non-voting shares outstanding	—	—	4,135,064
Conversion of warrants	3,146,532	2,308,438	601,436
Conversion of options	723,529	556,921	164,722

Weighted average ordinary shares outstanding - diluted	52,556,015	48,568,769	45,995,615

Diluted earnings per share	$0.13	$2.75	$2.84

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

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the year ended December 31, 2005 was $1,414. The rent and maintenance expense under operating leases will range from $1,687 to $1,884 over the next five years.

(c) Credit facilities

The Company has three credit facilities as of December 31, 2005. The Company’s primary credit facility, entered into in June 2005, provides $450.0 million of credit capacity

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company replaced its then existing credit facility with this new facility principally to increase credit capacity from $300.0 million to $450.0 million, to provide that a portion of the facility be available for loans to Max Re or Max Re Capital as well as letters of credit for Max Re and to permit that a portion of the facility be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $350.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re or Max Re Capital up to an aggregate of $100.0 million, with a maximum of $50.0 million to Max Re Capital. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At December 31, 2005 and December 31, 2004, letters of credit totaling $320,857 and $225,010, respectively, were issued and outstanding under this facility. As of December 31, 2005, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $351,547 at December 31, 2005 were pledged as collateral for these letters of credit.

The Company also has a $50,000 letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At December 31, 2005 and December 31, 2004, letters of credit totaling $49,695 and $40,050, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $54,191 at December 31, 2005 were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20,000 letter of credit facility with ING Bank N.V., London Branch (“ING”). At December 31, 2005 and December 31, 2004 letters of credit totaling $20,000 were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $22,623 at December 31, 2005 were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2005.

16. Segment information

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

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

A summary of operations by segment for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2005	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$615,720	$355,296	$971,016	$275,015	$—	$1,246,031
Reinsurance premiums ceded	(65,861)	(145,738)	(211,599)	(1,469)	—	(213,068)

Net premiums written	$549,859	$209,558	$759,417	$273,546	$—	$1,032,963

Earned premiums	$671,356	$301,213	$972,569	$275,015	$—	$1,247,584
Earned premiums ceded	(78,381)	(128,329)	(206,710)	(1,469)	—	(208,179)

Net premiums earned	592,975	172,884	765,859	273,546	—	1,039,405

Net investment income	—	—	—	—	106,835	106,835
Net gains on alternative investments	—	—	—	—	39,885	39,885
Net realized gains on sale of fixed maturities	—	—	—	—	(743)	(743)
Other income	—	—	—	—	4,635	4,635

Total revenues	592,975	172,884	765,859	273,546	150,612	1,190,017

Losses and expenses
Losses and benefits	532,267	175,458	707,725	311,212	—	1,018,937
Acquisition costs	73,617	110	73,727	2,497	—	76,224
Interest expense	—	—	—	—	32,025	32,025
General and administrative expenses	15,023	9,857	24,880	3,487	27,786	56,153

Total losses and expenses	620,907	185,425	806,332	317,196	59,811	1,183,339

Income (loss) before minority interest	$(27,932)	$(12,541)	$(40,473)	$(43,650)	$90,801	$6,678

Loss ratio *	89.8%	101.5%	92.4%	***
Combined ratio **	104.7%	107.3%	105.3%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	The combined ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2004	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$583,234	$248,068	$831,302	$212,299	$—	$1,043,601
Reinsurance premiums ceded	(47,625)	(114,241)	(161,866)	(707)	—	(162,573)

Net premiums written	$535,609	$133,827	$669,436	$211,592	$—	$881,028

Earned premiums	$638,330	$217,543	$855,873	$212,299	$—	$1,068,172
Earned premiums ceded	(56,187)	(93,504)	(149,691)	(707)	—	(150,398)

Net premiums earned	582,143	124,039	706,182	211,592	—	917,774

Net investment income	—	—	—	—	82,815	82,815
Net gains on alternative investments	—	—	—	—	81,648	81,648
Net realized gains on sale of fixed maturities	—	—	—	—	10,447	10,447
Other income	—	—	—	—	4,890	4,890

Total revenues	582,143	124,039	706,182	211,592	179,800	1,097,574

Losses and expenses
Losses and benefits	435,444	90,604	526,048	238,248	—	764,296
Acquisition costs	110,840	2,502	113,342	3,520	—	116,862
Interest expense	—	—	—	—	33,644	33,644
General and administrative expenses	12,116	6,797	18,913	4,488	25,646	49,047

Total losses and expenses	558,400	99,903	658,303	246,256	59,290	963,849

Income (loss) before minority interest	$23,743	$24,136	$47,879	$(34,664)	$120,510	$133,725

Loss ratio	74.8%	73.0%	74.5%
Combined ratio	95.9%	80.5%	93.2%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2003	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$738,316	163,213	$901,529	$108,250	$—	$1,009,779
Reinsurance premiums ceded	(75,932)	(56,992)	(132,924)	(21,650)	—	(154,574)

Net premiums written	$662,384	$106,221	$768,605	$86,600	$—	$855,205

Earned premiums	$661,116	$66,083	$727,199	$108,250	$—	$835,449
Earned premiums ceded	(66,397)	(20,198)	(86,595)	(21,650)	—	(108,245)

Net premiums earned	594,719	45,885	640,604	86,600	—	727,204

Net investment income	—	—	—	—	60,132	60,132
Net gains on alternative investments	—	—	—	—	124,036	124,036
Net realized gains on sale of fixed maturities	—	—	—	—	19,259	19,259
Other income	—	—	—	—	10,743	10,743

Total revenues	594,719	45,885	640,604	86,600	214,170	941,374

Losses and expenses
Losses and benefits	442,744	34,591	477,335	114,939	—	592,274
Acquisition costs	144,569	3,098	147,667	1,867	—	149,534
Interest expense	—	—	—	—	28,829	28,829
General and administrative expenses	9,396	4,907	14,303	4,486	21,056	39,845

Total losses and expenses	596,709	42,596	639,305	121,292	49,885	810,482

Income (loss) before minority interest	$(1,990)	$3,289	$1,299	$(34,692)	$164,285	$130,892

Loss ratio	74.4%	75.4%	74.5%
Combined ratio	100.3%	92.8%	99.8%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
North America	$812,860	$620,078	$634,795
Europe	433,171	423,523	374,984
Reinsurance ceded—North America	(178,041)	(128,587)	(90,882)
Reinsurance ceded—Europe	(35,027)	(33,986)	(63,692)

	$1,032,963	$881,028	$855,205

Three customers accounted for 11.5%, 10.2% and 7.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2005. Three customers accounted for 18.8%, 16.5% and 10.7%, respectively, of the Company’s gross premiums written during the year ended December 31, 2004. Three customers accounted for 14.8%, 14.8% and 11.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2003.

17. Quarterly financial results (unaudited)

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$455,689	$245,107	$288,047	$257,188

Net premiums earned	$308,324	$191,888	$282,452	$256,741
Net investment income	23,689	24,965	27,002	31,179
Net gains on alternative investments	14,377	3,597	35,642	(13,731)
Net realized gains (losses) on sale of fixed maturities	390	813	1,624	(3,570)
Other income	1,318	1,182	1,088	1,047

Total revenues	348,098	222,445	347,808	271,666

Losses and expenses
Losses and benefits	268,298	156,524	347,086	247,029
Acquisition costs	21,502	17,921	20,492	16,309
Interest expense	6,232	13,372	6,748	5,673
General and administrative expenses	15,257	12,310	14,484	14,102

Total losses and expenses	311,289	200,127	388,810	283,113

Income (loss) before minority interest	$36,809	$22,318	$(41,002)	$(11,447)

Net income (loss)	$36,809	$22,318	$(41,002)	$(11,447)

Basic earnings (loss) per share	$0.80	$0.48	$(0.89)	$(0.20)

Diluted earnings (loss) per share	$0.74	$0.45	$(0.89)	$(0.20)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$439,531	$183,654	$280,848	$139,568

Net premiums earned	$198,898	$171,818	$331,071	$215,987
Net investment income	18,846	19,696	20,106	24,167
Net gains on alternative investments	38,476	1,038	(14,624)	56,758
Net realized gains (losses) on sale of fixed maturities	5,781	(2,575)	916	6,325
Other income	1,168	1,211	1,285	1,226

Total revenues	263,169	191,188	338,754	304,463

Losses and expenses
Losses and benefits	166,385	135,305	299,216	163,390
Acquisition costs	31,783	29,199	26,032	29,848
Interest expense	11,843	95	11,979	9,727
General and administrative expenses	10,169	13,945	10,549	14,384

Total losses and expenses	220,180	178,544	347,776	217,349

Income (loss) before minority interest	$42,989	$12,644	$(9,022)	$87,114

Net income (loss)	$42,989	$12,644	$(9,022)	$87,114

Basic earnings (loss) per share	$0.94	$0.28	$(0.20)	$1.91

Diluted earnings (loss) per share	$0.87	$0.26	$(0.20)	$1.82

	Quarter Ended
2003	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$143,728	$143,305	$178,746	$261,425
Net investment income	14,507	15,061	13,899	16,665
Net gains on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	184,529	206,299	233,463	317,083

Losses and expenses
Losses and benefits	114,463	114,371	139,655	223,785
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	5,981	8,953	5,382	8,513
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	167,377	169,799	192,629	280,677

Income before minority interest	$17,152	$36,500	$40,834	$36,406

Net income	$14,562	$30,849	$38,750	$36,406

Basic earnings per share	$0.38	$0.81	$0.91	$0.81

Diluted earnings per share	$0.38	$0.81	$0.89	$0.76