Form 10-K/A
period 2005-12-31
MAX RE CAPITAL LTD
filed 2006-06-07
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-33047

MAX RE CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Max Re House

2 Front Street

Hamilton, HM 11

Bermuda

(441) 296-8800

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Name of each exchange on which registered

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares, Par Value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2006. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and are filing this amendment to reflect the restated amounts for the years ended December 31, 2005, 2004 and 2003. Our previously issued financial statements for the restated periods should no longer be relied upon.

The restatement reflects changes to the accounting for three finite property and casualty retrocessional contracts purchased by Max Re Ltd. in 2001 and 2003, and has the cumulative effect of reducing shareholders equity by $18.3 million as at December 31, 2005. The aggregate effect of the restatement to net income is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; to decrease 2003 net income by $2.0 million; to leave 2002 net income unchanged and to decrease 2001 net income by $14.0 million.

The restatement, and the reasons for and events leading to the restatement, are described in more detail in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements – Restatement of Financial Statements. This restatement affects the following areas of the report:

•	Item 1 – Business;

•	Item 6 – Selected Financial Data;

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 9A – Controls and Procedures, including the addition of Management’s Report on Internal Control Over Financial Reporting which was previously included at F-1;

•	Item 15 – Exhibits and Financial Statement Schedules as described in Note 2 to our Consolidated Financial Statements – Restatement of Financial Statements.

The information in the following tables in Items 1, 6 and 7 has not been affected by the restatement:

•	Business Segments pg 3

•	Reserve Components by Segment pg 8

•	Aggregate Portfolio Results pg 13

•	Alternative Investment Portfolio allocation pg 13

•	Market Information pg 21

•	Securities Authorized for Issuance Under Equity Compensation Plans pg 22

•	Property and Casualty Insurance Segment Three Year Comparison pg 33

•	Life and Annuity Reinsurance Segment Three Year Comparison pg 38

•	Corporate Function Three Year Comparison pg 39

•	Contractual Obligations pg 44

1

In addition, this amendment includes information that was to be incorporated by reference into our Form 10-K from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We did not file our proxy statement within 120 days of our fiscal year ended December 31, 2005, and are, therefore amending Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity of this report and including information required by:

•	Item 10 – Directors and Officers of the Registrant;

•	Item 11 – Executive Compensation;

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management;

•	Item 13 – Certain Relationships and Related Transactions;

•	Item 14 – Principal Accountant Fees and Services;

Except for the foregoing amended disclosures, the information in this Form 10-K/A generally has not been updated to reflect events that occurred after February 15, 2006, the filing date of our Annual Report on Form 10-K that is being amended hereby, although the discussion with respect to legal proceedings contained in Item 3 and related matters has been updated.

2

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

Safe Harbor Disclosure

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, without limitation:

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that adopted by us following an internal review by the Audit and Risk Management Committee of our Board of Directors (the “ARMC”), which has resulted in a restatement of our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as described in this Annual Report on Form 10-K/A for the period ended December 31, 2005;

•	the risk that the Nasdaq National Market may determine to delist our common shares as a result of our inability to file by the prescribed date our quarterly report on Form 10-Q for the three months ended March 31, 2006, which filing was late due to the fact that the internal review had not been completed prior to the prescribed filing date;

•	acceptance in the market of our products;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development and;

•	loss of key executives.

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

Additional information about our business segments is set forth in Item 7 – Managements Discussion and Analysis and Note 17 to our audited consolidated financial statements included herein.

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

Description of Business

We are a Bermuda-based provider of reinsurance and insurance for both the property and casualty and life and annuity markets with approximately $1,198.9 million in consolidated shareholders’ equity as of December 31, 2005. We differentiate our company from our competitors by offering reinsurance and insurance products covering exposures in several areas of both markets and by targeting superior risk-adjusted returns from our diversified investment portfolio. We model our assets and liabilities on an integrated basis to better manage our reinsurance and insurance liability exposure, structure our investment portfolio and assess our overall risk.

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

The life reinsurance risks that we underwrite include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The annuity products that we underwrite include longevity and investment risks. The disability products that we underwrite include morbidity risk and, to a lesser extent, early surrender and lapse risks. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Longevity risk measures the sensitivity of the insurance company’s liability to future mortality improvement being greater than expected. Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions. Our co-insurance structures typically involve a higher level of investment risk, with our company investing the premium received.

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

In connection with our retrocessional arrangements, we prefer to cede risk on a funds withheld basis, which allows us to cede risk while retaining collateral to secure our reinsurer’s or retrocessionaire’s obligation. Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”) is our largest retrocessionaire and accounted for 36.7% of our losses recoverable at December 31, 2005. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 89.2% of its loss recoverable obligations. In addition, at December 31, 2005, one other retrocessionaire accounted for 29.8% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 84.9% of its loss recoverable obligations.

Our reinsurance programs for our property and casualty insurance risks are generally written on a funds transferred basis and therefore we have greater credit risk exposure. Since we are liable with respect to the reinsurance that we cede even if a reinsurer is unable to meet its obligations assumed under a reinsurance agreement, we evaluate and monitor the financial strength of each of our reinsurers. The aggregate amount due from reinsurers of our property and casualty insurance risks represents 28.0% of losses recoverable at December 31, 2005 and all of these reinsurers were rated “A-”or above by A.M. Best Company at December 31, 2005.

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

The table below breaks our reserves as of December 31, 2005 into these components by segment.

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

	As of December 31,
	2000	2001	2002	2003	2004		2005
		(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
		(1)	(1)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099		$2,006,032
Reinsurance recoverable	(5,370)	(222,311)	(268,188)	(353,700)	(461,870)		(602,258)
Reserve for property and casualty losses originally stated, net of reinsurance	130,968	234,067	349,216	637,988	993,229		1,403,774
Cumulative net paid losses
1 year later	7,752	136,734	106,076	87,090	197,115		—
2 years later	117,230	202,134	133,360	204,481	—		—
3 years later	141,134	210,502	191,877	—	—		—
4 years later	150,212	232,466	—	—	—		—
5 years later	158,738	—	—	—	—		—
Reserves re-estimated as of
1 year later	150,154	270,993	367,013	627,579	1,092,697		—
2 years later	178,460	268,383	367,668	740,718	—		—
3 years later	175,057	270,314	435,472	—	—		—
4 years later	175,057	287,056	—	—	—		—
5 years later	175,057	—	—	—	—		—
Net cumulative redundancy (deficiency)	(44,089)	(52,990)	(86,257)	(102,731)	(99,468	)(2)
Gross cumulative redundancy (deficiency)	(44,089)	(104,303)	(153,858)	(176,704)	(163,215)

(1)	Adjusted for reclassification of a contract to deposit liabilities.
(2)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 5 to the consolidated financial statements of $4,758 relates to amortization of deferred charges on retroactive reinsurance contracts assumed and amortization of deferred gains on retroactive retrocessional contracts ceded.

Our balance sheet date reserves for 2001 and each subsequent balance sheet date shown in the above table were increased in 2005 by the development on two specific contracts. The first contract increased 2001 reserves by $15.0 million with the recording of such increased losses, triggering additional premiums and interest on additional premiums of $20.8 million, which are not reflected in the table above. The second contract increased 2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2005, 2004 and 2003, please refer to Note 5 of our audited consolidated financial statements included herein.

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

Additional information about our fixed maturities investments can be found in Notes 3 and 4 to our audited consolidated financial statements included herein.

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

Additional information about the alternative investments can be found in Notes 3 and 4 to our audited consolidated financial statements included herein.

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

Employees

As of December 31, 2005, we had 82 employees.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual General Meeting of Shareholders are made available, free of charge, on our web site, http://www.maxre.bm, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, our Code of Business Conduct and Ethics is available on our web site.

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

Possible SEC Inquiry. As previously announced, in connection with an internal review of three finite property and casualty retrocessional contracts, the ARMC voluntarily contacted the SEC. Although as of June 7, 2006 we had not received any formal indication from the SEC staff as to whether the staff will conduct its own review of the contracts in question or of our restatement of the financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, it is possible that the SEC staff will commence its own inquiry relating to these subjects. We intend to cooperate fully with the SEC but can provide no assurances as to whether an SEC inquiry, if any, will result in the same conclusions as those reached following the internal review by the ARMC. Further, if the SEC staff does commence an investigation, it could result in the SEC seeking various penalties and relief, including without limitation injunctive relief and/or civil monetary penalties. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an enforcement action is brought by the SEC, it could have a material adverse effect on us.

Nasdaq Staff Determination. We received a Nasdaq Staff Determination on May 16, 2006 indicating that, due to our failure to file our Form 10-Q for the three months ended March 31, 2006 on a timely basis, we failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4320 (e)(12), and our common shares are, therefore, subject to delisting from the Nasdaq National Market. On May 22, 2006, we made a timely request for a hearing with the Nasdaq Listing Qualifications Panel to review the Nasdaq staff’s determination, which stayed the delisting pending the hearing. Although no assurances can be made, we believe that, upon filing of this 10-K/A and our Form 10-Q, the hearing will be cancelled, the notification letter will be rendered moot and the threat of the delisting of our common shares will be alleviated.

Other Actions. On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, as well as Max Re. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our audited consolidated financial statements for the year ended December 31, 2005.

While any proceeding contains an element of uncertainty, we currently do not believe that the ultimate outcome of all outstanding litigation, arbitrations and inquiries will have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity, although an adverse response from the SEC or adverse resolution of a number of these items could have a material adverse effect on our results of operations in any particular fiscal quarter or year.

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

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein. As further described in Note 2 to the consolidated financial statements, we have restated our consolidated Financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The following selected financial data includes the effects of the restatement adjustments:

(Restated)	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,246.0	$1,043.6	$1,009.8	$647.4	$710.6
Net premiums earned	1,024.4	896.1	712.9	378.7	430.5
Net investment income	106.8	82.8	60.1	64.4	43.9
Net gains on alternative investments	39.9	81.6	124.0	32.1	29.8
Income (loss) before minority interest	6.3	135.3	128.5	(7.1)	(14.6)
Fixed maturities and cash	2,996.9	2,395.2	1,805.9	1,371.7	982.4
Alternative investments	1,230.9	1,119.0	831.4	653.2	627.8
Total assets	5,498.2	4,487.8	3,643.0	2,755.1	2,156.4
Shareholders’ equity(1)	1,198.9	919.0	785.6	693.5	682.5
Book value per share(1)	20.38	20.05	17.39	15.37	14.55
Diluted earnings (loss) per share	0.12	2.79	2.79	(0.15)	(0.36)
Cash dividends per share	0.18	0.12	0.09	0.08	0.02
Return on average combined equity	0.6%	15.9%	17.4%	(1.0)%	(2.4)%

The following table of selected financial data includes information as originally reported prior to the restatement adjustments:

(As Originally Reported)	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,246.0	$1,043.6	$1,009.8	$647.4	$710.6
Net premiums earned	1,039.4	917.8	727.2	388.0	500.9
Net investment income	106.8	82.8	60.1	64.4	43.9
Net gains on alternative investments	39.9	81.6	124.0	32.1	29.8
Income (loss) before minority interest	6.7	133.7	130.9	(7.1)	2.6
Fixed maturities and cash	2,996.9	2,395.2	1,805.9	1,371.7	982.4
Alternative investments	1,230.9	1,119.0	831.4	653.2	627.8
Total assets	5,373.6	4,367.4	3,495.6	2,643.4	2,048.6
Shareholders’ equity(1)	1,217.2	937.0	805.2	710.7	699.7
Book value per share(1)	20.69	20.45	17.82	15.75	14.92
Diluted earnings (loss) per share	0.13	2.75	2.84	(0.15)	0.06
Cash dividends per share	0.18	0.12	0.09	0.08	0.02
Return on average combined equity	0.6%	15.4%	17.3%	(1.0)%	0.4%

(1)	Formerly shown as combined shareholders’ equity (shareholders’ equity and minority interest) and combined book value per share. On July 30, 2003, the holders of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our principal operating subsidiary is Max Re. At December 31, 2005, Max Re had $1,147.4 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Restatement of Financial Statements

On March 24, 2006, subsequent to the filing on February 15, 2006 of our Annual Report on Form 10-K for the year ended December 31, 2005, we announced that the ARMC had initiated a review of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was to consider whether these contracts were properly accounted for by us, principally with respect to whether they contain sufficient risk transfer to meet the requirements of Financial Accounting Standard No. 113 (“FAS 113’) to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC.

The internal review supported our original determination that the three contracts in question do contain sufficient risk transfer to meet the requirements of FAS 113 to be accounted for as reinsurance. However, the review caused us to re-evaluate other accounting aspects relating to these three contracts. This re-evaluation led us to conclude that a restatement of our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is warranted. Our previously issued financial statements for the restated periods should no longer be relied upon. The restated amounts for the years ended December 31, 2005, 2004 and 2003 are reflected throughout this report. Management and the ARMC have discussed the decision to restate with our independent auditors.

As further described in Note 2 to the consolidated financial statements, the effect of the restatement is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 is a decrease of $17.2 million. The nature of the restatements relate to:

1)	Bifurcation of retrocessional contracts. During the course of the review, we concluded that each of the retrocessional coverages was finalized subsequent to its inception date. In accordance with FAS 113, these contracts should have been bifurcated into retroactive and prospective components because they were completed after their respective inception date. We had accounted for each contract entirely on a prospective basis and a benefit had been recorded in the consolidated statements of income equal to the losses ceded. In accordance with retroactive reinsurance accounting, losses ceded under each contract in excess of the ceded premiums for the retroactive portion of the contract should be recorded as a deferred gain rather than as a benefit in income in the applicable periods. The deferred gain is subsequently amortized into income over the settlement period of the losses ceded to each contract.

The aggregate net income effect is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million, with corresponding adjustments to deferred gains, shown as part of accounts payable and accrued expenses in the consolidated balance sheet.

In connection with the review, we also considered all other reinsurance and retrocessional property and casualty contracts that we have purchased and believe that it is not necessary to record any further deferred gains.

2)	Additional contractual feature. Each of the three finite property and casualty retrocessional contracts includes a contractual feature that, as originally accounted for, reduced both the cost (premiums ceded) of the contract and the amount of protection (losses recoverable) being purchased by the same amount.

We determined that this contractual feature should be accounted for on a gross basis with both the premiums ceded and losses recoverable increased by the same amount. The amended treatment has no impact to net income but increases premium ceded and decreases losses incurred in the consolidated statements of income in the periods where premium is expensed on the retrocessional contracts. In addition, the losses recoverable and funds withheld from reinsurers balances on our consolidated balance sheets were restated in 2001 and each subsequent year.

In connection with the review, we also considered other reinsurance and retrocessional property and casualty contracts that we purchased and do not believe that any other such contracts include this contractual feature.

Information on our accounting controls and procedures is described in Item 9A – Controls and Procedures.

Executive Summary

Our financial results for the year ended December 31, 2005 were significantly impacted by Hurricanes Katrina and Wilma and, to a lesser extent, Hurricane Rita and other natural catastrophes. As a result, our overall property and casualty underwriting results produced a 105.4% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 92.8% in the year ended December 31, 2004. We recognized approximately $123.4 million in underwriting losses as a result of hurricanes and a further $34.0 million in reinsurance private equity investment losses associated with hurricanes during the year. Net income for the year is $6.3 million after recording a reduction in net income of $157.4 million from hurricane related activity.

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

We operate in a business where we expect volatility in our underwriting results arising from our reinsurance and insurance businesses. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures, establishing contractual liability caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we manage, and will continue to manage, this volatility effectively. During the year ended December 31, 2005, Hurricane Katrina, likely to be the most costly natural disaster ever seen in the property and casualty industry, Hurricane Rita and

Hurricane Wilma, collectively resulted in an industry estimated $45 billion to $80 billion in insured losses. We believe that events such as these demonstrate that our risk management and diversification strategy is operating effectively, as we recorded $6.3 million in net income for the year ended December 31, 2005, despite an aggregate $157.4 million negative impact to net income from natural catastrophes. The $157.4 million negative impact is composed of $73.4 million in property and casualty reinsurance losses, $50.0 million of property and casualty insurance losses and $34.0 million in investment losses recorded under the equity method of accounting from our investment in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”).

Losses and benefits represented our largest expense and accounted for 66.5% of total liabilities at December 31, 2005. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to corroborate management’s estimates. As a result of new information received and settling certain contracts with clients during the year ended December 31, 2005, we recognized approximately $104.2 million in net adverse development on prior year reinsurance reserves. The adverse development includes $144.7 million attributable to two property and casualty reinsurance contracts, partially offset by $40.5 million in favorable development on remaining property and casualty reinsurance contracts. The notification of additional losses on these contracts triggered additional premiums written and ceded, together with interest on such premiums, in the net amount of $126.2 million, which is recorded as premium in our financial statements.

Net income for the year ended December 31, 2005 was $6.3 million compared to $135.3 million for the year ended December 31, 2004. The decline in net income is principally attributable to the losses associated with hurricanes Katrina, Rita and Wilma and lower income from our alternative investment portfolio offset by higher interest income from our fixed maturities portfolio compared to the year ended December 31, 2004.

In 2004, the New York State Attorney General and other regulatory authorities launched an investigation into broker conduct and the accounting of certain types of finite risk reinsurance transactions. During the year ended December 31, 2005, we settled all outstanding balances with insurance brokers in relation to Placements Service Agreements (PSAs), which we had terminated with effect from September 30, 2004. In April 2006, we were named a party to litigation in connection with broker conduct, as more fully described in Item 3 – Legal Proceedings, and our ARMC has recently concluded an investigation with respect to the accounting for certain of our finite risk property and casualty retrocessional contracts, as more fully described above and in Note 2 to our Consolidated Financial Statements – Restatement of Financial Statements

Our investments during the year ended December 31, 2005 produced a total return of 3.66% compared to 5.63% for the year ended December 31, 2004. The cash and fixed maturities portfolio produced a total return of 3.83% during the year ended December 31, 2005 compared to 4.22% for the year ended December 31, 2004. The decrease in total return was driven by changes in market interest rates that led to a decrease in unrealized holding gains on fixed maturities, which are a component of accumulated other comprehensive income. During the year ended December 31, 2005, our alternative investments generated a 3.34% rate of return compared to an 8.23% rate of return for the year ended December 31, 2004. Our alternative investments owned by Max Re Diversified generated a 5.88% rate of return compared to 9.81% in 2004. In both years the return of the alternative investment portfolio has been negatively impacted by our private equity reinsurance investment in DaVinci, which experienced investment losses of approximately $34.0 million from Hurricane Katrina and other natural catastrophes in 2005 and approximately $15.0 million from hurricanes Charley, Frances, Ivan and Jeanne in 2004. DaVinci is a property catastrophe reinsurer and, therefore, it is expected that losses will be incurred during periods where there are severe or frequent catastrophes. In December 2005, DaVinci raised additional share capital and we chose not to participate in the transaction. As a result, our investment in DaVinci has declined to approximately 5% of its share capital at December 31, 2005.

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

The development of policy benefit reserves requires management to make estimates and assumptions regarding mortality, morbidity, lapse expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from these estimates. We monitor actual experience and, where circumstances warrant, will revise our assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

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

See Note 3 to our audited consolidated financial statements included herein for our significant accounting policies.

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

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	2005	% change	2004	% change	2003
	In millions of US Dollars
	(Restated)		(Restated)		(Restated)
Gross premiums written	$615.7	5.6%	$583.2	(21.0)%	$738.3
Reinsurance premiums ceded	(80.8)	56.9%	(51.5)	(51.7)%	(106.6)

Net premiums written	534.9	0.6%	531.7	(15.8)%	631.7

Net premiums earned(a)	578.0	3.1%	560.4	(3.5)%	580.5

Losses(b)	517.6	25.6%	412.1	(4.4)%	430.9
Acquisition costs	73.6	(33.6)%	110.8	(23.4)%	144.6
General and administrative expenses	15.0	24.0%	12.1	28.7%	9.4

Total losses and expenses(c)	606.2	13.3%	535.0	(8.5)%	584.9

Net income (loss)	(28.2)	n/a	25.4	n/a	(4.4)

Loss ratio(b)/(a)	89.6%		73.5%		74.2%
Combined ratio(c)/(a)	104.9%		95.5%		100.8%

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

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2005 were $80.8 million compared to $51.5 million for the year ended December 31, 2004, an increase of 56.9%. The increase included $55.8 million of reinsurance premiums ceded which were directly related to the $182.0 million of additional premiums written on two contracts written in a prior year, as described above. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2004 were $51.5 million compared to $106.6 million for the year ended December 31, 2003, a decrease of 51.7%. The majority of the premium ceded relates to our quota share and aggregate stop loss agreements with Grand Central Re. Effective January 1, 2004, Grand Central Re stopped accepting new business and, accordingly, there is a decline in premium ceded in the year ended December 31, 2004 as compared to 2003, with the 2004 amounts relating to additional premiums ceded on contracts written in prior years.

Net premiums earned. Net premiums earned for property and casualty reinsurance increased by 3.1% to $578.0 million for the year ended December 31, 2005 despite the non-renewal of four reinsurance contracts that accounted for approximately $173.2 million of net premiums earned in the year ended December 31, 2004. The non-renewals were largely offset by $126.2 million of additional net premiums earned on two contracts written in a prior years.

Net premiums earned for property and casualty reinsurance decreased by 3.5% to $560.4 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease is correlated to the reduced gross premiums written during the same period.

Losses. Losses relating to property and casualty reinsurance were $517.6 million for the year ended December 31, 2005 compared to $412.1 million for the year ended

December 31, 2004, an increase of 25.6%. The losses for the year ended December 31, 2005 include $73.4 million of losses attributable to the hurricanes in the United States and $144.7 million of net losses pertaining to additional losses notified on two contracts written in a prior year. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2005 was 89.6% compared to 73.5% for the year ended December 31, 2004. Excluding hurricane losses in 2005, the adjusted loss ratio for our property and casualty reinsurance segment is 76.9%, which is higher than in 2004 due to the additional losses posted on prior period contracts.

Losses relating to property and casualty reinsurance were $412.1 million for the year ended December 31, 2004 compared to $430.9 million for the year ended December 31, 2003, a decrease of 4.4%, which is comparable to the decrease in our premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2004 was 73.5% compared to 74.2% for the year ended December 31, 2003.

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

Net income (loss). Net loss attributable to property and casualty reinsurance for the year ended December 31, 2005 was $28.2 million compared to $25.4 million of income for the year ended December 31, 2004. The net loss for the year ended December 31, 2005 was principally attributable to $73.4 million of losses recognized due to Hurricanes Katrina, Rita and Wilma compared to $6.0 million for hurricanes in 2004.

Net income attributable to property and casualty reinsurance for the year ended December 31, 2004 was $25.4 million compared to a loss of $4.4 million for the year ended December 31, 2004. The increase in net income was principally attributable to a lower combined ratio due to reduced acquisition costs derived from a change in mix of property and casualty business written and earned.

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $646.7 million at December 31, 2005 compared to $508.5 million at December 31, 2004, an increase of 27.2%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 36.7% of our losses and benefits recoverable at December 31, 2005 compared to 46.0% of our losses and benefits recoverable at December 31, 2004. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 89.2% of its loss recoverable obligations.

In addition, at December 31, 2005, one other retrocessionaire accounted for 29.8% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 84.9% of its loss recoverable obligations. The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 28.0% of losses recoverable at December 31, 2005 and all of these reinsurers were rated “A-”or above by A.M. Best Company at December 31, 2005.

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

Shareholders’ equity. Our shareholders’ equity increased to $1,198.9 million at December 31, 2005 from $919.0 million at December 31, 2004, an increase of 30.5%, principally reflecting our sale of common shares in an underwritten public offering that resulted in net proceeds of approximately $284.1 million combined with net income of $6.3 million partially offset by a decrease in accumulated other comprehensive income of $17.2 million for the year ended December 31, 2005. Additionally, $10.1 million of loans receivable from common share sales were repaid during the year ended December 31, 2005.

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

While we tailor our fixed maturities portfolio to expected loss payments, increased loss amounts or settlement of losses earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our six years of operating history and can access our credit facility described in Note 16 of our audited consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2005, Max Re, which is required to have approximately $370.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,065.0 million in statutory capital and surplus.

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

Capital resources. At December 31, 2005, our capital structure consisted of common equity. Total capitalization amounted to $1,198.9 million as compared to $919.0 million at December 31, 2004, an increase of 30.5%. Our unallocated universal shelf registration filed on Form S-3 with the SEC on September 26, 2005 is no longer effective due to our failure to file this Form 10-K/A by the prescribed due date. However, we continue to believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

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

Part A. Restatement of the Consolidated Financial Statements

As discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the financial statements, we have restated our previously issued financial statements as at December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the financial results in each of the quarterly periods in 2005, 2004 and 2003.

Our decision to restate our financial statements follows a re-evaluation, caused by an internal investigation by the ARMC, of three finite property and casualty retrocessional contracts purchased by Max Re in 2001 and 2003.

Part B. Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

In connection with the preparation of our amended annual Report on Form 10-K/A for the year ended December 31, 2005, our company’s management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of disclosure controls as of the end of the period covered by the amended Annual Report. Based upon that re-evaluation, and solely because of the material weakness described in Part C below, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were not effective at December 31, 2005, and such disclosure controls did not ensure that material information relating to our company was made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Part C. Management’s Report on Internal Control Over Financial Reporting (as restated)

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, management concluded that our internal control over financial reporting as of December 31, 2005 was effective based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. However, on May 30, 2006, we determined that we needed to restate our previously issued financial statements. As a result of such financial statement restatement, management reassessed our internal control over financial reporting using the COSO criteria and identified the following control deficiencies:

• We did not maintain effective controls to bifurcate retroactive and prospective elements of coverage within reinsurance contracts purchased, in accordance with SFAS 113, where the dates of agreement in principle of substantial terms and coverage inception differed.

• We did not maintain effective controls over the appropriate accounting for the specific contractual feature contained within the three complex retrocessional contracts purchased.

These control deficiencies resulted in the restatement of our financial statements as described in Part A to correct premiums ceded, net premiums written, earned premiums ceded, net earned premiums, losses and benefits and related balance sheet accounts. In connection with management’s reassessment of internal control over financial reporting, management determined that these control deficiencies constitute a material weakness within the meaning of Auditing Standards No. 2 of the Public Company Accounting Oversight Board, (PCAOB.)

As a result of the aforementioned material weakness as of December 31, 2005, management has revised its previously reported assessment of the effectiveness of internal control over financial reporting and has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

Management’s restated assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG Bermuda as stated in their attestation report on management’s assessment of the company’s internal control over financial reporting that appears on page F-2 hereof.

Part D. Changes in Internal Control Over Financial Reporting

During the process of restating our previously issued financial statements, we have implemented controls to remediate the deficiencies identified in Part C. Specifically we have:

•	Instituted a review process to be performed by our finance department to compare the inception dates of reinsurance purchased against documentation providing evidence of agreement in principle of substantial terms and bifurcate retroactive versus prospective elements of coverage in accordance with SFAS 113;

•	Established underwriting guidelines that preclude us from purchasing reinsurance containing the specific contractual feature.

We believe that, as of the date of this filing, we have taken steps that remediate the controls deficiencies that created the material weakness (as described in Part C above) in our disclosure controls and our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Name	Age	Position(s)
Zack H. Bacon, III	53	Deputy Chairman and Director
John R. Barber	44	Director
W. Marston Becker	53	Director
Laurence W. Cheng	58	Director
Robert J. Cooney	51	Chairman, President and Chief Executive Officer
William H. Heyman	58	Director
Willis T. King, Jr.	61	Director
Peter A. Minton	47	Director, Executive Vice President and Chief Risk Officer
Steven M. Skala	50	Director
Mario P. Torsiello	50	Director
James L. Zech	48	Director

Zack H. Bacon III, 53, has served as a director of Max Re Capital and Max Re since their formation in July 1999 and also serves as Deputy Chairman of Max Re Capital and Max Re. Since 2003, Mr. Bacon has served as the Chief Executive Officer, Chief Investment Officer and Managing Director of Alstra Capital Management, LLC, which we refer to as Alstra, our fund of funds advisor. From October 1998 to September 2005, Mr. Bacon was a member of the Board of Directors and a Managing Director of each of Moore Capital Management, LLC, which we refer to as Moore Capital, and Moore Capital Advisors, L.L.C. Mr. Bacon was also a member of the Investment Advisory Committee of Moore Capital. From 1985 to 1998, Mr. Bacon ran his own asset management firm. From 1983 to 1985, Mr. Bacon managed the non-equity portfolio of Soros Fund Management Company. Prior to 1983, Mr. Bacon was a Vice President at Goldman, Sachs & Co.

John R. Barber, 45, has served as a director of Max Re Capital and Max Re since March 2002. Since January 2002, Mr. Barber has served as the Managing Partner of Citigroup Private Equity, a division of Citigroup Investments Inc., a subsidiary of Citigroup Inc. From September 2000 to January 2002, Mr. Barber served at Salomon Smith Barney Inc. as Co-Head of Citigroup Employee Fund of Funds and Salomon Smith Barney Capital Partners. From January 1995 to September 2000, Mr. Barber served as Deputy Head of the Financial Entrepreneurs Group, as a senior member of the Equity Capital Markets Group and as a member of the Commitment Committee at Salomon Smith Barney Inc. Mr. Barber joined Salomon Smith Barney Inc. in 1995 as a Managing Director. Prior to 1995 he was Managing Director and Head of the Equity Capital Markets Group at Kidder Peabody & Co.

W. Marston Becker, 53, has served as a director of Max Re Capital and Max Re since April 2004. Mr. Becker currently is an advisor/consultant in the insurance industry and also serves as Chairman and General Partner of West Virginia Media Holdings, which he co-founded in 2001. Since 2002, Mr. Becker has also served as Chairman and Chief Executive Officer of the run-off for LaSalle Re Holdings Limited, a Bermuda insurance company. Since May 2006, Mr. Becker has served as a director of Beazley Group plc (BEZ.L). Mr. Becker served as Chairman of the Board and Chief Executive Officer of Trenwick Group, Ltd., a Bermuda insurance company, from August 2002 until January 2005. In August 2003, Trenwick Group, Ltd. filed for protection under chapter 11 of the U.S. bankruptcy code. Mr. Becker served as Chairman of Hales & Company, a banking firm specializing in insurance and financial services, from July 2000 until April 2005. From November 1999 to December 2000, Mr. Becker served as Vice Chairman and a director of Royal & SunAlliance USA following their acquisition at Orion Capital Corporation, where from 1997 to 1999 Mr. Becker served as its Chairman of the Board and Chief Executive

Officer and from 1994 to 1996 as President and Chief Executive Officer of its subsidiary. Mr. Becker is Chairman and a director of ICAT Holdings, LLC, an MGA specializing in property catastrophe insurance and a director of Selective Insurance Group, Inc. (Nasdaq: SIGI). He is also an Advisory Board member of the Conning Funds and American Securities Funds. Mr. Becker is licensed as a certified public accountant and an admitted attorney in West Virginia.

Laurence W. Cheng, 58, has served as a director of Max Re Capital and Max Re since September 1999. He is a partner and co-founder of Capital Z Partners, L.P., which we refer to as Capital Z Partners. Prior to forming Capital Z Partners in 1998, Mr. Cheng was, from 1997, the Chief Investment Officer and member of the Corporate Executive Board of the Zurich Financial Services Group, a global insurance and financial services company. From 1996 until 1997, Mr. Cheng was President and Chief Executive Officer of Zurich Investment Management Ltd., an asset manager for institutional customers. From 1988 until 1996, Mr. Cheng was the President and Chief Executive Officer of Zurich Bermuda, and in 1992 was also named Chief Financial Officer of the Centre Re Group. Throughout his 23-year tenure with the Zurich Financial Services Group, Mr. Cheng served in a number of different roles, including managing, accounting, actuarial, taxation and investment functions.

Robert J. Cooney, 52, has served as a director of Max Re Capital and Max Re since their formation in July 1999, as President and Chief Executive Officer of Max Re Capital and Max Re since September 1999 and as Chairman of Max Re Capital and Max Re since November 1999. Mr. Cooney has served as a director of Max Europe Holdings and Max Insurance Europe since June 2003, Max Re Diversified since October 2001, Grand Central Re Limited, which we refer to as Grand Central Re since May 2001, Max Re Managers since January 2001 and Max Re Europe since April 2000. From 1987 to 1999, Mr. Cooney held various senior management positions at XL Insurance Ltd., one of the principal insurance operating units of XL Capital Ltd. (NYSE: XL), a Bermuda-based, multi-line insurer. In 1998, Mr. Cooney became President and Chief Executive Officer of XL Insurance Ltd. and Executive Vice President of XL Capital Ltd. From 1995 to 1998, Mr. Cooney was President and Chief Operating Officer of XL Insurance Ltd. From 1983 to 1987, Mr. Cooney held various senior management positions at Trenwick Group, Inc., a U.S. based insurer and reinsurer, and its Bermuda-based subsidiary, Trenwick Services, Ltd., including the position of President of Trenwick Services, Ltd. From 1980 to 1983, Mr. Cooney was a partner at Wypich Illsley & Associates, a management consulting and executive search firm. Prior to 1980, Mr. Cooney was employed as a facultative underwriter at General Reinsurance Corp.

William H. Heyman, 58, has served as a director of Max Re Capital and Max Re since May 2000. Mr. Heyman is Vice Chairman and Chief Investment Officer of The St. Paul Travelers Companies, a position he has held since May 2005. Since January, 2005, Mr. Heyman has been a member of the Board of Governors of the NASD. From May 2002 to May 2005, Mr. Heyman was Executive Vice President and Chief Investment Officer of The St. Paul Travelers Companies. From 2000 to March 2002, Mr. Heyman was Chairman of Citigroup Investments Inc., a subsidiary of Citigroup Inc. From 1995 until February 2001, Mr. Heyman held various positions with Citigroup Investments Inc., and its predecessor, Travelers Investment Group. Mr. Heyman also was Chief Executive Officer of Tribeca Investments, L.L.C., a Citigroup subsidiary (and member firm of the New York Stock Exchange), which conducted proprietary trading and investment activities, including merger arbitrage, convertible hedging (domestic and international) and distressed securities investing, as well as Chief Executive Officer of Tribeca Management, L.L.C., a registered investment advisor. From 1993 to 1995, Mr. Heyman was a managing director and head of the private investment department of Salomon Brothers Inc. From 1991 to 1993, Mr. Heyman served as the Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission in Washington, D.C.

Willis T. King, Jr., 62, has served as a director of Max Re Capital and Max Re since September 1999. Mr. King serves as Chairman of First Protective Insurance Company, Lake Mary, Florida, a position he has held since March 1998. From June 1999 to November 2001, Mr. King served as Chairman of the Board and Chief Executive Officer of Highlands

Insurance Group. In October 2002, Highlands Insurance Group filed for protection under chapter 11 of the U.S. bankruptcy code. Mr. King has served as a director of SCPIE Holdings, Inc. (NYSE: SKP), a medical malpractice insurance company, since 1997. From 1997 to June 1999, Mr. King was a Vice Chairman of Guy Carpenter & Co. From 1984 to 1997, Mr. King held various positions at Willcox, Inc., including Chairman and Chief Executive Officer. From 1987 to 1997, Mr. King was a director of Johnson & Higgins, which was subsequently merged into Marsh & McLennan. Mr. King is a member of the Advisory Council, School of Public Health, The University of North Carolina, Chapel Hill.

Peter A. Minton, 47, has served as a director of Max Re Capital and Max Re since July 2004, and as Executive Vice President and Chief Risk Officer since February 2001. Mr. Minton joined Max Re Capital and Max Re in April 2000 as Senior Vice President and Chief Risk Officer. Mr. Minton has served as a director of Max Re Diversified since October 2001. From 1999 to 2000, Mr. Minton served as Managing Director and Head of Fixed Income Research for Scudder Kemper Investments. From 1996 to 1999, Mr. Minton served as a Senior Vice President of Investments at General Reinsurance Company. From 1991 to 1996, Mr. Minton held the position of Principal and Head of Fixed Income Strategy at Morgan Stanley & Co. Incorporated. From 1984 to 1991, Mr. Minton served as Vice President and Portfolio Manager at CMB Investment Counselors. Prior to joining CMB Investment Counselors, Mr. Minton served as a tax planner in the Tax Department of Ernst & Whinney between 1981 and 1984.

Steven M. Skala, 50, has served as a director of Max Re Capital and Max Re since May 2000. Mr. Skala serves as Vice Chairman of Deutsche Bank, AG, Australia and New Zealand, a position he has held since September 2004. Mr. Skala was a solicitor and a partner of Arnold Bloch Leibler, Melbourne, Australia, from 1985 to 2004, and was a partner of Morris Fletcher & Cross, Brisbane, Australia from 1982 to 1985. Mr. Skala was appointed Chairman and a non-executive director of Hexima Limited in May 2002, and Live Events Wireless Pty Ltd in February 2003. In June 2004, Mr. Skala became a non-executive director of Film Australia Limited, and in September 2004 he became its Chairman. Mr. Skala serves as a non-executive director of Wilson HTM Limited, the Center for Independent Studies and the Australian Broadcasting Corporation. He is a Member of the International Council of the Museum of Modern Art (New York), Vice President of The Walter & Eliza Hall Institute for Medical Research and is also a non-executive director of the Australian Ballet, whose audit committee he chairs.

Mario P. Torsiello, 50, has served as a director of Max Re Capital and Max Re since March 2000. Since November 2001, Mr. Torsiello has served as President and Chief Executive Officer of Torsiello Capital Advisors Inc. and Torsiello Capital Partners, LLC (and their predecessor companies), advisory and investment banking firms specializing in insurance, asset management and other financial services. From September 2000 to November 2001, Mr. Torsiello served as Managing Director and Head of North American Insurance Practice of Dresdner Kleinwort Wasserstein, Inc. (formerly known as Wasserstein Perella & Co. Inc.). From December 1999 to September 2000, Mr. Torsiello served as President and a director of INDC Group Inc., a California-based insurance company formed to offer a broad line of consumer orientated insurance products through the Internet. From 1987 to 1999, Mr. Torsiello was an investment banker at Salomon Smith Barney Inc., having served as Managing Director from 1995 and Co-Head of the Insurance Group from 1997 to 1999. Mr. Torsiello also served as a member of the firm’s Capital Commitments Committee from 1995 to 1999. Prior to joining Salomon Smith Barney, Mr. Torsiello was a Senior Manager in KPMG’s New York insurance accounting and audit services unit. Mr. Torsiello is a member of the Board of Advisors of Fordham College of Business Administration. Mr. Torsiello is licensed as a Certified Public Accountant and as a reinsurance broker in the State of New York.

James L. Zech, 48, has served as a director of Max Re Capital and Max Re since December 1999. He has been a principal and the President and Investment Manager of High Ridge Capital, L.L.C., which we refer to as High Ridge, since its formation in 1995. In addition, in 2005 he became a partner in Northaven Management, Inc., a private investment firm focused on the financial services industry. From 1992 to 1995, Mr. Zech was an investment banker at S.G. Warburg & Co., Inc., where he was responsible for forming the U.S. Insurance Group as part of Warburg’s worldwide financial institutions practice. From 1988 to 1992, Mr. Zech was a member of the Insurance Investment Banking Group of Donaldson, Lufkin & Jenrette Securities Corporation.

Executive Officers Who Are Not Directors

Set forth below is biographical information concerning each executive officer of the Company who is not a director.

John P. Doucette, 40, has served as Executive Vice President of Max Re since February 2003 and also as President and Chief Underwriting Officer of the Property and Casualty Reinsurance Division of Max Re since February 2005. Mr. Doucette joined Max Re in January 2000 as Senior Vice President, Underwriter. From 1997 to 2000, Mr. Doucette held various pricing, structuring, underwriting and actuarial positions in the Swiss Re New Markets division of the Swiss Re Group in connection with that company’s alternative risk transfer and structured finance products. He served as a consultant with Tillinghast between 1989 and 1997, where he was involved in a number of actuarial, valuation and computer modeling projects in the United States, Europe and Bermuda. Mr. Doucette holds the professional designations of FCAS and MAAA.

Angelo M. Guagliano, 52, joined Max Re in January 2003 as an Executive Vice President, and has also served as President and Chief Underwriting Officer of the Insurance Division of Max Re since March 2005. Mr. Guagliano held various management positions at XL Insurance (Bermuda) Ltd., including Executive Vice President, Country Manager and Chief Excess Liability Underwriter and Manager, from January 1995 to December 2002. From 1988 to 1995, Mr. Guagliano worked for Reliance National in New York in their E&S Primary Unit. From 1981 to 1988, Mr. Guagliano worked as a Casualty Facultative Underwriter for Prudential Reinsurance Corporation and as an Excess Liability Underwriter for the Royal Insurance Company. Mr. Guagliano began his underwriting career with Harford Insurance Company in 1979.

Keith S. Hynes, 53, has served as Executive Vice President and Chief Financial Officer of Max Re Capital and Max Re since September 1999. Mr. Hynes has served as President of Grand Central Re since May 2001, a director of Max Europe Holdings and Max Insurance Europe since June 2003, a director of Max Re Diversified since October 2001, a director of Max Re Managers since January 2001 and a director of Max Re Europe since April 2000. From 1994 to 1999, Mr. Hynes held various senior management positions at RenaissanceRe Holdings, Ltd. (NYSE: RNR), a Bermuda reinsurer and insurer that he co-founded, and its subsidiaries. For RenaissanceRe Holdings, Ltd., Mr. Hynes acted as Executive Vice President – Primary Operations from 1997 to 1999 and Senior Vice President and Chief Financial Officer from 1994 to 1997. Prior to joining RenaissanceRe Holdings, Ltd., Mr. Hynes held various positions at Hartford Steam Boiler Inspection and Insurance Co., a Connecticut insurance company, from 1983 to 1994, including the position of Senior Vice President and Chief Financial Officer from 1992 to 1994. From 1978 to 1983, he held various positions at Aetna Life and Casualty Company. Mr. Hynes has served as a director of DaVinciRe Holdings Ltd. since 2001 and as a director of CRM Holdings Ltd. (NASDAQ: CRMH) since November 2005. In addition, Mr. Hynes holds the professional designation of CFA.

Identification of Audit and Risk Management Committee

The ARMC is composed entirely of non-management directors, each of whom the board of directors has determined is independent in accordance with Nasdaq National Market listing standards and applicable rules and regulations promulgated under the Exchange Act. The ARMC consists of Messrs. Heyman, Becker, Torsiello and Zech. The

ARMC is governed by a written charter approved by our board of directors. The primary purpose of the ARMC is to assist the board of directors in fulfilling its responsibilities to oversee the participation of management in our financial reporting process and the role and responsibilities of our independent auditors. The ARMC is responsible for, among other things: (i) monitoring the integrity of the our financial statements; (ii) assessing our independent auditor’s qualifications, performance and independence, and in connection therewith, has the sole authority to appoint or replace our independent auditors; (iii) reviewing our internal audit process, including our internal controls and accounting systems; and (iv) overseeing our compliance with legal and regulatory requirements. Each of Messrs. Becker, Torsiello, and Zech have been designated as an “audit committee financial expert” as defined in Section 407 of the Sarbanes-Oxley Act of 2002. The ARMC met five times in 2005.

Compliance with Section 16(a) of the Exchange Act

The U.S. federal securities laws require the filing of certain reports by officers, directors and beneficial owners of more than ten percent (10%) of Max Re Capital’s securities with the SEC. Specific due dates have been established and we are required to disclose in this Amendment any failure to file by these dates. Based solely on a review of copies of the filings furnished to us, we believe that during fiscal year 2005, our officers, directors and 10% shareholders satisfied all such filing requirements with the exception of one Form 4 filed 15 days late by Mr. Zech.

Code of Business Conduct and Ethics

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

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the compensation paid during the years ended December 31, 2005, 2004 and 2003 to each of Max Re Capital’s Chief Executive Officer and the other four most highly compensated Section 16(a) filers, whom we refer to collectively as Named Executive Officers, for the fiscal year 2005.

Summary Compensation Table

	Annual Compensation							Long Term Compensation
	Year	Salary		Bonus (1)		Other Annual Compensation (2)		Restricted Share Awards (3)		Securities Underlying Options (3)	All Other Compensation (4)
Robert J. Cooney	2005		$675,000		$325,000		$160,000		$1,593,900	—		$67,500
Chairman, President	2004		$631,250		$1,350,000		$215,639		$2,834,560	—		$63,125
and Chief Executive Officer	2003		$600,000		$1,200,000		$167,245		$2,016,540	—		$60,000

John P. Doucette	2005		$375,000		$210,000		$193,755		$417,450	—		$37,500
Executive Vice President	2004 2003	$ $	335,000 325,000	$ $	400,000 500,000	$ $	160,424 144,310	$ $	375,756 648,270	— —	$ $	33,500 32,500
and President, Reinsurance

Angelo Guagliano	2005		$350,000		$300,000		$163,866		$493,350	—		$35,000
Executive Vice President	2004 2003	$ $	330,000 315,208	$ $	375,000 450,000	$ $	163,820 589,875	$ $	495,216 540,225	— —	$ $	33,000 31,521
and President, Insurance

Keith S. Hynes	2005		$415,000		$300,000		$159,258		$506,000			$41,500
Executive Vice President	2004 2003	$ $	415,000 400,000	$ $	550,000 500,000	$ $	199,209 147,353	$ $	325,800 720,300	— —	$ $	41,500 40,000
Chief Financial Officer

Peter A. Minton	2005		$450,000		$425,000		$196,835		$676,775	—		$45,000
Executive Vice President	2004 2003	$ $	425,000 400,000	$ $	600,000 750,000	$ $	161,835 133,835	$ $	1,591,040 1,080,450	— —	$ $	42,500 40,000
and Chief Risk Officer

1.	Bonus amounts for 2005 were paid in February 2006. Bonus amounts for 2004 were paid in February 2005. Bonus amounts for 2003 were paid in February 2004.

2.	The 2005 amounts consist of housing allowances of $120,000 for each of Messrs. Cooney, Doucette, Guagliano, Hynes and Minton and a travel allowance, automobile expenses, club dues, financial planning and tax preparation costs totaling $40,000, $73,755, $43,866, $39,258 and $76,835, respectively. The 2004 amounts consist of housing allowances of $120,000 for each of Messrs. Cooney, Doucette, Guagliano, Hynes and Minton and a travel allowance, automobile expenses, club dues, financial planning and tax preparation costs totaling $95,639, $40,424, $43,820, $79,209 and $41,835, respectively. The 2003 amounts consist of housing allowances for Messrs. Cooney, Doucette, Guagliano, Hynes and Minton of $120,000, $120,000, $116,000, $108,000 and $120,000, respectively, and a travel allowance, automobile expenses, club dues, financial planning and tax preparation costs totaling $47,245, $24,310, $23,875, $39,353 and $13,835, respectively. The 2003 amount also includes a hiring bonus of $450,000 for Mr. Guagliano. The amounts shown do not include expenses, which were not in excess of $10,000 per officer per year, for accompanying family members for one trip to a meeting of the board of directors per year.

3.	The presentation of awards has been modified from prior years to report the awards in the year in which they were earned rather than the year of grant. The presentations of prior year awards has been revised to reflect this change in presentation. Messrs. Cooney, Doucette, Guagliano, Hynes and Minton held 277,000, 68,300, 57,300, 66,000 and 155,200 of our restricted common shares (par value $1.00), respectively, with an aggregate value of $7,193,690, $1,773,751, $1,488,081, $1,714,020 and $4,030,544, respectively, based on a price per common share of $25.97 on December 31, 2005. None of these shares are vested.

The restricted common shares awards for 2005 represent grants of 63,000, 16,500, 19,500, 20,000 and 26,750 to Messrs. Cooney, Doucette, Guagliano, Hynes and Minton, respectively, and were granted on February 16, 2006. The awards had a value at grant of $25.30 per share. The awards are subject to three year cliff vesting and, accordingly, vest in their entirety on February 16, 2009, subject to certain conditions and restrictions relating to, among other things, forfeiture in the event of termination of employment and transferability.

The restricted common shares awards for 2004 represent grants of 148,000, 17,300, 22,800, 15,000 and 82,000 to Messrs Cooney, Doucette, Guagliano, Hynes and Minton, respectively, and were granted on February 7, 2005, with the exception of grants for Messrs. Cooney and Minton. Mr. Cooney received 48,000 restricted common shares on February 7, 2005 and 100,000 restricted common shares on August 1, 2004. Mr. Minton received 32,000 restricted common shares on February 7, 2005 and 50,000 restricted common shares on August 1, 2004. The awards had a value at grant of $21.72 per share on February 7, 2005 and $17.92 per share on August 1, 2004. The February 7, 2005 grants are subject to three year cliff vesting and, accordingly, vest in their entirety on February 7, 2008, and the shares awarded to Messrs. Cooney and Minton on August 1, 2004 are subject to the performance measures described in Mr. Cooney’s Employment Agreement filed with the SEC in August 2004.

The restricted common shares awards for 2003 represent grants of 84,000, 27,000, 22,500, 30,000 and 45,000 to Messrs. Cooney, Doucette, Guagliano, Hynes and Minton, respectively, and were granted on January 30, 2004. The awards had a value at the date of grant of $24.01 per share. The awards are subject to three year cliff vesting and, accordingly, vest in their entirety on January 30, 2007, subject to certain conditions and restrictions relating to, among other things, forfeiture in the event of termination of employment and transferability.

Under the Max Re Capital 2000 Stock Incentive Plan, as amended and which we refer to as the Incentive Plan, Messrs. Cooney, Doucette, Guagliano, Hynes and Minton are eligible to receive dividends on their restricted common shares if Max Re Capital declares dividends on its common shares generally.

4.	Represents a defined contribution by Max Re, pursuant to the terms of the Max Re 401k and Deferred Compensation Plans.

Warrant and Option Grants in Last Fiscal Year

There were no warrants granted to the Named Executive Officers during fiscal year 2005. In connection with the exercise of vested options, Mr. Hynes received a reload option to acquire common shares as set forth in the table below. There were no other options granted to the Named Executive Officers during fiscal year 2005.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant Date Value
Name (a)	Number of Securities Underlying Option Granted (#) (b)		Percent of Total Options Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
						5% ($) (f)	10% ($) (g)	Grant Date Present Value ($) (h)
Keith S. Hynes	4,819	(1)	7.5%	$26.56	January 1, 2011	$35,362	$78,141

(1)	Represents grant of nonqualified stock options that are fully vested, and, except for the exercise price, are subject to the terms and conditions set forth in the original grant date January 1, 2001.

Aggregated Warrant and Option Exercises in Last Fiscal Year

The following table sets forth information regarding the exercise of warrants and options by each of the Named Executive Officers during 2005. The table also shows the number and value of unexercised warrants and options held by each of the Named Executive Officers as of December 31, 2005. The value of unexercised options is based on a fair market value of $25.97 per share as of December 31, 2005.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable (1)	Value of Unexercised In-the-money Options At Fiscal Year End Exercisable/Unexercisable
Robert J. Cooney	—	—	1,100,281/32,000	$11,609,522/$329,920
John P. Doucette	—	—	130,000/5,000	$1,362,900/$51,550
Angelo Guagliano	—	—	60,000/40,000	$868,200/$578,800
Keith S. Hynes	3,181	$84,487	293,471/10,000	$3,023,366/$103,100
Peter A. Minton	—	—	216,652/10,000	$2,235,526/$103,100

[1]	Represents warrants to purchase 882,281, 75,000, 186,652 and 116,652 common shares held by Messrs. Cooney, Doucette, Hynes and Minton, respectively, and options to purchase 250,000, 60,000, 100,000, 116,819 and 110,000 common shares granted under the Incentive Plan, held by Messrs. Cooney, Doucette, Guagliano, Hynes and Minton, respectively.

Other Compensation – Deferred Compensation Plans

We maintain three defined contribution plans for our employees: the Max Re Bermuda Pension Plan for Bermudian employees and employees whose spouses are Bermudian; the Max Re Deferred Compensation Plan for non-Bermudian employees, including, as of January 2005, a 401(k) plan for U.S. citizens; and the Max Re Europe Pension Plan for employees of the operating subsidiaries in Ireland. The Max Re Bermuda Pension Plan, which became effective on January 1, 2000, is a defined contribution plan established to comply with the National Pension Scheme (Occupational Pensions) Act 1998. The Max Re Deferred Compensation Plan, which became effective on July 1, 1999, and the Max Re Europe Pension Plan, which became effective on May 1, 2000, are also defined contribution plans. We made the following contributions to the respective plans in 2005, 2004 and 2003:

Plan	Company Contributions
	2005	2004	2003
Max Re Bermuda Pension Plan	$230,000	$158,000	$87,000
Max Re Deferred Compensation Plan	$313,000	$836,000	$734,000
401(k) Plan	$532,000	—	—
Max Re Europe Pension Plan	$447,000	$171,000	$97,000

Compensation of Directors

Following the 2005 Annual General Meeting, each non-employee director (except as otherwise provided below) received a $30,000 annual retainer, the ARMC Chair received a $7,000 retainer and each other committee chair received a $4,000 retainer. In addition, each non-employee director (except as otherwise provided below) received a $2,000 fee per board of directors or committee meeting attended and an additional $500 per committee meeting chaired.

Effective for meetings after February 10, 2006, following the Annual General Meeting, each non-employee director (except as otherwise provided below) receives a $30,000 annual retainer, the ARMC Chair receives a $10,000 retainer and each other committee chair receives a $5,000 retainer. In addition, each non-employee director (except as otherwise provided below) receives a $2,500 fee per board of directors or committee meeting attended.

Mr. Barber does not receive compensation and Mr. Cheng’s compensation is paid to Capital Z Investments, L.P., which we refer to as Cap Z. All directors are reimbursed for travel and all other expenses incurred in attending meetings of the board of directors or committees thereof, including expenses (not in excess of $10,000 per director) for accompanying family members to one meeting per year.

On the day after the Annual General Meeting each non-employee director, with the exception of Mr. Barber, is granted 2,000 restricted shares.

The compensation of the directors is reviewed annually and future grants to the non-employee directors will be made upon the recommendation of the Nominating and Corporate Governance Committee, subject to such conditions or restrictions, if any, that they or the Compensation Committee may determine.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Robert J. Cooney

We previously entered into an employment agreement with Robert J. Cooney with an initial term expiring on August 1, 2004. Effective August 1, 2004, we entered into an amended and restated employment agreement under which Mr. Cooney agreed to continue to serve as Chief Executive Officer and President and Chairman of the board of directors for an initial term of five (5) years, and for one year terms thereafter, subject to 90 days advance written notice by either party of a decision not to renew the employment agreement. Pursuant to the terms of the employment agreement, Mr. Cooney is entitled to receive an initial annual base salary of $675,000 (subject to increase at our discretion) and an annual performance-based target bonus of 100% of his base salary. This bonus may in actuality range from 0% to 250% of his base salary, depending on the achievement of annual performance criteria. Mr. Cooney is also entitled to certain employee benefits and perquisites, including a housing allowance currently totaling $120,000 annually, as well as a travel allowance, club dues, financial planning and tax preparation costs that collectively totaled $40,000 in 2005.

Pursuant to the terms of Mr. Cooney’s employment agreement, Mr. Cooney received a grant of 100,000 restricted common shares on July 31, 2004, which vest ratably over three years provided that annual performance thresholds are met during each of the ensuing three years. In the event Mr. Cooney’s employment is terminated by us without Cause, by Mr. Cooney for Good Reason, on or following a Change in Control or in the event of Mr. Cooney’s retirement at the end of the initial term (each as defined in the employment agreement), all of the unvested restricted shares granted under the employment agreement, as well as any future equity awards granted to Mr. Cooney, shall become immediately vested in full upon such termination. In the event Mr. Cooney dies or his employment is terminated by us for Disability (as defined in the employment agreement) at any time during the term, all unvested restricted shares granted under the employment agreement shall become immediately vested upon such termination.

In the event Mr. Cooney’s employment is terminated by us without Cause, by Mr. Cooney for Good Reason or if we elect not to extend the term of the employment agreement, Mr. Cooney will be entitled to a cash severance payment equal to a pro-rata amount, calculated on a daily basis, between $675,000 and $1,850,000 with $1,850,000 corresponding to a termination on August 1, 2004 and $675,000 corresponding to a termination on August 1, 2009. If the term of the employment agreement is renewed at the end of the initial term, and Mr. Cooney’s employment is terminated for the above reasons thereafter, the severance payment shall be $675,000 for any such termination following August 1, 2009. Notwithstanding the foregoing, if Mr. Cooney’s employment is terminated by us without Cause, by Mr. Cooney for Good Reason or if we elect not to renew the term following a Change in Control, in lieu of the severance payment, Mr. Cooney will be entitled to receive a lump-sum payment equal to three times his then current base salary and last paid bonus. In addition, in the event such payments are subject to golden parachute excise taxes under Section 4999 of the U.S. Internal Revenue Code of 1986, as amended, Mr. Cooney will receive a tax gross-up payment for the full amount of such excise tax. Mr. Cooney’s employment agreement also contains provisions relating to confidentiality, non-solicitation and non-disparagement.

Other Members of Management

In December 1999, we entered into a four-year employment agreement with Keith S. Hynes. Mr. Hynes serves as Executive Vice President and Chief Financial Officer. In April 2000, we entered into a three-year employment agreement with Mr. Peter A. Minton, pursuant to which Mr. Minton initially served as Senior Vice President and Chief Risk Officer. Since February 2001, Mr. Minton has held the position of Executive Vice President and Chief Risk Officer. Each of the foregoing employment agreements automatically renews for successive one-year terms unless either party to the agreement provides written notice not to renew at least 90 days prior to the expiration of the term or renewal term. In addition, each of the employment agreements contains provisions relating to confidentiality, non-solicitation and non-disparagement.

These employment agreements provide for severance payments consisting of a continued payment of salary for 24 months following a termination of employment for Good Reason by the employee or without Cause by the Company; provided, however, that in the event of a termination for such reasons following a Change in Control, each executive will receive two times his base salary and his last bonus paid.

Max Re entered into letter agreements with each of Messrs. Doucette and Guagliano upon the commencement of their employment in January 2000 and November 2002, respectively. Although the letter agreements outline certain basic employment terms, including provisions for severance payments consisting of a continued payment of salary for 24 months and other perquisites detailed in the compensation table herein, their compensation packages are reviewed and subject to adjustment on an annual basis.

Each of Messrs. Doucette, Guagliano, Hynes, and Minton are paid annual salaries with annual performance-based target bonuses of 75% of their respective base salaries. Such bonuses may in actuality range from 0% to 200% depending on the achievement of performance targets established by the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Cheng, King, Skala and Torsiello, each of whom the board of directors has determined is independent in accordance with Nasdaq National Market listing standards. No member of the Compensation Committee of 2005 is or was formerly an officer or employee of the Company or any of its subsidiaries. During 2005, no executive officer of the Company served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2006 with respect to the beneficial ownership, as defined in Rule 13(d) under the Exchange Act, of our common shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by (i) each person known by us to beneficially own, as defined in Rule 13d-3 under the Exchange Act, 5% or more of the outstanding our common shares; (ii) each director; (iii) each Named Executive Officer; and (iv) all Named Executive Officers, directors and nominee directors as a group. As of March 31, 2006, there were 59,372,778 common shares issued and outstanding. For purposes of the following table and the footnotes thereto, the term “currently exercisable” means exercisable as of March 31, 2006 or within 60 days following such date.

	Beneficial Ownership as of March 31, 2006		Percent of Class (2)
Name and Address of Beneficial Owner (1)	Number of Common Shares
Capital Z Investments, L.P. 54 Thompson Street New York, NY 10012 USA	5,539,058	(3)	9.0%

FRM Corp. (“FRM”) 82 Devonshire Street Boston, MA 02109 USA	2,963,859	(4)	5.0%

Louis Moore Bacon Moore Holdings, LLC (“Moore Holdings”) 1251 Avenue of the Americas, 53rd Floor New York, NY 10020 USA	11,078,119	(5)	17.4%

Entities affiliated with Moore Capital Management, LLC (other than Moore Holdings, LLC) 1251 Avenue of the Americas, 53rd Floor New York, NY 10020 USA	2,333,334	(6)	3.9%

T. Rowe Price Associates, Inc. (“Price Associates”) 100 East Pratt Street Baltimore, MD 21202 USA	3,184,600	(7)	5.4%

Western General Insurance Ltd. (“Western General”) Swan Building, 2nd Floor 26 Victoria Street Hamilton HM 11 Bermuda	4,428,894	(8)	7.4%

Robert J. Cooney	1,915,560	(9)	3.2%
John P. Doucette	207,294	(10)	*
Angelo Guagliano	127,500	(11)	*
Keith S. Hynes	592,652	(12)	1.0%
Peter A. Minton	328,985	(13)	*
Zack H. Bacon, III	200,000	(14)	*
John R. Barber	0		0%
W. Marston Becker	15,667	(15)	*
.Laurence W. Cheng	4,256	(3)	*

	Beneficial Ownership as of March 31, 2006		Percent of Class (2)
Name and Address of Beneficial Owner (1)	Number of Common Shares
William H. Heyman	22,533	(16)	*
Willis T. King, Jr.	57,333	(17)	*
Steven M. Skala	43,999	(18)	*
Mario P. Torsiello	57,333	(19)	*
James L. Zech	42,333	(20)	*

All directors, nominees and named executive officers, as a group (15 persons)	3,607,425	(21)	5.9%

*	Less than 1%

1.	Unless otherwise stated, the address for each beneficial owner is c/o Max Re Capital Ltd., Max Re House, 2 Front Street, Hamilton HM 11, Bermuda.

2.	Computed on the basis of 59,372,778 shares outstanding as of March 31, 2006, plus the number of options exercisable within 60 days thereafter. Our bye-laws reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise, as described in our bye-laws, 9.5% or more of the common shares to less than 9.5% of the total voting power of our capital stock unless otherwise waived at the discretion of the board of directors. As a result of the application of our bye-laws, the combined voting power of each of Cap Z and Moore Holdings, together with its affiliates, Moore Global Investments, Ltd. and Remington Investment Strategies, L.P., which we refer to collectively as the Moore Group, respectively, is now limited to less than 9.5%, which results in the increase of the voting power of other shareholders. Pursuant to our bye-laws, the voting power of other shareholders, in aggregate, is increased by the same number of votes held by the Moore Group and Cap Z that are subject to the voting limitation. Such increase applies to each of the other shareholders in proportion to its voting power as determined on any applicable record date, provided that such increase will be limited to the extent necessary to avoid causing any shareholder to have 9.5% or more voting power. Our bye-laws also limit to less than 9.5% the percentage of our common shares that may be owned by any person, unless otherwise waived by the board of directors. The board of directors has waived this ownership limitation with respect to Cap Z and the Moore Group.

3.	Includes warrants to acquire 2,205,725 common shares. Capital Z Investment Management, L.P., a Bermuda limited partnership, is the general partner of Cap Z and exercises voting and investment power with respect to Cap Z’s portfolio assets. As the general partner of Capital Z Investment Management, L.P., Capital Z Investment Management, Ltd., a Bermuda limited liability company, exercises voting and investment power with respect to Cap Z’s portfolio assets at the direction of the investment committee of Capital Z Investment Management, Ltd. Mr. Cheng is a member of the investment committee of Capital Z Investment Management, L.P. Mr. Cheng, a director of our company and an officer and director of the ultimate general partner of Cap Z and the management company of Cap Z, has a beneficial interest in 4,256 common shares owned by Cap Z through his investment in Capital Z Management, L.P. Also does not include 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

4.	FRM’s beneficial ownership of common shares is based solely on a Form 13G filed by FRM on February 14, 2006. FRM’s percentage ownership based on common shares outstanding at March 31, 2006 was 4.992%.

5.

Includes warrants to acquire 4,411,452 common shares beneficially owned by Moore Holdings. Does not include 1,666,667 common shares beneficially owned by Moore Global Investments, Ltd., which we refer to as MGI, or 666,667 common shares beneficially owned by Remington Investment Strategies, L.P., which we refer to as Remington. Does not include 235,333 common shares owned by family members of Mr. Louis Bacon including 200,000 common shares owned by Mr. Zack Bacon, his brother. Mr. Louis Bacon, as the controlling member of Moore Holdings, may be deemed to beneficially own the common shares and warrants to acquire common shares beneficially owned by Moore Holdings.

6.	Consists of 1,666,667 common shares held of record or beneficially by MGI and 666,667 common shares held of record or beneficially by Remington. Moore Capital exercises voting and investment power with respect to portfolio assets held for the account of MGI. Moore Capital Advisors, L.L.C. is the sole general partner of Remington. Mr. Louis Bacon is the majority shareholder of Moore Capital and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Bacon may be deemed to be the beneficial owner of the aggregate shares held of record or beneficially by MGI and Remington. Does not include 6,666,667 common shares or warrants to acquire 4,411,452 common shares beneficially owned by Moore Holdings as described in footnote 5.

7.	Price Associates’ beneficial ownership of our common shares is based solely on a Form 13G filed by Price Associates on February 14, 2006. Price Associates’ common shares are owned by various individual and institutional investors through T. Rowe Price Mutual Funds, for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the common shares. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of these common shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such common shares.

8.	Includes 3,756,270 common shares owned by Western General and warrants that are currently exercisable to acquire 672,624 common shares.

9.	Includes (i) warrants that are currently exercisable to acquire 882,281 common shares; (ii) 200,279 common shares owned by Yenooc Ltd. as to which Mr. Cooney, as sole director, claims beneficial ownership; and (iii) 250,000 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include 295,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

10.	Includes (i) warrants that are currently exercisable to acquire 75,000 common shares; and (ii) 60,000 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include 60,800 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

11.	Includes 75,980 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 20,000 common shares issuable upon the exercise of options issued under the Incentive Plan that are not currently exercisable; or (ii) 70,800 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

12.	Includes (i) warrants that are currently exercisable to acquire 186,652 common shares; and (ii) 116,819 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include 65,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

13.	Includes (i) warrants that are currently exercisable to acquire 116,652 common shares; and (ii) 110,000 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include 153,950 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

14.	200,000 common shares beneficially owned by Mr. Zack Bacon have been pledged to HSBC Bank USA pursuant to that certain Pledge and Hypothecation Agreement dated March 12, 2002. Mr. Bacon disclaims any beneficial interest in the common shares beneficially owned by Mr. Louis Bacon, Moore Holdings and entities affiliated with Moore Capital. Does not include 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

15.	Includes 7,000 common shares owned by Mr. Becker and 2,000 common shares owned by the Becker Family Limited Partnership, of which Mr. Becker is a controlling partner. Includes 6,667 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 3,333 common shares issuable upon the exercise of options under the Incentive Plan that are not currently exercisable and (ii) 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

16.	Includes 13,333 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 667 common shares issuable upon the exercise of options under the Incentive Plan that are not currently exercisable and (ii) 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions. Does not include 1,058,833 common shares beneficially owned by a subsidiary of The St. Paul Travelers Companies, as to which Mr. Heyman, as an affiliate thereof, disclaims any beneficial interest.

17.	Includes 17,333 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 667 common shares issuable upon the exercise of options under the Incentive Plan that are not currently exercisable and (ii) 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting restrictions.

18.	Includes 26,666 common shares beneficially owned by Stockmoor Pty. Ltd., as to which Mr. Skala has a beneficial interest as the sole director thereof and as a beneficiary of a trust, the trustee of which is a shareholder in the ultimate holding company of Stockmoor Pty. Ltd. Includes 17,333 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 667 common shares issuable upon the exercise of options under the Incentive Plan that are not currently exercisable and (ii) 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

19.	Includes 17,333 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 667 common shares issuable upon the exercise of options under the Incentive Plan that are not currently exercisable and (ii) 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

20.	Includes 17,333 common shares issuable upon the exercise of options issued under the Incentive Plan that are currently exercisable. Does not include (i) 667 common shares issuable upon the exercise of options under the Incentive Plan that are not currently exercisable and (ii) 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions. Also does not include (A) 1,010,000 common shares owned by High Ridge Capital Partners II, L.P., to which Mr. Zech, as a partner thereof, disclaims any beneficial interest and (B) 624,550 common shares owned by funds managed by Northaven Management, Inc.

21.	Includes (i) warrants that are currently exercisable to acquire 1,260,585 common shares and (ii) options to acquire 702,131 common shares that are currently exercisable. Does not include (A) options to acquire 26,668 common shares that are not currently exercisable and (B) 661,550 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about our common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans, including the Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,915,279	(1)	$15.45	3,763,615	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,915,279	(1)	$15.45	3,763,615	(2)

(1)	Includes 2,066,869 common shares issuable upon the exercise of options that were outstanding under the Incentive Plan as of December 31, 2005. The Incentive Plan was approved by the shareholders of Max Re Capital at the Annual General Meeting of Shareholders in 2000 and an amendment to the Incentive Plan was approved by shareholders at the Annual General Meeting of Shareholders in 2002 and in 2005. Also includes 1,848,410 common shares issuable upon the exercise of warrants granted in 1999, 2000 and 2001 to the Named Executive Officers and certain other employees pursuant to their respective employment agreements. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.

(2)	Represents the difference between the number of securities issuable under the Incentive Plan (8,000,000) and the number of securities issued under the Incentive Plan as of December 31, 2005 (4,236,385), which consist of options to acquire 2,066,869 common shares (net of exercises of 223,733 and forfeitures of 19,000) as well as 1,926,783 restricted common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are transactions we have entered into with parties that are related to us. We believe that each of the transactions described below was on terms no less favorable to us than we could have obtained from unrelated parties.

Transactions and Relationships with Strategic Investors and Underwriters

Alstra, an affiliate of Mr. Bacon, has served as fund of funds advisor for Max Re Diversified since April 1, 2004. Prior to October 1, 2005, Alstra was a subsidiary of Moore Capital, an affiliate of one of our significant shareholders. As of October 1, 2005, the senior management team of Alstra became the majority shareholders of Alstra. Mr. Bacon is a member of the Finance and Investment Committee of our board of directors, which is responsible for, among other things, making recommendations to the board of directors regarding the selection of investment managers and custodians for our investable assets. Mr. Bacon may have interests that are different from, or in addition to, our interests.

For the year ended December 31, 2005, Alstra received $7.9 million in fees as the fund of funds advisor for Max Re Diversified. Max Re Diversified pays Alstra a fee of 70 basis points plus 7.5% of the return in excess of a 10% threshold on the net asset value of funds in which Max Re Diversified is invested. Max Re Diversified has approximately $36.2 million invested in funds managed directly by Moore Capital or its affiliates and approximately $1,157.3 million invested in other funds as of December 31, 2005. Moore Capital received aggregate management and incentive fees of $3.9 million in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital or its affiliates for the year ended December 31, 2005.

Mr. Laurence W. Cheng, a director of our company, is an officer and director of the ultimate general partner of Cap Z, one of our principal shareholders.

Mr. William H. Heyman, a director of our company, currently serves as Vice Chairman and Chief Investment Officer of The St. Paul Travelers Companies, a subsidiary of which is one of our shareholders.

Mr. James L. Zech, a director of our company, currently serves as a principal of High Ridge, an affiliate of High Ridge Capital Partners II, L.P., one of our shareholders, and is an employee of Northaven Management Inc. and a member of Northaven Associates, LLC, the manager and general partner, respectively, of four of our shareholders.

Citibank, N.A. participates in our syndicated $450 million credit facility. Citibank, N.A. has committed $75 million to the facility. Citibank, N.A. also acted as an underwriter for Max Re Capital’s public offering of common shares in October and November 2005 for which it received $4.4 million in fees. Mr. John R. Barber, a director of our company, serves as Managing Partner of Citigroup Private Equity, a division of Citigroup Investments Inc., an affiliate of Citibank, N.A.

Transactions with Bayerische Hypo- und Vereinsbank AG and Grand Central Re

In May 2001, in connection with the formation and capitalization of Grand Central Re, Bayerische Hypo-und Vereinsbank AG, which we refer to as HVB, made a $15 million investment in our common shares and in January 2002, entered into a $100 million letter of credit facility with us. Effective January 2004, the capacity under this letter of credit facility was reduced to $50 million.

Mr. Cooney, a director of our company, is a member of the board of directors of Grand Central Re. For services under Max Re Managers insurance management agreement with Grand Central Re, Max Re Managers received fees of $4.6 million in the year ended December 31, 2005. Max Re Managers expects to receive fees between $0.4 million and $1.3 million for such services in 2006.

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective as of January 1, 2002, that requires each of Max Re and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a co-insurance basis. Max Re also entered into an aggregate stop loss contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provides aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts. Effective January 1, 2004, the quota share arrangement with Grand Central was amended to suspend new business. In December 2004, Grand Central Re applied to the Bermuda Monetary Authority to change its status from a Class 4 composite insurer to a Class 3 composite insurer and currently has no plans to continue business.

Loans to Management

During 1999 and 2000, Messrs. Cooney, Doucette, Hynes and Minton purchased an aggregate of 443,333 common shares from Max Re Capital. Max Re Capital made loans during 1999 and 2000 to Messrs. Cooney, Doucette, Hynes, and Minton in the amounts of

$4.5 million, $300,000, $1.4 million, and $450,000, respectively, to partially finance such purchases. Such loans bore interest at the Applicable Federal Rate, which is published by the U.S. Internal Revenue Service. As of March 31, 2005, these loans and applicable interest were repaid to Max Re Capital.

Shareholders’ Agreement and Registration Rights

Each of our private placement shareholders is a party to a shareholders’ agreement dated as of December 22, 1999. Under the shareholders’ agreement, among other things, each of Moore Holdings and Cap Z is entitled to require us to register our common shares under the Securities Act of 1933. These investors will be permitted to demand up to three registrations on Form S-1, or similar long-form registrations, and an unlimited number of demand registrations under Forms S-2 or S-3, or similar short-form registrations, provided that we will not be required to effect more than two demand registrations in any 12-month period. In addition, each long-form registration must have an aggregate offering price of at least $50 million, which amount includes the aggregate offering price of common shares included in such registration by any other shareholders. Certain private placement shareholders also have unlimited piggyback rights to include their shares in registration statements covering shares to be offered by Max Re Capital or other shareholders, subject to cutbacks as further described in the shareholders’ agreement. The exercise of demand and piggyback rights are subject to such other limitations and conditions as are customary in registration rights agreements.

Ownership and Voting Limitations

Pursuant to Max Re Capital’s bye-laws, less than 9.5% of the common shares may be owned by any person, which we refer to as the Ownership Limitation, or voted by any U.S. shareholder, which we refer to as the Voting Limitation, unless otherwise waived by our board of directors.

The board of directors has waived the Ownership Limitation with respect to two of its principal shareholders, Cap Z and the Moore Group. Pursuant to the Voting Limitation, however, the voting power of each of Cap Z and the Moore Group is limited to less than 9.5%.

Other

Since May 2005, Mr. William H. Heyman, a director of our company, has served as Vice Chairman and Chief Investment Officer of The St. Paul Travelers Companies; and from May 2002 he served as Executive Vice President and Chief Investment Officer. A portion of our directors and officers’ liability insurance has been underwritten by The St. Paul Travelers Companies since our company’s inception. We paid premiums of approximately $0.4 million for such insurance in 2005. In addition, pursuant to a reinsurance transaction executed in the ordinary course of business with Discover Reinsurance Company, a subsidiary of The St. Paul Travelers Companies, Max Re recorded approximately $5.6 million in premium written in 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate amount of fees billed by KPMG for professional services rendered for the audit of our financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2005 and 2004 were $948,260 and $990,514, respectively. In 2005 and 2004, audit fees also included fees for professional services rendered in connection with the audit of management’s assessment of the effectiveness of internal control over financial reporting and to express an opinion on the effectiveness of our internal control over financial reporting based upon the audit. Such fees do not include amounts paid for reimbursement of expenses.

Audit-Related Fees

The aggregate fees billed by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements (and are not included in the Audit Fees reported above) for the fiscal year ended on December 31, 2005 were $194,573 and for the fiscal year ended December 31, 2004 were $122,408. Audit-related fees included $19,573 (2004:$18,828) in connection with the review of regulatory returns and $175,000 in connection with Max Re Capital’s public offering of common shares in October and November 2005. In addition, audit-related fees included $103,580 in 2004 relating to technical accounting advice.

Tax Fees

The aggregate fees billed by KPMG for professional services rendered for tax compliance and tax advice for the fiscal years ended December 31, 2005 and December 31, 2004, were $111,544 and $50,777, respectively. These fees represent fees for professional services related to the preparation of returns and tax compliance.

All Other Fees

There were no fees billed by KPMG for services rendered to us for the fiscal years ended December 31, 2005 and December 31, 2004 other than for services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

General

The ARMC has considered whether the provision of non-audit services performed by the independent auditors is compatible with maintaining KPMG’s independence and has concluded that services to be performed by KPMG will be limited to audit and tax services.

Pre-Approval of Audit and Non-Audit Services

In 2003, the ARMC adopted a policy concerning the approval of audit and non-audit services to be provided to us by the independent auditor. The policy requires that all services KPMG, our independent auditor, may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the ARMC, except that we may, without such pre-approval, spend an amount on non-audit services of not more than 10% of the total amount of fees paid by us to our auditor during the fiscal year in which the non-audit services are performed. The ARMC approved all audit and non-audit services and tax services provided by KPMG during 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules:

Schedule II – Condensed Financial Information of Registrant

Schedule III – Supplementary Insurance Information

Schedule IV – Supplementary Reinsurance Information

(a)(3) Exhibits

Exhibit	Description

3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Re Capital Ltd. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of Max Re Capital’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of Max Re Capital’s Registration Statement No. 333-62006)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among Max Re Capital Ltd., Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Registration Statement No. 333-62006)

10.2	Employment Agreement, dated as of July 30, 2004, between Robert J. Cooney and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.3	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.5 of Max Re Capital’s Registration Statement No. 333-62006)

10.4	Employment Agreement, dated as of April, 2000, between Peter Minton and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.6 of Max Re Capital’s Registration Statement No. 333-62006)

10.5	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Registration Statement No. 333-62006)

Exhibit	Description

10.6	Amendment to the 2000 Stock Incentive Plan, approved in May 2002. (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.7	Amendment to the 2000 Stock Incentive Plan, approved in April 2005. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Securities Purchase Agreement, dated as of December 22, 1999, among Moore Holdings, LLC, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Registration Statement No. 333-62006)

10.9	Securities Purchase Agreement, dated as of December 22, 1999, among Capital Z Investments, LP, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.9 of Max Re Capital’s Registration Statement No. 333-62006)

10.10	Subscription Agreement, dated as of December 22, 1999, between Western General Insurance, Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.10 of Max Re Capital’s Registration Statement No. 333-62006)

10.11	Credit Agreement, dated as of June 1, 2005, among Max Re Capital Ltd. and Max Re Ltd., as borrowers, various financial institutions, as lenders, and ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents and Bank of America, N.A., as fronting bank and as administrative agent. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2005)

10.12	Letter of Credit Reimbursement Agreement, dated as of January 14, 2002, among Max Re Ltd., as the borrower, various financial institutions, as the lenders, and Bayerische Hypo- und Vereinsbank AG, as fronting bank and as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.13	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Re Ltd. and ING Bank N.V., London Branch. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Current Report on Form 8-K filed on November 29, 2004)

10.14	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of Max Re Capital’s Registration Statement No. 333-62006)

10.15	Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of Max Re Capital’s Registration Statement No. 333-62006)

10.16	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	Exchange Agreement, dated as of June 13, 2003, between Moore Holdings, LLC and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.20 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.18	Exchange Agreement, dated as of June 13, 2003, between Capital Z Investments, L.P. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.21 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit	Description

10.19	Second Amended and Restated Customer Agreement and Trading Authorization, dated as of February 14, 2006, between Max Re Diversified Strategies Ltd. and Alstra Capital Management, LLC. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2005)

14.1	Max Re Capital Ltd. Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 99.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

21.1	Schedule of Group Companies. (incorporated by reference to Exhibit 21.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Re Capital Ltd. (included at page 72).

31.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ ROBERT J. COONEY
Robert J. Cooney
President and Chief Executive Officer

Date: June 7, 2006

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert J. Cooney and Keith S. Hynes, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. COONEY	/s/ KEITH S. HYNES
Robert J. Cooney	Keith S. Hynes
President and Chief Executive Officer and	Executive Vice President and Chief Financial
Director (Principal executive officer)	Officer (Principal financial and accounting officer)

Date: June 7, 2006	Date: June 7, 2006

/s/ N. JAMES TEES	/s/ ZACK H. BACON, III
N. James Tees	Zack H. Bacon, III
Senior Vice President, Treasurer and Secretary	Director

Date: June 7, 2006	Date: June 7, 2006

/s/ JAMES L. ZECH
John R. Barber	James L. Zech
Director	Director

Date:	Date: June 7, 2006

/s/ WILLIAM H. HEYMAN
Laurence W. Cheng	William H. Heyman
Director	Director

Date:	Date: June 7, 2006

/s/ WILLIS T. KING, JR.	/s/ PETER A. Minton
Willis T. King, Jr.	Peter A. Minton
Director	Director

Date: June 7, 2006	Date: June 7, 2006

/s/ STEVEN M. SKALA	/s/ MARIO P. TORSIELLO
Steven M. Skala	Mario P. Torsiello
Director	Director

Date: June 7, 2006	Date: June 7, 2006

/s/ W. MARSTON BECKER
W. Marston Becker
Director

Date: June 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Max Re Capital Ltd. has restated its consolidated financial statements as of December 31, 2005 and 2004, and for each of the three years in the three-year period ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Max Re Capital Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, except as to the second through final paragraphs of Management’s Report on Internal Controls over Financial Reporting (as restated), which are as of June 6, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting at December 31, 2005.

/s/ KPMG

Chartered Accountants

Hamilton, Bermuda

February 15, 2006, except as to the restatement discussed in Note 2 to the consolidated financial statements, which is as of June 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited management’s restated assessment, included in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting (as restated),” that Max Re Capital Ltd. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Max Re Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has identified and included in its restated assessment the following control deficiencies as of December 31, 2005:

•	The Company did not maintain effective controls to bifurcate retroactive and prospective elements of coverage within reinsurance contracts purchased, in accordance with SFAS 113, where the dates of agreement in principle of substantial terms and coverage inception differed.

•	The Company did not maintain effective controls over the appropriate accounting for the specific contractual feature contained within the three complex retrocessional contracts purchased.

These control deficiencies resulted in the restatement of the Company’s financial statements as described in Part A of Item 9A to correct premiums ceded, net premiums written, earned premiums ceded, net earned premiums, losses and benefits and related balance sheet accounts. In connection with management’s reassessment of internal controls over financial reporting, management determined that these control deficiencies constitute a material weakness within the meaning of Auditing Standards No.2 of the Public Company Accounting Oversight Board (PCAOB).

As stated in the second through final paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated) (Part C of Item 9A), management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2005 has been restated to reflect management’s identification of the aforementioned material weakness in internal control over financial reporting.

In our opinion, management’s restated assessment that Max Re Capital Ltd. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Max Re Capital Ltd. did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related restated consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the restated 2005 consolidated financial statements, and this report does not affect our report dated February 15, except as to the restatement discussed in Note 2 to the consolidated financial statements which as of June 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Chartered Accountants

Hamilton, Bermuda

February 15, 2006, except as to the second through final paragraphs of Management’s Report on Internal Control over Financial Reporting (as Restated) (Part C of Item 9), which are as of June 6, 2006.

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004
	(Restated)	(Restated)
Assets
Cash and cash equivalents	$314,031	$239,188
Fixed maturities, available for sale at fair value	2,682,864	2,156,011
Alternative investments, at fair value	1,230,889	1,119,028
Accrued interest income	32,632	24,257
Premiums receivable	398,666	262,714
Losses and benefits recoverable from reinsurers	646,669	508,481
Funds withheld	16,932	17,599
Deferred acquisition costs	69,015	54,770
Prepaid reinsurance premiums	83,493	79,337
Other assets	23,001	26,384

Total assets	$5,498,192	$4,487,769

Liabilities
Property and casualty losses	$2,006,032	$1,455,099
Life and annuity benefits	854,224	666,101
Deposit liabilities	225,328	266,479
Funds withheld from reinsurers	435,942	421,514
Unearned property and casualty premiums	442,976	447,633
Reinsurance balances payable	90,781	50,258
Accounts payable and accrued expenses	94,043	111,659
Bank loan	150,000	150,000

Total liabilities	4,299,326	3,568,743

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 58,829,354 (2004—45,825,880) shares issued and outstanding	58,829	45,826
Additional paid-in capital	926,386	648,446
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(14,574)	(13,294)
Accumulated other comprehensive income	4,981	22,227
Retained earnings	223,709	226,336

Total shareholders’ equity	1,198,866	919,026

Total liabilities and shareholders’ equity	$5,498,192	$4,487,769

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues
Gross premiums written	$1,246,031	$1,043,601	$1,009,779
Reinsurance premiums ceded	(228,041)	(166,419)	(185,262)

Net premiums written	$1,017,990	$877,182	$824,517

Earned premiums	$1,247,584	$1,068,172	$835,449
Earned premiums ceded	(223,152)	(172,121)	(122,515)

Net premiums earned	1,024,432	896,051	712,934
Net investment income	106,835	82,815	60,132
Net gains on alternative investments	39,885	81,648	124,036
Net realized gains (losses) on sale of fixed maturities	(743)	10,447	19,259
Other income	4,635	4,890	10,743

Total revenues	1,175,044	1,075,851	927,104

Losses and expenses
Losses and benefits	1,004,314	740,956	580,388
Acquisition costs	76,224	116,862	149,534
Interest expense	32,025	33,644	28,829
General and administrative expenses	56,153	49,047	39,845

Total losses and expenses	1,168,716	940,509	798,596

Income before minority interest	6,328	135,342	128,508
Minority interest	—	—	(9,950)

Net income	6,328	135,342	118,558
Change in net unrealized appreciation of fixed maturities	(13,364)	(7,140)	(23,491)
Foreign currency translation adjustment	(3,882)	3,577	173

Comprehensive income (loss)	$(10,918)	$131, 779	$95,240

Basic earnings per share	$0.13	$2.96	$2.89

Diluted earnings per share	$0.12	$2.79	$2.79

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Common shares
Balance - beginning of year	$45,826	$45,185	$37,999
Issue of shares	13,338	910	371
Issue of shares on elimination of minority interest	—	—	7,120
Repurchase of shares	(335)	(269)	(305)

Balance - end of year	58,829	45,826	45,185

Additional paid-in capital
Balance - beginning of year	648,446	634,189	526,582
Issue of common shares	297,117	18,266	4,127
Issue of common shares on elimination of minority interest	—	—	106,702
Direct equity offering expenses	(13,134)	—	—
Repurchase of shares	(7,025)	(4,581)	(3,591)
Stock option expense	982	572	369

Balance - end of year	926,386	648,446	634,189

Loans receivable from common share sales
Balance - beginning of year	(10,515)	(11,965)	(12,575)
Loans granted	—	—	—
Loans repaid	10,050	1,450	610

Balance - end of year	(465)	(10,515)	(11,965)

Unearned stock grant compensation
Balance - beginning of year	(13,294)	(4,032)	(2,656)
Stock grants awarded	(11,294)	(15,983)	(3,740)
Amortization	10,014	6,721	2,364

Balance - end of year	(14,574)	(13,294)	(4,032)

Accumulated other comprehensive income
Balance - beginning of year	22,227	25,790	49,108
Holding gains (losses) on fixed maturities arising in year	(14,107)	3,307	(13,433)
Net realized (gains) losses included in net income	743	(10,447)	(19,259)
Currency translation adjustments	(3,882)	3,577	173
Allocation to minority interest	—	—	6,504
Holding gains transferred on elimination of minority interest	—	—	2,697

Balance - end of year	4,981	22,227	25,790

Retained earnings (deficit)
Balance - beginning of year	226,336	96,481	(18,289)
Net income	6,328	135,342	118,558
Dividends paid	(8,955)	(5,487)	(3,788)

Balance - end of year	223,709	226,336	96,481

Total shareholders’ equity	$1,198,866	$919,026	$785,648

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Operating activities
Net income	$6,328	$135,342	$118,558
Adjustments to reconcile net income to net cash from operating activities:
Minority interest share of net income	—	—	9,950
Amortization of unearned stock based compensation	10,996	7,293	2,733
Amortization of premium on fixed maturities	9,293	9,186	5,986
Net realized (gains) losses on sale of fixed maturities	743	(10,447)	(19,259)
Alternative investments	(112,352)	(288,132)	(178,560)
Accrued interest income	(8,375)	(9,649)	(2,304)
Premiums receivable	(135,952)	126,679	(199,179)
Losses and benefits recoverable from reinsurers	(138,188)	(105,217)	(104,905)
Funds withheld	667	(17,543)	55,220
Deferred acquisition costs	(14,245)	32,346	(8,402)
Prepaid reinsurance premiums	(4,156)	5,883	(62,396)
Other assets	3,383	(356)	(1,739)
Property and casualty losses	550,933	463,412	374,283
Life and annuity benefits	188,123	186,002	75,091
Funds withheld from reinsurers	14,428	60,601	97,064
Unearned property and casualty premiums	(4,657)	(23,992)	174,916
Reinsurance balances payable	40,523	(24,435)	32,429
Accounts payable and accrued expenses	(17,616)	50,685	27,757

Cash from operating activities	389,876	597,658	397,243

Investing activities
Purchases of fixed maturities	(1,789,339)	(1,683,884)	(1,210,559)
Sales of fixed maturities	1,181,516	1,100,398	785,383
Redemptions of fixed maturities	58,061	26,489	83,407

Cash used in investing activities	(549,762)	(556,997)	(341,769)

Financing activities
Net proceeds from issuance of common shares	286,027	3,193	758
Repurchase of common shares	(7,360)	(4,850)	(3,896)
Proceeds from bank loan	—	—	50,000
Dividends	(8,955)	(5,487)	(3,788)
Distributions to / conversions of minority shareholders	—	—	(285)
Additions to deposit liabilities	21,287	55,253	55,448
Payments of deposit liabilities	(62,438)	(56,124)	(45,082)
Notes and loans repaid	10,050	1,450	610

Cash from (used in) financing activities	238,611	(6,565)	53,765

Effect of exchange rate on cash	(3,882)	3,577	173
Net increase in cash and cash equivalents	74,843	37,673	109,412
Cash and cash equivalents, beginning of year	239,188	201,515	92,103

Cash and cash equivalents, end of year	$314,031	$239,188	$201,515

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,269	$4,281	$3,370

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

2. Restatement of Financial Statements

On March 24, 2006, subsequent to the filing on February 15, 2006 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company announced that the Audit and Risk Management Committee (“ARMC”) had initiated a review of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was to consider whether these contracts were properly accounted for by the Company, principally with respect to whether they contain sufficient risk transfer to meet the requirements of Financial Accounting Standard No. 113 (“FAS 113’) to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC.

The internal review supported the Company’s original determination that the three contracts in question do contain sufficient risk transfer to meet the requirements of FAS 113 to be accounted for as reinsurance. However, the review caused the Company to re-evaluate other accounting aspects relating to these three contracts. This re-evaluation led the Company to conclude that a restatement of its financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is warranted.

The effect of the restatement is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 is a decrease of $17.2 million. The nature of the restatements relate to:

1)	Bifurcation of retrocessional contracts. During the course of the review, the Company concluded that each of the retrocessional coverages was finalized subsequent to its inception date. In accordance with FAS 113, these contracts should have been bifurcated into retroactive and prospective components because they were completed after their respective inception dates. The Company had accounted for each contract entirely on a prospective basis and a benefit had been recorded in the consolidated statements of income equal to the losses ceded. In accordance with retroactive reinsurance accounting, losses ceded under each contract in excess of the ceded premiums for the retroactive portion of the contract should be recorded as deferred gain rather than as a benefit in income in the applicable periods. The deferred gain is subsequently amortized into income over the settlement period of the losses ceded to each contract.

The aggregate net income effect is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million, with corresponding adjustments to deferred gains, shown as part of accounts payable and accrued expenses in the balance sheet.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

2)	Additional contractual feature. Each of the three finite property and casualty retrocessional contracts includes a contractual feature that, as originally accounted for, reduced both the cost (premiums ceded) of the contract and the amount of protection (losses recoverable) being purchased by the same amount.

The Company determined that this contractual feature should be accounted for on a gross basis with both the premiums ceded and losses recoverable increased by the same amount. The amended treatment has no impact to net income but increases premium ceded and decreases losses incurred in the consolidated statements of income in the periods where premium is expensed on the retrocessional contracts. In addition, the losses recoverable and funds withheld from reinsurers balances on the Company’s consolidated balance sheets were restated in 2001 and each subsequent year.

The following tables show the originally reported, restatement adjustment and restated amounts for those accounts in the Consolidated Balance Sheet and the Consolidated Statements of Income and Comprehensive Income affected by the restatement. In addition there were changes to the Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes 4,5,7,12,14,15,17, and 18 to the Consolidated Financial Statements as a result of the restatement adjustments.

Year ended December 31, 2005	Originally reported	Restatement adjustment	Restated
Reinsurance premiums ceded	$(213,068)	$(14,973)	$(228,041)
Net premiums written	1,032,963	(14,973)	1,017,990
Earned premiums ceded	(208,179)	(14,973)	(223,152)
Net earned premiums	1,039,405	(14,973)	1,024,432
Total revenues	1,190,017	(14,973)	1,175,044
Losses and benefits	1,018,937	(14,623)	1,004,314
Total Losses and expenses	1,183,339	(14,623)	1,168,716
Net income	6,678	(350)	6,328
Comprehensive income (loss)	(10,568)	(350)	(10,918)
Basic earnings per share	0.14	(0.01)	0.13
Diluted earnings per share	0.13	(0.01)	0.12

Losses and benefits recoverable from reinsurers	522,114	124,555	646,669
Funds withheld from reinsurers	311,387	124,555	435,942
Accounts payable and accrued expenses	75,728	18,315	94,043
Additional paid-in capital	929,969	(3,583)	926,386
Retained earnings	238,441	(14,732)	223,709
Total shareholders’ equity	1,217,181	(18,315)	1,198,866

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Year ended December 31, 2004	Originally reported	Restatement adjustment	Restated
Reinsurance premiums ceded	$(162,573)	$(3,846)	$(166,419)
Net premiums written	881,028	(3,846)	877,182
Earned premiums ceded	(150,398)	(21,723)	(172,121)
Net earned premiums	917,774	(21,723)	896,051
Total revenues	1,097,574	(21,723)	1,075,851
Losses and benefits	764,296	(23,340)	740,956
Total Losses and expenses	963,849	(23,340)	940,509
Net income	133,725	1,617	135,342
Comprehensive income (loss)	130,162	1,617	131,779
Basic earnings per share	2.93	0.03	2.96
Diluted earnings per share	2.75	0.04	2.79
Losses and benefits recoverable from reinsurers	388,067	120,414	508,481
Funds withheld from reinsurers	301,100	120,414	421,514
Accounts payable and accrued expenses	93,694	17,964	111,658
Additional paid-in capital	652,029	(3,583)	648,446
Retained earnings	240,718	(14,382)	226,336
Total shareholders’ equity	936,991	(17,965)	919,026

Year ended December 31, 2003	Originally reported	Restatement adjustment	Restated
Reinsurance premiums ceded	$(154,574)	$(30,688)	$(185,262)
Net premiums written	855,205	(30,688)	824,517
Earned premiums ceded	(108,245)	(14,270)	(122,515)
Net earned premiums	727,204	(14,270)	712,934
Total revenues	941,374	(14,270)	927,104
Losses and benefits	592,274	(11,886)	580,388
Total Losses and expenses	810,482	(11,886)	798,596
Income before minority interest	130,892	(2,384)	128,508
Minority interest in net income	(10,325)	375	(9,950)
Net income	120,567	(2,009)	118,558
Comprehensive income (loss)	97,249	(2,009)	95,240
Basic earnings per share	2.91	(0.02)	2.89
Diluted earnings per share	2.84	(0.05)	2.79
Losses and benefits recoverable from reinsurers	273,711	129,553	403,264
Prepaid reinsurance premiums	67,343	17,877	85,220
Funds withheld from reinsurers	213,483	147,430	360,913
Accounts payable and accrued expenses	41,392	19,582	60,974
Additional paid-in capital	637,772	(3,583)	634,189
Retained earnings	112,480	(15,999)	96,481
Total shareholders’ equity	805,230	(19,582)	785,648

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Reconciliation of minority interest and shareholders’ equity at December 31, 2002	Shareholders’ equity	Minority interest	Total shareholders’ equity and minority interest
At December 31, 2001 as originally reported	$584,070	$115,593	$699,663
Restatement effect in 2001	(13,990)	(3,208)	(17,198)

At December 31, 2001 as restated	$570,080	$112,385	$682,465

At December 31, 2002 as originally reported	$594,159	$116,565	$710,724
Restatement effect in 2001	(13,990)	(3,208)	(17,198)
Restatement effect in 2002	—	—	—

At December 31, 2002 as restated	$580,169	$113,357	$693,526

3. Significant accounting policies

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Prior to October 1, 2005, the Manager was a subsidiary of Moore Capital Management, LLC (“MCM”) and an affiliate of certain of the Company’s shareholders. As of October 1, 2005, the senior management team of the Manager became the majority shareholder of the Manager. The funds are primarily engaged in global macro, long/short equity, fixed income arbitrage, convertible arbitrage, diversified arbitrage, distressed investing, event driven arbitrage, commodity trading, emerging market and opportunistic investment strategies. Certain funds in the portfolio are managed by MCM. For the year ended December 31, 2005, the Company paid MCM $3,909 (2004—$3,241; 2003—$5,489) for investment management services. In addition, as the fund of funds advisor of Max Re Diversified, the Manager earned $7,916 for the year ended December 31, 2005 (2004—$6,391; 2003—$8,102).

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

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Prepaid reinsurance premiums	$—	$6,750	$35,473
Losses recoverable from reinsurers	237,422	234,049	186,964
Funds withheld from reinsurers	229,046	258,220	191,596
Deposit liabilities	36,396	43,465	49,515
Reinsurance balances payable	30,367	9,186	30,447
Reinsurance premiums ceded	31,132	19,292	102,562
Earned premiums ceded	37,882	48,014	87,090
Losses and benefits	41,076	59,815	91,190
Interest expense	7,351	8,128	6,180

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

5. Property and casualty losses and loss adjustment expenses (Restated)

The summary of changes in outstanding property and casualty losses at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Gross balance at January 1	$1,455,099	$991,687	$778,069
Less: Reinsurance recoverables and deferred charges	(450,864)	(339,377)	(307,177)

Net balance at January 1	1,004,235	652,310	470,892

Reclassification to deposit liability	—	—	(117,136	)(1)

Incurred losses related to:
Current year	588,876	513,102	440,492
Prior year	104,226	(10,394)	24,957

Total incurred	693,102	502,708	465,449

Paid losses related to:
Current year	(65,596)	(64,274)	(55,992)
Prior year	(197,115)	(87,090)	(106,076)

Total paid	(262,711)	(151,364)	(162,068)
Retroactive reinsurance recoveries	(9,690)	(1,316)	(5,065)
Foreign currency revaluation	(5,396)	1,897	238
Net balance at December 31	1,419,540	1,004,235	652,310
Plus: Reinsurance recoverables and deferred charges	586,492	450,864	339,377

Gross balance at December 31	$2,006,032	$1,455,099	$991,687

(1)	The reclassification to deposit liability relates to an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the net reserve for property and casualty losses by $117,136.

Prior year incurred losses of $104,226 for the year ended December 31, 2005 are comprised of three components: losses arising from changes in premium estimates of $386, amortization of deferred charges on retroactive contracts of $4,758 and an increase in losses arising from re-estimation of liabilities of $99,082. Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The net adverse loss development of $99,082 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment. The net adverse development primarily relates to two contracts where reserves have been strengthened based on changes in the underlying clients’ loss history and predominantly relates to workers’ compensation and whole account coverages. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses, the net effect of the development on income was a charge of $3,026.

Prior year incurred losses of ($10,394) for the year ended December 31, 2004 are comprised of three components: losses arising from changes in premium estimates of ($5,643) and a reduction in losses arising from re-estimation of liabilities of ($4,751). Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

net favorable loss development of $4,751 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment and results from the final settlement of contractual obligations through commutations at amounts lower than reserved.

Prior year incurred losses of $24,957 for the year ended December 31, 2003 are comprised of two components: losses arising from changes in premium estimates of $21,533, amortization of deferred charges on retroactive contracts of $7,398 and a reduction in losses arising from re-estimation of liabilities of ($3,974). The favorable loss development of $3,974 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment and the final settlement of contractual obligations through commutations, at amounts lower than reserved.

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

6. Life and annuity benefits

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

7. Reinsurance (Restated)

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses, benefits and loss adjustment expenses from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits are net of losses and benefits recoverable of $198,469 in 2005 (2004—$149,460; 2003—$114,225) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. All of

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

the Company’s recoverables are with reinsurers rated “A- (excellent)” or higher by A.M. Best Company at December 31, 2005 with the exception of Grand Central Re which is rated “NR4” by A.M. Best Company. The Company retains funds from Grand Central Re amounting to approximately 89.2% of the loss recoverable obligation.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2005, 2004 and 2003 was as follows:

Property and casualty	Premiums written			Premiums earned
	2005	2004	2003	2005	2004	2003
Direct	$355,296	$248,068	$163,213	$301,213	$217,543	$66,083
Assumed	615,720	583,234	738,316	671,356	638,330	661,116
Ceded	(226,572)	(165,712)	(163,612)	(221,683)	(171,414)	(100,865)

Net	$744,444	$665,590	$737,917	$750,886	$684,459	$626,334

Life and annuity	Premiums written			Premiums earned
	2005	2004	2003	2005	2004	2003
Assumed	$275,015	$212,299	$108,250	$275,015	$212,299	$108,250
Ceded	(1,469)	(707)	(21,650)	(1,469)	(707)	(21,650)

Net	$273,546	$211,592	$86,600	$273,546	$211,592	$86,600

Total	$1,017,990	$877,182	$824,517	$1,024,432	$896,051	$712,934

8. Bank loan

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

10. Loans receivable from common share sales

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

11. Shareholders’ equity

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

12. Stock incentive plan

In June 2000, the shareholders of the Company approved the adoption of a Stock Incentive Plan (the “Plan”) under which it may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, share awards or other awards. In May 2002 and April 2005, the shareholders of the Company approved the adoption of amendments to the Plan, increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”).

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123— Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under the prospective adoption method, compensation expense is recognized over the relevant service period based on the fair value of stock options granted after January 1, 2003.

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

If the Company were to recognize compensation expense over the relevant service period under the fair value method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net income, as reported	$6,328	$135,342	$118,558
Add: Stock-based employee compensation expense included in reported net income	982	572	342
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,204)	(2,847)	(2,531)

Pro forma net income	$5,106	$133,067	$116,369

Earnings per share, as reported
Basic	$0.13	$2.96	$2.89
Diluted	$0.12	$2.79	$2.79
Earnings per share, pro forma
Basic	$0.10	$2.91	$2.84
Diluted	$0.10	$2.74	$2.74

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

14. Statutory requirements and dividend restrictions (Restated)

Under the Bermuda Insurance Act, 1978 and related regulations, Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2005 was approximately $370,000 and actual statutory capital and surplus was approximately $1,065,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs.

Max Re is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2005, the Company met the minimum liquidity ratio requirement.

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

15. Earnings per share (Restated)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Basic earnings per share:
Net income	$6,328	$135,342	$118,558
Weighted average common shares outstanding	48,685,954	45,703,410	41,094,393

Basic earnings per share	$0.13	$2.96	$2.89

Diluted earnings per share:
Net income	$6,328	$135,342	$118,558
Add back minority interest share of income	—	—	9,950

Adjusted net income	$6,328	$135,342	$128,508

Weighted average ordinary shares outstanding - basic	48,685,954	45,703,410	41,094,393
Weighted average non-voting shares outstanding	—	—	4,135,064
Conversion of warrants	3,146,532	2,308,438	601,436
Conversion of options	723,529	556,921	164,722

Weighted average ordinary shares outstanding - diluted	52,556,015	48,568,769	45,995,615

Diluted earnings per share	$0.12	$2.79	$2.79

16. Commitments and contingencies

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

17. Segment information (Restated)

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

A summary of operations by segment for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2005	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$615,720	$355,296	$971,016	$275,015	$—	$1,246,031
Reinsurance premiums ceded	(80,834)	(145,738)	(226,572)	(1,469)	—	(228,041)

Net premiums written	$534,886	$209,558	$744,444	$273,546	$—	$1,017,990

Earned premiums	$671,356	$301,213	$972,569	$275,015	$—	$1,247,584
Earned premiums ceded	(93,354)	(128,329)	(221,683)	(1,469)	—	(223,152)

Net premiums earned	578,002	172,884	750,886	273,546	—	1,024,432
Net investment income	—	—	—	—	106,835	106,835
Net gains on alternative investments	—	—	—	—	39,885	39,885
Net realized gains on sale of fixed maturities	—	—	—	—	(743)	(743)
Other income	—	—	—	—	4,635	4,635

Total revenues	578,002	172,884	750,886	273,546	150,612	1,175,044

Losses and expenses
Losses and benefits	517,644	175,458	693,102	311,212	—	1,004,314
Acquisition costs	73,617	110	73,727	2,497	—	76,224
Interest expense	—	—	—	—	32,025	32,025
General and administrative expenses	15,023	9,857	24,880	3,487	27,786	56,153

Total losses and expenses	606,284	185,425	791,709	317,196	59,811	1,168,716

Income (loss) before minority interest	$(28,282)	$(12,541)	$(40,823)	$(43,650)	$90,801	$6,328

Loss ratio *	89.6%	101.5%	92.3%	***
Combined ratio **	104.9%	107.3%	105.4%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	The combined ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2004	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$583,234	$248,068	$831,302	$212,299	$—	$1,043,601
Reinsurance premiums ceded	(51,471)	(114,241)	(165,712)	(707)	—	(166,419)

Net premiums written	$531,763	$133,827	$665,590	$211,592	$—	$877,182

Earned premiums	$638,330	$217,543	$855,873	$212,299	$—	$1,068,172
Earned premiums ceded	(77,910)	(93,504)	(171,414)	(707)	—	(172,121)

Net premiums earned	560,420	124,039	684,459	211,592	—	896,051
Net investment income	—	—	—	—	82,815	82,815
Net gains on alternative investments	—	—	—	—	81,648	81,648
Net realized gains on sale of fixed maturities	—	—	—	—	10,447	10,447
Other income	—	—	—	—	4,890	4,890

Total revenues	560,420	124,039	684,459	211,592	179,800	1,075,851

Losses and expenses
Losses and benefits	412,104	90,604	502,708	238,248	—	740,956
Acquisition costs	110,840	2,502	113,342	3,520	—	116,862
Interest expense	—	—	—	—	33,644	33,644
General and administrative expenses	12,116	6,797	18,913	4,488	25,646	49,047

Total losses and expenses	535,060	99,903	634,963	246,256	59,290	940,509

Income (loss) before minority interest	$25,360	$24,136	$49,496	$(34,664)	$120,510	$135,342

Loss ratio	73.5%	73.0%	73.4%
Combined ratio	95.5%	80.5%	92.8%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2003	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$738,316	$163,213	$901,529	$108,250	$—	$1,009,779
Reinsurance premiums ceded	(106,620)	(56,992)	(163,612)	(21,650)	—	(185,262)

Net premiums written	$631,696	$106,221	$737,917	$86,600	$—	$824,517

Earned premiums	$661,116	$66,083	$727,199	$108,250	$—	$835,449
Earned premiums ceded	(80,667)	(20,198)	(100,865)	(21,650)	—	(122,515)

Net premiums earned	580,449	45,885	626,334	86,600	—	712,934
Net investment income	—	—	—	—	60,132	60,132
Net gains on alternative investments	—	—	—	—	124,036	124,036
Net realized gains on sale of fixed maturities	—	—	—	—	19,259	19,259
Other income	—	—	—	—	10,743	10,743

Total revenues	580,449	45,885	626,334	86,600	214,170	927,104

Losses and expenses
Losses and benefits	430,858	34,591	465,449	114,939	—	580,388
Acquisition costs	144,569	3,098	147,667	1,867	—	149,534
Interest expense	—	—	—	—	28,829	28,829
General and administrative expenses	9,396	4,907	14,303	4,486	21,056	39,845

Total losses and expenses	584,823	42,596	627,419	121,292	49,885	798,596

Income (loss) before minority interest	$(4,374)	$3,289	$(1,085)	$(34,692)	$164,285	$128,508

Loss ratio	74.2%	75.4%	74.3%
Combined ratio	100.8%	92.8%	100.2%

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

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
North America	$812,860	$620,078	$634,795
Europe	433,171	423,523	374,984
Reinsurance ceded—North America	(193,014)	(132,433)	(90,882)
Reinsurance ceded—Europe	(35,027)	(33,986)	(94,380)

	$1,017,990	$877,182	$824,517

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

18. Quarterly financial results (unaudited)

(Restated)	Quarter Ended
2005	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$455,689	$245,107	$288,047	$257,188

Net premiums earned	$308,324	$192,081	$267,285	$256,742
Net investment income	23,689	24,965	27,002	31,179
Net gains on alternative investments	14,377	3,597	35,642	(13,731)
Net realized gains (losses) on sale of fixed maturities	390	813	1,624	(3,570)
Other income	1,318	1,182	1,088	1,047

Total revenues	348,098	222,638	332,641	271,667

Losses and expenses
Losses and benefits	267,425	155,717	334,802	246,370
Acquisition costs	21,502	17,921	20,492	16,309
Interest expense	6,232	13,372	6,748	5,673
General and administrative expenses	15,257	12,310	14,484	14,102

Total losses and expenses	310,416	199,320	376,526	282,454

Income (loss) before minority interest	$37,682	$23,318	$(43,885)	$(10,787)

Net income (loss)	$37,682	$23,318	$(43,885)	$(10,787)

Basic earnings (loss) per share	$0.82	$0.50	$(0.95)	$(0.19)

Diluted earnings (loss) per share	$0.75	$0.47	$(0.95)	$(0.19)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

(Originally reported)	Quarter Ended
2005	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$455,689	$245,107	$288,047	$257,188

Net premiums earned	$308,324	$191,888	$282,452	$256,741
Net investment income	23,689	24,965	27,002	31,179
Net gains on alternative investments	14,377	3,597	35,642	(13,731)
Net realized gains (losses) on sale of fixed maturities	390	813	1,624	(3,570)
Other income	1,318	1,182	1,088	1,047

Total revenues	348,098	222,445	347,808	271,666

Losses and expenses
Losses and benefits	268,298	156,524	347,086	247,029
Acquisition costs	21,502	17,921	20,492	16,309
Interest expense	6,232	13,372	6,748	5,673
General and administrative expenses	15,257	12,310	14,484	14,102

Total losses and expenses	311,289	200,127	388,810	283,113

Income (loss) before minority interest	$36,809	$22,318	$(41,002)	$(11,447)

Net income (loss)	$36,809	$22,318	$(41,002)	$(11,447)

Basic earnings (loss) per share	$0.80	$0.48	$(0.89)	$(0.20)

Diluted earnings (loss) per share	$0.74	$0.45	$(0.89)	$(0.20)

(Restated)	Quarter Ended
2004	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$439,531	$183,654	$280,848	$139,568

Net premiums earned	$190,583	$167,350	$326,601	$211,517
Net investment income	18,846	19,696	20,106	24,167
Net gains on alternative investments	38,476	1,038	(14,624)	56,758
Net realized gains (losses) on sale of fixed maturities	5,781	(2,575)	916	6,325
Other income	1,168	1,211	1,285	1,226

Total revenues	254,854	186,720	334,284	299,993

Losses and expenses
Losses and benefits	158,696	130,015	294,030	158,215
Acquisition costs	31,783	29,199	26,032	29,848
Interest expense	11,843	95	11,979	9,727
General and administrative expenses	10,169	13,945	10,549	14,384

Total losses and expenses	212,491	173,254	342,590	212,174

Income (loss) before minority interest	$42,363	$13,466	$(8,306)	$87,819

Net income (loss)	$42,363	$13,466	$(8,306)	$87,819

Basic earnings (loss) per share	$0.93	$0.29	$(0.18)	$1.92

Diluted earnings (loss) per share	$0.86	$0.28	$(0.18)	$1.82

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

(Originally reported)	Quarter Ended
2004	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$439,531	$183,654	$280,848	$139,568

Net premiums earned	$198,898	$171,818	$331,071	$215,987
Net investment income	18,846	19,696	20,106	24,167
Net gains on alternative investments	38,476	1,038	(14,624)	56,758
Net realized gains (losses) on sale of fixed maturities	5,781	(2,575)	916	6,325
Other income	1,168	1,211	1,285	1,226

Total revenues	263,169	191,188	338,754	304,463

Losses and expenses
Losses and benefits	166,385	135,305	299,216	163,390
Acquisition costs	31,783	29,199	26,032	29,848
Interest expense	11,843	95	11,979	9,727
General and administrative expenses	10,169	13,945	10,549	14,384

Total losses and expenses	220,180	178,544	347,776	217,349

Income (loss) before minority interest	$42,989	$12,644	$(9,022)	$87,114

Net income (loss)	$42,989	$12,644	$(9,022)	$87,114

Basic earnings (loss) per share	$0.94	$0.28	$(0.20)	$1.91

Diluted earnings (loss) per share	$0.87	$0.26	$(0.20)	$1.82

(Restated)	Quarter Ended
2003	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$142,270	$139,432	$174,277	$256,955
Net investment income	14,507	15,061	13,899	16,665
Net gains on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	183,071	202,426	228,994	312,613

Losses and expenses
Losses and benefits	113,004	112,881	135,186	219,317
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	5,981	8,953	5,382	8,513
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	165,918	168,309	188,160	276,209

Income before minority interest	$17,153	$34,117	$40,834	$36,404

Net income	$14,563	$28,840	$38,751	$36,404

Basic earnings per share	$0.38	$0.76	$0.91	$0.81

Diluted earnings per share	$0.38	$0.75	$0.89	$0.76

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

(Originally reported)	Quarter Ended
2003	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$143,728	$143,305	$178,746	$261,425
Net investment income	14,507	15,061	13,899	16,665
Net gains on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	184,529	206,299	233,463	317,083

Losses and expenses
Losses and benefits	114,463	114,371	139,655	223,785
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	5,981	8,953	5,382	8,513
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	167,377	169,799	192,629	280,677

Income before minority interest	$17,152	$36,500	$40,834	$36,406

Net income	$14,562	$30,849	$38,750	$36,406

Basic earnings per share	$0.38	$0.81	$0.91	$0.81

Diluted earnings per share	$0.38	$0.81	$0.89	$0.76

SCHEDULE II

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Balance Sheet

December 31, 2005 and 2004

(Expressed in thousands of United States Dollars)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$16,694	$6,220
Investments in Subsidiaries	1,143,705	876,438
Due from affiliated companies	34,614	13,926
Other assets	533	692

Total Assets	$1,195,546	$897,276

Liabilities
Accounts payable and accrued expenses	1,661	477

Total Liabilities	1,661	477

Shareholders’ Equity
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 58,829,354 shares issued and outstanding (2004 – 45,825,880)	58,829	45,826
Addition paid-in capital	926,386	648,446
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(14,574)	(13,294)
Accumulated other comprehensive income (loss)	—	—
Retained earnings	223,709	226,336

Total Shareholders’ Equity	$1,193,885	$896,799

Total Liabilities and Shareholders’ Equity	$1,195,546	$897,276

SCHEDULE II (Continued)

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Statement of Income and Comprehensive Income

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Revenue
Net investment income	$8,942	$137,714	$120,514
Expenses
General and administrative expenses	2,614	2,373	1,956

Net Income	$6,328	$135,341	$118,558
Unrealized gains arising during the year	—	—	—
Adjustments for re-classification of (gains) realized in income	—	—	—
Comprehensive Income	$6,328	$135,341	$118,558

SCHEDULE II (Continued)

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Statement of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(Unaudited)
Operating activities:
Net income	$6,328	$135,341	$118,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned stock based compensation	10,996	7,293	2,733
Other assets	159	54	41
Accounts payable and accrued expenses	1,184	477	(249)
Due from affiliated companies	(20,688)	(11,628)	2,986
Equity in net earnings of subsidiaries	(8,412)	(137,466)	(120,285)

Net cash used in (provided by) operating activities	(10,433)	(5,929)	3,784

Investing activities:
Investments in subsidiaries	(272,515)	—	—
Dividends received	13,660	13,287	3,788

Net cash used in (provided by) investing activities	(258,855)	13,287	3,788

Financing Activities:
Net proceeds from issuance of common shares	286,027	3,193	758
Repurchase of common shares	(7,360)	(4,850)	(3,896)
Notes and loans repaid	10,050	1,450	610
Dividend paid	(8,955)	(5,487)	(3,788)

Net cash (provided by) used in financing activities	279,762	(5,694)	(6,316)
Increase in cash and cash equivalents	10,474	1,664	1,256
Cash and cash equivalents, beginning of period	6,220	4,556	3,300

Cash and cash equivalents, end of period	$16,694	$6,220	$4,556

SCHEDULE III

MAX RE CAPITAL LTD.

Supplementary Insurance Information

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

Year ended December 31, 2005

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$44,858	$1,549,972	$261,522	$578,002	—	$517,644	$73,617	$534,886	$15,023
Property & Casualty Insurance	3,711	456,060	181,454	172,884	—	175,458	110	209,558	9,857
Life Reinsurance	20,446	854,224	—	273,546	—	311,212	2,497	273,546	3,487
Not allocated to segments	—	—	—	—	106,835	—	—	—	27,786

Total	69,015	2,860,256	442,976	1,024,432	106,835	1,004,314	76,224	1,017,990	56,153

Year ended December 31, 2004

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$46,207	$1,245,017	$319,592	$560,420	—	$412,104	$110,840	$531,763	$12,116
Property & Casualty Insurance	(1,737)	210,082	128,041	124,039	—	90,604	2,502	133,827	6,797
Life Reinsurance	10,300	666,101	—	211,592	—	238,248	3,520	211,592	4,488
Not allocated to segments	—	—	—	—	82,815	—	—	—	25,646

Total	54,770	2,121,200	447,633	896,051	82,815	740,956	116,862	877,182	49,047

Year ended December 31, 2003

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$79,064	$941,443	$373,930	$580,449	—	$430,858	$144,569	$631,696	$9,396
Property & Casualty Insurance	(4,116)	50,244	97,695	45,885	—	34,591	3,098	106,221	4,907
Life Reinsurance	12,168	480,099	—	86,600	—	114,939	1,867	86,600	4,486
Not allocated to segments	—	—	—	—	60,132	—	—	—	21,056

Total	87,116	1,471,786	471,625	712,934	60,132	580,388	149,534	824,517	39,845

[1]	Investment Income is not allocated to the Company’s segments as the invested assets are managed centrally.

SCHEDULE IV

MAX RE CAPITAL LTD.

Reinsurance

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2005	$355,296	$228,041	$890,735	$1,017,990	87%
Year ended December 31, 2004	$248,068	$166,419	$795,533	$877,182	91%
Year ended December 31, 2003	$163,213	$185,262	$846,566	$824,517	103%