Form 10-Q
period 2006-03-31
MAX RE CAPITAL LTD
filed 2006-06-08
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of May 31, 2006 was 59,402,678.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Cash and cash equivalents	$336,786	$314,031
Fixed maturities, available for sale at fair value	2,695,709	2,682,864
Alternative investments, at fair value	1,271,090	1,230,889
Accrued interest income	31,560	32,632
Premiums receivable	417,214	398,666
Losses and benefits recoverable from reinsurers	652,151	646,669
Funds withheld	16,638	16,932
Deferred acquisition costs	76,711	69,015
Prepaid reinsurance premiums	95,162	83,493
Other assets	25,563	23,001

Total assets	$5,618,584	$5,498,192

LIABILITIES
Property and casualty losses	$2,087,065	$2,006,032
Life and annuity benefits	853,642	854,224
Deposit liabilities	200,831	225,328
Funds withheld from reinsurers	415,394	435,942
Unearned property and casualty premiums	493,696	442,976
Reinsurance balances payable	85,600	90,781
Accounts payable and accrued expenses	108,550	94,043
Bank loan	150,000	150,000

Total liabilities	4,394,778	4,299,326

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 59,372,778 shares issued and outstanding (2005 – 58,829,354)	59,373	58,829
Additional paid-in capital	939,194	926,386
Loans receivable from common share sales	(300)	(465)
Unearned stock grant compensation	(24,074)	(14,574)
Accumulated other comprehensive income (loss)	(43,990)	4,981
Retained earnings	293,603	223,709

Total shareholders’ equity	1,223,806	1,198,866

Total liabilities and shareholders’ equity	$5,618,584	$5,498,192

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended March 31
	2006	2005
		(Restated)
REVENUES
Gross premiums written	$255,924	$455,689
Reinsurance premiums ceded	(57,762)	(44,019)

Net premiums written	$198,162	$411,670

Earned premiums	$206,126	$350,328
Earned premiums ceded	(46,369)	(42,004)

Net premiums earned	159,757	308,324

Net investment income	34,029	23,689
Net gains on alternative investments	54,859	14,377
Net realized (losses) gains on sales of fixed maturities	(1,676)	390
Other income	500	1,318

Total revenues	247,469	348,098

LOSSES AND EXPENSES
Losses and benefits	124,959	267,425
Acquisition costs	21,543	21,502
Interest expense	6,345	6,232
General and administrative expenses	21,759	15,257

Total losses and expenses	174,606	310,416

NET INCOME	72,863	37,682

Change in net unrealized appreciation of fixed maturities	(50,069)	(21,515)
Foreign currency translation adjustment	1,098	(609)

COMPREHENSIVE INCOME	$23,892	$15,558

Basic earnings per share	$1.23	$0.82

Diluted earnings per share	$1.15	$0.75

Weighted average common shares outstanding—basic	59,104,352	46,166,537

Weighted average common shares outstanding—diluted	63,516,268	49,914,515

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2006	2005
		(Restated)
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	58,829	45,826
Issuance of common shares	544	592

Balance, end of period	59,373	46,418

Additional paid-in capital
Balance, beginning of period	926,386	648,446
Issuance of common shares	12,529	11,131
Stock option expense	279	251

Balance, end of period	939,194	659,828

Loans receivable from common share sales
Balance, beginning of period	(465)	(10,515)
Loans repaid	165	10,050

Balance, end of period	(300)	(465)

Unearned stock grant compensation
Balance, beginning of period	(14,574)	(13,294)
Stock grants awarded	(12,596)	(10,463)
Amortization	3,096	2,244

Balance, end of period	(24,074)	(21,513)

Accumulated other comprehensive income (loss)
Balance, beginning of period	4,981	22,227
Holding losses on fixed maturities arising in period	(51,745)	(21,125)
Net realized losses (gains) included in net income	1,676	(390)
Currency translation adjustments	1,098	(609)

Balance, end of period	(43,990)	103

Retained earnings
Balance, beginning of period	223,709	226,337
Net income	72,863	37,682
Dividends paid	(2,969)	(1,392)

Balance, end of period	293,603	262,627

Total shareholders’ equity	$1,223,806	$946,998

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2006	2005
		(Restated)
OPERATING ACTIVITIES
Net income	$72,863	$37,682
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	3,375	2,495
Amortization of premium on fixed maturities	1,864	2,413
Net realized losses (gains) on sale of fixed maturities	1,676	(390)
Alternative investments	(40,091)	(51,418)
Accrued interest income	1,072	(1,933)
Premiums receivable	(18,548)	(59,954)
Losses recoverable from reinsurers	(5,482)	(12,706)
Funds withheld	294	—
Deferred acquisition costs	(7,696)	(36,027)
Prepaid reinsurance premiums	(11,669)	(1,641)
Other assets	(2,562)	(2,676)
Property and casualty losses	81,033	107,170
Life and annuity benefits	(582)	124,406
Funds withheld from reinsurers	(20,548)	844
Unearned property and casualty premiums	50,720	103,880
Reinsurance balances payable	(5,181)	(5,511)
Accounts payable and accrued expenses	14,507	(40,084)

Cash from operating activities	115,045	166,550

INVESTING ACTIVITIES
Purchases of fixed maturities	(211,424)	(589,498)
Sales of fixed maturities	113,290	464,420
Redemptions of fixed maturities	31,570	12,420

Cash used in investing activities	(66,564)	(112,658)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	477	1,260
Dividends paid	(2,969)	(1,392)
Additions to deposit liabilities	7,515	13,916
Payments of deposit liabilities	(32,012)	(53,566)
Loans repaid	165	10,050

Cash used in financing activities	(26,824)	(29,732)

Effect of exchange rate on cash	1,098	(609)
Changes in cash and cash equivalents	22,755	23,551
Cash and cash equivalents, beginning of period	314,031	239,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$336,786	$262,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid totaled $2,716 and $1,589 for the three months ended March 31, 2006 and 2005, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (collectively, “Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified” and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

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

As discussed more fully in our Form 10K/A, filed June 7, 2006, we restated our consolidated financial statements for the years 2005, 2004, 2003, 2002 and 2001. The restatement resulted from the re-evaluation of accounting aspects relating to three retrocessional reinsurance contracts purchased in 2001 and 2003. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q.

2. SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted after January 1, 2003 under the fair value recognition provisions of SFAS 123 and, therefore, the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operating results.

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method to account for share based payments made to employees. The modified prospective method is similar to the modified prospective method described in SFAS 148. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

SFAS 123R requires consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees. The Company has considered expected forfeitures and awards granted to retirement-eligible employees in the determination of stock-based compensation expense and they did not have a material effect.

The pro forma net income and earnings per share of recognizing stock-based compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to all stock options granted by the Company for the three months ended March 31, 2005 is as follows:

	Three Months Ended March 31, 2005
	As Reported	Pro Forma
	(in thousands, except per share amount)
Net income	$37,682	$37,310
Stock-based compensation expense	$251	$623
Basis earnings per share	$0.82	$0.81
Diluted earnings per share	$0.75	$0.75

In the first quarter of 2006, the Company incurred $0.02 million in additional stock-based compensation due to the adoption of FAS No. 123(R) related to the vesting in 2006 of options granted prior to January 1, 2003.

3. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

4. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $104.9 million at March 31, 2006 were pledged as collateral to which the Company is exposed to credit risk. Under generally accepted accounting principles, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to Max Re at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

5. SEGMENT INFORMATION

The Company operates in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. Within the property and casualty reinsurance segment, the Company generally offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, the Company generally offers excess of loss capacity on specific risks related to one insured. Within the life and annuity reinsurance segment, the Company generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate function that includes its investments and financing activities. The Company does not allocate assets by segment.

A summary of operations by segment for the three months ended March 31, 2006 and 2005 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$184,983	$70,166	$255,149	$775	$—	$255,924
Reinsurance premiums ceded	(16,059)	(41,548)	(57,607)	(155)	—	(57,762)

Net premiums written	$168,924	$28,618	$197,542	$620	$—	$198,162

Earned premiums	$117,034	$88,317	$205,351	$775	$—	$206,126
Earned premiums ceded	(7,916)	(38,298)	(46,214)	(155)	—	(46,369)

Net premiums earned	109,118	50,019	159,137	620	—	159,757
Net investment income	—	—	—	—	34,029	34,029
Net gains on sales of alternative investments	—	—	—	—	54,859	54,859
Net realized losses on sales of fixed maturities	—	—	—	—	(1,676)	(1,676)
Other income	—	—	—	—	500	500

Total revenues	109,118	50,019	159,137	620	87,712	247,469

Losses and benefits	76,807	37,109	113,916	11,043	—	124,959
Acquisition costs	20,831	453	21,284	259	—	21,543
Interest expense	—	—	—	—	6,345	6,345
General and administrative expenses	5,761	3,690	9,451	644	11,664	21,759

Total losses and expenses	103,399	41,252	144,651	11,946	18,009	174,606

Net income (loss)	$5,719	$8,767	$14,486	$(11,326)	$69,703	$72,863

Loss ratio	70.4%	74.2%	71.6%
Combined ratio	94.8%	82.5%	90.9%

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)			(Restated)
Gross premiums written	$248,210	$64,255	$312,465	$143,224	$—	$455,689
Reinsurance premiums ceded	(15,978)	(28,000)	(43,978)	(41)	—	(44,019)

Net premiums written	$232,232	$36,255	$268,487	$143,183	$—	$411,670

Earned premiums	$139,318	$67,786	$207,104	$143,224	$—	$350,328
Earned premiums ceded	(12,566)	(29,397)	(41,963)	(41)	—	(42,004)

Net premiums earned	126,752	38,389	165,141	143,183	—	308,324
Net investment income	—	—	—	—	23,689	23,689
Net gains on sales of alternative investments	—	—	—	—	14,377	14,377
Net realized gains on sales of fixed maturities	—	—	—	—	390	390
Other income	—	—	—	—	1,318	1,318

Total revenues	126,752	38,389	165,141	143,183	39,774	348,098

Losses and benefits	88,849	27,561	116,410	151,015	—	267,425
Acquisition costs	20,857	424	21,281	221	—	21,502
Interest expense	—	—	—	—	6,232	6,232
General and administrative expenses	3,644	2,529	6,173	1,039	8,045	15,257

Total losses and expenses	113,350	30,514	143,864	152,275	14,277	310,416

Net income (loss)	$13,402	$7,875	$21,277	$(9,092)	$25,497	$37,682

Loss ratio	70.1%	71.8%	70.5%
Combined ratio	89.4%	79.5%	87.1%

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(Expressed in thousands of United States Dollars)
North America	$163,406	$185,857
Europe	92,518	269,832
Reinsurance Ceded–North America	(46,938)	(26,556)
Reinsurance Ceded–Europe	(10,824)	(17,463)

	$198,162	$411,670

Three customers accounted for 9.9%, 6.9% and 4.2%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2006. Three customers accounted for 31.4%, 12.1% and 8.1%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2005.

6. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared dividends of $0.05 per share on each of February 10, 2006 and April 28, 2006, payable to shareholders of record on February 24, 2006 and May 12, 2006, respectively.

The Company did not repurchase any common shares during the three months ended March 31, 2006. As of March 31, 2006, the remaining authorization under the Company’s share repurchase program was approximately $36.0 million.

7. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Max Re Managers, in which Max Re has a 7.5% equity investment. Although the variable quota share retrocession agreement with Grand Central Re remains in force, the parties have agreed that Max Re will not cede any new business to Grand Central Re with effect from January 1, 2004.

	March 31,
	2006	2005
	(Expressed in thousands of United States Dollars)
		(Restated)
Losses recoverable from reinsurers	$231,967	$234,293
Prepaid reinsurance premiums	—	3,750
Deposit liabilities	32,321	36,492
Funds withheld from reinsurers	224,221	251,627
Reinsurance balances payable	26,782	5,775
Reinsurance premiums ceded	1,487	1,649
Earned premiums ceded	1,487	4,649
Other income	230	1,224
Losses and benefits	710	3,293
Interest expense	(317)	(515)

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices. The Company records the change in interest expense through the statement of income and comprehensive income on a monthly basis.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of one of our directors, has served as fund of funds advisor for Max Re Diversified since April 1, 2004. Prior to October 1, 2005, Alstra was a subsidiary of Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders. As of October 1, 2005, the senior management team of Alstra became the majority shareholders of Alstra.

For the three months ended March 31, 2006 and 2005, Alstra received $2.2 million and $1.9 million in fees, respectively, as the fund of funds advisor for Max Re Diversified. In addition, Moore Capital received aggregate management and incentive fees of $1.0 million and $3.1 million, respectively, in respect of Max Re Diversified’s assets invested in underlying funds managed by Moore Capital for the three months ended March 31, 2006 and 2005.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

8. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of March 31, 2006. The Company’s primary credit facility, entered into in June 2005, provides $450.0 million of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company replaced its then existing credit facility with this new facility principally to increase credit capacity from $300.0 million to $450.0 million, to provide that a portion of the facility be available for loans to Max Re or Max Re Capital as well as letters of credit for Max Re and to permit that a portion of the facility be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $350.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re or Max Re Capital up to an aggregate of $100.0 million, with a maximum of $50.0 million to Max Re Capital. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At March 31, 2006 and December 31, 2005, letters of credit totaling $331.8 million and $320.9 million, respectively, were issued and outstanding under this facility. As of March 31, 2006 and December 31, 2005, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $362.2 million and $351.5 million at March 31, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At March 31, 2006 and December 31, 2005, letters of credit totaling $49.5 million and $49.7 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $54.5 million and $54.2 million at March 31, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At March 31, 2006 and December 31, 2005 letters of credit totaling $20.0 million were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $22.5 million and $22.6 million at March 31, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its credit facilities at March 31, 2006.

9. STOCK INCENTIVE PLAN

In June 2000, the shareholders of the Company approved the adoption of a Stock Incentive Plan (the “Plan”) under which it may award subject to certain restrictions, Incentive Stock Options (“ISO’s”), Non-Qualified Stock Options (“NQSO’s”), restricted stock, share awards or other awards. In May 2002 and April 2005, the shareholders of Company approved the adoption of amendments to the Plan, increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISO’s, while NQSO’s may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

Stock Option Awards

All options that have been granted under the Plan have an exercise price equal to the market price of the Company’s common stock on the date of grant, and a maximum ten year term. The fair value of awards granted under the Plan are measured as of the grant date and expensed ratably over the vesting period of the award, which is generally three years. All awards provide for accelerated vesting upon a change in control of the Company. Shares issued under the Plan are made available from authorized but unissued shares.

The fair value of options granted during the three months ended March 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2006	2005
Option valuation assumptions:
Expected option life	7 years	7 years
Expected dividend yield	0.89%	0.55%
Expected volatility	17.12%	21.63%
Risk-free interest rate	4.70%	4.68%

The Company recognized $0.3 million of stock-based compensation expense related to stock option awards for each of the three months ended March 31, 2006 and March 31, 2005. The Company did not capitalize any cost of stock-based compensation. As of March 31, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $0.5 million, which is expected to be recognized over a weighted average period of 1.4 years.

Total intrinsic value of stock options exercised during the three month periods ended March 31, 2006 and 2005 was $0.4 million and $0.7 million, respectively.

A summary of the Company’s options outstanding as of March 31, 2006 and changes during the three months ended March 31, 2006 follows:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2005	2,066,869	$15.54	$5.15	6.0 years	$24,685,066	$10.26-$22.74
Options granted	17,754	$24.70	$7.02			$23.08-$26.70
Options exercised	(36,100)	$13.22				$11.50-$15.66
Balance, March 31, 2006	2,048,523	$15.66	$5.21	5.8 years	$19,968,427	$10.26-$26.70

Options exercisable, March 31, 2006	1,752,624	$15.63	$5.17	5.6 years	$14,415,451	$10.26-$26.70

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized in income for restricted stock awards was $3.1 million for the three months ended March 31, 2006 compared to $2.3 million for the three months ended March 31, 2005.

A summary of the Company’s non-vested restricted stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, follows:

	Nonvested Restricted Stock	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2005	1,534,427	$20.04
Restricted Stock Granted	497,578	$25.31
Restricted Stock Vested	(310,063)	$11.40
Restricted Stock Forfeited	—	$—

Balance, March 31, 2006	1,721,942	$23.11

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and our financial condition as of March 31, 2006. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on June 7, 2006.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, without limitation:

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that adopted by us following an internal review by the Audit and Risk Management Committee (“ARMC”), which has resulted in a restatement of our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as described in our Annual Report on Form 10-K/A for the period ended December 31, 2005;

•	the risk that the Nasdaq National Market may determine to delist our common shares as a result of our inability to file by the prescribed date this quarterly report on Form 10-Q for the three months ended March 31, 2006, which filing was late due to the fact that the internal review had not been completed prior to the prescribed filing date;

•	acceptance in the market of our products;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development and;

•	loss of key executives.

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

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. The property and casualty market currently provides more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market. However, prior to the severe hurricane activity in 2005, we observed a decrease in attractive property and casualty opportunities as competition increased in most property and casualty lines of business that we write. We believe that the substantial industry losses resulting from recent hurricanes and additional focus by buyers of reinsurance on catastrophe exposure management will continue to result in improved premium rates, terms and conditions in the property and property catastrophe reinsurance and insurance markets despite additional capital entering the market. As a result, we are growing our short-tail property and property catastrophe reinsurance and insurance premium volume.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 11 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at March 31, 2006, the allocation of invested assets was approximately 71% in cash and fixed maturities and 29% in alternative investments.

Our principal operating subsidiary is Max Re. At March 31, 2006, Max Re had $1,171.6 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

On March 24, 2006, subsequent to the filing on February 15, 2006 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the ARMC announced that it had initiated a review of three finite risk retrocessional contracts purchased in 2001 and 2003. The review was to consider whether these contracts were properly accounted for by the Company, principally with respect to whether they contain sufficient risk transfer to meet the requirements of Financial Accounting Standard No. 113. The ARMC engaged an independent law firm and accounting consultants to assist in the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC.

The internal review, affirmed our original belief that the three contracts in question contained sufficient risk transfer to meet the requirements of Financial Accounting Standard No. 113. However, as part of the review we re-evaluated the accounting methodology used for these contracts. This re-evaluation led to the restatement of our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 in order to reflect the substance of these transactions more accurately. The restated amounts for the period ended March 31, 2005 are reflected throughout this report.

As further described in the Company’s filing on Form 10K/A, the effect of the restatement is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 is a decrease of $17.2 million.

Executive Summary

We believe that we performed well in the three months ended March 31, 2006, with premiums in line with our expectations and strong investment results. Our property and casualty underwriting activities resulted in a 90.9% combined ratio (total losses and expenses as a percentage of net premiums earned) for the three months ended March 31, 2006 compared to 87.1% for the three months ended March 31, 2005. The increase in combined ratio is principally attributable to an increased expense rate resulting from increased staff levels within our property and casualty underwriting departments and modestly higher loss ratios for certain insurance product lines. Our alternative investments produced a 4.40% return during the three months ended March 31, 2006 compared to 1.20% for the three months ended March 31, 2005.

During the three months ended March 31, 2006, our gross premiums written decreased 43.8% compared to the same period in 2005 due primarily to the decrease in new life and annuity business during the three months ended March 31, 2006, compared to $143.2 million of gross premiums in 2005, and our reduced participation on certain property and casualty reinsurance renewal business. Our property and casualty insurance business produced an increase of 9.2% in gross premiums written for the three months ended March 31, 2006 compared to the same period in 2005. Although overall property and casualty gross premiums written decreased, we are pleased with the reduction in certain exposure areas in the period and believe we have reduced our individual account exposure and improved our diversification and return characteristics of our property and casualty liability portfolio.

Our life and annuity reinsurance premium volume for the three months ended March 31, 2006 was significantly lower than the same period of 2005, due to the closing of a transaction in 2005 which resulted in gross written premium of $143.2 million with no comparable transaction in 2006. We recognized $11.0 million in benefit expenses during the three months ended March 31, 2006 compared to $151.0 million for the three months ended March 31, 2005.

Our current emphasis is on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. We continue to emphasize casualty lines in our property and casualty reinsurance and insurance segments and have been pleased with the market acceptance of our newly formed property catastrophe reinsurance team and expanded property insurance team. The addition and expansion of the shorter-tail lines will allow us to continue to diversify our property and casualty underwriting.

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

Losses and benefits represented our largest expense and accounted for 66.9% of total liabilities at March 31, 2006. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to corroborate management’s estimates.

Net income for the three months ended March 31, 2006 was $72.9 million compared to $37.6 million for the three months ended March 31, 2005. The results for the three months ended March 31, 2005 were principally attributable to underwriting income generated from our property and casualty business and increased income from our alternative investments compared to the three months ended March 31, 2005.

Our investments during the three months ended March 31, 2006 produced a total return of 0.86% compared to 0.46% for the three months ended March 31, 2005. The cash and fixed maturities portfolio produced a total return of (0.62%) during the three months ended March 31, 2006 compared to 0.14% for the three months ended March 31, 2005. During the three months ended March 31, 2006, our alternative investments generated a 4.40% rate of return compared to a 1.20% rate of return for the same period in 2005. Given the negative performance of the major fixed income indices and positive returns on fund of funds indices over the three months ended March 31, 2006, we believe the performance of our investments was consistent with the broader investment market returns.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the three months ended March 31, 2006, we generated $115.0 million of cash from operations, which is net of the change in alternative investments of $40.1 million, and invested $66.6 million in fixed maturities. We expect to generate positive operating cash flow during 2006 through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance businesses. Additionally, we recognize returns from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying contracts. Life and annuity premiums are generally earned when the premium is due from policyholders. Each of our reinsurance contracts contains pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates for our property and casualty reinsurance business are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. Our fixed maturities portfolio is composed of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. We recognize realized capital gains or losses on our fixed maturities investments at the time of sale. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

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

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses, and typically represent a negotiated percentage of the premiums on reinsurance and insurance contracts written. We defer and amortize these costs over the period in which the related premiums are earned. The acquisition costs are net of ceding commissions associated with premiums ceded on our reinsurance and insurance business. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

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

General and administrative expenses are principally employee salaries and related personnel costs, office rent, amortization of leasehold improvements, professional services and other operating costs. These costs are primarily fixed in nature, although they will vary as our staff expands or if we incur one time charges. They do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2006. We believe that the critical accounting policies set forth in our Form 10-K/A, filed on June 7, 2006, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended March 31, 2006	% change	Three Months Ended March 31, 2005
		In millions of US Dollars	(Restated)
Gross premiums written	$185.0	(25.5)%	$248.2
Reinsurance premiums ceded	(16.1)	0.6%	(16.0)

Net premiums written	168.9	(27.3)%	232.2

Net premiums earned(a)	109.1	(14.0)%	126.8

Losses (b)	76.8	(13.5)%	88.8
Acquisition costs	20.8	(0.5)%	20.9
General and administrative expenses	5.8	61.1%	3.6

Total losses and expenses(c)	103.4	(8.7)%	113.3

Net income	5.7		13.4

Loss ratio(b)/(a)	70.4%		70.1%
Combined ratio(c)/(a)	94.8%		89.4%

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

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended March 31, 2006 were $185.0 million compared to $248.2 million for the three months ended March 31, 2005, a decrease of 25.5%. The decrease reflects our decision to reduce our participation percentage on certain renewal business and is partially offset by premiums written of approximately $25.0 million by our recently formed property catastrophe team. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. There were no material changes in premium estimates in the three months ended March 31, 2006 and March 31, 2005.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended March 31, 2006 were $16.1 million compared to $16.0 million for the three months ended March 31, 2005, an increase of 0.6%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 14.0% to $109.1 million for the three months ended March 31, 2006. The decrease is principally attributed to a reduction in gross premiums written.

Losses. Losses relating to property and casualty reinsurance were $76.8 million for the three months ended March 31, 2006 compared to $88.8 million for the three months ended March 31, 2005, a decrease of 13.5%, and is consistent with the decrease in our net premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the three months ended March 31, 2006 was 70.4% compared to 70.1% for the three months ended March 31, 2005. There was no significant development of prior year reinsurance reserves during the three months ended March 31, 2006.

Acquisition costs. Acquisition costs were $20.8 million for the three months ended March 31, 2006 compared to $20.9 million for the three months ended March 31, 2005, a decrease of 0.5%. The decrease in acquisition costs is less than the 14.0% decrease in net premiums earned for the three months ended March 31, 2006 due to higher average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $5.8 million for the three months ended March 31, 2006 compared to $3.6 million for the three months ended March 31, 2005, an increase of 61.1%. The increase resulted principally from ongoing personnel and infrastructure costs associated with our reinsurance staff including additional property catastrophe underwriters hired in the fourth quarter of 2005. The general and administrative expense to net premiums earned ratio was 5.3% for the three months ended March 31, 2006 compared to 2.8% for the three months ended March 31, 2005 and reflects the additional expenses and lower net premiums earned.

Net income. Net income attributable to property and casualty reinsurance for the three months ended March 31, 2006 was $5.7 million compared to $13.4 million for the three months ended March 31, 2005. The results for the three months ended March 31, 2006 were principally attributable to lower net premiums earned, higher average acquisition costs and additional staff.

Property and Casualty Insurance Segment

	Three Months Ended March 31, 2006	% change	Three Months Ended March 31, 2005
	In millions of US Dollars
Gross premiums written	$70.2	9.2%	$64.3
Reinsurance premiums ceded	(41.6)	48.6%	(28.0)

Net premiums written	28.6	(21.2)%	36.3

Net premiums earned(a)	50.0	30.2%	38.4

Losses(b)	37.1	34.4%	27.6
Acquisition costs	0.4	—	0.4
General and administrative expenses	3.7	48.0%	2.5

Total losses and expenses(c)	41.2	35.1%	30.5

Net income	8.8		7.9

Loss ratio(b)/(a)	74.2%		71.8%
Combined ratio(c)/(a)	82.5%		79.5%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)).

The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended March 31, 2006 were $70.2 million compared to $64.3 million for the three months ended March 31, 2005, an increase of 9.2%. The increase is principally the result of the continued expansion of business written by our property underwriting team. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended March 31, 2006 were $41.6 million compared to $28.0 million for the three months ended March 31, 2005, an increase of 48.6%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. In addition, we purchased catastrophe reinsurance protection for certain property exposures. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2006 was 59.2% compared to 43.5% for the three months ended March 31, 2005. Not all of the contracts we write qualify for inclusion in our quota share treaties and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned on insurance increased by 30.2% to $50.0 million for the three months ended March 31, 2006. The increase is attributed to increased volume in existing products and expansion of our insurance products offered over the past two years and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Losses. Losses relating to insurance were $37.1 million for the three months ended March 31, 2006 compared to $27.6 million for the three months ended March 31, 2005, an increase of 34.4%. The increase is principally attributable to the growth in our net premiums earned for this segment and an increased loss ratio for our professional liability business due to a declining price environment and underlying loss trend. The loss ratio for our insurance segment for the three months ended March 31, 2006 was 74.2% compared to 71.8% for the same period in 2005. During the three months ended March 31, 2006, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were $0.4 million for each of the three months ended March 31, 2006 and March 31, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs during each of the three months ended March 31, 2006 and 2005 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty insurance business.

General and administrative expenses. General and administrative expenses were $3.7 million for the three months ended March 31, 2006 compared to $2.5 million for the three months ended March 31, 2005, an increase of 48.0%. The increase resulted principally from expenses associated with additional staff and infrastructure costs, including an expanded property underwriting team. The general and administrative expense to net premiums earned ratio was 7.4% for the three months ended March 31, 2006 compared to 6.5% for the three months ended March 31, 2005 and reflects the increased administrative costs associated with expanding our insurance team.

Net income. Net income attributable to the property and casualty insurance segment for the three months ended March 31, 2006 was $8.8 million compared to $7.9 million for the three months ended March 31, 2005. The results for the three months ended March 31, 2006 were principally attributable to increased net premium earned partially offset by an increased combined ratio.

Life and Annuity Reinsurance Segment

	Three Months Ended March 31, 2006	% change	Three Months Ended March 31, 2005
	In millions of US Dollars
Gross premiums written	$0.8	N/A	$143.2
Reinsurance premiums ceded	(0.2)	N/A	—

Net premiums written	0.6	N/A	143.2

Net premiums earned	0.6	N/A	143.2

Benefits	11.0	N/A	151.0
Acquisition costs	0.3	50.0%	0.2
General and administrative expenses	0.6	(40.0)%	1.0

Total benefits and expenses	11.9	N/A	152.3

Net loss	(11.3)		(9.1)

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

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the three months ended March 31, 2006 were $0.8 million compared to $143.2 million for the three months ended March 31, 2005. Gross premium written during the three months to March 31, 2006 relate to premium received on prior period contracts. We wrote one annuity contract in the three months ended March 31, 2005. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $0.2 million for the three months ended March 31, 2006 and relate to premium adjustments on prior period contracts. There were no reinsurance premiums ceded for the life and annuity reinsurance segment for the three month period ended March 31, 2005.

Net premiums earned. Life and annuity reinsurance business written during a three month period is fully earned in that period.

Benefits. Benefits relating to the life and annuity reinsurance segment were $11.0 million for the three months ended March 31, 2006 compared to $151.0 million for the three months ended March 31, 2005. Benefits include regular accretion of existing liabilities together with benefits incurred on transactions written during the period. The decrease was principally due to the recognition of losses associated with the premiums written and earned in the three months ended March 31, 2005.

Acquisition costs. Acquisition costs were $0.3 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005 and relate to the regular amortization of deferred acquisition costs. The acquisition costs on the life and annuity reinsurance transactions that we bind will vary from period to period depending on brokerage rates.

General and administrative expenses. General and administrative expenses were $0.6 million for the three months ended March 31, 2006 compared to $1.0 million for the three months ended March 31, 2005.

Net loss. Although we expect to incur underwriting losses in connection with our life and annuity reinsurance contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin. Net loss attributable to the life and annuity reinsurance segment for the three months ended March 31, 2006 was $11.3 million compared to $9.1 million for the three months ended March 31, 2005. The results are driven by the accretion of the life and annuity reinsurance benefits over time.

Corporate Function

	Three Months Ended March 31, 2006	% change	Three Months Ended March 31, 2005
	In millions of US Dollars
Net investment income	$34.0	43.5%	$23.7

Net gains on alternative assets	54.9	281.3%	14.4

Net realized gains (losses) on sale of fixed maturities	(1.7)	N/A	0.4

Other income	0.5	(61.5)%	1.3

Interest expense	(6.3)	1.6%	(6.2)

General and administrative expenses not included in segment results	(11.7)	46.3%	(8.0)

Net income excluding segment results	69.7		25.5

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the three months ended March 31, 2006 increased $10.3 million to $34.0 million compared to $23.7 million for the three months ended March 31, 2005, an increase of 43.5%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,508.1 million at March 31, 2005 to $3,032.5 million at March 31, 2006, resulting from cash flow from operations since March 31, 2005 and the additional capital we raised in October and November 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the three months ended March 31, 2006 was 4.52% compared to 3.98% for the three months ended March 31, 2005, reflecting the increase in interest rates over the past year.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $54.9 million, or 4.40%, for the three months ended March 31, 2006 compared to $14.4 million, or 1.20%, for the three months ended March 31, 2005. The return when compared to the same period in the prior year is consistent with returns achieved in the broader fund of fund markets in each period.

Net realized gains (losses) on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains (losses) in the three months ended March 31, 2006 and March 31, 2005 of $(1.7) million and $0.4 million, respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

Interest expense. Interest expense was $6.3 million for the three months ended March 31, 2006 compared to $6.2 million for the three months ended March 31, 2005. Interest expense includes $(0.3) million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended March 31, 2006 compared to $(0.5) million for the three months ended March 31, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices that had a similar total return for the three months ended March 31, 2006 compared to the three months ended March 31,2005.

General and administrative costs. General and administrative expenses were $11.7 million for the three months ended March 31, 2006 compared to $8.0 million for the three months ended March 31, 2005, an increase of 46.3%. The increase in general and administrative costs results principally from increased fees for professional services related to the ARMC’s internal review announced on March 24, 2006 and previously discussed above.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,303.6 million at March 31, 2006 compared to $4,227.8 million at December 31, 2005, an increase of 1.8%. The increase in cash and invested assets resulted principally from $115.0 million in cash flows from operations generated in the three months ended March 31, 2006, which is net of the change in alternative investments of $40.1 million. These increases were partially offset by a decrease in accumulated other comprehensive income of $49.0 million, net payments of deposit liabilities of $24.5 million and dividends paid of $3.0 million. The decline in unrealized appreciation on our fixed income portfolio, principally relates to increases in interest rates and our portfolio has not suffered any credit events during the period to March 31, 2006.

Liabilities for Property and casualty losses. Property and casualty losses totaled $2,087.1 million at March 31, 2006 compared to $2,006.0 million at December 31, 2005, an increase of 4.0%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the three months ended March 31, 2006, partially offset by losses paid on property and casualty losses. There was no significant development on prior period reserves during the three months ended March 31, 2006.

Liabilities for Life and annuity benefits. Life and annuity benefits totaled $853.6 million at March 31, 2006 compared to $854.2 million at December 31, 2005. The decrease in the three months ended March 31, 2006 was principally attributable to benefit payments on existing contracts in force during the three months ended March 31, 2006, partially offset by accretion of, and foreign exchange movements on, liabilities.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $652.2million at March 31, 2006 compared to $646.7 million at December 31, 2005, an increase of 0.8%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 35.6% of our losses and benefits recoverable at March 31, 2006. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 91.1% of its loss recoverable obligations.

In addition, at March 31, 2006, one other retrocessionaire accounted for 28.3% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 84.3% of its loss recoverable obligations. The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 30.2% of losses recoverable at March 31, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $104.9 million at March 31, 2006 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants. We were in compliance with all covenants of our bank loan at March 31, 2006.

Shareholders’ equity. Our shareholders’ equity increased to $1,223.8 million at March 31, 2006 from $1,198.9 million at December 31, 2005, an increase of 2.1%, principally reflecting income of $72.9 million partially offset by a decrease in accumulated other comprehensive income of $49.0 million during the three months ended March 31, 2006.

Liquidity. We generated $115.0 million of cash from operations during the three months ended March 31, 2006 compared to $166.6 million for the three months ended March 31, 2005. The two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We principally write casualty business in the property and casualty reinsurance segment and the property and casualty insurance segment. The casualty business we generally write has a long claim-tail and it is expected that we will generate significant operating cash flow as we build loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect to see changes in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our six years of operating history and can access our credit facility described in Note 7 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2006, Max Re, which is required to have approximately $225.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,085.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of March 31, 2006 providing an aggregate of $520.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at March 31, 2006.

Capital resources. At March 31, 2006, our capital structure consisted of common equity. Total capitalization amounted to $1,223.8 million as compared to $1,198.9 million at December 31, 2005, an increase of 2.1%. Our unallocated universal shelf registration filed on Form S-3 with the SEC on September 26, 2005 is no longer effective due to our failure to file our Form 10-K/A by the prescribed due date. However, we continue to believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

On October 11, 2005 we sold 11.0 million common shares at $23.50 per share in an underwritten public common share offering which resulted in net proceeds to Max Re Capital of approximately $246.0 million. As part of the offering, Max Re Capital granted the underwriters a 30 day option to purchase up to 1.65 million additional common shares. On November 4, 2005, the underwriters exercised their option in full, resulting in additional net proceeds to Max Re Capital of approximately $38.1 million. Substantially all of the net proceeds were contributed to our reinsurance operating subsidiaries to support expanded underwriting capacity, particularly in property insurance and property catastrophe reinsurance lines and for general corporate purposes.

On February 10, 2006, Max Re Capital’s board of directors declared a shareholder dividend of $0.05 per share payable to shareholders of record on February 24, 2006. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On April 28, 2006, Max Re Capital’s board of directors declared a dividend of $0.05 per share to be paid on May 26, 2006 to shareholders of record on May 12, 2006.

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

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligations	$150,000	$150,000	$—	$—	$—
Operating lease obligations	12,514	1,722	3,665	3,681	3,446
Property and casualty losses	2,087,065	561,491	820,088	355,414	350,072
Life and annuity benefits	1,358,614	81,906	150,294	132,804	993,610
Deposit liabilities	271,488	46,390	36,965	65,942	122,191

Total	$3,879,681	$841,509	$1,011,012	$557,841	$1,469,319

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and benefits” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of March 31, 2006 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at March 31, 2006 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 155 – Accounting for Certain Hybrid Financial Instruments(SFAS 155) – an amendment of FASB Statements No. 133 and 140

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155 – Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, – Accounting for Derivative Instruments and Hedging Activities, and No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Early adoption is permitted in specific circumstances for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133. We believe that the adoption of this standard will not have a material effect on the consolidated financial statements.

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

As of March 31, 2006, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At March 31, 2006, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.05%, or approximately $109.2 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.45%, or approximately $120.0 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2006, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.75%, or approximately $22.2 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.75%, or approximately $22.2 million.

ITEM 4. Controls and Procedures

Part A -Evaluation of Disclosure Controls and Procedures.

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

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, and solely because of the material weakness described in Part B below, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were not effective at March 31, 2006, and such disclosure controls did not ensure that material information relating to our company was made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Part B - Internal Control Over Financial Reporting

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

On May 30, 2006, we determined that we needed to restate our previously issued financial statements for the years ended December 31, 2005 through 2001. As a result of such financial statement restatement, management reassessed our internal control over financial reporting using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework criteria and identified the following control deficiencies:

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

These control deficiencies resulted in the restatement of our financial statements for the years ended December 31, 2005 through 2001. In connection with management’s reassessment of internal control over financial reporting, as of December 31, 2005 management determined that these control deficiencies constitute a material weakness within the meaning of Auditing Standards No. 2 of the Public Company Accounting Oversight Board (PCAOB). As a result, we concluded that our internal control over financial reporting was not effective as at December 31, 2005.

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation we believe that there was no such change during the three months ended March 31, 2006. However, as described in our filing on Form 10-K/A filed on June 7, 2006, since March 31, 2006 we have implemented controls to remediate the deficiencies identified above. Specifically we have:

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

We believe that, as of the date of this filing, we have taken steps that remediate the controls deficiencies in our disclosure controls and our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiry.

Possible SEC Inquiry. As previously announced, in connection with an internal review of three finite property and casualty retrocessional contracts, the ARMC voluntarily contacted the SEC. Although as of June 8, 2006 we had not received any formal indication from the SEC staff as to whether the staff will conduct its own review of the contracts in question or of our restatement of the financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, it is possible that the SEC staff will commence its own inquiry relating to these subjects. We intend to cooperate fully with the SEC but can provide no assurances as to whether an SEC inquiry, if any, will result in the same conclusions as those reached following the internal review by the ARMC. Further, if the SEC staff does commence an investigation, it could result in the SEC seeking various penalties and relief, including without limitation injunctive relief and/or civil monetary penalties. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an enforcement action is brought by the SEC, it could have a material adverse effect on us.

Nasdaq Staff Determination. We Received a Nasdaq Staff Determination on May 16, 2006 indicating that, due to our failure to file this Form 10-Q for the period ended March 31, 2006 on a timely basis, we failed to comply with the filing requirements for continued listing set forth in Marketplace Rule 4320 (e)(12), and our common shares are, therefore, subject to delisting from the Nasdaq National Market. On May 22, 2006, we made a timely request for a hearing with the Nasdaq Listing Qualifications Panel to review the Nasdaq staff’s determination, which stayed the delisting pending the hearing. Although no assurance can be made, we believe that upon filing of our 10-K/A and this Form 10-Q, the hearing will be cancelled, the notification letter will be rendered moot and the threat of the delisting of our common shares will be alleviated.

Other Actions. On April 4, 2006 a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, and including Max Re. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements for the period ended March 31, 2006.

While any proceeding contains an element of uncertainty, we currently do not believe that the ultimate outcome of all outstanding litigation, arbitrations and inquires will have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity, although an adverse response from the SEC or adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

ITEM 1A. Risk Factors

Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 10-K/A filed on June 7, 2006

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2006 to January 31, 2006)(1)	—	—	—	$36.0 million
(February 1, 2006 to February 28, 2006)	—	—	—	$36.0 million
(March 1, 2006 to March 31, 2006)	—	—	—	$36.0 million

Total	—	—	—	$36.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15.0 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $75.0 million of common shares by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 29, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $36.0 million of common shares as of May 31, 2006. The repurchase program has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

We are holding our 2006 Annual Meeting of Shareholders on September 18, 2006 (the “2006 Annual Meeting”). In 2005, the annual meeting of shareholders was held on April 28, 2005. As the date of the 2006 Annual Meeting has been delayed by more than 30 days from the date of our previous annual meeting, in accordance with the applicable rules of the Securities and Exchange Commission, we are hereby notifying our shareholders of the new meeting date for the 2006 Annual Meeting. We will be mailing the proxy statement and related materials in connection with the 2006 Annual Meeting on or about August 1, 2006. In light of this anticipated mailing schedule, we are hereby notifying our shareholders that June 18, 2006 will be the new date for submitting shareholder proposals for inclusion in our proxy statement for the 2006 Annual Meeting. We believe that such a deadline provides a reasonable time before we begin the mailing of our proxy materials for the 2006 Annual Meeting. Shareholder proposals received by us after June 18, 2006 will be considered untimely and will not be included in our proxy statement for the 2006 Annual Meeting. The record date for the 2006 Annual Meeting is June 30, 2006.

ITEM 6. Exhibits

Exhibit	Description

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on June 7, 2006).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Re Capital Ltd.

/s/ Robert J. Cooney
Name:	Robert J. Cooney
Title:	President and Chief Executive Officer
Date:	June 8, 2006

/s/ Keith S. Hynes
Name:	Keith S. Hynes
Title:	Executive Vice President and Chief Financial Officer
Date:	June 8, 2006