Form 10-Q
period 2006-06-30
MAX RE CAPITAL LTD
filed 2006-07-31
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2006

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of July 20, 2006 was 59,425,278.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Cash and cash equivalents	$353,271	$314,031
Fixed maturities, available for sale at fair value	2,770,203	2,682,864
Alternative investments, at fair value	1,322,571	1,230,889
Accrued interest income	32,294	32,632
Premiums receivable	421,051	398,666
Losses and benefits recoverable from reinsurers	673,522	646,669
Funds withheld	15,724	16,932
Deferred acquisition costs	73,370	69,015
Prepaid reinsurance premiums	119,187	83,493
Other assets	24,213	23,001

Total assets	$5,805,406	$5,498,192

LIABILITIES
Property and casualty losses	$2,183,741	$2,006,032
Life and annuity benefits	902,851	854,224
Deposit liabilities	199,268	225,328
Funds withheld from reinsurers	406,869	435,942
Unearned property and casualty premiums	530,617	442,976
Reinsurance balances payable	106,184	90,781
Accounts payable and accrued expenses	114,153	94,043
Bank loan	150,000	150,000

Total liabilities	4,593,683	4,299,326

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 59,425,278 shares issued and outstanding (2005 – 58,829,354)	59,425	58,829
Additional paid-in capital	940,077	926,386
Loans receivable from common share sales	(300)	(465)
Unearned stock grant compensation	(20,723)	(14,574)
Accumulated other comprehensive income (loss)	(74,711)	4,981
Retained earnings	307,955	223,709

Total shareholders’ equity	1,211,723	1,198,866

Total liabilities and shareholders’ equity	$5,805,406	$5,498,192

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
		(Restated)		(Restated)
REVENUES
Gross premiums written	$283,967	$245,107	$539,891	$700,796
Reinsurance premiums ceded	(73,639)	(52,705)	(131,401)	(96,724)

Net premiums written	$210,328	$192,402	$408,490	$604,072

Earned premiums	$249,283	$235,598	$455,409	$585,926
Earned premiums ceded	(50,094)	(43,517)	(96,463)	(85,521)

Net premiums earned	199,189	192,081	358,946	500,405
Net investment income	36,497	24,965	70,526	48,654
Net gains on alternative investments	(5,636)	3,597	49,223	17,974
Net realized gains (losses) on sales of fixed maturities	(5,285)	813	(6,960)	1,203
Other income	165	1,182	664	2,500

Total revenues	224,930	222,638	472,399	570,736

LOSSES AND EXPENSES
Losses and benefits	164,746	155,717	289,706	423,142
Acquisition costs	18,847	17,921	40,390	39,423
Interest expense	7,662	13,372	14,007	19,604
General and administrative expenses	16,354	12,310	38,112	27,567

Total losses and expenses	207,609	199,320	382,215	509,736

NET INCOME	17,321	23,318	90,184	61,000
Change in net unrealized appreciation of fixed maturities	(31,104)	49,248	(81,174)	27,733
Foreign currency translation adjustment	383	(3,716)	1,482	(4,325)

COMPREHENSIVE INCOME (LOSS)	$(13,400)	$68,850	$10,492	$84,408

Basic earnings per share	$0.29	$0.50	$1.52	$1.32

Diluted earnings per share	$0.27	$0.47	$1.42	$1.22

Weighted average shares outstanding—basic	59,386,469	46,258,301	59,336,432	46,155,728

Weighted average shares outstanding—diluted	63,340,090	49,746,583	63,638,422	49,773,858

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2006	2005
		(Restated)
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	58,829	45,826
Issuance of common shares	596	609
Repurchase of shares	—	(335)

Balance, end of period	59,425	46,100

Additional paid-in capital
Balance, beginning of period	926,386	648,446
Issuance of common shares	13,257	11,478
Stock option expense	434	412
Repurchase of shares	—	(7,025)

Balance, end of period	940,077	653,311

Loans receivable from common share sales
Balance, beginning of period	(465)	(10,515)
Loans repaid	165	10,050

Balance, end of period	(300)	(465)

Unearned stock grant compensation
Balance, beginning of period	(14,574)	(13,294)
Stock grants awarded	(12,587)	(10,812)
Amortization	6,438	4,824

Balance, end of period	(20,723)	(19,282)

Accumulated other comprehensive income (loss)
Balance, beginning of period	4,981	22,227
Holding (losses) gains on fixed maturities arising in period	(88,134)	28,936
Net realized losses (gains) included in net income	6,960	(1,203)
Currency translation adjustments	1,482	(4,325)

Balance, end of period	(74,711)	45,635

Retained earnings
Balance, beginning of period	223,709	226,336
Net income	90,184	61,000
Dividends paid	(5,938)	(3,711)

Balance, end of period	307,955	283,625

Total shareholders’ equity	$1,211,723	$1,008,924

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2006	2005
		(Restated)
OPERATING ACTIVITIES
Net income	$90,184	$61,000
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	6,872	5,236
Amortization of premium on fixed maturities	3,554	4,642
Net realized losses (gains) on sale of fixed maturities	6,960	(1,203)
Alternative investments	(91,566)	(50,298)
Accrued interest income	338	(1,396)
Premiums receivable	(22,385)	(50,517)
Losses recoverable from reinsurers	(26,853)	(4,269)
Funds withheld	1,208	723
Deferred acquisition costs	(4,355)	(34,397)
Prepaid reinsurance premiums	(35,694)	(10,115)
Other assets	(1,212)	(1,294)
Property and casualty losses	177,709	40,897
Life and annuity benefits	48,627	123,070
Funds withheld from reinsurers	(29,073)	(18,070)
Unearned property and casualty premiums	87,641	110,429
Reinsurance balances payable	15,403	(2,892)
Accounts payable and accrued expenses	20,110	(29,758)

Cash from operating activities	247,468	141,788

INVESTING ACTIVITIES
Purchases of fixed maturities	(611,157)	(774,613)
Sales of fixed maturities	342,102	689,499
Redemptions of fixed maturities	89,912	19,420

Cash used in investing activities	(179,143)	(65,694)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,266	1,275
Repurchase of common shares	—	(7,360)
Dividends paid	(5,938)	(3,711)
Additions to deposit liabilities	11,048	15,460
Payments of deposit liabilities	(37,108)	(56,266)
Loans repaid	165	10,050

Cash used in financing activities	(30,567)	(40,552)

Effect of exchange rate on cash	1,482	(4,325)
Changes in cash and cash equivalents	39,240	31,217
Cash and cash equivalents, beginning of period	314,031	239,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$353,271	$270,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $5,767 and $3,469 for the six months ended June 30, 2006 and 2005, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

The interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with Regulation S-X and include the accounts of Max Re Capital Ltd. (“Max Re Capital”), Max Re Ltd. (“Max Re”), Max Re Managers Ltd. (“Max Re Managers”), Max Europe Holdings Limited and its subsidiary companies (collectively, “Max Europe”) and Max Re Diversified Strategies Ltd. (“Max Re Diversified” and, collectively with Max Re Capital, Max Re, Max Re Managers and Max Europe, the “Company”). In the opinion of management, these financial statements reflect all the normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations as of the dates and for the periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

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

SFAS 123R requires consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees. The Company has considered expected forfeitures and awards granted to retirement-eligible employees in the determination of stock-based compensation expense and they did not have a material effect on operating results during the period.

The pro forma net income and earnings per share of recognizing stock-based compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to all stock options granted by the Company for the three months and six months ended June 30, 2005 is as follows:

(Restated)

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amount)		(in thousands, except per share amount)
Net income	$23,318	$22,978	$61,000	$60,289
Stock-based compensation expense	$161	$501	$412	$1,123
Basic earnings per share	$0.50	$0.50	$1.32	$1.31
Diluted earnings per share	$0.47	$0.46	$1.22	$1.21

The Company recognized stock-based compensation of $0.03 million and $0.05 million during the three months and six months ended June 30, 2006, respectively, due to the adoption of FAS No. 123(R) related to the vesting in 2006 of options granted prior to January 1, 2003.

3. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

4. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $104.3 million at June 30, 2006 were pledged as collateral to which the Company is exposed to credit risk. Under generally accepted accounting principles, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to Max Re at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

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

A summary of operating results by segment for the three months and six months ended June 30, 2006 and 2005 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended June 30, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$113,790	$127,381	$241,171	$42,796	$—	$283,967
Reinsurance premiums ceded	(11,464)	(62,069)	(73,533)	(106)	—	(73,639)

Net premiums written	$102,326	$65,312	$167,638	$42,690	$—	$210,328

Earned premiums	$115,637	$90,850	$206,487	$42,796	$—	$249,283
Earned premiums ceded	(7,391)	(42,597)	(49,988)	(106)	—	(50,094)

Net premiums earned	108,246	48,253	156,499	42,690	—	199,189
Net investment income	—	—	—	—	36,497	36,497
Net losses on alternative investments	—	—	—	—	(5,636)	(5,636)
Net realized losses on sales of fixed maturities	—	—	—	—	(5,285)	(5,285)
Other income	—	—	—	—	165	165

Total revenues	108,246	48,253	156,499	42,690	25,741	224,930

Losses and benefits	75,199	37,723	112,922	51,824	—	164,746
Acquisition costs	18,572	(10)	18,562	285	—	18,847
Interest expense	—	—	—	—	7,662	7,662
General and administrative expenses	5,211	3,183	8,394	674	7,286	16,354

Total losses and expenses	98,982	40,896	139,878	52,783	14,948	207,609

Net income (loss)	$9,264	$7,357	$16,621	$(10,093)	$10,793	$17,321

Loss Ratio	69.5%	78.2%	72.2%
Combined Ratio	91.4%	84.8%	89.4%

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$298,773	$197,547	$496,320	$43,571	$—	$539,891
Reinsurance premiums ceded	(27,523)	(103,617)	(131,140)	(261)	—	(131,401)

Net premiums written	$271,250	$93,930	$365,180	$43,310	$—	$408,490

Earned premiums	$232,671	$179,167	$411,838	$43,571	$—	$455,409
Earned premiums ceded	(15,307)	(80,895)	(96,202)	(261)	—	(96,463)

Net premiums earned	217,364	98,272	315,636	43,310	—	358,946
Net investment income	—	—	—	—	70,526	70,526
Net gains on alternative investments	—	—	—	—	49,223	49,223
Net realized losses on sales of fixed maturities	—	—	—	—	(6,960)	(6,960)
Other income	—	—	—	—	664	664

Total revenues	217,364	98,272	315,636	43,310	113,453	472,399

Losses and benefits	152,006	74,832	226,838	62,868	—	289,706
Acquisition costs	39,403	443	39,846	544	—	40,390
Interest expense	—	—	—	—	14,007	14,007
General and administrative expenses	10,972	6,873	17,845	1,317	18,950	38,112

Total losses and expenses	202,381	82,148	284,529	64,729	32,957	382,215

Net income (loss)	$14,983	$16,124	$31,107	$(21,419)	$80,496	$90,184

Loss Ratio	69.9%	76.1%	71.9%
Combined Ratio	93.1%	83.6%	90.1%

(Expressed in thousands of United States Dollars)

	Three Months Ended June 30, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
			(Restated)
Gross premiums written	$100,110	$110,919	$211,029	$34,078	$—	$245,107
Reinsurance premiums ceded	(7,932)	(44,417)	(52,349)	(356)	—	(52,705)

Net premiums written	$92,178	$66,502	$158,680	$33,722	$—	$192,402

Earned premiums	$126,704	$74,816	$201,520	$34,078	$—	$235,598
Earned premiums ceded	(9,986)	(33,175)	(43,161)	(356)	—	(43,517)

Net premiums earned	116,718	41,641	158,359	33,722	—	192,081
Net investment income	—	—	—	—	24,965	24,965
Net gains on alternative investments	—	—	—	—	3,597	3,597
Net realized gains on sales of fixed maturities	—	—	—	—	813	813
Other income	—	—	—	—	1,182	1,182

Total revenues	116,718	41,641	158,359	33,722	30,557	222,638

Losses and benefits	83,600	30,232	113,832	41,885	—	155,717
Acquisition costs	18,283	(1,281)	17,002	919	—	17,921
Interest expense	—	—	—	—	13,372	13,372
General and administrative expenses	3,927	2,746	6,673	797	4,840	12,310

Total losses and expenses	105,810	31,697	137,507	43,601	18,212	199,320

Net income (loss)	$10,908	$9,944	$20,852	$(9,879)	$12,345	$23,318

Loss Ratio	71.6%	72.6%	71.9%
Combined Ratio	90.7%	76.1%	86.8%

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
			(Restated)
Gross premiums written	$348,320	$175,174	$523,494	$177,302	$—	$700,796
Reinsurance premiums ceded	(23,910)	(72,417)	(96,327)	(397)	—	(96,724)

Net premiums written	$324,410	$102,757	$427,167	$176,905	$—	$604,072

Earned premiums	$266,022	$142,602	$408,624	$177,302	$—	$585,926
Earned premiums ceded	(22,552)	(62,572)	(85,124)	(397)	—	(85,521)

Net premiums earned	243,470	80,030	323,500	176,905	—	500,405
Net investment income	—	—	—	—	48,654	48,654
Net gains on alternative investments	—	—	—	—	17,974	17,974
Net realized gains on sales of fixed maturities	—	—	—	—	1,203	1,203
Other income	—	—	—	—	2,500	2,500

Total revenues	243,470	80,030	323,500	176,905	70,331	570,736

Losses and benefits	172,449	57,793	230,242	192,900	—	423,142
Acquisition costs	39,140	(857)	38,283	1,140	—	39,423
Interest expense	—	—	—	—	19,604	19,604
General and administrative expenses	7,571	5,275	12,846	1,836	12,885	27,567

Total losses and expenses	219,160	62,211	281,371	195,876	32,489	509,736

Net income (loss)	$24,310	$17,819	$42,129	$(18,971)	$37,842	$61,000

Loss Ratio	70.8%	72.2%	71.2%
Combined Ratio	90.0%	77.7%	87.0%

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
	(Expressed in thousands of United States Dollars)
		(Restated)
North America	$285,712	$384,946
Europe	254,179	315,850
Reinsurance Ceded–North America	(89,609)	(67,776)
Reinsurance Ceded–Europe	(41,792)	(28,948)

	$408,490	$604,072

Three customers accounted for 7.8%, 5.1% and 4.9%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2006. Three customers accounted for 20.4%, 8.6% and 5.8%, respectively, of the Company’s gross premiums written during the six months ended June 30, 2005.

6. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared dividends of $0.05 per share on each of February 10, 2006 and April 28, 2006, payable to shareholders of record on February 24, 2006 and May 12, 2006, respectively.

The Company did not repurchase any common shares during the three months ended June 30, 2006. As of June 30, 2006, the remaining authorization under the Company’s share repurchase program was approximately $36.0 million.

7. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company that is managed by Max Re Managers and in which Max Re has a 7.5% equity investment. Although the variable quota share retrocession agreement with Grand Central Re remains in force, the parties have agreed that Max Re will not cede any new business to Grand Central Re with effect from January 1, 2004.

	June 30,
	2006	2005
	(Expressed in thousands of United States Dollars)
		(Restated)
Losses and benefits recoverable from reinsurers	$227,362	$209,399
Prepaid reinsurance premiums	—	1,500
Deposit liabilities	31,936	36,442
Funds withheld from reinsurers	219,557	229,759
Reinsurance balances payable	24,492	7,308
Reinsurance premiums ceded	1,900	2,424
Earned premiums ceded	1,900	7,674
Other income	430	2,407
Losses and benefits	178	6,209
Interest expense	472	6,057

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

For the six months ended June 30, 2006 and 2005, Alstra received $ 4.5 million and $3.8 million in fees, respectively, as the fund of funds advisor for Max Re Diversified. In addition, for the six months ended June 30, 2006 and 2005, Moore Capital received aggregate management and incentive fees of $ 1.3 million and $ 4.7 million, respectively, from Max Re Diversified’s assets invested in underlying funds managed by Moore Capital.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

8. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of June 30, 2006. The Company’s primary credit facility, entered into in June 2005, provides $450.0 million of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company replaced its then existing credit facility with this new facility principally to increase credit capacity from $300.0 million to $450.0 million, to provide that a portion of the facility be available for loans to Max Re or Max Re Capital as well as letters of credit for Max Re and to permit that a portion of the facility be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $350.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re or Max Re Capital up to an aggregate of $100.0 million, with a maximum of $50.0 million to Max Re Capital. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At June 30, 2006 and December 31, 2005, letters of credit totaling $331.2 million and $320.9 million, respectively, were issued and outstanding under this facility. As of June 30, 2006 and December 31, 2005, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $390.8 million and $351.5 million at June 30, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At June 30, 2006 and December 31, 2005, letters of credit totaling $49.4 million and $49.7 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $54.9 million and $54.2 million at June 30, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At June 30, 2006 and December 31, 2005, letters of credit totaling $20.0 million were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $22.6 million and $22.6 million at June 30, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its credit facilities at June 30, 2006.

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

The Company did not grant any stock options during the three month periods ended June 30, 2006 and 2005. The fair value of stock options granted during the six month periods ended June 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2006	2005
Option valuation assumptions:
Expected option life	7 years	7 years
Expected dividend yield	0.89%	0.55%
Expected volatility	17.12%	21.63%
Risk-free interest rate	4.70%	4.68%

The Company recognized $0.1 million and $0.2 million of stock-based compensation expense related to stock option awards for each of the three months ended June 30, 2006 and 2005, respectively. Stock-based compensation expense related to stock option awards for the six months ended June 30, 2006 and 2005 was $0.4 million and $0.4 million, respectively. The Company did not capitalize any cost of stock-based compensation. As of June 30, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $0.3 million, which is expected to be recognized over a weighted average period of 1.3 years.

There were no stock options exercised during the three month period ended June 30, 2006 and 2005. Total intrinsic value of stock options exercised during the six month periods ended June 30, 2006 and 2005 was $0.4 million and $0.7 million, respectively.

A summary of the Company’s options outstanding as of June 30, 2006 and changes during the six months ended June 30, 2006 follows:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2005	2,066,869	$15.54	$5.15	6.0 years	$24,685,066	$10.26-$22.74
Options granted	17,754	$24.70	$7.02	7.0 years		$23.08-$26.70
Options exercised	(36,100)	$13.22				$11.50-$15.66
Options forfeited	(1,400)	$20.94				$11.19-$24.84
Balance, June 30, 2006	2,047,123	$15.65	$5.21	5.5 years	$12,957,637	$10.26-$26.70

Options exercisable, June 30, 2006	1,901,221	$15.57	$5.20	5.3 years	$12,148,190	$10.26-$26.70

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards was $3.3 million and $6.4 million for the three months and six months ended June 30, 2006 compared to $2.6 million and $4.9 million for the three months and six months ended June 30, 2005.

A summary of the Company’s non-vested restricted stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006, follows:

	Nonvested Restricted Stock	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2005	1,534,427	$20.04
Restricted Stock Granted	500,078	$25.31
Restricted Stock Vested	(310,063)	$11.40
Restricted Stock Forfeited	(6,600)	$22.76

Balance, June 30, 2006	1,717,842	$23.11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005 and our financial condition as of June 30, 2006. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on June 7, 2006.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in other documents filed by us with the SEC) include, without limitation:

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that adopted by us following an internal review by the Audit and Risk Management Committee (“ARMC”), which has resulted in a restatement of our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as described in our Annual Report on Form 10-K/A for the period ended December 31, 2005;

•	catastrophic events;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development; and

•	loss of key executives.

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

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. The property and casualty market currently provides more opportunities to us than the life and annuity market due to a shortage of capacity in certain product lines in the property and casualty market. We believe that the substantial industry losses resulting from recent hurricanes and additional focus by buyers of reinsurance on catastrophe exposure management will continue to result in improved premium rates, terms and conditions in the property and property catastrophe reinsurance and insurance markets despite additional capital entering the market. As a result, we are growing our short-tail property and property catastrophe reinsurance and insurance premium volume.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 10 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at June 30, 2006, the allocation of invested assets was approximately 70.3% in cash and fixed maturities and 29.7% in alternative investments.

Our principal operating subsidiary is Max Re. At June 30, 2006, Max Re had $1,158.4 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

On March 24, 2006, subsequent to the filing on February 15, 2006 of our Annual Report on Form 10-K for the year ended December 31, 2005, the ARMC announced that it had initiated a review of three finite risk retrocessional contracts purchased in 2001 and 2003. The review was to consider whether these contracts were properly accounted for by Max Re, principally with respect to whether they contain sufficient risk transfer to meet the requirements of Financial Accounting Standard No. 113. The ARMC engaged an independent law firm and accounting consultants to assist in the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC.

The internal review affirmed our original belief that the three contracts in question contained sufficient risk transfer to meet the requirements of Financial Accounting Standard No. 113. However, as part of the review, we re-evaluated the accounting methodology used for these contracts. This re-evaluation led to the restatement of our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 in order to reflect the substance of these transactions more accurately. The restated amounts for the three and six month periods ended June 30, 2005 are reflected throughout this report.

As further described in our filing on Form 10-K/A, the effect of the restatement is to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 is a decrease of $17.2 million.

Executive Summary

For the six months ended June 30, 2006, underwriting and investment results were in line with our expectations. Our property and casualty underwriting activities resulted in a 90.1% combined ratio (total losses and expenses as a percentage of net premiums earned) for the six months ended June 30, 2006 compared to 87.0 % for the six months ended June 30, 2005. The increase in combined ratio is principally attributable to an increased expense ratio resulting from increased staff levels within our property and casualty underwriting departments and modestly higher loss ratios for certain insurance product lines. Our alternative investments produced a 4.00% return during the six months ended June 30, 2006 compared to 1.46% for the six months ended June 30, 2005.

During the six months ended June 30, 2006, our gross premiums written decreased 23.0 % compared to the same period in 2005 due primarily to a decrease in life and annuity business written during the six months ended June 30, 2006, and our reduced participation on certain property and casualty reinsurance renewals. Our property and casualty insurance business produced an increase of 12.7% in gross premiums written for the six months ended June 30, 2006 compared to the same period in 2005. Although overall property and casualty gross premiums written decreased, we are pleased with the reduction in certain exposure areas in the period, and believe we have improved the diversification and return characteristics of our property and casualty liability portfolio.

Our current emphasis in our property and casualty reinsurance segment is on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. We continue to emphasize casualty lines in our property and casualty reinsurance and insurance segments. We have been pleased with the market acceptance of our newly formed property catastrophe reinsurance capabilities and the growth in our property insurance volume. The addition and expansion of the shorter-tail lines will allow us to continue to diversify our property and casualty exposures.

Our life and annuity reinsurance premium volume for the six months ended June 30, 2006 was significantly lower than the same period of 2005, due to the closing of two transactions in 2005 that resulted in gross written premium of $177.3 million compared with one transaction in 2006 that resulted in gross written premium of $41.9 million. We recognized $62.9 million in benefit expenses during the six months ended June 30, 2006 compared to $192.9 million for the six months ended June 30, 2005.

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

Losses and benefits represented our largest expense and accounted for 67.2% of total liabilities at June 30, 2006. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to corroborate management’s estimates.

Net income for the six months ended June 30, 2006 was $90.2 million compared to $61.0 million for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 were principally attributable to underwriting income generated from our property and casualty business and increased income from our alternative investments compared to the six months ended June 30, 2005.

Our investments during the six months ended June 30, 2006 produced a total return of 0.85% compared to 2.81% for the six months ended June 30, 2005. The cash and fixed maturities portfolio produced a total return of (0.47%) during the six months ended June 30, 2006 compared to 3.46% for the six months ended June 30, 2005. During the six months ended June 30, 2006, our alternative investments generated a 4.00% rate of return compared to a 1.46% rate of return for the same period in 2005. Given the negative performance of the major fixed maturities indices and positive returns on fund of funds indices over the six months ended June 30, 2006, we believe the performance of our investments was consistent with the broader investment market returns.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the six months ended June 30, 2006, we generated $247.5 million of cash from operations, which is net of the change in alternative investments of $91.6 million, and invested $179.1 million in fixed maturities. We expect to generate positive operating cash flow during 2006 through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance businesses. Additionally, we recognize returns from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying contracts. Life and annuity premiums are generally earned when the premium is due from policyholders. Each of our reinsurance contracts contain pricing considerations and terms and conditions that influence expected returns on capital. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates for our property and casualty reinsurance business are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received. We are writing a greater number of excess of loss contracts, which are less likely to have changes in premium estimates than quota share or proportional contracts.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2006. We believe that the critical accounting policies set forth in our Form 10-K/A, filed on June 7, 2006, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended June 30, 2006	% change	Three Months Ended June 30, 2005
		In millions of US Dollars	(Restated)
Gross premiums written	$113.8	13.7%	$100.1
Reinsurance premiums ceded	(11.5)	45.6%	(7.9)

Net premiums written	$102.3	11.0%	$92.2

Net premiums earned(a)	$108.2	(7.3)%	$116.7

Losses(b)	75.2	(10.0)%	83.6
Acquisition costs	18.6	1.6%	18.3
General and administrative expenses	5.2	33.3%	3.9

Total losses and expenses(c)	$99.0	(6.4)%	$105.8

Net income	$9.2	(15.6)%	$10.9

Loss ratio(b)/(a)	69.5%		71.6%
Combined ratio(c)/(a)	91.4%		90.7%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio (“loss ratio”) is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended June 30, 2006 were $113.8 million compared to $100.1 million for the three months ended June 30, 2005, an increase of 13.7%. The increase reflects premiums written of approximately $20.0 million by our recently formed property catastrophe team and is partially offset by our decision to reduce our participation percentage on certain renewal business. We continue to focus on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. As a result the average contract size has decreased from approximately $1.5 million for the three months ended June 30, 2005 to $0.9 million for the three months ended June 30, 2006. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. There were no material changes in premium estimates in the three months ended June 30, 2006 and June 30, 2005.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended June 30, 2006 were $11.5 million compared to $7.9 million for the three months ended June 30, 2005, an increase of 45.6%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 7.3% to $108.2 million for the three months ended June 30, 2006. The decrease is principally attributed to a reduction in gross premiums written in the last twelve month period.

Losses. Losses relating to property and casualty reinsurance were $75.2 million for the three months ended June 30, 2006 compared to $83.6 million for the three months ended June 30, 2005, a decrease of 10.0%, which is consistent with the decrease in our net premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the three months ended June 30, 2006 was 69.5% compared to 71.6% for the three months ended June 30, 2005 and reflects an increase in property and property catastrophe premium earned with no major catastrophes in the three months ended June 30, 2006. There were no significant adjustments in prior year reinsurance reserves during the three months ended June 30, 2006.

Acquisition costs. Acquisition costs were $18.6 million for the three months ended June 30, 2006 compared to $18.3 million for the three months ended June 30, 2005, an increase of 1.6%. The increase in acquisition costs for the three months ended June 30, 2006 is due to higher average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $5.2 million for the three months ended June 30, 2006 compared to $3.9 million for the three months ended June 30, 2005, an increase of 33.3%. The increase resulted principally from ongoing personnel and infrastructure costs associated with our reinsurance staff including additional property catastrophe underwriters hired in the fourth quarter of 2005. The general and administrative expense to net premiums earned ratio was 4.8% for the three months ended June 30, 2006 compared to 3.3% for the three months ended June 30, 2005 and reflects the additional expenses and lower net premiums earned.

Net income. Net income attributable to property and casualty reinsurance for the three months ended June 30, 2006 was $9.2 million compared to $10.9 million for the three months ended June 30, 2005. The results for the three months ended June 30, 2006 were principally attributable to lower net premiums earned, higher average acquisition costs and additional personnel costs.

Property and Casualty Insurance Segment

	Three Months Ended June 30, 2006	% change	Three Months Ended June 30, 2005
		In millions of US Dollars
Gross premiums written	$127.4	14.9%	$110.9
Reinsurance premiums ceded	(62.1)	39.9%	(44.4)

Net premiums written	$65.3	(1.8)%	$66.5

Net premiums earned(a)	$48.3	16.1%	$41.6

Losses(b)	37.7	24.8%	30.2
Acquisition costs	—	n/a %	(1.3)
General and administrative expenses	3.2	14.3%	2.8

Total losses and expenses(c)	$40.9	29.0%	$31.7

Net income	$7.4	(25.3)%	$9.9

Loss ratio(b)/(a)	78.2%		72.6%
Combined ratio(c)/(a)	84.8%		76.1%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)).

The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended June 30, 2006 were $127.4 million compared to $110.9 million for the three months ended June 30, 2005, an increase of 14.9%. The increase is principally the result of the continued expansion of business written by our property underwriting team. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended June 30, 2006 were $62.1 million compared to $44.4 million for the three months ended June 30, 2005, an increase of 39.9%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended June 30, 2006 was 48.7% compared to 40.0% for the three months ended June 30, 2005. Not all of the contracts we write are included in our quota share treaties, and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned for insurance increased by 16.1% to $48.3 million for the three months ended June 30, 2006. The increase is principally attributable to increased volume in existing insurance products and expansion of our property insurance underwriting activities.

Losses. Losses relating to insurance were $37.7 million for the three months ended June 30, 2006 compared to $30.2 million for the three months ended June 30, 2005, an increase of 24.8%. The increase is principally attributable to the growth in our net premiums earned for this segment and an increased 2006 loss ratio for our professional liability business due to a declining price environment and underlying loss trends. The loss ratio for our insurance segment for the three months ended

June 30, 2006 was 78.2% compared to 72.6% for the same period in 2005. During the three months ended June 30, 2006, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were nil for the three months ended June 30, 2006 compared to $(1.3) million for the three months ended June 30, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs during each of the three months ended June 30, 2006 and 2005 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty insurance business.

General and administrative expenses. General and administrative expenses were $3.2 million for the three months ended June 30, 2006 compared to $2.8 million for the three months ended June 30, 2005. The general and administrative expense to net premiums earned ratio was 6.6% for the three months ended June 30, 2006 compared to 6.7% for the three months ended June 30, 2005.

Net income. Net income attributable to the property and casualty insurance segment for the three months ended June 30, 2006 was $7.4 million compared to $9.9 million for the three months ended June 30, 2005. The results for the three months ended June 30, 2006 were principally attributable to an increased combined ratio partially offset by increased net premium earned.

Life and Annuity Reinsurance Segment

	Three Months Ended June 30, 2006	% change	Three Months Ended June 30, 2005
		In millions of US Dollars
Gross premiums written	$42.8	25.5%	$34.1
Reinsurance premiums ceded	(0.1)	(75.0)%	(0.4)

Net premiums written	$42.7	26.7%	$33.7

Net premiums earned	$42.7	26.7%	$33.7

Benefits	51.8	23.6%	41.9
Acquisition costs	0.3	(66.7)%	0.9
General and administrative expenses	0.7	(12.5)%	0.8

Total benefits and expenses	$52.8		$43.6

Net underwriting loss	$(10.1)	2.0%	$(9.9)

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

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the three months ended June 30, 2006 were $42.8 million compared to $34.1 million for the three months ended June 30, 2005. We wrote one reinsurance contract during each of the three months ended June 30, 2006 and 2005, which principally account for the gross premiums written during each period. The level of business written in future periods will vary, perhaps materially, based upon market conditions and the opportunities presented to us.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $0.1 million for the three months ended June 30, 2006 compared to $0.4 million for the three months ended June 30, 2005.

Net premiums earned. Life and annuity reinsurance business written during each three month period was fully earned in that period.

Benefits. Benefits relating to the life and annuity reinsurance segment were $51.8 million for the three months ended June 30, 2006 compared to $41.9 million for the three months ended June 30, 2005. Benefits include regular accretion of existing liabilities together with benefits incurred on transactions written during the period. The increase was principally due to the recognition of losses associated with the premiums written and earned in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Acquisition costs. Acquisition costs were $0.3 million for the three months ended June 30, 2006 compared to $0.9 million for the three months ended June 30, 2005 and relate to the regular amortization of deferred acquisition costs. The acquisition costs on the life and annuity reinsurance transactions that we bind will vary from period to period depending on brokerage rates.

General and administrative expenses. General and administrative expenses were $0.7 million for the three months ended June 30, 2006 compared to $0.8 million for the three months ended June 30, 2005.

Net loss. Although we expect to incur underwriting losses in connection with our life and annuity reinsurance contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin. Net loss attributable to the life and annuity reinsurance segment for the three months ended June 30, 2006 was $10.1 million compared to $9.9 million for the three months ended June 30, 2005. The results are driven by the accretion of the life and annuity reinsurance benefits over time.

Corporate Function

	Three Months Ended June 30, 2006	% change	Three Months Ended June 30, 2005
		In millions of US Dollars
Net investment income	$36.5	46.0%	$25.0

Net gains (losses) on alternative investments	(5.6)	n/a %	3.6

Net realized gains (losses) on sale of fixed maturities	(5.3)	n/a %	0.8

Other income	0.2	(83.3)%	1.2

Interest expense	(7.7)	(42.5)%	(13.4)

General and administrative expenses not included in segment results	(7.3)	52.1%	(4.8)

Net income excluding segment results	$10.8	(12.9)%	$12.4

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the three months ended June 30, 2006 increased $11.5 million to $36.5 million compared to $25.0 million for the three months ended June 30, 2005, an increase of 46.0%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,517.1 million at June 30, 2005 to $3,123.4 million at June 30, 2006, resulting from cash flow from operations since June 30, 2005 and the additional capital we raised in October and November 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended June 30, 2006 was 4.74% compared to 4.09% for the three months ended June 30, 2005, reflecting the increase in interest rates over the past year.

Net gains (losses) on alternative investments. Net losses on the alternative investment portfolio were $5.6 million, or (0.44)%, including a gain of $1.8 million from our private equity reinsurance investments, for the three months ended June 30, 2006 compared to a gain of $3.6 million, or 0.26%, including a gain of $5.2 million from our private equity reinsurance investments, for the three months ended June 30, 2005. The return when compared to the same period in the prior year is consistent with returns achieved in the broader fund of fund markets in each period.

Net realized gains (losses) on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed above in “Drivers of Profitability”. The realized losses in the three months ended June 30, 2006 of $5.3 million and gains of $0.8 million in the three months ended June 30, 2005, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

Interest expense. Interest expense was $7.7 million for the three months ended June 30, 2006 compared to $13.4 million for the three months ended June 30, 2005. Interest expense includes $0.8 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended June 30, 2006 compared to $6.6 million for the three months ended June 30, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices which had a smaller total return for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

General and administrative expenses. General and administrative expenses were $7.3 million for the three months ended June 30, 2006 compared to $4.8 million for the three months ended June 30, 2005 an increase of 52.1%. The increase in general and administrative expenses results principally from additional personnel and infrastructure costs.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
		In millions of US Dollars	(Restated)
Gross premiums written	$298.8	(14.2)%	$348.3
Reinsurance premiums ceded	(27.5)	15.1%	(23.9)
Net premiums written	$271.3	(16.4)%	$324.4

Net premiums earned(a)	$217.4	(10.7)%	$243.5

Losses(b)	152.0	(11.9)%	172.5

Acquisition costs	39.4	0.8%	39.1
General and administrative expenses	11.0	44.7%	7.6

Total losses and expenses(c)	$202.4	(7.7)%	$219.2

Net underwriting income	$15.0	(38.3)%	$24.3

Loss ratio(b)/(a)	69.9%		70.8%
Combined ratio(c)/(a)	93.1%		90.0%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the six months ended June 30, 2006 were $298.8 million compared to $348.3 million for the six months ended June 30, 2005, a decrease of 14.2%. The decrease reflects our decision to reduce our participation percentage on certain renewal business and is partially offset by premiums written of approximately $44.0 million by our recently formed property catastrophe reinsurance team. We continue to focus on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. As a result the average contract size has decreased from approximately $2.1 million for the six months ended June 30, 2005 to $1.0 million for the six months ended June 30, 2006. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. There were no material changes in premium estimates in the six months ended June 30, 2006 and June 30, 2005.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the six months ended June 30, 2006 were $27.5 million compared to $23.9 million for the six months ended June 30, 2005, an increase of 15.1%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 10.7% to $217.4 million for the six months ended June 30, 2006. The decrease is principally attributed to a reduction in gross premiums written.

Losses. Losses relating to property and casualty reinsurance were $152.0 million for the six months ended June 30, 2006 compared to $172.5 million for the six months ended June 30, 2005, a decrease of 11.9%, which is consistent with the decrease in our net premiums earned. The loss ratio for our property and casualty reinsurance segment for the six months ended June 30, 2006 was 69.9% compared to 70.8% for the six months ended June 30, 2005. There were no significant adjustments in prior year reinsurance reserves during the six months ended June 30, 2006.

Acquisition costs. Acquisition costs were $39.4 million for the six months ended June 30, 2006 compared to $39.1 million for the six months ended June 30, 2005, an increase of 0.8%. The increase in acquisition costs for the six months ended June 30, 2006, is due to higher average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $11.0 million for the six months ended June 30, 2006 compared to $7.6 million for the six months ended June 30, 2005, an increase of 44.7%. The increase resulted principally from ongoing personnel and infrastructure costs associated with our reinsurance staff including additional property catastrophe underwriters hired in the fourth quarter of 2005. The general and administrative expense to net premiums earned ratio was 5.1% for the six months ended June 30, 2006 compared to 3.1% for the six months ended June 30, 2005 and reflects the additional expenses and lower net premiums earned.

Net income. Net income attributable to property and casualty reinsurance for the six months ended June 30, 2006 was $15.0 million compared to $24.3 million for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 were principally attributable to lower net premiums earned, higher average acquisition costs and additional staff costs.

Property and Casualty Insurance Segment

	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
		In millions of US Dollars
Gross premiums written	$197.5	12.7%	$175.2
Reinsurance premiums ceded	(103.6)	43.1%	(72.4)

Net premiums written	$93.9	(8.7)%	$102.8

Net premiums earned(a)	$98.2	22.8%	$80.0

Losses(b)	74.8	29.4%	57.8
Acquisition costs	0.4	n/a %	(0.9)
General and administrative expenses	6.9	30.2%	5.3

Total losses and expenses(c)	$82.1	32.0%	$62.2

Net income	$16.1	(9.6)%	$17.8

Loss ratio(b)/(a)	76.1%		72.2%
Combined ratio(c)/(a)	83.6%		77.7%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the six months ended June 30, 2006 were $197.5 million compared to $175.2 million for the six months ended June 30, 2005, an increase of 12.7%. The increase is principally the result of the continued expansion of business written by our property team.

Reinsurance premiums ceded. Reinsurance premiums ceded for the six months ended June 30, 2006 were $103.6 million compared to $72.4 million for the six months ended June 30, 2005, an increase of 43.1%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. In addition, we purchased catastrophe reinsurance protection for certain property exposures. The ratio of reinsurance premiums ceded to gross premiums written for the six months ended June 30, 2006 was 52.5% compared to 41.3% for the six months ended June 30, 2005. Not all of the contracts we write are included in our quota share treaties, and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Net premiums earned. Net premiums earned on insurance increased by 22.8% to $98.2 million for the six months ended June 30, 2006. The increase is principally attributable to increased volume in existing insurance products and expansion of our property insurance underwriting activities.

Losses. Losses relating to insurance were $74.8 million for the six months ended June 30, 2006 compared to $57.8 million for the six months ended June 30, 2005, an increase of 29.4%. The increase is principally attributable to the growth in our net premiums earned for this segment and an increased 2006 loss ratio for our professional liability business due to a declining price environment and underlying loss trends. The loss ratio for our insurance segment for the six months ended June 30, 2006 was 76.1% compared to 72.2% for the same period in 2005. During the six months ended June 30, 2006, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were $0.4 million for the six months ended June 30, 2006 compared to $(0.9) million for the six months ended June 30, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $6.9 million for the six months ended June 30, 2006 compared to $5.3 million for the six months ended June 30, 2005. The general and administrative expense to net premiums earned ratio was 7.0% for the six months ended June 30, 2006 compared to 6.6% for the six months ended June 30, 2005. The increase is principally attributable to additional personnel costs.

Net income. Net income attributable to the property and casualty insurance segment for the six months ended June 30, 2006 was $16.1 million compared to $17.8 million for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 were principally attributable to increased net premium earned partially offset by an increased combined ratio.

Life and Annuity Reinsurance Segment

	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
		In millions of US Dollars
Gross premiums written	$43.6	(75.4)%	$177.3
Reinsurance premiums ceded	(0.3)	(25.0)%	(0.4)

Net premiums written	$43.3	(75.5)%	$176.9

Net premiums earned	$43.3	(75.5)%	$176.9

Benefits	62.9	(67.4)%	192.9
Acquisition costs	0.5	(58.3)%	1.2
General and administrative expenses	1.3	(27.8)%	1.8

Total benefits and expenses	$64.7		$195.9

Net loss	$(21.4)	12.6%	$(19.0)

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

Gross premiums written. Gross premiums written for the life and annuity segment for the six months ended June 30, 2006 were $43.6 million compared to $177.3 million for the six months ended June 30, 2005. Gross premiums written primarily relate to one reinsurance contract written during the six months ended June 30, 2006. We wrote two reinsurance contracts generating gross premiums written of $175.4 million during the six months ended June 30, 2005.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $0.3 million for the six month period ended June 30, 2006 and $0.4 million for the six month period ended June 30, 2005.

Net premiums earned. Life and annuity reinsurance business written during the six month period was fully earned in that period.

Benefits. Benefits relating to the life and annuity reinsurance segment were $62.9 million for the six months ended June 30, 2006 compared to $192.9 million for the six months ended June 30, 2005. Benefits include regular accretion of existing liabilities together with benefits incurred on transactions written during the period. The decrease was principally due to the decline in premiums written and earned during the six months ended June 30, 2006 compared to June 30, 2005.

Acquisition costs. Acquisition costs were $0.5 million for the six months ended June 30, 2006 compared to $1.2 million for the six months ended June 30, 2005 and relate to the regular amortization of deferred acquisition costs. The acquisition costs on the life and annuity reinsurance that we bind will vary from period to period depending on brokerage rates.

General and administrative expenses. General and administrative expenses were $1.3 million for the six months ended June 30, 2006 compared to $1.8 million for the six months ended June 30, 2005.

Net loss. Although we expect to incur modest underwriting losses in connection with our life and annuity reinsurance business, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin. Net underwriting loss attributable to the life and annuity segment for the six months ended June 30, 2006 was $(21.4) million compared to $(19.0) million for the six months ended June 30, 2005. The results are driven by the accretion of life and annuity reinsurance benefits over time.

Corporate Function

	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
		In millions of US Dollars
Net investment income	$70.5	44.8%	$48.7

Net gains on alternative assets	49.2	174.9%	17.9

Net realized gains (losses) on sale of fixed maturities	(7.0)	n/a %	1.2

Other income	0.7	(72.0)%	2.5

Interest expense	(14.0)	(28.6)%	(19.6)

General and administrative expenses not included in segment results	(18.9)	46.5%	(12.9)

Net income excluding segment results	$80.5	113.0%	$37.8

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the six months ended June 30, 2006 increased $21.8 million to $70.5 million compared to $48.7 million for the six months ended June 30, 2005, an increase of 44.8%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,517.1 million at June 30, 2005 to $3,123.5 million at June 30, 2006, resulting from cash flow from operations since June 30, 2005 and the additional capital we raised in October and November 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the six months ended June 30, 2006 was 4.63% compared to 4.04% for the six months ended June 30, 2005.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $49.2 million, or 4.00%, including a gain of $3.2 million from our private equity reinsurance investments, for the six months ended June 30, 2006 compared to $17.9 million, or 1.46%, including a gain of $5.9 million from our private equity reinsurance investments, for the six months ended June 30, 2005. The return when compared to the same period in the prior year is consistent with returns achieved in the broader fund of fund markets in each period.

Net realized gains (losses) on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed above in “Drivers of Profitability”. The realized (losses) gains for the six months ended June 30, 2006 and June 30, 2005 of $(7.0) million and $1.2 million respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

Interest expense. Interest expense was $14.0 million for the six months ended June 30, 2006 compared to $19.6 million for the six months ended June 30, 2005, a decrease of 28.6%. Interest expense includes $0.4 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the six months ended June 30, 2006 compared to $6.1 million for the six months ended June 30, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a smaller total return for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

General and administrative expenses. General and administrative expenses were $18.9 million for the six months ended June 30, 2006 compared to $12.9 million for the six months ended June 30, 2005. The increase in general and administrative expenses results principally from increased fees for professional services related to the ARMC’s internal review announced on March 24, 2006 and previously discussed above. Our total general and administrative expenses for all segments to net premiums earned ratio was 10.6% for the six months ended June 30, 2006 compared to 5.5% for the six months ended June 30, 2005.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,446.1 million at June 30, 2006 compared to $4,227.8 million at December 31, 2005, an increase of 5.2%. The increase in cash and invested assets resulted principally from $247.5 million in cash flows from operations generated in the six months ended June 30, 2006, offset by a decrease of $81.2 million in unrealized appreciation on our fixed maturities portfolio. The decline in unrealized appreciation on our fixed maturities portfolio principally relates to increases in interest rates. Our fixed maturities portfolio has not suffered any credit events during the six months ended June 30, 2006.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,183.7 million at June 30, 2006 compared to $2,006.0 million at December 31, 2005, an increase of 8.9%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the six months ended June 30, 2006, partially offset by losses paid. There were no significant adjustments to prior period reserves during the six months ended June 30, 2006.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $902.9 million at June 30, 2006 compared to $854.2 million at December 31, 2005. The increase was principally attributable to one new contract written in the six months ended June 30, 2006, in addition to accretion of, and foreign exchange movements on, liabilities.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $673.5 million at June 30, 2006 compared to $646.7 million at December 31, 2005, an increase of 4.1%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 33.8% of our losses and benefits recoverable at June 30, 2006. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 90.9% of its loss recoverable obligations.

In addition, at June 30, 2006, one other retrocessionaire accounted for 26.3% of our losses recoverable from reinsurers. This retrocessionaire has a financial strength rating of “A” by A.M. Best Company. We retain funds amounting to approximately 87.0% of its loss recoverable obligations. The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 33.6% of losses recoverable at June 30, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 2.3% of total losses recoverable.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $104.3 million at June 30, 2006 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants.

Shareholders’ equity. Our shareholders’ equity increased to $1,211.7 million at June 30, 2006 from $1,198.9 million at December 31, 2005, an increase of 1.1%, principally reflecting net income of $90.2 million partially offset by a decrease in accumulated other comprehensive income of $79.7 million during the six months ended June 30, 2006.

Liquidity. We generated $247.5 million of cash from operations during the six months ended June 30, 2006 compared to $141.8 million for the six months ended June 30, 2005. The two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We write principally casualty business in the property and casualty reinsurance segment and the property and casualty insurance segment. The casualty business we generally write has a long claim-tail and it is expected that we will generate significant operating cash flow as we build loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect to see changes in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed premiums written and collected and net investment income, and therefore expect to have continued positive cash flow. However, actual premiums written and collected, net investment income, and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our six years of operating history and can access our credit facility described in Note 8 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal operating subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2006, Max Re, which is required to have approximately $205.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,070.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of June 30, 2006 providing an aggregate of $520.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at June 30, 2006.

Capital resources. At June 30, 2006, our capital structure consisted of common equity. Total capitalization amounted to $1,211.7 million as compared to $1,198.9 million at December 31, 2005, an increase of 1.1%. Our unallocated universal shelf registration filed on Form S-3 with the SEC on September 26, 2005 is no longer effective due to our failure to file our Form 10-K/A by the prescribed due date. However, we continue to believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

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

On each of February 10, 2006 and April 28, 2006, Max Re Capital’s board of directors declared a shareholder dividend of $0.05 per share payable to shareholders of record on February 24, 2006 and May 12, 2006, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On July 28, 2006, Max Re Capital’s board of directors declared a dividend of $0.07 per share to be paid on August 25, 2006 to shareholders of record on August 11, 2006.

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

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligation	$150,000	$150,000	$—	$—	$—
Operating lease obligations	12,085	1,730	3,700	3,592	3,063
Property and casualty losses	2,183,741	586,868	878,543	370,202	348,128
Life and annuity benefits	1,509,843	87,890	162,624	144,762	1,114,567
Deposit liabilities	258,377	44,286	28,886	65,721	119,484

Total	$4,114,046	$870,774	$1,073,753	$584,277	$1,585,242

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

The amounts in this table represent our gross estimates of known liabilities as of June 30, 2006 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at June 30, 2006 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

As of June 30, 2006, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At June 30, 2006, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.99%, or approximately $110.5 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 5.29%, or approximately $146.5 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At June 30, 2006, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.75%, or approximately $23.1 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.75%, or approximately $23.1 million.

ITEM 4.	Controls and Procedures

Part A - Evaluation of Disclosure Controls and Procedures.

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

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

These control deficiencies resulted in the restatement of our financial statements for the years ended December 31, 2001 through 2005. In connection with management’s reassessment of internal control over financial reporting, as of December 31, 2005 management determined that these control deficiencies constitute a material weakness within the meaning of Auditing Standards No. 2 of the Public Company Accounting Oversight Board (PCAOB). As a result, we concluded that our internal control over financial reporting was not effective as at December 31, 2005.

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. As described in our filing on Form 10-K/A filed on June 7, 2006, we have implemented controls to remediate the deficiencies identified above. Specifically we have:

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

SEC Inquiry. As previously disclosed, in connection with an internal review of three finite property and casualty retrocessional contracts, we voluntarily contacted the SEC in March 2006. In June 2006, in connection with the SEC’s industry-wide investigation into non-traditional, or loss mitigation, (re)insurance products, we received a request to voluntarily provide certain information relating to our business practice review and our determination to restate our financial statements for the fiscal years ended December 2005, 2004, 2003, 2002 and 2001. We will continue to cooperate fully with the SEC but cannot predict the ultimate impact, if any, this investigation may have on our business or operations. It is possible that the SEC investigation may result in penalties and relief, including without limitation injunctive relief and/or civil monetary penalties, or require remediation. The nature of the relief or remedies or remediation that the SEC may seek cannot be predicted at this time. If an enforcement action is brought by the SEC, it could have a material adverse effect on us.

Other Actions. On April 4, 2006 a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, and including Max Re. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements for the period ended June 30, 2006.

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

The Risk Factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 have not materially changed other than the Risk Factor titled “The Nasdaq National Market may determine to delist our common shares as a result of our inability to file our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 by the prescribed due date; which filing was late due to the fact that the internal review had not been completed prior to the prescribed filing date.” We believe that this Risk Factor is no longer applicable as we have been informed by Nasdaq that we are in compliance with applicable listing standards.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2006 to April 30, 2006) (1)	—	—	—	$36.0 million
(May 1, 2006 to May 31, 2006)	—	—	—	$36.0 million
(June 1, 2006 to June 30, 2006)	—	—	—	$36.0 million

Total (April 1, 2006 to June 30, 2006)(1)	—	—	—	$36.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)

On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15.0 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $75.0 million of common shares by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 29, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was approximately $36.0 million of common shares as of July 31, 2006. The repurchase program has no set expiration or termination date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

We are holding our 2006 Annual Meeting of Shareholders on September 18, 2006 (the “2006 Annual Meeting”). In 2005, the annual meeting of shareholders was held on April 28, 2005. As the date of the 2006 Annual Meeting has been delayed by more than 30 days from the date of our previous annual meeting, in accordance with the applicable rules of the Securities and Exchange Commission, we are hereby notifying our shareholders of the new meeting date for the 2006 Annual Meeting. We will be mailing the proxy statement and related materials in connection with the 2006 Annual Meeting on or about August 1, 2006. In light of this anticipated mailing schedule, we notified our shareholders that June 18, 2006 was the new date for submitting shareholder proposals for inclusion in our proxy statement for the 2006 Annual Meeting. We believe that such a deadline provided a reasonable time before the mailing of our proxy materials for the 2006 Annual Meeting. Shareholder proposals received by us after June 18, 2006 will be considered untimely and will not be included in our proxy statement for the 2006 Annual Meeting. The record date for the 2006 Annual Meeting is June 30, 2006.

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

Max Re Capital Ltd.

/s/ Robert J. Cooney
Name:	Robert J. Cooney
Title:	President and Chief Executive Officer
Date:	July 28, 2006

/s/ Keith S. Hynes
Name:	Keith S. Hynes
Title:	Executive Vice President and Chief Financial Officer
Date:	July 28, 2006