Form 10-K/A
period 2005-12-31
MAX RE CAPITAL LTD
filed 2006-11-13
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This second amendment on Form 10-K/A amends our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission (the “SEC”) on June 7, 2006 in order to amend our Annual Report on Form 10-K for the year ended December 31, 2005, which we filed with the SEC on February 15, 2006. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and are filing this amendment to reflect the restated amounts. In addition, we will restate our unaudited interim consolidated financial statements for the periods ended March 31, and June 30, 2006. Our previously issued financial statements for the restated periods should no longer be relied upon.

We previously restated our consolidated financial statements in June 2006 following an internal investigation into the accounting treatment of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The current restatement reflects our determination to reflect no risk transfer for two of the three contracts, both of which were purchased in 2001, after receiving additional information that was unknown and unavailable to us at the conclusion of the initial internal investigation. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remains unchanged from that reported on our Form 10-K/A (Amendment No. 1) filed on June 7, 2006. With this decision to restate, the Audit and Risk Management Committee (“ARMC”) has concluded its internal investigation. The cumulative effect of the restatement is a reduction of shareholders equity by $13.1 million as at December 31, 2005.

The aggregate effect of the restatement to net income is to increase 2005 net income by $3.2 million; to increase 2004 net income by $6.4 million; to increase 2003 net income by $8.3 million; to increase 2002 net income by $3.6 million and to decrease 2001 net income by $29.6 million.

The restatement, and the reasons for and events leading to the restatement, along with a discussion of the reasons for and events leading to our previous restatement, are described in more detail in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements—Restatement of Financial Statements. This restatement affects the following areas of the report:

•	Item 1—Business;

•	Item 6—Selected Financial Data;

•	Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 9A—Controls and Procedures;

•	Item 15—Financial Statement Schedules as described in Note 2 to our Consolidated Financial Statements—Restatement of Financial Statements.

•	Exhibit 99.1—Risk Factors

The information in the following tables in Items 1, 6 and 7 has not been affected by the restatement:

•	Business Segments pg 7

•	Reserve Components by Segment pg 12

•	Aggregate Portfolio Results pg 17

•	Alternative Investment Portfolio allocation pg 20

•	Market Information pg 24

•	Securities Authorized for Issuance Under Equity Compensation Plans pg 25

•	Property and Casualty Insurance Segment Three Year Comparison pg 37

•	Life and Annuity Reinsurance Segment Three Year Comparison pg 39

•	Contractual Obligations pg 45

Except for the foregoing amended disclosures, the information in this Form 10-K/A (Amendment No. 2) generally has not been updated to reflect events that occurred after February 15, 2006, the original filing date of our Annual Report on Form 10-K, although the discussion with respect to legal proceedings contained in Item 3 and related matters has been updated.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K/A (Amendment No. 2) to “we,” “us,” “our” and similar expressions are references to Max Re Capital Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to “Max Re Capital” are solely to Max Re Capital Ltd., references to “Max Re” are solely to our subsidiary Max Re Ltd., references to “Max Europe” are solely to our Irish subsidiaries Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited collectively, references to “Max Europe Holdings” are solely to our subsidiary Max Europe Holdings Limited, references to “Max Re Europe” are solely to our subsidiary Max Re Europe Limited, references to “Max Insurance Europe” are solely to our subsidiary Max Insurance Europe Limited, references to “Max Re Diversified” are solely to our subsidiary Max Re Diversified Strategies Ltd. and references to “Max Re Managers” are solely to our subsidiary Max Re Managers Ltd.

Safe Harbor Disclosure

This Form 10-K/A (Amendment No. 2) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, without limitation:

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that treatment adopted by us following a reopened internal review by the Audit and Risk Management Committee of our Board of Directors that caused us to determine to restate our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the periods ended March 31, 2006 and June 30, 2006, which restatements are described in this Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 and the soon to be filed Forms 10-Q/A for the three months ended March 31, 2006 and June 30, 2006.

•	acceptance in the market of our products;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with our alternative investments;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development and;

•	loss of key executives.

Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K/A (Amendment No. 2) reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

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

On August 14, 2001, Max Re Capital raised gross proceeds of $192 million in an initial public offering of common shares. Total proceeds received, net of underwriting discounts and commissions, were $179.5 million. Substantially all of the net proceeds were contributed to Max Re in support of its reinsurance operations. Max Re Capital’s common shares are listed on the Nasdaq Global Select Market under the symbol MXRE and the Bermuda Stock Exchange under the symbol MXRE BH.

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

Additional information about our business segments is set forth in Item 7—Managements Discussion and Analysis and Note 17 to our audited consolidated financial statements included herein.

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

Description of Business

We are a Bermuda-based provider of reinsurance and insurance for both the property and casualty and life and annuity markets with approximately $1,185.7 million in consolidated shareholders’ equity as of December 31, 2005. We differentiate our company from our competitors by offering reinsurance and insurance products covering exposures in several areas of both markets and by targeting superior risk-adjusted returns from our diversified investment portfolio. We model our assets and liabilities on an integrated basis to better manage our reinsurance and insurance liability exposure, structure our investment portfolio and assess our overall risk.

We believe that our diversified products and exposure base, together with our integrated risk management, provide us with flexibility in making decisions regarding our investments because they permit us to undertake investment strategies that have greater liquidity constraints than publicly traded stocks and bonds. This flexibility, as well as a greater flexibility provided under Bermuda law to make various types of investments including alternative investments, allows us to invest our assets in both a portfolio of high grade fixed maturity securities, which we refer to in this Form 10-K/A (Amendment No. 2) as “fixed maturities,” and an alternative investment portfolio.

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

In connection with our retrocessional arrangements, we prefer to cede risk on a funds withheld basis, which allows us to cede risk while retaining collateral to secure our reinsurer’s or retrocessionaire’s obligation. Grand Central Re Limited, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment (“Grand Central Re”) is our largest retrocessionaire and accounted for 52.3% of our losses recoverable at December 31, 2005. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 89.2% of its loss recoverable obligations.

Our reinsurance programs for our property and casualty insurance risks are generally written on a funds transferred basis and therefore we have greater credit risk exposure. Since we are liable with respect to the reinsurance that we cede even if a reinsurer is unable to meet its obligations assumed under a reinsurance agreement, we evaluate and monitor the financial strength of each of our reinsurers. The aggregate amount due from reinsurers of our property and casualty insurance risks represents 39.9% of losses recoverable at December 31, 2005 and all of these reinsurers were rated “A-”or above by A.M. Best Company at December 31, 2005.

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

	As of December 31,
	2000	2001	2002	2003	2004		2005
		(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
		(1)	(1)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099		$2,006,032
Reinsurance recoverable	(5,370)	(51,838)	(80,407)	(163,348)	(293,512)		(409,229)
Reserve for property and casualty losses originally stated, net of reinsurance	130,968	404,539	536,997	828,339	1,161,587		1,596,803
Cumulative net paid losses
1 year later	7,752	136,734	106,076	119,269	217,637		—
2 years later	117,230	202,134	165,539	257,182	—		—
3 years later	141,134	242,681	244,578	—	—		—
4 years later	150,212	285,166	—	—	—		—
5 years later	158,738	—	—	—	—		—
Reserves re-estimated as of
1 year later	150,154	442,101	554,795	826,799	1,296,558		—
2 years later	178,460	439,490	563,469	975,441	—		—
3 years later	175,057	444,348	666,781	—	—		—
4 years later	175,057	496,631	—	—	—		—
5 years later	175,057	—	—	—	—		—
Net cumulative redundancy (deficiency)	(44,089)	(92,092)	(129,784)	(147,101)	(134,970	)(2)
Gross cumulative redundancy (deficiency)	(44,089)	(104,303)	(153,858)	(176,704)	(163,215)

(1)	Adjusted for reclassification of a contract to deposit liabilities.
(2)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 5 to the consolidated financial statements of $4,407 relates to amortization of deferred charges on retroactive reinsurance contracts assumed.

Our balance sheet date reserves for 2001 and each subsequent balance sheet date shown in the above table were increased in 2005 by the development on two specific contracts. The first contract increased 2001 reserves by $50.2 million with the recording of such increased losses, triggering additional premiums and interest on additional premiums of $49.3 million, which are not reflected in the table above. The second contract increased

2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

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

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. Max Re is currently rated “A-(excellent)” by A.M. Best Company and “A (strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of Max Re’s financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Re Capital.

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

SEC Inquiry. As previously disclosed, in connection with an internal review of three finite property and casualty retrocessional contracts, we voluntarily contacted the SEC in March 2006. Subsequently, in connection with the SEC’s industry-wide investigation into non-traditional, or loss mitigation, (re)insurance products, we received a subpoena for certain information and interviews with a number of our employees relating to our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001. Additionally, we are aware that certain former and current officers of our company have been served with subpoenas. We will continue to cooperate fully with the SEC and expect that the former and current officers will also cooperate. We cannot predict the ultimate impact, if any, this investigation may have on our business or operations. It is possible that the SEC investigation may result in penalties and relief, including without limitation injunctive relief and/or civil monetary penalties, or require remediation. The nature of the relief or remedies or remediation that the SEC may seek cannot be predicted at this time. If an enforcement action is brought by the SEC, it could have a material adverse effect on us.

Other Actions. On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, as well as Max Re. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising similar claims. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our audited consolidated financial statements for the year ended December 31, 2005.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
(Restated)	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,246.0	$1,043.6	$1,009.8	$647.4	$710.6
Net premiums earned	1,053.5	899.9	714.5	388.7	509.6
Net investment income	106.8	82.8	60.1	64.4	43.9
Net gains on alternative investments	39.9	81.6	124.0	32.1	29.8
Income (loss) before minority interest	9.5	141.8	137.9	(2.9)	(50.9)
Fixed maturities and cash	2,996.9	2,395.2	1,805.9	1,371.7	982.4
Alternative investments	1,230.9	1,119.0	831.4	653.2	627.8
Total assets	5,305.2	4,319.4	3,452.6	2,565.8	1,977.2
Shareholders’ equity(1)	1,185.7	902.7	762.9	661.4	646.1
Book value per share(1)	20.16	19.70	16.88	14.61	13.75
Diluted earnings (loss) per share	0.18	2.92	3.00	(0.06)	(1.27)
Cash dividends per share	0.18	0.12	0.09	0.08	0.02
Return on average combined equity	0.9%	17.0%	19.1%	(0.4)%	(8.8)%

The following table of selected financial data includes information as previously reported on Form 10 K/A (Amendment No. 1) prior to the restatement adjustments:

	Year Ended December 31,
	2005	2004	2003	2002	2001
(As Previously Reported)	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,246.0	$1,043.6	$1,009.8	$647.4	$710.6
Net premiums earned	1,024.4	896.1	712.9	378.7	430.5
Net investment income	106.8	82.8	60.1	64.4	43.9
Net gains on alternative investments	39.9	81.6	124.0	32.1	29.8
Income (loss) before minority interest	6.3	135.3	128.5	(7.1)	(14.6)
Fixed maturities and cash	2,996.9	2,395.2	1,805.9	1,371.7	982.4
Alternative investments	1,230.9	1,119.0	831.4	653.2	627.8
Total assets	5,498.2	4,487.8	3,643.0	2,755.1	2,156.4
Shareholders’ equity(1)	1,198.9	919.0	785.6	693.5	682.5
Book value per share(1)	20.38	20.05	17.39	15.37	14.55
Diluted earnings (loss) per share	0.12	2.79	2.79	(0.15)	(0.36)
Cash dividends per share	0.18	0.12	0.09	0.08	0.02
Return on average combined equity	0.6%	15.9%	17.4%	(1.0)%	(2.4)%

(1)	Formerly shown as combined shareholders’ equity (shareholders’ equity and minority interest) and combined book value per share. On July 30, 2003, the holders of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

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

Our principal operating subsidiary is Max Re. At December 31, 2005, Max Re had $1,134.3 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

Restatement of Financial Statements

On October 29, 2006, subsequent to the filing on June 7, 2006 of our Amendment No. 1 to Annual Report on Form 10-K/A and the filing on February 15, 2006 of our Annual Report on Form 10-K for the year ended December 31, 2005, we announced that the ARMC had reopened its previously announced internal investigation that centered on a review three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was initiated to consider whether these three contracts were properly accounted for by us, principally with respect to whether they contained sufficient risk transfer to meet the requirements of Statement of Financial Accounting Standard No. 113 (“SFAS 113”) to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC. In May 2006, the ARMC concluded its internal investigation and found that the review supported our original determination that the three contracts in question contained sufficient risk transfer to meet the requirements of SFAS 113 to be accounted for as reinsurance. However, the review caused us to re-evaluate other accounting aspects of the three contracts. This re-evaluation led us to conclude that a restatement of our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 was warranted. Specifically, we restated to account for the bifurcation of the retrocessional contracts into retroactive and prospective components and to account for an additional contractual feature on a gross basis as more fully described in our restated consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in our Annual Report on Form 10-K/A (Amendment No.1) filed on June 7, 2006.

In October 2006, however, the ARMC received from the counter-party to two of these contracts additional information that was unknown and unavailable to us at the May 2006 conclusion of the initial internal investigation. The ARMC immediately reopened its internal investigation to determine whether, in light of this additional information, these two contracts, which were entered into in 2001, still satisfied the risk transfer requirements of SFAS 113. The additional information raised the possibility of the existence of an oral agreement that would negate risk transfer. The available evidence does not allow for a definitive conclusion as to the existence of such an oral agreement. However, because some of the evidence suggests such an agreement, we believe that there is an insufficient basis to conclude that there was risk transfer with respect to these two contracts and, accordingly, we have determined that it is appropriate to restate our financial statements for the years ending December 31, 2001 through 2005 and for each of the periods ended March 31, 2006 and June 30, 2006 to reflect no risk transfer for these two contracts. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remains unchanged from that reported on our Form 10-K/A (Amendment No. 1) filed on June 7, 2006. With this decision to restate, the ARMC has concluded its internal investigation.

Our previously issued financial statements for these periods should no longer be relied upon. The restated amounts for the years ended December 31, 2005, 2004, and 2003 are reflected throughout this report. Management and the ARMC have discussed the decision to restate with our independent auditors.

As previously reported, we have voluntarily contacted the SEC and are continuing to cooperate with the SEC’s related investigation.

As further described in Note 2 to the consolidated financial statements, the effect of this restatement on previously reported financial statements is to increase 2005 net income by $3.2 million; to increase 2004 net income by $6.4 million; to increase 2003 net income by $8.3 million; to increase 2002 net income by $3.6 million and to decrease 2001 net income by $29.6 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 is a decrease of $32.1 million.

Information on our accounting controls and procedures is described in Item 9A—Controls and Procedures.

Executive Summary

Our financial results for the year ended December 31, 2005 were significantly impacted by Hurricanes Katrina and Wilma and, to a lesser extent, Hurricane Rita and other natural catastrophes. As a result, our overall property and casualty underwriting results produced a 106.0% combined ratio (total losses and expenses as a percentage of net premiums earned) compared to 93.8% in the year ended December 31, 2004. We recognized approximately $123.4 million in underwriting losses as a result of hurricanes and a further $34.0 million in reinsurance private equity investment losses associated with hurricanes during the year. Net income for the year is $9.5 million after recording a reduction in net income of $157.4 million from hurricane related activity.

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

We operate in a business where we expect volatility in our underwriting results arising from our reinsurance and insurance businesses. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures, establishing contractual liability caps on our contracts and purchasing reinsurance and retrocessional reinsurance protection, we believe we manage, and will continue to manage, this volatility effectively. During the year ended December 31, 2005, Hurricane Katrina, likely to be the most costly natural disaster ever seen in the property and casualty industry, Hurricane Rita and Hurricane Wilma, collectively resulted in an industry estimated $45 billion to $80 billion in insured losses. We believe that events such as these demonstrate that our risk management and diversification strategy is operating effectively, as we recorded $9.5 million in net income for the year ended December 31, 2005, despite an aggregate $157.4 million negative impact to net income from natural catastrophes. The $157.4 million negative impact is composed of $73.4 million in property and casualty reinsurance losses, $50.0 million of property and casualty insurance losses and $34.0 million in investment losses recorded under the equity method of accounting from our investment in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”).

Losses and benefits represented our largest expense and accounted for 69.4% of total liabilities at December 31, 2005. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to corroborate management’s estimates. As a result of new information received and settling certain contracts with clients during the year ended December 31, 2005, we recognized approximately $139.4 million in net adverse development on prior year reinsurance reserves. The adverse development includes $179.9 million attributable to two property and casualty reinsurance contracts, partially offset by $40.5 million in favorable development on remaining property and casualty reinsurance contracts. The notification of additional losses on these contracts triggered additional premiums written and ceded, together with interest on such premiums, in the net amount of $154.6 million, which is recorded as premium in our financial statements.

Net income for the year ended December 31, 2005 was $9.5 million compared to $141.8 million for the year ended December 31, 2004. The decline in net income is principally attributable to the losses associated with hurricanes Katrina, Rita and Wilma and lower income from our alternative investment portfolio offset by higher interest income from our fixed maturities portfolio compared to the year ended December 31, 2004.

In 2004, the New York State Attorney General and other regulatory authorities launched an investigation into broker conduct and the accounting of certain types of finite risk reinsurance transactions. During the year ended December 31, 2005, we settled all outstanding balances with insurance brokers in relation to Placements Service Agreements (PSAs), which we had terminated with effect from September 30, 2004. In April 2006, we were named a party to litigation in connection with broker conduct, as more fully described in Item 3—Legal Proceedings, and our ARMC has recently concluded its re-opened internal investigation with respect to the accounting for certain of our finite risk property and casualty retrocessional contracts, as more fully described above and in Note 2 to our Consolidated Financial Statements—Restatement of Financial Statements

Our investments during the year ended December 31, 2005 produced a total return of 3.66% compared to 5.63% for the year ended December 31, 2004. The cash and fixed maturities portfolio produced a total return of 3.83% during the year ended December 31, 2005 compared to 4.22% for the year ended December 31, 2004. The decrease in total return was driven by changes in market interest rates that led to a decrease in unrealized holding gains on fixed maturities, which are a component of accumulated other comprehensive income. During the year ended December 31, 2005, our alternative investments generated a 3.34% rate of return compared to an 8.23% rate of return for the year ended December 31, 2004. Our alternative investments owned by Max Re Diversified generated a 5.88% rate of return compared to 9.81% in 2004. In both years the return of the alternative investment portfolio has been negatively impacted by our private equity reinsurance investment in DaVinci, which experienced investment losses of approximately $34.0 million from Hurricane Katrina and other natural catastrophes in 2005 and approximately $15.0 million from hurricanes Charley, Frances, Ivan and Jeanne in 2004. DaVinci is a property catastrophe reinsurer and, therefore, it is expected that losses will be incurred during periods where there are severe or frequent catastrophes. In December 2005, DaVinci raised additional share capital and we chose not to participate in the transaction. As a result, our investment in DaVinci has declined to approximately 5% of its share capital at December 31, 2005.

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

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	2005	% change	2004	% change	2003
	In millions of US Dollars
	(Restated)		(Restated)		(Restated)
Gross premiums written	$615.7	5.6%	$583.2	(21.0)%	$738.3
Reinsurance premiums ceded	(51.8)	8.8%	(47.6)	(55.3)%	(106.6)

Net premiums written	563.9	5.3%	535.6	(15.2)%	631.7

Net premiums earned(a)	607.1	7.6%	564.3	(3.0)%	582.0

Losses(b)	552.8	30.8%	422.6	(2.5)%	433.4
Acquisition costs	73.6	(33.6)%	110.8	(23.4)%	144.6
General and administrative expenses	15.0	24.0%	12.1	28.7%	9.4

Total losses and expenses(c)	641.4	17.6%	545.5	(7.1)%	587.4

Net income (loss)	(34.3)	n/a	18.8	n/a	(5.4)

Loss ratio(b)/(a)	91.1%		74.9%		74.5%
Combined ratio(c)/(a)	105.7%		96.7%		100.9%

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

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2005 were $51.8 million compared to $47.6 million for the year ended December 31, 2004, an increase of 8.8%. The increase included $27.3 million of reinsurance premiums ceded which were directly related to the $182.0 million of additional premiums written on two contracts written in a prior year, as described above. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2004 were $47.6 million compared to $106.6 million for the year ended December 31, 2003, a decrease of 55.3%. The majority of the premium ceded relates to our quota share and aggregate stop loss agreements with Grand Central Re. Effective January 1, 2004, Grand Central Re stopped accepting new business and, accordingly, there is a decline in premium ceded in the year ended December 31, 2004 as compared to 2003, with the 2004 amounts relating to additional premiums ceded on contracts written in prior years.

Net premiums earned. Net premiums earned for property and casualty reinsurance increased by 7.6% to $607.1 million for the year ended December 31, 2005 despite the non-renewal of four reinsurance contracts that accounted for approximately $173.2 million of net premiums earned in the year ended December 31, 2004. The non-renewals were largely offset by $154.6 million of additional net premiums earned on two contracts written in a prior years.

Net premiums earned for property and casualty reinsurance decreased by 3.0% to $564.3 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease is correlated to the reduced gross premiums written during the same period.

Losses. Losses relating to property and casualty reinsurance were $552.8 million for the year ended December 31, 2005 compared to $422.6 million for the year ended December 31, 2004, an increase of 30.8%. The losses for the year ended December 31, 2005 include $73.4 million of losses attributable to the hurricanes in the United States and $179.9 million of net losses pertaining to additional losses notified on two contracts written in a prior year. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2005 was 91.1% compared to 74.9% for the year ended December 31, 2004. Excluding hurricane losses in 2005, the adjusted loss ratio for our property and casualty reinsurance segment is 79.0%, which is higher than in 2004 due to the additional losses posted on prior period contracts.

Losses relating to property and casualty reinsurance were $422.6 million for the year ended December 31, 2004 compared to $433.4 million for the year ended December 31, 2003, a decrease of 2.5%, which is comparable to the decrease in our premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2004 was 74.9% compared to 74.5% for the year ended December 31, 2003.

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

Net income (loss). Net loss attributable to property and casualty reinsurance for the year ended December 31, 2005 was $34.3 million compared to $18.8 million of income for the year ended December 31, 2004. The net loss for the year ended December 31, 2005 was principally attributable to $73.4 million of losses recognized due to Hurricanes Katrina, Rita and Wilma compared to $6.0 million for hurricanes in 2004.

Net income attributable to property and casualty reinsurance for the year ended December 31, 2004 was $18.8 million compared to a loss of $5.4 million for the year ended December 31, 2004. The increase in net income was principally attributable to a lower combined ratio due to reduced acquisition costs derived from a change in mix of property and casualty business written and earned.

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

Corporate Function

	2005	% change	2004	% change	2003
	In millions of US Dollars
	(Restated)		(Restated)		(Restated)
Net investment income	$106.8	29.0%	$82.8	37.8%	$60.1

Net gains on alternative assets	39.9	(51.1)%	81.6	(34.2)%	124.0

Net realized gains (losses) on sale of fixed maturities	(0.7)	n/a	10.4	(46.1)%	19.3

Other income	4.6	(6.1)%	4.9	(54.2)%	10.7

Interest expense	(22.8)	10.7%	(20.6)	12.0%	(18.4)

General and administrative expenses not included in segment results	(27.8)	8.6%	(25.6)	21.3%	(21.1)

Net income excluding segment results	100.0	(25.1)%	133.5	(23.5)%	174.6

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

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains (losses) for the year ended December 31, 2005 and December 31, 2004 of $(0.7) million and $10.4 million, respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing transactions. The realized gains in the year ended December 31, 2003 of $19.3 million are the result of hiring two additional fixed maturities managers and the resulting changes to the portfolio based on individual manager recommendations.

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

Interest expense. Interest expense was $22.8 million for the year ended December 31, 2005 compared to $20.6 million for the year ended December 31, 2004, an increase of 10.7%. Interest expense includes $7.4 million of interest expense pertaining to the Grand Central Re quota share funds withheld for the year ended December 31, 2005 compared to $8.1 million for the year ended December 31, 2004. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices that had a lower total return for the year ended December 31, 2005 compared to 2004.

Interest expense for the year ended December 31, 2004 increased 12.0% over the interest expense for the year ended December 31, 2003. The increase resulted principally from interest expense on additional funds withheld from our reinsurers for the year ended December 31, 2004 compared to the same period in 2003.

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

Liabilities for property and casualty losses. Property and casualty losses totaled $2,006.0 million at December 31, 2005 compared to $1,455.1 million at December 31, 2004, an increase of 37.9%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2005, an increase of $211.6 million in loss reserves on two prior period contracts and $133.7 million in losses related to hurricanes Katrina, Rita and Wilma, partially offset by losses paid and changes in reserve estimates on carried property and casualty losses.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $854.2 million at December 31, 2005 compared to $666.1 million at December 31, 2004. The increase in the year ended December 31, 2005 was principally attributable to reinsurance transactions written and earned during the year ended December 31, 2005, partially offset by benefit payments on existing contracts in force.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $453.6 million at December 31, 2005 compared to $340.1 million at December 31, 2004, an increase of 33.4%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 52.3% of our losses and benefits recoverable at December 31, 2005 compared to 68.8% of our losses and benefits recoverable at December 31, 2004. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 89.2% of its loss recoverable obligations.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 39.9% of losses recoverable at December 31, 2005 and all of these reinsurers were rated “A-”or above by A.M. Best Company at December 31, 2005.

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

Shareholders’ equity. Our shareholders’ equity increased to $1,185.7 million at December 31, 2005 from $902.7 million at December 31, 2004, an increase of 31.4%, principally reflecting our sale of common shares in an underwritten public offering that resulted in net proceeds of approximately $284.1 million combined with net income of $9.5 million partially offset by a decrease in accumulated other comprehensive income of $17.2 million for the year ended December 31, 2005. Additionally, $10.1 million of loans receivable from common share sales were repaid during the year ended December 31, 2005.

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

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2005, Max Re, which is required to have approximately $380.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,055.0 million in statutory capital and surplus.

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

Capital resources. At December 31, 2005, our capital structure consisted of common equity. Total capitalization amounted to $1,185.7 million as compared to $902.7 million at December 31, 2004, an increase of 31.4%. Our unallocated universal shelf registration filed on Form S-3 with the SEC on September 26, 2005 is no longer effective due to our failure to file our Form 10-K/A (Amendment No. 1) by the prescribed due date. However, we continue to believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Part A. Restatement of the Consolidated Financial Statements

As discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our consolidated financial statements, we have further restated our previously issued financial statements as at December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the financial results in each of the quarterly periods in 2005, 2004 and 2003.

Our decision to further restate our financial statements follows a re-evaluation, caused by an initial internal investigation by the ARMC, and the subsequent re-opening of the internal investigation, of three finite property and casualty retrocessional contracts purchased by Max Re in 2001 and 2003.

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

In connection with the preparation of our amended annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005, our company’s management, including our current Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of disclosure controls as of the end of the period covered by the amended Annual Report. Based upon that re-evaluation, and solely because of the material weakness described in Part C below, the current Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were not effective at December 31, 2005, and such disclosure controls did not ensure that material information relating to our company was made known to management, including the current Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

In our originally filed Annual Report on Form 10-K for the year ended December 31, 2005, management concluded that our internal control over financial reporting as of December 31, 2005 was effective based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. However, on May 30, 2006 and October 26, 2006, we determined that we needed to restate our previously issued financial statements. As a result of such financial statement restatements, management reassessed our internal control over financial reporting using the COSO criteria and identified the following control deficiencies:

•	We did not maintain effective controls to bifurcate retroactive and prospective elements of coverage within reinsurance contracts purchased, in accordance with SFAS 113, where the dates of agreement in principle of substantial terms and coverage inception differed.

•	We did not maintain effective controls over the appropriate accounting for the specific contractual feature contained within the three complex retrocessional contracts purchased.

•	We did not maintain effective controls to identify potential extra-contractual agreements, including oral agreements, related to our retrocessional contracts purchased to allow for an appropriate determination of risk transfer.

These control deficiencies resulted in the restatement of our financial statements as described in Part A to correct premiums ceded, net premiums written, earned premiums ceded, net earned premiums, losses and benefits, interest expense and related balance sheet accounts. In connection with management’s reassessment of internal control over financial reporting, management determined that these control deficiencies constitute a material weakness within the meaning of Auditing Standards No. 2 of the Public Company Accounting Oversight Board, (PCAOB.)

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

Part D. Changes in Internal Control Over Financial Reporting

During the process of restating our previously issued financial statements, we have implemented controls to remediate the deficiencies identified in Part C. Specifically we have:

•	Instituted a review process to be performed by our finance department to compare the inception dates of reinsurance purchased against documentation providing evidence of agreement in principle of substantial terms and bifurcate retroactive versus prospective elements of coverage in accordance with SFAS 113;

•	Established underwriting guidelines that preclude us from purchasing reinsurance containing the specific contractual feature.

•	Established guidelines that require senior management certification that there are no extra-contractual agreements, including oral agreements, related to retrocessional contracts purchased.

We believe that, as of the date of this filing, we have taken steps that remediate the control deficiencies that created the material weakness (as described in Part C above) in our disclosure controls and our internal control over financial reporting.

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

Keith S. Hynes, 53, has served as Executive Vice President and Chief Financial Officer of Max Re Capital and Max Re since September 1999. Mr. Hynes has served as President of Grand Central Re since May 2001, a director of Max Europe Holdings and Max Insurance Europe since June 2003, a director of Max Re Diversified since October 2001, a director of Max Re Managers since January 2001 and a director of Max Re Europe since April 2000. From 1994 to 1999, Mr. Hynes held various senior management positions at RenaissanceRe Holdings, Ltd. (NYSE: RNR), a Bermuda reinsurer and insurer that he co-founded, and its subsidiaries. For RenaissanceRe Holdings, Ltd., Mr. Hynes acted as Executive Vice President—Primary Operations from 1997 to 1999 and Senior Vice President and Chief Financial Officer from 1994 to 1997. Prior to joining RenaissanceRe Holdings, Ltd., Mr. Hynes held various positions at Hartford Steam Boiler Inspection and Insurance Co., a Connecticut insurance company, from 1983 to 1994, including the position of Senior Vice President and Chief Financial Officer from 1992 to 1994. From 1978 to 1983, he held various positions at Aetna Life and Casualty Company. Mr. Hynes has served as a director of DaVinciRe Holdings Ltd. since 2001 and as a director of CRM Holdings Ltd. (NASDAQ: CRMH) since November 2005. In addition, Mr. Hynes holds the professional designation of CFA.

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

Summary Compensation Table

	Annual Compensation							Long Term Compensation
	Year	Salary		Bonus (1)		Other Annual Compensation (2)		Restricted Share Awards (3)		Securities Underlying Options (3)	All Other Compensation (4)
Robert J. Cooney Chairman, President and Chief Executive Officer	2005 2004 2003	$ $ $	675,000 631,250 600,000	$ $ $	325,000 1,350,000 1,200,000	$ $ $	160,000 215,639 167,245	$ $ $	1,593,900 2,834,560 2,016,540	— — —	$ $ $	67,500 63,125 60,000

John P. Doucette Executive Vice President and President, Reinsurance	2005 2004 2003	$ $ $	375,000 335,000 325,000	$ $ $	210,000 400,000 500,000	$ $ $	193,755 160,424 144,310	$ $ $	417,450 375,756 648,270	— — —	$ $ $	37,500 33,500 32,500

Angelo Guagliano Executive Vice President and President, Insurance	2005 2004 2003	$ $ $	350,000 330,000 315,208	$ $ $	300,000 375,000 450,000	$ $ $	163,866 163,820 589,875	$ $ $	493,350 495,216 540,225	— — —	$ $ $	35,000 33,000 31,521

Keith S. Hynes Executive Vice President Chief Financial Officer	2005 2004 2003	$ $ $	415,000 415,000 400,000	$ $ $	300,000 550,000 500,000	$ $ $	159,258 199,209 147,353	$ $ $	506,000 325,800 720,300	— —	$ $ $	41,500 41,500 40,000

Peter A. Minton Executive Vice President and Chief Risk Officer	2005 2004 2003	$ $ $	450,000 425,000 400,000	$ $ $	425,000 600,000 750,000	$ $ $	196,835 161,835 133,835	$ $ $	676,775 1,591,040 1,080,450	— — —	$ $ $	45,000 42,500 40,000

1.	Bonus amounts for 2005 were paid in February 2006. Bonus amounts for 2004 were paid in February 2005. Bonus amounts for 2003 were paid in February 2004.
2.	The 2005 amounts consist of housing allowances of $120,000 for each of Messrs. Cooney, Doucette, Guagliano, Hynes and Minton and a travel allowance, automobile expenses, club dues, financial planning and tax preparation costs totaling $40,000, $73,755, $43,866, $39,258 and $76,835, respectively. The 2004 amounts consist of housing allowances of $120,000 for each of Messrs. Cooney, Doucette, Guagliano, Hynes and Minton and a travel allowance, automobile expenses, club dues, financial planning and tax preparation costs totaling $95,639, $40,424, $43,820, $79,209 and $41,835, respectively. The 2003 amounts consist of housing allowances for Messrs. Cooney, Doucette, Guagliano, Hynes and Minton of $120,000, $120,000, $116,000, $108,000 and $120,000, respectively, and a travel allowance, automobile expenses, club dues, financial planning and tax preparation costs totaling $47,245, $24,310, $23,875, $39,353 and $13,835, respectively. The 2003 amount also includes a hiring bonus of $450,000 for Mr. Guagliano. The amounts shown do not include expenses, which were not in excess of $10,000 per officer per year, for accompanying family members for one trip to a meeting of the board of directors per year.
3.	The presentation of awards has been modified from prior years to report the awards in the year in which they were earned rather than the year of grant. The presentations of prior year awards has been revised to reflect this change in presentation. Messrs. Cooney, Doucette, Guagliano, Hynes and Minton held 277,000, 68,300, 57,300, 66,000 and 155,200 of our restricted common shares (par value $1.00), respectively, with an aggregate value of $7,193,690, $1,773,751, $1,488,081, $1,714,020 and $4,030,544, respectively, based on a price per common share of $25.97 on December 31, 2005. None of these shares are vested.

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

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable (1)	Value of Unexercised In-the-money Options At Fiscal Year End Exercisable/Unexercisable
Robert J. Cooney	—	—	1,100,281/32,000	$11,609,522/$329,920
John P. Doucette	—	—	130,000/5,000	$1,362,900/$ 51,550
Angelo Guagliano	—	—	60,000/40,000	$868,200/$578,800
Keith S. Hynes	3,181	$84,487	293,471/10,000	$3,023,366/$103,100
Peter A. Minton	—	—	216,652/10,000	$2,235,526/$103,100

[1]	Represents warrants to purchase 882,281, 75,000, 186,652 and 116,652 common shares held by Messrs. Cooney, Doucette, Hynes and Minton, respectively, and options to purchase 250,000, 60,000, 100,000, 116,819 and 110,000 common shares granted under the Incentive Plan, held by Messrs. Cooney, Doucette, Guagliano, Hynes and Minton, respectively.

Other Compensation—Deferred Compensation Plans

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

	Beneficial Ownership as of March 31, 2006		Percent of Class (2)
Name and Address of Beneficial Owner (1)	Number of Common Shares
Capital Z Investments, L.P. 54 Thompson Street New York, NY 10012 USA	5,539,058	(3)	9.0%

FRM Corp. (“FRM”) 82 Devonshire Street Boston, MA 02109 USA	2,963,859	(4)	5.0%

Louis Moore Bacon Moore Holdings, LLC (“Moore Holdings”) 1251 Avenue of the Americas, 53rd Floor New York, NY 10020 USA	11,078,119	(5)	17.4%

Entities affiliated with Moore Capital Management, LLC (other than Moore Holdings, LLC) 1251 Avenue of the Americas, 53rd Floor New York, NY 10020 USA	2,333,334	(6)	3.9%

T. Rowe Price Associates, Inc. (“Price Associates”) 100 East Pratt Street Baltimore, MD 21202 USA	3,184,600	(7)	5.4%

Western General Insurance Ltd. (“Western General”) Swan Building, 2nd Floor 26 Victoria Street Hamilton HM 11 Bermuda	4,428,894	(8)	7.4%

Robert J. Cooney	1,915,560	(9)	3.2%
John P. Doucette	207,294	(10)	*
Angelo Guagliano	127,500	(11)	*
Keith S. Hynes	592,652	(12)	1.0%
Peter A. Minton	328,985	(13)	*
Zack H. Bacon, III	200,000	(14)	*
John R. Barber	0		0%
W. Marston Becker	15,667	(15)	*

	Beneficial Ownership as of March 31, 2006		Percent of Class (2)
Name and Address of Beneficial Owner (1)	Number of Common Shares
.Laurence W. Cheng	4,256	(3)	*
William H. Heyman	22,533	(16)	*
Willis T. King, Jr.	57,333	(17)	*
Steven M. Skala	43,999	(18)	*
Mario P. Torsiello	57,333	(19)	*
James L. Zech	42,333	(20)	*
All directors, nominees and named executive officers, as a group (15 persons)	3,607,425	(21)	5.9%

*	Less than 1%
1.	Unless otherwise stated, the address for each beneficial owner is c/o Max Re Capital Ltd., Max Re House, 2 Front Street, Hamilton HM 11, Bermuda.
2.	Computed on the basis of 59,372,778 shares outstanding as of March 31, 2006, plus the number of options exercisable within 60 days thereafter. Our bye-laws reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise, as described in our bye-laws, 9.5% or more of the common shares to less than 9.5% of the total voting power of our capital stock unless otherwise waived at the discretion of the board of directors. As a result of the application of our bye-laws, the combined voting power of each of Cap Z and Moore Holdings, together with its affiliates, Moore Global Investments, Ltd. and Remington Investment Strategies, L.P., which we refer to collectively as the Moore Group, respectively, is now limited to less than 9.5%, which results in the increase of the voting power of other shareholders. Pursuant to our bye-laws, the voting power of other shareholders, in aggregate, is increased by the same number of votes held by the Moore Group and Cap Z that are subject to the voting limitation. Such increase applies to each of the other shareholders in proportion to its voting power as determined on any applicable record date, provided that such increase will be limited to the extent necessary to avoid causing any shareholder to have 9.5% or more voting power. Our bye-laws also limit to less than 9.5% the percentage of our common shares that may be owned by any person, unless otherwise waived by the board of directors. The board of directors has waived this ownership limitation with respect to Cap Z and the Moore Group.
3.	Includes warrants to acquire 2,205,725 common shares. Capital Z Investment Management, L.P., a Bermuda limited partnership, is the general partner of Cap Z and exercises voting and investment power with respect to Cap Z’s portfolio assets. As the general partner of Capital Z Investment Management, L.P., Capital Z Investment Management, Ltd., a Bermuda limited liability company, exercises voting and investment power with respect to Cap Z’s portfolio assets at the direction of the investment committee of Capital Z Investment Management, Ltd. Mr. Cheng is a member of the investment committee of Capital Z Investment Management, L.P. Mr. Cheng, a director of our company and an officer and director of the ultimate general partner of Cap Z and the management company of Cap Z, has a beneficial interest in 4,256 common shares owned by Cap Z through his investment in Capital Z Management, L.P. Also does not include 2,000 restricted common shares issued under the Incentive Plan that remain subject to vesting provisions.
4.	FRM’s beneficial ownership of common shares is based solely on a Form 13G filed by FRM on February 14, 2006. FRM’s percentage ownership based on common shares outstanding at March 31, 2006 was 4.992%.
5.	Includes warrants to acquire 4,411,452 common shares beneficially owned by Moore Holdings. Does not include 1,666,667 common shares beneficially owned by Moore Global Investments, Ltd., which we refer to as MGI, or 666,667 common shares beneficially owned by Remington Investment Strategies, L.P., which we refer to as Remington. Does not include 235,333 common shares owned by family members of Mr. Louis Bacon including 200,000 common shares owned by Mr. Zack Bacon, his brother. Mr. Louis Bacon, as the controlling member of Moore Holdings, may be deemed to beneficially own the common shares and warrants to acquire common shares beneficially owned by Moore Holdings.
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

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES

Page
(a)(1)	Financial Statements

	Report of the Independent Registered Public Accounting Firm (on the consolidated financial statements)	F-1

	Report of the Independent Registered Public Accounting Firm (on internal control over financial reporting)	F-2

	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	F-5

	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-6

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-7

	Notes to Consolidated Financial Statements	F-8

(a)(2)	Financial Statement Schedules:

	Schedule II—Condensed Financial Information of Registrant	F-35

	Schedule III—Supplementary Insurance Information	F-38

	Schedule IV—Supplementary Reinsurance Information	F-39

(a)(3)	Exhibits

Exhibit	Description
3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Re Capital Ltd. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of Max Re Capital’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of Max Re Capital’s Registration Statement No. 333-62006)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among Max Re Capital Ltd., Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Registration Statement No. 333-62006)

10.2	Employment Agreement, dated as of July 30, 2004, between Robert J. Cooney and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.3	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.5 of Max Re Capital’s Registration Statement No. 333-62006)

10.4	Employment Agreement, dated as of April, 2000, between Peter Minton and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.6 of Max Re Capital’s Registration Statement No. 333-62006)

Exhibit	Description
10.5	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Registration Statement No. 333-62006)

10.6	Amendment to the 2000 Stock Incentive Plan, approved in May 2002 (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.7*	Amendment to the 2000 Stock Incentive Plan, approved in April 2005.

10.8	Securities Purchase Agreement, dated as of December 22, 1999, among Moore Holdings, LLC, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Registration Statement No. 333-62006)

10.9	Securities Purchase Agreement, dated as of December 22, 1999, among Capital Z Investments, LP, Max Re Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.9 of Max Re Capital’s Registration Statement No. 333-62006)

10.10	Subscription Agreement, dated as of December 22, 1999, between Western General Insurance, Ltd. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.10 of Max Re Capital’s Registration Statement No. 333-62006)

10.11	Credit Agreement, dated as of June 1, 2005, among Max Re Capital Ltd. and Max Re Ltd., as borrowers, various financial institutions, as lenders, and ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents and Bank of America, N.A., as fronting bank and as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005)

10.12	Letter of Credit Reimbursement Agreement, dated as of January 14, 2002, among Max Re Ltd., as the borrower, various financial institutions, as the lenders, and Bayerische Hypo- und Vereinsbank AG, as fronting bank and as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.13	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Re Ltd. and ING Bank N.V., London Branch. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Current Report on Form 8-K filed on November 29, 2004)

10.14	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of Max Re Capital’s Registration Statement No. 333-62006)

10.15	Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of Max Re Capital’s Registration Statement No. 333-62006)

10.16	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	Exchange Agreement, dated as of June 13, 2003, between Moore Holdings, LLC and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.20 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.18	Exchange Agreement, dated as of June 13, 2003, between Capital Z Investments, L.P. and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.21 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.19*	Second Amended and Restated Customer Agreement and Trading Authorization, dated as of February 14, 2006, between Max Re Diversified Strategies Ltd. and Alstra Capital Management, LLC

Exhibit	Description
14.1	Max Re Capital Ltd. Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 99.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

21.1	Schedule of Group Companies. (incorporated by reference to Exhibit 21.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Re Capital Ltd. (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results.

*	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on February 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ W. MARSTON BECKER
W. Marston Becker Chief Executive Officer

November 13, 2006

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Marston Becker and Keith S. Hynes, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K/A and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. MARSTON BECKER	/s/ KEITH S. HYNES
W. Marston Becker	Keith S. Hynes
Chief Executive Officer and Director (Principal executive officer)	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: November 13, 2006	Date: November 13, 2006

/s/ N. JAMES TEES	/s/ ZACK H. BACON, III
N. James Tees Senior Vice President, Treasurer and Secretary	Zack H. Bacon, III Director

Date: November 13, 2006	Date: November 13, 2006

/s/ JAMES L. ZECH
John R. Barber Director	James L. Zech Director

Date: November 13, 2006	Date: November 13, 2006

/s/ WILLIAM KRONENBERG III	/s/ WILLIAM H. HEYMAN
William Kronenberg III Director	William H. Heyman Director

Date: November 13, 2006	Date: November 13, 2006

/s/ WILLIS T. KING, JR.	/s/ PETER A. MINTON
Willis T. King, Jr. Director	Peter A. Minton Director

Date: November 13, 2006	Date: November 13, 2006

/s/ STEVEN M. SKALA	/s/ MARIO P. TORSIELLO
Steven M. Skala Director	Mario P. Torsiello Director

Date: November 13, 2006	Date: November 13, 2006

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Max Re Capital Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, except as to the second through final paragraphs of Management’s Report on Internal Controls over Financial Reporting (as restated), which are as of November 13, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting at December 31, 2005.

Chartered Accountants

Hamilton, Bermuda

February 15, 2006, except as to the restatement discussed in Note 2 to the consolidated financial statements, which is as of November 13, 2006

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

Management has identified and included in its restated assessment the following control deficiencies as of December 31, 2005:

•	The Company did not maintain effective controls to bifurcate retroactive and prospective elements of coverage within reinsurance contracts purchased, in accordance with SFAS 113, where the dates of agreement in principle of substantial terms and coverage inception differed.

•	The Company did not maintain effective controls over the appropriate accounting for the specific contractual feature contained within the three complex retrocessional contracts purchased.

•	The Company did not maintain effective controls to identify potential extra-contractual agreements, including oral agreements, related to their retrocessional contracts purchased to allow for an appropriate determination of risk transfer.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related restated consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the restated 2005 consolidated financial statements, and this report does not affect our report dated February 15, except as to the restatement discussed in Note 2 to the consolidated financial statements which as of November 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants

Hamilton, Bermuda

February 15, 2006, except as to the second through final paragraphs of Management’s Report on Internal Control over Financial Reporting (as Restated) (Part C of Item 9), which are as of November 13, 2006.

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004
	(Restated)	(Restated)
Assets
Cash and cash equivalents	$314,031	$239,188
Fixed maturities, available for sale at fair value	2,682,864	2,156,011
Alternative investments, at fair value	1,230,889	1,119,028
Accrued interest income	32,632	24,257
Premiums receivable	398,666	262,714
Losses and benefits recoverable from reinsurers	453,641	340,123
Funds withheld	16,932	17,599
Deferred acquisition costs	69,015	54,770
Prepaid reinsurance premiums	83,493	79,337
Other assets	23,001	26,384

Total assets	$5,305,164	$4,319,411

Liabilities
Property and casualty losses	$2,006,032	$1,455,099
Life and annuity benefits	854,224	666,101
Deposit liabilities	225,328	266,479
Funds withheld from reinsurers	271,992	285,060
Unearned property and casualty premiums	442,976	447,633
Reinsurance balances payable	90,781	50,258
Accounts payable and accrued expenses	78,111	96,078
Bank loan	150,000	150,000

Total liabilities	4,119,444	3,416,708

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 58,829,354 (2004—45,825,880) shares issued and outstanding	58,829	45,826
Additional paid-in capital	921,384	643,444
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(14,574)	(13,294)
Accumulated other comprehensive income	4,981	22,227
Retained earnings	215,565	215,015

Total shareholders’ equity	1,185,720	902,703

Total liabilities and shareholders’ equity	$5,305,164	$4,319,411

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues
Gross premiums written	$1,246,031	$1,043,601	$1,009,779
Reinsurance premiums ceded	(198,974)	(162,521)	(185,262)

Net premiums written	$1,047,057	$881,080	$824,517

Earned premiums	$1,247,584	$1,068,172	$835,449
Earned premiums ceded	(194,085)	(168,223)	(120,952)

Net premiums earned	1,053,499	899,949	714,497
Net investment income	106,835	82,815	60,132
Net gains on alternative investments	39,885	81,648	124,036
Net realized gains (losses) on sale of fixed maturities	(743)	10,447	19,259
Other income	4,635	4,890	10,743

Total revenues	1,204,111	1,079,749	928,667

Losses and expenses
Losses and benefits	1,039,465	751,442	582,958
Acquisition costs	76,224	116,862	149,534
Interest expense	22,764	20,644	18,435
General and administrative expenses	56,153	49,047	39,845

Total losses and expenses	1,194,606	937,995	790,772

Income before minority interest	9,505	141,754	137,895
Minority interest	—	—	(11,074)

Net income	9,505	141,754	126,821
Change in net unrealized appreciation of fixed maturities	(13,364)	(7,140)	(23,491)
Foreign currency translation adjustment	(3,882)	3,577	173

Comprehensive income (loss)	$(7,741)	$138,191	$103,503

Basic earnings per share	$0.20	$3.10	$3.09

Diluted earnings per share	$0.18	$2.92	$3.00

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Common shares
Balance—beginning of year	$45,826	$45,185	$37,999
Issue of shares	13,338	910	371
Issue of shares on elimination of minority interest	—	—	7,120
Repurchase of shares	(335)	(269)	(305)

Balance—end of year	58,829	45,826	45,185

Additional paid-in capital
Balance—beginning of year	643,444	629,187	526,582
Issue of common shares	297,117	18,266	4,127
Issue of common shares on elimination of minority interest	—	—	101,700
Direct equity offering expenses	(13,134)	—	—
Repurchase of shares	(7,025)	(4,581)	(3,591)
Stock option expense	982	572	369

Balance—end of year	921,384	643,444	629,187

Loans receivable from common share sales
Balance—beginning of year	(10,515)	(11,965)	(12,575)
Loans granted	—	—	—
Loans repaid	10,050	1,450	610

Balance—end of year	(465)	(10,515)	(11,965)

Unearned stock grant compensation
Balance—beginning of year	(13,294)	(4,032)	(2,656)
Stock grants awarded	(11,294)	(15,983)	(3,740)
Amortization	10,014	6,721	2,364

Balance—end of year	(14,574)	(13,294)	(4,032)

Accumulated other comprehensive income
Balance—beginning of year	22,227	25,790	49,108
Holding gains (losses) on fixed maturities arising in year	(14,107)	3,307	(13,433)
Net realized (gains) losses included in net income	743	(10,447)	(19,259)
Currency translation adjustments	(3,882)	3,577	173
Allocation to minority interest	—	—	6,504
Holding gains transferred on elimination of minority interest	—	—	2,697

Balance—end of year	4,981	22,227	25,790

Retained earnings (deficit)
Balance—beginning of year	215,015	78,748	(44,285)
Net income	9,505	141,754	126,821
Dividends paid	(8,955)	(5,487)	(3,788)

Balance—end of year	215,565	215,015	78,748

Total shareholders’ equity	$1,185,720	$902,703	$762,913

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Operating activities
Net income	$9,505	$141,754	$126,821
Adjustments to reconcile net income to net cash from operating activities:
Minority interest share of net income	—	—	11,074
Amortization of unearned stock based compensation	10,996	7,293	2,733
Amortization of premium on fixed maturities	9,293	9,186	5,986
Net realized (gains) losses on sale of fixed maturities	743	(10,447)	(19,259)
Alternative investments	(112,352)	(288,132)	(178,560)
Accrued interest income	(8,375)	(9,649)	(2,304)
Premiums receivable	(135,952)	126,679	(199,179)
Losses and benefits recoverable from reinsurers	(113,518)	(127,210)	(102,336)
Funds withheld	667	(17,543)	55,220
Deferred acquisition costs	(14,245)	32,346	(8,402)
Prepaid reinsurance premiums	(4,156)	5,883	(63,959)
Other assets	3,383	(356)	(1,739)
Property and casualty losses	550,933	463,412	374,283
Life and annuity benefits	188,123	186,002	75,091
Funds withheld from reinsurers	(13,068)	74,564	86,671
Unearned property and casualty premiums	(4,657)	(23,992)	174,916
Reinsurance balances payable	40,523	(24,435)	32,429
Accounts payable and accrued expenses	(17,967)	52,303	27,757

Cash from operating activities	389,876	597,658	397,243

Investing activities
Purchases of fixed maturities	(1,789,339)	(1,683,884)	(1,210,559)
Sales of fixed maturities	1,181,516	1,100,398	785,383
Redemptions of fixed maturities	58,061	26,489	83,407

Cash used in investing activities	(549,762)	(556,997)	(341,769)

Financing activities
Net proceeds from issuance of common shares	286,027	3,193	758
Repurchase of common shares	(7,360)	(4,850)	(3,896)
Proceeds from bank loan	—	—	50,000
Dividends	(8,955)	(5,487)	(3,788)
Distributions to / conversions of minority shareholders	—	—	(285)
Additions to deposit liabilities	21,287	55,253	55,448
Payments of deposit liabilities	(62,438)	(56,124)	(45,082)
Notes and loans repaid	10,050	1,450	610

Cash from (used in) financing activities	238,611	(6,565)	53,765

Effect of exchange rate on cash	(3,882)	3,577	173
Net increase in cash and cash equivalents	74,843	37,673	109,412
Cash and cash equivalents, beginning of year	239,188	201,515	92,103

Cash and cash equivalents, end of year	$314,031	$239,188	$201,515

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,269	$4,281	$3,370

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

2. Restatement of Financial Statements

On June 7, 2006, the Company restated its consolidated financial statements (the “First Restatement”) as discussed below. The effects of the First Restatement were reflected in the Company’s consolidated financial statements and accompanying notes included in the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, which was filed on June 7, 2006, and are reflected in the “previously reported” columns in the tables set forth below and in Note 18. The effects of the First Restatement and the November 13, 2006 restatement discussed below (the “Second Restatement”) are included in the consolidated financial statements and accompanying notes included herein.

First Restatement

On March 24, 2006, subsequent to the filing on February 15, 2006 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company announced that the Audit and Risk Management Committee (“ARMC”) had initiated an internal investigation that was opened to review of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was to consider whether these contracts were properly accounted for by the Company, principally with respect to whether they contain sufficient risk transfer to meet the requirements of Statement of Financial Accounting Standard No. 113 (“SFAS 113’) to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC. In May 2006, the ARMC concluded its internal investigation and found that the review supported the Company’s original determination that the three contracts in question contained sufficient risk transfer to meet the requirements of SFAS 113 to be accounted for as reinsurance. However, the review caused the Company to re-evaluate other accounting aspects of the three contracts. This re-evaluation led the Company to conclude that a restatement of the consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 was warranted. Specifically, the Company restated to account for the bifurcation of the retrocessional contracts into retroactive and prospective components and to account for an additional contractual feature on a gross basis as more fully described in the Company’s restated consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in our Annual Report on Form 10-K/A (Amendment No.1) filed on June 7, 2006.

The effect of the First Restatement on the Company’s originally reported consolidated financial statements was to decrease 2005 net income by $0.4 million; to increase 2004 net income by $1.6 million; and to decrease 2003 net income by $2.0 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 was a decrease of $17.2 million.

Second Restatement

In October 2006, the ARMC received from the counter-party to two of these contracts additional information that was unknown and unavailable to the Company at the May 2006 conclusion of the initial internal

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

investigation. The ARMC immediately reopened its internal investigation to determine whether, in light of this additional information, these two contracts, which were entered into in 2001, still satisfied the risk transfer requirements of SFAS 113. The additional information raised the possibility of the existence of an oral agreement that would negate risk transfer. The available evidence does not allow for a definitive conclusion as to the existence of such an oral agreement. However, because some of the evidence suggests such an agreement, the Company believes that there is an insufficient basis to conclude that there was risk transfer with respect to these two contracts and, accordingly, the Company has determined that it is appropriate to restate its financial statements for the years ending December 31, 2001 through 2005 and for each of the periods ended March 31, 2006 and June 30, 2006 to reflect no risk transfer for these two contracts. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remains unchanged from that reported on our Form 10-K/A (Amendment No. 1) filed on June 7, 2006. With the decision to restate, the AMRC has concluded its internal investigation.

The effect of the Second Restatement on the Company’s previously reported consolidated financial statements is to increase 2005 net income by $3.2 million; to increase 2004 net income by $6.4 million; to increase 2003 net income by $8.3 million; to increase 2002 net income by $3.6 million and to decrease 2001 net income by $29.6 million. The cumulative adjustment to shareholders’ equity and minority interest at January 1, 2003 is a decrease of $32.1 million. The effect of the Second Restatement is to increase Losses and benefits and to decrease Reinsurance premiums ceded, Earned premiums ceded, Losses and benefits recoverable from reinsurers and Accounts payable and accrued expenses as a result of no longer accounting for the two retrocessional contracts as reinsurance. Additionally, as the contracts were written on a funds withheld basis, there is also a reduction in Interest expense and Funds withheld from reinsurers as a result of the Second Restatement.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Consolidated Balance Sheet and the Consolidated Statements of Income and Comprehensive Income affected by the Second Restatement. In addition there were changes to the Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Notes 5,7,12,14,15,17, and 18 to the Consolidated Financial Statements as a result of the Second Restatement adjustments.

Year ended December 31, 2005	Previously reported	Restatement adjustment	Restated
Reinsurance premiums ceded	$(228,041)	$29,067	$(198,974)
Net premiums written	1,017,990	29,067	1,047,057
Earned premiums ceded	(223,152)	29,067	(194,085)
Net earned premiums	1,024,432	29,067	1,053,499
Total revenues	1,175,044	29,067	1,204,111
Losses and benefits	1,004,314	35,151	1,039,465
Interest expense	32,025	(9,261)	22,764
Total Losses and expenses	1,168,716	25,890	1,194,606
Net income	6,328	3,177	9,505
Comprehensive income (loss)	(10,918)	3,177	(7,741)
Basic earnings per share	0.13	0.07	0.20
Diluted earnings per share	0.12	0.06	0.18

Losses and benefits recoverable from reinsurers	646,669	(193,028)	453,641
Funds withheld from reinsurers	435,942	(163,950)	271,992
Accounts payable and accrued expenses	94,043	(15,932)	78,111
Additional paid-in capital	926,386	(5,002)	921,384
Retained earnings	223,709	(8,144)	215,565
Total shareholders’ equity	1,198,866	(13,146)	1,185,720

Year ended December 31, 2004	Previously reported	Restatement adjustment	Restated
Reinsurance premiums ceded	$(166,419)	$3,898	$(162,521)
Net premiums written	877,182	3,898	881,080
Earned premiums ceded	(172,121)	3,898	(168,223)
Net earned premiums	896,051	3,898	899,949
Total revenues	1,075,851	3,898	1,079,749
Losses and benefits	740,956	10,486	751,442
Interest expense	33,644	(13,000)	20,644
Total Losses and expenses	940,509	(2,514)	937,995
Net income	135,342	6,412	141,754
Comprehensive income (loss)	131,779	6,412	138,191
Basic earnings per share	2.96	0.14	3.10
Diluted earnings per share	2.79	0.13	2.92
Losses and benefits recoverable from reinsurers	508,481	(168,358)	340,123
Funds withheld from reinsurers	421,514	(136,454)	285,060
Accounts payable and accrued expenses	111,659	(15,581)	96,078
Additional paid-in capital	648,446	(5,002)	643,444
Retained earnings	226,336	(11,321)	215,015
Total shareholders’ equity	919,026	(16,323)	902,703

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Year ended December 31, 2003	Previously reported	Restatement adjustment	Restated
Earned premiums ceded	(122,515)	1,563	(120,952)
Net earned premiums	712,934	1,563	714,497
Total revenues	927,104	1,563	928,667
Losses and benefits	580,388	2,570	582,958
Interest expense	28,829	(10,394)	18,435
Total Losses and expenses	798,596	(7,824)	790,772
Income before minority interest	128,508	9,387	137,895
Minority interest in net income	(9,950)	(1,124)	(11,074)
Net income	118,558	8,263	126,821
Comprehensive income (loss)	95,240	8,263	103,503
Basic earnings per share	2.89	0.20	3.09
Diluted earnings per share	2.79	0.21	3.00
Losses and benefits recoverable from reinsurers	403,264	(190,351)	212,913
Funds withheld from reinsurers	360,913	(150,417)	210,496
Accounts payable and accrued expenses	60,974	(17,199)	43,775
Additional paid-in capital	634,189	(5,002)	629,187
Retained earnings	96,481	(17,733)	78,748
Total shareholders’ equity	785,648	(22,735)	762,913

Reconciliation of minority interest and shareholders’ equity at December 31, 2002	Shareholders’ equity	Minority interest	Total shareholders’ equity and minority interest
At December 31, 2001 as previously reported	$570,080	$112,385	$682,465
Restatement effect in 2001	(29,588)	(6,785)	(36,373)

At December 31, 2001 as restated	$540,492	$105,600	$646,092

At December 31, 2002 as previously reported	$580,169	$113,357	$693,526
Restatement effect in 2001	(29,588)	(6,785)	(36,373)
Restatement effect in 2002	3,592	658	4,250

At December 31, 2002 as restated	$554,173	$107,230	$661,403

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

5. Property and casualty losses and loss adjustment expenses (Restated)

The summary of changes in outstanding property and casualty losses at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Gross balance at January 1	$1,455,099	$991,687	$778,069
Less: Reinsurance recoverables and deferred charges	(298,086)	(166,222)	(136,593)

Net balance at January 1	1,157,013	825,465	641,476

Reclassification to deposit liability	—	—	(117,136	)(1)

Incurred losses related to:
Current year	588,876	513,103	443,063
Prior year	139,377	91	24,957

Total incurred	728,253	513,194	468,020

Paid losses related to:
Current year	(65,596)	(64,274)	(55,993)
Prior year	(217,637)	(119,269)	(106,075)

Total paid	(283,233)	(183,543)	(162,068)
Retroactive reinsurance recoveries	—	—	(5,065)
Foreign currency revaluation	(5,395)	1,897	238
Net balance at December 31	1,596,637	1,157,013	825,465
Plus: Reinsurance recoverables and deferred charges	409,394	298,086	166,222

Gross balance at December 31	$2,006,032	$1,455,099	$991,687

(1)	The reclassification to deposit liability relates to an amendment, effective January 1, 2003, to the terms of a property and casualty contract written in a prior year. The amendment was a material change to the contract, causing the Company to record the amended contract as a deposit arrangement, thereby reducing the net reserve for property and casualty losses by $117,136.

Prior year incurred losses of $139,377 for the year ended December 31, 2005 are comprised of three components: losses arising from changes in premium estimates of $386, amortization of deferred charges on retroactive contracts of $4,407 and an increase in losses arising from re-estimation of liabilities of $134,584.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The net adverse loss development of $134,584 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment. The net adverse development primarily relates to two contracts where reserves have been strengthened based on changes in the underlying clients’ loss history and predominantly relates to workers’ compensation and whole account coverages. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses, the net effect of the development on income was a charge of $25,208.

Prior year incurred losses of $91 for the year ended December 31, 2004 are comprised of two components: losses arising from changes in premium estimates of ($5,643) and a reduction in losses arising from re-estimation of liabilities of $5,734. Changes in premium estimates occur on prior year contracts each year and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The net adverse loss development of $5,734 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment and results from contracts where reserves have been strengthened based on changes in the underlying clients’ loss history and predominantly relates to workers’ compensation and whole account coverages. The adverse development is partially offset by the final settlement of contractual obligations through commutations at amounts lower than reserved.

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

7. Reinsurance (Restated)

The Company utilizes reinsurance and retrocession agreements principally to increase aggregate capacity and to reduce the risk of loss on business assumed. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses, benefits and loss adjustment expenses from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits are net of losses and benefits recoverable of $163,318 in 2005 (2004—$138,974; 2003—$111,655) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. All of the Company’s recoverables are with reinsurers rated “A- (excellent)” or higher by A.M. Best Company at December 31, 2005 with the exception of Grand Central Re which is rated “NR4” by A.M. Best Company. The Company retains funds from Grand Central Re amounting to approximately 89.2% of the loss recoverable obligation.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Premiums written			Premiums earned
Property and casualty	2005	2004	2003	2005	2004	2003
Direct	$355,296	$248,068	$163,213	$301,213	$217,543	$66,083
Assumed	615,720	583,234	738,316	671,356	638,330	661,116
Ceded	(197,505)	(161,814)	(163,612)	(192,616)	(167,516)	(99,302)

Net	$773,511	$669,488	$737,917	$779,953	$688,357	$627,897

	Premiums written			Premiums earned
Life and annuity	2005	2004	2003	2005	2004	2003
Assumed	$275,015	$212,299	$108,250	$275,015	$212,299	$108,250
Ceded	(1,469)	(707)	(21,650)	(1,469)	(707)	(21,650)

Net	$273,546	$211,592	$86,600	$273,546	$211,592	$86,600

Total	$1,047,057	$881,080	$824,517	$1,053,499	$899,949	$714,497

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

Stock options issued under the Plan have terms set by the Committee. The maximum option period is ten years. The minimum exercise price of ISOs is equal to the fair value of the Company’s common shares at the date of grant or are granted and priced on a prospective basis. Options contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability.

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

If the Company were to recognize compensation expense over the relevant service period under the fair value method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased in each period from the amount reported, resulting in pro forma net income and earnings per share as follows:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net income, as reported	$9,505	$141,754	$126,821
Add: Stock-based employee compensation expense included in reported net income	982	572	342
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,204)	(2,847)	(2,531)

Pro forma net income	$8,283	$139,479	$124,632

Earnings per share, as reported
Basic	$0.20	$3.10	$3.09
Diluted	$0.18	$2.92	$3.00
Earnings per share, pro forma
Basic	$0.17	$3.05	$3.03
Diluted	$0.16	$2.87	$2.95

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

14. Statutory requirements and dividend restrictions (Restated)

Under the Bermuda Insurance Act, 1978 and related regulations, Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2005 was approximately $380,000 and actual statutory capital and surplus was approximately $1,055,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs.

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

15. Earnings per share (Restated)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Basic earnings per share:
Net income	$9,505	$141,754	$126,821
Weighted average common shares outstanding	48,685,954	45,703,410	41,094,393

Basic earnings per share	$0.20	$3.10	$3.09

Diluted earnings per share:
Net income	$9,505	$141,754	$126,821
Add back minority interest share of income	—	—	11,074

Adjusted net income	$9,505	$141,754	$137,895

Weighted average ordinary shares outstanding—basic	48,685,954	45,703,410	41,094,393
Weighted average non-voting shares outstanding	—	—	4,135,064
Conversion of warrants	3,146,532	2,308,438	601,436
Conversion of options	723,529	556,921	164,722

Weighted average ordinary shares outstanding—diluted	52,556,015	48,568,769	45,995,615

Diluted earnings per share	$0.18	$2.92	$3.00

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

A summary of operations by segment for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2005	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$615,720	$355,296	$971,016	$275,015	$—	$1,246,031
Reinsurance premiums ceded	(51,767)	(145,738)	(197,505)	(1,469)	—	(198,974)

Net premiums written	$563,953	$209,558	$773,511	$273,546	$—	$1,047,057

Earned premiums	$671,356	$301,213	$972,569	$275,015	$—	$1,247,584
Earned premiums ceded	(64,287)	(128,329)	(192,616)	(1,469)	—	(194,085)

Net premiums earned	607,069	172,884	779,953	273,546	—	1,053,499
Net investment income	—	—	—	—	106,835	106,835
Net gains on alternative investments	—	—	—	—	39,885	39,885
Net realized gains on sale of fixed maturities	—	—	—	—	(743)	(743)
Other income	—	—	—	—	4,635	4,635

Total revenues	607,069	172,884	779,953	273,546	150,612	1,204,111

Losses and expenses
Losses and benefits	552,795	175,458	728,253	311,212	—	1,039,465
Acquisition costs	73,617	110	73,727	2,497	—	76,224
Interest expense	—	—	—	—	22,764	22,764
General and administrative expenses	15,023	9,857	24,880	3,487	27,786	56,153

Total losses and expenses	641,435	185,425	826,860	317,196	50,550	1,194,606

Income (loss) before minority interest	$(34,366)	$(12,541)	$(46,907)	$(43,650)	$100,062	$9,505

Loss ratio *	91.1%	101.5%	93.4%	* **
Combined ratio **	105.7%	107.3%	106.0%	* **

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	The combined ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2004	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$583,234	$248,068	$831,302	$212,299	$—	$1,043,601
Reinsurance premiums ceded	(47,573)	(114,241)	(161,814)	(707)	—	(162,521)

Net premiums written	$535,661	$133,827	$669,488	$211,592	$—	$881,080

Earned premiums	$638,330	$217,543	$855,873	$212,299	$—	$1,068,172
Earned premiums ceded	(74,012)	(93,504)	(167,516)	(707)	—	(168,223)

Net premiums earned	564,318	124,039	688,357	211,592	—	899,949
Net investment income	—	—	—	—	82,815	82,815
Net gains on alternative investments	—	—	—	—	81,648	81,648
Net realized gains on sale of fixed maturities	—	—	—	—	10,447	10,447
Other income	—	—	—	—	4,890	4,890

Total revenues	564,318	124,039	688,357	211,592	179,800	1,079,749

Losses and expenses
Losses and benefits	422,590	90,604	513,194	238,248	—	751,442
Acquisition costs	110,840	2,502	113,342	3,520	—	116,862
Interest expense	—	—	—	—	20,644	20,644
General and administrative expenses	12,116	6,797	18,913	4,488	25,646	49,047

Total losses and expenses	545,546	99,903	645,449	246,256	46,290	937,995

Income (loss) before minority interest	$18,772	$24,136	$42,908	$(34,664)	$133,510	$141,754

Loss ratio	74.9%	73.0%	74.6%
Combined ratio	96.7%	80.5%	93.8%

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2003	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$738,316	$163,213	$901,529	$108,250	$—	$1,009,779
Reinsurance premiums ceded	(106,620)	(56,992)	(163,612)	(21,650)	—	(185,262)

Net premiums written	$631,696	$106,221	$737,917	$86,600	$—	$824,517

Earned premiums	$661,116	$66,083	$727,199	$108,250	$—	$835,449
Earned premiums ceded	(79,104)	(20,198)	(99,302)	(21,650)	—	(120,952)

Net premiums earned	582,012	45,885	627,897	86,600	—	714,497
Net investment income	—	—	—	—	60,132	60,132
Net gains on alternative investments	—	—	—	—	124,036	124,036
Net realized gains on sale of fixed maturities	—	—	—	—	19,259	19,259
Other income	—	—	—	—	10,743	10,743

Total revenues	582,012	45,885	627,897	86,600	214,170	928,667

Losses and expenses
Losses and benefits	433,428	34,591	468,019	114,939	—	582,958
Acquisition costs	144,569	3,098	147,667	1,867	—	149,534
Interest expense	—	—	—	—	18,435	18,435
General and administrative expenses	9,396	4,907	14,303	4,486	21,056	39,845

Total losses and expenses	587,393	42,596	629,989	121,292	39,491	790,772

Income (loss) before minority interest	$(5,381)	$3,289	$(2,092)	$(34,692)	$174,679	$137,895

Loss ratio	74.5%	75.4%	74.5%
Combined ratio	100.9%	92.8%	100.3%

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
North America	$812,860	$620,078	$634,795
Europe	433,171	423,523	374,984
Reinsurance ceded—North America	(163,947)	(128,535)	(90,882)
Reinsurance ceded—Europe	(35,027)	(33,986)	(94,380)

	$1,047,057	$881,080	$824,517

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

18. Quarterly financial results (unaudited)

	Quarter Ended
2005	March 31	June 30	September 30	December 31
	(Restated)
Revenues
Gross premiums written	$455,689	$245,107	$288,047	$257,188

Net premiums earned	$308,324	$192,656	$295,777	$256,742
Net investment income	23,689	24,965	27,002	31,179
Net gains on alternative investments	14,377	3,597	35,642	(13,731)
Net realized gains (losses) on sale of fixed maturities	390	813	1,624	(3,570)
Other income	1,318	1,182	1,088	1,047

Total revenues	348,098	223,213	361,133	271,667

Losses and expenses
Losses and benefits	268,298	156,458	367,681	247,028
Acquisition costs	21,502	17,921	20,492	16,309
Interest expense	3,057	10,139	2,720	6,848
General and administrative expenses	15,257	12,310	14,484	14,102

Total losses and expenses	308,114	196,828	405,377	284,287

Income (loss) before minority interest	$39,984	$26,385	$(44,244)	$(12,620)

Net income (loss)	$39,984	$26,385	$(44,244)	$(12,620)

Basic earnings (loss) per share	$0.87	$0.57	$(0.96)	$(0.22)

Diluted earnings (loss) per share	$0.80	$0.53	$(0.96)	$(0.22)

	Quarter Ended
2005	March 31	June 30	September 30	December 31
	(Previously reported)
Revenues
Gross premiums written	$455,689	$245,107	$288,047	$257,188

Net premiums earned	$308,324	$192,081	$267,285	$256,742
Net investment income	23,689	24,965	27,002	31,179
Net gains on alternative investments	14,377	3,597	35,642	(13,731)
Net realized gains (losses) on sale of fixed maturities	390	813	1,624	(3,570)
Other income	1,318	1,182	1,088	1,047

Total revenues	348,098	222,638	332,641	271,667

Losses and expenses
Losses and benefits	267,425	155,717	334,802	246,370
Acquisition costs	21,502	17,921	20,492	16,309
Interest expense	6,232	13,372	6,748	5,673
General and administrative expenses	15,257	12,310	14,484	14,102

Total losses and expenses	310,416	199,320	376,526	282,454

Income (loss) before minority interest	$37,682	$23,318	$(43,885)	$(10,787)

Net income (loss)	$37,682	$23,318	$(43,885)	$(10,787)

Basic earnings (loss) per share	$0.82	$0.50	$(0.95)	$(0.19)

Diluted earnings (loss) per share	$0.75	$0.47	$(0.95)	$(0.19)

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Quarter Ended
2004	March 31	June 30	September 30	December 31
	(Restated)
Revenues
Gross premiums written	$439,531	$183,654	$280,848	$139,568

Net premiums earned	$194,482	$167,349	$326,602	$211,516
Net investment income	18,846	19,696	20,106	24,167
Net gains on alternative investments	38,476	1,038	(14,624)	56,758
Net realized gains (losses) on sale of fixed maturities	5,781	(2,575)	916	6,325
Other income	1,168	1,211	1,285	1,226

Total revenues	258,753	186,719	334,285	299,992

Losses and expenses
Losses and benefits	166,939	130,836	294,747	158,920
Acquisition costs	31,783	29,199	26,032	29,848
Interest expense	7,930	(2,801)	8,902	6,613
General and administrative expenses	10,169	13,945	10,549	14,384

Total losses and expenses	216,821	171,179	340,230	209,765

Income (loss) before minority interest	$41,932	$15,540	$(5,945)	$90,227

Net income (loss)	$41,932	$15,540	$(5,945)	$90,227

Basic earnings (loss) per share	$0.92	$0.34	$(0.13)	$1.97

Diluted earnings (loss) per share	$0.85	$0.32	$(0.13)	$1.87

	Quarter Ended
2004	March 31	June 30	September 30	December 31
	(Previously reported)
Revenues
Gross premiums written	$439,531	$183,654	$280,848	$139,568

Net premiums earned	$190,583	$167,350	$326,601	$211,517
Net investment income	18,846	19,696	20,106	24,167
Net gains on alternative investments	38,476	1,038	(14,624)	56,758
Net realized gains (losses) on sale of fixed maturities	5,781	(2,575)	916	6,325
Other income	1,168	1,211	1,285	1,226

Total revenues	254,854	186,720	334,284	299,993

Losses and expenses
Losses and benefits	158,696	130,015	294,030	158,215
Acquisition costs	31,783	29,199	26,032	29,848
Interest expense	11,843	95	11,979	9,727
General and administrative expenses	10,169	13,945	10,549	14,384

Total losses and expenses	212,491	173,254	342,590	212,174

Income (loss) before minority interest	$42,363	$13,466	$(8,306)	$87,819

Net income (loss)	$42,363	$13,466	$(8,306)	$87,819

Basic earnings (loss) per share	$0.93	$0.29	$(0.18)	$1.92

Diluted earnings (loss) per share	$0.86	$0.28	$(0.18)	$1.82

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	Quarter Ended
2003	March 31	June 30	September 30	December 31
	(Restated)
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$143,833	$139,432	$174,276	$256,956
Net investment income	14,507	15,061	13,899	16,665
Net gains on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	184,634	202,426	228,993	312,614

Losses and expenses
Losses and benefits	115,574	112,881	135,186	219,317
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	3,801	6,267	2,644	5,723
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	166,308	165,623	185,422	273,419

Income before minority interest	$18,326	$36,803	$43,571	$39,195

Net income	$15,552	$31,104	$40,970	$39,195

Basic earnings per share	$0.41	$0.82	$0.96	$0.87

Diluted earnings per share	$0.40	$0.81	$0.95	$0.82

	Quarter Ended
2003	March 31	June 30	September 30	December 31
	(Previously reported)
Revenues
Gross premiums written	$430,545	$165,767	$188,608	$224,859

Net premiums earned	$142,270	$139,432	$174,277	$256,955
Net investment income	14,507	15,061	13,899	16,665
Net gains on alternative investments	21,802	45,212	28,148	28,874
Net realized gains on sale of fixed maturities	2,490	509	11,548	4,712
Other income	2,002	2,212	1,122	5,407

Total revenues	183,071	202,426	228,994	312,613

Losses and expenses
Losses and benefits	113,004	112,881	135,186	219,317
Acquisition costs	38,737	35,690	36,696	38,411
Interest expense	5,981	8,953	5,382	8,513
General and administrative expenses	8,196	10,785	10,896	9,968

Total losses and expenses	165,918	168,309	188,160	276,209

Income before minority interest	$17,153	$34,117	$40,834	$36,404

Net income	$14,563	$28,840	$38,751	$36,404

Basic earnings per share	$0.38	$0.76	$0.91	$0.81

Diluted earnings per share	$0.38	$0.75	$0.89	$0.76

SCHEDULE II

MAX RE CAPITAL LTD.

Supplementary Insurance Information (Unaudited)

Balance Sheet

December 31, 2005 and 2004

(Expressed in thousands of United States Dollars)

	December 31, 2005	December 31, 2004
	(Restated)	(Restated)
Assets
Cash and cash equivalents	$16,694	$6,220
Investments in Subsidiaries	1,130,559	860,115
Due from affiliated companies	34,614	13,926
Other assets	533	692

Total Assets	$1,182,400	$880,953

Liabilities
Accounts payable and accrued expenses	1,661	477

Total Liabilities	1,661	477

Shareholders’ Equity
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 58,829,354 shares issued and outstanding (2004 – 45,825,880)	58,829	45,826
Additional paid-in capital	921,384	643,444
Loans receivable from common share sales	(465)	(10,515)
Unearned stock grant compensation	(14,574)	(13,294)
Accumulated other comprehensive income (loss)	—	—
Retained earnings	215,565	215,015

Total Shareholders’ Equity	$1,180,739	$880,476

Total Liabilities and Shareholders’ Equity	$1,182,400	$880,953

SCHEDULE II (Continued)

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Statement of Income and Comprehensive Income

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(Restated)	(Restated)	(Restated)
Revenue
Net investment income	$12,119	$144,127	$128,777
Expenses
General and administrative expenses	2,614	2,373	1,956

Net Income	$9,505	$141,754	$126,821
Unrealized gains arising during the year	—	—	—
Adjustments for re-classification of (gains) realized in income	—	—	—
Comprehensive Income	$9,505	$141,754	$126,821

SCHEDULE II (Continued)

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Statement of Cash Flows

For the years ended December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(Restated)	(Restated)	(Restated)
Operating activities:
Net income	$9,505	$141,754	$126,821
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned stock based compensation	10,996	7,293	2,733
Other assets	159	54	41
Accounts payable and accrued expenses	1,184	477	(249)
Due from affiliated companies	(20,688)	(11,628)	2,986
Equity in net earnings of subsidiaries	(11,589)	(143,879)	(128,548)

Net cash used in (provided by) operating activities	(10,433)	(5,929)	3,784
Investing activities:
Investments in subsidiaries	(272,515)	—	—
Dividends received	13,660	13,287	3,788

Net cash used in (provided by) investing activities	(258,855)	13,287	3,788
Financing Activities:
Net proceeds from issuance of common shares	286,027	3,193	758
Repurchase of common shares	(7,360)	(4,850)	(3,896)
Notes and loans repaid	10,050	1,450	610
Dividend paid	(8,955)	(5,487)	(3,788)

Net cash (provided by) used in financing activities	279,762	(5,694)	(6,316)
Increase in cash and cash equivalents	10,474	1,664	1,256
Cash and cash equivalents, beginning of period	6,220	4,556	3,300

Cash and cash equivalents, end of period	$16,694	$6,220	$4,556

SCHEDULE III

MAX RE CAPITAL LTD.

Supplementary Insurance Information

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

Year ended December 31, 2005

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
				(Restated)		(Restated)		(Restated)
Property & Casualty Reinsurance	$44,858	$1,549,972	$261,522	$607,069	—	$552,795	$73,617	$563,953	$15,023
Property & Casualty Insurance	3,711	456,060	181,454	172,884	—	175,458	110	209,558	9,857
Life Reinsurance	20,446	854,224	—	273,546	—	311,212	2,497	273,546	3,487
Not allocated to segments	—	—	—	—	106,835	—	—	—	27,786

Total	69,015	2,860,256	442,976	1,053,499	106,835	1,039,465	76,224	1,047,057	56,153

Year ended December 31, 2004

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
				(Restated)		(Restated)		(Restated)
Property & Casualty Reinsurance	$46,207	$1,245,017	$319,592	$564,318	—	$422,590	$110,840	$535,661	$12,116
Property & Casualty Insurance	(1,737)	210,082	128,041	124,039	—	90,604	2,502	133,827	6,797
Life Reinsurance	10,300	666,101	—	211,592	—	238,248	3,520	211,592	4,488
Not allocated to segments	—	—	—	—	82,815	—	—	—	25,646

Total	54,770	2,121,200	447,633	899,949	82,815	751,442	116,862	881,080	49,047

Year ended December 31, 2003

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
				(Restated)		(Restated)		(Restated)
Property & Casualty Reinsurance	$79,064	$941,443	$373,930	$582,012	—	$433,428	$144,569	$631,696	$9,396
Property & Casualty Insurance	(4,116)	50,244	97,695	45,885	—	34,591	3,098	106,221	4,907
Life Reinsurance	12,168	480,099	—	86,600	—	114,939	1,867	86,600	4,486
Not allocated to segments	—	—	—	—	60,132	—	—	—	21,056

Total	87,116	1,471,786	471,625	714,497	60,132	582,958	149,534	824,517	39,845

[1]	Investment Income is not allocated to the Company’s segments as the invested assets are managed centrally.

SCHEDULE IV

MAX RE CAPITAL LTD.

Reinsurance

December 31, 2005, 2004 and 2003

(Expressed in thousands of United States Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
		(Restated)		(Restated)	(Restated)
Year ended December 31, 2005	$355,296	$198,974	$890,735	$1,047,057	85%
Year ended December 31, 2004	$248,068	$162,521	$795,533	$881,080	90%
Year ended December 31, 2003	$163,213	$185,262	$846,566	$824,517	103%