Form 10-Q/A
period 2006-03-31
MAX RE CAPITAL LTD
filed 2006-11-14
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2006. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001and filed an amendment to our Annual Report on Form 10-K/A (Amendment No. 2) with the SEC on November 13, 2006. We have also restated our unaudited interim consolidated financial statements for the quarterly period ended March 31, 2006 and are filing this amendment to reflect the restated amounts. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q/A. Our previously issued financial statements for the restated periods should no longer be relied upon.

The restatement reflects our determination to reflect no risk transfer for two contracts, both of which were entered into in 2001, after receiving additional information that was unknown and unavailable to us at the conclusion of the initial internal investigation which was concluded in May 2006 and is more fully described in our From 10-K/A (Amendment No. 2). The cumulative effect of the restatement is a reduction of shareholders equity by $10.7 million as at March 31, 2006. The aggregate effect of the restatement to net income is to increase 2006 first quarter net income by $2.4 million and to increase 2005 first quarter net income by $2.3 million.

The restatement, and the reasons for and events leading to the restatement, are described in more detail in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Unaudited Interim Consolidated Financial Statements – Restatement of Financial Statements. This restatement affects the following areas of the report:

PART I – FINANCIAL INFORMATION

•	Item 1 – Financial Statements;

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Item 4 – Controls and Procedures.

Except for the foregoing amended disclosures, the information in this Form 10-Q/A generally has not been updated to reflect events that occurred after June 8, 2006, the original filing date of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, although the discussion with respect to legal proceedings contained in Part II Item 1 and related matters has been updated.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited & Restated)	(Restated)
ASSETS
Cash and cash equivalents	$336,786	$314,031
Fixed maturities, available for sale at fair value	2,695,709	2,682,864
Alternative investments, at fair value	1,271,090	1,230,889
Accrued interest income	31,560	32,632
Premiums receivable	417,214	398,666
Losses and benefits recoverable from reinsurers	467,317	453,641
Funds withheld	16,638	16,932
Deferred acquisition costs	76,711	69,015
Prepaid reinsurance premiums	95,162	83,493
Other assets	25,563	23,001

Total assets	$5,433,750	$5,305,164

LIABILITIES
Property and casualty losses	$2,087,065	$2,006,032
Life and annuity benefits	853,642	854,224
Deposit liabilities	200,831	225,328
Funds withheld from reinsurers	256,588	271,992
Unearned property and casualty premiums	493,696	442,976
Reinsurance balances payable	85,600	90,781
Accounts payable and accrued expenses	93,259	78,111
Bank loan	150,000	150,000

Total liabilities	4,220,681	4,119,444

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 59,372,778 shares issued and outstanding (2005 – 58,829,354)	59,373	58,829
Additional paid-in capital	934,191	921,384
Loans receivable from common share sales	(300)	(465)
Unearned stock grant compensation	(24,074)	(14,574)
Accumulated other comprehensive income (loss)	(43,990)	4,981
Retained earnings	287,869	215,565

Total shareholders’ equity	1,213,069	1,185,720

Total liabilities and shareholders’ equity	$5,433,750	$5,305,164

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended March 31
	2006	2005
	(Restated)	(Restated)
REVENUES
Gross premiums written	$255,924	$455,689
Reinsurance premiums ceded	(57,762)	(44,019)

Net premiums written	$198,162	$411,670

Earned premiums	$206,126	$350,328
Earned premiums ceded	(46,369)	(42,004)

Net premiums earned	159,757	308,324

Net investment income	34,029	23,689
Net gains on alternative investments	54,859	14,377
Net realized (losses) gains on sales of fixed maturities	(1,676)	390
Other income	500	1,318

Total revenues	247,469	348,098

LOSSES AND EXPENSES
Losses and benefits	125,599	268,298
Acquisition costs	21,543	21,502
Interest expense	3,295	3,057
General and administrative expenses	21,759	15,257

Total losses and expenses	172,196	308,114

NET INCOME	75,273	39,984

Change in net unrealized appreciation of fixed maturities	(50,069)	(21,515)
Foreign currency translation adjustment	1,098	(609)

COMPREHENSIVE INCOME	$26,302	$17,860

Basic earnings per share	$1.27	$0.87

Diluted earnings per share	$1.19	$0.80

Weighted average common shares outstanding—basic	59,104,352	46,166,537

Weighted average common shares outstanding—diluted	63,516,268	49,914,515

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2006	2005
	(Restated)	(Restated)
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	58,829	45,826
Issuance of common shares	544	592

Balance, end of period	59,373	46,418

Additional paid-in capital
Balance, beginning of period	921,384	643,444
Issuance of common shares	12,529	11,131
Stock option expense	278	251

Balance, end of period	934,191	654,826

Loans receivable from common share sales
Balance, beginning of period	(465)	(10,515)
Loans repaid	165	10,050

Balance, end of period	(300)	(465)

Unearned stock grant compensation
Balance, beginning of period	(14,574)	(13,294)
Stock grants awarded	(12,596)	(10,463)
Amortization	3,096	2,244

Balance, end of period	(24,074)	(21,513)

Accumulated other comprehensive income (loss)
Balance, beginning of period	4,981	22,227
Holding losses on fixed maturities arising in period	(51,745)	(21,125)
Net realized losses (gains) included in net income	1,676	(390)
Currency translation adjustments	1,098	(609)

Balance, end of period	(43,990)	103

Retained earnings
Balance, beginning of period	215,565	215,015
Net income	75,273	39,984
Dividends paid	(2,969)	(1,392)

Balance, end of period	287,869	253,607

Total shareholders’ equity	$1,213,069	$932,976

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31
	2006	2005
	(Restated)	(Restated)
OPERATING ACTIVITIES
Net income	$75,273	$39,984
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	3,374	2,495
Amortization of premium on fixed maturities	1,864	2,413
Net realized losses (gains) on sale of fixed maturities	1,676	(390)
Alternative investments	(40,091)	(51,418)
Accrued interest income	1,072	(1,933)
Premiums receivable	(18,548)	(59,954)
Losses recoverable from reinsurers	(13,676)	(22,529)
Funds withheld	294	—
Deferred acquisition costs	(7,696)	(36,027)
Prepaid reinsurance premiums	(11,669)	(1,641)
Other assets	(2,562)	(2,676)
Property and casualty losses	81,033	107,170
Life and annuity benefits	(582)	124,406
Funds withheld from reinsurers	(15,404)	7,493
Unearned property and casualty premiums	50,720	103,880
Reinsurance balances payable	(5,181)	(5,511)
Accounts payable and accrued expenses	15,148	(39,212)

Cash from operating activities	115,045	166,550

INVESTING ACTIVITIES
Purchases of fixed maturities	(211,424)	(589,498)
Sales of fixed maturities	113,290	464,420
Redemptions of fixed maturities	31,570	12,420

Cash used in investing activities	(66,564)	(112,658)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	477	1,260
Dividends paid	(2,969)	(1,392)
Additions to deposit liabilities	7,515	13,916
Payments of deposit liabilities	(32,012)	(53,566)
Loans repaid	165	10,050

Cash used in financing activities	(26,824)	(29,732)

Effect of exchange rate on cash	1,098	(609)
Changes in cash and cash equivalents	22,755	23,551
Cash and cash equivalents, beginning of period	314,031	239,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$336,786	$262,739

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

As discussed more fully in the Company’s Form 10-K/A (Amendment No. 2), filed November 13, 2006, the Company restated its consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The restatement resulted from the re-evaluation of accounting aspects relating to two retrocessional reinsurance contracts purchased in 2001. In addition, the Company restated its interim consolidated financial statements for the three months ended March 31, 2006 as reflected in this amended Form 10-Q/A. The effects of this restatement are also reflected in the comparative amounts included in this Form 10-Q/A.

The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Consolidated Balance Sheet at March 31, 2006 and the Consolidated Statements of Income and Comprehensive Income for each of the three months ended March 31, 2006 and 2005, affected by the restatement.

Three months ended March 31, 2006	Previously reported	Restatement adjustment	Restated
Losses and benefits	124,959	640	125,599
Interest expense	6,345	(3,050)	3,295
Total Losses and expenses	174,606	(2,410)	172,196
Net income	72,863	2,410	75,273
Comprehensive income	23,892	2,410	26,302
Basic earnings per share	1.23	0.04	1.27
Diluted earnings per share	1.15	0.04	1.19

Losses and benefits recoverable from reinsurers	652,151	(184,834)	467,317
Funds withheld from reinsurers	415,394	(158,806)	256,588
Accounts payable and accrued expenses	108,550	(15,291)	93,259
Additional paid-in capital	939,194	(5,003)	934,191
Retained earnings	293,603	(5,734)	287,869
Total shareholders’ equity	1,223,806	(10,737)	1,213,069

Three months ended March 31, 2005	Previously reported	Restatement adjustment	Restated
Losses and benefits	267,425	873	268,298
Interest expense	6,232	(3,175)	3,057
Total Losses and expenses	310,416	(2,302)	308,114
Net income	37,682	2,302	39,984
Comprehensive income	15,558	2,302	17,860
Basic earnings per share	0.82	0.05	0.87
Diluted earnings per share	0.75	0.05	0.80

3. SIGNIFICANT ACCOUNTING POLICIES

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

The pro forma net income and earnings per share of recognizing stock-based compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to all stock options granted by the Company for the three months ended March 31, 2005 is as follows:

	Three Months Ended March 31, 2005
	As Reported	Pro Forma
	(in thousands, except per share amount)
	(Restated)	(Restated)
Net income	$39,984	$39,612
Stock-based compensation expense	$251	$623
Basis earnings per share	$0.87	$0.86
Diluted earnings per share	$0.80	$0.79

In the first quarter of 2006, the Company incurred $0.02 million in additional stock-based compensation due to the adoption of FAS No. 123(R) related to the vesting in 2006 of options granted prior to January 1, 2003.

4. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

5. BANK LOAN

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

6. SEGMENT INFORMATION

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

A summary of operations by segment for the three months ended March 31, 2006 and 2005 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$184,983	$70,166	$255,149	$775	$—	$255,924
Reinsurance premiums ceded	(16,059)	(41,548)	(57,607)	(155)	—	(57,762)

Net premiums written	$168,924	$28,618	$197,542	$620	$—	$198,162

Earned premiums	$117,034	$88,317	$205,351	$775	$—	$206,126
Earned premiums ceded	(7,916)	(38,298)	(46,214)	(155)	—	(46,369)

Net premiums earned	109,118	50,019	159,137	620	—	159,757
Net investment income	—	—	—	—	34,029	34,029
Net gains on sales of alternative investments	—	—	—	—	54,859	54,859
Net realized losses on sales of fixed maturities	—	—	—	—	(1,676)	(1,676)
Other income	—	—	—	—	500	500

Total revenues	109,118	50,019	159,137	620	87,712	247,469

Losses and benefits	77,447	37,109	114,556	11,043	—	125,599
Acquisition costs	20,831	453	21,284	259	—	21,543
Interest expense	—	—	—	—	3,295	3,295
General and administrative expenses	5,761	3,690	9,451	644	11,664	21,759

Total losses and expenses	104,039	41,252	145,291	11,946	14,959	172,196

Net income (loss)	$5,079	$8,767	$13,846	$(11,326)	$72,753	$75,273

Loss ratio	71.0%	74.2%	72.0%
Combined ratio	95.3%	82.5%	91.3%

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Three Months Ended March 31, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$248,210	$64,255	$312,465	$143,224	$—	$455,689
Reinsurance premiums ceded	(15,978)	(28,000)	(43,978)	(41)	—	(44,019)

Net premiums written	$232,232	$36,255	$268,487	$143,183	$—	$411,670

Earned premiums	$139,318	$67,786	$207,104	$143,224	$—	$350,328
Earned premiums ceded	(12,566)	(29,397)	(41,963)	(41)	—	(42,004)

Net premiums earned	126,752	38,389	165,141	143,183	—	308,324
Net investment income	—	—	—	—	23,689	23,689
Net gains on sales of alternative investments	—	—	—	—	14,377	14,377
Net realized gains on sales of fixed maturities	—	—	—	—	390	390
Other income	—	—	—	—	1,318	1,318

Total revenues	126,752	38,389	165,141	143,183	39,774	348,098

Losses and benefits	89,722	27,561	117,283	151,015	—	268,298
Acquisition costs	20,857	424	21,281	221	—	21,502
Interest expense	—	—	—	—	3,057	3,057
General and administrative expenses	3,644	2,529	6,173	1,039	8,045	15,257

Total losses and expenses	114,223	30,514	144,737	152,275	11,102	308,114

Net income (loss)	$12,529	$7,875	$20,404	$(9,092)	$28,672	$39,984

Loss ratio	70.8%	71.8%	71.0%
Combined ratio	90.1%	79.5%	87.6%

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(Expressed in thousands of United States Dollars)
Gross Premiums Written - North America	$163,406	$185,857
Gross Premiums Written - Europe	92,518	269,832
Reinsurance Ceded - North America	(46,938)	(26,556)
Reinsurance Ceded - Europe	(10,824)	(17,463)

	$198,162	$411,670

Three customers accounted for 9.9%, 6.9% and 4.2%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2006. Three customers accounted for 31.4%, 12.1% and 8.1%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2005.

7. EQUITY CAPITAL

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

8. RELATED PARTIES

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

9. COMMITMENTS

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

10. STOCK INCENTIVE PLAN

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

Stock Option Awards

Options that have been granted under the Plan have an exercise price equal to the market price of the Company’s common stock on the date of grant or are granted and priced on a prospective basis, and have a maximum ten-year term. The fair value of awards granted under the Plan are measured as of the grant date and expensed ratably over the vesting period of the award, which is generally three years. All awards provide for accelerated vesting upon a change in control of the Company. Shares issued under the Plan are made available from authorized but unissued shares.

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

A summary of the Company’s non-vested restricted stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, follows:

	Nonvested Restricted Stock	Weighted -Average Grant – Date Fair Value
Balance, December 31, 2005	1,534,427	$20.04
Restricted Stock Granted	497,578	$25.31
Restricted Stock Vested	(310,063)	$11.40
Restricted Stock Forfeited	—	$—

Balance, March 31, 2006	1,721,942	$23.11

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q/A to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and our financial condition as of March 31, 2006. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 filed with the Securities and Exchange Commission on November 13, 2006.

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, without limitation:

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that adopted by us following a reopened internal review by the Audit and Risk Management Committee of our Board of Directors (“ARMC”), that caused us to determine to restate our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the periods ended March 31, 2006 and June 30, 2006, which restatements are described in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005, this Form 10-Q/A for the three months ended March 31, 2006 and the soon to be filed Form 10-Q/A for the three months ended June 30, 2006;

•	acceptance in the market of our products;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with our alternative investments;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development and;

•	loss of key executives.

Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q/A reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

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

Our principal operating subsidiary is Max Re. At March 31, 2006, Max Re had $1,160.8 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

On October 29, 2006, subsequent to the filing on June 7, 2006 of our Amendment No. 1 to Annual Report on Form 10-K/A and the filing on February 15, 2006 of our Annual Report on Form 10-K for the year ended December 31, 2005, we announced that the ARMC had reopened its previously announced internal investigation that centered on a review of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was initiated to consider whether these three contracts were properly accounted for by us, principally with respect to whether they contained sufficient risk transfer to meet the requirements of Statement of Financial Accounting Standards No. 113 (“SFAS 113”) to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC. In May 2006, the ARMC concluded its internal investigation and found that the review supported our original determination that the three contracts in question contained sufficient risk transfer to meet the requirements of SFAS 113 to be accounted for as reinsurance. However, the review caused us to re-evaluate other accounting aspects of the three contracts. This re-evaluation led us to conclude that a restatement of our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 was warranted. Specifically, we restated to account for the bifurcation of the retrocessional contracts into retroactive and prospective components and to account for an additional contractual feature on a gross basis as more fully described in our restated consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in our Annual Report on Form 10-K/A (Amendment No.1) filed on June 7, 2006.

In October 2006, however, the ARMC received from the counter-party to two of these contracts additional information that was unknown and unavailable to us at the May 2006 conclusion of the initial internal investigation. The ARMC immediately reopened its internal investigation to determine whether, in light of this additional information, these two contracts, which were entered into in 2001, still satisfied the risk transfer requirements of SFAS 113. The additional information raised the possibility of the existence of an oral agreement that would negate risk transfer. The available evidence does not allow for a definitive conclusion as to the existence of such an oral agreement. However, because some of the evidence suggests such an agreement, we believe that there is an insufficient basis to conclude that there was risk transfer with respect to these two contracts and, accordingly, we have determined that it is appropriate to restate our financial statements for the years ending December 31, 2001 through 2005 and for each of the periods ended March 31, 2006 and June 30, 2006 to reflect no risk transfer for these two contracts. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remains unchanged from that reported on our original Form 10-Q for the three months ended March 31, 2006. With this decision to restate, the ARMC has concluded its internal investigation. The restated financial statements for the years ended December 31, 2005, 2004 and 2003 were reported on our Annual Report on Form 10-K/A (Amendment No. 2) filed on November 13, 2006.

As further described in our filing on Form 10K/A (Amendment No. 2) and Note 2 to our Unaudited Interim Consolidated Financial Statements – Restatement of Financial Statements, the effect of the restatement is to increase 2006 first quarter net income by $2.4 million and to increase 2005 first quarter net income by $2.3 million.

Executive Summary

We believe that we performed well in the three months ended March 31, 2006, with premiums in line with our expectations and strong investment results. Our property and casualty underwriting activities resulted in a 91.3% combined ratio (total losses and expenses as a percentage of net premiums earned) for the three months ended March 31, 2006 compared to 87.6% for the three months ended March 31, 2005. The increase in combined ratio is principally attributable to an increased expense rate resulting from increased staff levels within our property and casualty underwriting departments and modestly higher loss ratios for certain insurance product lines. Our alternative investments produced a 4.40% return during the three months ended March 31, 2006 compared to 1.20% for the three months ended March 31, 2005.

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

Losses and benefits represented our largest expense and accounted for 69.7% of total liabilities at March 31, 2006. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to corroborate management’s estimates.

Net income for the three months ended March 31, 2006 was $75.3 million compared to $40.0 million for the three months ended March 31, 2005. The results for the three months ended March 31, 2006 were principally attributable to underwriting income generated from our property and casualty business and increased income from our alternative investments compared to the three months ended March 31, 2005.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2006. We believe that the critical accounting policies set forth in our Form 10-K/A (Amendment No. 2), filed on November 13, 2006, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended March 31, 2006	% change	Three Months Ended March 31, 2005
	(Restated)	In millions of US Dollars	(Restated)
Gross premiums written	$185.0	(25.5)%	$248.2
Reinsurance premiums ceded	(16.1)	0.6%	(16.0)

Net premiums written	168.9	(27.3)%	232.2

Net premiums earned(a)	109.1	(14.0)%	126.8

Losses (b)	77.4	(13.7)%	89.7
Acquisition costs	20.8	(0.5)%	20.9
General and administrative expenses	5.8	61.1%	3.6

Total losses and expenses(c)	104.0	(8.9)%	114.2

Net income	5.1		12.6

Loss ratio(b)/(a)	71.0%		70.8%
Combined ratio(c)/(a)	95.3%		90.1%

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

Losses. Losses relating to property and casualty reinsurance were $77.4 million for the three months ended March 31, 2006 compared to $89.7 million for the three months ended March 31, 2005, a decrease of 13.7%, and is consistent with the decrease in our net premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the three months ended March 31, 2006 was 71.0% compared to 70.8% for the three months ended March 31, 2005. There was no significant development of prior year reinsurance reserves during the three months ended March 31, 2006.

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

Net income. Net income attributable to property and casualty reinsurance for the three months ended March 31, 2006 was $5.1 million compared to $12.6 million for the three months ended March 31, 2005. The results for the three months ended March 31, 2006 were principally attributable to lower net premiums earned, higher average acquisition costs and additional staff.

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

Corporate Function

	Three Months Ended March 31, 2006	% change	Three Months Ended March 31, 2005
	(Restated)	In millions of US Dollars	(Restated)
Net investment income	$34.0	43.5%	$23.7

Net gains on alternative assets	54.9	281.3%	14.4

Net realized gains (losses) on sale of fixed maturities	(1.7)	N/A	0.4

Other income	0.5	(61.5)%	1.3

Interest expense	(3.3)	6.5%	(3.1)

General and administrative expenses not included in segment results	(11.7)	46.3%	(8.0)

Net income excluding segment results	72.7		28.7

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

Interest expense. Interest expense was $3.3 million for the three months ended March 31, 2006 compared to $3.1 million for the three months ended March 31, 2005. Interest expense includes $(0.3) million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended March 31, 2006 compared to $(0.5) million for the three months ended March 31, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices that had a similar total return for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $467.3million at March 31, 2006 compared to $453.6 million at December 31, 2005, an increase of 3.0%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 49.7% of our losses and benefits recoverable at March 31, 2006. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 91.1% of its loss recoverable obligations.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 42.1% of losses recoverable at March 31, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company.

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

Shareholders’ equity. Our shareholders’ equity increased to $1,213.1 million at March 31, 2006 from $1,185.7 million at December 31, 2005, an increase of 2.3%, principally reflecting income of $75.3 million partially offset by a decrease in accumulated other comprehensive income of $49.0 million during the three months ended March 31, 2006.

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

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2006, Max Re, which is required to have approximately $250.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,075.0 million in statutory capital and surplus.

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

Capital resources. At March 31, 2006, our capital structure consisted of common equity. Total capitalization amounted to $1,213.1 million as compared to $1,185.7 million at December 31, 2005, an increase of 2.3%. Our unallocated universal shelf registration filed on Form S-3 with the SEC on September 26, 2005 is no longer effective due to our failure to file our Form 10-K/A (Amendment No. 1) by the prescribed due date. However, we continue to believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

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

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and benefits” in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

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

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our company’s management, including the current Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, and solely because of the material weakness described in Part B below, the current Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were not effective at March 31, 2006, and such disclosure controls did not ensure that material information relating to our company was made known to management, including the current Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

On May 30, 2006, we determined that we needed to restate our previously issued financial statements for the years ended December 31, 2005 through 2001. Further, on October 26, 2006, we determined that we needed to restate our previously restated financial statements for the years ended December 31, 2005 through 2001. As a result of our financial statement restatements, management reassessed our internal control over financial reporting using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework criteria and identified the following control deficiencies:

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

These control deficiencies resulted in the restatements of our financial statements for the years ended December 31, 2005 through 2001. In connection with management’s reassessment of internal control over financial reporting, as of December 31, 2005 management determined that these control deficiencies constitute a material weakness within the meaning of Auditing Standards No. 2 of the Public Company Accounting Oversight Board (PCAOB). As a result, we concluded that our internal control over financial reporting was not effective as at December 31, 2005.

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended March 31, 2006. However, during the three months ended June 30, 2006 we implemented controls to remediate the first two deficiencies identified above. Specifically we have:

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

Further, as described in our filing on Form 10-K/A (Amendment No. 2) filed on November 13, 2006, since September 30, 2006, we have implemented controls to remediate the third deficiency identified above. Specifically we have:

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

SEC Inquiry. As previously disclosed, in connection with an internal review of three finite property and casualty retrocessional contracts, we voluntarily contacted the SEC in March 2006. Subsequently, in connection with the SEC’s industry-wide investigation into non-traditional, or loss mitigation, (re)insurance products, we received a subpoena for certain information and interviews with a number of our employees relating to our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001. We will continue to cooperate fully with the SEC. We cannot predict the ultimate impact, if any, this investigation may have on our business or operations. It is possible that the SEC investigation may result in penalties and relief, including without limitation injunctive relief and/or civil monetary penalties, or require remediation. The nature of the relief or remedies or remediation that the SEC may seek cannot be predicted at this time. If an enforcement action is brought by the SEC, it could have a material adverse effect on us.

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

ITEM 1A. Risk Factors

Incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K/A (Amendment No. 2) filed on November 13, 2006.

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

ITEM 6. Exhibits

Exhibit	Description
31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 filed with the Securities and Exchange Commission on November 13, 2006).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Re Capital Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 14, 2006

/s/ Keith S. Hynes
Name:	Keith S. Hynes
Title:	Executive Vice President and Chief Financial Officer
Date:	November 14, 2006