Form 10-Q/A
period 2006-06-30
MAX RE CAPITAL LTD
filed 2006-11-14
CIK 1141719

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

Explanatory Note

This amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2006. We have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and filed an amendment to our Annual Report on Form 10-K/A (Amendment No. 2) with the SEC on November 13, 2006. We have also restated our unaudited interim consolidated financial statements for the quarterly period ended June 30, 2006 and are filing this amendment to reflect the restated amounts. The effects of this restatement are reflected in the comparative amounts included in this Form 10-Q/A. Our previously issued financial statements for the restated periods should no longer be relied upon.

The restatement reflects our determination to reflect no risk transfer for two contracts, both of which were entered into in 2001, after receiving additional information that was unknown and unavailable to us at the conclusion of the initial internal investigation, which was concluded in May 2006 and is more fully described in our Form 10-K/A (Amendment No. 2). The cumulative effect of the restatement is a reduction of shareholders equity by $8.3 million as at June 30, 2006. The aggregate effect of the restatement is to increase net income for the three months ended June 30, 2006 by $2.4 million; to increase net income for the six months ended June 30, 2006 by $4.8 million; to increase net income for the three months ended June 30, 2005 by $3.1 million and to increase net income for the six months ended June 30, 2005 by $5.4 million.

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

Except for the foregoing amended disclosures, the information in this Form 10-Q/A generally has not been updated to reflect events that occurred after July 28, 2006, the original filing date of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, although the discussion with respect to legal proceedings contained in Part II Item 1 and related matters has been updated.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited & Restated)	(Restated)
ASSETS
Cash and cash equivalents	$353,271	$314,031
Fixed maturities, available for sale at fair value	2,770,203	2,682,864
Alternative investments, at fair value	1,322,571	1,230,889
Accrued interest income	32,294	32,632
Premiums receivable	421,051	398,666
Losses and benefits recoverable from reinsurers	496,083	453,641
Funds withheld	15,724	16,932
Deferred acquisition costs	73,370	69,015
Prepaid reinsurance premiums	119,187	83,493
Other assets	24,213	23,001

Total assets	$5,627,967	$5,305,164

LIABILITIES
Property and casualty losses	$2,183,741	$2,006,032
Life and annuity benefits	902,851	854,224
Deposit liabilities	199,268	225,328
Funds withheld from reinsurers	252,469	271,992
Unearned property and casualty premiums	530,617	442,976
Reinsurance balances payable	106,184	90,781
Accounts payable and accrued expenses	99,439	78,111
Bank loan	150,000	150,000

Total liabilities	4,424,569	4,119,444

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 59,425,278 shares issued and outstanding (2005 – 58,829,354)	59,425	58,829
Additional paid-in capital	935,075	921,384
Loans receivable from common share sales	(300)	(465)
Unearned stock grant compensation	(20,723)	(14,574)
Accumulated other comprehensive income (loss)	(74,711)	4,981
Retained earnings	304,632	215,565

Total shareholders’ equity	1,203,398	1,185,720

Total liabilities and shareholders’ equity	$5,627,967	$5,305,164

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Gross premiums written	$283,967	$245,107	$539,891	$700,796
Reinsurance premiums ceded	(73,639)	(52,130)	(131,401)	(96,149)

Net premiums written	$210,328	$192,977	$408,490	$604,647

Earned premiums	$249,283	$235,598	$455,409	$585,926
Earned premiums ceded	(50,094)	(42,942)	(96,463)	(84,946)

Net premiums earned	199,189	192,656	358,946	500,980
Net investment income	36,497	24,965	70,526	48,654
Net gains on alternative investments	(5,636)	3,597	49,223	17,974
Net realized gains (losses) on sales of fixed maturities	(5,285)	813	(6,960)	1,203
Other income	165	1,182	664	2,500

Total revenues	224,930	223,213	472,399	571,311

LOSSES AND EXPENSES
Losses and benefits	165,324	156,458	290,923	424,756
Acquisition costs	18,847	17,921	40,390	39,423
Interest expense	4,673	10,139	7,969	13,194
General and administrative expenses	16,354	12,310	38,112	27,567

Total losses and expenses	205,198	196,828	377,394	504,940

NET INCOME	19,732	26,385	95,005	66,371
Change in net unrealized appreciation of fixed maturities	(31,104)	49,248	(81,174)	27,733
Foreign currency translation adjustment	383	(3,716)	1,482	(4,325)

COMPREHENSIVE INCOME (LOSS)	$(10,989)	$71,917	$15,313	$89,779

Basic earnings per share	$0.33	$0.57	$1.60	$1.44

Diluted earnings per share	$0.31	$0.53	$1.49	$1.33

Weighted average shares outstanding—basic	59,386,469	46,258,301	59,336,432	46,155,728

Weighted average shares outstanding—diluted	63,340,090	49,746,583	63,638,422	49,773,858

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2006	2005
	(Restated)	(Restated)
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	58,829	45,826
Issuance of common shares	596	609
Repurchase of shares	—	(335)

Balance, end of period	59,425	46,100

Additional paid-in capital
Balance, beginning of period	921,384	643,444
Issuance of common shares	13,257	11,478
Stock option expense	434	412
Repurchase of shares	—	(7,025)

Balance, end of period	935,075	648,309

Loans receivable from common share sales
Balance, beginning of period	(465)	(10,515)
Loans repaid	165	10,050

Balance, end of period	(300)	(465)

Unearned stock grant compensation
Balance, beginning of period	(14,574)	(13,294)
Stock grants awarded	(12,587)	(10,812)
Amortization	6,438	4,824

Balance, end of period	(20,723)	(19,282)

Accumulated other comprehensive income (loss)
Balance, beginning of period	4,981	22,227
Holding (losses) gains on fixed maturities arising in period	(88,134)	28,936
Net realized losses (gains) included in net income	6,960	(1,203)
Currency translation adjustments	1,482	(4,325)

Balance, end of period	(74,711)	45,635

Retained earnings
Balance, beginning of period	215,565	215,015
Net income	95,005	66,371
Dividends paid	(5,938)	(3,711)

Balance, end of period	304,632	277,675

Total shareholders’ equity	$1,203,398	$997,972

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30
	2006	2005
	(Restated)	(Restated)
OPERATING ACTIVITIES
Net income	$95,005	$66,371
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	6,872	5,236
Amortization of premium on fixed maturities	3,554	4,642
Net realized losses (gains) on sale of fixed maturities	6,960	(1,203)
Alternative investments	(91,566)	(50,298)
Accrued interest income	338	(1,396)
Premiums receivable	(22,385)	(50,517)
Losses recoverable from reinsurers	(42,442)	(23,056)
Funds withheld	1,208	723
Deferred acquisition costs	(4,355)	(34,397)
Prepaid reinsurance premiums	(35,694)	(10,115)
Other assets	(1,212)	(1,294)
Property and casualty losses	177,709	40,897
Life and annuity benefits	48,627	123,070
Funds withheld from reinsurers	(19,523)	(6,526)
Unearned property and casualty premiums	87,641	110,429
Reinsurance balances payable	15,403	(2,892)
Accounts payable and accrued expenses	21,328	(27,886)

Cash from operating activities	247,468	141,788

INVESTING ACTIVITIES
Purchases of fixed maturities	(611,157)	(774,613)
Sales of fixed maturities	342,102	689,499
Redemptions of fixed maturities	89,912	19,420

Cash used in investing activities	(179,143)	(65,694)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,266	1,275
Repurchase of common shares	—	(7,360)
Dividends paid	(5,938)	(3,711)
Additions to deposit liabilities	11,048	15,460
Payments of deposit liabilities	(37,108)	(56,266)
Loans repaid	165	10,050

Cash used in financing activities	(30,567)	(40,552)

Effect of exchange rate on cash	1,482	(4,325)
Changes in cash and cash equivalents	39,240	31,217
Cash and cash equivalents, beginning of period	314,031	239,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$353,271	$270,405

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

As discussed more fully in the Company’s Form 10-K/A (Amendment No. 2), filed November 13, 2006, the Company restated its consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The restatement resulted from the re-evaluation of accounting aspects relating to two retrocessional reinsurance contracts purchased in 2001. In addition, the Company also restated its interim consolidated financial statements for the three months ended June 30, 2006 as reflected in this amended Form 10-Q/A. The effects of this restatement are also reflected in the comparative amounts included in this Form 10-Q/A.

The following tables show the previously reported, restatement adjustment and restated amounts for those accounts in the Consolidated Balance Sheet at June 30, 2006 and the Consolidated Statements of Income and Comprehensive Income for each of the three months and six months ended June 30, 2006 and 2005, affected by the restatement.

Three months ended June 30, 2006	Previously reported	Restatement adjustment	Restated
Losses and benefits	164,746	578	165,324
Interest expense	7,662	(2,989)	4,673
Total Losses and expenses	207,609	(2,411)	205,198
Net income	17,321	2,411	19,732
Comprehensive income (loss)	(13,400)	2,411	(10,989)
Basic earnings per share	0.29	0.04	0.33
Diluted earnings per share	0.27	0.04	0.31

Losses and benefits recoverable from reinsurers	673,522	(177,439)	496,083
Funds withheld from reinsurers	406,869	(154,400)	252,469
Accounts payable and accrued expenses	114,153	(14,714)	99,439
Additional paid-in capital	940,077	(5,002)	935,075
Retained earnings	307,955	(3,323)	304,632
Total shareholders’ equity	1,211,723	(8,325)	1,203,398

Three months ended June 30, 2005	Previously reported	Restatement adjustment	Restated
Reinsurance premiums ceded	(52,705)	575	(52,130)
Net premiums written	192,402	575	192,977
Earned premiums ceded	(43,517)	575	(42,942)
Net earned premiums	192,081	575	192,656
Total Revenues	222,638	575	223,213
Losses and benefits	155,717	741	156,458
Interest expense	13,372	(3,233)	10,139
Total Losses and expenses	199,320	(2,492)	196,828
Net income	23,318	3,067	26,385
Comprehensive income	68,850	3,067	71,917
Basic earnings per share	0.50	0.07	0.57
Diluted earnings per share	0.47	0.06	0.53

Six months ended June 30, 2006	Previously reported	Restatement adjustment	Restated
Losses and benefits	289,706	1,217	290,923
Interest expense	14,007	(6,038)	7,969
Total Losses and expenses	382,215	(4,821)	377,394
Net income	90,184	4,821	95,005
Comprehensive income (loss)	10,492	4,821	15,313
Basic earnings per share	1.52	0.08	1.60
Diluted earnings per share	1.42	0.07	1.49

Losses and benefits recoverable from reinsurers	673,522	(177,439)	496,083
Funds withheld from reinsurers	406,869	(154,400)	252,469
Accounts payable and accrued expenses	114,153	(14,714)	99,439
Additional paid-in capital	940,077	(5,002)	935,075
Retained earnings	307,955	(3,323)	304,632
Total shareholders’ equity	1,211,723	(8,325)	1,203,398

Six months ended June 30, 2005	Previously reported	Restatement adjustment	Restated
Reinsurance premiums ceded	(96,724)	575	(96,149)
Net premiums written	604,072	575	604,647
Earned premiums ceded	(85,521)	575	(84,946)
Net earned premiums	500,405	575	500,980
Total Revenues	570,736	575	571,311
Losses and benefits	423,142	1,614	424,756
Interest expense	19,604	(6,410)	13,194
Total Losses and expenses	509,736	(4,796)	504,940
Net income	61,000	5,371	66,371
Comprehensive income	84,408	5,371	89,779
Basic earnings per share	1.32	0.12	1.44
Diluted earnings per share	1.22	0.11	1.33

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

The pro forma net income and earnings per share of recognizing stock-based compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to all stock options granted by the Company for the three months and six months ended June 30, 2005 is as follows:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amount)		(in thousands, except per share amount)
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$26,385	$26,045	$66,371	$65,660
Stock-based compensation expense	$161	$501	$412	$1,123
Basic earnings per share	$0.57	$0.56	$1.44	$1.43
Diluted earnings per share	$0.53	$0.52	$1.33	$1.32

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

A summary of operating results by segment for the three months and six months ended June 30, 2006 and 2005 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended June 30, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$113,790	$127,381	$241,171	$42,796	$—	$283,967
Reinsurance premiums ceded	(11,464)	(62,069)	(73,533)	(106)	—	(73,639)

Net premiums written	$102,326	$65,312	$167,638	$42,690	$—	$210,328

Earned premiums	$115,637	$90,850	$206,487	$42,796	$—	$249,283
Earned premiums ceded	(7,391)	(42,597)	(49,988)	(106)	—	(50,094)

Net premiums earned	108,246	48,253	156,499	42,690	—	199,189
Net investment income	—	—	—	—	36,497	36,497
Net losses on alternative investments	—	—	—	—	(5,636)	(5,636)
Net realized losses on sales of fixed maturities	—	—	—	—	(5,285)	(5,285)
Other income	—	—	—	—	165	165

Total revenues	108,246	48,253	156,499	42,690	25,741	224,930

Losses and benefits	75,777	37,723	113,500	51,824	—	165,324
Acquisition costs	18,572	(10)	18,562	285	—	18,847
Interest expense	—	—	—	—	4,673	4,673
General and administrative expenses	5,211	3,183	8,394	674	7,286	16,354

Total losses and expenses	99,560	40,896	140,456	52,783	11,959	205,198

Net income (loss)	$8,686	$7,357	$16,043	$(10,093)	$13,782	$19,732

Loss Ratio	70.0%	78.2%	72.5%
Combined Ratio	92.0%	84.8%	89.7%

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$298,773	$197,547	$496,320	$43,571	$—	$539,891
Reinsurance premiums ceded	(27,523)	(103,617)	(131,140)	(261)	—	(131,401)

Net premiums written	$271,250	$93,930	$365,180	$43,310	$—	$408,490

Earned premiums	$232,671	$179,167	$411,838	$43,571	$—	$455,409
Earned premiums ceded	(15,307)	(80,895)	(96,202)	(261)	—	(96,463)

Net premiums earned	217,364	98,272	315,636	43,310	—	358,946
Net investment income	—	—	—	—	70,526	70,526
Net gains on alternative investments	—	—	—	—	49,223	49,223
Net realized losses on sales of fixed maturities	—	—	—	—	(6,960)	(6,960)
Other income	—	—	—	—	664	664

Total revenues	217,364	98,272	315,636	43,310	113,453	472,399

Losses and benefits	153,223	74,832	228,055	62,868	—	290,923
Acquisition costs	39,403	443	39,846	544	—	40,390
Interest expense	—	—	—	—	7,969	7,969
General and administrative expenses	10,972	6,873	17,845	1,317	18,950	38,112

Total losses and expenses	203,598	82,148	285,746	64,729	26,919	377,394

Net income (loss)	$13,766	$16,124	$29,890	$(21,419)	$86,534	$95,005

Loss Ratio	70.5%	76.1%	72.3%
Combined Ratio	93.7%	83.6%	90.5%

(Expressed in thousands of United States Dollars)

	Three Months Ended June 30, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$100,110	$110,919	$211,029	$34,078	$—	$245,107
Reinsurance premiums ceded	(7,357)	(44,417)	(51,774)	(356)	—	(52,130)

Net premiums written	$92,753	$66,502	$159,255	$33,722	$—	$192,977

Earned premiums	$126,704	$74,816	$201,520	$34,078	$—	$235,598
Earned premiums ceded	(9,411)	(33,175)	(42,586)	(356)	—	(42,942)

Net premiums earned	117,293	41,641	158,934	33,722	—	192,656
Net investment income	—	—	—	—	24,965	24,965
Net gains on alternative investments	—	—	—	—	3,597	3,597
Net realized gains on sales of fixed maturities	—	—	—	—	813	813
Other income	—	—	—	—	1,182	1,182

Total revenues	117,293	41,641	158,934	33,722	30,557	223,213

Losses and benefits	84,341	30,232	114,573	41,885	—	156,458
Acquisition costs	18,283	(1,281)	17,002	919	—	17,921
Interest expense	—	—	—	—	10,139	10,139
General and administrative expenses	3,927	2,746	6,673	797	4,840	12,310

Total losses and expenses	106,551	31,697	138,248	43,601	14,979	196,828

Net income (loss)	$10,742	$9,944	$20,686	$(9,879)	$15,578	$26,385

Loss Ratio	71.9%	72.6%	72.1%
Combined Ratio	90.8%	76.1%	87.0%

(Expressed in thousands of United States Dollars)

	Six Months Ended June 30, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$348,320	$175,174	$523,494	$177,302	$—	$700,796
Reinsurance premiums ceded	(23,335)	(72,417)	(95,752)	(397)	—	(96,149)

Net premiums written	$324,985	$102,757	$427,742	$176,905	$—	$604,647

Earned premiums	$266,022	$142,602	$408,624	$177,302	$—	$585,926
Earned premiums ceded	(21,977)	(62,572)	(84,549)	(397)	—	(84,946)

Net premiums earned	244,045	80,030	324,075	176,905	—	500,980
Net investment income	—	—	—	—	48,654	48,654
Net gains on alternative investments	—	—	—	—	17,974	17,974
Net realized gains on sales of fixed maturities	—	—	—	—	1,203	1,203
Other income	—	—	—	—	2,500	2,500

Total revenues	244,045	80,030	324,075	176,905	70,331	571,311

Losses and benefits	174,063	57,793	231,856	192,900	—	424,756
Acquisition costs	39,140	(857)	38,283	1,140	—	39,423
Interest expense	—	—	—	—	13,194	13,194
General and administrative expenses	7,571	5,275	12,846	1,836	12,885	27,567

Total losses and expenses	220,774	62,211	282,985	195,876	26,079	504,940

Net income (loss)	$23,271	$17,819	$41,090	$(18,971)	$44,252	$66,371

Loss Ratio	71.3%	72.2%	71.5%
Combined Ratio	90.5%	77.7%	87.3%

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
	(Expressed in thousands of United States Dollars)
		(Restated)
Gross premiums written - North America	$285,712	$384,946
Gross premiums written - Europe	254,179	315,850
Reinsurance Ceded - North America	(89,609)	(67,201)
Reinsurance Ceded - Europe	(41,792)	(28,948)

	$408,490	$604,647

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

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that adopted by us following a reopened internal review by the Audit and Risk Management Committee of our Board of Directors (“ARMC”) that caused us to determine to restate our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the periods ended March 31, 2006 and June 30, 2006, which restatements are described in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005, our Form 10-Q/A for the three months ended March 31, 2006 and this Form 10-Q/A for the three months ended June 30, 2006;

•	catastrophic events;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with our alternative investments;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development; and

•	loss of key executives.

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

In October 2006, however, the ARMC received from the counter-party to two of these contracts additional information that was unknown and unavailable to us at the May 2006 conclusion of the initial internal investigation. The ARMC immediately reopened its internal investigation to determine whether, in light of this additional information, these two contracts, which were entered into in 2001, still satisfied the risk transfer requirements of SFAS 113. The additional information raised the possibility of the existence of an oral agreement that would negate risk transfer. The available evidence does not allow for a definitive conclusion as to the existence of such an oral agreement. However, because some of the evidence suggests such an agreement, we believe that there is an insufficient basis to conclude that there was risk transfer with respect to these two contracts and, accordingly, we have determined that it is appropriate to restate our financial statements for the years ending December 31, 2001 through 2005 and for each of the periods ended March 31, 2006 and June 30, 2006 to reflect no risk transfer for these two contracts. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remains unchanged from that reported on our original Form 10-Q for the three months ended June 30, 2006. With this decision to restate, the ARMC has concluded its internal investigation. The restated financial statements for the years ended December 31, 2005, 2004 and 2003 were reported on our Annual Report on Form 10-K/A (Amendment No. 2) filed on November 13, 2006.

As further described in our filing on Form 10K/A (Amendment No. 2) and Note 2 to our Unaudited Interim Consolidated Financial Statements – Restatement of Financial Statements, the aggregate effect of the restatement is to increase net income for the three months ended June 30, 2006 by $2.4 million; to increase net income for the six months ended June 30, 2006 by $4.8 million; to increase net income for the three months ended June 30, 2005 by $3.1 million and to increase net income for the six months ended June 30, 2005 by $5.4 million.

Executive Summary

For the six months ended June 30, 2006, underwriting and investment results were in line with our expectations. Our property and casualty underwriting activities resulted in a 90.5% combined ratio (total losses and expenses as a percentage of net premiums earned) for the six months ended June 30, 2006 compared to 87.3 % for the six months ended June 30, 2005. The increase in combined ratio is principally attributable to an increased expense ratio resulting from increased staff levels within our property and casualty underwriting departments and modestly higher loss ratios for certain insurance product lines. Our alternative investments produced a 4.00% return during the six months ended June 30, 2006 compared to 1.46% for the six months ended June 30, 2005.

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

Losses and benefits represented our largest expense and accounted for 69.8% of total liabilities at June 30, 2006. We established loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to corroborate management’s estimates.

Net income for the six months ended June 30, 2006 was $95.0 million compared to $66.4 million for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 were principally attributable to underwriting income generated from our property and casualty business and increased income from our alternative investments compared to the six months ended June 30, 2005.

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

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended June 30, 2006	% change	Three Months Ended June 30, 2005
		In millions of US Dollars
	(Restated)		(Restated)
Gross premiums written	$113.8	13.7%	$100.1
Reinsurance premiums ceded	(11.5)	55.4%	(7.4)

Net premiums written	$102.3	10.4%	$92.7

Net premiums earned(a)	$108.2	(7.8)%	$117.3

Losses(b)	75.8	(10.1)%	84.3
Acquisition costs	18.6	1.6%	18.3
General and administrative expenses	5.2	33.3%	3.9

Total losses and expenses(c)	$99.6	(6.5)%	$106.5

Net income	$8.6	(20.4)%	$10.8

Loss ratio(b)/(a)	70.0%		71.9%
Combined ratio(c)/(a)	92.0%		90.8%

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

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended June 30, 2006 were $11.5 million compared to $7.4 million for the three months ended June 30, 2005, an increase of 55.4%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 7.8% to $108.2 million for the three months ended June 30, 2006. The decrease is principally attributed to a reduction in gross premiums written in the last twelve month period.

Losses. Losses relating to property and casualty reinsurance were $75.8 million for the three months ended June 30, 2006 compared to $84.3 million for the three months ended June 30, 2005, a decrease of 10.1%, which is consistent with the decrease in our net premiums earned for this segment. The loss ratio for our property and casualty reinsurance segment for the three months ended June 30, 2006 was 70.0% compared to 71.9% for the three months ended June 30, 2005 and reflects an increase in property and property catastrophe premium earned with no major catastrophes in the three months ended June 30, 2006. There were no significant adjustments in prior year reinsurance reserves during the three months ended June 30, 2006.

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

Net income. Net income attributable to property and casualty reinsurance for the three months ended June 30, 2006 was $8.6 million compared to $10.8 million for the three months ended June 30, 2005. The results for the three months ended June 30, 2006 were principally attributable to lower net premiums earned, higher average acquisition costs and additional personnel costs.

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

Corporate Function

	Three Months Ended June 30, 2006	% change	Three Months Ended June 30, 2005
		In millions of US Dollars
	(Restated)		(Restated)
Net investment income	$36.5	46.0%	$25.0

Net gains (losses) on alternative investments	(5.6)	n/a %	3.6

Net realized gains (losses) on sale of fixed maturities	(5.3)	n/a %	0.8

Other income	0.2	(83.3)%	1.2

Interest expense	(4.7)	(53.9)%	(10.2)

General and administrative expenses not included in segment results	(7.3)	52.1%	(4.8)

Net income excluding segment results	$13.8	(11.5)%	$15.6

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

Interest expense. Interest expense was $4.7 million for the three months ended June 30, 2006 compared to $10.2 million for the three months ended June 30, 2005. Interest expense includes $0.8 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended June 30, 2006 compared to $6.6 million for the three months ended June 30, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices which had a smaller total return for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

General and administrative expenses. General and administrative expenses were $7.3 million for the three months ended June 30, 2006 compared to $4.8 million for the three months ended June 30, 2005 an increase of 52.1%. The increase in general and administrative expenses results principally from additional personnel and infrastructure costs.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
		In millions of US Dollars
	(Restated)		(Restated)
Gross premiums written	$298.8	(14.2)%	$348.3
Reinsurance premiums ceded	(27.5)	18.0%	(23.3)

Net premiums written	$271.3	(16.5)%	$325.0

Net premiums earned(a)	$217.4	(10.9)%	$244.0

Losses(b)	153.2	(12.0)%	174.1
Acquisition costs	39.4	0.8%	39.1
General and administrative expenses	11.0	44.7%	7.6

Total losses and expenses(c)	$203.6	(7.8)%	$220.8

Net underwriting income	$13.8	(40.5)%	$23.2

Loss ratio(b)/(a)	70.5%		71.3%
Combined ratio(c)/(a)	93.7%		90.5%

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

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the six months ended June 30, 2006 were $27.5 million compared to $23.3 million for the six months ended June 30, 2005, an increase of 18.0%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 10.9% to $217.4 million for the six months ended June 30, 2006. The decrease is principally attributed to a reduction in gross premiums written.

Losses. Losses relating to property and casualty reinsurance were $153.2 million for the six months ended June 30, 2006 compared to $174.1 million for the six months ended June 30, 2005, a decrease of 12.0%, which is consistent with the decrease in our net premiums earned. The loss ratio for our property and casualty reinsurance segment for the six months ended June 30, 2006 was 70.5% compared to 71.3% for the six months ended June 30, 2005. There were no significant adjustments in prior year reinsurance reserves during the six months ended June 30, 2006.

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

Net income. Net income attributable to property and casualty reinsurance for the six months ended June 30, 2006 was $13.8 million compared to $23.2 million for the six months ended June 30, 2005. The results for the six months ended June 30, 2006 were principally attributable to lower net premiums earned, higher average acquisition costs and additional staff costs.

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

Corporate Function

	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
		In millions of US Dollars
	(Restated)		(Restated)
Net investment income	$70.5	44.8%	$48.7

Net gains on alternative assets	49.2	174.9%	17.9

Net realized gains (losses) on sale of fixed maturities	(7.0)	n/a %	1.2

Other income	0.7	(72.0)%	2.5

Interest expense	(8.0)	(39.4)%	(13.2)

General and administrative expenses not included in segment results	(18.9)	46.5%	(12.9)

Net income excluding segment results	$86.5	95.7%	$44.2

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

Interest expense. Interest expense was $8.0 million for the six months ended June 30, 2006 compared to $13.2 million for the six months ended June 30, 2005, a decrease of 39.4%. Interest expense includes $0.4 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the six months ended June 30, 2006 compared to $6.1 million for the six months ended June 30, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a smaller total return for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $496.1 million at June 30, 2006 compared to $453.6 million at December 31, 2005, an increase of 9.4%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 45.9% of our losses and benefits recoverable at June 30, 2006. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 90.9% of its loss recoverable obligations.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 45.6% of losses recoverable at June 30, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 2.3% of total losses recoverable.

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

Shareholders’ equity. Our shareholders’ equity increased to $1,203.4 million at June 30, 2006 from $1,185.7 million at December 31, 2005, an increase of 1.5%, principally reflecting net income of $95.0 million partially offset by a decrease in accumulated other comprehensive income of $79.7 million during the six months ended June 30, 2006.

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

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal operating subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2006, Max Re, which is required to have approximately $255.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,065.0 million in statutory capital and surplus.

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

Capital resources. At June 30, 2006, our capital structure consisted of common equity. Total capitalization amounted to $1,203.4 million as compared to $1,185.7 million at December 31, 2005, an increase of 1.5%. Our unallocated universal shelf registration filed on Form S-3 with the SEC on September 26, 2005 is no longer effective due to our failure to file our Form 10-K/A by the prescribed due date. However, we continue to believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

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

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our company’s management, including the current Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the current Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the current Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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