Form 10-Q
period 2006-09-30
MAX RE CAPITAL LTD
filed 2006-11-14
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 16, 2006 was 59,549,893.

.

MAX RE CAPITAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAX RE CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of United States Dollars, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Cash and cash equivalents	$327,294	$314,031
Fixed maturities, available for sale at fair value	2,948,285	2,682,864
Alternative investments, at fair value	1,282,710	1,230,889
Accrued interest income	35,597	32,632
Premiums receivable	410,378	398,666
Losses and benefits recoverable from reinsurers	509,421	453,641
Funds withheld	15,570	16,932
Deferred acquisition costs	77,824	69,015
Prepaid reinsurance premiums	102,432	83,493
Other assets	23,754	23,001

Total assets	$5,733,265	$5,305,164

LIABILITIES
Property and casualty losses	$2,238,482	$2,006,032
Life and annuity benefits	886,183	854,224
Deposit liabilities	203,570	225,328
Funds withheld from reinsurers	256,371	271,992
Unearned property and casualty premiums	505,547	442,976
Reinsurance balances payable	83,559	90,781
Accounts payable and accrued expenses	115,007	78,111
Bank loan	150,000	150,000

Total liabilities	4,438,719	4,119,444

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 59,549,893 shares issued and outstanding (2005 – 58,829,354)	59,550	58,829
Additional paid-in capital	937,089	921,384
Loans receivable from common share sales	—	(465)
Unearned stock grant compensation	(17,832)	(14,574)
Accumulated other comprehensive income (loss)	(11,230)	4,981
Retained earnings	326,969	215,565

Total shareholders’ equity	1,294,546	1,185,720

Total liabilities and shareholders’ equity	$5,733,265	$5,305,164

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of United States Dollars, except shares and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
		(Restated)		(Restated)
REVENUES
Gross premiums written	$177,854	$288,047	$717,745	$988,843
Reinsurance premiums ceded	(39,005)	(34,481)	(170,406)	(130,628)

Net premiums written	$138,849	$253,566	$547,339	$858,215

Earned premiums	$202,831	$343,437	$658,240	$929,364
Earned premiums ceded	(55,750)	(47,660)	(152,213)	(132,606)

Net premiums earned	147,081	295,777	506,027	796,758
Net investment income	38,668	27,002	109,195	75,654
Net gains on alternative investments	(31,004)	35,642	18,219	53,617
Net realized gains (losses) on sales of fixed maturities	(288)	1,624	(7,249)	2,827
Other income	167	1,088	831	3,588

Total revenues	154,624	361,133	627,023	932,444

LOSSES AND EXPENSES
Losses and benefits	89,186	367,681	380,110	792,436
Acquisition costs	18,979	20,492	59,369	59,914
Interest expense	(1,650)	2,720	6,317	15,916
General and administrative expenses	21,612	14,484	59,725	42,052

Total losses and expenses	128,127	405,377	505,521	910,318

NET INCOME	26,497	(44,244)	121,502	22,126

Change in net unrealized appreciation of fixed maturities	61,110	(31,393)	(20,064)	(3,660)
Foreign currency translation adjustment	2,371	1,011	3,853	(3,314)

COMPREHENSIVE INCOME (LOSS)	$89,978	$(74,626)	$105,291	$15,152

Basic earnings per share	$0.45	$(0.96)	$2.05	$0.48

Diluted earnings per share	$0.42	$(0.96)	$1.91	$0.44

Weighted average shares outstanding—basic	59,447,853	46,104,424	59,373,409	46,160,067

Weighted average shares outstanding—diluted	63,249,815	46,104,424	63,511,226	49,850,390

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2006	2005
		(Restated)
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	58,829	45,826
Issuance of common shares	722	621
Repurchase of shares	(1)	(335)

Balance, end of period	59,550	46,112

Additional paid-in capital
Balance, beginning of period	921,384	643,444
Issuance of common shares	15,106	11,673
Stock option expense	616	574
Repurchase of shares	(17)	(7,025)

Balance, end of period	937,089	648,666

Loans receivable from common share sales
Balance, beginning of period	(465)	(10,515)
Loans repaid	465	10,050

Balance, end of period	—	(465)

Unearned stock grant compensation
Balance, beginning of period	(14,574)	(13,294)
Stock grants awarded	(13,052)	(10,847)
Amortization	9,794	7,416

Balance, end of period	(17,832)	(16,725)

Accumulated other comprehensive income (loss)
Balance, beginning of period	4,981	22,227
Holding losses on fixed maturities arising in period	(27,313)	(833)
Net realized losses (gains) included in net income	7,249	(2,827)
Currency translation adjustments	3,853	(3,314)

Balance, end of period	(11,230)	15,253

Retained earnings
Balance, beginning of period	215,565	215,015
Net income	121,502	22,126
Dividends paid	(10,098)	(6,015)

Balance, end of period	326,969	231,126

Total shareholders’ equity	$1,294,546	$923,967

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2006	2005
		(Restated)
OPERATING ACTIVITIES
Net income	$121,502	$22,126
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	10,410	7,990
Amortization of premium on fixed maturities	5,053	7,071
Accretion of deposit liabilities	(10,474)	2,516
Net realized losses (gains) on sale of fixed maturities	7,249	(2,827)
Alternative investments	(51,552)	(88,928)
Accrued interest income	(2,965)	(5,559)
Premiums receivable	(11,712)	(38,975)
Losses recoverable from reinsurers	(55,780)	(55,932)
Funds withheld	1,362	724
Deferred acquisition costs	(8,809)	(30,971)
Prepaid reinsurance premiums	(18,939)	2,961
Other assets	(753)	1,950
Property and casualty losses	232,450	308,904
Life and annuity benefits	31,959	198,011
Funds withheld from reinsurers	(15,621)	(10,399)
Unearned property and casualty premiums	62,571	55,347
Reinsurance balances payable	(7,222)	(2,568)
Accounts payable and accrued expenses	36,896	(19,005)

Cash from operating activities	325,625	352,436

INVESTING ACTIVITIES
Purchases of fixed maturities	(852,365)	(1,257,224)
Sales of fixed maturities	425,485	918,799
Redemptions of fixed maturities	128,824	23,530

Cash used in investing activities	(298,056)	(314,895)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	2,776	1,447
Repurchase of common shares	(18)	(7,360)
Dividends paid	(10,098)	(6,015)
Additions to deposit liabilities	35,747	17,623
Payments of deposit liabilities	(57,505)	(59,248)
Loans repaid	465	10,050

Cash used in financing activities	(28,633)	(43,503)

Effect of exchange rate on cash	3,853	(3,314)
Changes in cash and cash equivalents	13,263	(11,792)
Cash and cash equivalents, beginning of period	314,031	239,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$327,294	$227,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $9,096 and $5,580 for the nine months ended September 30, 2006 and 2005, respectively.

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

As discussed more fully in the Company’s Form 10-K/A (Amendment No. 2), filed November 13, 2006, the Company restated its consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 first in June 2006 and again in November 2006. The restatements resulted from the re-evaluation of accounting aspects relating to three retrocessional reinsurance contracts purchased in 2001 and 2003 and the determination to correct certain accounting aspects of the three contracts and the subsequent finding of no risk transfer with respect to two of the three contracts. In addition, the Company restated its interim consolidated financial statements for the three months ended March 31, 2006 and June 30, 2006. The effects of these restatements are reflected in the comparative amounts included in this Form 10-Q.

2. SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted after January 1, 2003 under the fair value recognition provisions of SFAS 123 and, therefore, the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operating results.

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

The pro forma net income and earnings per share of recognizing stock-based compensation expense over the relevant service period under the fair-value method of FAS No. 123 with respect to all stock options granted by the Company for the three months and nine months ended September 30, 2005 is as follows:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$(44,244)	$(44,536)	$22,126	$21,123
Stock-based compensation expense	$162	$454	$574	$1,577
Basic earnings per share	$(0.96)	$(0.97)	$0.48	$0.46
Diluted earnings per share	$(0.96)	$(0.97)	$0.44	$0.42

The Company recognized stock-based compensation of $0.03 million and $0.08 million during the three months and nine months ended September 30, 2006, respectively, due to the adoption of FAS No. 123(R) related to the vesting in 2006 of options granted prior to January 1, 2003.

3. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

4. BANK LOAN

In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re received the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $101.5 million at September 30, 2006 were pledged as collateral to which the Company is exposed to credit risk. Under generally accepted accounting principles, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to Max Re at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase.

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

A summary of operating results by segment for the three months and nine months ended September 30, 2006 and 2005 is as follows:

(Expressed in thousands of United States Dollars)

	Three Months Ended September 30, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$98,708	$78,531	$177,239	$615	$—	$177,854
Reinsurance premiums ceded	(6,130)	(32,579)	(38,709)	(296)	—	(39,005)

Net premiums written	$92,578	$45,952	$138,530	$319	$—	$138,849

Earned premiums	$107,209	$95,007	$202,216	$615	$—	$202,831
Earned premiums ceded	(9,164)	(46,290)	(55,454)	(296)	—	(55,750)

Net premiums earned	98,045	48,717	146,762	319	—	147,081
Net investment income	—	—	—	—	38,668	38,668
Net losses on alternative investments	—	—	—	—	(31,004)	(31,004)
Net realized losses on sales of fixed maturities	—	—	—	—	(288)	(288)
Other income	—	—	—	—	167	167

Total revenues	98,045	48,717	146,762	319	7,543	154,624

Losses and benefits	71,735	8,483	80,218	8,968	—	89,186
Acquisition costs	17,957	111	18,068	911	—	18,979
Interest expense	—	—	—	—	(1,650)	(1,650)
General and administrative expenses	5,985	3,894	9,879	853	10,880	21,612

Total losses and expenses	95,677	12,488	108,165	10,732	9,230	128,127

Net income (loss)	$2,368	$36,229	$38,597	$(10,413)	$(1,687)	$26,497

Loss Ratio *	73.2%	17.4%	54.7%	* **
Combined Ratio **	97.6%	25.6%	73.7%	* **

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing total losses and expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30, 2006
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$397,481	$276,078	$673,559	$44,186	$—	$717,745
Reinsurance premiums ceded	(33,653)	(136,196)	(169,849)	(557)	—	(170,406)

Net premiums written	$363,828	$139,882	$503,710	$43,629	—	$547,339

Earned premiums	$339,880	$274,174	$614,054	$44,186	$—	$658,240
Earned premiums ceded	(24,471)	(127,185)	(151,656)	(557)	—	(152,213)

Net premiums earned	315,409	146,989	462,398	43,629	—	506,027
Net investment income	—	—	—	—	109,195	109,195
Net gains on alternative investments	—	—	—	—	18,219	18,219
Net realized losses on sales of fixed maturities	—	—	—	—	(7,249)	(7,249)
Other income	—	—	—	—	831	831

Total revenues	315,409	146,989	462,398	43,629	120,996	627,023

Losses and benefits	224,960	83,315	308,275	71,835	—	380,110
Acquisition costs	57,360	554	57,914	1,455	—	59,369
Interest expense	—	—	—	—	6,317	6,317
General and administrative expenses	16,957	10,767	27,724	2,169	29,832	59,725

Total losses and expenses	299,277	94,636	393,913	75,459	36,149	505,521

Net income (loss)	$16,132	$52,353	$68,485	$(31,830)	$84,847	$121,502

Loss Ratio	71.3%	56.7%	66.7%
Combined Ratio	94.9%	64.4%	85.2%

(Expressed in thousands of United States Dollars)

	Three Months Ended September 30, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$126,120	$70,156	$196,276	$91,771	$—	$288,047
Reinsurance premiums ceded	(10,319)	(24,162)	(34,481)	—	—	(34,481)

Net premiums written	$115,801	$45,994	$161,795	$91,771	$—	$253,566

Earned premiums	$174,165	$77,501	$251,666	$91,771	$—	$343,437
Earned premiums ceded	(15,968)	(31,692)	(47,660)	—	—	(47,660)

Net premiums earned	158,197	45,809	204,006	91,771	—	295,777
Net investment income	—	—	—	—	27,002	27,002
Net gains on alternative investments	—	—	—	—	35,642	35,642
Net realized gains on sales of fixed maturities	—	—	—	—	1,624	1,624
Other income	—	—	—	—	1,088	1,088

Total revenues	158,197	45,809	204,006	91,771	65,356	361,133

Losses and benefits	193,824	73,612	267,436	100,245	—	367,681
Acquisition costs	19,647	85	19,732	760	—	20,492
Interest expense	—	—	—	—	2,720	2,720
General and administrative expenses	3,480	2,301	5,781	938	7,765	14,484

Total losses and expenses	216,951	75,998	292,949	101,943	10,485	405,377

Net income (loss)	$(58,754)	$(30,189)	$(88,943)	$(10,172)	$54,871	$(44,244)

Loss Ratio	122.5%	160.7%	131.1%
Combined Ratio	137.1%	165.9%	143.6%

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30, 2005
	Property & Casualty			Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	Total
	(Restated)		(Restated)		(Restated)	(Restated)
Gross premiums written	$474,440	$245,330	$719,770	$269,073	$—	$988,843
Reinsurance premiums ceded	(33,652)	(96,579)	(130,231)	(397)	—	(130,628)

Net premiums written	$440,788	$148,751	$589,539	$268,676	$—	$858,215

Earned premiums	$440,187	$220,104	$660,291	$269,073	$—	$929,364
Earned premiums ceded	(37,944)	(94,265)	(132,209)	(397)	—	(132,606)

Net premiums earned	402,243	125,839	528,082	268,676	—	796,758
Net investment income	—	—	—	—	75,654	75,654
Net gains on alternative investments	—	—	—	—	53,617	53,617
Net realized gains on sales of fixed maturities	—	—	—	—	2,827	2,827
Other income	—	—	—	—	3,588	3,588

Total revenues	402,243	125,839	528,082	268,676	135,686	932,444

Losses and benefits	367,886	131,405	499,291	293,145	—	792,436
Acquisition costs	58,787	(772)	58,015	1,899	—	59,914
Interest expense	—	—	—	—	15,916	15,916
General and administrative expenses	11,051	7,576	18,627	2,775	20,650	42,052

Total losses and expenses	437,724	138,209	575,933	297,819	36,566	910,318

Net income (loss)	$(35,481)	$(12,370)	$(47,851)	$(29,143)	$99,120	$22,126

Loss Ratio	91.5%	104.4%	94.5%
Combined Ratio	108.8%	109.8%	109.1%

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
	(Expressed in thousands of United States Dollars)
		(Restated)
Gross premium written - North America	$446,635	$556,173
Gross premiums written - Europe	271,110	432,670
Reinsurance ceded - North America	(121,294)	(98,001)
Reinsurance ceded - Europe	(49,112)	(32,627)

Net premiums written	547,339	858,215

Three customers accounted for 5.8%, 3.9% and 3.6%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2006. Three customers accounted for 14.5%, 9.3% and 6.6%, respectively, of the Company’s gross premiums written during the nine months ended September 30, 2005.

6. EQUITY CAPITAL

Max Re Capital’s Board of Directors declared a dividend of $0.05 per share on each of February 10, 2006 and April 28, 2006 and $0.07 per share on July 28, 2006, payable to shareholders of record on February 24, 2006, May 12, 2006 and August 11, 2006, respectively.

The Company repurchased an aggregate of 800 common shares at an average cost of $22.03 per share for a total consideration of $0.02 million during the three months ended September 30, 2006. As of September 30, 2006, the remaining authorization under the Company’s share repurchase program was approximately $36.0 million.

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

	September 30,
	2006	2005
	(Expressed in thousands of United States Dollars)
		(Restated)
Losses and benefits recoverable from reinsurers	$224,879	$216,646
Prepaid reinsurance premiums	—	750
Deposit liabilities	29,646	36,295
Funds withheld from reinsurers	223,365	229,025
Reinsurance balances payable	24,274	11,664
Reinsurance premiums ceded	2,593	10,872
Earned premiums ceded	2,593	16,872
Other income	630	3,495
Losses and benefits	593	16,743
Interest expense	6,874	5,470

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

For the nine months ended September 30, 2006 and 2005, Alstra received $6.7 million and $5.8 million in fees, respectively, as the fund of funds advisor for Max Re Diversified. In addition, for the nine months ended September 30, 2006 and 2005, Moore Capital received aggregate management and incentive fees of $1.7 million and $5.5 million, respectively, from Max Re Diversified’s assets invested in underlying funds managed by Moore Capital.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

8. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of September 30, 2006. The Company’s primary credit facility, entered into in June 2005, provides $450.0 million of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company replaced its then existing credit facility with this new facility principally to increase credit capacity from $300.0 million to $450.0 million, to provide that a portion of the facility be available for loans to Max Re or Max Re Capital as well as letters of credit for Max Re and to permit that a portion of the facility be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $350.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re or Max Re Capital up to an aggregate of $100.0 million, with a maximum of $50.0 million to Max Re Capital. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At September 30, 2006 and December 31, 2005, letters of credit totaling $341.9 million and $320.9 million, respectively, were issued and outstanding under this facility. As of September 30, 2006 and December 31, 2005, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $396.7 million and $351.5 million at September 30, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

The Company also has a $50.0 million letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”). HVB is the majority shareholder of Grand Central Re, which is managed by Max Re Managers and in which the Company has 7.5% equity interest. The Company believes that the terms of this letter of credit facility are comparable to the terms that the Company would expect to negotiate at arms’ length with an unrelated party. At September 30, 2006 and December 31, 2005, letters of credit totaling $49.4 million and $49.7 million, respectively, were issued by HVB under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $56.1 million and $54.2 million at September 30, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

In November 2004, the Company entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At September 30, 2006 and December 31, 2005, letters of credit totaling $20.0 million were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $23.3 million and $22.6 million at September 30, 2006 and December 31, 2005, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its credit facilities at September 30, 2006.

9. STOCK INCENTIVE PLAN

In June 2000, the shareholders of the Company approved the adoption of a Stock Incentive Plan (the “Plan”) under which it may award, subject to certain restrictions, Incentive Stock Options (“ISO’s”), Non-Qualified Stock Options (“NQSO’s”), restricted stock, share awards or other awards. In May 2002 and April 2005, the shareholders of the Company approved the adoption of amendments to the Plan, increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISO’s, while NQSO’s may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

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

The Company granted 18,005 and 2,500 stock options during the three month periods ended September 30, 2006 and 2005, respectively. The fair value of stock options granted during the nine month periods ended September 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2006	2005
Option valuation assumptions:
Expected option life	5.5 years	7 years
Expected dividend yield	1.00%	0.58%
Expected volatility	16.65%	21.21%
Risk-free interest rate	4.77%	4.65%

The Company recognized $0.2 million and $0.2 million of stock-based compensation expense related to stock option awards for each of the three months ended September 30, 2006 and 2005, respectively. Stock-based compensation expense related to stock option awards for the nine months ended September 30, 2006 and 2005 was $0.6 million and $0.6 million, respectively. The Company did not capitalize any cost of stock-based compensation. As of September 30, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $0.2 million, which is expected to be recognized over a weighted average period of 1.3 years.

Total intrinsic value of stock options exercised during the three month periods ended September 30, 2006 and 2005 was $1.0 million and $0.1 million, respectively. Total intrinsic value of stock options exercised during the nine month periods ended September 30, 2006 and 2005 was $1.4 million and $0.8 million, respectively.

A summary of the Company’s options outstanding as of September 30, 2006 and changes during the nine months ended September 30, 2006 follows:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2005	2,066,869	$15.54	$5.17	6.0 years	$21,586,396	$ $	10.26- 26.70
Options granted	35,759	$23.95	$5.66	6.2 years		$ $	23.21- 25.30
Options exercised	(150,020)	$14.96				$ $	11.50- 16.00
Options forfeited	(1,400)	$20.94				$ $	11.19- 24.84

Balance, September 30, 2006	1,951,208	$15.73	$5.20	5.2 years	$14,303,714	$ $	10.26- 26.70

Options exercisable, September 30, 2006	1,847,874	$15.66	$5.21	5.1 years	$13,642,695	$ $	10.26- 26.70

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards was $3.4 million and $9.8 million for the three months and nine months ended September 30, 2006 compared to $2.6 million and $7.4 million for the three months and nine months ended September 30, 2005.

A summary of the Company’s non-vested restricted stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, follows:

	Nonvested Restricted Stock	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	1,534,427	$20.04
Restricted Stock Granted	520,078	$25.25
Restricted Stock Vested	(310,063)	$11.40
Restricted Stock Forfeited	(7,100)	$22.80

Balance, September 30, 2006	1,737,342	$23.12

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Re Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005 and our financial condition as of September 30, 2006. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 filed with the Securities and Exchange Commission on November 13, 2006.

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

•	the risk that the SEC’s view of the accounting treatment for three finite retrocessional contracts purchased in 2001 and 2003 may differ materially from that treatment adopted by us following a reopened internal review by the Audit and Risk Management Committee of our Board of Directors (“ARMC”) that caused us to determine to restate our financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the periods ended March 31, 2006 and June 30, 2006, which restatements are described in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 and our quarterly reports on Form 10-Q/A for the three months ended March 31, 2006 and June 30, 2006.

•	catastrophic events;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with our alternative investments;

•	tax and regulatory changes and conditions;

•	rating agency policies and practices;

•	claims development; and

•	loss of key executives.

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

Overview

We are a Bermuda-based provider of reinsurance and insurance products for both the property and casualty and the life and annuity markets. The property and casualty market currently provides more opportunities to us than the life and annuity market due to a shortage of capacity in certain product lines in the property and casualty market. We believe that the substantial industry losses resulting from hurricanes in 2004 and 2005 and additional focus by buyers of reinsurance on catastrophe exposure management has resulted in improved premium rates, terms and conditions in the property insurance and property catastrophe reinsurance markets despite additional capital entering the market. As a result, we intend to continue to grow our short-tail property insurance and property catastrophe reinsurance premium volume.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 10 strategies invested in approximately 50 underlying trading entities and two strategic reinsurance private equity investments. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at September 30, 2006, the allocation of invested assets was approximately 71.9% in cash and fixed maturities and 28.1% in alternative investments.

We are currently seeing increased opportunities to grow our existing underwriting activities by expanding our current product range, and in order to allocate the necessary capital to these opportunities we have decided to change our allocation of invested assets. Our plan is to reduce our investment allocation to alternative investments to represent between 15% and 20% of total invested assets, down from the current allocation of 28.1%. We intend to make the investment change in an orderly manner by reducing our alternative investment portfolio over the next twelve months. This is consistent with our approach of deploying capital to attractive business opportunities as they arise and results from our integrated risk management process and the flexibility we have regarding our investment decisions.

Our principal operating subsidiary is Max Re. At September 30, 2006, Max Re had $1,241.0 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than reinsurance private equity investments that are held by Max Re.

On October 29, 2006, subsequent to the filing on June 7, 2006 of our Amendment to Annual Report on Form 10-K/A and the filing on February 15, 2006 of our Annual Report on Form 10-K for the year ended December 31, 2005, we announced that the Audit and Management Risk Committee (“ARMC”) had reopened its previously announced internal investigation that centered on a review of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was initiated to consider whether these three contracts were properly accounted for by us, principally with respect to whether they contained sufficient risk transfer to meet the requirements of Statement of Financial Accounting Standards No. 113 (“SFAS 113’) to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC. In May 2006, the ARMC concluded its internal investigation and found that the review supported our original determination that the three contracts in question contained sufficient risk transfer to meet the requirements of SFAS 113 to be accounted for as reinsurance. However, the review caused us to re-evaluate other accounting aspects of the three contracts. This re-evaluation led us to conclude that a restatement of our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 was warranted. Specifically, we restated to account for the bifurcation of the retrocessional contracts into retroactive and prospective components and to account for an additional contractual feature on a gross basis as more fully described in our restated consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in our Annual Report on Form 10-K/A (Amendment No.1) filed on June 7, 2006.

In October 2006, however, the ARMC received from the counter-party to two of these contracts additional information that was unknown and unavailable to us at the May 2006 conclusion of the initial internal investigation. The ARMC immediately reopened its internal investigation to determine whether, in light of this additional information, these two contracts, which were entered into in 2001, still satisfied the risk transfer requirements of SFAS 113. The additional information raised the possibility of the existence of an oral agreement that would negate risk transfer. The available evidence does not allow for a definitive conclusion as to the existence of such an oral agreement. However, because some of the evidence suggests such an agreement, we believe that there is an insufficient basis to conclude that there was risk transfer with respect to these two contracts and, accordingly, we have determined that it is appropriate to restate our financial statements for the years ending December 31, 2001 through 2005 and for each of the periods ended March 31, 2006 and June 30, 2006 to reflect no risk transfer for these two contracts. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remains unchanged from that reported on our Form 10-K/A (Amendment No. 1) filed on June 7, 2006. With this decision to restate, the ARMC has concluded its internal investigation. The restated financial for the years ended December 31, 2005, 2004 and 2003 were reported on our Annual Report on Form 10-K/A (Amendment No. 2) filed on November 13, 2006.

Executive Summary

For the nine months ended September 30, 2006, underwriting results have been favorable. In our casualty business an underlying loss analysis of our general liability insurance business written in 2003, which is more seasoned due to the passage of time, is showing lower reported losses than originally estimated and has permitted us to recognize positive development of approximately $20.5 million during the three months ended September 30, 2006. We have also benefited from a below average number of catastrophe events, generating strong results from our property catastrophe reinsurance and property insurance product lines. Our property and casualty underwriting activities produced an 85.2% combined ratio (total losses and expenses as a percentage of net premiums earned) for the nine months ended September 30, 2006 compared to

109.1% for the nine months ended September 30, 2005. This significant improvement stems from the favorable loss results discussed above compared to the unfavorable loss results due to Hurricanes Katrina and Rita, which were recorded in the first nine months of 2005. Our alternative investments produced a 1.57% return during the nine months ended September 30, 2006 compared to 4.50% for the nine months ended September 30, 2005. The return of our alternative investment portfolio includes a loss of $35.0 million stemming from energy trading losses in certain hedge fund investments.

During the nine months ended September 30, 2006, our gross premiums written decreased 27.4% compared to the same period in 2005 due primarily to a decrease in life and annuity business written during the nine months ended September 30, 2006, and our reduced participation on certain property and casualty reinsurance renewals. Our property and casualty insurance business produced an increase of 12.6% in gross premiums written for the nine months ended September 30, 2006 compared to the same period in 2005. Although overall property and casualty gross premiums written decreased, we have reduced our risk in certain exposure areas in the period, and believe we have improved the diversification and return characteristics of our property and casualty liability portfolio.

Our current emphasis in our property and casualty reinsurance segment is on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. We continue to emphasize casualty lines in our property and casualty reinsurance and insurance segments. We have been pleased with the market acceptance of our property catastrophe reinsurance capabilities and the growth in our property insurance volume. The addition and expansion of these shorter-tail lines should allow us to continue to diversify our property and casualty exposures.

Our life and annuity reinsurance premium volume for the nine months ended September 30, 2006 was significantly lower than the same period of 2005, due to the closing of three transactions in 2005 that resulted in gross written premium of $269.1 million compared with one transaction in 2006 that resulted in gross written premium of $41.9 million. We recognized $71.8 million in benefit expenses during the nine months ended September 30, 2006 compared to $293.1 million for the nine months ended September 30, 2005.

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

Losses and benefits represented our largest expense and property and casualty losses and life and annuity benefits accounted for 70.4% of total liabilities at September 30, 2006. We established loss and benefit expenses using a combination of loss reserving techniques and actuarial methods. Loss and benefit expenses are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by outside actuaries to corroborate management’s estimates. During our current quarterly review, we concluded that our general liability insurance business written in 2003 is more seasoned and is continuing to show lower reported losses than originally estimated. Accordingly, we reduced gross reserves by $35.5 million and losses recoverable from reinsurers by $15.0 million, to reflect the change in estimates.

Net income for the nine months ended September 30, 2006 was $121.5 million compared to $22.1 million for the nine months ended September 30, 2005. The results for the nine months ended September 30, 2006 were principally attributable to underwriting income generated from our property and casualty business partially offset by decreased income from our alternative investments compared to the nine months ended September 30, 2005. The income for the nine months ended September 30, 2005 was net of $100.0 million in hurricane losses.

Our investments during the nine months ended September 30, 2006 produced a total return of 2.52% compared to 3.61% for the nine months ended September 30, 2005. The cash and fixed maturities portfolio produced a total return of 2.79% during the nine months ended September 30, 2006 compared to 3.19% for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, our alternative investments generated a 1.57% rate of return compared to a 4.50% rate of return for the same period in 2005. After a strong start to the year, our alternative investments have not performed well for the last six months, including a loss of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our Diversified Arbitrage strategy. While we are clearly disappointed with the results of our alternative investment portfolio, it is worth noting that despite these losses, the portfolio has still produced a positive return for the nine months ended September 30, 2006.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the nine months ended September 30, 2006, we generated $325.6 million of cash from operations, which is net of the change in alternative investments of $51.6 million, and invested $298.1 million in fixed maturities. We expect to generate positive operating cash flow during 2006 principally through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance businesses. Additionally, we recognize returns from our investment portfolio.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying contracts. Life and annuity reinsurance premiums are generally earned when the premium is due from policyholders. Each of our reinsurance contracts contain pricing considerations and terms and conditions that influence expected returns on capital. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates for our property and casualty reinsurance business are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters, we increase or decrease premium estimates as updated information from our clients is received. We are currently writing a greater number of excess of loss contracts, which are less likely to have changes in premium estimates than quota share or proportional contracts.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. Our fixed maturities portfolio is composed of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other accumulated comprehensive income in the equity section of our balance sheet. We recognize realized capital gains or losses on our fixed maturities investments at the time of sale. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions and the underlying operating results of our private equity reinsurance investments.

Expenses

Our principal expenses are losses and benefits, acquisition costs, interest expense and general and administrative expenses. Losses and benefits are based on the amount and type of reinsurance and insurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses and benefits based on actuarial estimates of the expected losses and benefits to be incurred on each contract written. The ultimate losses and benefits depend on the actual costs to settle these liabilities. We increase or decrease loss and benefit estimates as actual claim reports are received. Our ability to estimate losses and benefits accurately at the time of pricing our contracts is a critical factor in determining profitability.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2006. We believe that the critical accounting policies set forth in our Form 10-K/A (Amendment No. 2), filed on November 13, 2006, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended September 30, 2006	% change	Three Months Ended September 30, 2005
		In millions of US Dollars	(Restated)
Gross premiums written	$98.7	(21.7)%	$126.1
Reinsurance premiums ceded	(6.1)	(40.8)%	(10.3)

Net premiums written	$92.6	(20.0)%	$115.8

Net premiums earned(a)	$98.1	(38.0)%	$158.2

Losses(b)	71.7	(63.0)%	193.8
Acquisition costs	18.0	(8.6)%	19.7
General and administrative expenses	6.0	71.4%	3.5

Total losses and expenses(c)	$95.7	(55.9)%	$217.0

Net income	$2.4	N/A	$(58.8)

Loss ratio(b)/(a)	73.2%		122.5%
Combined ratio(c)/(a)	97.6%		137.1%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio (“loss ratio”) is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)).

The combined ratio (“combined ratio”) is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended September 30, 2006 were $98.7 million compared to $126.1 million for the three months ended September 30, 2005, a decrease of 21.7%. The decrease is largely the result of $54.5 million of additional premium in relation to one contract written in a prior year that was recognized during the three months ended September 30, 2005. With the exception of the gross written premium on that contract, we have increased the volume of property and casualty reinsurance business we are writing. We continue to focus on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. As a result the average contract size has decreased from approximately $3.5 million for the three months ended September 30, 2005 to $1.7 million for the three months ended September 30, 2006. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. In the three months ended September 30, 2006, there were premium adjustments to a number of quota share treaties upon notification from cedants of changes. As a result, we recorded an aggregate $8.1 million decrease in premium estimates on contracts written in a prior year.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended September 30, 2006 were $6.1 million compared to $10.3 million for the three months ended September 30, 2005, a decrease of 40.8%. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of retrocessional reinsurance capacity.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 38.0% to $98.1 million for the three months ended September 30, 2006. The decrease is principally attributed to $46.3 million of additional net premiums written and earned on one contract written in a prior year during the three months ended September 30, 2005.

Losses. Losses relating to property and casualty reinsurance were $71.7 million for the three months ended September 30, 2006 compared to $193.8 million for the three months ended September 30, 2005, a decrease of 63.0%. The losses for the three months ended September 30, 2005 include $60.0 million of losses stemming from the hurricanes in the Gulf Coast of the United States and $50.2 million of net losses in relation to additional losses notified on one contract written in a prior year. The loss ratio for our property and casualty reinsurance segment for the three months ended September 30, 2006 was 73.2% compared to 122.5% for the three months ended September 30, 2005 and reflects an increase in property and property catastrophe premium earned with no major catastrophes in the three months ended September 30, 2006 compared with large catastrophe losses in the three months ended September 30, 2005. There was net adverse development of approximately $5.0 million due to the re-estimation of liabilities for prior year reinsurance reserves during the three months ended September 30, 2006, principally due to additional loss notifications on property and marine business of $8.6 million in relation to our 2005 hurricane losses.

Acquisition costs. Acquisition costs were $18.0 million for the three months ended September 30, 2006 compared to $19.7 million for the three months ended September 30, 2005, a decrease of 8.6%. The decrease in acquisition costs for the three months ended September 30, 2006 is due to lower average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $6.0 million for the three months ended September 30, 2006 compared to $3.5 million for the three months ended September 30, 2005, an increase of 71.4%. The increase resulted principally from ongoing personnel and infrastructure costs associated with our reinsurance staff including additional property catastrophe underwriters hired in the fourth quarter of 2005. The general and administrative expense to net premiums earned ratio was 6.1% for the three months ended September 30, 2006 compared to 2.2% for the three months ended September 30, 2005 and reflects the additional expenses and lower net premiums earned.

Net income. Net income attributable to property and casualty reinsurance for the three months ended September 30, 2006 was $2.4 million compared to $(58.8) million for the three months ended September 30, 2005. The primary difference in net income for the three months ended September 30, 2006 compared with the net loss for the three months ended September 30, 2005 is the $60.0 million of losses stemming from the hurricane activity during the three months ended September 30, 2005.

Property and Casualty Insurance Segment

	Three Months Ended September 30, 2006	% change	Three Months Ended September 30, 2005
		In millions of US Dollars
Gross premiums written	$78.5	11.8%	$70.2
Reinsurance premiums ceded	(32.6)	34.7%	(24.2)

Net premiums written	$46.0	0%	$46.0

Net premiums earned(a)	$48.7	6.3%	$45.8

Losses(b)	8.5	(88.5)%	73.6
Acquisition costs	0.1	0%	0.1
General and administrative expenses	3.9	69.6%	2.3

Total losses and expenses(c)	$12.5	(83.6)%	$76.0

Net income	$36.2		$(30.2)

Loss ratio(b)/(a)	17.4%		160.7%
Combined ratio(c)/(a)	25.6%		165.9%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)).

The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended September 30, 2006 were $78.5 million compared to $70.2 million for the three months ended September 30, 2005, an increase of 11.8%. The increase is principally the result of the continued expansion of business written by our property underwriting team. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended September 30, 2006 were $32.6 million compared to $24.2 million for the three months ended September 30, 2005, an increase of 34.7%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended September 30, 2006 was 41.5% compared to 34.5% for the three months ended September 30, 2005.

Net premiums earned. Net premiums earned for insurance increased by 6.3% to $48.7 million for the three months ended September 30, 2006. The increase is principally attributable to increased volume in our existing insurance products and expansion of our property insurance underwriting activities.

Losses. Losses relating to insurance were $8.5 million for the three months ended September 30, 2006 compared to $73.6 million for the three months ended September 30, 2005, a decrease of 88.5%. The decrease is principally due to a reduction of the expected ultimate losses on our 2003 general liability insurance business. Our underlying loss analysis on this business is more seasoned due to the passage of time and is showing lower estimated losses than originally recorded which has permitted us to recognize positive development of $20.5 million during the three months ended September 30, 2006. In addition, a low level of attritional property insurance losses during the three months ended September 30, 2006 compared to $40.0 million of catastrophe losses due to hurricane activity during the three months ended September 30, 2005 has impacted the comparability between the two periods. The loss ratio for our insurance segment for the three months ended September 30, 2006 was 17.4% compared to 160.7% for the same period in 2005.

Acquisition costs. Acquisition costs were $0.1 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs during each of the three months ended September 30, 2006 and 2005 consisted primarily of amortization of deferred policy acquisition costs incurred in connection with writing property and casualty insurance business.

General and administrative expenses. General and administrative expenses were $3.9 million for the three months ended September 30, 2006 compared to $2.3 million for the three months ended September 30, 2005. The increase is due principally to additional personnel costs. The general and administrative expense to net premiums earned ratio was 8.0% for the three months ended September 30, 2006 compared to 5.0% for the three months ended September 30, 2005.

Net income. Net income attributable to the property and casualty insurance segment for the three months ended September 30, 2006 was $36.2 million compared to $(30.2) million for the three months ended September 30, 2005. The results for the three months ended September 30, 2006 were principally attributable to the low level of catastrophic events during the three months ended September 30, 2006 and the favorable development of reserves on prior year general liability insurance business.

Life and Annuity Reinsurance Segment

	Three Months Ended September 30, 2006	% change	Three Months Ended September 30, 2005
		In millions of US Dollars
Gross premiums written	$0.6	N/A	$91.8
Reinsurance premiums ceded	(0.3)	N/A	(—)

Net premiums written	$0.3	N/A	$91.8

Net premiums earned	$0.3	N/A	$91.8

Benefits	9.0	N/A	100.2
Acquisition costs	0.9	12.5%	0.8
General and administrative expenses	0.8	(11.1)%	0.9

Total benefits and expenses	$10.7		$101.9

Net underwriting loss	$(10.4)	3.0%	$(10.1)

Our segment results do not include investment income or interest expense, which are included in the corporate function.

The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not necessarily representative of future trends. During the three months ended September 30, 2006, no new life and annuity contracts were written and therefore, the comparisons for gross premiums written, gross premiums ceded, net premiums earned and acquisition costs are not beneficial. Benefits include regular accretion of existing liabilities together with benefits incurred on transactions written during the period and so the benefits in the three months ended September 30, 2005 are higher due to the new contracts written during that period.

Although we expect to incur underwriting losses in connection with our life and annuity reinsurance contracts, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin. Net loss attributable to the life and annuity reinsurance segment for the three months ended September 30, 2006 was $10.4 million compared to $10.1 million for the three months ended September 30, 2005. The results are driven by the accretion of the life and annuity reinsurance benefits over time.

Corporate Function

	Three Months Ended September 30, 2006	% change	Three Months Ended September 30, 2005
		In millions of US Dollars	(Restated)
Net investment income	$38.7	43.3%	$27.0

Net gains (losses) on alternative investments	(31.0)	N/A	35.6

Net realized gains (losses) on sale of fixed maturities	(0.3)	N/A	1.6

Other income	0.2	(81.8)%	1.1

Interest expense	1.6	N/A	(2.7)

General and administrative expenses not included in segment results	(10.9)	39.7%	(7.8)

Net income excluding segment results	$(1.7)	N/A	$54.8

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the three months ended September 30, 2006 increased $11.7 million to $38.7 million compared to $27.0 million for the three months ended September 30, 2005, an increase of 43.3%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,463.4 million at September 30, 2005 to $3,123.5 million at September 30, 2006, resulting from cash flow from operations since September 30, 2005 and the additional capital we raised in October and November 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended September 30, 2006 was 4.83% compared to 4.15% for the three months ended September 30, 2005, reflecting the increase in interest rates over the past year.

Net gains (losses) on alternative investments. Net losses on the alternative investment portfolio were $(31.0) million, or (2.33)%, including a gain of $4.0 million from our private equity reinsurance investments, for the three months ended September 30, 2006 compared to a gain of $35.6 million, or 3.00%, including a loss of $(11.9) million from our private equity reinsurance investments, for the three months ended September 30, 2005. The negative return for the three months ended September 30, 2006 is due to losses of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our Diversified Arbitrage strategy.

Net realized gains (losses) on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed above in “Drivers of Profitability.” The realized losses in the three months ended September 30, 2006 of $(0.3) million and gains of $1.6 million in the three months ended September 30, 2005, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

Interest expense. Interest expense was $(1.6) million for the three months ended September 30, 2006 compared to $2.7 million for the three months ended September 30, 2005. Interest expense includes $6.4 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended September 30, 2006 compared to $0.6 million for the three months ended September 30, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices which had a larger total return for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Interest expense also includes the accretion of interest expense on a number of reinsurance contracts that are not deemed to transfer risk under the requirements of Statement of Financial Accounting Standards No. 113 and therefore are recorded as deposit liabilities on the balance sheet. These deposit liabilities are recorded on a net present value basis and an interest expense is accreted in order to grow the liability to the expected ultimate settlement amount. During the three months ended September 30, 2006, we were notified by the cedant of one of the deposit contracts that the ultimate loss is expected to be lower than our original estimate. As a result we recognized a reduction in interest expense of $12.0 million in order to reflect the current net present value of our revised estimate.

General and administrative expenses. General and administrative expenses were $10.9 million for the three months ended September 30, 2006 compared to $7.8 million for the three months ended September 30, 2005 an increase of 39.7%. The increase in general and administrative costs results principally from increased fees for professional services related to the ARMC’s re-opened internal review announced on October 29, 2006 and previously discussed above.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Nine Months Ended September 30, 2006	% change	Nine Months Ended September 30, 2005
		In millions of US Dollars	(Restated)
Gross premiums written	$397.5	(16.2)%	$474.4
Reinsurance premiums ceded	(33.7)	0%	(33.7)

Net premiums written	$363.8	(17.4)%	$440.7

Net premiums earned(a)	$315.4	(21.6)%	$402.2

Losses(b)	225.0	(38.9)%	367.9
Acquisition costs	57.4	(2.4)%	58.8
General and administrative expenses	16.9	53.6%	11.0

Total losses and expenses(c)	$299.3	(31.6)%	$437.7

Net underwriting income	$16.1		$(35.5)

Loss ratio(b)/(a)	71.3%		91.5%
Combined ratio(c)/(a)	94.9%		108.8%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the nine months ended September 30, 2006 were $397.5 million compared to $474.4 million for the nine months ended September 30, 2005, a decrease of 16.2%. The decrease is largely the result of $54.5 million of additional premiums pertaining to one contract written in a prior year, which was recognized during the nine months ended September 30, 2005. The decrease also reflects our decision to reduce our participation percentage on certain renewal business and is partially offset by premiums written of approximately $52.0 million by our recently formed property catastrophe reinsurance team. We continue to focus on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. As a result the average contract size has decreased from approximately $3.8 million for the nine months ended September 30, 2005 to $1.2 million for the nine months ended September 30, 2006. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. In the nine months ended September 30, 2006, there were premium adjustments to a number of quota share treaties upon notification from cedants of changes. As a result, we recorded an aggregate $25.3 million increase in premium estimates on contracts written in a prior year.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the nine months ended September 30, 2006 were $33.7 million, unchanged from the the nine months ended September 30, 2005, even though gross premiums written declined in the period. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 21.6% to $315.4 million for the nine months ended September 30, 2006. The decrease is principally attributed to a reduction in gross premiums written.

Losses. Losses relating to property and casualty reinsurance were $225.0 million for the nine months ended September 30, 2006 compared to $367.9 million for the nine months ended September 30, 2005, a decrease of 38.9%. The losses for the nine months ended September 30, 2005 include $60.0 million of losses stemming from the hurricanes in the Gulf Coast of the United States and $50.2 million of net losses pertaining to additional losses notified on one contract written in a prior year. The loss ratio for our property and casualty reinsurance segment for the nine months ended September 30, 2006 was 71.3% compared to 91.5% for the nine months ended September 30, 2005. There was net adverse development of approximately $5.0 million due to the re-estimation of liabilities for prior year reinsurance reserves during the nine months ended September 30, 2006, principally due to additional loss notifications on property and marine business of $8.6 million in relation to our 2005 hurricane losses.

Acquisition costs. Acquisition costs were $57.4 million for the nine months ended September 30, 2006 compared to $58.8 million for the nine months ended September 30, 2005, a decrease of 2.4%. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $16.9 million for the nine months ended September 30, 2006 compared to $11.0 million for the nine months ended September 30, 2005, an increase of 53.6%. The increase resulted principally from ongoing personnel and infrastructure costs associated with our reinsurance staff including additional property catastrophe underwriters hired in the fourth quarter of 2005. The general and administrative expense to net premiums earned ratio was 5.4% for the nine months ended September 30, 2006 compared to 2.7% for the nine months ended September 30, 2005 and reflects the additional expenses and lower net premiums earned.

Net income. Net income attributable to property and casualty reinsurance for the nine months ended September 30, 2006 was $16.1 million compared to $(35.5) million for the nine months ended September 30, 2005. The primary difference in net income for the nine months ended September 30, 2006 compared with the net loss for the nine months ended September 30, 2005 is the $60.0 million of losses stemming from hurricane activity impacting the nine months ended September 30, 2005.

Property and Casualty Insurance Segment

	Nine Months Ended September 30, 2006	% change	Nine Months Ended September 30, 2005
		In millions of US Dollars
Gross premiums written	$276.1	12.6%	$245.3
Reinsurance premiums ceded	(136.2)	41.0%	(96.6)

Net premiums written	$139.9	(6.0)%	$148.7

Net premiums earned(a)	$147.0	16.9%	$125.8

Losses(b)	83.3	(36.6)%	131.4
Acquisition costs	0.6	N/A	(0.8)
General and administrative expenses	10.8	42.1%	7.6

Total losses and expenses(c)	$94.7	(31.5)%	$138.2

Net income	$52.3	N/A	$(12.4)

Loss ratio(b)/(a)	56.7%		104.4%
Combined ratio(c)/(a)	64.4%		109.8%

Our segment results do not include investment income or interest expense, which are included in the corporate function.

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the nine months ended September 30, 2006 were $276.1 million compared to $245.3 million for the nine months ended September 30, 2005, an increase of 12.6%. The increase is principally the result of the continued expansion of business written by our property team.

Reinsurance premiums ceded. Reinsurance premiums ceded for the nine months ended September 30, 2006 were $136.2 million compared to $96.6 million for the nine months ended September 30, 2005, an increase of 41.0%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. In addition, we purchased catastrophe reinsurance protection for certain property exposures. We have purchased more catastrophe protection during the nine months ended September 30, 2006 than we purchased in the nine months ended September 30, 2005. We expect to continue to purchase such protection in order to reduce our exposure to large loss events. The ratio of reinsurance premiums ceded to gross premiums written for the nine months ended September 30, 2006 was 49.3% compared to 39.4% for the nine months ended September 30, 2005.

Net premiums earned. Net premiums earned on insurance increased by 16.9% to $147.0 million for the nine months ended September 30, 2006. The increase is principally attributable to increased volume in existing insurance products and expansion of our property insurance underwriting activities.

Losses. Losses relating to insurance were $83.3 million for the nine months ended September 30, 2006 compared to $131.4 million for the nine months ended September 30, 2005, a decrease of 36.6%. The decrease is principally due to a reduction of the expected ultimate losses on our 2003 general liability insurance business. Our underlying loss analysis on this business is more seasoned due to the passage of time, and is showing lower estimated losses than originally recorded which has permitted us to recognize positive development of $20.5 million during the nine months ended September 30, 2006. In addition, a low level of attritional property insurance losses during the nine months ended September 30, 2006 compared to $40.0 million of catastrophe losses due to hurricane activity during the nine months ended September 30, 2005 has affected the comparability between the two periods. The loss ratio for our insurance segment for the nine months ended September 30, 2006 was 56.7% compared to 104.4% for the same period in 2005.

Acquisition costs. Acquisition costs were $0.6 million for the nine months ended September 30, 2006 compared to $(0.8) million for the nine months ended September 30, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $10.8 million for the nine months ended September 30, 2006 compared to $7.6 million for the nine months ended September 30, 2005. The general and administrative expense to net premiums earned ratio was 7.3% for the nine months ended September 30, 2006 compared to 6.0% for the nine months ended September 30, 2005. The increase is principally attributable to additional personnel costs.

Net income. Net income attributable to the property and casualty insurance segment for the nine months ended September 30, 2006 was $52.3 million compared to $(12.4) million for the nine months ended September 30, 2005. The variance between the nine months ended September 30, 2006 and the nine months ended September 30, 2005 is principally attributable to the low level of catastrophic events during the nine months ended September 30, 2006 compared to the $40.0 million of hurricane losses in the nine months ended September 30, 2005 and the release of $20.5 million of net reserves on prior year general liability insurance business during the nine months ended September 30, 2006.

Life and Annuity Reinsurance Segment

	Nine Months Ended September 30, 2006	% change	Nine Months Ended September 30, 2005
		In millions of US Dollars
Gross premiums written	$44.2	(83.6)%	$269.1
Reinsurance premiums ceded	(0.6)	50.0%	(0.4)

Net premiums written	$43.6	(83.8)%	$268.7

Net premiums earned	$43.6	(83.8)%	$268.7

Benefits	71.8	(75.5)%	293.1
Acquisition costs	1.5	(21.1)%	1.9
General and administrative expenses	2.1	(25.0)%	2.8

Total benefits and expenses	$75.4		$297.8

Net loss	$(31.8)	9.3%	$(29.1)

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

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the nine months ended September 30, 2006 were $44.2 million compared to $269.1 million for the nine months ended September 30, 2005. Gross premiums written primarily relate to one reinsurance contract written during the nine months ended September 30, 2006. We wrote three reinsurance contracts generating gross premiums written of $267.2 million during the nine months ended September 30, 2005.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $0.6 million for the nine month period ended September 30, 2006 and $0.4 million for the nine month period ended September 30, 2005.

Net premiums earned. Life and annuity reinsurance business written during the nine month period was fully earned in that period.

Benefits. Benefits relating to the life and annuity reinsurance segment were $71.8 million for the nine months ended September 30, 2006 compared to $293.1 million for the nine months ended September 30, 2005. Benefits include regular accretion of existing liabilities together with benefits incurred on transactions written during the period. The decrease was principally due to the decline in premiums written and earned during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Acquisition costs. Acquisition costs were $1.5 million for the nine months ended September 30, 2006 compared to $1.9 million for the nine months ended September 30, 2005 and relate to the regular amortization of deferred acquisition costs. The acquisition costs on the life and annuity reinsurance that we bind will vary from period to period depending on brokerage rates.

General and administrative expenses. General and administrative expenses were $2.1 million for the nine months ended September 30, 2006 compared to $2.8 million for the nine months ended September 30, 2005.

Net loss. Although we expect to incur modest underwriting losses in connection with our life and annuity reinsurance business, we seek to achieve sufficient investment income from premiums received to fund benefit payments as they occur and provide for a profit margin. Net underwriting loss attributable to the life and annuity segment for the nine months ended

September 30, 2006 was $31.8 million compared to $29.1 million for the nine months ended September 30, 2005. The results are driven by the accretion of life and annuity reinsurance benefits over time.

Corporate Function

	Nine Months Ended September 30, 2006	% change	Nine Months Ended September 30, 2005
		In millions of US Dollars	(Restated)
Net investment income	$109.2	44.3%	$75.7

Net gains on alternative assets	18.2	(66.0)%	53.6

Net realized gains (losses) on sale of fixed maturities	(7.3)	N/A	2.8

Other income	0.8	(77.8)%	3.6

Interest expense	(6.3)	(60.4)%	(15.9)

General and administrative expenses not included in segment results	(29.8)	44.0%	(20.7)

Net income excluding segment results	$84.8	(14.4)%	$99.1

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the nine months ended September 30, 2006 increased $33.5 million to $109.2 million compared to $75.7 million for the nine months ended September 30, 2005, an increase of 44.3%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,463.4 million at September 30, 2005 to $3,123.5 million at September 30, 2006, resulting from cash flow from operations since September 30, 2005 and the additional capital we raised in October and November 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the nine months ended September 30, 2006 was 4.70% compared to 4.07% for the nine months ended September 30, 2005.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $18.2 million, or 1.57%, including a gain of $7.1 million from our private equity reinsurance investments, for the nine months ended September 30, 2006 compared to $53.6 million, or 4.50%, including a loss of $(6.1) million from our private equity reinsurance investments, for the nine months ended September 30, 2005. The return for the nine months ended September 30, 2006 is net of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our Diversified Arbitrage strategy.

Net realized gains (losses) on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed above in “Drivers of Profitability.” The realized (losses) gains for the nine months ended September 30, 2006 and September 30, 2005 of $(7.3) million and $2.8 million respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

Interest expense. Interest expense was $6.3 million for the nine months ended September 30, 2006 compared to $15.9 million for the nine months ended September 30, 2005, a decrease of 60.4%. Interest expense includes $6.9 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the nine months ended September 30, 2006 compared to $5.5 million for the nine months ended September 30, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a smaller total return for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Interest expense also includes the accretion of interest expense on a number of reinsurance contracts that are not deemed to transfer risk under the requirements of Statement of Financial Accounting Standards No. 113 and therefore are recorded as deposit liabilities on the balance sheet. These deposit liabilities are recorded on a net present value basis and an interest expense is accreted in order to grow the liability to the expected ultimate settlement amount. During the nine months ended September 30, 2006, we were notified by the cedant of one of the contracts, that the ultimate loss is expected to be lower than our original estimate. As a result we recognized a reduction in interest expense of $12.0 million in order to reflect the current net present value of the revised loss estimate.

General and administrative expenses. General and administrative expenses were $29.8 million for the nine months ended September 30, 2006 compared to $20.7 million for the nine months ended September 30, 2005. The increase in general and administrative expenses results principally from increased fees for professional services related to the ARMC’s internal review announced on March 24, 2006 and reopened in October 2006. Our total general and administrative expenses for all segments to net premiums earned ratio was 11.8% for the nine months ended September 30, 2006 compared to 5.3% for the nine months ended September 30, 2005.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,558.3 million at September 30, 2006 compared to $4,227.8 million at December 31, 2005, an increase of 7.8%. The increase in cash and invested assets resulted principally from $336.1 million in cash flows from operations generated in the nine months ended September 30, 2006, offset by a decrease of $20.1 million in unrealized appreciation on our fixed maturities portfolio. The decline in unrealized appreciation on our fixed maturities portfolio principally relates to increases in interest rates. Our fixed maturities portfolio has not suffered any credit events during the nine months ended September 30, 2006.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,238.5 million at September 30, 2006 compared to $2,006.0 million at December 31, 2005, an increase of 11.6%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the nine months ended September 30, 2006, partially offset by losses paid and net positive development due to the re-estimation of liabilities on prior year reserves of approximately $30.5 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $886.2 million at September 30, 2006 compared to $854.2 million at December 31, 2005. The increase was principally attributable to one new contract written in the nine months ended September 30, 2006, in addition to accretion of, and foreign exchange movements on, liabilities.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $509.4 million at September 30, 2006 compared to $453.6 million at December 31, 2005, an increase of 12.3%, principally reflecting losses ceded under our reinsurance and retrocessional agreements, partially offset by a reduction of recoveries by $15.0 million as a result of the re-estimation of liabilities on prior year reserves that had been ceded under our reinsurance agreements. Grand Central Re, our largest retrocessionaire, accounted for 44.1% of our losses and benefits recoverable at September 30, 2006. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 93.4% of its loss recoverable obligations.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 47.2% of losses recoverable at September 30, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 4% of total losses recoverable.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $101.5 million at September 30, 2006 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants.

Shareholders’ equity. Our shareholders’ equity increased to $1,294.5 million at September 30, 2006 from $1,185.7 million at December 31, 2005, an increase of 9.2%, principally reflecting net income of $121.5 million partially offset by a decrease in accumulated other comprehensive income of $16.2 million during the nine months ended September 30, 2006.

Liquidity. We generated $325.6 million of cash from operations during the nine months ended September 30, 2006 compared to $352.4 million for the nine months ended September 30, 2005. The two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We write principally casualty business in the property and casualty reinsurance segment and the property and casualty insurance segment. The casualty business we generally write has a long claim-tail and it is expected that we will generate significant operating cash flow as we build loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect to see changes in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods. We do not expect loss payments to exceed premiums written and collected and net investment income, and therefore expect to have continued positive cash flow. However, actual premiums written and collected, net investment income, and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

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

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal operating subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At September 30, 2006, Max Re, which is required to have approximately $275.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,155.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of September 30, 2006 providing an aggregate of $520.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at September 30, 2006.

Capital resources. At September 30, 2006, our capital structure consisted of common equity. Total capitalization amounted to $1,294.5 million as compared to $1,185.7 million at December 31, 2005, an increase of 9.2%. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

Max Re Capital’s Board of Directors declared a dividend of $0.05 per share on each of February 10, 2006 and April 28, 2006 and $0.07 per share on July 28, 2006, payable to shareholders of record on February 24, 2006, May 12, 2006 and August 11, 2006, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On October 26, 2006, Max Re Capital’s board of directors declared a dividend of $0.07 per share to be paid on November 30, 2006 to shareholders of record on November 9, 2006.

We have been assigned an insurer financial strength rating of “A- (Excellent)” by A.M. Best Company, Inc. and an insurer financial strength rating of “A (Strong)” by Fitch, Inc. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Subsequent to our October 29, 2006 announcement related to the further restatement of our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as discussed more fully in our Form 10-K/A (Amendment No. 2) filed November 13, 2006, and the resignation of our Chief Executive Officer, our ratings have been affirmed by A.M. Best Company, Inc. and our “A (Strong)” insurer financial strength rating was placed on “rating watch negative” by Fitch, Inc. As a result, we maintain an insurer financial strength rating of “A- (Excellent)” by A.M. Best Company, Inc. and an insurer financial strength rating of “A (Strong)” by Fitch, Inc. as at the date of this filing. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligation	$150,000	$150,000	$—	$—	$—
Operating lease obligations	11,657	1,738	3,735	3,504	2,680
Property and casualty losses	2,238,482	660,294	859,948	359,435	358,805
Life and annuity benefits	1,488,051	86,952	160,244	142,515	1,098,340
Deposit liabilities	238,306	32,215	22,947	65,225	117,919

Total	$4,126,496	$931,199	$1,046,874	$570,679	$1,577,744

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

The amounts in this table represent our gross estimates of known liabilities as of September 30, 2006 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at September 30, 2006 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 157—Fair Value Measurements

The Financial Accounting Standards Board (FASB) issued SFAS 157—Fair Value Measurements. SFAS 157 establishes a framework for measuring the fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but the application of this Statement to existing accounting pronouncements will change current practice. SFAS 157 was issued in order to remove inconsistencies in fair value measurements between various accounting pronouncements. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of the Statement on our consolidated financial statements.

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

As of September 30, 2006, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At September 30, 2006, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.99%, or approximately $117.6 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 5.26%, or approximately $155.1 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2006, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.95%, or approximately $25.0 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.95%, or approximately $25.0 million.

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

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our company’s management, including the current Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the current Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the current Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Part B - Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

On October 26, 2006, we determined that we needed to restate our previously issued financial statements for the years ended December 31, 2005 through 2001. As a result of such financial statement restatement, management reassessed our internal control over financial reporting using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework criteria and identified the following control deficiency:

•	We did not maintain effective controls to identify potential extra contractual agreements, including oral agreements, related to our retrocessional contracts purchased to allow for an appropriate determination of risk transfer.

This control deficiency resulted in the restatement of our financial statements for the years ended December 31, 2005 through 2001. In connection with management’s reassessment of internal control over financial reporting, as of December 31, 2005 management determined that this control deficiency constitutes a material weakness within the meaning of Auditing Standards No. 2 of the Public Company Accounting Oversight Board (PCAOB). As a result, we concluded that our internal control over financial reporting was not effective as at December 31, 2005.

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended September 30, 2006. However, as described in our filing on Form 10-K/A (Amendment No. 2) filed on November 13, 2006, since September 30, 2006, we have implemented controls to remediate the deficiency identified above. Specifically we have:

•	Established guidelines that require senior management certification that there are no extra contractual agreements, including oral agreements, related to retrocessional contracts purchased.

We believe that, as of the date of this filing, we have taken steps that remediate the control deficiencies in our disclosure controls and our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiries.

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

Other Actions. On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, and including Max Re. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising similar claims. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements for the period ended September 30, 2006.

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

ITEM 1A. Risk Factors

The Risk Factors included in our Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2005 have not materially changed other than the Risk Factor titled “If we lose or are unable to retain our senior management and other key personnel, or if we are unable to renew the Bermudian work permits of any members of our senior management or other key personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.” In connection with the appointment of W. Marston Becker as permanent Chief Executive Officer on November 13, 2006, we are currently applying for Mr. Becker’s long term work permit in Bermuda.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2006 to July 31, 2006) (1)	—	—	—	$36.0 million
(August 1, 2006 to August 31, 2006)	800	22.03	800	$36.0 million
(September 1, 2006 to September 30, 2006)	—	—	—	$36.0 million

Total (July 1, 2006 to September 30, 2006)(1)	800	22.03	800	$36.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15.0 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $75.0 million of common shares by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 29, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was approximately $36.0 million of common shares as of July 31, 2006. The repurchase program has no set expiration or termination date.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders. Max Re Capital held its Annual General Meeting of Shareholders on September 18, 2006. For more information on the following proposals, see Max Re Capital’s proxy statement dated August 1, 2006.

(1) The shareholders elected four Class 3 directors of Max Re Capital to serve until Max Re Capital’s annual general meeting of shareholders in 2009:

Director	For	Against	Abstain
Zack H. Bacon III	47,938,591	1,446,918	336,205
George Lawton Estes III	47,733,391	1,652,697	335,627
William Kronenberg III	48,342,765	1,377,478	1,471
James L. Zech	48,070,320	1,649,893	1,501

The terms of Directors John R. Barber, W. Marston Becker, Robert J. Cooney, William H. Heyman, Willis T. King, Jr., Peter A. Minton, Steven M. Skala and Mario P. Torsiello continued after the meeting.

Messrs. Cooney and Estes resigned from the Board of Directors of Max Re Capital in October 2006.

(2)	The shareholders ratified the appointment of KPMG, Hamilton, Bermuda, as the Company’s independent auditors for 2006:

For	48,703,611
Against	1,016,422
Abstain	1,681

(3)	The shareholders authorized the election of four Class 3 directors of Max Re to serve until Max Re’s annual general meeting of shareholders in 2009:

Director	For	Against	Abstain
Zack H. Bacon III	47,938,778	1,447,311	335,625
George Lawton Estes III	47,732,625	1,653,463	335,627
William Kronenberg III	48,341,999	1,378,244	1,471
James L. Zech	48,070,350	1,649,893	1,471

The terms of Directors John R. Barber, W. Marston Becker, Robert J. Cooney, William H. Heyman, Willis T. King, Jr., Peter A. Minton, Steven M. Skala and Mario P. Torsiello continued after the meeting.

Messrs. Cooney and Estes resigned from the Board of Directors of Max Re in October 2006.

(4)	The shareholders authorized the ratification of the appointment of KPMG, Hamilton, Bermuda, as Max Re’s independent auditors for 2006:

For	48,704,405
Against	1,015,598
Abstain	1,711

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit	Description

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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