Form 10-Q/A
period 2006-09-30
MAX RE CAPITAL LTD
filed 2006-11-15
CIK 1141719

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

.

Explanatory Note (amounts in thousands)

This amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2006 and is being filed solely to correct typographical errors in the “Additions to deposit liabilities”, “Payments of deposit liabilities” and “Cash used in financing activities” line items contained in the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005. Additions to deposit liabilities for the nine months ended September 30, 2006 and 2005 were incorrectly shown as $35,747 and $17,623, respectively. The correct amounts are $25,297 and $9,128, respectively. Payments of deposit liabilities for the nine months ended September 30, 2006 and 2005 were incorrectly shown as $(57,505) and $(59,248), respectively. The correct amounts are $(36,581) and $(53,269), respectively. Cash used in financing activities for the nine months ended September 30, 2006 and 2005 were incorrectly shown as $(28,633) and $(43,503), respectively. The correct amounts are $(18,159) and $(46,019), respectively. The unaudited Consolidated Financial Statements included in this Form 10-Q/A have not changed in any other respect. Exhibits 31.1, 31.2, 32.1 and 32.2 are being included with this Form 10-Q/A and have been dated as of the date of this filing but are otherwise unchanged.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of United States Dollars)

	Nine Months Ended September 30
	2006	2005
		(Restated)
OPERATING ACTIVITIES
Net income	$121,502	$22,126
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	10,410	7,990
Amortization of premium on fixed maturities	5,053	7,071
Accretion of deposit liabilities	(10,474)	2,516
Net realized losses (gains) on sale of fixed maturities	7,249	(2,827)
Alternative investments	(51,552)	(88,928)
Accrued interest income	(2,965)	(5,559)
Premiums receivable	(11,712)	(38,975)
Losses recoverable from reinsurers	(55,780)	(55,932)
Funds withheld	1,362	724
Deferred acquisition costs	(8,809)	(30,971)
Prepaid reinsurance premiums	(18,939)	2,961
Other assets	(753)	1,950
Property and casualty losses	232,450	308,904
Life and annuity benefits	31,959	198,011
Funds withheld from reinsurers	(15,621)	(10,399)
Unearned property and casualty premiums	62,571	55,347
Reinsurance balances payable	(7,222)	(2,568)
Accounts payable and accrued expenses	36,896	(19,005)

Cash from operating activities	325,625	352,436

INVESTING ACTIVITIES
Purchases of fixed maturities	(852,365)	(1,257,224)
Sales of fixed maturities	425,485	918,799
Redemptions of fixed maturities	128,824	23,530

Cash used in investing activities	(298,056)	(314,895)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	2,776	1,447
Repurchase of common shares	(18)	(7,360)
Dividends paid	(10,098)	(6,015)
Additions to deposit liabilities	25,297	9,128
Payments of deposit liabilities	(36,581)	(53,269)
Loans repaid	465	10,050

Cash used in financing activities	(18,159)	(46,019)

Effect of exchange rate on cash	3,853	(3,314)
Changes in cash and cash equivalents	13,263	(11,792)
Cash and cash equivalents, beginning of period	314,031	239,188

CASH AND CASH EQUIVALENTS, END OF PERIOD	$327,294	$227,396

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

As discussed more fully in the Company’s Form 10-K/A (Amendment No. 2), filed November 13, 2006, the Company restated its consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 first in June 2006 and again in November 2006. The restatements resulted from the re-evaluation of accounting aspects relating to three retrocessional reinsurance contracts purchased in 2001 and 2003 and the determination to correct certain accounting aspects of the three contracts and the subsequent finding of no risk transfer with respect to two of the three contracts. In addition, the Company restated its interim consolidated financial statements for the three months ended March 31, 2006 and June 30, 2006. The effects of these restatements are reflected in the comparative amounts included in this Form 10-Q/A.

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

Max Re Capital Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 15, 2006

/s/ Keith S. Hynes
Name:	Keith S. Hynes
Title:	Executive Vice President and Chief Financial Officer
Date:	November 15, 2006