Form 10-K
period 2006-12-31
MAX RE CAPITAL LTD
filed 2007-02-16
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $809,046,310, based on the closing price of the registrant’s common shares on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of January 31, 2007 was 60,429,225.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2007 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our” and similar expressions are references to Max Re Capital Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

Reference	Entity’s legal name
Max Re Capital	Max Re Capital Ltd.
Max Re	Max Re Ltd.
Max Europe	Collectively: Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited
Max Europe Holdings	Max Europe Holdings Limited
Max Re Europe	Max Re Europe Limited
Max Insurance Europe	Max Insurance Europe Limited
Max Re Diversified	Max Re Diversified Strategies Ltd.
Max Re Managers	Max Re Managers Ltd.
Max USA	Max USA Holdings Ltd.

Certain terms and non-GAAP financial measures used below are defined in the “Glossary of Selected Insurance Industry Terms and non-GAAP financial measures” appearing on page 47 of this Form 10-K. We have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis of comparison with other companies within the industry. These measures may not be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

Safe Harbor Disclosure

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, but are not limited to:

•

the SEC’s investigation into non-traditional or loss mitigation, (re) insurance products, our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the quarters ended March 31, 2006 and June 30, 2006, may result in penalties and relief or require remediation and could have an adverse effect on us, perhaps materially so;

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

General Description

Max Re Capital is a holding company that was formed in July 1999 under the laws of Bermuda and that commenced operations in January 2000. Through Max Re Capital’s subsidiaries, Max Re, Max Re Europe and Max Insurance Europe, we provide multi-line reinsurance and insurance products. Max Re Managers provides reinsurance underwriting and administrative services on a fee basis. Max Re Diversified holds all of our alternative investments, other than reinsurance private equity investments that are held by Max Re. Max Europe Holdings is the holding company for our European operating subsidiaries and was formed in June 2003 under the laws of Ireland.

In December 1999 and March 2000, we raised gross proceeds of $331.0 million and $180.0 million, respectively from private placements of Max Re Capital common shares and Max Re non-voting common shares. We used substantially all of the net proceeds of these offerings to capitalize and commence our reinsurance operations.

On August 14, 2001, Max Re Capital raised gross proceeds of $192.0 million in an initial public offering of common shares. Total proceeds received, net of underwriting discounts and commissions, were $179.5 million. Substantially all of the net proceeds were contributed to Max Re in support of its reinsurance operations. Max Re Capital’s common shares are listed on the Nasdaq Global Select Market under the symbol MXRE and the Bermuda Stock Exchange under the symbol MXRE BH.

In October 2005 and November 2005, Max Re Capital raised total proceeds, net of underwriting discounts and commissions of $246.0 million and $38.1 million in a public offering of common shares. Substantially all of the proceeds were contributed to Max Re in support of its insurance and reinsurance operations.

In December 2006, Max Re Capital formed Max USA as a holding company for its planned US operations. On December 13, 2006, Max USA acquired the right, title and interest in a stock purchase agreement to acquire all of the outstanding shares of capital stock of a run-off stage property and casualty insurance company that is domiciled in Delaware and an eligible surplus lines carrier in approximately 40 U.S.states. We intend for this U.S.-based excess and surplus lines platform to complement our existing insurance and reinsurance operations based in Bermuda and Dublin, Ireland. We expect to consummate the acquisition of the property and casualty insurance company during the first or second quarter of 2007.

Business Segments

We operate in the reinsurance and insurance business serving three segments: the property and casualty reinsurance segment, the property and casualty insurance segment and the life and annuity reinsurance segment. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Property and Casualty Reinsurance:
Accident and Health	$7,585	0.9%	$7,790	0.6%	$56,784	5.4%
Aviation	35,374	4.1	42,945	3.4	70,838	6.8
Excess Liability	66,876	7.7	39,878	3.2	16,305	1.6
Medical Malpractice	53,400	6.2	40,744	3.3	43,367	4.2
Other	660	0.1	8,196	0.7	—	—
Professional Liability	60,704	7.0	102,620	8.2	144,931	13.9
Property, Marine & Energy	96,649	11.2	74,354	6.0	52,901	5.1
Whole Account	43,548	5.0	177,563	14.2	114,998	11.0
Workers’ Compensation	58,759	6.8	121,630	9.8	83,109	8.0

Total P&C Reinsurance	423,555	49.0	615,720	49.4	583,234	55.9
Property and Casualty Insurance:
Aviation	21,864	2.5	—	—	—	—
Excess Liability	162,786	18.8	176,947	14.2	131,187	12.6
Professional Liability	150,885	17.4	144,082	11.5	114,685	11.0
Property	61,059	7.1	34,267	2.8	2,197	0.2

Total P&C Insurance	396,594	45.8	355,296	28.5	248,068	23.8
Aggregate Property and Casualty	$820,149	94.8	$971,016	77.9	$831,302	79.7

Life and Annuity Reinsurance:
Annuity	$41,059	4.8	$235,012	18.9	$196,463	18.8
Health	340	0.0	32,657	2.6	12,300	1.2
Life	3,649	0.4	7,346	0.6	3,536	0.3

Aggregate L&A Reinsurance	$45,048	5.2	$275,015	22.1	$212,299	20.3

Aggregate Property and Casualty and Life and Annuity	$865,197	100.0%	$1,246,031	100.0%	$1,043,601	100.0%

Additional information about our business segments is set forth in Item 7 – Management’s Discussion and Analysis and Note 16 to our audited consolidated financial statements included herein.

The majority of our clients are insurers, reinsurers and companies located in the United States. During the years ended December 31, 2006, 2005 and 2004, we derived approximately 64.0%, 65.2% and 59.4%, respectively, of gross premiums written from clients located in the United States. We also source business outside the United States, predominantly in Europe, which represented approximately 36.0%, 34.8% and 40.6% of gross premiums written for the years ended December 31, 2006, 2005 and 2004, respectively.

Description of Business

We are a Bermuda headquartered provider of reinsurance and insurance for the property and casualty market and a provider of reinsurance for the life and annuity market with approximately $1,390.0 million in consolidated shareholders’ equity as of December 31, 2006. We believe we differentiate ourselves from our competitors by underwriting a number of specialized reinsurance and insurance products covering exposures in several areas of both markets and, to a lesser extent, by targeting superior risk-adjusted returns from our diversified investment portfolio.

We model our assets and liabilities on an integrated basis to better manage our reinsurance and insurance liability exposure, structure our investment portfolio and assess our overall risk. We believe that our diversified products and exposure base, together with our integrated risk management, provide us with flexibility in making decisions regarding our investments. We invest our assets in both a portfolio of high grade fixed maturity securities, which we refer to in this Form 10-K as “fixed maturities,” and an alternative investment portfolio. During 2006, we decided to reduce our investment allocation to alternative investments to less than 20% of total invested assets by year-end 2007 in order to allocate more capital to underwriting opportunities.

Property and Casualty Reinsurance

We offer excess of loss and quota share, also known as proportional or pro rata, products in the property and casualty reinsurance market. Generally, we participate on reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty and whereby the terms and conditions of the treaty are substantially the same for each reinsurer participating. Our primary focus is on the casualty risk classes, such as workers’ compensation, excess liability, professional liability, and medical malpractice. We also write whole account coverage, which provides coverage across a client’s multi-line portfolio of risk and may include some or all of the classes described above. We increased our volume of property reinsurance in 2006 as market pricing, terms and conditions were favorable following the severe hurricane loss events of 2004 and 2005.

We typically write our property and casualty reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the ceding client. Accordingly, we review and analyze the ceding client’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in our pricing of the treaty reinsurance contract.

With respect to excess of loss reinsurance, we indemnify the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With respect to quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the ceding client. In both types of contracts, we may provide a ceding commission to the client. Our reinsurance products may include features such as contractual provisions that require our client to share in a portion of losses resulting from its ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract, may require reinstatement premium to restore the coverage after there has been a loss occurrence or may provide for refunds if the losses we incur are less than those projected at the time the contract is executed.

During the years ended December 31, 2006, 2005 and 2004, we wrote $277.3 million, $431.9 million and $401.0 million, respectively, or 65.5%, 70.1% and 68.8%, respectively, of property and casualty reinsurance gross premiums written on an excess of loss basis and $146.3 million, $183.8 million and $182.2 million, respectively, or 34.5%, 29.9% and 31.2%, respectively, of property and casualty reinsurance gross premiums written on a quota share basis.

Property and Casualty Insurance

We offer excess liability, professional lines and property insurance products, primarily to Fortune 1000 companies. Our excess liability products are excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. Our professional lines products include directors and officers insurance, errors and omissions insurance and employment practices liability insurance. Our insurance products are underwritten in Bermuda and Ireland. We increased our volume of property insurance in 2006 as market pricing, terms and conditions were favorable following the severe hurricane loss events of 2004 and 2005. In October 2006, we began offering aviation insurance.

We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland. For 2006, excess liability, professional liability, property and aviation accounted for 41.0%, 38.1%, 15.4% and 5.5% of gross premiums written, respectively.

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

Pricing of our life and annuity reinsurance products is based on actuarial models that incorporate a number of factors, including assumptions based on industry tables regarding mortality, longevity, morbidity, expenses, demographics, persistency, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements.

Property and Casualty Excess and Surplus Insurance

In 2007, we expect to commence operations in the United States writing excess and surplus lines insurance. We plan for this U.S.-based excess and surplus lines platform to operate using brokerage and managing general agency distribution channels and to offer property, inland marine, casualty, excess liability and umbrella insurance products.

Underwriting and Risk Management

We attempt to manage our underwriting exposures in both the property and casualty and life and annuity markets by diversifying across many underlying insureds with small policy limits per insured. Our largest underlying exposure in terms of existing loss reserves is workers’ compensation (including reinsurance written as such and workers’ compensation exposure embedded in other types of contracts such as whole account), which has attractive features of payments over many years and low statutorily defined cash payout amounts. With respect to our life and annuity reinsurance products, we seek to reinsure blocks of business that have small underlying policy limits spread across a large population of insureds and to avoid high policy limit exposures.

The differential between premium volume and potential ultimate losses is smaller for our long-tail casualty business than for our short-tail property business, which represents approximately 25% of our premium volume in the current year. Furthermore, our casualty business is less susceptible to the aggregation of losses from one or two major events. Our property catastrophe reinsurance business and aviation insurance business is susceptible to large catastrophe events that may trigger losses to a number of our cedants. As a result, our short-tail property business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We have established a corporate policy of limiting the maximum impact of a series of property catastrophe events to 25% of surplus on an annual basis for a modeled 1 in 250 year event.

We seek to reduce the volatility arising out of the underlying risks assumed through our written business by setting and maintaining contractual features that may include overall aggregate limits on liabilities, sub-limits on liabilities and attachment points for liabilities. Additionally, we seek to manage our property catastrophe reinsurance aggregation risk by utilizing internally developed catastrophe models that are based upon the results of commercially available products such as Risk Management Solutions, Inc. (“RMS”) and AIR Worldwide Corporation (“AIR”).

We manage the duration and volatility of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification and we tailor our investment strategy accordingly. Because we now write predominantly traditional property and casualty insurance and reinsurance business, and as we have expanded our short-tail business, in 2006 we decided to decrease our target alternative investment allocation to represent less than 20% of total invested assets, which we expect to achieve by year-end 2007. In addition, because the cash flows associated with our short-tail business are less predictable than long-tail business, we maintain a significant cash and cash equivalent balance to meet potential obligations as they fall due.

We use a series of proprietary and non-proprietary actuarial and financial models in order to analyze the underlying risk characteristics of our liabilities and assets. We conduct both contract-by-contract modeling as well as portfolio aggregation modeling and then analyze these modeled results on an integrated basis in an effort to determine the aggregation of our underwriting risk and investment risk and the ultimate impact that adverse events might have on our surplus.

We utilize dynamic financial analysis to examine the possible effects of future variables, such as the effect of inflation on the cost of losses, using multiple scenarios to predict the range of outcomes and prices of our products. In addition, we attempt to manage capital adequacy by incorporating value at risk and risk based capital analyses into our modeling. Through the use of dynamic financial analysis, we seek to measure the risk inherent in each underwriting transaction as well as our overall asset and liability risk, and the potential for adverse scenarios producing projected losses and potential adverse cash flow. Additionally, by employing a risk based capital analysis rather than using premium income as a measure of risk, we are able to obtain an estimate of the amount of capital to be allocated to each transaction and our overall asset and liability portfolio. We believe that our actuarial analysis of loss payment patterns enables us to generate meaningful projections of the total and interim cash flows of our overall liability portfolios, and use these projections to determine the profile of liquidity and investment returns required of our investment portfolio. We believe that this integrated approach allows us to optimize the use of our capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance, insurance and investment opportunities.

Due Diligence

We perform due diligence as we believe appropriate on each material transaction that we consider underwriting, and perform regular monitoring and periodic due diligence on the transactions that we complete. Generally, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third parties perform on-site client due diligence on our behalf and assist us in modeling transactions and provide legal advice on contract documentation.

Retrocessional and Balance Sheet Protections

As part of our underwriting process, we reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to another counterparty reinsurer or retrocessionaire all or part of the risk that we have assumed. However, these arrangements do not legally discharge our liability with respect to the obligations that we have insured or reinsured. Like other insurance and reinsurance companies, we cede risks to reinsurers and retrocessionaires for the following reasons:

•	reduce net liability on individual risks;

•	protect against catastrophic losses;

•	stabilize financial ratios;

•	obtain additional underwriting capacity; and

•	enhance underwriting pricing margins.

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss contracts, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits. Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and on a whole portfolio basis as the need arises. Generally, we will utilize quota share reinsurance for our casualty business in order to allow us to provide increased capacity to our clients while still meeting our internally governed maximum net exposure thresholds. Our underwriting policy is to retain a maximum net exposure of not more than 5% of our shareholders’ equity for any individual contract we write. For our property business, we purchase excess of loss reinsurance in order to reduce the volatility of our underwriting results. Our underwriting policy is to limit the maximum impact of a property catastrophe event or series of property catastrophe events to 25% of surplus on an annual basis for a modeled 1 in 250 year event.

During the year ended December 31, 2006, the largest component of our ceded reinsurance has been for quota share treaty reinsurance, principally related to our insurance segment. The purchase of quota share treaty reinsurance allows us to provide additional underwriting capacity to our clients while reducing our net liability on each underlying risk. Furthermore, to reduce the volatility associated with our short-tail property business, we purchase excess of loss reinsurance in order to reduce the impact of major catastrophe events.

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

In connection with our retrocessional arrangements, we prefer to cede risk on a funds withheld basis, which allows us to cede risk while retaining collateral to secure our retrocessionaire’s obligation. Grand Central Re Limited, or Grand Central Re, a Bermuda domiciled reinsurance company in which Max Re has a 7.5% equity investment, is our largest retrocessionaire and accounted for 41.3% of our losses recoverable at December 31, 2006. In 2004, Grand Central Re stopped writing new business and requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 93.6% of its loss recoverable obligations.

Our reinsurance programs for our property and casualty insurance risks are generally written on a funds transferred basis and therefore we have greater credit risk exposure. Since we are liable with respect to the reinsurance that we cede even if a reinsurer is unable to meet its obligations assumed under a reinsurance agreement, we evaluate and monitor the financial strength of each of our reinsurers. The aggregate amount due from reinsurers of our property and casualty insurance risks represents 36.7% of losses recoverable at December 31, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 3% of total losses recoverable.

Loss and Benefit Reserves

In accordance with accounting principles generally accepted in the United States of America, or GAAP, we establish and carry as liabilities an actuarially determined amount of loss reserves. We use our own property and casualty and life and annuity actuaries as part of our loss reserving process. In addition, we engage outside independent actuaries to perform an annual review of our loss reserve estimates. These reserve amounts have been established to meet our estimated future obligations relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations.

Loss and benefit reserves do not represent an exact calculation of liability. The estimation of loss and benefit reserves is a complex process impacted by many external factors that affect the payment of losses and benefits. We apply the assumption that past experience (both industry and our own), adjusted for the effect of current developments and likely future trends, is an appropriate basis for estimating ultimate liabilities. The reserves presented represent our estimate of the expected cost of the ultimate settlement and administration of our claims and are based upon quantitative techniques overlaid with subjective considerations and managerial judgment.

In determining an initial reserve estimate, our actuaries utilize the underwriting information received when a transaction is negotiated. This data, when combined with our own experience on prior period or similar contracts helps us to select the appropriate actuarial methods and assumptions that we use to create an initial pricing and reserving model. Initial assumptions includes estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors, We regularly evaluate and update our initial loss development and trending factor selections using client specific and industry data. We also subscribe to industry publications to enable us to keep current with the latest industry trends. During the underwriting process, the client’s data is analyzed by our underwriting teams to ascertain its quality and credibility. This process may include an underwriting audit and claims audit of a client’s operations as well as inquiry of the insured or ceding company as to the trends and methodologies utilized in arriving at their estimates. In cases where we find the data initially provided by the client is not sufficient, we will utilize industry data that we have collected from either third party sources or from our own historical submission database to enhance the quality of the reserve model that is created.

On a quarterly basis, we perform a detailed review of our contracts and of the actuarial method utilized in arriving at reserve estimates and the related reinsurance recoverables. This review is performed on a contract by contract basis by our corporate actuarial group, which is staffed by a team of qualified actuaries. The quarterly review utilizes the initial submission information updated by current premium, loss and claims data reported to us. The newly reported loss information from our clients is the principal contributor to changes in our loss reserve estimates. As part of this process, our actuaries validate that the actuarial method applied continues to be appropriate to allow us to form a sound basis for projection of future liabilities. In addition, our reserve estimates are reviewed annually by outside actuaries in order to corroborate management’s estimates.

Marketing

We believe that diversity in our sources of business reduces the potential adverse effects arising from the termination of any one of our business relationships. Our marketing plan calls for the development of relationships with brokers and potential clients that we or brokers believe have a need for reinsurance or insurance, based on regulatory filings, industry knowledge and market trends. Our top three independent producing intermediaries and brokerage firms in 2006 were Marsh Inc, Aon Ltd. and Benfield. A significant volume of premium for the insurance and reinsurance industry is produced through a small number of large intermediaries and brokerage firms. We have relationships with multiple key personnel in these company’s and therefore expect to maintain strong working relationships in the future.

During the years ended December 31, 2006, 2005 and 2004, brokered transactions accounted for the majority of our gross premiums written. During the years ended December 31, 2006, 2005 and 2004, the top three independent producing intermediaries and brokerage firms accounted for 28%, 24% and 9%; 33%, 23% and 8%; and 27%, 25% and 10%, respectively, of gross premiums written.

In addition, we attempt to capitalize on existing relationships with reinsurance and insurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

We seek to earn a superior risk-adjusted total return on our assets by engaging in an investment strategy that combines fixed maturities and alternative investments that employ strategies intended to manage investment risk. We diversify our portfolio to limit volatility and attempt to maintain adequate liquidity in our fixed maturities and alternative investments to fund operations and protect against losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The finance and investment committee of our board of directors approves and monitors performance of the managers of our fixed maturities investments and alternative investments. The finance and investment committee also periodically reviews our investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2006, approximately 76.5% of our investment portfolio was invested in cash and fixed maturities and approximately 23.5% was invested in alternative investments. Prior to 2006, we sought to allocate between 60% and 80% of our investment portfolio in cash and fixed maturities and between 20% and 40% of our investment portfolio in alternative investments. As described in more detail in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, during 2007 we intend to seek to reduce our investment allocation to alternative investments to less than 20% of total invested assets. However, this allocation may vary from the targeted amounts because of cash flows, market value variations and liability exposures at specific points in time.

Aggregate Portfolio Results

The table below shows the annual total rate of return of our cash and fixed maturities investments, alternative investments and aggregate investment portfolio for the years ended December 31, 2006, 2005 and 2004 (1).

	Year Ended December 31,
	2006	2005	2004
Cash and Fixed Maturities Investments	3.78%	3.83%	4.22%
Alternative Investments—Max Re Diversified(2)	6.30%	5.88%	9.81%
Alternative Investments—Reinsurance Private Equity(2)	31.64%	(43.00)%	(11.06)%
Alternative Investments—Total	6.96%	3.34%	8.23%
Aggregate Portfolio(3)	4.73%	3.66%	5.63%

(1)	Annual total rate of return means the annual total rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.
(2)	Max Re Diversified holds all of our alternative investments other than reinsurance private equity investments, which are held by Max Re.
(3)	Consists of cash and fixed maturities and our alternative investments.

This annual total rate of return information for our investment portfolio should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2006, approximately 76.5% of our total investment portfolio was invested in cash and fixed maturities and was managed by General Re-New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management. Our fixed maturities investments comprise liquid, high quality securities. As of December 31, 2006, our fixed maturities investments had a dollar-weighted average rating of “AA1,” an average duration of approximately 4.3 years and an average book yield to maturity of 4.7%.

The investment strategy and guidelines for our fixed maturities investments emphasize diversification and preservation of principal. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio must have a minimum rating of BAA3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. In addition, a minimum weighted average credit quality rating of AA2/Aa, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments.

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

Alternative Investments

Overview. Based on fair values at December 31, 2006, approximately 23.5% (Max Re Diversified—23.4% and reinsurance private equity—0.1%, respectively) of our investment portfolio was invested in alternative investments. Max Re Diversified holds all of our alternative investments other than reinsurance private equity investments that are held by Max Re. Alstra Capital Management, LLC, an affiliate of one of our directors and which we refer to as Alstra, has served as fund advisor for Max Re Diversified since April 1, 2004. As of December 31, 2006, Max Re Diversified was invested in approximately 40 underlying alternative investment funds representing the following investment strategies: Commodities Trading, Distressed Securities Investing, Diversified Arbitrage, Emerging Markets, Event Driven Arbitrage, Fixed Income Arbitrage, Global Macro, Long/Short Credit, Long/Short Equities and Opportunistic Investing. These strategies were selected because of their low correlation with the stock market, the bond market and each other. Our alternative investment guidelines also provide that Max Re Diversified may be invested in Convertible Arbitrage and Merger Arbitrage.

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

Under the terms of our customer agreement and trading authorization contract with Alstra, Alstra may make discretionary investment determinations so long as those determinations comply with our alternative investment guidelines and are in underlying funds approved by the finance and investment committee of the board of directors. Currently, Max Re Diversified pays Alstra a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of the funds in which Max Re Diversified had invested.

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

Reinsurance Private Equity. In addition to Max Re Diversified’s investments in alternative investment funds, Max Re has a private equity investment in Grand Central Re, a reinsurance company. Max Re also had a private equity interest in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer, which interest Max Re sold on December 28, 2006.

Alternative Investment Portfolio. As of December 31, 2006 and 2005, our alternative investment portfolio was allocated as follows:

	As of December 31,
	2006		2005
	Fair Value	Percentage of Total Alternative Investment Portfolio	Fair Value	Percentage of Total Alternative Investment Portfolio
	(in thousands)		(in thousands)
Commodities trading	$27,858	2.6%	$78,782	6.4%
Convertible arbitrage	—	—	41,445	3.4
Distressed securities investing	210,633	19.8	194,499	15.8
Diversified arbitrage	169,226	15.9	179,952	14.6
Emerging markets	108,534	10.2	97,625	7.9
Event driven arbitrage	169,857	15.9	212,172	17.2
Fixed income arbitrage	25,748	2.4	22,937	1.9
Global macro	60,382	5.7	100,765	8.2
Long/short credit	81,023	7.6	118,059	9.6
Long/short equity	180,605	16.9	127,512	10.4
Opportunistic investing	29,515	2.8	23,744	1.9

Total Max Re Diversified	1,063,381	99.8	1,197,492	97.3

Reinsurance private equity(1)	2,493	0.2	33,397	2.7

Total alternative investment portfolio	$1,065,874	100.0%	$1,230,889	100.0%

(1)	On December 28, 2006, as part of our plan to reduce the alternative investment allocation, Max Re consummated the sale of one of its private equity investments, an approximate 5% interest in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer, for a price equal to book value.

Alternative Investment Portfolio Liquidity. We are able to liquidate our alternative investments held through Max Re Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which our alternative investments are invested require 30 days notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with our investment guidelines, a minimum of 80% of our alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2006, the liquidity profile of our alternative investments held through Max Re Diversified was as follows:

Monthly	7%
Quarterly	78%
Other	15%

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

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as Allied World Assurance Holdings, Ltd., AXIS Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. compete in many of our property and casualty markets. In the aftermath of the significant losses experienced by the insurance and reinsurance industry as a result of several hurricanes in the United States in 2005, a number of highly capitalized start-up companies entered the market. These competitors, which include Ariel Reinsurance Co. Ltd., Flagstone Reinsurance Limited and Validus Reinsurance Ltd., have been concentrating on the property market, an area in which we expanded during 2006. Current legislation in Florida is expected to expand the capacity provided by the Florida Hurricane Catastrophe Fund, a state-run entity that provides excess of loss reinsurance to Florida insurance companies. This will further increase the competition in the Florida property market.

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

Administration

We provide most of our own management and administrative services and establish and administer our loss reserves and policy benefits. Our underwriters, financial staff, chief operating officer and actuaries assist our claims personnel in performing traditional claims tasks such as monitoring claims and reserving. In addition, when we write highly specialized business we from time to time hire third-party claims specialists to assist in evaluating loss exposure and establishing reserving practices and claims-paying procedures. Generally, we self-manage and administer the claims activity associated with our insurance and reinsurance operations and utilize both internal resources and external experts in the reserving and settlement of claims.

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

In addition, pursuant to the Bermuda Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our common shares must notify the Bermuda Monetary Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The Bermuda Monetary Authority has the power to object to a person holding 10% or more of our common shares if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Bermuda Monetary Authority may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable. A person that does not comply with such a direction from the Bermuda Monetary Authority will be guilty of an offense.

Ireland and Switzerland

Our Irish operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the Irish Financial Services Regulatory Authority, or IFSRA.

Max Insurance Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions and guidelines issued by IFSRA.

Max Insurance Europe is required to maintain statutory reserves in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules . Statutory reserves must be actuarially certified annually.

Max Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006 and rules made thereunder and insofar as relevant to reinsurance the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions, papers and guidelines issued by IFSRA.

Max Re Europe is required to maintain statutory reserves in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006. Assets constituting statutory reserves must comply with certain principles including obligations to diversify the assets, to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

Max Insurance Europe is and Max Re Europe, upon full implementation of the EU Reinsurance Directive (expected by December 31, 2007), will be entitled to do business on a “Freedom of Services” basis throughout the European Economic Area, or EEA. Because Switzerland is not a member country of the EEA, Max Insurance Europe has established an authorized branch in Switzerland. The Swiss branch is subject to regulation by the Swiss Federal Office of Private Insurance, or FOPI, pursuant to the new Swiss Insurance Supervision Law, which took effect on January 1, 2006, as well as the Supervision Ordinance promulgated thereunder, and guidelines and directives issued by the FOPI. The Swiss branch is required to maintain statutory reserves in Switzerland in regard to business written in Switzerland, and maintain a solvency margin pursuant to the FOPI directives. Assets constituting statutory reserves in Switzerland must comply with FOPI guidelines as to admissibility, diversification, localization and currency matching rules. The statutory reserves must be actuarially certified annually.

United States

The operating company that Max USA intends to acquire upon the closing of the stock purchase agreement is domiciled and licensed in Delaware as a property and casualty insurer. The insurance company does not hold insurance certificates of authority in any other jurisdiction. Nevertheless, the company is listed or authorized as an eligible surplus lines insurer in approximately 40 other U.S. states. Although the insurance company is subject to regulation as an eligible surplus lines insurer by state insurance departments and under applicable state insurance laws in each jurisdiction in which it is listed or authorized, the principal insurance regulatory authority is the Delaware Department of Insurance

Following the anticipated acquisition of the Delaware domiciled property and casualty insurer, we will also be subject to regulation under the Delaware Insurance Holding Company Act, or the Delaware Insurance Act. The Delaware Insurance Act requires periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. Furthermore, following the anticipated acquisition, no person, corporation or other entity will be permitted acquire control of Max Re Capital, Max USA or the Delaware domiciled property and casualty insurer unless such person, corporation or entity has obtained the prior approval of the Delaware insurance commissioner. For purposes of the Delaware Insurance Act, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company.

We may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states.

Other Jurisdictions

We do not intend to conduct any activities that may constitute the transaction of the business of insurance in any jurisdiction in which we are not licensed or otherwise authorized to engage in such activities.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Max Re is not licensed, accredited or approved in any jurisdiction other than Bermuda, in certain instances our reinsurance customers require us to provide a letter of credit or enter into other security arrangements.

Employees

As of December 31, 2006, we had 132 employees.

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

ITEM 1A.    RISK FACTORS

Any of the following risk factors could cause our actual results to differ materially from historical results or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could have the effects set forth above.

Risks Related to Our Business

Our losses and benefits may exceed our loss and benefit reserves, which could significantly increase our liabilities and reduce our profits.

Our success depends on our ability to assess accurately the risks associated with the business that we insure and reinsure. If we fail to assess these risks accurately, or if events or circumstances cause our estimates to be incorrect, we may not establish appropriate premium rates and our reserves may be inadequate to cover our losses. If our actual claims experience is less favorable than our underlying assumptions, we will be required to increase our liabilities, which will reduce our profits.

As of December 31, 2006, we had loss and benefit reserves of $3,230.7 million. During the year ended December 31, 2006, we incurred loss and benefit expenses of $498.0 million. We periodically review and, where appropriate, adjust our loss and benefit reserves in the period in which this review occurs.

Reserves are actuarial and statistical projections at a given point in time of what we ultimately expect to pay on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity, mortality, morbidity and other variable factors such as inflation. Reinsurance has inherently greater uncertainties of loss and benefit reserves as compared to insurance, primarily due to:

•	the necessary reliance on the ceding company or insurer for information regarding losses and benefits; and

•	the lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and the ultimate resolution or settlement of the loss or benefit.

Our estimation of reserves is inherently less reliable than the reserve estimations of a reinsurance and insurance company with a greater volume of business and a more established loss history. Our actual losses and benefits may deviate, perhaps substantially, from the reserve estimates contained in our financial statements. In addition, although we conduct due diligence on the transactions that we underwrite, in connection with our reinsurance business we are also dependent on the original underwriting decisions made by ceding companies. Specifically, we are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured by us and that the premiums ceded may not adequately compensate us for the risks that we assume.

As industry practices and legal, judicial and social conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we issue insurance or reinsurance contracts affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of these contracts.

If we determine that our reserves are inadequate, we will increase our reserves with a corresponding reduction in net income for the period in which the deficiency is identified.

Competitors with greater resources may make it difficult for us to market our products effectively and offer our products at a profit.

The reinsurance and insurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with reinsurance and insurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and administrative activities; and

•	experience in the particular line of reinsurance or insurance to be written.

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as Allied World Assurance Holdings, Ltd., AXIS Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. compete in many of our property and casualty markets. In the aftermath of the significant losses experienced by the insurance and reinsurance industry as a result of several hurricanes in the United States in 2005, a number of highly capitalized start-up companies entered the market. These competitors, which include Ariel Reinsurance Ltd., Flagstone Reinsurance Limited and

Validus Reinsurance Ltd., have been concentrating on the property market, an area in which we expanded during 2006. Current legislation in Florida is expected to expand the capacity provided by the Florida Hurricane Catastrophe Fund, a state-run entity that provides excess of loss reinsurance to Florida insurance companies. This will further increase the competition in the Florida property market.

Our ability to write reinsurance and insurance in the property and casualty market may be affected by cyclical trends and in the life and annuity market by global economic conditions and fluctuations in interest rates.

The property and casualty reinsurance and insurance industry has historically been affected by cyclical trends. Demand for property and casualty reinsurance and insurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect reinsurance and insurance premium rates and liability retention decisions of companies and primary insurers. The supply of property and casualty reinsurance and insurance is directly related to prevailing prices and levels of surplus available to support assumed business that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance and insurance industry, the frequency and severity of losses and prevailing general economic and market conditions. The cyclical trends in the property and casualty reinsurance and insurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including what our management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters such as catastrophic hurricanes, windstorms, tornadoes, earthquakes, floods and fires, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. We cannot predict whether market conditions will remain constant, improve or deteriorate. Adverse market conditions may lead to a significant reduction in property and casualty premium rates, less favorable policy terms and/or less premium volume.

The nature of the life and annuity transactions we consider results in a limited number of transactions actually bound with potentially large variations in annual premium volume. We cannot predict how market conditions will develop or the magnitude of their effect on our life and annuity reinsurance business in the future.

The property, property catastrophe and aviation reinsurance that we offer may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

The property, property catastrophe and aviation reinsurance that we offer may cause us to be vulnerable to losses from catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted.

A downgrade or withdrawal of any of our ratings would significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance and insurance intermediaries use financial ratings as an important means of assessing the financial strength and quality of insurers and reinsurers. An unfavorable rating or the lack of a rating of its reinsurer or insurer may adversely affect the rating of a company purchasing reinsurance or insurance.

A.M. Best and Fitch have currently assigned Max Re insurer financial strength ratings of “A- (Excellent)” and “A (Strong),” respectively. “A- (Excellent)” is the fourth highest of 15 ratings used by A.M. Best and “A (Strong)” is the sixth highest of 21 ratings used by Fitch. The ratings assigned by rating agencies to reinsurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new reinsurance and insurance contracts and certain existing contracts may be terminated, which would significantly and negatively affect our ability to implement our business strategy successfully.

A limited number of reinsurance and insurance brokers and broker transactions account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business could have a material adverse effect on our business and results of operations.

A substantial portion of our reinsurance and insurance business is primarily placed through brokered transactions, which involve a limited number of reinsurance and insurance brokers. During the years ended December 31, 2006, 2005 and 2004, the top three independent producing intermediaries and brokerage firms accounted for 28%, 24% and 9%; 33%, 23% and 8%; and 27%, 25% and 10%, respectively, of gross premiums written. Loss of all or a substantial portion of the brokered business provided through one or more of these brokers could have a material adverse effect on our business and results of operations.

The involvement of reinsurance brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the ceding insurers that have reinsured a portion of their liabilities with us. Although the law is unsettled and depends upon the facts and circumstances of any particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, consistent with the industry, we assume a degree of credit risk associated with brokers with whom we do business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

The SEC’s investigation into non-traditional, or loss mitigation, (re)insurance products, our business practice review and our determination to restate of our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2006 and June 30, 2006, may result in penalties and relief or require remediation and could have an adverse effect on us, perhaps materially so.

We received a subpoena from the SEC in October, 2006, relating to the SEC’s industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products, our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2006 and June 30, 2006. In addition, we understand that counterparties have been asked to provide and have provided documents and information with respect to two finite property and casualty retrocessional contracts to which we are a party. These two contracts, which were each executed in 2001, the year in which we became a public company, are within the framework of the on-going industry wide investigation and had been subject to a review by our ARMC, which review led to our determination to restate our financial statements.

The SEC has requested documents and information from us in the course of their investigation and we have provided our full cooperation. However, the SEC’s investigation is on-going and, although we intend to continue to cooperate, we cannot assure you than any or all of our current or former employees who have been contacted by the SEC will provide their cooperation. Additionally, we cannot predict the ultimate impact, if any, that the SEC’s investigation may have on our business or operations.

It is possible that the SEC’s investigation may result in penalties and relief, including without limitation injunctive relief, and/or criminal or civil penalties, or require mediation. The nature of the penalties, relief or remediation that the SEC may seek against us or any of our current or former employees cannot be predicted at this time. If an enforcement action is brought by the SEC against us or any of our current employees, it could have an adverse effect on us, perhaps materially so.

Current investigations and proceedings by government agencies relating to insurance practices could adversely affect the industry in which we operate.

In October 2004, the New York State Attorney General filed suit against an insurance broker alleging illegal conduct including the manipulation of the insurance market. In addition, other regulatory authorities have also launched investigations. During the year ended December 31, 2005, we settled all outstanding balances with insurance brokers in relation to Placements Service Agreements, or PSAs, which we had terminated with effect from September 30, 2004. In April 2006, we were named a party to litigation in connection with broker conduct, as more fully described in Item 3 – Legal Proceedings. While we do not believe that issues facing major producing brokers or the termination of our PSAs will have a material adverse effect on our business or financial condition, we cannot assure you that this will be the case.

Operational risks, including human or systems failures are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm our reputation or increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

We may require additional capital in the future, which may not be available to us on satisfactory terms, if at all.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth. Although we currently believe that we have access to the equity and debt markets, any future equity or debt financing may not be available on terms that are favorable to us, if at all. Any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition and results of operations.

In the event that we are unable to purchase reinsurance or retrocessional reinsurance on acceptable terms, or if we purchase reinsurance or retrocessional reinsurance but are unable to collect, we may have difficulty mitigating the effect of large or multiple losses which, in turn, could have a significant and negative effect on our business.

We purchase reinsurance and retrocessional reinsurance for our own account in order to mitigate the effect of large and multiple losses. A reinsurer’s insolvency or inability or refusal to make payments under the terms of its reinsurance or retrocessional agreement with us could have an adverse effect on our company because we remain liable to our client irrespective of our reinsurance or retrocessional reinsurance.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, as a result of these unfavorable market conditions, we may be unable to obtain desired amounts of reinsurance or retrocessional reinsurance. In addition, even if we are able to obtain such reinsurance or retrocessional reinsurance, we may not be able to negotiate appropriate or acceptable terms or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness. If we fail to obtain reinsurance or retrocessional reinsurance at all or on acceptable terms, our capacity to underwrite new business may be limited. In addition, if we purchase reinsurance or retrocessional reinsurance but are unable to collect, we may have difficulty mitigating the effect of large or multiple losses which, in turn, could have a significant and negative effect on our business.

If we lose or are unable to retain our senior management and other key personnel, or if we are unable to renew the Bermudian work permits of any members of our senior management or other key personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.

Our future success depends to a significant extent on the efforts of our senior management and other key personnel to implement our business strategy. We do not currently maintain key man life insurance with respect to any of our senior management.

In addition, under Bermuda law, non-Bermudians, other than spouses of Bermudians, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed only upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standards reasonably required by the employer. The Bermuda government limits the term of work permits to six years, subject to certain exemptions for key employees.

We believe there are only a limited number of available, qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel, including as a result of our inability to renew the Bermudian work permit of such individual, or our inability to hire and retain other senior management and other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

Currency fluctuations could result in exchange losses and our failure to manage our multiple currency liabilities effectively could significantly and negatively impact our business.

We operate our business in multiple currencies. As of December 31, 2006, approximately 81% of our reinsurance and insurance reserves were denominated in U.S. dollars. Our remaining reinsurance and insurance reserves are denominated in currencies other than U.S. dollars. We purchase fixed maturities denominated in the currencies of the relevant reinsurance and insurance liabilities to manage our multiple currency exposures. We continually monitor those assets and liabilities to reduce our exposure to currency risk. Mismatches in multiple currency assets and liabilities may give rise to currency losses and our business could be significantly and negatively affected.

Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

Substantially all of our operations are conducted by our companies licensed and operated in Bermuda and Ireland, although following the closing of the stock purchase agreement by Max USA, we expect to also have operations in the United States. Many jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers, like Max Re and Max Europe, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance customers typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2006, we had three available letter of credit facilities totaling $720.0 million. However, we may need additional letter of credit capacity as we grow. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

Our results of operations may fluctuate significantly from period to period and may not be indicative of our long-term prospects.

Our results of operations may fluctuate significantly from period to period. These fluctuations result from a variety of factors, including the seasonality of the reinsurance and insurance business, the volume and mix of reinsurance and insurance products that we write, loss experience on our reinsurance and insurance liabilities, the performance of our investment portfolio and our ability to assess and integrate our risk management strategy effectively. In particular, we seek to underwrite products and make investments to achieve long-term results. As a result, our short-term results of operations may not be indicative of our long-term prospects.

Our financial condition and results of operations could be negatively affected to the extent that we sustain losses from our reinsurance and insurance of terrorist attacks and similar risks.

Worldwide terrorist attacks, threats of future terrorist attacks and the military initiatives and political unrest in the Middle East have all adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverage that we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. Our financial condition and results of operations could be negatively affected to the extent that we sustain reinsurance and insurance losses from terrorist attacks and similar risks.

Max Re Capital has no significant operations other than its ownership of share capital of its subsidiaries and may be restricted from declaring or paying dividends.

Max Re Capital has no significant operations or assets other than its ownership of the voting common shares of Max Re and its other subsidiaries. Dividends and other permitted payments from its subsidiaries have been and are expected to continue to be its sole source of funds to pay expenses and dividends, if any.

Max Re Captial, Max Re, Max Re Managers and Max Re Diversified. The payment of dividends and making of distributions by Max Re Capital, Max Re, Max Re Managers and Max Re Diversified are limited under Bermuda law and regulations. Under the Insurance Act 1978 of Bermuda and related regulations, or the Bermuda Insurance Act, Max Re must maintain specified minimum solvency levels and is prohibited from declaring or paying dividends that would result in noncompliance. Further, as a long-term insurer, Max Re must maintain long-term business assets of a value at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. Additionally, under the Companies Act 1981 of Bermuda, or the Bermuda Companies Act, each of Max Re Capital, Max Re, Max Re Managers and Max Re Diversified may only declare or pay a dividend if, among other things, it has reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due.

Max Re Europe, Max Insurance Europe and Max Europe Holdings. Under Irish company law, each of Max Re Europe, Max Insurance Europe and Max Europe Holdings is only permitted to make distributions out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, in general, under the Irish Insurance Acts 1909 to 2000, applicable insurance regulations and regulatory practice, Max Insurance Europe may not enter into a transaction with a related company, including, but not limited to, paying a dividend, making a distribution, providing any form of guarantee or entering into a loan agreement, without pre-approving any such arrangement with the Irish Financial Services Regulatory Authority.

While Max Re Europe is not currently subject to formal regulation in the same manner as Max Insurance Europe is, full reinsurance regulation, broadly in line with current European Union life and non-life insurance regulation, is expected to be introduced throughout the European Union (including Ireland) in early 2006. In general terms, this will mean that Max Re Europe will be subject to formal regulation, in a manner similar to Max Insurance Europe and will be subject to equivalent restrictions in relation to the payment of dividends and transactions with related companies, as described above.

Max USA. The payment of dividends and distributions by Max USA and the entity it expects to acquire pursuant to the stock purchase agreement will be limited under Delaware law and regulation. Max USA may not declare and pay dividends on its capital if the amount paid exceeds an amount equal to the surplus which represents the excess of Max USA’s net assets over paid-in-capital or, if there is no surplus, Max USA’s net profits for the current and/or immediately preceding fiscal year. In addition, under applicable Delaware case law, dividends may not be paid on Max USA’s capital stock if it becomes insolvent or the payment of the dividend will render it insolvent. To the extent Max USA were to pay dividends and is deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends.

We may not consummate the acquisition contemplated by Max USA.

In December 2006, Max Re Capital formed Max USA as a holding company for its planned U.S. operations. On December 13, 2006, Max USA acquired the right, title and interest in a stock purchase agreement to acquire all of the outstanding shares of capital stock of a run-off stage property and casualty insurance company that is domiciled in Delaware and an eligible surplus lines carrier in approximately 40. U.S. states. We expect to consummate the acquisition during the first or second quarter of 2007. However, as the acquisition is subject to certain terms and conditions, some of which are beyond our control, we cannot assure you that we will consummate the acquisition or that we will consummate the acquisition in the first or second quarters of 2007.

Risks Related to Our Investment Strategy

If our calculations with respect to our liabilities are incorrect, or if we do not appropriately structure our investments in relation to our anticipated liabilities, we could be forced to liquidate investments at a significant loss.

Our ability to measure and manage risk and to implement our investment strategy is crucial to our success. We cannot assure investors that we will successfully structure our investments in relation to our anticipated liabilities under our reinsurance and insurance policies. If our calculations with respect to these liabilities are incorrect, or if we do not properly structure our investments to satisfy such liabilities, we could be forced to liquidate investments at a significant loss.

The failure of our investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct business.

We have entered into an investment management agreement with each of General Re New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management to manage our fixed maturities portfolio. We have also entered into a customer agreement and trading authorization contract with Alstra Capital Management, LLC, an affiliate of one of our directors and which we refer to as Alstra, to act as a fund of funds advisor for our alternative investment portfolio invested through Max Re Diversified. Additionally, each underlying alternative investment fund manager has discretionary authority over the portion of our underlying alternative investment portfolio that it manages. As a result, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers, and the investment managers of each underlying alternative investment fund, to select and manage appropriate investments. We cannot assure you that any or all of these investment managers will be successful in meeting our investment objectives, or that these investment managers will not terminate their respective agreements with our company. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct our business.

Our investment portfolios are managed by outside managers, therefore we cannot control individual trading activity.

Our investment managers are contractually obligated to follow our investment guidelines. However, we cannot assure you as to how our assets will be allocated among different securities or as to our level of risk exposure. Further, while the securities in our fixed maturities portfolio are all investment grade, these securities are still subject to credit risk, interest rate risk and currency risk.

Alstra’s ability to identify alternative investment fund managers and obtain access for our company to the funds managed by these fund managers may have a significant effect on the performance of our alternative investment portfolio.

Alstra recommends appropriate alternative investment strategies and alternative investment fund managers and is contractually obligated to follow our investment guidelines. We cannot assure you, however, as to how assets will be allocated among funds with different investment strategies. In connection with our alternative investment portfolio invested through Max Re Diversified, we depend on Alstra to identify investment managers who Alstra believes are best able to achieve superior risk-adjusted returns in their chosen strategy. Further, because these investment managers are not obligated to accept investments and may restrict access to their investment funds, we rely on Alstra to obtain access for us to these funds. Alstra’s ability to identify these fund managers and to obtain access for us to the funds managed by these fund managers may have a significant effect on the performance of our alternative investment portfolio.

Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.

Although we intend that 20% or less of our investment portfolio will be invested in alternative assets by the end of 2007, our investment guidelines permit us to invest up to 50% of our investment portfolio in an alternative investment portfolio, which we principally invest through Max Re Diversified. Max Re Diversified invests in various investment funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. We invest the remainder of our alternative investment portfolio through Max Re, which makes strategic investments in reinsurance companies. Although we believe that our investment portfolio assists us in maintaining low overall volatility, the risks associated with our alternative investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the alternative investment funds in which we invest impose limitations on the timing of withdrawals, we may be unable to withdraw our investment from a particular alternative investment fund on a timely basis. Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our ability to conduct business.

The success of our investment strategy is also affected by general economic conditions, including volatility in interest rates and the price of securities. Unexpected volatility or illiquidity in the financial markets could significantly and negatively affect our ability to conduct business.

Changes in market interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Increasing market interest rates reduce the value of our fixed maturities, and we may realize a loss if we sell fixed maturities whose value has fallen below their acquisition cost. Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new investments that may yield less than our investment portfolio’s average rate of return. Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Members of our board of directors may have conflicts of interests.

Mr. Zack Bacon III, a member of our board of directors and its Finance Committee, is also a principal of Alstra. Given Alstra’s role as the fund advisor of Max Re Diversified, Mr. Bacon may have interests that are different from, or in addition to, the interests of our shareholders generally.

Risks Related to Regulation of Our Company

The regulatory systems under which we operate, and potential changes thereto, could have a material adverse effect on our business.

General. Our subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage or intend to engage in business, or we may only be able to do so at a significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to reinsurance and insurance companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in fines or other sanctions to us. In addition, changes in laws or regulations to which our subsidiaries are subject could have a material adverse effect on our business.

Max Re. Generally, Bermuda insurance statutes and regulations applicable to Max Re are less restrictive than those that would be applicable to Max Re if it was subject to the insurance laws of any state in the United States. In the past, there have been Congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future Max Re became subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that we would be able to comply with these laws or that complying with these laws would not significantly and negatively affect our business or results of operations.

Max USA. In recent years, the U.S. insurance regulatory framework has come under increase federal scrutiny and some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as the state insurance regulators regularly reexamine existing laws and regulations.

Other. We do not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than where our activities would require us to be so authorized or admitted. However, we cannot assure you that insurance regulators in jurisdiction in which we are not licensed will not review our activities or, that if there were such a review, that they would not be successful in claiming that we are subject to the licensing requirements of the particular jurisdiction. If we were to become subject to the laws and regulations of any other jurisdiction in the future, we may consider various alternatives to our operations, including:

•	modifying or restricting the manner in which we conduct our business in order to avoid being subject to, and the necessity of complying with, the laws and regulations; or

•	obtaining licenses to enable us to transact reinsurance or insurance in the particular jurisdiction.

However, modifying or restricting the manner in which we conduct our business in other jurisdictions could significantly and negatively affect our business, including subjecting our company to risk-based capital and other regulations that could substantially affect the composition of, and returns on, our investment portfolio. In addition, our failure to comply with insurance statutes and regulations could significantly and negatively affect our company by limiting our ability to conduct business as well as subjecting us to penalties and fines. If we choose to attempt to underwrite business in a jurisdiction where we are not currently licensed or authorized, we may not be able to obtain a license or authorization as the process of obtaining licenses is often costly and time consuming. Accordingly, we may not be able to execute a business plan that incorporates the underwriting of business in a jurisdiction in which we are not currently licensed or authorized. In addition, changes in laws or regulations could have a material adverse effect on our business.

Risks Related to Our Common Shares

Our common shares are subject to limitations on ownership and voting rights.

Under our bye-laws, our directors or their designees are authorized to decline to register any transfer of our common shares if they have any reason to believe that such transfer would result in a shareholder owning, directly or indirectly, 9.5% or more of our common shares. Similar restrictions apply to issuances and repurchases of our common shares by us. Our directors or their designees also may, in their absolute discretion, decline to register the transfer of any common shares if they have reason to believe that such transfer may expose us, our subsidiaries, any shareholder or any person ceding insurance to us to adverse tax or regulatory treatment in any jurisdiction. Our board of directors expects to apply these restrictions fully except with respect to the purchase and sale of our common shares on the Nasdaq Global Select Market. Although our board of directors will not decline to register any transfer of our common shares on the Nasdaq Global Select Market, it will require the transferee to surrender the common shares to an agent designated by the board if the transfer results in the transferee owning, directly or indirectly, 9.5% or more of any class of our capital stock or causes our board to have reason to believe that the transfer may expose us, any subsidiary or shareholder or any person insured or reinsured or proposing to be insured or reinsured to adverse tax or regulatory treatment in any jurisdiction. A transferor of our common shares will be deemed to own those shares for dividend, voting and reporting purposes until a transfer of such common shares has been registered on our Register of Members. We are authorized to request information from any holder or prospective acquiror of our common shares as necessary to effect registration of any such transaction and may decline to register any such transaction if complete and accurate information is not received as requested.

In addition, our bye-laws generally provide that any shareholder owning, directly or by attribution, 9.5% or more of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than approximately 9.5% or more of the total voting rights. Because of the attribution provisions of the Internal Revenue Code and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not that shareholder directly holds of record 9.5% or more of our common shares. Further, our directors or their designees have the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors or their designees discretion to disregard all votes attached to such shareholder’s common shares.

Assuming that Max USA consummates the transaction contemplated, the insurance laws of Delaware will prevents any person from acquiring control of us, Max USA or the entity to be acquired, unless the person has filed a notification with the specified information with the Delaware Insurance Commissioner and has obtained his approval. Under the Delaware statute, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Max Re Capital without the prior approval of the Delaware Insurance Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Delaware Insurance Commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove a change of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Max Re Capital may require prior notification in those that have adopted pre-acquisition notification laws.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Bermuda Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Bermuda Companies Act, including modifications adopted pursuant to our bye-laws, applicable to us which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors. Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law such transaction would not be voidable if:

•

the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;

•

such material facts are disclosed or are known to the stockholders entitled to vote on such transaction and the transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction is fair as to the corporation as of the time it is authorized, approved or ratified.

Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.

Mergers and Similar Arrangements. The amalgamation of a Bermuda company with another company or corporation (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. We may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate with another Bermuda company or with a body incorporated outside Bermuda. In the case of an amalgamation, a shareholder may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a stockholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such stockholder may receive cash in the amount of the fair value of the shares held by such stockholder (as determined by a court) in lieu of the consideration such stockholder would otherwise receive in the transaction.

Shareholders’ Suit. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

Indemnification of Directors. We may indemnify our directors or officers in their capacity as directors or officers of any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

There are anti-takeover provisions contained in our bye-laws that could impede an attempt to replace or remove our management or delay or prevent the sale of our company, which could diminish the value of our common shares.

Our bye-laws contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable. For example, they may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future. For example, the board of directors’ authority as expressed in the bye-laws permits the board to issue up to 20,000,000 preferred shares and to fix the price, rights, preferences, privileges and restrictions of the preferred shares without any further vote or action by our shareholders. The issuance of preferred shares may delay or prevent a change in control transaction by making it more difficult for a bidder to acquire enough votes to influence or control our board of directors and the management of our company.

Our bye-laws contain other provisions that could have a similar effect, including:

•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders have limited ability to remove directors;

•	shareholders must give advance notice to nominate directors at shareholder meetings;

•

the total voting power of any shareholder owning 9.5% or more of our common shares is automatically reduced to less than 9.5% of the total voting power of our capital stock, unless the reduction is otherwise waived by the unanimous consent of our board of directors; and

•

our directors may, in their absolute discretion, decline to register the transfer of any common shares if they believe that the transfer may expose us, any subsidiary, shareholder or client to adverse tax or regulatory treatment or if they believe that registration of the transfer under any federal or state securities law or under the laws of any other jurisdiction is required and the registration has not yet been effected.

A shareholder may be required to sell its shares of Max Re Capital.

Our bye-laws provide that we have the option, but not the obligation, to require a shareholder to sell its common shares for their fair market value to us, to other shareholders or to third parties if our board of directors determines that ownership of our common shares by such shareholder may result in adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders and that such sale is necessary to avoid or cure such adverse consequences.

You may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, we have been advised that there is doubt as to whether:

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws;

•

a holder of our common shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers who reside outside the United States, based solely upon U.S. federal securities laws.

We have also been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Further, certain remedies available under U.S. federal and state laws, including U.S. federal securities laws, may not be available under Bermuda law. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Risks Related to Taxation

Max Re Capital and its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

If Max Re Capital or any of our non-U.S. subsidiaries were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Max Re Capital nor any of our non-U.S. subsidiaries will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Max Re Capital or any of our non-U.S. subsidiaries are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Max Re Capital or any of our non-U.S. subsidiaries is engaged in a trade or business in the United States. Any such income or branch profits tax could materially adversely affect our results of operations.

Even if Max Re Capital and our non-U.S. subsidiaries are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits, and income (such as dividends and certain interest on investments) derived from sources within the United States. In addition, we will be subject to a U.S. excise tax that is imposed on reinsurance and insurance premiums received with respect to risks or insureds located in the United States.

Changes in U.S. federal income tax law could materially adversely affect an investment in our common shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United State but have certain U.S. connections. While we believe there are no currently pending legislative proposal which, if enacted, would have a material adverse impact on us or our shareholders, it is possible that legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

Shareholders who are U.S. persons may recognize income for U.S. federal income tax purposes on our undistributed earnings.

Shareholders who are U.S. persons may recognize income for U.S. federal income tax purposes on our undistributed earnings if we are treated as a passive foreign investment company or a controlled foreign corporation or if we have generated more than a permissible amount of related person insurance income. In addition, gain on the disposition of our common shares may be treated as dividend income.

Passive Foreign Investment Company. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a passive foreign investment company in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Currently, we do not believe that we maintain financial reserves in excess of the reasonable needs of our insurance business. If, because of a change in the business plan or for any other reason, we maintain excess financial reserves, we may be characterized as a passive foreign investment company. Although Max Re Capital’s insurance and reinsurance subsidiaries (the “Insurance Subsidiaries”) expect to engage predominantly in insurance activities that involve significant risk transfer and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, we could nonetheless be deemed to be a passive foreign investment company. We may be characterized as a passive foreign investment company if any Insurance Subsidiary engages in certain non-traditional insurance activities that do not involve sufficient transfer of risk or if any company maintains financial reserves in excess of the reasonable needs of its respective insurance business. In addition, there may be other circumstances that may cause us not to satisfy the exception for insurance companies. For example, the IRS may disagree with our interpretation of the current scope of the active insurance company exception and successfully challenge our position that we qualify for the exception. In addition, the IRS may issue regulatory or other guidance that applies on either a prospective or retroactive basis under which we may fail to qualify for the active insurance company exception. While we do not believe that we are or will be a passive foreign investment company, we cannot assure shareholders that the IRS or a court will concur that we are not a passive foreign investment company with respect to any given year. If we were treated as a passive foreign investment company, the availability of the mark to market election is uncertain for shareholders who are U.S. persons. This election may under certain circumstances mitigate the negative tax consequences of an investment in a passive foreign investment company.

Controlled Foreign Corporation. Each U.S. person who, directly, indirectly, or through attribution rules, owns 10% or more of our common shares should consider the possible application of the controlled foreign corporation rules.

Each U.S. 10% shareholder of a controlled foreign corporation on the last day of the controlled foreign corporation’s taxable year generally must include in its gross income for U.S. federal income tax purposes its pro-rata share of the controlled foreign corporation’s subpart F income, even if the subpart F income has not been distributed. In general, a non-U.S. insurance company is treated as a controlled foreign corporation only if such U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s capital stock for an uninterrupted period of 30 days or more during any year. We believe that, because of the anticipated dispersion of share ownership among holders and because of the restrictions in our bye-laws on transfer, issuance or repurchase of our common shares, shareholders will not be subject to treatment as U.S. 10% shareholders of a controlled foreign corporation. In addition, because under our bye-laws no single shareholder is permitted to exercise 9.5% or more of the total combined voting power, unless such provision is waived by the unanimous consent of the Board of Directors, we believe that our shareholders should not be viewed as U.S. 10% shareholders of a controlled foreign corporation for purposes of the controlled foreign corporation rules. We cannot assure shareholders, however, that these rules will not apply to our shareholders.

Related Person Insurance Income. If any Insurance Subsidiary’s related person insurance income determined on a gross basis were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds and persons related to such insureds were directly or indirectly to own more than 20% of the voting power or value of such Insurance Subsidiary’s capital stock, then a U.S. person who owns our common shares directly or indirectly on the last day of the taxable year most likely would be required to include in income for U.S. federal income tax purposes the U.S. person’s pro-rata share of such Insurance Subsidiary’s related person insurance income for the taxable year, determined as if such related person insurance income were distributed proportionately to such U.S. person at that date. Related person insurance income is generally underwriting profits and related investment income attributable to insurance or reinsurance policies where the direct or indirect insureds are direct or indirect U.S. shareholders or are related to such direct or indirect U.S. shareholders. We do not expect any Insurance Subsidiary will knowingly enter into reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of our common shares. Currently, we do not believe that the 20% gross insurance income threshold has been met. However, we cannot assure shareholders that this is or will continue to be the case. Consequently, we cannot assure shareholders that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

If a U.S. shareholder is treated as disposing of shares in a non-U.S. insurance corporation that has related person insurance income and in which U.S. persons own 25% or more of the voting power or value of the company’s capital stock, any gain from the disposition will generally be treated as dividend income to the extent of the U.S. shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. shareholder owned the shares. In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect U.S. shareholder. These rules should not apply to dispositions of our common shares because Max Re Capital is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure shareholders, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our common shares.

U.S. tax-exempt organizations who own our common shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to the organization. In general, subpart F insurance income will be allocated to a U.S. tax-exempt organization if either we are a controlled foreign corporation and the tax-exempt shareholder is a U.S. 10% shareholder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any U.S. persons will be allocated subpart F insurance income, we cannot assure shareholders that this will be the case.

Changes in U.S. tax laws may be retroactive and could subject us and/or U.S. persons who own our common shares to U.S. income taxation on our undistributed earnings.

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, is a passive foreign investment company, is a controlled foreign corporation, or has related party insurance income are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to an insurance company and the regulations regarding related party insurance income are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.

We may become subject to taxes in Bermuda after March 28, 2016, which would have a material adverse effect on our business and results of operations.

Under current Bermuda law, there is no income, corporate, profits, withholding, capital gains or capital transfer tax payable by Max Re Capital, Max Re, Max Re Managers or Max Re Diversified. Each of these entities has obtained from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to any of these entities, their operations or their shares, debentures or other obligations, until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda taxes after March 28, 2016. Our business and results of operations would be materially and adversely affected if we were to become subject to taxes in Bermuda.

The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments regarding our current or periodic reports.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Annual total rate of return	Annual total rate of return is calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Annualized five year return	Annualized five year return is calculated by compounding the 60 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100 and divided by 5.

Book value per share	This non-GAAP measure is calculated by dividing the total shareholders equity by the number of common shares outstanding.

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case Reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance)

Combined Ratio	The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses by net premiums earned. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual, or difficult to place in conventional markets due to a shortage of capacity.

Incurred but not reported (“IBNR”)	Incurred but not reported reserves, which include reserves for the following: • Pure incurred but not reported claims; • Future development on known claims.

Loss ratio	The loss ratio is calculated by dividing losses by net premiums earned.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Operating income	Net income adjusted for realized gains or losses on fixed maturities. This non-GAAP measure provides a better indication of management performance as realized gains and losses on fixed maturities may fluctuate from period to period.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing the net income by the average of the beginning and ending shareholders equity. This non-GAAP measure allows management to assess how the Company has performed in terms of wealth generated for our shareholders.

Total return	See Annual total rate of return

ITEM 2.    PROPERTIES

We lease office space in Hamilton, Bermuda and Dublin, Ireland for use by our existing property and casualty and life and annuity segments, although the life and annuity segment primarily works from our Bermuda office. Max USA has leased office space in four U.S. cities, Richmond, Virginia, Atlanta, Georgia, San Francisco, California and Philadelphia, Pennsylvania, for our planned U.S.-based excess and surplus lines activities. We lease office space on a long-term basis, which we believe will be adequate for anticipated future operations.

ITEM 3.    LEGAL PROCEEDINGS

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes, and regulatory or governmental inquiry.

SEC Inquiry. We received a subpoena from the SEC in October, 2006, relating to the SEC’s industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products, our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2006 and June 30, 2006. In addition, we understand that counterparties have been asked to provide and have provided documents and information with respect to two finite property and casualty retrocessional contracts to which we are a party. These two contracts, which were each executed in 2001, the year in which we became a public company, are within the framework of the on-going industry wide investigation and had been subject to a review by our ARMC, which review led to our determination to restate our financial statements.

The SEC has requested documents and information from us in the course of their investigation and we have provided our full cooperation. However, the SEC’s investigation is on-going and, although we intend to continue to cooperate, we cannot assure you than any or all of our current or former employees who have been contacted by the SEC will provide their cooperation. Additionally, we cannot predict the ultimate impact, if any, that the SEC’s investigation may have on our business or operations.

It is possible that the SEC’s investigation may result in penalties and relief, including without limitation injunctive relief, and/or criminal or civil penalties, or require mediation. The nature of the penalties, relief or remediation that the SEC may seek against us or any of our current or former employees cannot be predicted at this time. If an enforcement action is brought by the SEC against us or any of our current employees, it could have an adverse effect on us, perhaps materially so.

Other Actions. On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, as well as Max Re. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising similar claims. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our audited consolidated financial statements for the year ended December 31, 2006.

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

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

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

	2006		2005
	High	Low	High	Low
First Quarter	$26.74	$21.35	$24.40	$20.69
Second Quarter	$25.76	$21.65	$23.93	$21.00
Third Quarter	$24.37	$21.23	$25.52	$22.10
Fourth Quarter	$25.00	$22.16	$27.00	$22.40

Our common shares began trading on the Bermuda Stock Exchange, BSX, under the symbol MXRE BH on December 17, 2001. The last day a closing price was reported by the BSX was $15.50 on December 18, 2001.

(B) Holders

As of January 31, 2007, the number of holders of record of our common shares was approximately 132.

(C) Dividends

We have paid a quarterly cash dividend of $0.07 per common share ($0.28 annually) since the third quarter of 2006. From the second quarter of 2005 through the second quarter of 2006, we paid a quarterly cash dividend of $0.05 per common share ($0.20 annually). From the fourth quarter of 2003 through the first quarter of 2005, we paid a quarterly cash dividend of $0.03 per common share ($0.12 annually). For our cash dividends per common share on an annual basis see Item 6 – Selected Financial Data. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Max Re Capital’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. Max Re is subject to Bermuda regulatory constraints that affect its ability to pay dividends to Max Re Capital. Under the Bermuda Insurance Act, Max Re must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. In addition, as a long-term insurer Max Re must maintain long-term business assets of a value of at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends unless the value of its long-term business assets exceeds the amount of its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least $250,000. Therefore, Max Re must maintain a minimum solvency margin and minimum liquidity ratio in relation to its property and casualty business and maintain a further $250,000 in relation to its long-term business in order to declare or pay dividends under the Bermuda Insurance Act. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

Under the Bermuda Companies Act, each of Max Re Capital, Max Re, Max Re Managers and Max Re Diversified may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due. Under the Irish Insurance Acts and regulations, each of Max Europe Holdings, Max Re Europe and Max Insurance Europe may only declare a dividend if, among other matters, such payment would not reduce its statutory surplus below the required minimum. Max USA, as a Delaware corporation, may not declare and pay dividends on its capital if the amount paid exceeds an amount equal to the surplus which represents the excess of Max USA’s net assets over paid-in-capital or, if there is no surplus, Max USA’s net profits for the current and/or immediately preceding fiscal year. In addition, under applicable Delaware case law, dividends may not be paid on Max USA’s capital stock if it becomes insolvent or the payment of the dividend will render it insolvent. To the extent Max USA were to pay dividends and is deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends. Accordingly, we cannot assure shareholders that we will declare or pay dividends in the future. In addition, each of Max Re’s three letter of credit facilities prohibits Max Re from paying dividends at any time that it is in default under the respective facility, which will occur if Max Re Capital’s shareholders’ equity or Max Re’s shareholders’ equity is less than a specified amount as well as in certain other circumstances.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to item 5(D) is set forth under Item 12.

(E) Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Max Re Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006(1)	—	—	—	$36.0 million
November 1, 2006 to November 30, 2006	—	—	—	$36.0 million
December 1, 2006 to December 31, 2006	—	—	—	$36.0 million

Total	—	—	—	$36.0 million

(1)	As a matter of policy, we do not repurchase our common shares during a self-imposed quarterly “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter.
(2)	On September 17, 2001, we announced that our board of directors had approved a share repurchase program, pursuant to which up to $15.0 million of our common shares may be repurchased. This repurchase program was increased by an aggregate of $75.0 million by resolutions of our board of directors adopted on September 27, 2001, July 26, 2002 and July 29, 2005. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $36.0 million as of January 31, 2007. The repurchase program has no set expiration or termination date.

Performance Graph

Set forth in a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from August 13, 2001 (the date on which our common shares were first listed on the Nasdaq National Market (US)) through December 31, 2006 against the Total Return Index for the S &P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on August 13, 2001 in the stock of Max Re Capital, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.

The performance reflected in the graph above is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except percentages and per share data)
Gross premiums written	$865.2	$1,246.0	$1,043.6	$1,009.8	$647.4
Net premiums earned	665.0	1,053.5	899.9	714.5	388.7
Net investment income	150.0	106.8	82.8	60.1	64.4
Net gains on alternative investments	84.8	39.9	81.6	124.0	32.1
Income (loss) before minority interest	216.9	9.5	141.8	137.9	(2.9)
Fixed maturities and cash	3,470.0	2,996.9	2,395.2	1,805.9	1,371.7
Alternative investments	1,065.9	1,230.9	1,119.0	831.4	653.2
Total assets	5,849.0	5,305.2	4,319.4	3,452.6	2,565.8
Shareholders’ equity(1)	1,390.1	1,185.7	902.7	762.9	661.4
Book value per share(1)	23.06	20.16	19.70	16.88	14.61
Diluted earnings (loss) per share	3.43	0.18	2.92	3.00	(0.06)
Cash dividends per share	0.24	0.18	0.12	0.09	0.08
Return on average shareholders’ equity	16.8%	0.9%	17.0%	19.1%	(0.4)%

(1)	Formerly shown as combined shareholders’ equity (shareholders’ equity and minority interest) and combined book value per share. On July 30, 2003, the holders of Max Re non-voting common shares and warrants to acquire Max Re non-voting common shares exchanged such shares and warrants for Max Re Capital common shares and warrants to acquire Max Re Capital common shares. The result of this exchange was the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005 and for the year ended December 31, 2005 compared to the year ended December 31, 2004, and also a discussion of our financial condition as of December 31, 2006. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report.

Overview

We are a Bermuda headquartered provider of reinsurance and insurance products for the property and casualty market and a provider of reinsurance for the life and annuity market. The property and casualty market continues to present more opportunities to us than the life and annuity market due to a shortage of reinsurance capacity in the property and casualty market. Prior to the severe hurricane activity in 2005, we observed a decrease in attractive property and casualty opportunities as competition increased in most property and casualty lines of business that we write. We increased our short-tail property and property catastrophe reinsurance and insurance premium volume during 2006 as market pricing, terms and conditions were favorable following hurricanes Katrina, Rita and Wilma in 2005. During 2006, there was an unusually low level of catastrophe activity and property and property catastrophe rates have begun to soften from rates observed in mid 2006 as reinsurance capacity returns to that market. While we continue to see attractive opportunities in all of the risk types we underwrite, the number of submissions that meet our pricing requirements is declining. In anticipation of this trend, we intend to expand into the excess and surplus lines business in the United States in 2007 by acquiring all of the outstanding shares of capital stock of a run-off stage property and casualty insurance company that is domiciled in Delaware and an eligible surplus lines carrier in approximately 40 U.S. States.

To manage reinsurance and insurance liability exposure, make investment decisions and assess overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments are currently comprised of a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 11 strategies invested in approximately 40 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at December 31, 2006, the allocation of invested assets was approximately 76.5% in cash and fixed maturities and 23.5% in alternative investments.

Our principal operating subsidiary is Max Re. At December 31, 2006, Max Re had $1,327.8 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We intend to conduct our United States operations through the operating subsidiary that Max USA intends to acquire. We also provide underwriting and administrative services on a fee basis through Max Re Managers. We hold all of our alternative investments in Max Re Diversified, other than the reinsurance private equity investment that is held by Max Re.

On October 29, 2006, subsequent to the filing on June 7, 2006 of our Amendment to our Annual Report on Form 10-K/A and the filing on February 15, 2006 of our Annual Report on Form 10-K for the year ended December 31, 2005, we announced that the ARMC had reopened its previously announced internal investigation that centered on a review of three finite property and casualty retrocessional contracts purchased in 2001 and 2003. The review was initiated to consider whether these three contracts were properly accounted for by us, principally with respect to whether they contained sufficient risk transfer to meet the requirements of Statement of Financial Accounting Standards No. 113, SFAS 113, to be accounted for as reinsurance. The ARMC engaged its own law firm, which was assisted by accounting and actuarial consultants, to advise it in performing the internal review. In connection with the internal review, the ARMC voluntarily contacted the SEC. In May 2006, the ARMC concluded its internal investigation and found that the review supported our original determination that the three contracts in question contained sufficient risk transfer to meet the requirements of SFAS 113 to be accounted for as reinsurance. However, the review caused us to re-evaluate other accounting aspects of the three contracts. This re-evaluation led us to conclude that a restatement of our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 was warranted. Specifically, we restated to account for the bifurcation of the retrocessional contracts into retroactive and prospective components and to account for an additional contractual feature on a gross basis as more fully described in our restated consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in our Annual Report on Form 10-K/A (Amendment No.1) filed on June 7, 2006.

In October 2006, the ARMC received from the counter-party to two of these contracts additional information that was unknown and unavailable to us at the May 2006 conclusion of the initial internal investigation. The ARMC immediately reopened its internal investigation to determine whether, in light of this additional information, these two contracts, which were entered into in 2001, still satisfied the risk transfer requirements of SFAS 113. The additional information raised the possibility of the existence of an oral agreement that would negate risk transfer. The available evidence did not allow for a definitive conclusion as to the existence of such an oral agreement. However, because some of the evidence suggested such an agreement, we did not believe that there was sufficient basis to conclude that there was risk transfer with respect to these two contracts and, accordingly, we determined that it was appropriate to restate our financial statements for the years ending December 31, 2001 through 2005 and for each of the periods ended March 31, 2006 and June 30, 2006 to reflect no risk transfer for these two contracts. The additional information does not relate to the third contract reviewed in the initial internal investigation, which is with a different counter-party, and the accounting for that contract remained unchanged from that reported on our Form 10-K/A (Amendment No. 1) filed on June 7, 2006. With this decision to restate, the ARMC concluded its internal investigation. The restated financial statements for the years ended December 31, 2005, 2004 and 2003 were reported on our Annual Report on Form 10-K/A (Amendment No. 2) filed on November 13, 2006. A description of the SEC inquiry into our decision to restate our financial statements is set forth under Item 3 – Legal Proceedings.

Executive Summary

We achieved favorable underwriting results in 2006 and have progressed in building a diversified reinsurance and insurance company with a highly skilled and specialized team of underwriting professionals. Our property and casualty reinsurance and insurance segments produced an 86.4% combined ratio (the sum of total losses, acquisition costs and general and administrative expenses as a percentage of net premiums earned) for the year ended December 31, 2006 compared to 106.0% for the year ended December 31, 2005. This significant improvement stems principally from positive development on our excess liability insurance business written in 2003 and low catastrophe activity in 2006. We continually re-evaluate our estimates of ultimate liabilities for loss reserves. During 2006, our analysis of our 2003 excess liability business, which has seasoned due to the passage of time and has incurred lower reported losses than originally estimated, caused us to revise our estimate of ultimate losses and recognize positive development of $20.5 million during the year ended December 31, 2006. We also benefited from a below average number of catastrophe events in 2006, which led to strong results from our property catastrophe reinsurance and property insurance product lines compared to the unfavorable loss results due to Hurricanes Katrina, Rita and Wilma that we recorded in the year ended December 31, 2005.

For the year ended December 31, 2006, our return on average shareholders’ equity, ROE, is 16.8%. Our ROE has exceeded 16% in three of the last four years, which we believe is indicative of the strength of our underwriting capability and diversification. The ROE for the year ended December 31, 2005 was 0.9%, which was negatively impacted by hurricanes Katrina, Rita and Wilma, which decreased our net income by $157.4 million during that year. Our increased capital base, as a result of income generated in 2006, as well as capital raised during 2005, has permitted us to continue to diversify our product offerings and expand our franchise. Our intention to enter the excess and surplus lines insurance market in the United States in 2007 is the continuation of our long-term strategic initiative of utilizing our expanding capital base to build our franchise through additional product offerings.

We believe our strong underwriting results demonstrate the balanced nature of the product lines we write as well as the discipline and expertise of our underwriting teams. Although our property underwriting, coupled with the mild hurricane season, positively affected our results for the year ended 2006, our casualty underwriting also contributed significantly to our underwriting profit. Our product lines are evenly weighted between property and casualty insurance and property and casualty reinsurance. Our current property and casualty reinsurance emphasis is on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. As a result, we have seen a significant reduction in the average premium volume per contract we write. We continue to emphasize long-tail casualty lines in our property and casualty reinsurance and insurance segments with excess liability and professional liability being our two largest exposures accounting for 26.5% and 24.5%, respectively of gross premium written for the year ended December 31, 2006.

During the year ended December 31, 2006, gross premiums written decreased 30.6% compared to the year ended December 31, 2005 due primarily to a decrease in life and annuity business written of $230.0 million compared to the year ended December 31, 2005. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in annual premium volume. In addition, for the year ended December 31, 2005, we recognized $182.0 million in additional premiums on two excess of loss structured reinsurance contracts written in prior years. These additional premiums were triggered as revisions to ultimate loss estimates caused ultimate losses to exceed loss thresholds specified in the contracts. We do not expect to have significant additional premiums in the future, as the majority of our excess of loss structured reinsurance contracts that had additional premium triggers have already reached the loss thresholds required to trigger the additional premium.

We expect volatility in our underwriting results. The potential volatility has increased in comparison to prior years with the increase in property catastrophe reinsurance business we write. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures and purchasing reinsurance and retrocessional reinsurance protection, we believe we effectively manage, and will continue to manage, this volatility.

Losses and benefits represented our largest expense and accounted for 72.5% of total liabilities at December 31, 2006. We establish loss expenses and reserves using a combination of loss reserving techniques and actuarial methods. Loss expenses and reserves are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to corroborate management’s estimates. During the year ended December 31, 2006 we concluded that our excess liability insurance business written in 2003 is developing more favorably than originally estimated. Accordingly, we reduced gross reserves by $35.5 million and losses recoverable from reinsurers by $15.0 million, to reflect the change in estimates.

Our investments during the year ended December 31, 2006 produced a total return of 4.73% compared to 3.66% for the year ended December 31, 2005. The cash and fixed maturities portfolio produced a total return of 3.78% during the year ended December 31, 2006 compared to 3.83% for the year ended December 31, 2005. The total return of the fixed maturities portfolio for the years ended December 31, 2006 and 2005 has been affected by a period of increasing interest rates, which has resulted in a combination of higher yields on the fixed maturities and is reflected in net investment income, partially offset by unrealized losses on the market value of the fixed maturities, which is reflected in shareholders’ equity in the consolidated balance sheet.

Our alternative investments produced a 6.96% return during the year ended December 31, 2006 compared to 3.34% for the year ended December 31, 2005. The return of our alternative investment portfolio includes a loss of $35.0 million stemming from energy trading losses in certain hedge fund investments in the third quarter of 2006. In 2005, we suffered $34.0 million in reinsurance private equity investment losses associated with hurricanes in the year ended December 31, 2005.

We expect to see increased opportunities to grow our existing underwriting activities through the expansion of our product range, and in order to allocate the necessary capital to these opportunities, we decided to change our allocation of invested assets. Our plan is to reduce our investment allocation to alternative investments to represent less than 20% of our total invested assets, down from the current allocation of 23.5%. We intend to meet our lowered allocation during 2007 in an orderly manner by reducing our alternative investment portfolio through redemptions and investing our excess cash from operations in fixed maturities. As part of our reduction of alternative assets, on December 28, 2006, we sold our equity interest in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer, for a price equal to book value. The decision to change our allocation of invested assets is consistent with our approach of deploying capital to attractive underwriting opportunities as they arise and results from our integrated risk management process and the flexibility we have regarding our investment decisions.

Net income for the year ended December 31, 2006 was $216.9 million compared to $9.5 million for the year ended December 31, 2005. The results for the year ended December 31, 2006 were principally attributable to underwriting income generated from our property and casualty business, which benefited from favorable loss development and low catastrophe loss activity in 2006 compared to the year ended December 31, 2005. Net income for the year ended December 31, 2005 was net of $123.4 million in underwriting losses and $34.0 million in reinsurance private equity investment losses associated with hurricanes.

We continually assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. During the year ended December 31, 2006, we generated $528.6 million of cash from operations and invested $387.7 million in fixed maturities. We expect to continue to generate positive operating cash flow through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our reinsurance and insurance businesses. Additionally, we recognize returns from our investment portfolios.

Reinsurance and insurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying coverage. Life and annuity reinsurance premiums are generally earned when the premium is due from policyholders. Each of our reinsurance and insurance contracts contain different pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters and finance staff, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize realized capital gains or losses on our fixed maturities investments at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions.

Expenses

Our principal expenses are losses and benefits, acquisition costs, interest expense and general and administrative expenses. Losses and benefits are based on the amount and type of reinsurance and insurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses and benefits based on actuarial estimates of the expected losses and benefits to be incurred on each contract written. The ultimate losses and benefits depend on the actual costs to settle these liabilities. We increase or decrease losses and benefits estimates as actual claim reports are received. Our ability to make reasonable estimates of losses and benefits at the time of pricing our contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses. These typically represent a negotiated percentage of the premiums on reinsurance and insurance contracts written. Acquisition costs are stated net of ceding commissions associated with premiums ceded to our quota share partners on our reinsurance and insurance business. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. We defer and amortize these costs over the period in which the related premiums are earned.

Interest expense principally reflects interest on our bank loan at a rate based on LIBOR plus a spread. In addition, interest expense also includes the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is recorded on the funds withheld balances based on various contractual and negotiated rates. The interest expense attributable to the funds withheld under a variable quota share retrocession agreement with Grand Central Re, our largest funds withheld balance, is based on the average of two total return fixed maturity indices. A charge or credit may be recorded in interest expense on this contract in any given period. As a result, interest expense is expected to vary from period to period with a corresponding entry to funds withheld. Interest expense on the remaining balance of funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. Finally, interest expense also includes interest on deposit contracts.

General and administrative expenses are principally employee salaries, bonuses and related personnel costs, office rent, amortization of leasehold improvements and other operating costs. These costs do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We believe that the following accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We follow SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments,” and SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” in determining the accounting for our reinsurance and insurance products. Assessing whether or not the contracts we write meet the conditions for risk transfer requires judgment. The determination of risk transfer is based, in part, on the use of actuarial and pricing models and assumptions.

Property and casualty insurance revenue recognition

Our property and casualty insurance premiums are recorded at the inception of each contract, based upon contract terms. The amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium if there are changes in underlying exposures insured. Premiums are earned on a pro rata basis over the coverage period.

Property and casualty reinsurance revenue recognition

Our property and casualty reinsurance premiums are recorded at the inception of each contract, based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium if there are changes in underlying exposures insured. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally account for such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The net adjustments to gross premiums written as a result of changes in premium estimates for the year ended December 31, 2006 were not material.

Additional Premiums

Certain contracts that we write are retrospectively rated and we are entitled to additional premium should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and the only element of management judgment involved is with respect to the estimate of the amount of losses that we expect to be ceded to us. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the policy period. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Additional premiums assumed and ceded, related additional acquisition costs, related net losses and the net impact on operating results for each of the three years to December 31, 2006 are as follows:

	2006	2005	2004
	(000’s)	(000’s)	(000’s)
Additional premiums assumed	$16,707	$196,532	$18,234
Additional premiums ceded	(2,506)	(29,480)	(2,735)
Additional acquisition costs	(2,838)	(4,942)	(3,002)
Net losses	—	(179,855)	(10,400)
Net operating result	$11,363	$(17,745)	$2,097

For each of the years ended December 31, 2006, 2005 and 2004, additional premiums relate to contracts where the coverage period had expired. Therefore, these additional premiums, representing revisions to our initial estimate of ultimate premiums as a result of changes in the estimate of loss reserves, were fully earned since the exposure period has ended.

Reinstatement Premiums

Certain of the contracts we write, particularly the property and property catastrophe reinsurance risks, provide for reinstatements of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured and principally relate to our property catastrophe reinsurance contracts. The purpose of optional and required reinstatements is to permit the insured/reinsured to reinstate the insurance coverage at a pre-determined price level once a loss event has penetrated the insured layer. In addition, required reinstatement premiums permit the insurer/reinsurer to obtain additional premiums to cover the additional loss limits provided.

We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro rata basis over the coverage period. Reinstatement premiums assumed and ceded for each of the three years to December 31, 2006 are not material to our financial results.

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

In estimating reserves we, consistent with industry practice, utilize a variety of standard actuarial methods. The loss reserve selection from these various methods is based on the loss development characteristics of the specific line of business and specific contracts which take into consideration coverage terms, type of business, maturity of loss data, reported claims and paid claims. We do not necessarily utilize the same actuarial method or group of actuarial methods for all contracts within a line of business or segment, as variations between contracts result in a number of different methods or groups of methods being applied. These actuarial methods have been designed to address the lag in loss reporting in the insurance business. Reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts and more pronounced in casualty business, which generally has a longer claims pay-out period (long claim-tail), than property business, which generally has a shorter claims pay-out period (short claim-tail). On casualty reinsurance transactions the reporting lag will generally be 60 days after the end of a reporting period, but can be longer than this in some cases. Based on the experience of our actuaries and management we select loss development factors and trending techniques to mitigate the problems caused by reporting lags and claims tails. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data. We also subscribe to industry publications to enable us to keep current with the latest industry trends. The principal actuarial methods we use to perform our quarterly contract by contract loss reserve analysis may include:

Expected Loss Ratio Method. To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical client data and professional judgment. We use this method for lines of business and contracts where there are no historical losses or where past loss experience is not sufficient.

Paid Loss Development Method. This method estimates ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a rate consistent with the historical rate of payment. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled.

Reported Loss Development Method. This method estimates ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates established.

Bornheutter-Ferguson Paid Loss Method. The Bornheutter-Ferguson paid loss method is a combination of the paid loss development method and the expected loss ratio method. The amount of losses yet to be paid is based upon the expected loss ratios. These expected loss ratios are modified to the extent paid losses to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. This method will react slowly if actual loss experience develops differently than historical loss experience because of major changes in rate levels, retentions or deductibles, the forms and conditions of coverage, the types of risks covered or a variety of other factors.

Bornheutter-Ferguson Reported Loss Method. The Bornheutter-Ferguson reported loss method is similar to the Bornheutter-Ferguson paid loss method with the exception that it uses reported losses and reported loss development factors.

Frequency-Severity Method. This method is based on assumptions about the number of claims that will impact a transaction and the average ultimate size of those claims. On excess of loss contracts, reported claims in lower layers provide insight to the expected number of claims that will likely impact the upper layers.

Although these actuarial methods for establishing reserves have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuation. Newly reported loss information from our clients is the principal contributor to changes in our loss reserve estimates. The selection of appropriate actuarial methods to establish reserves may change over time as the underlying loss information becomes more seasoned. Additional discussion of the reserving practices by business segment is included below.

Losses and benefits, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses (including loss adjustment expenses) represent the accumulation of:

•	case reserves, which are reserves established for individual claims (and as reported by our cedants in the case of reinsurance);

•	incurred but not reported reserves (which we refer to as IBNR), which include reserves for the following:

•	Pure incurred but not reported claims;

•	Future development on known claims.

The table below breaks our reserves as of December 31, 2006 into these components by segment.

In millions of U.S. Dollars	Property and casualty reinsurance	Property and casualty insurance	Life and annuity reinsurance
Case reserves	$761.6	$139.1	$895.6
IBNR	940.6	493.8	—

Total	$1,702.2	$632.9	$895.6

The table above makes certain assumptions regarding the split of case reserves and IBNR on property and casualty insurance and reinsurance loss reserves. In our insurance book, IBNR is calculated by taking our estimated ultimate reserves then reducing that amount by the cumulative paid claims and case reserves. Estimating IBNR in our reinsurance book is more difficult. Reinsureds provide loss data in various formats, with some reinsureds providing a detailed analysis of case reserves and IBNR, while other reinsureds provide less detailed information. Where reinsureds provide less detailed information, we estimate the split of IBNR and case reserves based on general industry patterns.

Our reserving methodology, as discussed above, uses a loss reserving model that calculates a point estimate for our ultimate losses, as opposed to a methodology that develops a range of estimates. Although we believe that our assumptions and methodologies are reasonable, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. If we determine that adjustments to an earlier estimate are appropriate, those adjustments are reflected in our net income during the period in which we determine these adjustments. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period. We regularly review and update these estimates using the most current information available to us.

Development of our prior period incurred losses for each of the three years ended December 31, 2006 is reported in Note 4 – “Property and casualty losses and loss adjustment expenses” to our consolidated financial statements on page F-16. Adjusting 2005 prior period incurred losses for contractual additional premiums received related to the recording of losses on two contracts, our development of prior period loss reserves has been less than 1.4% in each of the three years ending December 31, 2006 and an average of 5.8% over the past six years. Based on this experience, we currently believe it reasonably likely that loss reserves could change 3% from currently reported amounts. This change could be higher or lower depending on our client reported data and potential future commutation of reserves. As at December 31, 2006, we estimate that a 3% change in loss reserves would impact our net income and shareholders’ equity by $70.1 million. Depending on whether the reasonably likely adjustments to loss reserves are on contracts ceded to one of our various reinsurance arrangements, there may also be a partially offsetting change in the losses recoverable, net income and shareholders’ equity.

Property and Casualty Reinsurance Loss Reserve Process

Our property and casualty reinsurance loss reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a contract-by-contract basis and are computed on an undiscounted basis. The majority of our reinsurance property and casualty business is casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer we reinsure. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property reinsurance loss reserves are established on a contract-by-contract basis, based on losses reported by clients and our assessment of potential losses from catastrophe events, which are initially based on catastrophe model aggregate assessments and location specific assessments when available. Loss estimates are subsequently refined based on broker advices and client notifications.

We establish and review our property and casualty reinsurance loss reserves on a quarterly basis. The process for establishing our property and casualty reinsurance loss reserves is based upon internally generated actuarial analysis of loss data provided by clients. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty reinsurance losses and loss expenses. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement our own data in selecting development factors in areas where our own data or the clients’ data is limited.

As a reinsurer, we rely on loss data reported by our clients when calculating our reserves. The quality of the loss data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by our actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claim audits and inquiries about the methods of establishing case reserves or reserves associated with large industry events. There is often a time lag between our clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. On casualty reinsurance transactions, the reporting lag will generally be 60 days after the end of a reporting period, but can be longer than this in some cases. Appropriate selection of loss development and trending techniques is used to mitigate these problems. We utilize the latest information received from our clients and work to ensure that the loss data is current. However, due to the varying quality of data from our reinsureds and the inherent reporting delays, our property and casualty reinsurance reserves will have more uncertainty than our property and casualty insurance reserves, where we receive loss information directly from our insureds.

Mitigating the uncertainty inherent in the reserves of our reinsurance portfolio is the fact that a large portion of our recorded reinsurance reserves are attributable to contracts that are booked at contractual aggregate limits. As of December 31, 2006 and December 31, 2005 more than 42% and 50% respectively, of the total reinsurance reserves are on contracts that are recorded at contractual aggregate limits.

When determining reserves, we also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we revise our property and casualty reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined. The table below breaks our property and casualty reinsurance reserves as of December 31, 2006 and 2005 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2006	December 31, 2005
Casualty	$1,529.7	$1395.6
Property	172.5	154.4

Total	$1,702.2	$1550.0

Property and Casualty Insurance Loss Reserve Process

Our casualty insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. The majority of the insurance business we have written is casualty business. Historically, losses associated with casualty business have had a long claim-tail, which is the time period between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also generally more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events, based on a detailed, location specific analysis of our clients’ properties impacted by the events.

In connection with our ongoing analysis of our property and casualty insurance loss reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we may revise our property and casualty insurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

We establish and review our property and casualty insurance loss reserves on a quarterly basis. The process for adjusting our property and casualty insurance loss reserves is based upon loss reports received from clients, which are input into actuarial models. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the clients’ data is limited. The table below breaks our insurance reserves as of December 31, 2006 and 2005 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2006	December 31, 2005
Casualty	$576.6	$388.2
Property	56.3	67.9

Total	$632.9	$456.1

Disputes

In connection with our ongoing analysis of our property and casualty insurance and reinsurance loss reserves, we review loss notifications and reports received from our clients to confirm that submitted claims are covered under the contract terms. Disputes with clients arise in the ordinary course of business due to coverage issues such as classes of business covered and interpretation of contract wording. We typically resolve any disputes through negotiations that could vary from a simple exchange of email correspondence to arbitration with a panel of experts. Our contracts generally provide for dispute resolution through arbitration. We are not currently involved in any material coverage disputes.

Property and Casualty Loss Reserve Development

The following table represents the development of balance sheet property and casualty loss reserves calculated in accordance with GAAP, as of December 31, 2000 through December 31, 2006. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance.” The “gross cumulative redundancy (deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	2000	2001	2002	2003	2004	2005		2006
		(1)	(1)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099	$2,006,032		$2,335,109
Reinsurance recoverable	(5,370)	(51,838)	(80,407)	(163,348)	(293,512)	(409,229)		(496,173	)(3)
Reserve for property and casualty losses originally stated, net of reinsurance	130,968	404,539	536,997	828,339	1,161,587	1,596,803		1,838,936
Cumulative net paid losses
1 year later	7,752	136,734	106,076	119,269	217,637	169,008		—
2 years later	117,230	202,134	165,539	257,182	321,533	—		—
3 years later	141,134	242,681	244,578	333,238	—	—		—
4 years later	150,212	285,166	309,183	—	—	—		—
5 years later	158,738	326,529	—	—	—	—		—
6 years later	162,217	—	—	—	—	—		—
Reserves re-estimated as of
1 year later	150,154	442,101	554,795	826,799	1,296,558	1,585,834		—
2 years later	178,460	439,490	563,469	975,441	1,277,712	—		—
3 years later	175,057	444,348	666,781	977,590	—	—		—
4 years later	175,057	496,631	676,365	—	—	—		—
5 years later	175,057	497,449	—	—	—	—		—
6 years later	175,057	—	—	—	—	—		—
Net cumulative redundancy (deficiency)	(44,089)	(92,909)	(139,367)	(149,251)	(116,125)	10,969	(2)
Gross cumulative redundancy (deficiency)	(44,089)	(105,264)	(164,018)	(174,373)	(133,230)	23,849

(1)	Adjusted for reclassification of a contract to a deposit liability.
(2)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 4 to the consolidated financial statements of $791 relates to amortization of deferred charges on retroactive reinsurance.
(3)	The difference between the reinsurance recoverable included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 4 to the consolidated financial statements of $626 (2005-$166; 2004-$4,574) relates to the remaining net deferred gain or charge on retroactive reinsurance.

Our balance sheet reserves for 2005 have decreased principally as the result of redundancy in our 2003 excess liability insurance business which is developing more favorably than originally estimated. Accordingly, we reduced gross reserves by $35.5 million and losses recoverable from reinsurers by $15.0 million, to reflect the change in estimates. In addition, there has been partially offsetting adverse development on the property and casualty reinsurance business, including $8.6 million in relation to our 2005 hurricane losses.

Our balance sheet date reserves for 2001 and each subsequent balance sheet date through 2004 shown in the above tables were increased in 2005 by the development on two specific contracts. The first contract increased 2001 reserves by $50.2 million with the recording of such increased losses, triggering additional premiums and interest on additional premiums of $49.3 million, which are not reflected in the table above. The second contract increased 2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

Changes in loss estimates principally arise from changes in underlying reported, incurred and paid claims data on contracts. Other assumptions used in our process, such as inflation, change infrequently in the reserving process and we do not perform a sensitivity analysis of changes in these assumptions. Given the variety of assumptions and judgments involved in establishing reserves for losses and benefits on both our insurance and reinsurance portfolios, we have not designed and maintained a system to capture and quantify the financial impact of changes in each of our underlying individual assumptions and judgments.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2006, 2005 and 2004, please refer to Note 4 of our audited consolidated financial statements included herein.

Life and Annuity Reinsurance Benefit Reserve Process

Our life and annuity reinsurance benefit reserves are compiled by our life and annuity actuaries on a contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. We establish and review our life and annuity reinsurance benefit reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. We establish and maintain our life and annuity reinsurance reserves at a level that we estimate will, when taken together with future premium payments and interest income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable.

Since the development of our life and annuity reinsurance benefit reserves is based upon cash flow projection models, we must make estimates and assumptions based on industry tables regarding mortality, morbidity, lapse, expense and investment experience. We establish these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. We monitor actual experience and, where circumstances warrant, revise our assumptions and the related life and annuity reinsurance reserve estimates. We record these revisions in the period they are determined.

There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2006, 2005 and 2004.

Investments

We own a portfolio of exchange traded investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

We utilize dynamic financial analysis to determine our overall asset and liability risk and the potential for adverse scenarios producing projected losses and potential adverse cash flow. This analysis is accomplished through a stochastic simulation of future periods with each asset and liability cash flow individually modeled. This 5000 path stochastic simulation utilizes the expected volatility of each of our individual asset and liability cash flows. We construct our asset portfolio based on the expected cash flows from our liability portfolio. Fixed income securities are purchased to meet cash flows along the entire maturity spectrum of the liabilities. In our dynamic financial analysis modeling we assume that alternative investments will liquidate in years five through ten, so fixed income securities are purchased to meet liability cash flows in years one through five and for liability cash flows beyond ten years. Our liability cash flows are highly variable. Because of this risk, we maintain a significant cash balance, which has consistently exceeded $200.0 million, and presently have a $150.0 million unsecured credit facility. We have also generated over $300.0 million of positive operating cash flow in each of the five years ended December 31, 2006.

Our investments are carried at fair value or amounts that approximate fair value. Fair value for our investments in fixed maturities is generally based on quoted market prices or pricing models. At December 31, 2006, the valuation of all of our fixed maturities investments was based on quoted market prices. Fair value for our alternative investments is generally based on the net asset value reported by the respective investment fund managers or, for our reinsurance equity investment, based on the carried amount under the equity method of accounting. The investment fund managers generally carry their trading positions and investments at fair value and the majority of the underlying holdings are securities with quoted market prices. We use the financial reports from these entities as part of our evaluation of fair value in order to record the net gains on alternative investments in our statement of income.

Our alternative investment portfolio contains approximately 40 underlying investments in 11 different strategy groupings. We focus on risk, as opposed to return, in the selection of each of our alternative investments. This causes us to select individual alternative investments that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual alternative investments into a portfolio of approximately 40 alternative investments. By combining investments with moderate volatility and low correlations, we are able to achieve a portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio. Over the five years ended December 31, 2006 the volatility of our overall alternative investment portfolio has been 3.91%, compared to the volatility of the S&P 500 of 12.37%.

We have constructed our alternative investment portfolio to have significantly less risk, as measured by standard deviation of return, than a common stock portfolio, which is the equity investment choice of many insurance organizations. For the five years ended December 31, 2006, our Max Re Diversified investment has produced an annual standard deviation of return of 4.05% compared to the annual standard deviation of return of 12.37% for the S&P 500. The worst annual result for our Max Re Diversified investment over the five year period ended December 31, 2006 was a gain of 4.15% in 2002, compared to the S&P’s loss of 22.09% in 2002, its worst year. Similarly, our best annual result over the five year period ended December 31, 2006 was a return of 16.67% in 2003, compared to the best annual result for the S&P 500 of 28.67% in 2003. There is significant risk in all investment activities, and the results of our alternative investment portfolio will vary over time with the investment markets. Our alternative investments have never produced a loss for an annual period and have shown one third the risk of the S&P 500.

Despite the lower volatility of the portfolio there is potential for loss events, as there is for any investment portfolio. During the quarter ended September 30, 2006, we recorded losses of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our Diversified Arbitrage strategy. We approach our investment strategies based on long term performance and believe our alternative investment portfolios annualized five year return of 7.98% demonstrates a superior return profile compared to other alternative investment vehicles.

Investments in reinsurance private equity, where we have a meaningful ownership position and significant influence over operating and financial policies of the investee, are carried under the equity method of accounting. Under this method, we initially record the investments at cost and periodically adjust the carrying values to recognize our proportionate share of income or loss and dividends from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by our investments carried under the equity method of accounting could result in losses.

See Note 2 to our audited consolidated financial statements included herein for our significant accounting policies.

Results of Operations

We monitor the performance of our underwriting operations in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. Within the property and casualty reinsurance segment, we offer quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, we generally offer excess of loss capacity on specific risks related to one insured. Within the life and annuity reinsurance segment, we currently offer reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. We also have a corporate function that includes our investment and financing activities.

We do not manage invested assets within our segments, rather we manage the portfolio in its entirety. Consequently, investment returns which comprise investment income and gains on our Max Re Diversified portfolio are not directly captured in segment results. However, because of the long duration of liabilities on casualty business and life and annuity business, investment returns are important in evaluating each segment’s profitability. Accordingly, we allocate investment returns to each of our segments based on an approximation of the timing of cash flows into and out of each segment, resulting invested assets within each segment and the estimated investment duration for the invested assets within each segment. The balance of investment returns are allocated to our corporate function. The investment returns for our strategic private equity reinsurance investments are allocated entirely to our corporate function.

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	2006	% change	2005	% change	2004
	In millions of US Dollars
Gross premiums written	$423.6	(31.2)%	$615.7	5.6%	$583.2
Reinsurance premiums ceded	(35.3)	(31.9)%	(51.8)	8.8%	(47.6)

Net premiums written	388.3	(31.1)%	563.9	5.3%	535.6

Net premiums earned(a)	422.8	(30.4)%	607.1	7.6%	564.3

Net investment income	38.6	16.3%	33.2	36.1%	24.4
Net gains on alternative investments	20.2	9.2%	18.5	(23.9)%	24.3

Total revenues	481.6		658.8		613.0

Losses(b)(c)	296.0	(46.5)%	552.8	30.8%	422.6
Acquisition costs(c)	77.3	5.0%	73.6	(33.6)%	110.8
Interest expense	(3.8)		11.5	(9.4)%	12.7
General and administrative expenses(c)	23.5	56.7%	15.0	24.0%	12.1

Total losses and expenses	393.0	(39.8)%	652.9	17.0%	558.2

Net income (loss)	$88.6		$5.9		$54.8

Loss ratio(b)/(a)	70.0%		91.1%		74.9%
Combined ratio(c)/(a)	93.9%		105.7%		96.7%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2006 were $423.6 million compared to $615.7 million for the year ended December 31, 2005, a decrease of 31.2%. Additional premiums of $182.0 million arising from the notification of additional losses on two excess of loss contracts written in prior years are included in the gross premiums written for the year ended December 31, 2005 compared with additional premiums of $16.7 million in the year ended December 31, 2006. This decrease in additional premiums is the primary reason for the 31.2% decrease in gross premiums written. There were no other significant changes to premium estimates on prior period contracts. Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2006 reflect our current emphasis on writing a greater number of smaller transactions. As a result there are fewer significant premium adjustments or additional premiums than in prior years. We expect to continue to write a large number of smaller transactions.

Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2005 were $615.7 million compared to $583.2 million for the year ended December 31, 2004, an increase of 5.6%. This increase included additional premiums of $182.0 million arising from the notification of additional losses on two excess of loss contracts written in prior years. This increase was largely offset by the non-renewal of four reinsurance contracts that accounted for approximately $174.5 million of premium in the year ended December 31, 2004. We chose not to renew these contracts as the renewal terms and conditions did not meet our underwriting criteria. There were no other significant changes to premium estimates on prior period contracts.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2006 were $35.3 million compared to $51.8 million for the year ended December 31, 2005, a decrease of 31.9%. The decrease was largely due to $27.3 million of reinsurance premiums ceded during the year ended December 31, 2005, which were directly related to the $182.0 million of additional premiums written on two contracts written in a prior year, as described above. This compares to $2.5 million of reinsurance premiums ceded during the year ended December 31, 2006 in relation to additional premiums written. The decline in premiums ceded in relation to additional premiums was partially offset by an increase in purchased excess of loss reinsurance to manage our exposure to significant catastrophe events.

Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2005 were $51.8 million compared to $47.6 million for the year ended December 31, 2004, an increase of 8.8%. The increase included $27.3 million of reinsurance premiums ceded which were directly related to the $182.0 million of additional premiums written on two contracts written in a prior year, as described above, partially offset by a decline in premium ceded to Grand Central Re, which stopped writing new business in 2004. Reinsurance premiums ceded were principally related to our purchase of specific reinsurance to manage the risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions, therefore the ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 30.4% to $422.8 million for the year ended December 31, 2006 from $607.1 million in 2005. The decrease was primarily the result of the decrease in additional premiums described above.

Net premiums earned for property and casualty reinsurance increased by 7.6% to $607.1 million for the year ended December 31, 2005 despite the non-renewal of four reinsurance contracts that accounted for approximately $173.2 million of net premiums earned in the year ended December 31, 2004. The non-renewals were largely offset by $154.6 million of additional net premiums earned on two contracts written in prior years.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Losses. Losses relating to property and casualty reinsurance were $296.0 million for the year ended December 31, 2006 compared to $552.8 million for the year ended December 31, 2005, a decrease of 46.5%. The losses for the year ended December 31, 2006 reflect expected loss activity on our casualty business combined with below average catastrophe losses on our recently expanded property reinsurance business. The losses for the year ended December 31, 2005 include $73.4 million of losses attributable to the hurricanes in the United States and $179.9 million of net losses pertaining to additional losses notified on two excess of loss contracts written in a prior year. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2006 was 70.0% compared to 91.1% for the year ended December 31, 2005. Excluding hurricane losses and losses that triggered additional premiums in 2005, the adjusted loss ratio for our property and casualty reinsurance segment is 66.3%. The adjusted 2005 loss ratio is lower in part due to a large commutation that was made during the 2005 year.

Losses relating to property and casualty reinsurance were $552.8 million for the year ended December 31, 2005 compared to $422.6 million for the year ended December 31, 2004, an increase of 30.8%. The losses for the year ended December 31, 2005 include $73.4 million of losses attributable to the hurricanes in the United States and $179.9 million of net losses pertaining to additional losses notified on two contracts written in a prior year. The loss ratio for our property and casualty reinsurance segment for the year ended December 31, 2005 was 91.1% compared to 74.9% for the year ended December 31, 2004. Excluding hurricane losses and losses that triggered additional premiums in 2005, the adjusted loss ratio for our property and casualty reinsurance segment is 66.3%. The adjusted 2005 loss ratio is lower as a result of a change in business mix to risk types that generally have a lower average loss ratio as well as a large commutation that was made during the 2005 year.

Acquisition costs. Acquisition costs were $77.3 million for the year ended December 31, 2006 compared to $73.6 million for the year ended December 31, 2005, an increase of 5.0%. The increase in acquisition costs for the year ended December 31, 2006 is due to higher average acquisition costs on premiums earned. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

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

Interest expense. Interest expense was $(3.8) million for the year ended December 31, 2006 compared to $11.5 million for the year ended December 31, 2005. Interest expense includes $7.0 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2006 compared to $6.0 million for the year ended December 31, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Interest expense also includes the accretion of interest expense on a number of reinsurance contracts that are not deemed to transfer risk under the requirements of

Statement of Financial Accounting Standards No. 113 and therefore are recorded as deposit liabilities on the balance sheet. These deposit liabilities are recorded on a net present value basis and an interest expense is accreted in order to grow the liability to the expected ultimate settlement amount. During 2006, we were notified by the cedant of one of the contracts that the ultimate loss is expected to be lower than our original estimate. As a result we recognized a reduction in interest expense of $12.0 million in order to reflect the current net present value of the revised loss estimate.

Interest expense was $11.5 million for the year ended December 31, 2005 compared to $12.7 million for the year ended December 31, 2004. Interest expense includes $6.0 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2005 compared to $6.5 million for the year ended December 31, 2004

General and administrative expenses. General and administrative expenses were $23.5 million for the year ended December 31, 2006 compared to $15.0 million for the year ended December 31, 2005, an increase of 56.7%. The increase resulted principally from personnel costs associated with an increased headcount within our reinsurance staff. In addition there has been an increase in incentive-based compensation as a result of the improved net income for the year ended December 31, 2006.

General and administrative expenses were $15.0 million for the year ended December 31, 2005 compared to $12.1 million for the year ended December 31, 2004, an increase of 24.0%. The increase resulted principally from ongoing personnel costs associated with our reinsurance staff, including hiring additional property underwriters.

Net income. Net income attributable to property and casualty reinsurance for the year ended December 31, 2006 was $88.6 million compared to $5.9 million for the year ended December 31, 2005. The primary difference in net income for the year ended December 31, 2006 compared with the year ended December 31, 2005 is the $73.4 million of losses stemming from hurricane activity impacting the year ended December 31, 2005. Further, additional invested assets combined with improved returns on both fixed maturities and the Max Re Diversified portfolio has increased net income for the year ended December 31, 2006.

Net income attributable to property and casualty reinsurance for the year ended December 31, 2005 was $5.9 million compared to $54.8 million of income for the year ended December 31, 2004. The decrease in net income loss for the year ended December 31, 2005 was principally attributable to $73.4 million of losses recognized due to Hurricanes Katrina, Rita and Wilma compared to $6.0 million for hurricanes in 2004. This has been partially offset by a change in business mix to risk types that generally have lower average combined ratios as well as a large commutation that was made during the 2005 year. The net income for the year ended December 31, 2005 includes an additional $3.0 million of investment returns compared to the year ended December 31, 2004 as a result of an increase in invested assets partially offset by a lower return on the Max Re Diversified portfolio.

Property and Casualty Insurance Segment

	2006	% change	2005	% change	2004
	In millions of US Dollars
Gross premiums written	$396.6	11.6%	$355.3	43.2%	$248.1
Reinsurance premiums ceded	(194.5)	33.5%	(145.7)	27.5%	(114.3)

Net premiums written	202.0	(3.6)%	209.6	56.7%	133.8

Net premiums earned(a)	197.9	14.5%	172.9	39.4%	124.0

Net investment income	14.9	43.3%	10.4	188.9%	3.6
Net gains on alternative investments	5.1	45.7%	3.5	66.7%	2.1

Total revenues	217.9		186.8		129.7

Losses(b)	124.2	(29.2)%	175.5	93.7%	90.6
Acquisition costs	(0.1)		0.1	(96.0)%	2.5
General and administrative expenses	15.6	57.6%	9.9	45.6%	6.8

Total losses and expenses(c)	139.7	(24.7)%	185.5	85.7%	99.9

Net income (loss)	$78.2		$1.3		$29.8

Loss ratio(b)/(a)	62.8%		101.5%		73.0%
Combined ratio(c)/(a)	70.6%		107.3%		80.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the year ended December 31, 2006 were $396.6 million compared to $355.3 million for the year ended December 31, 2005, an increase of 11.6%. The increase is the result of the expansion of our property insurance business from 9.6% of insurance premium volume in 2005 to 15.4% in 2006. In addition, 5.5% of the insurance premium volume relates to our aviation insurance business, which we began writing in October 2006. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Gross premiums written for the property and casualty insurance segment for the year ended December 31, 2005 were $355.3 million compared to $248.1 million for the year ended December 31, 2004, an increase of 43.2%. The increase is the result of the continued expansion of this segment, including new business coming from the addition of our property underwriting team in 2004.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the year ended December 31, 2006 were $194.5 million compared to $145.7 million for the year ended December 31, 2005, an increase of 33.5%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. In addition, because we increased the volume of short-tail property and aviation business that we write, we purchased excess of loss reinsurance in order to reduce our exposure large catastrophe events. The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2006 was 49.0% compared to 41.0% for the year ended December 31, 2005. Not all of the contracts we write qualify for inclusion in our quota share treaties and, accordingly, there may be differences in the ratio of gross premiums written to reinsurance premiums ceded from period to period.

Reinsurance premiums ceded for insurance for the year ended December 31, 2005 were $145.7 million compared to $114.3 million for the year ended December 31, 2004,

an increase of 27.5%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure, which tend to increase when gross premiums written increase. The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2005 was 41.0% compared to 46.1% for the year ended December 31, 2004.

Net premiums earned. Net premiums earned on insurance increased by 14.5% to $197.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 and by 39.4% to $172.9 million for the year ended December 31, 2005 from $124.0 million for the year ended December 31, 2004. The increases are attributable to our expansion of the insurance segment over the past three years, including developing our property and aviation insurance products. The increase also reflects the earning pattern of a larger and increasingly mature portfolio of insurance contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Losses. Losses relating to insurance were $124.2 million for the year ended December 31, 2006 compared to $175.5 million for the year ended December 31, 2005, a decrease of 29.2%. The decrease is principally due to a reduction of the expected ultimate losses on our 2003 excess liability insurance business and larger weighting of property business with lower average loss ratios. Our loss reserve analysis on this business, which has seasoned due to the passage of time, continued to show lower reported losses than originally estimated, which caused us to recognize positive development of $20.5 million during the year ended December 31, 2006. In addition, a low level of attritional property insurance losses during the year ended December 31, 2006 compared to $50.0 million of catastrophe losses due to hurricane activity during the year ended December 31, 2005 has affected the comparability between the two periods. The loss ratio for our insurance segment for the year ended December 31, 2006 was 62.8% compared to 101.5% for the same period in 2005. Excluding hurricane losses, the adjusted loss ratio for our property and casualty insurance segment was 72.6% in 2005.

Losses relating to insurance were $175.5 million for the year ended December 31, 2005 compared to $90.6 million for the year ended December 31, 2004, an increase of 93.7%, and includes $50.0 million in losses recorded related to the hurricanes in the United States. The loss ratio for our insurance segment for the year ended December 31, 2005 was 101.5% compared to 73.0% for 2004. Excluding hurricane losses in 2005, the adjusted loss ratio for our property and casualty insurance segment is 72.6%. During the year ended December 31, 2005, there were no adjustments to loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were $(0.1) million for the year ended December 31, 2006 compared to $0.1 million for the year ended December 31, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

Acquisition costs were $0.1 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004. The decline in acquisition costs principally results from the settlement of all outstanding balances with insurance brokers in relation to PSAs, which we had terminated with effect from September 30, 2004, at $1.5 million less than our accrued liability.

General and administrative expenses. General and administrative expenses were $15.6 million for the year ended December 31, 2006 compared to $9.9 million for the year ended December 31, 2005, an increase of 57.6%. The increase resulted principally from expenses associated with an increased headcount within our insurance staff. In addition there has been an increase in incentive-based compensation as a result of the improved net income for the year ended December 31, 2006.

General and administrative expenses were $9.9 million for the year ended December 31, 2005 compared to $6.8 million for the year ended December 31, 2004, an increase of 45.6%. The increase resulted principally from expenses associated with additional staff, including an expanded property underwriting team.

Net income. Net income attributable to the property and casualty insurance segment for the year ended December 31, 2006 was $78.2 million compared to $1.3 million for the year ended December 31, 2005. The variance between the year ended December 31, 2006 and the year ended December 31, 2005 is principally attributable to the low level of catastrophic events during the year ended December 31, 2006 compared to the $50.0 million of hurricane losses in the year ended December 31, 2005 and the release of $20.5 million of net reserves on prior year general liability insurance business during the year ended December 31, 2006. Further, additional invested assets combined with improved returns on both fixed maturities and the Max Re Diversified portfolio has increased net income for the year ended December 31, 2006.

Net income attributable to the property and casualty insurance segment for the year ended December 31, 2005 was $1.3 million compared to $29.8 million of income for the year ended December 31, 2004. The variance between the year ended December 31, 2005 and the year ended December 31, 2004 is principally attributable to the $50.0 million of hurricane losses in the year ended December 31, 2005. The net income for the year ended December 31, 2005 includes an additional $8.2 million of investment returns compared to the year ended December 31, 2004 as a result of an increase in invested assets partially offset by a lower return on the Max Re Diversified portfolio.

Life and Annuity Reinsurance Segment

	2006	% change	2005	% change	2004
	In millions of US Dollars
Gross premiums written	$45.0	(83.6)%	$275.0	29.5%	$212.3
Reinsurance premiums ceded	(0.7)	(53.3)%	(1.5)	114.3%	(0.7)

Net premiums written	44.3	(83.8)%	273.5	29.3%	211.6

Net premiums earned	44.3	(83.8)%	273.5	29.3%	211.6

Net investment income	29.0	9.8%	26.4	18.9%	22.2
Net gains on alternative investments	22.9	24.5%	18.4	(21.7)%	23.5

Total revenues	96.2		318.3		257.3

Benefits	77.8	(75.0)%	311.2	30.6%	238.3
Acquisition costs	1.7	(32.0)%	2.5	(28.6)%	3.5
Interest expense	5.2	57.6%	3.3	(15.4)%	3.9
General and administrative expenses	3.0	(14.3)%	3.5	(22.2)%	4.5

Total benefits and expenses	$87.7	(72.6)%	$320.5	28.1%	$250.2

Net income (loss)	8.5		(2.2)		7.1

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

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the year ended December 31, 2006 were $45.0 million compared to $275.0 million for the year ended December 31, 2005. Gross premiums written primarily relate to one reinsurance contract written during the year ended December 31, 2006. We wrote three reinsurance contracts during the year ended December 31, 2005.

Gross premiums written for the life and annuity reinsurance segment for the year ended December 31, 2005 were $275.0 million compared to $212.3 million for the year ended December 31, 2004, an increase of 29.5%. We wrote two contracts with European based clients for premium of $235.0 million and one contract with a North American based client for premium of $32.5 million during the year ended December 31, 2005. We wrote one annuity contract for premium of $196.5 million as well as a health contract for premium of $12.3 million in 2004.

Reinsurance premiums ceded. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $0.7 million for the year ended December 31, 2006 and $1.5 million for the year ended December 31, 2005, a decrease of 53.3%. Gross reinsurance premiums ceded for the life and annuity reinsurance segment were $0.7 million for the year ended December 31, 2004. The life and annuity reinsurance premium ceded relates to our quota share agreement with Grand Central Re. Effective January 2004, Grand Central Re stopped accepting new business and, accordingly, there has been a decline in premium ceded in 2006 and 2005 with the $0.7 million and $1.5 million relating to additional premiums ceded on contracts written in prior years.

Net premiums earned. Life and annuity reinsurance business written in each respective year was fully earned in that year.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $77.8 million for the year ended December 31, 2006 compared to $311.2 million for the year ended December 31, 2005. Benefits include regular changes in existing policy and claim liabilities together with benefits incurred on transactions written during the period. The decrease was principally due to the decline in premiums written and earned during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Benefits relating to the life and annuity reinsurance segment were $311.2 million for the year ended December 31, 2005 compared to $238.3 million for the year ended December 31, 2004, an increase of 30.6%. The increase was principally due to the recognition of losses associated with the premiums written and earned in the current year.

Acquisition costs. Acquisition costs were $1.7 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005 and $3.5 million for the year ended December 31, 2004. The acquisition costs on the life and annuity reinsurance transactions that we bind will vary from period to period depending on brokerage rates.

Interest expense. Interest expense was $5.2 million for the year ended December 31, 2006 compared to $3.3 million for the year ended December 31, 2005. Interest expense includes $2.4 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2006 compared to $1.4 million for the year ended December 31, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Interest expense also includes the accretion of interest expense on deposit liabilities, which comprise a number of annuities that are subject to discretionary withdrawal and a universal life reinsurance contract as prescribed under SFAS 97. These deposit liabilities are recorded on a net present value basis and an interest expense is accreted in order to grow the liability to the expected ultimate settlement amount.

Interest expense was $3.3 million for the year ended December 31, 2005 compared to $3.9 million for the year ended December 31, 2004. Interest expense includes $1.4 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2005 compared to $1.6 million for the year ended December 31, 2004.

General and administrative expenses. General and administrative expenses were $3.0 million for the year ended December 31, 2006 compared to $3.5 million for the year ended December 31, 2005 and $4.5 million for the year ended December 31, 2004. General and administrative expenses have varied in proportion to staffing levels in each of the years.

Net income (loss). Net income attributable to the life and annuity reinsurance segment for the year ended December 31, 2006 was $8.5 million compared to a loss of $2.2 million for the year ended December 31, 2005. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the assets generated by the segment. The increase in invested assets combined with improved returns on both fixed maturities and the Max Re Diversified portfolio has increased net income for the year ended December 31, 2006.

Net loss attributable to the life and annuity reinsurance segment was $2.2 million for the year ended December 31, 2005 compared to net income of $7.1 million for the year ended December 31, 2004. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the assets generated by the segment. The net income for the year ended December 31, 2005 includes a reduction of $0.9 million in investment returns compared to the year ended December 31, 2004 as a result of a lower return on the Max Re Diversified portfolio partially offset by an increase in invested assets.

Corporate Function

	2006	% change	2005	% change	2004
	In millions of US Dollars
Net investment income	$150.0	40.4%	$106.8	29.0%	$82.8
Less: net investment income allocated to underwriting segments	(82.5)		(70.0)		(50.2)

Balance of net investment income	67.5		36.8		32.6

Net gains on alternative assets	84.8	112.5%	39.9	(51.1)%	81.6
Less: net gains on alternative assets allocated to underwriting segments	(48.2)		(40.4)		(49.9)

Balance of net gains on alternative investments	36.6		(0.5)		31.7

Net realized gains (losses) on sale of fixed maturities	(5.8)	n/a	(0.7)	n/a	10.4

Other income	1.0	(78.3)%	4.6	(6.1)%	4.9

Interest expense	(12.4)	55.0%	(8.0)	100.0%	(4.0)

General and administrative expenses not included in segment results	(45.2)	62.6%	(27.8)	8.6%	(25.6)

Net income excluding segment results	$41.7	n/a	$4.4	n/a	$50.0

Net investment income. Net investment income, excluding realized and unrealized gains and losses, for the year ended December 31, 2006 increased $43.2 million to $150.0 million compared to $106.8 million for the year ended December 31, 2005, an increase of 40.4%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,996.9 million at December 31, 2005 to $3,470.0 million at December 31, 2006, resulting from cash flow from operations since December 31, 2005 and the additional capital we raised in the fourth quarter of 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2006 was 4.7% compared to 4.2% for the year ended December 31, 2005 reflecting an increase in average interest rates in 2006 compared to 2005.

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

Net gains on alternative investments. Net gains on the alternative investment portfolio were $84.8 million, or 6.96%, including a gain of $10.0 million from our private equity reinsurance investments, for the year ended December 31, 2006 compared to $39.9 million, or 3.34%, including a loss of $26.2 million from our private equity reinsurance investments, for the year ended December 31, 2005.

On December 28, 2006, as part of our plan to reduce the alternative investment allocation, Max Re consummated the sale of one of its private equity investments, an approximately 5% interest in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer, for a sale price equal to book value.

The return for the year ended December 31, 2006 is net of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our Diversified Arbitrage strategy. For 2006, the return from our Max Re Diversified fund of funds portfolio was 6.30%. This return reflected the returns available in the capital markets as represented by the average money market fund returning 4.82%, the Lehman Brothers Intermediate Aggregate Bond Index returning 4.32% and the Standard & Poors 500 Index returning 11.85%.

Net gains on the alternative investment portfolio were $39.9 million, or 3.34%, including a loss of $26.2 million from our private equity reinsurance investments, for the year ended December 31, 2005 compared to $81.6 million, or 8.23%, including a loss of $8.1 million from our private equity reinsurance investments, for the year ended December 31, 2004. Our investment in DaVinci was impacted by losses from hurricanes Katrina, Rita and Wilma in the year ended December 31, 2005 and by losses from hurricanes Charley, Frances, Ivan and Jeanne in the year ended December 31, 2004. DaVinci is a property catastrophe reinsurer and therefore, it was expected that losses would be incurred during periods where there are severe or frequent catastrophes. For 2005, the return from our Max Re Diversified fund portfolio was 5.88%. This return reflected the mediocre returns available in the capital markets as represented by the average money market fund returning 3.0%, the Lehman Brothers Intermediate Aggregate Bond Index returning 2.0% and the Standard & Poors 500 Index returning 3.0%.

Net realized gains on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized gains (losses) for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 of $(5.8) million, $(0.7) million and $10.4 million, respectively, are the result of the sale of fixed maturities in connection with normal portfolio rebalancing transactions.

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period. In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we have increased our cash and cash equivalent balances.

Interest expense. Interest expense was $12.4 million for the year ended December 31, 2006 compared to $8.0 million for the year ended December 31, 2005, an increase of 55.0%. Interest expense relates to interest on the bank loan at a rate based on LIBOR plus a spread and increased as LIBOR increased.

Interest expense was $8.0 million for the year ended December 31, 2005 compared to $4.0 million for the year ended December 31, 2004, an increase of 100.0%. Interest expense relates to interest on the bank loan at a rate based on LIBOR plus a spread and increased as LIBOR increased.

General and administrative costs. The increase in general and administrative costs over the last three years resulted principally from expenses associated with the expansion of our corporate staff. In addition, the increase in general and administrative expenses for the year ended December 31, 2006 results principally from increased fees for professional services related to the ARMC’s internal review announced on March 24, 2006 and reopened in October 2006 and the ongoing SEC investigation. In addition, included in general and administrative expenses are costs associated with the resignation of our former Chief Executive Officer and expenses related to our planned U.S. operation.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,535.9 million at December 31, 2006 compared to $4,223.2 million at December 31, 2005, an increase of 7.4%. The increase in cash and invested assets resulted principally from $528.6 million in cash flows from operations generated in the year ended December 31, 2006, offset by a decrease of $30.4 million in unrealized appreciation on our fixed maturities portfolio. The decline in unrealized appreciation on our fixed maturities portfolio principally relates to increases in interest rates. Our fixed maturities portfolio did not suffer any credit events during the year ended December 31, 2006.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,335.1 million at December 31, 2006 compared to $2,006.0 million at December 31, 2005, an increase of 16.4%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2006, partially offset by losses paid of approximately $200.0 million and net positive development due to the re-estimation of liabilities on prior year reserves of approximately $30.5 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $895.6 million at December 31, 2006 compared to $854.2 million at December 31, 2005. The increase was principally attributable to one new contract written in the year ended December 31, 2006, in addition to changes in policy and claim liabilities, and foreign exchange movements on, liabilities.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $538.0 million at December 31, 2006 compared to $453.6 million at December 31, 2005, an increase of 18.6%, principally reflecting losses ceded under our reinsurance and retrocessional agreements, partially offset by a reduction of recoveries of $15.0 million as a result of the re-estimation of liabilities on prior year reserves that had been ceded under our reinsurance agreements. Grand Central Re, our largest retrocessionaire, accounted for 41.3% of our losses and benefits recoverable at December 31, 2006. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 93.6% of its loss recoverable obligations.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 36.7% of losses recoverable at December 31, 2006 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 3% of total losses recoverable.

Bank loans. In February 2003, Max Re completed a $150.0 million sale of shares of Max Re Diversified to a third party financial institution. Simultaneous with the sale, Max Re entered into a total return swap with the purchaser of these shares whereby Max Re receives the return earned on the Max Re Diversified shares in exchange for a variable rate of interest based on LIBOR plus a spread. Max Re Diversified shares owned by Max Re with a fair value of $106.7 million at December 31, 2006 were pledged as collateral to which we are exposed to credit risk. Under GAAP, these transactions are viewed on a combined basis and are accounted for as a financing transaction, which results in the recording of a $150.0 million bank loan. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants. We are currently in discussions to amend the swap transaction, principally to extend the swap termination date.

Shareholders’ equity. Our shareholders’ equity increased to $1,390.1 million at December 31, 2006 from $1,185.7 million at December 31, 2005, an increase of 17.2%, principally reflecting net income of $216.9 million partially offset by a decrease in accumulated other comprehensive income of $26.7 million and the payment of dividends of $14.3 million during the year ended December 31, 2006.

Liquidity. We generated $528.6 million of cash from operations during the year ended December 31, 2006 compared to $394.5 million for the year ended December 31, 2005, an increase of 34.0%. The two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We write principally casualty business in the property and casualty reinsurance segment and the property and casualty insurance segment. The casualty business we generally write has a long claim-tail and it is expected that we will generate significant operating cash flow as we build loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect to see changes in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately five years and we expect to see increases in the amount of expected loss payments in future periods. We do not expect loss payments to exceed premiums written and collected and net investment income, and therefore expect to have continued positive cash flow. However, actual premiums written and collected, net investment income, and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our seven years of operating history and can access our credit facility described in Note 15 of our audited consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio at a gain or loss.

As a holding company, Max Re Capital’s principal assets are its investments in the common shares of its principal operating subsidiary, Max Re, and its other subsidiaries. Max Re Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Re. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2006, Max Re, which is required to have approximately $295.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,265.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of December 31, 2006 providing an aggregate of $720.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at December 31, 2006.

Capital resources. At December 31, 2006, our capital structure consisted of common equity. Total capitalization amounted to $1,390.1 million as compared to $1,185.7 million at December 31, 2005, an increase of 17.2%. We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We may attempt to access the capital markets within the next twelve months.

Max Re Capital’s Board of Directors declared a dividend of $0.05 per share on each of February 10, 2006 and April 28, 2006 and $0.07 per share on each of July 28, 2006 and October 26, 2006, payable to shareholders of record on February 24, 2006, May 12, 2006, August 11, 2006 and November 9, 2006, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On February 9, 2007, Max Re Capital’s board of directors declared a dividend of $0.07 per share to be paid on March 9, 2007 to shareholders of record on February 23, 2007.

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

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligations	$150,000	$150,000	$—	$—	$—
Operating lease obligations	14,626	2,464	5,209	4,655	2,298
Property and casualty losses	2,335,109	711,779	947,048	338,064	338,218
Life and annuity benefits	1,467,443	85,680	158,247	140,746	1,082,770
Deposit liabilities	236,471	32,211	22,821	65,131	116,308

Total	$4,203,649	$982,134	$1,133,325	$548,596	$1,539,594

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

The amounts in this table represent our gross estimates of known liabilities as of December 31, 2006 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the financial statements at December 31, 2006 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

Financial Accounting Standard No. 48—Accounting for Uncertainty in Income Taxes. FIN 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 must be applied beginning January 1, 2007. The Company is currently evaluating the impact of this guidance on the Company’s financial condition and results of operations.

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

As of December 31, 2006, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At December 31, 2006, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 5.43%, or approximately $164.4 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.67%, or approximately $141.4 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2006, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.79%, or approximately $8.4 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.79%, or approximately $8.4 million.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

Certain shortcomings are inherent in the method of analysis used in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and a change in individual issuer credit spreads.

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

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Part B. Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG Bermuda, the independent registered public accounting firm who also audited the company’s consolidated financial statements. KPMG Bermuda’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on page F-2 hereof.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required in response to this Item is contained under the captions “Proposal One—Election Of Directors Of The Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, to be filed on or about March 23, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “Max Re Capital Ltd. Code of Business Conduct and Ethics,” that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). The code is posted on our website at http://www.maxre.bm. We will disclose any changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.maxre.bm or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners, Officers and Directors,” “Employment Agreements,” “The Incentive Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of December 31, 2006 about Max Re Capital’s common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the board of directors under all of our existing equity compensation plans, including the 2000 Stock Incentive Plan, each as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,061,439	(1)	$18.14	2,141,390	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,061,439	(1)	$18.14	2,141,390	(2)

(1)	Includes 2,551,333 common shares issuable upon the exercise of options that were outstanding under the Incentive Plan as of December 31, 2006. The Incentive Plan was approved by the shareholders of Max Re Capital at the Annual General Meeting of Shareholders in 2000 and amendments to the Incentive Plan were approved by shareholders at the Annual General Meeting of Shareholders in 2002 and in 2005. Also includes 1,510,106 common shares issuable upon the exercise of warrants granted in 1999, 2000 and 2001 to certain Named Executive Officers and certain other employees pursuant to their respective employment agreements. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.
(2)	Represents the difference between the number of securities issuable under the Incentive Plan (8,000,000) and the number of securities issued under the Incentive Plan as of December 31, 2006, 5,858,610, which consist of options to acquire 2,551,333 common shares (net of exercises of 678,753 and forfeitures of 20,400) as well as 2,608,124 restricted shares.

The information required in response to this Item is contained under the caption “Security Ownership of Certain Beneficial Owners, Officers And Directors” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit	Description
3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Re Capital Ltd. (incorporated by reference to Exhibit 3.1 of Max Re Capital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of Max Re Capital’s Registration Statement No. 333-62006)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of Max Re Capital’s Registration Statement No. 333-62006)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among Max Re Capital Ltd., Max Re Ltd. and certain other signatories. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Registration Statement No. 333-62006)

10.2	Employment Agreement, effective as of November 13, 2006 and executed December 8, 2006, by and between the Max Re Capital Ltd. and W. Marston Becker. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006)

10.3	Employment Agreement, dated as of December 15, 1999, between Keith S. Hynes and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.5 of Max Re Capital’s Registration Statement No. 333-62006)

10.4	Employment Agreement, dated as of April, 2000, between Peter Minton and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.6 of Max Re Capital’s Registration Statement No. 333-62006)

10.5	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Registration Statement No. 333-62006)

10.6	Amendment to the 2000 Stock Incentive Plan, approved in May 2002 (incorporated by reference to Exhibit 10.8 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.7	Amendment to the 2000 Stock Incentive Plan, approved in April 2005. (incorporated by reference to Exhibit 10.7 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.8	Form of Stock Option Agreement

10.9	Form of Restricted Stock Award Agreement

10.10	Credit Agreement, dated as of June 1, 2005, among Max Re Capital Ltd. and Max Re Ltd., as borrowers, various financial institutions, as lenders, and ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents and Bank of America, N.A., as fronting bank and as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005)

10.11	First Amendment to Credit Agreement dated as of June 1, 2005 among Max Re Ltd. and Max Re Capital Ltd., as Borrowers, Various Financial Institutions, as lenders and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

10.12	Credit Agreement, dated December 22, 2006, by and between Max Re Ltd. as borrower and The Bank of Nova Scotia as the Lender. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006)

Exhibit	Description
10.13	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Re Ltd. and ING Bank N.V., London Branch. (incorporated by reference to Exhibit 10.1 of Max Re Capital’s Current Report on Form 8-K filed on November 29, 2004)

10.14	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Re Ltd. (incorporated by reference to Exhibit 10.13 of Max Re Capital’s Registration Statement No. 333-62006)

10.15	Insurance Management Agreement among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo- und Vereinsbank AG and Grand Central Re Limited dated as of May 10, 2001. (incorporated by reference to Exhibit 10.15 of Max Re Capital’s Registration Statement No. 333-62006)

10.16	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Re Ltd. and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	Second Amended and Restated Customer Agreement and Trading Authorization, dated as of February 14, 2006, between Max Re Diversified Strategies Ltd. and Alstra Capital Management, LLC. (incorporated by reference to Exhibit 10.19 of Max Re Capital’s Annual Report on Form 10-K for the year ended December 31, 2005)

21.1	Schedule of Group Companies.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Re Capital Ltd. (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Re Capital Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX RE CAPITAL LTD.

/s/ W. MARSTON BECKER
W. Marston Becker
Chief Executive Officer

February 16, 2007

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Marston Becker, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. MARSTON BECKER	/s/ KEITH S. HYNES
W. Marston Becker	Keith S. Hynes
Chief Executive Officer and Director (Principal executive officer)	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 16, 2007	Date: February 16, 2007

/s/ MARIO P. TORSIELLO	/s/ ZACK H. BACON, III
Mario P. Torsiello Director	Zack H. Bacon, III Director

Date: February 16, 2007	Date: February 16, 2007

/s/ JOHN R. BARBER	/s/ JAMES L. ZECH
John R. Barber Director	James L. Zech Director

Date: February 16, 2007	Date: February 16, 2007

/s/ WILLIAM KRONENBERG III	/s/ WILLIAM H. HEYMAN
William Kronenberg III Director	William H. Heyman Director

Date: February 16, 2007	Date: February 16, 2007

/s/ WILLIS T. KING, JR.	/s/ PETER A. MINTON
Willis T. King, Jr. Director	Peter A. Minton Director

Date: February 16, 2007	Date: February 16, 2007

/s/ STEVEN M. SKALA
Steven M. Skala Director

Date: February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited the accompanying consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Re Capital Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Max Re Capital Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chartered Accountants

Hamilton, Bermuda

February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Max Re Capital Ltd.

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting”, that Max Re Capital Ltd. maintained effective internal control over financial reporting as of December 31 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Max Re Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Max Re Capital Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Max Re Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Max Re Capital Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants

Hamilton, Bermuda

February 16, 2007

MAX RE CAPITAL LTD.

Consolidated Balance Sheets

December 31, 2006 and 2005

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2006	2005
Assets
Cash and cash equivalents	$441,895	$314,031
Fixed maturities, available for sale at fair value	3,028,108	2,682,864
Alternative investments, at fair value	1,065,874	1,226,324
Accrued interest income	38,922	32,632
Premiums receivable	390,889	398,666
Losses and benefits recoverable from reinsurers	538,009	453,641
Funds withheld	15,385	16,932
Deferred acquisition costs	49,064	69,015
Prepaid reinsurance premiums	104,443	83,493
Trades pending settlement	136,563	4,565
Other assets	39,832	23,001

Total assets	$5,848,984	$5,305,164

Liabilities
Property and casualty losses	$2,335,109	$2,006,032
Life and annuity benefits	895,560	854,224
Deposit liabilities	204,389	225,328
Funds withheld from reinsurers	254,723	271,992
Unearned property and casualty premiums	436,476	442,976
Reinsurance balances payable	79,506	90,781
Accounts payable and accrued expenses	103,160	78,111
Bank loan	150,000	150,000

Total liabilities	4,458,923	4,119,444

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 60,276,560 (2005—58,829,354) shares issued and outstanding	60,277	58,829
Additional paid-in capital	950,862	921,384
Loans receivable from common share sales	—	(465)
Unearned stock grant compensation	(17,570)	(14,574)
Accumulated other comprehensive income (loss)	(21,688)	4,981
Retained earnings	418,180	215,565

Total shareholders’ equity	1,390,061	1,185,720

Total liabilities and shareholders’ equity	$5,848,984	$5,305,164

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2006	2005	2004
Revenues
Gross premiums written	$865,197	$1,246,031	$1,043,601
Reinsurance premiums ceded	(230,546)	(198,974)	(162,521)

Net premiums written	$634,651	$1,047,057	$881,080

Earned premiums	$875,244	$1,247,584	$1,068,172
Earned premiums ceded	(210,236)	(194,085)	(168,223)

Net premiums earned	665,008	1,053,499	899,949
Net investment income	150,030	106,835	82,815
Net gains on alternative investments	84,750	39,885	81,648
Net realized gains (losses) on sale of fixed maturities	(5,798)	(743)	10,447
Other income	1,021	4,635	4,890

Total revenues	895,011	1,204,111	1,079,749

Losses and expenses
Losses and benefits	497,969	1,039,465	751,442
Acquisition costs	78,933	76,224	116,862
Interest expense	13,832	22,764	20,644
General and administrative expenses	87,389	56,153	49,047

Total losses and expenses	678,123	1,194,606	937,995

Net income	216,888	9,505	141,754
Change in net unrealized appreciation of fixed maturities	(30,441)	(13,364)	(7,140)
Foreign currency translation adjustment	3,772	(3,882)	3,577

Comprehensive income (loss)	$190,219	$(7,741)	$138,191

Basic earnings per share	$3.64	$0.20	$3.10

Diluted earnings per share	$3.43	$0.18	$2.92

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2006	2005	2004
Common shares
Balance—beginning of year	$58,829	$45,826	$45,185
Issue of shares	1,449	13,338	910
Repurchase of shares	(1)	(335)	(269)

Balance—end of year	60,277	58,829	45,826

Additional paid-in capital
Balance—beginning of year	921,384	643,444	629,187
Issue of common shares	27,122	297,117	18,266
Direct equity offering expenses	—	(13,134)	—
Repurchase of shares	(17)	(7,025)	(4,581)
Stock option amortization	2,373	982	572

Balance—end of year	950,862	921,384	643,444

Loans receivable from common share sales
Balance—beginning of year	(465)	(10,515)	(11,965)
Loans granted	—	—	—
Loans repaid	465	10,050	1,450

Balance—end of year	—	(465)	(10,515)

Unearned stock grant compensation
Balance—beginning of year	(14,574)	(13,294)	(4,032)
Stock grants awarded	(17,068)	(11,294)	(15,983)
Amortization	14,072	10,014	6,721

Balance—end of year	(17,570)	(14,574)	(13,294)

Accumulated other comprehensive income (loss)
Balance—beginning of year	4,981	22,227	25,790
Holding gains (losses) on fixed maturities arising in year	(36,239)	(14,107)	3,307
Net realized (gains) losses included in net income	5,798	743	(10,447)
Currency translation adjustments	3,772	(3,882)	3,577

Balance—end of year	(21,688)	4,981	22,227

Retained earnings
Balance—beginning of year	215,565	215,015	78,748
Net income	216,888	9,505	141,754
Dividends paid	(14,273)	(8,955)	(5,487)

Balance—end of year	418,180	215,565	215,015

Total shareholders’ equity	$1,390,061	$1,185,720	$902,703

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

	2006	2005	2004
Operating activities
Net income	$216,888	$9,505	$141,754
Adjustments to reconcile net income to net cash from operating activities:
Amortization of unearned stock based compensation	16,445	10,996	7,293
Amortization of premium on fixed maturities	6,052	9,293	9,186
Accretion of deposit liabilities	(6,513)	4,652	9,537
Net realized (gains) losses on sale of fixed maturities	5,798	743	(10,447)
Alternative investments	160,626	(107,787)	(288,132)
Accrued interest income	(6,290)	(8,375)	(9,649)
Premiums receivable	7,777	(135,952)	126,679
Losses and benefits recoverable from reinsurers	(84,368)	(113,518)	(127,210)
Funds withheld	1,547	667	(17,543)
Deferred acquisition costs	19,951	(14,245)	32,346
Prepaid reinsurance premiums	(20,950)	(4,156)	5,883
Trades pending settlement	(131,998)	(4,565)	—
Other assets	(16,831)	3,383	(356)
Property and casualty losses	329,077	550,933	463,412
Life and annuity benefits	41,336	188,123	186,002
Funds withheld from reinsurers	(17,269)	(13,068)	74,564
Unearned property and casualty premiums	(6,500)	(4,657)	(23,992)
Reinsurance balances payable	(11,275)	40,523	(24,435)
Accounts payable and accrued expenses	25,049	(17,967)	52,303

Cash from operating activities	528,552	394,528	607,195

Investing activities
Purchases of fixed maturities	(1,108,748)	(1,789,339)	(1,683,884)
Sales of fixed maturities	555,918	1,181,516	1,100,398
Redemptions of fixed maturities	165,119	58,061	26,489

Cash used in investing activities	(387,711)	(549,762)	(556,997)

Financing activities
Net proceeds from issurance of common shares	11,503	286,027	3,193
Repurchase of common shares	(18)	(7,360)	(4,850)
Dividends	(14,273)	(8,955)	(5,487)
Additions to deposit liabilities	25,587	9,772	47,586
Payments of deposit liabilities	(40,013)	(55,575)	(57,995)
Notes and loans repaid	465	10,050	1,450

Cash from (used in) financing activities	(16,749)	233,959	(16,103)

Effect of exchange rate on cash	3,772	(3,882)	3,577
Net increase in cash and cash equivalents	127,864	74,843	37,672
Cash and cash equivalents, beginning of year	314,031	239,188	201,515

Cash and cash equivalents, end of year	$441,895	$314,031	$239,187

Supplemental Disclosure of Cash Flow Information
Interest paid	$12,384	$10,269	$4,281
Taxes paid	$1,430	$1,058	$813

See accompanying notes to consolidated financial statements

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

1. General

Max Re Capital Ltd. (“the Company”) was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Re Ltd. (“Max Re”). Max Re is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. In December 2006, the Company formed Max USA Holdings Ltd. as a holding company for its US insurance operations.

2. Significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the financial statements of Max Re Capital Ltd., Max Re, Max Re Managers Ltd. and Max USA Holdings Ltd. together with Max Re’s subsidiaries, Max Europe Holdings Limited and Max Re Diversified Strategies Ltd. (“Max Re Diversified”). All significant inter-company balances and transactions have been eliminated.

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

(b) Premium revenue recognition

Property and Casualty

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Premiums are recorded at the inception of the policy and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding changes in underlying exposures insured is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined. Unearned premiums represent the portion of premiums written which relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

Certain contracts that the Company writes are retrospectively rated and additional premium is due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and the only element of management judgment involved is with respect to the estimate of the amount of losses that the Company expects to be ceded to it. Additional premiums are recognized at the

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

2. Significant accounting policies—(Continued)

(b) Premium revenue recognition—(Continued)

time loss thresholds specified in the contract are exceeded and are earned over the policy period. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Certain contracts that the Company writes, particularly the property and casualty catastrophe reinsurance risks, provide for reinstatement of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured. The Company accrues for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time losses are recorded and are earned on a pro rata basis over the coverage period.

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

2. Significant accounting policies—(Continued)

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

Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) a reinsurance private equity investment. Investments in limited partnerships and trading entities are classified as trading securities and are carried at the net asset value reported by the respective entity. These entities generally carry their trading positions and investments, the majority of which have underlying securities with quoted market prices, at fair value as determined by their respective investment managers. The change in net asset value is included in net gains on alternative investments and recognized in net income. Investments in reinsurance private equity investments where the Company has a meaningful ownership position and significant influence over operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments. The Company’s share of income or loss from these investments is included in net gains on alternative investments and recognized in net income. The Company’s share of unrealized gains and losses on fixed maturities held by these unquoted equity investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity.

(d) Fee revenue recognition

Transaction structuring and advisory fees are earned as the services generating the fees are performed.

(e) Losses and benefits

Property and Casualty Losses

The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. In estimating reserves, the Company utilizes a variety of standard actuarial methods. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. Newly reported loss information from clients is the principal contributor to changes in the loss reserve estimates. These estimates, which generally involve actuarial projections, are based upon an

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

2. Significant accounting policies—(Continued)

(e) Losses and benefits—(Continued)

assessment of known facts and circumstances, as well as estimates of future trends in claims severity and frequency, judicial theories of liability factors, including the actions of third parties, which are beyond the Company’s control.

The Company relies on data reported by clients when calculating reserves. The quality of the data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by the Company’s actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisions with submission data and industry loss data, claims audits and inquiries about the methods of establishing case reserves associated with large industry events. There is often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying the Company of the new or revised case reserves. When determining reserves, the Company also considers historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation.

The Company believes the provision for outstanding losses and benefits will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined.

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

(f) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants and ceding commissions paid to the Company’s clients and are net of ceding commissions recovered by the Company from its reinsurers. Acquisition costs are amortized over the period in which the related premiums are earned or, for universal life reinsurance contracts and for deferred annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future income, including investment income, by evaluating whether a loss is probable on the unexpired portion of policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

2. Significant accounting policies—(Continued)

(g) Translation of foreign currencies

Assets and liabilities of foreign entities, whose functional currency is not the U.S. dollar, are translated at year end exchange rates. Revenue and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the translation adjustments for foreign entities is included in accumulated other comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items, are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.

(h) Cash and cash equivalents

The Company considers all time deposits and money market instruments with an original maturity of ninety days or less as equivalent to cash.

(i) Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.

(j) Fair value of financial instruments

The fair values of assets and liabilities not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates.

3. Investments

(a) The fair values and amortized cost of fixed maturities at December 31, 2006 and 2005 were as follows:

2006	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$563,248	$4,903	$(7,932)	$560,219
U.S. Corporate Securities	1,417,312	4,599	(18,180)	1,403,731
Other Corporate Securities	32,525	107	(353)	32,279
Asset and Mortgage Backed Securities	599,342	847	(7,389)	592,800
Collateralized Mortgage Obligations	441,046	2,060	(4,027)	439,079

	$3,053,473	$12,516	$(37,881)	$3,028,108

2005	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$553,907	$16,119	$(4,972)	$565,054
U.S. Corporate Securities	1,244,916	14,784	(12,527)	1,247,173
Other Corporate Securities	39,396	372	(637)	39,131
Asset and Mortgage Backed Securities	535,934	1,619	(7,009)	530,544
Collateralized Mortgage Obligations	303,460	1,044	(3,542)	300,962

	$2,677,613	$33,938	$(28,687)	$2,682,864

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

3. Investments—(Continued)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2006 and 2005.

	2006		2005
	Fair Value	%	Fair Value	%
U.S. Government and Agencies(1)	$873,235	28.8	$607,710	22.7
AAA	1,115,110	36.8	1,065,844	39.7
AA	312,020	10.3	252,362	9.4
A	704,340	23.3	724,739	27.0
BBB	23,403	0.8	32,209	1.2

	$3,028,108	100.0	$2,682,864	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage Backed Securities with a fair value of $313,016 (2005—$42,656).

(b) The maturity distribution for fixed maturities held at December 31, 2006 was as follows:

	Amortized Cost	Fair Value
Within one year	$278,208	$276,771
From one to five years	1,043,931	1,032,988
From five to ten years	338,394	333,696
More than ten years	1,392,940	1,384,653

	$3,053,473	$3,028,108

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(c) Investment income earned for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2005	2004	2006
Interest earned on fixed maturities, cash and cash equivalents	$157,915	$117,677	$89,728
Interest earned on funds withheld	1,015	670	4,311
Amortization of premium on fixed maturities	(6,052)	(9,293)	(9,186)
Investment expenses	(2,848)	(2,219)	(2,038)

	$150,030	$106,835	$82,815

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

3. Investments—(Continued)

(d) The net realized gains (losses) and the change in net unrealized appreciation on fixed maturities and reinsurance private equity investments (collectively “investments”) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized gains:
Gross realized gains	$11,143	$18,874	$19,848
Gross realized losses	(16,941)	(19,617)	(9,401)

Net realized gains (losses) on sale of fixed maturities	(5,798)	(743)	10,447
Net change in unrealized appreciation of investments	(30,441)	(13,364)	(7,140)

Total net realized gains (losses) and change in unrealized appreciation on investments	$(36,239)	$(14,107)	$3,307

(e) The Company endeavors to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. As the Company has the intent and ability to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time reducing the size of any unrealized gains or losses. The only time the Company would expect to realize an other than temporary impairment on a fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,191 securities, 647 had unrealized losses at December 31, 2006. Fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2006 and 2005 were as follows:

	Less than 12 months		12 months or longer		Total
2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$318,008	$7,017	$31,030	$915	$349,038	$7,932
U.S. Corporate Securities	849,830	17,239	27,420	941	877,250	18,180
Other Corporate Securities	25,360	353	—	—	25,360	353
Asset and Mortgage Backed Securities	376,658	7,304	4,914	85	381,572	7,389
Collateralized Mortgage Obligations	215,135	4,005	816	22	215,951	4,027

	$1,784,991	$35,918	$64,180	$1,963	$1,849,171	$37,881

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

3. Investments—(Continued)

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

(f) The majority of the Company’s alternative investments at December 31, 2006 comprise a funds portfolio owned by Max Re Diversified and managed by Alstra Capital Management, LLC (“the Manager”), an affiliate of one of the Company’s directors. Prior to October 1, 2005, the Manager was a subsidiary of Moore Capital Management, LLC (“MCM”) and an affiliate of certain of the Company’s shareholders. As of October 1, 2005, the senior management team of the Manager became the majority shareholder of the Manager. As of December 31, 2006, Max Re Diversified was invested in approximately 40 underlying alternative investment funds representing the following investment strategies: commodity trading, distressed investing, diversified arbitrage, emerging market, event driven arbitrage, fixed income arbitrage, global macro, long/short credit, long/short equity, and opportunistic investing. Certain funds in the portfolio are managed by MCM. For the year ended December 31, 2006, the Company paid MCM $3,436 (2005—$3,909; 2004—$3,241) for investment management services. In addition, as the fund advisor of Max Re Diversified, the Manager earned $8,896 for the year ended December 31, 2006 (2005—$7,916; 2004—$6,391).

All investment fees incurred on the alternative investments are included in net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(g) In May 2001, the Company made an initial equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. The Board of Directors of Grand Central Re placed the company into run-off in 2004. As a result of this decision, Grand Central Re requested and received permission from the Bermuda Minister of Finance to return a portion of its capital to shareholders in 2005. As a result of capital being returned the Company’s remaining initial equity investment is $4,500 at December 31, 2006 (2005—$4,500).

Max Re Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2006 were approximately $800 (2005—$4,624; 2004—$4,777) and are included in other income in the accompanying consolidated statements of income and comprehensive income.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

3. Investments—(Continued)

Max Re entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Re also entered into an aggregate stop loss contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Re on one of its underlying reinsurance contracts. Max Re did not cede any new business to Grand Central Re in 2006, 2005 or 2004.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	2006	2005	2004
Prepaid reinsurance premiums	$—	$—	$6,750
Losses recoverable from reinsurers	222,087	237,422	234,049
Funds withheld from reinsurers	221,371	229,046	258,220
Deposit liabilities	29,137	36,396	43,465
Reinsurance balances payable	25,133	30,367	9,186
Reinsurance premiums ceded	3,238	31,132	19,292
Earned premiums ceded	3,238	37,882	48,014
Losses and benefits	1,801	41,076	59,815
Interest expense	9,354	7,351	8,128

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

(h) In December 2001, the Company made an equity investment of $50,000 in Class D shares of DaVinci Re Holdings Ltd., and its operating subsidiary DaVinci Reinsurance Ltd. (“DaVinci”), representing 12.5% of its share capital. DaVinci is a Bermuda-based property catastrophe reinsurer, managed by Renaissance Underwriting Managers, Ltd. The investment in DaVinci is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. In December 2005, DaVinci raised additional share capital and the Company chose not to participate in the transaction. The Company’s holding was reduced to approximately 5% of its share capital at December 31, 2005. The Company sold its entire investment in the Class D shares of DaVinci at a price equal to book value in December 2006.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

4. Property and casualty losses and loss adjustment expenses

The establishment of the provision for outstanding losses and loss adjustment expenses is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a large variety of factors. These factors include the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity and frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business assumed.

Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company’s management and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management and settlement practices, the effect of inflationary trends on future claims settlement costs, court decisions, economic conditions and public attitudes. In addition, time can be a critical part of the provision determination, since the longer span between incidence of a loss and the payment or settlement of the claims, the more variable the ultimate settlement amount can be. Consequently, the establishment of the provision for outstanding losses and benefits relies on the judgement and opinion of a large number of individuals, on historical precedent and trends, on prevailing legal, economical, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimate made.

The summary of changes in outstanding property and casualty losses at December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Gross balance at January 1	$2,006,032	$1,455,099	$991,687
Less: Reinsurance recoverables and deferred charges	(409,395)	(298,086)	(166,222)

Net balance at January 1	1,596,637	1,157,013	825,465

Incurred losses related to:
Current year	430,396	588,876	513,103
Prior years	(10,177)	139,377	91

Total incurred	420,219	728,253	513,194

Paid losses related to:
Current year	(15,688)	(65,596)	(64,274)
Prior years	(169,008)	(217,637)	(119,269)

Total paid	(184,696)	(283,233)	(183,543)

Foreign currency revaluation	7,402	(5,396)	1,897
Net balance at December 31	1,839,562	1,596,637	1,157,013
Plus: Reinsurance recoverables and deferred charges	495,547	409,395	298,086

Gross balance at December 31	$2,335,109	$2,006,032	$1,455,099

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

4. Property and casualty losses and loss adjustment expenses—(Continued)

Year ended December 31, 2006

Incurred losses related to prior years of ($10,177) for the year ended December 31, 2006 are comprised of three components: decrease in losses arising from changes in premium estimates of ($4,252), amortization of deferred charges on retroactive contracts of $791 and an decrease in losses arising from re-estimation of liabilities of ($6,716). Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The net favourable loss development of ($6,716) arising from the re-estimation of liabilities principally relates to the Company’s 2003 excess liability insurance products, which are developing more favorably than originally estimated. Accordingly, the Company reduced gross reserves by $35.5 million and losses recoverable from reinsurers by $15.0 million, to reflect the change in estimates. In addition, there has been partially offsetting adverse development on the property and casualty reinsurance business, including $8.6 million in relation to the Company’s 2005 hurricane losses.

Year ended December 31, 2005

Incurred losses related to prior years of $139,377 for the year ended December 31, 2005 primarily comprise three components: losses arising from changes in premium estimates of $386, amortization of deferred charges on retroactive contracts of $4,407 and an increase in losses arising from re-estimation of liabilities of $134,584. The net unfavorable loss development of $134,584 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment. The net adverse development primarily relates to two alternative risk reinsurance contracts where reserves were strengthened based on additional loss activity reported to our client and loss activity greater than originally estimated. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses in excess of pre-determined thresholds, additional premiums were recorded and earned in the amount of $181,996. The net effect of the development on income was a charge of $25,208. Additional details on the two contracts and the information that resulted in the recognition of additional loss activity follows.

The first contract is an alternative risk transfer excess of loss contract that covers workers compensation business written by our client in 2001. The contract has two provisions for additional premiums when subject losses reach specific thresholds. The Company has historically found the clients estimate of ultimate losses to be below the level estimated by the Company. At December 31, 2004, the Company’s estimate was $212,000 compared to the client’s loss estimate of $199,300. During 2005, the client’s loss estimate increased to a level that exceeded the Company’s estimate due to additional loss activity reported to our client. Based on the additional information the Company determined the need to record additional losses to the limit of the contract and, accordingly, it recognized $59.0 million in additional losses during 2005.

The second contract is a three year whole account coverage alternative risk transfer excess of loss contract that incepted in 2002. The contract has three provisions for additional premiums when subject losses reach specific thresholds and depending on the type of losses. While the Company’s recorded net loss estimate at December 31, 2004

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

4. Property and casualty losses and loss adjustment expenses—(Continued)

was consistent with amounts being reported by the client, the number and value of losses reported by the client was higher than originally expected on the contract. Consequently, during 2005 the Company initiated and conducted a claims audit of the client’s records to verify the loss estimates. Based on the results of the claims audit and additional actuarial analysis completed in 2005, the Company determined that loss activity was greater than originally estimated and that losses under the contract would reach the aggregate limits. Accordingly the Company recognized $152,600 in additional losses during 2005.

Year ended December 31, 2004

Incurred losses related to prior years of $91 for the year ended December 31, 2004 are comprised of two components: losses arising from changes in premium estimates of ($5,643) and an increase in losses arising from re-estimation of liabilities of $5,734. The net adverse loss development of $5,734 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment and results from contracts where reserves have been strengthened based on changes in the underlying clients’ loss history and predominantly relates to workers’ compensation and whole account coverages. The adverse development is partially offset by the final settlement of contractual obligations through commutations at amounts lower than reserved.

Included in deposit liabilities is $137,323 (2005—$154,955) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

5. Life and annuity benefits

Life and annuity benefits at December 31, 2006 and 2005 was as follows:

	2006	2005
Life	$139,988	$144,908
Annuities	560,932	487,969
Accident and health	194,640	221,347

	$895,560	$854,224

Losses recoverable relating to life and annuity contracts of $42,462 in 2006 (2005—$44,413) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

All annuities included in life and annuity benefits in the accompanying consolidated balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2006 are annuities of $6,004 (2005—$6,996), which are subject to discretionary withdrawal. Deposit liabilities also include $51,486 (2005—$53,642) representing the account value of a universal life reinsurance contract as prescribed under SFAS 97—Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

6. Reinsurance

The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits expenses are net of losses and benefits recoverable of $113,899 in 2006 (2005—$163,318; 2004—$138,974) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. With the exception of Grand Central Re which is rated “NR4” by A.M. Best Company and one other reinsurer, all of the Company’s remaining recoverables are with reinsurers rated “A- (excellent)” or higher by A.M. Best Company. The Company retains funds from Grand Central Re amounting to approximately 93.6% of their loss recoverable obligation. Losses recoverable from the remaining reinsurer rated below “A-” are less than 3% of total losses recoverable. The Company has net uncollateralized recoverables of approximately $265.0 million which are divided between 14 reinsurers rated “A–” or better by A.M. Best Company.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2006, 2005 and 2004 was as follows:

Property and casualty	Premiums written			Premiums earned
	2006	2005	2004	2006	2005	2004
Direct	$396,594	$355,296	$248,068	$373,913	$301,213	$217,543
Assumed	423,555	615,720	583,234	456,283	671,356	638,330
Ceded	(229,816)	(197,505)	(161,814)	(209,506)	(192,616)	(167,516)

Net	$590,333	$773,511	$669,488	$620,690	$779,953	$688,357

Life and annuity	Premiums written			Premiums earned
	2006	2005	2004	2006	2005	2004
Assumed	$45,048	$275,015	$212,299	$45,048	$275,015	$212,299
Ceded	(730)	(1,469)	(707)	(730)	(1,469)	(707)

Net	$44,318	$273,546	$211,592	$44,318	$273,546	$211,592

Total	$634,651	$1,047,057	$881,080	$665,008	$1,053,499	$899,949

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

On February 18, 2003, the Company and the third party financial institution mutually terminated the swap transaction described above and, immediately following the

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

7. Bank loan—(Continued)

termination, the Company completed a $150,000 sale of shares of Max Re Diversified to the same third party financial institution and entered into a total return swap with the purchaser on similar terms as the terminated transaction. Under GAAP, these transactions are viewed on a combined basis and accounted for as a financing transaction, which resulted in the recording of a $150,000 bank loan. The swap transaction was amended in February 2005, principally to extend the swap termination date to February 2007, with provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Re Diversified net asset value. At termination, the purchaser has the option to sell the Max Re Diversified shares to the Company at a price equal to the fair value of the Max Re Diversified shares on the date of repurchase. Max Re Diversified shares owned by Max Re with a fair value of $106,739 at December 31, 2006 were pledged as collateral to which the Company is exposed to credit risk.

8. Pension and deferred compensation plans

The Company sponsors a number of defined contribution retirement plans including a plan under the Bermuda National Pension Scheme Act, 1998, a qualified 401k plan for U.S. citizens, a separately administered defined contribution plan for the Irish subsidiary companies as well as a deferred compensation plan. The Company also has established a qualified 401k plan for its U.S. subsidiary. Under these plans, employees’ contributions are matched by the Company up to 10% of salary. Company contributions are subject to vesting provisions. Pension expenses totaled $1,754 for the year ended December 31, 2006 (2005—$1,522; 2004—$1,165).

9. Loans receivable from common share sales

Certain members of management entered into full recourse loans with the Company in connection with their investment in the Company in 2001 pursuant to the terms of their employment agreements. During 2006, their loans were fully repaid. Amounts outstanding at December 31, 2005 and 2004 were $465 and $10,515, respectively. The loans had maturity dates on or before August 2006 and were secured by the shares issued. Interest was charged at applicable federal rates that are published by the U.S. Internal Revenue Service and was payable annually in arrears. Interest earned on the loans amounted to $8 for the year ended December 31, 2006 (2005—$75; 2004—$192) and is included in net investment income in the accompanying consolidated statements of income and comprehensive income.

10. Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to certain provisions of our bye-laws that reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise to less than 9.5% of total voting power of our capital stock unless waived by the Board of Directors.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

10. Shareholders’ equity—(Continued)

Warrants

In connection with the issuance of certain shares, the Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2004	9,239,994	9,124,762	$15.31
Warrants exercised	(101,783)		$15.18

Balance, December 31, 2005	9,138,211	9,138,211	$15.31	$5.77	$15.00-$18.00
Warrants exercised	(338,304)		$15.35

Balance, December 31, 2006	8,799,907	8,799,907	$15.31	$5.76	$15.00-$18.00

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

Options that have been granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant, and have a maximum ten-year term. The fair value of awards granted under the Plan are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of the Company. Shares issued under the Plan are made available from authorized but unissued shares.

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

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

11. Stock incentive plan—(Continued)

SFAS 123R requires consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees. The Company has considered expected forfeitures and awards granted to retirement-eligible employees in the determination of stock-based compensation expense and they did not have a material effect on operating results during the year.

If the Company were to recognize compensation expense over the relevant service period under the fair value method of SFAS No. 123R with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased from the amount reported for the years ended December 31, 2005 and 2004, resulting in pro forma net income and earnings per share as follows:

	2005	2004
Net income, as reported	$9,505	$141,754
Add: Stock-based employee compensation expense included in reported net income	982	572
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,204)	(2,847)

Pro forma net income	$8,283	$139,479

Earnings per share, as reported
Basic	$0.20	$3.10
Diluted	$0.18	$2.92
Earnings per share, pro forma
Basic	$0.17	$3.05
Diluted	$0.16	$2.87

The Company granted 940,884, 64,123 and 57,000 stock options for the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with SFAS 123, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2006	2005	2004
Option valuation assumptions:
Expected option life	7 years	7 years	7 years
Expected dividend yield	0.91%	0.73%	0.55%
Expected volatility	15.16%	22.55%	18.00%
Risk-free interest rate	4.61%	4.65%	4.69%

The Company recognized $2,373, $982 and $572 of stock-based compensation expense related to stock option awards for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2006, the total compensation cost related to non-vested stock option awards not yet recognized was $4,743, which is expected to be recognized over a weighted average period of 3.9 years.

Total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $3,968, $1,412 and $169, respectively. The intrinsic value of stock options outstanding at December 31, 2006 is $15,271 (vested options—$14,402).

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

11. Stock incentive plan—(Continued)

A summary of Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2003	2,124,921	2,188,479	985,918	$15.15		$10.26-$18.00
Options granted	(57,000)	57,000		$20.43	$6.37	$18.05-$22.74
Options exercised	—	(57,500)		$15.88		$15.66-$16.00
Options forfeited	—	(19,000)		$15.49		$15.00-$18.00
Stock grants	(16,300)
Restricted stock issued	(706,700)

Balance, December 31, 2004	1,344,921	2,168,979	1,314,512	$15.29	$5.15	$10.26-$22.74
Increase in shares available	3,000,000
Options granted	(64,123)	64,123		$25.49	$7.02	$23.08-$26.70
Options exercised	—	(166,233)		$15.88		$15.00-$19.48
Stock grants	(1,250)
Restricted stock issued	(525,650)
Restricted stock forfeited	9,717

Balance, December 31, 2005	3,763,615	2,066,869	1,557,371	$15.54	$5.17	$10.26-$26.70
Increase in shares available	—
Options granted	(940,884)	940,884		$27.06	$7.08	$23.21-$36.26
Options exercised	—	(455,020)		$15.51		$11.50-$16.00
Options forfeited	—	(1,400)		$20.94		$11.19-$24.84
Restricted stock issued	(770,078)
Restricted stock forfeited	88,737

Balance, December 31, 2006	2,141,390	2,551,333	1,692,204	$19.82	$5.85	$10.26-$36.26

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

11. Stock incentive plan—(Continued)

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $14,072, $10,014 and $6,721 for years ended December 31, 2006, 2005 and 2004, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2006, and changes during the year ended December 31, 2006, follow:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
Balance, December 31, 2005	1,534,427	$20.04
Restricted Stock Granted	770,078	$24.89
Restricted Stock Vested	(555,166)	$15.74
Restricted Stock Forfeited	(88,737)	$24.05

Balance, December 31, 2006	1,660,602	$23.50

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

The Company’s Irish and United States subsidiaries will be subject to corporate taxes and premium taxes in their respective jurisdictions. The total tax charge recorded in the company’s Irish subsidiaries is approximately $1,100, $972 and $879 for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations, Max Re is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2006 was approximately $295,000 and actual statutory capital and surplus was approximately $1,265,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

13. Statutory requirements and dividend restrictions—(Continued)

Max Re is also required under its Class 4 licence to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2006, the Company met the minimum liquidity ratio requirement.

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited is required to maintain technical reserves and a minimum solvency margin. As of December 31, 2006, Max Insurance Europe Limited maintains sufficient technical reserves and met the minimum solvency margin requirement.

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda, Ireland and the United States. Max Re and Max Insurance Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their statutory surplus below the required minimum. Max Re is also subject to certain restrictions under its credit facilities that affect its ability to pay dividends to the Company. The Company paid dividends of $0.24 per share in 2006 compared to $0.18 per share and $0.12 per share during 2005 and 2004, respectively.

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Basic earnings per share:
Net income	$216,888	$9,505	$141,754
Weighted average common shares outstanding	59,655,636	48,685,954	45,703,410

Basic earnings per share	$3.64	$0.20	$3.10

Diluted earnings per share:
Net income	$216,888	$9,505	$141,754

Weighted average ordinary shares outstanding—basic	$59,655,636	$48,685,954	$45,703,410
Conversion of warrants	3,201,888	3,146,532	2,308,438
Conversion of options	401,276	723,529	556,921

Weighted average ordinary shares outstanding—diluted	63,258,800	52,556,015	48,568,769

Diluted earnings per share	$3.43	$0.18	$2.92

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

15. Commitments and contingencies

(a) Concentrations of credit risk

The Company’s portfolio of cash and fixed maturities is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of fixed maturities.

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

The Company’s investments are held by three different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes which are certified annually.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the year ended December 31, 2006 was $1,706. The rent and maintenance expense under operating leases will range from $2,463 to $2,606 over the next five years.

(c) Credit facilities

The Company has three credit facilities as of December 31, 2006. The Company’s primary credit facility, entered into in June 2005 and amended in December 2006, provides $600,000 of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Re Capital. The Company amended this facility principally to increase credit capacity from $450,000 to $600,000 to provide that a portion of the facility be available for loans to Max Re Capital and Max USA as well as letters of credit for Max Re and to permit that a portion of the facility be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Re that may total up to $450,000 secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Re or make unsecured loans to Max Re Capital and Max USA up to an aggregate of $150,000. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At December 31, 2006 and December 31, 2005, letters of credit totaling $380,324 and $320,857, respectively, were issued and outstanding under this facility. As of December 31, 2006, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $445,141 at December 31, 2006 (2005—$351,547) were pledged as collateral for these letters of credit.

In December 2006, the Company entered into a $100,000 letter of credit facility with The Bank of Nova Scotia. At December 31, 2006 there were no letters of credit issued under this facility and no collateral was posted to support letter of credit issuance under this facility.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

15. Commitments and contingencies—(Continued)

(c) Credit facilities—(Continued)

In November 2004, the Company entered into a $20,000 letter of credit facility with ING Bank N.V., London Branch (“ING”). At December 31, 2006 and December 31, 2005 letters of credit totaling $20,000 were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $23,566 at December 31, 2006 were pledged as collateral for these letters of credit.

In December 2006, the Company terminated a $50,000 letter of credit facility with the New York branch of Bayerische Hypo- und Vereinsbank AG (“HVB”).

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2006.

16. Segment information

The Company operates in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. Within the property and casualty reinsurance segment, the Company offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, the Company generally offers excess of loss capacity on specific risks related to one insured. Within the life and annuity reinsurance segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate function that includes our investment and financing activities.

The Company does not manage invested assets within its segments, rather it manages the portfolio in its entirety. Consequently, investment returns that comprise investment income and gains on the Max Re Diversified portfolio are not directly captured in segment results. However, because of the long duration of liabilities on casualty business and life and annuity business, investment returns are important in evaluating each segment’s profitability. Accordingly, the Company has developed a method to allocate investment returns to each of its segments based on an approximation of the timing of cashflows into and out of each segment, resulting invested assets within each segment and the estimated investment duration for the invested assets within each segment. The balance of investment returns are allocated to its corporate function. The investment returns for the Company’s strategic private equity reinsurance investments are allocated entirely to the corporate function.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

16. Segment information—(Continued)

A summary of operations by segment for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2006	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$423,555	$396,594	$820,149	$45,048	$—	$865,197
Reinsurance premiums ceded	(35,267)	(194,549)	(229,816)	(730)	—	(230,546)

Net premiums written	$388,288	$202,045	$590,333	$44,318	$—	$634,651

Earned premiums	$456,283	$373,913	$830,196	$45,048	$—	$875,244
Earned premiums ceded	(33,470)	(176,036)	(209,506)	(730)	—	(210,236)

Net premiums earned	422,813	197,877	620,690	44,318	—	665,008
Net investment income	38,613	14,852	53,465	29,013	67,552	150,030
Net gains on alternative investments	20,167	5,168	25,335	22,901	36,514	84,750
Net realized gains on sale of fixed maturities	—	—	—	—	(5,798)	(5,798)
Other income	—	—	—	—	1,021	1,021

Total revenues	481,593	217,897	699,490	96,232	99,289	895,011

Losses and expenses
Losses and benefits	296,036	124,183	420,219	77,750	—	497,969
Acquisition costs	77,330	(136)	77,194	1,739	—	78,933
Interest expense	(3,828)	—	(3,828)	5,233	12,427	13,832
General and administrative expenses	23,484	15,641	39,125	3,038	45,226	87,389

Total losses and expenses	393,022	139,688	532,710	87,760	57,653	678,123

Net Income	$88,571	$78,209	$166,780	$8,472	$41,636	$216,888

Loss ratio *	70.0%	62.8%	67.7%	***
Combined ratio **	93.9%	70.6%	86.4%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

16. Segment information—(Continued)

	Property & Casualty			Life & Annuity
2005	Reinsurance	Insurance	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$615,720	$355,296	$971,016	$275,015	$—	$1,246,031
Reinsurance premiums ceded	(51,767)	(145,738)	(197,505)	(1,469)	—	(198,974)

Net premiums written	$563,953	$209,558	$773,511	$273,546	$—	$1,047,057

Earned premiums	$671,356	$301,213	$972,569	$275,015	$—	$1,247,584
Earned premiums ceded	(64,287)	(128,329)	(192,616)	(1,469)	—	(194,085)

Net premiums earned	607,069	172,884	779,953	273,546	—	1,053,499
Net investment income	33,244	10,402	43,646	26,370	36,819	106,835
Net gains on alternative investments	18,527	3,521	22,048	18,374	(537)	39,885
Net realized gains on sale of fixed maturities	—	—	—	—	(743)	(743)
Other income	—	—	—	—	4,635	4,635

Total revenues	658,840	186,807	845,647	318,290	40,174	1,204,111

Losses and expenses
Losses and benefits	552,795	175,458	728,253	311,212	—	1,039,465
Acquisition costs	73,617	110	73,727	2,497	—	76,224
Interest expense	11,527	—	11,527	3,315	7,922	22,764
General and administrative expenses	15,023	9,857	24,880	3,487	27,786	56,153

Total losses and expenses	652,962	185,425	838,387	320,511	35,708	1,194,606

Net Income (loss)	$5,878	$1,382	$7,260	$(2,221)	$4,466	$9,505

Loss ratio *	91.1%	101.5%	93.4%	***
Combined ratio **	105.7%	107.3%	106.0%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measure for life and annuity underwriting.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

16. Segment information—(Continued)

	Property & Casualty			Life & Annuity	Corporate	Consolidated
2004	Reinsurance	Insurance	Total	Reinsurance
Revenues
Gross premiums written	$583,234	$248,068	$831,302	$212,299	$—	$1,043,601
Reinsurance premiums ceded	(47,573)	(114,241)	(161,814)	(707)	—	(162,521)

Net premiums written	$535,661	$133,827	$669,488	$211,592	$—	$881,080

Earned premiums	$638,330	$217,543	$855,873	$212,299	$—	$1,068,172
Earned premiums ceded	(74,012)	(93,504)	(167,516)	(707)	—	(168,223)

Net premiums earned	564,318	124,039	688,357	211,592	—	899,949
Net investment income	24,369	3,626	27,995	22,193	32,627	82,815
Net gains on alternative investments	24,268	2,135	26,403	23,509	31,736	81,648
Net realized gains on sale of fixed maturities	—	—	—	—	10,447	10,447
Other income	—	—	—	—	4,890	4,890

Total revenues	612,955	129,800	742,755	257,294	79,700	1,079,749

Losses and expenses
Losses and benefits	422,590	90,604	513,194	238,248	—	751,442
Acquisition costs	110,840	2,502	113,342	3,520	—	116,862
Interest expense	12,661	—	12,661	3,929	4,054	20,644
General and administrative expenses	12,116	6,797	18,913	4,488	25,646	49,047

Total losses and expenses	558,207	99,903	658,110	250,185	29,700	937,995

Net Income	$54,748	$29,897	$84,645	$7,109	$50,000	$141,754

Loss ratio*	74.9%	73.0%	74.6%	***
Combined ratio**	96.7%	80.5%	93.8%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

16. Segment information—(Continued)

The Company’s clients are principally located in two geographic regions: North America and Europe.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
North America	$553,413	$812,860	$620,078
Europe	311,784	433,171	423,523
Reinsurance ceded—North America	(171,248)	(163,947)	(128,535)
Reinsurance ceded—Europe	(59,298)	(35,027)	(33,986)

	$634,651	$1,047,057	$881,080

There were no customers that accounted for more than 5% of the Company’s gross premiums written during the year ended December 31, 2006. Three customers accounted for 11.5%, 10.2% and 7.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2005. Three customers accounted for 18.8%, 16.5% and 10.7% respectively, of the Company’s gross premiums written during the year ended December 31, 2004.

17. Quarterly financial results (unaudited)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$255,924	$283,967	$177,854	$147,452

Net premiums earned	$159,757	$199,189	$147,081	$158,981
Net investment income	34,029	36,497	38,668	40,836
Net gains on alternative investments	54,859	(5,636)	(31,004)	66,531
Net realized gains (losses) on sale of fixed maturities	(1,676)	(5,285)	(288)	1,451
Other income	500	165	167	189

Total revenues	247,469	224,930	154,624	267,988

Losses and expenses
Losses and benefits	125,599	165,324	89,186	117,860
Acquisition costs	21,543	18,847	18,979	19,564
Interest expense	3,295	4,673	(1,650)	7,514
General and administrative expenses	21,759	16,354	21,612	27,664

Total losses and expenses	172,196	205,198	128,127	172,602

Net income	$75,273	$19,732	$26,497	$95,386

Basic earnings per share	$1.27	$0.33	$0.45	$1.59

Diluted earnings per share	$1.19	$0.31	$0.42	$1.51

MAX RE CAPITAL LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars,

except per share and share amounts)

17. Quarterly financial results (unaudited)—(Continued)

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

SCHEDULE II

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Balance Sheet

December 31, 2006 and 2005

(Expressed in thousands of United States Dollars)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$21,742	$16,694
Investments in Subsidiaries	1,343,252	1,135,540
Due from affiliated companies	28,041	34,614
Other assets	412	533

Total Assets	$1,393,447	$1,187,381

Liabilities
Accounts payable and accrued expenses	3,386	1,661

Total Liabilities	3,386	1,661

Shareholders’ Equity
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 60,276,560 shares issued and outstanding (2005—58,829,354)	60,277	58,829
Addition paid-in capital	950,862	921,384
Loans receivable from common share sales	—	(465)
Unearned stock grant compensation	(17,570)	(14,574)
Accumulated other comprehensive income (loss)	(21,688)	4,981
Retained earnings	418,180	215,565

Total Shareholders’ Equity	1,390,061	1,185,720

Total Liabilities and Shareholders’ Equity	$1,393,447	$1,187,381

SCHEDULE II (Continued)

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Statement of Income and Comprehensive Income

For the years ended December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Revenue
Net investment income	$219,899	$12,119	$144,127
Expenses
General and administrative expenses	3,011	2,614	2,373

Net Income	$216,888	$9,505	$141,754
Unrealized gains arising during the year	(26,669)	(17,246)	(3,563)
Adjustments for re-classification of (gains) realized in income	—	—	—

Comprehensive Income	$190,219	$(7,741)	$138,191

SCHEDULE II (Continued)

MAX RE CAPITAL LTD.

Supplementary Insurance Information

Statement of Cash Flows

For the years ended December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Operating activities:
Net income	$216,888	$9,505	$141,754
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned stock based compensation	16,445	10,996	7,293
Other assets	121	159	54
Accounts payable and accrued expenses	1,725	1,184	477
Due from affiliated companies	6,573	(20,688)	(11,628)
Equity in net earnings of subsidiaries	(219,381)	(11,589)	(143,879)

Net cash used in (provided by) operating activities	22,371	(10,433)	(5,929)

Investing activities:
Investments in subsidiaries	(15,000)	(272,515)	—
Dividends received	—	13,660	13,287

Net cash used in (provided by) investing activities	(15,000)	(258,855)	13,287

Financing Activities:
Net proceeds from issuance of common shares	11,503	286,027	3,193
Repurchase of common shares	(18)	(7,360)	(4,850)
Notes and loans repaid	465	10,050	1,450
Dividend paid	(14,273)	(8,955)	(5,487)

Net cash (provided by) used in financing activities	(2,323)	279,762	(5,694)
Increase in cash and cash equivalents	5,048	10,474	1,664
Cash and cash equivalents, beginning of period	16,694	6,220	4,556

Cash and cash equivalents, end of period	$21,742	$16,694	$6,220

SCHEDULE III

MAX RE CAPITAL LTD.

Supplementary Insurance Information

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars)

Year ended December 31, 2006

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income and Net Gains on Alternative Investments	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$34,569	$1,702,222	$231,726	$422,813	$58,780	$296,036	$77,330	$388,288	$23,484
Property & Casualty Insurance	5,887	632,887	204,750	197,877	20,020	124,183	(136)	202,045	15,641
Life Reinsurance	8,608	895,560	—	44,318	51,914	77,750	1,739	44,318	3,038
Not allocated to segments	—	—	—	—	104,066	—	—	—	45,226

Total	$49,064	$3,230,669	$436,476	$665,008	$234,780	$497,969	$78,933	$634,651	$87,389

Year ended December 31, 2005

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income and Net Gains on Alternative Investments	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$44,858	$1,549,972	$261,522	$607,069	$51,771	$552,795	$73,617	$563,953	$15,023
Property & Casualty Insurance	3,711	456,060	181,454	172,884	13,923	175,458	110	209,558	9,857
Life Reinsurance	20,446	854,224	—	273,546	44,744	311,212	2,497	273,546	3,487
Not allocated to segments	—	—	—	—	36,282	—	—	—	27,786

Total	$69,015	$2,860,256	$442,976	$1,053,499	$146,720	$1,039,465	$76,224	$1,047,057	$56,153

Year ended December 31, 2004

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income and Net Gains on Alternative Investments	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$46,207	$1,245,017	$319,592	$564,318	$48,637	$422,590	$110,840	$535,661	$12,116
Property & Casualty Insurance	(1,737)	210,082	128,041	124,039	5,761	90,604	2,502	133,827	6,797
Life Reinsurance	10,300	666,101	—	211,592	45,702	238,248	3,520	211,592	4,488
Not allocated to segments	—	—	—	—	64,363	—	—	—	25,646

Total	$54,770	$2,121,200	$447,633	$899,949	$164,463	$751,442	$116,862	$881,080	$49,047

SCHEDULE IV

MAX RE CAPITAL LTD.

Reinsurance

December 31, 2006, 2005 and 2004

(Expressed in thousands of United States Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2006	$396,594	$230,546	$468,603	$634,651	74%
Year ended December 31, 2005	$355,296	$198,974	$890,735	$1,047,057	85%
Year ended December 31, 2004	$248,068	$162,521	$795,533	$881,080	90%