Form 10-Q
period 2007-03-31
MAX CAPITAL GROUP LTD.
filed 2007-05-08
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-33047

MAX CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

MAX RE CAPITAL LTD.

(Former name, former address or former fiscal year, if changed since last report)

BERMUDA	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Max House

2 Front Street

Hamilton, HM 11

Bermuda

(Address of principal executive offices)

(Zip Code)

(441) 295-8800

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of March 31, 2007 was 60,305,517.

Explanatory Note

On May 4, 2007, our company, formerly known as Max Re Capital Ltd., changed its name to Max Capital Group Ltd. following approval by our shareholders at the Annual General Meeting of Shareholders. Our name change reflects our strategic evolution from an initial focus on reinsurance seven years ago to a balanced mix of specialty insurance and reinsurance products today. At the same time, our Bermuda-based operating company, formerly known as Max Re Ltd., adopted the new name Max Bermuda Ltd. In addition our subsidiaries, formerly known as Max Re Diversified Strategies Ltd. and Max Re Managers Ltd., adopted the new names Max Diversified Strategies Ltd. and Max Managers Ltd., respectively.

Prior to May 5, 2007 our common shares were traded on both the Nasdaq Global Select Market and the Bermuda Stock Exchange under the ticker symbol MXRE (NASDAQ: MXRE; BSX: MXRE BH). In conjunction with our name change, we changed our ticker symbol to MXGL (NASDAQ: MXGL; BSX: MXGL BH).

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$358,037	$441,895
Fixed maturities, available for sale at fair value	3,285,414	3,028,108
Alternative investments, at fair value	1,107,890	1,065,874
Accrued interest income	38,142	38,922
Premiums receivable	417,295	390,889
Losses and benefits recoverable from reinsurers	569,682	538,009
Funds withheld	14,498	15,385
Deferred acquisition costs	51,742	49,064
Prepaid reinsurance premiums	118,533	104,443
Receivable for securities redeemed	17,798	136,563
Other assets	42,938	39,832

Total assets	$6,021,969	$5,848,984

LIABILITIES
Property and casualty losses	$2,421,616	$2,335,109
Life and annuity benefits	882,830	895,560
Deposit liabilities	204,618	204,389
Funds withheld from reinsurers	254,880	254,723
Unearned property and casualty premiums	448,293	436,476
Reinsurance balances payable	86,230	79,506
Accounts payable and accrued expenses	40,389	103,160
Bank loan	235,000	150,000

Total liabilities	4,573,856	4,458,923

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 60,305,517 shares issued and outstanding (2006 – 60,276,560)	60,306	60,277
Additional paid-in capital	949,257	950,862
Unearned stock grant compensation	(29,303)	(17,570)
Accumulated other comprehensive loss	(26,044)	(21,688)
Retained earnings	493,897	418,180

Total shareholders’ equity	1,448,113	1,390,061

Total liabilities and shareholders’ equity	$6,021,969	$5,848,984

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES
Gross premiums written	$213,598	$255,924
Reinsurance premiums ceded	(76,208)	(57,762)

Net premiums written	$137,390	$198,162

Earned premiums	$201,492	$206,126
Earned premiums ceded	(62,070)	(46,369)

Net premiums earned	139,422	159,757
Net investment income	42,817	34,029
Net gains on alternative investments	54,112	54,859
Net realized losses on sales of fixed maturities	(1,043)	(1,676)
Other income	174	500

Total revenues	235,482	247,469

LOSSES AND EXPENSES
Losses and benefits	107,015	125,599
Acquisition costs	14,926	21,543
Interest expense	8,107	3,295
General and administrative expenses	25,441	21,759

Total losses and expenses	155,489	172,196

NET INCOME	79,993	75,273
Change in net unrealized appreciation of fixed maturities	(4,740)	(50,069)
Foreign currency translation adjustment	384	1,098

COMPREHENSIVE INCOME	$75,637	$26,302

Basic earnings per share	$1.32	$1.27

Diluted earnings per share	$1.24	$1.19

Weighted average common shares outstanding—basic	60,799,481	59,104,352

Weighted average common shares outstanding—diluted	64,491,168	63,516,268

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2007	2006
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	60,277	58,829
Issuance of common shares	824	544
Repurchase of shares	(795)	—

Balance, end of period	60,306	59,373

Additional paid-in capital
Balance, beginning of period	950,862	921,384
Issuance of common shares	16,544	12,529
Stock option expense	689	278
Repurchase of shares	(18,838)	—

Balance, end of period	949,257	934,191

Loans receivable from common share sales
Balance, beginning of period	—	(465)
Loans repaid	—	165

Balance, end of period	—	(300)

Unearned stock grant compensation
Balance, beginning of period	(17,570)	(14,574)
Stock grants awarded	(15,734)	(12,596)
Amortization	4,001	3,096

Balance, end of period	(29,303)	(24,074)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(21,688)	4,981
Holding losses on fixed maturities arising in period	(5,783)	(51,745)
Net realized loss included in net income	1,043	1,676
Currency translation adjustments	384	1,098

Balance, end of period	(26,044)	(43,990)

Retained earnings
Balance, beginning of period	418,180	215,565
Net income	79,993	75,273
Dividends paid	(4,276)	(2,969)

Balance, end of period	493,897	287,869

Total shareholders’ equity	$1,448,113	$1,213,069

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$79,993	$75,273
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	4,691	3,374
Amortization of premium on fixed maturities	1,298	1,864
Accretion of deposit liabilities	1,584	1,013
Net realized losses on sale of fixed maturities	1,043	1,676
Alternative investments	(42,053)	(40,091)
Changes in:
Accrued interest income	780	1,072
Premiums receivable	(26,406)	(18,548)
Losses and benefits recoverable from reinsurers	(31,673)	(13,676)
Funds withheld	887	294
Deferred acquisition costs	(2,678)	(7,696)
Prepaid reinsurance premiums	(14,090)	(11,669)
Receivable for securities redeemed	118,765	4,534
Other assets	(3,106)	(2,562)
Property and casualty losses	86,507	81,033
Life and annuity benefits	(12,730)	(582)
Funds withheld from reinsurers	157	(15,404)
Unearned property and casualty premiums	11,817	50,720
Reinsurance balances payable	6,724	(5,181)
Accounts payable and accrued expenses	(62,771)	10,614

Cash provided by operating activities	118,739	116,058

INVESTING ACTIVITIES
Purchases of fixed maturities	(469,761)	(211,424)
Sales of fixed maturities	81,531	113,290
Redemptions of fixed maturities	123,880	31,570

Cash used in investing activities	(264,350)	(66,564)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,633	477
Repurchase of common shares	(19,633)	—
Proceeds from bank loan	85,000	—
Dividends paid	(4,276)	(2,969)
Additions to deposit liabilities	239	4,524
Payments of deposit liabilities	(1,594)	(30,034)
Notes and loans repaid	—	165

Cash provided by (used in) financing activities	61,369	(27,837)

Effect of exchange rate on cash	384	1,098
Net (decrease) increase in cash and cash equivalents	(83,858)	22,755
Cash and cash equivalents, beginning of period	441,895	314,031

CASH AND CASH EQUIVALENTS, END OF PERIOD	$358,037	$336,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid totaled $3,411 and $2,716 for the three months ended March 31, 2007 and 2006, respectively.

No corporate taxes were paid during the three months ended March 31, 2007 and 2006.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Max Capital Group Ltd., formerly known as Max Re Capital Ltd. (“the Company”) was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Bermuda Ltd., formerly known as Max Re Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. In December 2006, the Company formed Max USA Holdings Ltd. (“Max USA”) as a holding company for its US insurance operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, or SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 became effective for the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

3. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

4. BANK LOAN

In February 2003, Max Bermuda completed a $150.0 million sale of shares of Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution. Simultaneous with the sale, Max Bermuda entered into a total return swap with the purchaser of these shares whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that the Company fails to comply with certain covenants. On February 28, 2007, Max Bermuda further amended the swap transaction, which amendment provides, among other things: (i) an extension of the termination date under the swap to February 28, 2010; (ii) an increase in the maximum notional amount under the swap to $300.0 million; (iii) a decrease in the monthly collateral requirement under the swap from 150% to 133% and (iv) a right by Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. On February 28, 2007, the notional amount under the swap was increased from $150.0 million to $235.0 million. Max Diversified shares owned by Max Bermuda with a fair value of $83.1 million at March 31, 2007 were pledged as collateral to the financial institution to which Max Bermuda is exposed to credit risk. Under United States generally accepted accounting principles (“GAAP”), these transactions are recorded on a combined basis and are accounted for as a financing transaction, which resulted in the recording of a $235.0 million bank loan.

5. SEGMENT INFORMATION

The Company operates in three segments: property and casualty reinsurance, property and casualty insurance and life and annuity reinsurance. Within the property and casualty reinsurance segment, the Company generally offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients. In the property and casualty insurance segment, the Company generally offers excess of loss capacity on specific risks related to one insured. Within the life and annuity reinsurance segment, the Company generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate function that includes its investing and financing activities.

The Company does not manage invested assets within its segments, rather it manages the investment portfolio in its entirety. Consequently, investment returns that comprise investment income and gains on the Max Diversified portfolio are not directly captured in segment results. However, because of the long duration of liabilities on casualty reinsurance and insurance business and life and annuity business, investment returns are important in evaluating each segment’s profitability. Accordingly, the Company allocates investment returns to each of its segments based on an approximation of the timing of cashflows into and out of each segment, resulting invested assets within each segment and the estimated investment duration for the invested assets within each segment. The balance of investment returns are allocated to the Company’s corporate function. The investment returns for the Company’s strategic private equity reinsurance investment are allocated entirely to the corporate function.

A summary of operations by segment for the three months ended March 31, 2007 and 2006 is as follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2007
	Property & Casualty			Life & Annuity Reinsurance		Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$135,014	$78,034	$213,048	$550		$—	$213,598
Reinsurance premiums ceded	(23,549)	(52,549)	(76,098)	(110)		—	(76,208)

Net premiums written	$111,465	$25,485	$136,950	$440		$—	$137,390

Earned premiums	$98,896	$102,046	$200,942	$550		$—	$201,492
Earned premiums ceded	(10,476)	(51,484)	(61,960)	(110)		—	(62,070)

Net premiums earned	88,420	50,562	138,982	440		—	139,422
Net investment income	10,735	3,944	14,679	7,356		20,782	42,817
Net gains on alternative investments	16,422	4,375	20,797	17,496		15,819	54,112
Net realized losses on sales of fixed maturities	—	—	—	—		(1,043)	(1,043)
Other income	—	—	—	—		174	174

Total revenues	115,577	58,881	174,458	25,292		35,732	235,482

Losses and benefits	59,764	36,834	96,598	10,417		—	107,015
Acquisition costs	15,256	(591)	14,665	261		—	14,926
Interest expense	3,031	—	3,031	1,664		3,412	8,107
General and administrative expenses	7,270	4,384	11,654	711		13,076	25,441

Total losses and expenses	85,321	40,627	125,948	13,053		16,488	155,489

Net income	$30,256	$18,254	$48,510	$12,239		$19,244	$79,993

Loss ratio *	67.6%	72.8%	69.5%	*	**
Combined ratio **	93.1%	80.4%	88.4%	*	**

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

	Three Months Ended March 31, 2006
	Property & Casualty			Life & Annuity Reinsurance		Corporate	Consolidated
	Reinsurance	Insurance	Total
Gross premiums written	$184,983	$70,166	$255,149	$775		$—	$255,924
Reinsurance premiums ceded	(16,059)	(41,548)	(57,607)	(155)		—	(57,762)

Net premiums written	$168,924	$28,618	$197,542	$620		$—	$198,162

Earned premiums	$117,034	$88,317	$205,351	$775		$—	$206,126
Earned premiums ceded	(7,916)	(38,298)	(46,214)	(155)		—	(46,369)

Net premiums earned	109,118	50,019	159,137	620		—	159,757
Net investment income	8,452	3,365	11,817	7,497		14,715	34,029
Net gains on alternative investments	13,059	3,923	16,982	15,657		22,220	54,859
Net realized losses on sales of fixed maturities	—	—	—	—		(1,676)	(1,676)
Other income	—	—	—	—		500	500

Total revenues	130,629	57,307	187,936	23,774		35,759	247,469

Losses and benefits	77,447	37,109	114,556	11,043		—	125,599
Acquisition costs	20,831	453	21,284	259		—	21,543
Interest expense	(540)	—	(540)	1,075		2,760	3,295
General and administrative expenses	5,761	3,690	9,451	644		11,664	21,759

Total losses and expenses	103,499	41,252	144,751	13,021		14,424	172,196

Net income	$27,130	$16,055	$43,185	$10,753		$21,335	$75,273

Loss ratio *	71.0%	74.2%	72.0%	*	**
Combined ratio **	95.3%	82.5%	91.3%	*	**

*	Loss Ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined Ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss Ratio and Combined Ratio are not provided for life and annuity products as we believe these ratios are not appropriate measures for life and annuity underwriting.

The Company’s clients are located in two geographic regions: North America and Other (predominantly Europe).

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written – North America	$133,080	$163,406
Gross Premiums Written – Other (predominantly in Europe)	80,518	92,518
Reinsurance Premiums Ceded – North America	(60,231)	(46,938)
Reinsurance Premiums Ceded – Other (predominantly in Europe)	(15,977)	(10,824)

Net Premium Written	$137,390	$198,162

One customer accounted for 5.9% of the Company’s gross premiums written during the three months ended March 31, 2007. Three customers accounted for 9.9%, 6.9% and 4.2%, respectively, of the Company’s gross premiums written during the three months ended March 31, 2006.

6. EQUITY CAPITAL

Max Capital’s Board of Directors declared dividends of $0.07 per share on each of February 9, 2007 and May 4, 2007, payable to shareholders of record on February 23, 2007 and May 18, 2007, respectively.

During the three months ended March 31, 2007, the Company repurchased 795,100 common shares at an average price of $24.69 per common share for a total amount of $19.6 million, including the costs incurred to effect the repurchases. As of March 31, 2007, the remaining authorization under the Company’s share repurchase program was $16.4 million.

7. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”), in which Max Bermuda has a 7.5% equity investment. Although the variable quota share retrocession agreement with Grand Central Re remains in force, the parties agreed that Max Bermuda would not cede any new business to Grand Central Re with effect from January 1, 2004.

	March 31,
	2007	2006
	(Expressed in thousands of U.S. Dollars)
Losses recoverable from reinsurers	$221,571	$231,967
Deposit liabilities	29,105	32,321
Funds withheld from reinsurers	223,282	224,221
Reinsurance balances payable	26,365	26,782
Reinsurance premiums ceded	504	1,487
Earned premiums ceded	504	1,487
Other income	200	230
Losses and benefits	705	710
Interest expense	3,330	(317)

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of one of our directors, has served as an investment advisor for Max Diversified since April 1, 2004.

For the three months ended March 31, 2007 and 2006, Alstra received $2.1 million and $2.2 million in fees, respectively, as the investment advisor for Max Diversified. In addition, Moore Capital Management, LLC (“Moore Capital”) an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $0.9 million and $1.0 million, respectively, in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital for the three months ended March 31, 2007 and 2006.

The Company believes that the terms of the investment advisor agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

8. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of March 31, 2007. The Company’s primary credit facility, entered into in June 2005 and amended in December 2006, provides $600.0 million of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with a director of Max Capital whose term of office ended in May 2007. The Company amended this facility in December 2006 principally to increase credit capacity from $450.0 million to $600.0 million, to provide that a portion of the facility be available for revolving loans to Max Capital and Max USA as well as letters of credit for Max Bermuda and to permit that a portion of the facility be unsecured. In accordance with this credit facility agreement, the syndicate will issue letters of credit on behalf of Max Bermuda that may total up to $450.0 million secured by fixed maturities and will issue additional unsecured letters of credit on behalf of Max Bermuda or make unsecured revolving loans to Max Capital and Max USA up to an aggregate of $150.0 million. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. At March 31, 2007 and December 31, 2006, letters of credit totaling $410.5 million and $380.3 million, respectively, were issued and outstanding under this facility. As of March 31, 2007, there were no unsecured loans issued under this facility. Fixed maturities and cash equivalents with a fair value of $461.2 million and $445.1 million at March 31, 2007 and December 31, 2006, respectively, were pledged as collateral for these letters of credit.

In December 2006, Max Bermuda entered into a $100.0 million letter of credit facility with The Bank of Nova Scotia. At March 31, 2007 and December 31, 2006 there were no letters of credit issued and outstanding under this facility.

In November 2004, Max Bermuda entered into a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”). At March 31, 2007 and December 31, 2006 letters of credit totaling $20.0 million were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $23.9 million and $23.6 million at March 31, 2007 and December 31, 2006, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at March 31, 2007.

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

Stock Option Awards

Options that have been granted under the Plan have an exercise price equal to or greater than the fair market value of the Company’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plan are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of the Company. Shares issued under the Plan are made available from authorized but unissued shares.

The fair value of options granted during the three months ended March 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2007	2006
Option valuation assumptions:
Expected option life	7 years	7 years
Expected dividend yield	1.19%	0.89%
Expected volatility	15.33%	17.12%
Risk-free interest rate	4.76%	4.70%

The Company recognized $0.7 million and $0.3 million of stock-based compensation expense related to stock option awards for the three months ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $4.2 million, which is expected to be recognized over a weighted average period of 3.3 years.

Total intrinsic value of stock options exercised during the three month periods ended March 31, 2007 and 2006 was $3.1 million and $0.4 million, respectively.

A summary of the Company’s options outstanding as of March 31, 2007 and changes during the three months ended March 31, 2007 follows:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2006	2,551,333	$19.82	$5.85	6.81 years	$15,271	$10.26-$36.26
Options granted	30,155	$25.92	$5.80			$24.40-$32.82
Options exercised	320,200	$15.33				$11.50-$17.02
Balance, March 31, 2007	2,261,288	$20.53	$5.95	6.84 years	$13,471	$10.26-$36.26

Options exercisable, March 31, 2007	1,534,600	$17.07	$5.42	5.56 years	$12,947	$10.26-$26.70

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common shares on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards included in general and administrative expenses was $4.0 million for the three months ended March 31, 2007 compared to $3.1 million for the three months ended March 31, 2006.

A summary of the Company’s non-vested restricted stock awards as of March 31, 2007, and changes during the three months ended March 31, 2007, follows:

	Nonvested Restricted Stock	Weighted -Average Grant – Date Fair Value
Balance, December 31, 2006	1,660,602	$23.50
Restricted Stock Granted	633,939	$24.82
Restricted Stock Vested	(472,413)	$23.75
Restricted Stock Forfeited	(1,251)	$21.82

Balance, March 31, 2007	1,820,877	$23.90

10. SUBSEQUENT EVENTS

U.S. Operations and Financing

On April 2, 2007, Max USA completed the acquisition of a U.S.-based excess and surplus lines company, which will operate under the name Max Specialty Insurance Company (“Max Specialty”). On April 3, 2007, Max Capital borrowed $50.0 million and Max USA borrowed $100.0 million under their revolving loan facility, which forms a part of their $600.0 million primary credit facility, at an initial rate of 8.25%, in connection with the acquisition and capitalization of Max Specialty.

On April 11, 2007, Max USA entered into a purchase agreement with respect to the sale of $100.0 million aggregate principal amount of 7.20% Senior Notes due 2017 with Citigroup Global Markets Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and Dowling & Partners Securities, LLC, as initial purchasers. Max Capital is also a party to the purchase agreement as guarantor.

On April 16, 2007, Max USA completed the private offering of the notes pursuant to the purchase agreement. In connection with the offering, Max USA entered into an indenture dated April 15, 2007 among Max USA, Max Capital and The Bank of New York, as trustee. In accordance with the indenture, Max USA will pay interest on the notes on April 16 and October 16 of each year, beginning on October 16, 2007. The notes, which mature on April 14, 2017, are Max USA’s senior obligations and rank equally in right of payment with all existing and future senior indebtedness.

Max USA used the net proceeds of $99.1 from the private offering and additional funds to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility.

Repurchase Authorization

On May 4, 2007, Max Capital’s board of directors authorized an increase of $33.6 million to the approved share repurchase plan. As a result, the current maximum dollar value of shares that may be repurchased under the plan has increased to $50.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital Group Ltd. (“Max Capital”) and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and our financial condition as of March 31, 2007. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 16, 2007.

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

Overview

We are a Bermuda headquartered provider of specialty insurance and reinsurance products for the property and casualty market. We underwrite a diversified portfolio of risks that encompass long-tail business including excess liability, professional liability and workers compensation as well as short-tail property, property catastrophe and aviation business. We are also a provider of reinsurance for the life and annuity market when opportunities arise. During 2006, there was an unusually low level of catastrophe activity and property and property catastrophe rates began to soften from rates observed in mid 2006 as reinsurance capacity returned to that market. While we continue to look for attractive opportunities in the risk types we underwrite, the number of submissions that meet our pricing requirements has declined in the last nine months. In continuation of our long-term strategic initiative to build our franchise, we expanded into the excess and surplus lines business in the United States in April 2007 by acquiring Max Specialty. We believe our platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products as we target new niche markets.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 11 strategies invested in approximately 40 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at March 31, 2007, the allocation of invested assets was 76.7% in cash and fixed maturities and 23.3% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At March 31, 2007, Max Bermuda had $1,406.9 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We will conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty Insurance Company, and Max Insurance Services of California Ltd. We hold all of our alternative investments in Max Diversified, other than the reinsurance private equity investment that is held by Max Bermuda.

Executive Summary

We achieved favorable underwriting results in the three months ended March 31, 2007, which we believe reflects a balanced underwriting approach that we expect to result in consistent positive returns over time. Our property and casualty reinsurance and insurance segments produced an 88.4% combined ratio (the sum of losses, acquisition costs and general and administrative expenses as a percentage of net premiums earned) for the three months ended March 31, 2007 compared to 91.3% for the three months ended March 31, 2006. This improvement stems principally from lower loss costs associated with the increased volume of short tail property premiums earned during the three months ended March 31, 2007 compared to the same period in 2006.

Our entry into the excess and surplus lines insurance market in the United States in the second quarter of 2007 is the continuation of our long-term strategic initiative of utilizing our increasing capital base to build our franchise through additional product offerings and permits us to further diversify our business.

We believe our strong underwriting results demonstrate the nature of the product lines we write as well as the discipline and expertise of our underwriting teams. Our product lines are evenly weighted between property and casualty insurance and property and casualty reinsurance. Our current property and casualty reinsurance emphasis is on writing smaller accounts with a greater number of clients and varying the underlying exposures assumed. We continue to emphasize long-tail casualty lines in our property and casualty reinsurance and insurance segments with excess liability and professional liability being our two largest long-tail exposures accounting for 20.8% and 16.2%, respectively, of gross premium written for the three months ended March 31, 2007. Our short-tail property and aviation exposures accounted for 41.3% of gross premium written for the three months ended March 31, 2007.

During the three months ended March 31, 2007, gross premiums written decreased 16.5%, or $42.3 million, compared to the three months ended March 31, 2006 due primarily to the non-renewal of two large property and casualty reinsurance contracts and the restructuring of a third large property and casualty reinsurance contract at renewal. The combined effect of these changes resulted in a reduction of gross premiums written by $43.3 million. The non-renewals were the result of changing circumstances of our clients that resulted in them choosing to retain the risk. Our emphasis in recent years to write smaller contracts with a greater number of clients should reduce the impact of individual non-renewals on gross premiums written in future periods. Our property and casualty insurance business produced an increase of 11.1% in gross premiums written for the three months ended March 31, 2007 compared to the same period in 2006.

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

Losses and benefits represented our largest expense and accounted for 72.2% of total liabilities at March 31, 2007. We establish loss reserves using a combination of loss reserving techniques and actuarial methods as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. Loss reserves are reviewed regularly to reflect new information that we receive. We conduct quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to corroborate management’s estimates.

Our investments during the three months ended March 31, 2007 produced a total return of 2.07% compared to 0.86% for the three months ended March 31, 2006. The cash and fixed maturities portfolio produced a total return of 1.18% during the three months ended March 31, 2007 compared to (0.62%) for the three months ended March 31, 2006. The total return of the fixed maturities portfolio for the three months ended March 31, 2007 and 2006 has been affected by a period of increasing interest rates, which has resulted in a combination of higher yields on fixed maturities, reflected in net investment income, offset by unrealized losses on the market value of the fixed maturities, which is reflected in shareholders’ equity in the consolidated balance sheet. As interest rates increased at a greater rate during the three months ended March 31, 2006 compared to the same period in 2007, the unrealized losses exceeded the investment income resulting in a negative total return for the three months ended March 31, 2006.

Our alternative investments produced a 4.75% return during the three months ended March 31, 2007 compared to 4.40% for the three months ended March 31, 2006, reflecting solid investment returns during both periods.

We currently expect to reduce our investment allocation to alternative investments to represent less than 20% of our total invested assets, down from the current allocation of 23.3% and an allocation of 29.5% at March 31, 2006. We intend to meet our lowered target allocation during 2007 in an orderly manner by reducing our alternative investment portfolio by making redemptions and investing our excess cash from operations in fixed maturities.

Net income for the three months ended March 31, 2007 was $80.0 million compared to $75.3 million for the three months ended March 31, 2006. The results for the three months ended March 31, 2007 were attributable principally to underwriting income generated from our property and casualty business coupled with strong investment returns.

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

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities portfolio is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize realized capital gains or losses on our fixed maturities portfolio at the time of sale. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities portfolio. Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions.

Expenses

Our principal expenses are losses and benefits, acquisition costs, interest expense and general and administrative expenses. Losses and benefits are a function of the amount and type of reinsurance and insurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses and benefits based on actuarial estimates of the expected losses and benefits to be incurred on each contract written. The ultimate losses and benefits depend on the actual costs to settle these liabilities. We increase or decrease losses and benefits estimates as actual claim reports are received. Our ability to make reasonable estimates of losses and benefits at the time of pricing our contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses. Such costs typically represent a negotiated percentage of the premiums on reinsurance and insurance contracts written. Acquisition costs are stated net of ceding commissions associated with premiums ceded to our quota share partners on our reinsurance and insurance business. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. We defer and amortize these costs over the period in which the related premiums are earned.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2007. We believe that the critical accounting policies set forth in our Form 10-K, filed on February 16, 2007, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

We do not manage invested assets within our segments, rather we manage the portfolio in its entirety. Consequently, investment returns that comprise investment income and gains on our Max Diversified portfolio are not directly captured in segment results. However, because of the long duration of liabilities on casualty business and life and annuity business, investment returns are important in evaluating each segment’s profitability. Accordingly, we allocate investment returns to each of our segments based on an approximation of the timing of cash flows into and out of each segment, resulting invested assets within each segment and the estimated investment duration for the invested assets within each segment. The balance of investment returns are allocated to our corporate function. The investment returns for our strategic private equity reinsurance investment are allocated entirely to our corporate function.

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended March 31, 2007	% change	Three Months Ended March 31, 2006
		In millions of U.S. Dollars
Gross premiums written	$135.0	(27.0)%	$185.0
Reinsurance premiums ceded	(23.6)	46.6%	(16.1)

Net premiums written	111.4	(34.0)%	168.9

Net premiums earned(a)	88.4	(19.0)%	109.1

Net investment income	10.7	25.9%	8.5
Net gains on alternative investments	16.4	26.2%	13.0

Total revenues	115.5		130.6

Losses (b)	59.8	(22.7)%	77.4
Acquisition costs	15.2	(26.9)%	20.8
Interest Expense	3.0	N/A	(0.5)
General and administrative expenses	7.3	25.9%	5.8

Total losses and expenses(c)	85.3	(17.6)%	103.5

Net income	$30.2		$27.1

Loss ratio(b)/(a)	67.6%		71.0%
Combined ratio(c)/(a)	93.1%		95.3%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended March 31, 2007 were $135.0 million compared to $185.0 million for the three months ended March 31, 2006, a decrease of 27.0%. The decrease reflects the non-renewal of two large property and casualty reinsurance contracts and the restructuring of a third large property and casualty reinsurance contract at renewal. The combined effect of these changes resulted in a reduction of gross premiums written by $43.3 million. The non-renewals were the result of changing circumstances of our clients that resulted in them choosing to retain the risk. Our emphasis in recent years to write smaller contracts with a greater number of clients should reduce the impact of individual non-renewals on gross premium written in future periods. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. There were no material changes in premium estimates in the three months ended March 31, 2007 and 2006.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended March 31, 2007 were $23.6 million compared to $16.1 million for the three months ended March 31, 2006, an increase of 46.6%.

The increase was principally attributable to additional excess of loss protection purchased for our property reinsurance business. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. The ratio of gross premiums written to reinsurance premiums ceded may fluctuate based on our assessment of exposure and the availability of reinsurance capacity at attractive prices.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 19.0% to $88.4 million for the three months ended March 31, 2007. The decrease is attributable principally to less gross premiums written.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Losses. Losses relating to property and casualty reinsurance were $59.8 million for the three months ended March 31, 2007 compared to $77.4 million for the three months ended March 31, 2006, a decrease of 22.7%, and are consistent with the decrease in our net premiums earned for this segment combined with an increase in premiums earned in relation to our property catastrophe business during a period in which we experienced low catastrophe losses. We were minimally exposed to the windstorm Kyrill that effected various parts of northern Europe in January 2007, with our loss estimate being less than $1.0 million. The loss ratio for our property and casualty reinsurance segment for the three months ended March 31, 2007 was 67.6% compared to 71.0% for the three months ended March 31, 2006. There was no significant development of prior year reinsurance reserves during the three months ended March 31, 2007.

Acquisition costs. Acquisition costs were $15.2 million for the three months ended March 31, 2007 compared to $20.8 million for the three months ended March 31, 2006, a decrease of 26.9%. The decrease in acquisition costs is greater than the 19.0% decrease in net premiums earned for the three months ended March 31, 2007 due to lower average acquisition costs on premiums earned as a result of changes to the business mix. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense was $3.0 million for the three months ended March 31, 2007 compared to $(0.5) million for the three months ended March 31, 2006. Interest expense includes $2.1 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

General and administrative expenses. General and administrative expenses were $7.3 million for the three months ended March 31, 2007 compared to $5.8 million for the three months ended March 31, 2006, an increase of 25.9%. The increase resulted principally from additional reinsurance staff added during 2006 and ongoing personnel and infrastructure costs.

Net income. Net income attributable to property and casualty reinsurance for the three months ended March 31, 2007 was $30.2 million compared to $27.1 million for the three months ended March 31, 2006. The results for the three months ended March 31, 2007 were principally attributable to higher investment income and lower loss ratios on earned premium largely offset by lower net premiums earned and additional staff.

Property and Casualty Insurance Segment

	Three Months Ended March 31, 2007	% change	Three Months Ended March 31, 2006
	In millions of U.S. Dollars
Gross premiums written	$78.0	11.1%	$70.2
Reinsurance premiums ceded	(52.6)	26.4%	(41.6)

Net premiums written	25.4	(11.2)%	28.6

Net premiums earned(a)	50.6	1.2%	50.0

	Three Months Ended March 31, 2007	% change	Three Months Ended March 31, 2006
	In millions of U.S. Dollars
Net investment income	3.9	14.7%	3.4
Net gains on alternative investments	4.4	12.8%	3.9

Total revenues	58.9		57.3

Losses(b)	36.8	(0.8)%	37.1
Acquisition costs	(0.6)	—	0.4
General and administrative expenses	4.4	18.9%	3.7

Total losses and expenses(c)	40.6	(1.5)%	41.2

Net income	$18.3		$16.1

Loss ratio(b)/(a)	72.8%		74.2%
Combined ratio(c)/(a)	80.4%		82.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended March 31, 2007 were $78.0 million compared to $70.2 million for the three months ended March 31, 2006, an increase of 11.1%. The increase is principally the result of the continued expansion of business written by our property underwriting team. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended March 31, 2007 were $52.6 million compared to $41.6 million for the three months ended March 31, 2006, an increase of 26.4%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. In addition, we purchased catastrophe reinsurance protection for certain property and aviation exposures. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2007 was 67.4% compared to 59.2% for the three months ended March 31, 2006. In periods that we renew our catastrophe reinsurance programs, we expect to have a high ratio of premiums ceded to premiums written.

Net premiums earned. Net premiums earned on insurance increased by 1.2% to $50.6 million for the three months ended March 31, 2007. The increase is attributed to the expansion of our insurance products offered over the past year and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Losses. Losses relating to insurance were $36.8 million for the three months ended March 31, 2007 compared to $37.1 million for the three months ended March 31, 2006, a decrease of 0.8%. The decrease is attributable principally to changes in the business mix with property insurance risks recording lower loss ratios than casualty risks. The loss ratio for our insurance segment for the three months ended March 31, 2007 was 72.8% compared to 74.2% for the same period in 2006. During the three months ended March 31, 2007, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were $(0.6) million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $4.4 million for the three months ended March 31, 2007 compared to $3.7 million for the three months ended March 31, 2006, an increase of 18.9%. The increase resulted principally from expenses associated with additional staff and infrastructure costs, including the addition of our aviation underwriting team in October 2006.

Net income. Net income attributable to the property and casualty insurance segment for the three months ended March 31, 2007 was $18.3 million compared to $16.1 million for the three months ended March 31, 2006. The results for the three months ended March 31, 2007 were attributable principally to increased net premium earned.

Life and Annuity Reinsurance Segment

	Three Months Ended March 31, 2007	% change	Three Months Ended March 31, 2006
	In millions of U.S. Dollars
Gross premiums written	$0.6	N/A	$0.8
Reinsurance premiums ceded	(0.1)	N/A	(0.2)

Net premiums written	0.5	N/A	0.6

Net premiums earned	0.5	N/A	0.6

Net investment income	7.4	N/A	7.5
Net gains on alternative investments	17.5	N/A	15.7

Total revenues	25.4		23.8

Benefits	10.4	N/A	11.0
Acquisition costs	0.3		0.3
Interest expense	1.7		1.1
General and administrative expenses	0.7	N/A	0.6

Total benefits and expenses	13.1	N/A	13.0

Net income	$12.3		$10.8

We write life and annuity reinsurance transactions when opportunities arise. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not representative of future trends.

There were no new life and annuity transactions written during the three months ended March 31, 2007 or 2006, therefore, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs, and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $10.4 million for the three months ended March 31, 2007 compared to $11.0 million for the three months ended March 31, 2006. Benefits include regular changes in existing policy and claim liabilities together with benefits incurred on transactions written during the period.

Net income. Net income attributable to the life and annuity reinsurance segment for the three months ended March 31, 2007 was $12.3 million compared to $10.8 million for the three months ended March 31, 2006. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the underlying assets generated by the segment. The increase in invested assets combined with improved returns on both fixed maturities and the Max Diversified portfolio has increased net income for the three months ended March 31, 2007.

Corporate Function

	Three Months Ended March 31, 2007	% change	Three Months Ended March 31, 2006
		In millions of U.S. Dollars
Net investment income	$42.8	25.9%	$34.0
Less: net investment income allocated to underwriting segments	(22.0)		(19.4)

Balance of net investment income	20.8	42.5%	14.6

Net gains on alternative assets	54.1	(1.5)%	54.9
Less: net gains on alternative assets allocated to underwriting segments	(38.3)		(32.6)

Balance of net gains on alternative investments	15.8	(29.1)%	22.3

Net realized gains (losses) on sale of fixed maturities	(1.1)	N/A	(1.6)

Other income	0.2	(60.0)%	0.5

Interest expense	(3.4)	21.4%	(2.8)

General and administrative expenses not included in segment results	(13.1)	12.0%	(11.7)

Net income excluding segment results	$19.2		$21.3

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the three months ended March 31, 2007 increased $8.8 million to $42.8 million compared to $34.0 million for the three months ended March 31, 2006, an increase of 25.9%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $3,032.5 million at March 31, 2006 to $3,643.5 million at March 31, 2007, resulting from cash flow from operations since March 31, 2006. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the three months ended March 31, 2007 was 4.82% compared to 4.52% for the three months ended March 31, 2006, reflecting the increase in interest rates over the past year.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $54.1 million, or 4.75% for the three months ended March 31, 2007 compared to $54.9 million, or 4.40%, for the three months ended March 31, 2006. The return when compared to the same period in the prior year is consistent with returns achieved in the broader fund of fund markets in each period.

Net realized losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders equity. Our fixed maturities investment strategy is not intended to generate realized gains and losses as more fully discussed below. The realized losses in the three months ended March 31, 2007 and 2006 of $1.1 million and $1.6 million, respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period. In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances. We believe we have the ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. Currently in the U.S., there are signs that sub-prime borrowers are having difficulty in making interest payments as loans reset to higher interest rates. Sub-prime borrowers are borrowers who do not qualify for market interest rates because of problems with their credit history. As a result of the increasing defaults of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. We do not believe that our investment grade securities are exposed to sub-prime borrowers. However, our managers are monitoring the potential exposure and we will make adjustments to the portfolios as necessary.

Interest expense. Interest expense was $3.4 million for the three months ended March 31, 2007 compared to $2.8 million for the three months ended March 31, 2006. Interest expense relates to interest on the bank loan at a rate based on LIBOR plus a spread and increased as LIBOR increased.

General and administrative costs. General and administrative expenses were $13.1 million for the three months ended March 31, 2007 compared to $11.7 million for the three months ended March 31, 2006, an increase of 12.0%. The increase in general and administrative costs results principally from start-up costs associated with our U.S. based excess and surplus lines operations launched in the second quarter of 2007.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,751.3 million at March 31, 2007 compared to $4,535.9 million at December 31, 2006, an increase of 4.7%. The increase in cash and invested assets resulted principally from $118.7 million in cash flows from operations generated in the three months ended March 31, 2007, which is net of the change in alternative investments of $42.1 million. Additionally, we generated $61.4 million in cash flows from financing activities, which includes $85.0 million in relation to the increase in the notional amount of the bank loan. These increases were partially offset by the repurchase of $19.6 million of common shares, dividends paid of $4.3 million and net payments of deposit liabilities of $1.4 million. The decline in unrealized appreciation on our fixed income portfolio of $4.4 million principally relates to increases in interest rates. Our portfolio has not suffered from any credit loss events during the period ended March 31, 2007.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,421.6 million at March 31, 2007 compared to $2,335.1 million at December 31, 2006, an increase of 3.7%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the three months ended March 31, 2007, partially offset by amounts paid on property and casualty losses. During the three months ended March 31, 2007, we paid $48.3 million on property and casualty losses. There was no significant development on prior period reserves during the three months ended March 31, 2007.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $882.8 million at March 31, 2007 compared to $895.6 million at December 31, 2006. The decrease in the three months ended March 31, 2007 was principally attributable to benefit payments on existing contracts in force during the three months ended March 31, 2007, in addition to changes in policy and claims liabilities, and foreign exchange movements on, liabilities. During the three months ended March 31, 2007, we paid $29.2 million in life and annuity benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $569.7 million at March 31, 2007 compared to $538.0 million at December 31, 2006, an increase of 5.9%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 38.9% of our losses and benefits recoverable at March 31, 2007. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 94.6% of its loss recoverable obligations to us.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The losses recoverable from these reinsurers represent 53.5% of losses recoverable at March 31, 2007 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 3% of total losses recoverable.

Bank loans. In February 2003, Max Bermuda completed a $150.0 million sale of shares of Max Diversified to a third party financial institution. Simultaneous with the sale, Max Bermuda entered into a total return swap with the purchaser of these shares whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. In February 2005, the parties amended the swap transaction principally to extend the swap termination date to February 2007, with provisions for earlier termination in the event that we fail to comply with certain covenants. On February 28, 2007, Max Bermuda further amended the swap transaction, which amendment provides, among other things: (i) an extension of the termination date under the swap to February 28, 2010; (ii) an increase in the maximum notional amount under the swap to $300.0 million; (iii) a decrease in the collateral requirement under the swap from 150% to 133% and (iv) a right by Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. On February 28, 2007, the notional amount under the swap was increased from $150.0 million to $235.0 million. We were in compliance with all covenants of our bank loan at March 31, 2007. Max Diversified shares owned by Max Bermuda with a fair value of $83.1 million at March 31, 2007 were pledged as collateral to the financial institution to which Max Bermuda is exposed to credit risk. Under GAAP, these transactions are recorded on a combined basis and are accounted for as a financing transaction, which resulted in the recording of a $235.0 million bank loan.

On April 2, 2007, Max USA completed the acquisition of a U.S.-based excess and surplus lines company, which will operate under the name Max Specialty. On April 3, 2007, Max Capital borrowed $50 million and Max USA borrowed $100 million under their revolving credit facility, at an initial rate of 8.25%, in connection with the acquisition and capitalization of Max Specialty.

Shareholders’ equity. Our shareholders’ equity increased to $1,448.1 million at March 31, 2007 from $1,390.1 million at December 31, 2006, an increase of 4.2%, principally reflecting income of $80.0 million partially offset by the repurchase of common shares of $19.6 million, a decrease in accumulated other comprehensive income of $4.4 million and payments of dividends of $4.3 million during the three months ended March 31, 2007.

Liquidity. We generated $118.4 million of cash from operations during the three months ended March 31, 2007 compared to $115.0 million for the three months ended March 31, 2006. The two principal factors impacting our operating cash flow are premium collections and timing of loss and benefit payments. We principally write casualty business in the property and casualty reinsurance segment and the property and casualty insurance segment. The casualty business we generally write has a long claim-tail and it is expected that we will generate significant operating cash flow as we accumulate loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect to see changes in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately 5 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $100.0 million), have generated positive cash flow from operations in each of our seven years of operating history and can access our credit facility described in Note 8 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2007, Max Bermuda, which is required to have approximately $285.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,345.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of March 31, 2007 providing an aggregate of $720.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at March 31, 2007.

Capital resources. At March 31, 2007, our capital structure consisted of common equity. Total capitalization amounted to $1,448.1 million as compared to $1,390.1 million at December 31, 2006, an increase of 4.2%. We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% Senior Notes due April 14, 2017 following the close of the quarter. The notes are guaranteed by Max Capital. The notes were assigned a senior unsecured debt rating of “Baa2” by Moody’s Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best Company, or A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our notes, and are not a recommendation to buy, sell or hold our notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On February 9, 2007, Max Capital’s board of directors declared a shareholder dividend of $0.07 per share payable to shareholders of record on February 23, 2007. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On May 4, 2007, Max Capital’s board of directors declared a dividend of $0.07 per share to be paid on May 31, 2007 to shareholders of record on May 18, 2007.

The financial strength ratings of our reinsurance and insurance subsidiaries are currently “A-” by A.M. Best, and “A” by Fitch. In addition, in the second quarter of 2007, Max Bermuda received an “A3” rating by Moody’s. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank loan obligations	$235,000	$—	$235,000	$—	$—
Operating lease obligations	14,400	2,499	5,181	4,480	2,240
Property and casualty losses	2,421,616	766,321	940,866	390,983	323,446
Life and annuity benefits	1,368,773	6,395	155,803	139,458	1,067,117
Deposit liabilities	225,097	25,718	69,472	15,208	114,699

Total	$4,264,886	$800,933	$1,406,322	$550,129	$1,507,502

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and benefits” in our Annual Report on Form 10-K for the year ended December 31, 2006, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of March 31, 2007 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the financial statements at March 31, 2007 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 157—Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157—Fair Value Measurements. SFAS 157 establishes a framework for measuring the fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements, but the application of this statement to existing accounting pronouncements will change current practice. SFAS 157 was issued in order to remove inconsistencies in fair value measurements between various accounting pronouncements. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the effect of SFAS 157 on our consolidated financial statements to be material.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, or SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 must be applied beginning January 1, 2007. We have evaluated the impact of this guidance on our consolidated financial statements and found it not to be material.

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

As of March 31, 2007, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At March 31, 2007, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.9%, or approximately $128.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.7%, or approximately $154.4 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2007, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.67%, or approximately $7.4 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.67%, or approximately $7.4 million.

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

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and current Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Part B—Internal Control Over Financial Reporting

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

SEC Inquiry. We received a subpoena from the SEC in October, 2006, relating to the SEC’s industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products, our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2006 and June 30, 2006. In addition, we understand that counterparties have been asked to provide and have provided documents and information with respect to two finite property and casualty retrocessional contracts to which we are a party. These two contracts, which were each executed in 2001, the year in which we became a public company, are within the framework of the on-going industry wide investigation and had been subject to a review by the Audit and Risk Management Committee of our Board of Directors, which review led to our determination to restate our financial statements.

The SEC has requested documents and information from us in the course of their investigation and we have provided our full cooperation. However, the SEC’s investigation is on-going and, although we intend to continue to cooperate, we cannot assure you that any or all of our current or former employees who have been contacted by the SEC will provide their cooperation. Additionally, we cannot predict the ultimate impact, if any, that the SEC’s investigation may have on our business or operations.

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

Other Actions. On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, as well as Max Bermuda. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising similar claims. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements as of March 31, 2007.

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

ITEM 1A.	Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2006 Annual Report filed on February 16, 2007. The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K year ended December 31, 2006.

We are a holding company that depends on the ability of our subsidiaries to pay dividends.

Max Capital is a holding company and does not have any significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries. Dividends and other permitted distributions from our insurance and reinsurance subsidiaries are our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance and reinsurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance and reinsurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders and/or meet our debt service obligations.

Max Capital, Max Bermuda, Max Managers and Max Diversified. The payment of dividends and making of distributions by Max Capital, Max Bermuda, Max Managers and Max Diversified are limited under Bermuda law and regulations. Under the Insurance Act 1978 of Bermuda and related regulations, or the Bermuda Insurance Act, Max Bermuda must maintain specified minimum solvency levels and is prohibited from declaring or paying dividends that would result in noncompliance. Further, as a long-term insurer, Max Bermuda must maintain long-term business assets of a value at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. Additionally, under the Companies Act 1981 of Bermuda, or the Bermuda Companies Act, each of Max Capital, Max Bermuda, Max Managers and Max Diversified may only declare or pay a dividend if, among other things, it has reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due.

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

Max Europe is not yet subject to full formal regulation in the same manner as Max Insurance Europe, however, Ireland has already adopted regulations implementing the EU Reinsurance Directive and these regulations (the Irish European Communities (Reinsurance) Regulations, 2006) will apply to Max Europe beginning December 10, 2007. These regulations, which are broadly in line with current European Union life and non-life insurance regulation, will mean that Max Europe will be subject to formal regulation, and prudential and financial supervision by the Irish Financial Services Regulatory Authority in a manner similar to Max Insurance Europe. After December 10, 2007, Max Re Europe will also be subject to equivalent restrictions in relation to transactions with related companies, as described above.

Max USA and Max Specialty. The payment of dividends and distributions by Max USA and Max Specialty are limited under Delaware law and regulation. Neither Max USA nor Max Specialty may declare and pay dividends on its capital if the amount paid exceeds an amount equal to the surplus which represents the excess of Max USA’s or Max Specialty’s, as applicable, net assets over paid-in-capital or, if there is no surplus, Max USA’s or Max Specialty’s, as applicable, net profits for the current and/or immediately preceding fiscal year. In addition, under applicable Delaware case law, dividends may not be paid on Max USA’s or Max Specialty’s capital stock if it becomes insolvent or the payment of the dividend will render it insolvent. To the extent Max USA or Max Specialty were to pay dividends and is deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends.

Delaware insurance law also limits the ability of Max Specialty to pay extraordinary dividends. Max Specialty may not pay an extraordinary dividend until 30 days after the Delaware Insurance Commissioner has received notice of the intended dividend and has not objected in such time or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that together with any other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurance company’s surplus as of the preceding December 31, or (2) the insurance company’s net income, not including realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of Max Specialty’s own securities. The Delaware Insurance Commissioner has broad discretion to limit the payment of dividends by insurance companies.

In addition, each of Max Bermuda’s credit facilities prohibits Max Bermuda from paying dividends at any time that it is in default under the particular facility, which will occur if Max Bermuda Capital’s shareholders’ equity or Max Bermuda’s shareholders’ equity is less than a specified amount, as well as in certain other circumstances.

If we do not generate positive cash flows, we may be unable to service our indebtedness.

Our ability to pay principal and interest on the notes and on our other indebtedness depends on our future operating performance. Future operating performance is subject to market conditions and business factors that are often beyond our control. Consequently, we cannot assure you that we will have sufficient cash flows to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may have to seek additional capital or restructure or refinance our indebtedness. We cannot assure you that the terms of our indebtedness will allow us to take these measures or that these measures would satisfy our scheduled debt service obligations.

Our failure to comply with restrictive covenants contained in the indenture governing the notes or our current or future credit facilities could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.

The indenture governing the notes contains covenants that impose restrictions on our company and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, each of our credit facilities requires our company and/or certain of our subsidiaries to comply with certain covenants, including the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indenture or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Business

Our losses and benefits may exceed our loss and benefit reserves, which could significantly increase our liabilities and reduce our profits.

Our success depends on our ability to assess accurately the risks associated with the business that we insure and reinsure. If we fail to assess these risks accurately, or if events or circumstances cause our estimates to be incorrect, we may not establish appropriate premium rates and our reserves may be inadequate to cover our losses. If our actual claims experience is less favorable than our underlying assumptions, we will be required to increase our reserves, which will reduce our profits.

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

The property, property catastrophe and aviation insurance and reinsurance that we offer may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

The property, property catastrophe and aviation insurance and reinsurance that we offer may cause us to be vulnerable to losses from catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted.

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

The financial strength ratings of our reinsurance and insurance subsidiaries are currently “A3” (7th out of 21 categories) by Moody’s Investors Service, Inc., or Moody’s, “A-” (4th out of 14 categories) by A.M. Best Company, or A.M. Best, and “A” (6th out of 21 categories) by Fitch, Inc., or Fitch. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new reinsurance and insurance contracts and certain existing contracts may be terminated, which would significantly and negatively affect our ability to implement our business strategy successfully.

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

In addition, under Bermuda law, non-Bermudians, other than spouses of Bermudians, holders of permanent resident certificates and holders of working residents’ certificates, may not engage in any gainful occupation in Bermuda without an appropriate government work permit. A work permit may be granted or renewed only upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standards reasonably required by the employer. The Bermuda government limits the term of work permits to six years, subject to certain exemptions for key employees.

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

Our failure to maintain sufficient credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

Substantially all of our operations are conducted by our companies licensed and operated outside of the U.S. Many jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers, like Max Bermuda and Max Europe, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance customers typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2006, we had three available credit facilities totaling $720.0 million. However, we may need additional letter of credit capacity as we grow. Our failure to maintain our credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

We are relying on the prior owners of Max Specialty to provide us with timely financial and other information.

The prior owners of Max Specialty have an obligation to provide financial and other information pursuant to the post-closing covenants mutually agreed upon in the acquisition agreement. The failure to timely provide such financial information may negatively impact our ability to file our Securities Act reports and provide timely information required pursuant to the covenants found in the indenture.

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

Max Bermuda. Generally, Bermuda insurance statutes and regulations applicable to Max Bermuda are less restrictive than those that would be applicable to Max Bermuda if it was subject to the insurance laws of any state in the U.S. In the past, there have been Congressional and other initiatives in the U.S. regarding proposals to supervise and regulate insurers domiciled outside the U.S. If in the future Max Re became subject to any insurance laws of the U.S. or any state thereof or of any other jurisdiction, we cannot assure you that we would be able to comply with these laws or that complying with these laws would not significantly and negatively affect our business or results of operations.

Max Specialty. Max Specialty will conduct business in approximately 40 states of the U.S. Our business is subject to varying degrees of regulation and supervision in each of these jurisdictions. The laws and regulations of the jurisdiction in which Max Specialty is domiciled requires, among other things, that Max Specialty maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards and submit to periodic examinations of its financial condition. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of Max Specialty to write insurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds, not our creditors or shareholders. Max Specialty may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on Max Specialty’s ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which Max Specialty conducts business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which Max Specialty is subject could have an adverse effect on its business. Moreover, the National Association of Insurance Commissioners, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as the state insurance regulators, regularly reexamines existing laws and regulations.

Other. We do not intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than where our activities would require us to be so authorized or admitted. However, we cannot assure you that insurance regulators in a jurisdiction in which we are not licensed will not review our activities or, that if there were such a review, that they would not be successful in claiming that we are subject to the licensing requirements of the particular jurisdiction. If we were to become subject to the laws and regulations of any other jurisdiction in the future, we may consider various alternatives to our operations, including:

•	modifying or restricting the manner in which we conduct our business in order to avoid being subject to, and the necessity of complying with, the laws and regulations; or

•	obtaining licenses to enable us to transact reinsurance or insurance in the particular jurisdiction.

Events may result in political, regulatory and industry initiatives, which could adversely affect our business.

Government intervention has occurred in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. TRIA, which was enacted to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., will expire on December 31, 2007 and there can be no assurance that it will be extended beyond that date or as to the terms of any such extension.

Government intervention and the possibility of future interventions have created uncertainty in the insurance and reinsurance markets about the definition of terrorist acts and the extent to which future coverages will extend to terrorist acts. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers and reinsurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by:

•	providing insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in industry pools and guaranty associations;

•	expanding the scope of coverage under existing policies; or

•	regulating the terms of insurance and reinsurance policies.

The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2007 to January 31, 2007)(1)	—	—	—	$36.0 million
(February 1, 2007 to February 28, 2007)	249,000	$24.74	249,000	$29.8 million
(March 1, 2007 to March 31, 2007)	546,100	$24.67	546,100	$16.4 million

Total	795,100	$24.69	795,100	$16.4 million

(1)

It has been our policy not to repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter. Effective from May 2007, we have adopted a new policy to permit repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting for 30 days.

(2)

On May 4, 2007, Max Capital’s board of directors authorized an increase of $33.6 million to the existing board approved share repurchase plan. As a result, as of May 4, 2007, the maximum dollar value of shares that may be repurchased under the plan has increased to $50.0 million. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

Exhibit	Description
10.1	Form of Employee Restricted Stock Award Agreement.

10.2	Form of Bermuda Employee Restricted Stock Award Agreement.

10.3	Form of Director Restricted Stock Award Agreement.

10.4	Retirement and Separation Agreement, dated as of March 6, 2007, between Keith S. Hynes and Max Re Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007)

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors Affecting Future Financial Results (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 16, 2007).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	May 8, 2007

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	May 8, 2007