Form 10-Q
period 2007-06-30
MAX CAPITAL GROUP LTD.
filed 2007-07-31
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of June 30, 2007 was 60,127,859.

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$468,287	$441,895
Fixed maturities, available for sale, at fair value	3,266,386	3,028,108
Alternative investments, at fair value	1,096,687	1,065,874
Accrued interest income	38,065	38,922
Premiums receivable	467,045	390,889
Losses and benefits recoverable from reinsurers	604,774	538,009
Funds withheld	14,263	15,385
Deferred acquisition costs	50,951	49,064
Prepaid reinsurance premiums	134,481	104,443
Trades pending settlement	106,861	136,563
Other assets	55,484	39,832

Total assets	$6,303,284	$5,848,984

LIABILITIES
Property and casualty losses	$2,442,635	$2,335,109
Life and annuity benefits	878,434	895,560
Deposit liabilities	222,272	204,389
Funds withheld from reinsurers	252,034	254,723
Unearned property and casualty premiums	490,000	436,476
Reinsurance balances payable	99,576	79,506
Accounts payable and accrued expenses	60,792	103,160
Bank loans	285,000	150,000
Senior notes	99,767	—

Total liabilities	4,830,510	4,458,923

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 60,127,859 shares issued and outstanding (2006 – 60,276,560)	60,128	60,277
Additional paid-in capital	907,423	950,862
Unearned stock grant compensation	—	(17,570)
Accumulated other comprehensive loss	(78,565)	(21,688)
Retained earnings	583,788	418,180

Total shareholders’ equity	1,472,774	1,390,061

Total liabilities and shareholders’ equity	$6,303,284	$5,848,984

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Gross premiums written	$241,502	$283,967	$455,100	$539,891
Reinsurance premiums ceded	(77,633)	(73,639)	(153,841)	(131,401)

Net premiums written	$163,869	$210,328	$301,259	$408,490

Earned premiums	$199,697	$249,283	$401,189	$455,409
Earned premiums ceded	(61,686)	(50,094)	(123,756)	(96,463)

Net premiums earned	138,011	199,189	277,433	358,946
Net investment income	46,369	36,497	89,186	70,526
Net gains on alternative investments	68,087	(5,636)	122,199	49,223
Net realized losses on sales of fixed maturities	(282)	(5,285)	(1,325)	(6,960)
Other income	169	165	343	664

Total revenues	252,354	224,930	487,836	472,399

LOSSES AND EXPENSES
Losses and benefits	106,501	165,324	213,516	290,923
Acquisition costs	19,732	18,847	34,658	40,390
Interest expense	8,328	4,673	16,435	7,969
General and administrative expenses	26,762	16,047	51,958	37,556

Total losses and expenses	161,323	204,891	316,567	376,838

NET INCOME BEFORE TAXES	91,031	20,039	171,269	95,561
Income tax (benefit) expense	(3,109)	307	(2,864)	556

NET INCOME	94,140	19,732	174,133	95,005

Change in net unrealized depreciation of fixed maturities	(53,006)	(31,104)	(57,746)	(81,174)
Foreign currency translation adjustment	485	383	869	1,482

COMPREHENSIVE INCOME (LOSS)	$41,619	$(10,989)	$117,256	$15,313

Basic earnings per share	$1.55	$0.33	$2.87	$1.60

Diluted earnings per share	$1.45	$0.31	$2.70	$1.49

Weighted average common shares outstanding—basic	60,710,142	59,386,469	60,579,936	59,336,432

Weighted average common shares outstanding—diluted	64,801,799	63,340,090	64,488,023	63,638,422

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2007	2006
Preferred Shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	60,277	58,829
Issuance of common shares	1,362	596
Repurchase of shares	(1,511)	—

Balance, end of period	60,128	59,425

Additional paid-in capital
Balance, beginning of period	950,862	921,384
Reclassification of unearned stock grant compensation	(26,357)	—
Issuance of common shares	19,752	13,257
Stock option expense	1,288	434
Repurchase of shares	(38,122)	—

Balance, end of period	907,423	935,075

Loans receivable from common share sales
Balance, beginning of period	—	(465)
Loans repaid	—	165

Balance, end of period	—	(300)

Unearned stock grant compensation
Balance, beginning of period	(17,570)	(14,574)
Stock grants awarded	(16,481)	(12,587)
Amortization	7,694	6,438
Reclassification of unearned stock grant compensation	26,357	—

Balance, end of period	—	(20,723)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(21,688)	4,981
Holding losses on fixed maturities arising in period	(59,071)	(88,134)
Net realized losses included in net income	1,325	6,960
Currency translation adjustments	869	1,482

Balance, end of period	(78,565)	(74,711)

Retained earnings
Balance, beginning of period	418,180	215,565
Net income	174,133	95,005
Dividends paid	(8,525)	(5,938)

Balance, end of period	583,788	304,632

Total shareholders’ equity	$1,472,774	$1,203,398

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$174,133	$95,005
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	8,982	6,872
Amortization of premium on fixed maturities	2,429	3,554
Accretion of deposit liabilities	3,046	2,583
Net realized losses (gains) on sale of fixed maturities	1,325	6,960
Changes in:
Alternative investments	(30,849)	(91,566)
Accrued interest income	857	338
Premiums receivable	(76,156)	(22,385)
Losses and benefits recoverable from reinsurers	(66,765)	(42,442)
Funds withheld	1,122	1,208
Deferred acquisition costs	(1,887)	(4,355)
Prepaid reinsurance premiums	(30,038)	(35,694)
Trades pending settlement	29,702	—
Other assets	(6,982)	(1,212)
Property and casualty losses	107,526	177,709
Life and annuity benefits	(17,126)	48,627
Funds withheld from reinsurers	(2,689)	(19,523)
Unearned property and casualty premiums	53,524	87,641
Reinsurance balances payable	20,070	15,403
Accounts payable and accrued expenses	(42,368)	21,328

Cash provided by operating activities	127,856	250,051

INVESTING ACTIVITIES
Purchases of fixed maturities	(739,421)	(611,157)
Sales of fixed maturities	205,535	342,102
Redemptions of fixed maturities	254,144	89,912
Acquisition of subsidiary, net of cash acquired	(28,400)	—

Cash used in investing activities	(308,142)	(179,143)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,633	1,266
Repurchase of common shares	(39,633)	—
Proceeds from bank loans	135,000	—
Net proceeds from issuance of senior notes	99,497	—
Dividends paid	(8,525)	(5,938)
Additions to deposit liabilities	17,970	4,990
Payments of deposit liabilities	(3,133)	(33,633)
Notes and loans repaid	—	165

Cash provided by (used in) financing activities	205,809	(33,150)

Effect of exchange rate on cash	869	1,482
Net increase in cash and cash equivalents	26,392	39,240
Cash and cash equivalents, beginning of period	441,895	314,031

CASH AND CASH EQUIVALENTS, END OF PERIOD	$468,287	$353,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $7,224 and $5,767 for the six months ended June 30, 2007 and 2006, respectively.

No corporate taxes were paid during the six months ended June 30, 2007 and 2006.

See accompanying notes to unaudited interim consolidated financial statements.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Max Capital Group Ltd., formerly known as Max Re Capital Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”), was incorporated on July 8, 1999 under the laws of Bermuda. Max Capital’s principal operating subsidiary is Max Bermuda Ltd., formerly known as Max Re Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. In December 2006, Max Capital formed Max USA Holdings Ltd. (“Max USA”) as a holding company for its U.S. insurance operations. In April 2007, Max USA acquired Max Specialty Insurance Company (“Max Specialty”), a Delaware domiciled excess and surplus insurance company. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets

Goodwill and intangible assets are included in other assets in the Company’s balance sheet. Goodwill represents the difference between the purchase price and the fair value of the net assets acquired relating to Max USA and Max Specialty. Intangible assets consist of U.S. insurance licenses with indefinite lives acquired as part of Max USA’s acquisition of Max Specialty. In accordance with FAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized. The Company evaluates the fair value of goodwill and intangible assets compared to their carrying values on an annual basis, or more frequently if circumstances warrant. If an impairment is identified, the value of the goodwill and intangible assets will be written down in the period the determination is made. No impairment has been identified in either the goodwill or intangible assets since acquisition.

Income Taxes

Certain subsidiaries of the Company operate in jurisdictions where they are subject to income taxation. The Company records income taxes under the asset and liability method. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used for income tax purposes, using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded if, based on available information, it is more likely than not that some or all of a deferred tax asset may not be realized.

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

3. ACQUISITION OF MAX SPECIALTY

On April 2, 2007 Max USA acquired 100% of the outstanding and issued common shares of Max Specialty (formerly known as Monticello Insurance Company), an inactive U.S.-domiciled excess and surplus lines insurer. This transaction, together with the incorporation of Max USA, provides the Company with a U.S.-based platform from which to provide eligible non-admitted excess and surplus lines insurance within the United States. Goodwill arising from the acquisition of this U.S.-based platform was $12.0 million and is included in other assets on the Company’s balance sheet.

4. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

5. BANK LOANS

In February 2003, Max Bermuda completed a $150.0 million sale of shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution. Simultaneous with the sale, Max Bermuda entered into a total return swap with the purchaser of these shares whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction, which amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased monthly collateral requirement under the swap from 150% to 133% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. On February 28, 2007, the notional amount under the swap was increased from $150.0 million to $235.0 million. Max Diversified shares with a fair value of $87.9 million at June 30, 2007 were pledged as collateral to the financial institution to which Max Bermuda is exposed to credit risk. Under United States generally accepted accounting principles (“GAAP”), these transactions are recorded on a combined basis and are accounted for as a financing transaction, which resulted in the recording of a $235.0 million bank loan (the “swap loan”).

As of June 30, 2007, Max Capital has outstanding $50.0 million at 8.25% interest under its revolving loan facility (the “revolver loan”) for the capitalization of Max USA. Interest expense in connection with the revolver loan was $1.0 million for the three months ended June 30, 2007.

6. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 (the “senior notes”), with interest payable on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of the Company. The senior notes are fully and unconditionally guaranteed by Max Capital. Interest expense in connection with these senior notes was $1.8 million for the three months ended June 30, 2007. The effective interest rate related to the senior notes, based on the net proceeds received, is approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million and were used to repay a bank loan used to acquire and capitalize Max Specialty.

7. SEGMENT INFORMATION

The Company operates in four segments:

•

Property and casualty reinsurance – Through this segment’s operations, the Company generally offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients.

•	Property and casualty insurance – Through this segment’s operations, the Company generally offers excess of loss capacity on specific risks related to one insured.

•

U.S. excess and surplus lines insurance—New for the three months ended June 30, 2007, this segment comprises the underwriting operations of all of the Company’s U.S.-based business, principally Max Specialty. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

•

Life and annuity reinsurance – Through this segment’s operations, the Company generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that includes its investments and financing activities.

The U.S. excess and surplus lines segment manages its own portfolio of fixed maturities investments. The investment income earned by the Company’s U.S. subsidiaries remains in that segment.

Invested assets relating to the three non-U.S. segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio (collectively referred to as the “non-U.S. portfolio”) are not directly captured in the non-U.S. segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business and life and annuity business, investment returns are important in evaluating the profitability of these segments. Accordingly, with the exception of the U.S. excess and surplus lines segment, the Company allocates investment returns from the non-U.S. portfolio to each non-U.S. segment. This is based on a notional allocation of invested assets from the total portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns are allocated to the Company’s corporate function. The investment returns for the Company’s strategic private equity reinsurance investment are allocated entirely to the corporate function.

A summary of operations by segment for the three months and six months ended June 30, 2007 and 2006 is as follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2007
	Property & Casualty					Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$104,912	$125,904	$9,872	$240,688		$814	$—	$241,502
Reinsurance premiums ceded	(11,617)	(58,979)	(6,874)	(77,470)		(163)	—	(77,633)

Net premiums written	$93,295	$66,925	$2,998	$163,218		$651	$—	$163,869

Earned premiums	$98,009	$99,935	$939	$198,883		$814	$—	$199,697
Earned premiums ceded	(11,383)	(49,474)	(666)	(61,523)		(163)	—	(61,686)

Net premiums earned	86,626	50,461	273	137,360		651	—	138,011
Net investment income	11,106	3,974	1,618	16,698		7,285	22,386	46,369
Net gains on alternative investments	20,990	5,200	—	26,190		21,288	20,609	68,087
Net realized losses on sales of fixed maturities	—	—	—	—		—	(282)	(282)
Other income	—	—	—	—		—	169	169

Total revenues	118,722	59,635	1,891	180,248		29,224	42,882	252,354

Losses and benefits	55,550	40,148	152	95,850		10,651	—	106,501
Acquisition costs	19,657	(42)	(20)	19,595		137	—	19,732
Interest expense	1,213	—	—	1,213		504	6,611	8,328
General and administrative expenses	6,671	4,531	4,672	15,874		718	10,170	26,762

Total losses and expenses	83,091	44,637	4,804	132,532		12,010	16,781	161,323

Net income before taxes	$35,631	$14,998	$(2,913)	$47,716		$17,214	$26,101	$91,031

Loss ratio*	64.1%	79.6%	55.7%	69.8	% ***
Combined ratio**	94.5%	88.5%	N/A	95.6	% ***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2007
	Property & Casualty					Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$239,926	$203,938	$9,872	$453,736		$1,364	$—	$455,100
Reinsurance premiums ceded	(35,166)	(111,528)	(6,874)	(153,568)		(273)	—	(153,841)

Net premiums written	$204,760	$92,410	$2,998	$300,168		$1,091	$—	$301,259

Earned premiums	$196,905	$201,981	$939	$399,825		$1,364	$—	$401,189
Earned premiums ceded	(21,859)	(100,958)	(666)	(123,483)		(273)	—	(123,756)

Net premiums earned	175,046	101,023	273	276,342		1,091	—	277,433
Net investment income	21,841	7,918	1,645	31,404		14,641	43,141	89,186
Net gains on alternative investments	37,412	9,575	—	46,987		38,784	36,428	122,199
Net realized losses on sales of fixed maturities	—	—	—	—		—	(1,325)	(1,325)
Other income	—	—	—	—		—	343	343

Total revenues	234,299	118,516	1,918	354,733		54,516	78,587	487,836

Losses and benefits	115,314	76,982	152	192,448		21,068	—	213,516
Acquisition costs	34,913	(633)	(20)	34,260		398	—	34,658
Interest expense	4,244	—	—	4,244		2,168	10,023	16,435
General and administrative expenses (a)	13,941	8,915	8,179	31,035		1,429	19,494	51,958

Total losses and expenses	168,412	85,264	8,311	261,987		25,063	29,517	316,567

Net income (loss) before taxes	$65,887	$33,252	$(6,393)	$92,746		$29,453	$49,070	$171,269

Loss ratio*	65.9%	76.2%	55.7%	69.6	% ***
Combined ratio**	93.8%	84.4%	N/A	93.3	% ***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(a)	In the segment information included in the Form 10-Q for the three month period ending March 31, 2007, $3,507 of general and administrative expenses in relation to start-up costs of Max USA were included in the corporate function. For the above segmented information the start-up costs of Max USA have been reclassified to the U.S. excess and surplus lines segment.

(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2006
	Property & Casualty					Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$113,790	$127,381	$—	$241,171		$42,796	$—	$283,967
Reinsurance premiums ceded	(11,464)	(62,069)	—	(73,533)		(106)	—	(73,639)

Net premiums written	$102,326	$65,312	$—	$167,638		$42,690	$—	$210,328

Earned premiums	$115,637	$90,850	$—	$206,487		$42,796	$—	$249,283
Earned premiums ceded	(7,391)	(42,597)	—	(49,988)		(106)	—	(50,094)

Net premiums earned	108,246	48,253	—	156,499		42,690	—	199,189
Net investment income	9,500	3,780	—	13,280		7,259	15,958	36,497
Net losses on alternative investments	(1,670)	(470)	—	(2,140)		(1,972)	(1,524)	(5,636)
Net realized losses on sales of fixed maturities	—	—	—	—		—	(5,285)	(5,285)
Other income	—	—	—	—		—	165	165

Total revenues	116,076	51,563	—	167,639		47,977	9,314	224,930

Losses and benefits	75,777	37,723	—	113,500		51,824	—	165,324
Acquisition costs	18,573	(10)	—	18,563		284	—	18,847
Interest expense	1,848	—	—	1,848		(226)	3,051	4,673
General and administrative expenses	5,211	3,183	—	8,394		674	6,979	16,047

Total losses and expenses	101,409	40,896	—	142,305		52,556	10,030	204,891

Net income before taxes	$14,667	$10,667	$—	$25,334		$(4,579)	$(716)	$20,039

Loss ratio*	70.0%	78.2%		72.5	% ***
Combined ratio**	92.0%	84.8%		89.7	% ***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2006
	Property & Casualty					Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$298,773	$197,547	$—	$496,320		$43,571	$—	$539,891
Reinsurance premiums ceded	(27,523)	(103,617)	—	(131,140)		(261)	—	(131,401)

Net premiums written	$271,250	$93,930	$—	$365,180		$43,310	$—	$408,490

Earned premiums	$232,671	$179,167	$—	$411,838		$43,571	$—	$455,409
Earned premiums ceded	(15,307)	(80,895)	—	(96,202)		(261)	—	(96,463)

Net premiums earned	217,364	98,272	—	315,636		43,310	—	358,946
Net investment income	17,952	7,145	—	25,097		14,756	30,673	70,526
Net gains on alternative investments	11,389	3,452	—	14,841		13,685	20,697	49,223
Net realized losses on sales of fixed maturities	—	—	—	—		—	(6,960)	(6,960)
Other income	—	—	—	—		—	664	664

Total revenues	246,705	108,869	—	355,574		71,751	45,074	472,399

Losses and benefits	153,223	74,832	—	228,055		62,868	—	290,923
Acquisition costs	39,403	443	—	39,846		544	—	40,390
Interest expense	1,307	—	—	1,307		850	5,812	7,969
General and administrative expenses	10,972	6,873	—	17,845		1,317	18,394	37,556

Total losses and expenses	204,905	82,148	—	287,053		65,579	24,206	376,838

Net income before taxes	$41,800	$26,721	$—	$68,521		$6,172	$20,868	$95,561

Loss ratio*	70.5%	76.1%		72.3	% ***
Combined ratio**	93.7%	83.6%		90.5	% ***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

The Company’s clients are located in two geographic regions: North America and Other (predominantly Europe).

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$340,578	$285,712
Gross premiums written - Other (predominantly in Europe)	114,522	254,179
Reinsurance Ceded - North America	(123,893)	(89,609)
Reinsurance Ceded - Other (predominantly in Europe)	(29,948)	(41,792)

	$301,259	$408,490

No individual clients accounted for more than 5.0% of the Company’s gross premiums written during the six months ended June 30, 2007. Three clients accounted for 7.8%, 5.1% and 4.9%, of the Company’s gross premiums written during the six months ended June 30, 2006.

8. INVESTMENTS

(a) The fair values and amortized cost of fixed maturities at June 30, 2007 and December 31, 2006 were as follows:

June 30, 2007	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$594,027	$4,438	$(13,832)	$584,633
U.S. Corporate Securities	1,466,663	13,065	(23,152)	1,456,576
Other Corporate Securities	22,171	7	(511)	21,667
Asset and Mortgage Backed Securities	695,827	304	(15,656)	680,475
Collateralized Mortgage Obligations	528,837	1,309	(7,111)	523,035

	$3,307,525	$19,123	$(60,262)	$3,266,386

December 31, 2006	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$563,248	$4,903	$(7,932)	$560,219
U.S. Corporate Securities	1,417,312	4,599	(18,180)	1,403,731
Other Corporate Securities	32,525	107	(353)	32,279
Asset and Mortgage Backed Securities	599,342	847	(7,389)	592,800
Collateralized Mortgage Obligations	441,046	2,060	(4,027)	439,079

	$3,053,473	$12,516	$(37,881)	$3,028,108

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Fair Value	%	Fair Value	%
U.S. Government and Agencies (1)	$982,490	30.1	$873,235	28.8
AAA	1,292,906	39.6	1,115,110	36.8
AA	384,378	11.8	312,020	10.3
A	578,646	17.7	704,340	23.3
BBB	27,966	0.8	23,403	0.8

	$3,266,386	100.0	$3,028,108	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage Backed Securities with a fair value of $397,857 (2006—$312,838).

Investment income earned for the six months ended June 30, 2007 and 2006 was as follows:

	2007	2006
Interest earned on fixed maturities, cash and cash equivalents	$92,775	$74,920
Interest earned on funds withheld	323	589
Amortization of premium on fixed maturities	(2,429)	(3,554)
Investment expenses	(1,483)	(1,429)

	$89,186	$70,526

The net realized gains (losses) and the change in net unrealized depreciation on fixed maturities for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Net realized gains:
Gross realized gains	$5,904	$1,185
Gross realized losses	(7,229)	(8,145)

Net realized losses on sale of fixed maturities	(1,325)	(6,960)

Net change in unrealized depreciation of investments	(57,746)	(81,174)

Total net realized gains (losses) and change in unrealized depreciation on investments	$(59,071)	$(88,134)

The Company endeavors to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. As the Company has the intent and ability to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time reducing the size of any unrealized gains or losses. The only time the Company would expect to realize an other than temporary impairment on a fixed maturity security is if there were concerns about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,316 securities, 829 had unrealized losses at June 30, 2007. Fixed maturities with unrealized losses and the duration such conditions have existed as of June 30, 2007, and as of December 31, 2006 were as follows:

2007	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$410,639	$12,779	$31,653	$1,052	$442,292	$13,831
U.S. Corporate Securities	817,661	22,022	25,874	1,131	843,535	23,153
Other Corporate Securities	18,948	511	—	—	18,948	511
Asset and Mortgage Backed Securities	540,288	15,553	4,896	103	545,184	15,656
Collateralized Mortgage Obligations	333,883	7,100	597	11	334,480	7,111

	$2,121,419	$57,965	$63,020	$2,297	$2,184,439	$60,262

2006	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$318,008	$7,017	$31,030	$915	$349,038	$7,932
U.S. Corporate Securities	849,830	17,239	27,420	941	877,250	18,180
Other Corporate Securities	25,360	353	—	—	25,360	353
Asset and Mortgage Backed Securities	376,658	7,304	4,914	85	381,572	7,389
Collateralized Mortgage Obligations	215,135	4,005	816	22	215,951	4,027

	$1,784,991	$35,918	$64,180	$1,963	$1,849,171	$37,881

The distribution of the alternative investment portfolio by investment strategy for the six months ended June 30, 2007 and 2006 was as follows:

	June 30, 2007		June 30, 2006
	Fair Value	Allocation %	Fair Value	Allocation %
Commodity trading advisors	$—	0.0%	$68,777	5.2%
Distressed securities	188,284	17.2%	211,340	16.0%
Diversified arbitrage	162,757	14.8%	207,956	15.7%
Emerging markets	93,759	8.5%	134,982	10.2%
Event-driven arbitrage	208,689	19.0%	170,910	12.9%
Fixed income arbitrage	27,518	2.5%	25,560	1.9%
Global macro	65,531	6.0%	117,479	8.9%
Long/short credit	86,561	7.9%	114,543	8.7%
Long/short equity	226,895	20.7%	205,105	15.5%
Opportunistic	33,824	3.1%	27,607	2.1%
Convertible arbitrage	—	—	1,636	0.1%

	1,093,818	99.7%	1,285,895	97.2%
Reinsurance private equity	2,869	0.3%	36,675	2.8%

Alternative investments	$1,096,687	100.0%	$1,322,570	100.0%

9. INCOME TAXES

Max Capital and Max Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on any income or capital gains. They have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income taxes or capital gains taxes being imposed, they will be exempt from such taxes until March 28, 2016. The Company’s subsidiaries that are based in the United States and Ireland are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the years 2003 to the present. The tax years open to examination by the Irish Revenue Commissioners for the Irish-based subsidiaries are the years 2000 to the present.

The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company did not record any unrecognized tax benefits or expenses as a result of the adoption of FIN 48 and there was no adjustment to opening retained earnings. The Company has not recorded any interest or penalties during the three month and six month periods ended June 30, 2007.

The Company records income taxes for the quarter based on the estimated effective annual rates for each of the years ended December 31, 2007 and 2006. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

Max Capital’s board of directors declared dividends of $0.07 per share on each of February 9, 2007 and May 4, 2007, payable to shareholders of record on February 23, 2007 and May 18, 2007, respectively.

During the six months ended June 30, 2007, the Company repurchased 1,510,500 common shares at an average price of $26.24 per common share for a total amount of $39.6 million, including the costs incurred to effect the repurchases. During the three months ended June 30, 2007, the Company repurchased 715,400 common shares at an average price of $27.95 per common share for a total amount of $20.0 million, including the costs incurred to effect the repurchases. As of June 30, 2007, the remaining authorization under the Company’s share repurchase program was $30.0 million.

11. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”), in which Max Bermuda has a 7.5% equity investment. Although the variable quota share retrocession agreement with Grand Central Re remains in force, the parties have agreed that Max Bermuda will not cede any new business to Grand Central Re with effect from January 1, 2004.

	June 30,
	2007	2006
	(Expressed in thousands of U.S. Dollars)
Losses and benefits recoverable from reinsurers	$218,545	$227,362
Deposit liabilities	29,078	31,936
Funds withheld from reinsurers	220,616	219,557
Reinsurance balances payable	26,117	24,492
Reinsurance premiums ceded	953	1,900
Earned premiums ceded	953	1,900
Other income	400	430
Losses and benefits	1,198	178
Interest expense	3,731	472

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, has served as the investment advisor for Max Diversified since April 1, 2004. For the six months ended June 30, 2007 and 2006, Alstra received investment advisor fees of $4.9 million and $4.5 million, respectively.

In addition, Moore Capital Management, LLC (“Moore Capital”) an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $0.8 million and $1.3 million, respectively, in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital for the six months ended June 30, 2007 and 2006.

The Company believes that the terms of its investment advisor and management agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

12. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of June 30, 2007. The Company’s primary credit facility provides $600.0 million of credit capacity and is with a syndicate of commercial banks, one of which, Citibank, N.A., is affiliated with Mr. John Barber a former director of Max Capital whose term of office ended in May 2007. The Company believes that the terms of this credit facility are comparable to the terms that the Company would expect to negotiate with an unrelated party. The Company amended this facility in December 2006 principally to increase credit capacity from $450.0 million to $600.0 million, to provide that a portion of the facility be available for revolving loans to Max Capital and Max USA, as well as letters of credit for Max Bermuda, and to permit that a portion of the facility be unsecured. In accordance with this credit facility, the syndicate will issue, upon the Company’s request, letters of credit on behalf of Max Bermuda up to $450.0 million secured by fixed maturities and will issue, upon the Company’s request, additional unsecured letters of credit on behalf of Max Bermuda or make unsecured revolving loans to Max Capital and Max USA up to an aggregate of $150.0 million. At June 30, 2007 and December 31, 2006, letters of credit totaling $408.6 million and $380.3 million, respectively, were issued and outstanding under this facility. Fixed maturities and cash equivalents with a fair value of $470.7 million and $445.1 million at June 30, 2007 and December 31, 2006, respectively, were pledged as collateral for these letters of credit. As of June 30, 2007, there was a $50.0 million unsecured loan outstanding to Max Capital under this facility, as described in Note 4.

Max Bermuda also has a $100.0 million letter of credit facility with The Bank of Nova Scotia. At June 30, 2007 and December 31, 2006 there were no letters of credit issued or outstanding under this facility.

Max Bermuda also has a $20.0 million letter of credit facility with ING Bank N.V., London Branch . At June 30, 2007 and December 31, 2006 letters of credit totaling $20.0 million were issued and outstanding under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $24.0 million and $23.6 million at June 30, 2007 and December 31, 2006, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at June 30, 2007.

13. STOCK INCENTIVE PLAN

In June 2000, the Company’s shareholders approved the adoption of a Stock Incentive Plan (the “Plan”) pursuant to which the Company may award subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, share awards or other awards. In May 2002 and April 2005, the shareholders of the Company approved the adoption of amendments to the Plan, increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

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

The fair value of options granted during the six months ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2007	2006
Option valuation assumptions:
Expected option life	7 years	7 years
Expected dividend yield	1.13%	0.89%
Expected volatility	13.50%	17.12%
Risk-free interest rate	4.77%	4.70%

The Company recognized $0.6 million and $0.1 million of stock-based compensation expense related to stock option awards for the three months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense related to stock option awards for the six months ended June 30, 2007 and 2006 was $1.3 million and $0.4 million, respectively. As of June 30, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $3.7 million, which is expected to be recognized over a weighted average period of 2.7 years.

Total intrinsic value of stock options exercised during the three month periods ended June 30, 2007 and 2006 was $0.6 million and $nil, respectively. Total intrinsic value of stock options exercised during the six month periods ended June 30, 2007 and 2006 was $3.7 million and $0.4 million, respectively.

A summary of the Company’s options outstanding as of June 30, 2007 and changes during the six months ended June 30, 2007 follows:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2006	2,551,333	$19.82	$5.85	6.81 years	$15,271	$10.26-$36.26
Options granted	50,875	$26.47	$5.54			$24.40-$32.82
Options exercised	(362,998)	$15.08				$17.02-$11.02
Options forfeited	—	$—				$—
Balance, June 30, 2007	2,239,210	$20.74	$5.98	6.60 years	$18,139	$10.26-$36.26

Options exercisable, June 30, 2007	1,519,190	$17.34	$5.46	5.32 years	$16,657	$10.26-$27.50

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three years. Total compensation cost recognized for restricted stock awards included in general and administrative expenses was $3.7 million and $7.7 million for the three months and six months ended June 30, 2007 compared to $3.3 million and $6.4 million for the three months and six months ended June 30, 2006.

A summary of the Company’s non-vested restricted stock awards as of June 30, 2007, and changes during the six months ended June 30, 2007, follows:

	Non-vested Restricted Stock	Weighted -Average Grant – Date Fair Value
Balance, December 31, 2006	1,660,602	$23.50
Restricted Stock Granted	661,439	$24.92
Restricted Stock Vested	(472,413)	$23.75
Restricted Stock Forfeited	(2,151)	$23.28

Balance, June 30, 2007	1,847,477	$23.94

14. SUBSEQUENT EVENTS

Exposure to events occurring after June 30, 2007

Subsequent to June 30, 2007, there were several catastrophic events occurring worldwide, including flooding in the United Kingdom, an earthquake and typhoon in Japan and an aviation loss in Brazil. The Company estimates aggregate gross losses stemming from these events to be less than $10.0 million. This estimate is based on preliminary information available to the Company. However, there is significant uncertainty associated with this information as the events are very recent. It is possible that actual losses could vary significantly from this estimate as additional information is received and analyzed.

Repurchase Authorization

On July 27, 2007, Max Capital’s board of directors authorized an increase of $70.0 million to the approved share repurchase plan. As a result, the current maximum dollar value of shares that may be repurchased under the plan has increased to $100.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006 and our financial condition as of June 30, 2007. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2007.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in other documents filed by us with the SEC) include, but are not limited to:

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

Our policy is to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events having a non-material impact to the Company’s operations or financial position based on management’s estimates and current information, other than through regularly scheduled calls, press releases or filings.

Overview

We are a global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland and the United States. We underwrite a diversified portfolio of risks that encompass long-tail business, including excess liability, professional liability and workers compensation risks, as well as short-tail property, property catastrophe and aviation risks. We also provide reinsurance for the life and annuity market when opportunities arise.

In continuation of our long-term strategic initiative to build our franchise, we expanded into the excess and surplus lines business in the United States in April 2007 by acquiring Max Specialty. We believe our platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products as we target new niche markets.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs 9 strategies invested in approximately 40 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at June 30, 2007, the allocation of invested assets was 77.3% in cash and fixed maturities and 22.7% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At June 30, 2007, Max Bermuda had $1,452.9 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty Insurance Company, Max Specialty Insurance Services Ltd. and Max California Insurance Services Ltd. We hold all of our alternative investments in Max Diversified, other than our reinsurance private equity investment in Grand Central Re, which is held by Max Bermuda.

Executive Summary

We achieved favorable underwriting results which were complemented by our strong investment returns in the six months ended June 30, 2007. We believe our strong underwriting results demonstrate the nature of the product lines we write as well as the discipline and expertise of our underwriting teams. Our property and casualty reinsurance, property and casualty insurance and U.S. excess and surplus lines segments produced a 93.3% combined ratio (the sum of losses, acquisition costs and general and administrative expenses as a percentage of net premiums earned) for the six months ended June 30, 2007 compared to 90.5% for the six months ended June 30, 2006. Excluding our new U.S. excess and surplus lines segment, our combined ratio for the six months ended June 30, 2007 was 90.4%.

Our entry into the U.S. excess and surplus lines insurance market in the three months ended June 30, 2007 is a continuation of our long-term strategic initiative of utilizing our increasing capital base to build our franchise through additional product offerings and permits us to further diversify our business. Through Max Specialty, we target smaller-sized transactions within the U.S. excess and surplus marketplace. Max Specialty operates across two divisions, brokerage and contract binding; each division offers property, inland marine, casualty, excess liability and umbrella insurance products.

As of June 30, 2007 our property and casualty product lines were evenly weighted between insurance and reinsurance. Our current property and casualty reinsurance emphasis is on smaller accounts with a greater number of clients and varying the underlying exposures assumed. We continue to emphasize long-tail casualty lines in our property and casualty reinsurance and insurance segments with professional liability and excess liability accounting for 24.6% and 18.3%, respectively, of gross premiums written for the six months ended June 30, 2007 and 23.4% and 22.1% of gross premiums written for the six months ended June 30, 2006. Our short-tail property and property catastrophe, marine and energy, and aviation exposures accounted for 39.7% of gross premiums written for the six months ended June 30, 2007 and 25.4% for the six months ended June 30, 2006.

During the six months ended June 30, 2007, gross premiums written decreased 15.7%, or $84.8 million, compared to the six months ended June 30, 2006. Gross premiums written for the six months ended June 30, 2007 remain in-line with our 2007 budget, as we had anticipated a reduction in gross premiums written as the softening market requires a heightened underwriting discipline. While we continue to look for attractive opportunities in the risks we underwrite, the number of property and casualty submissions that meet our pricing requirements has declined. Additionally, changing market conditions resulted in some non-renewals of large property and casualty reinsurance contracts, resulting in a decrease of $67.2 million in gross premiums written. In addition, the six month period ended June 30, 2006 included $42.8 million in gross premiums written related to one life and annuity reinsurance transaction with no comparable transaction in the six months ended June 30, 2007. Our emphasis in recent years on writing smaller contracts with a greater number of clients should reduce the impact of individual non-renewals on gross premiums written in future periods. Our property and casualty insurance business produced an increase of 3.2%, or $6.4 million, in gross premiums written for the six months ended June 30, 2007 compared to the same period in 2006. Our U.S. excess and surplus lines segment contributed $9.9 million of gross premiums written for the three and six month periods ended June 30, 2007, and is expected to become a larger component of our business as the platform becomes fully operational.

We expect volatility in our underwriting results. The potential volatility has increased in comparison to prior years because we have increased our property catastrophe reinsurance business. However, by carefully selecting line sizes of business assumed, diversifying our underlying exposures and purchasing reinsurance and retrocessional protection, we believe we effectively manage, and will continue to manage, this volatility.

Losses and benefits represented our largest expense and accounted for 68.8% of total liabilities at June 30, 2007. We establish loss reserves using a combination of loss reserving techniques and actuarial methods as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. Loss reserves are reviewed regularly to reflect any new information that we receive. We conduct quarterly internal reviews of reserves and, in addition, the adequacy of our reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries to corroborate management’s estimates. Losses recognized in the three months ended June 30, 2007 related to catastrophic events, including flooding related losses in the United Kingdom, were less than $5.0 million gross of reinsurance recoveries. There were no significant changes in prior-period reserves during the six month period ended June 30, 2007.

Our investments during the six months ended June 30, 2007 produced a total return of 5.71% compared to 0.85% for the six months ended June 30, 2006. The cash and fixed maturities portfolio produced a total return of 0.93% during the six months ended June 30, 2007 compared to (0.47%) for the six months ended June 30, 2006. The total return of the fixed maturities portfolio for the six months ended June 30, 2007 and 2006 has been affected by a period of increasing interest rates, which has resulted in a combination of higher yields on fixed maturities, reflected in net investment income, offset by unrealized losses on the market value of the fixed maturities, which is reflected in shareholders’ equity in the consolidated balance sheet.

Our alternative investments produced a 10.86% return during the six months ended June 30, 2007 compared to 4.00% for the six months ended June 30, 2006. Our return compares favorably with the 6.96% return for the S&P 500 for the six months ended June 30, 2007. Every alternative investment strategy we employed was profitable during the six months ended June 30, 2007. The strategies principally contributing to the gains in the six month period ended June 30, 2007 were the event driven arbitrage and long/short equity strategies which are our two largest allocations at 19.0% and 20.7% of our alternative investments, respectively. Our alternative investment strategies are selected because of their low correlation with the stock market, the bond market, and each other.

Our current investment objective is to reduce our investment allocation to alternative investments to less than 20% of our total invested assets, down from the current allocation of 22.7% and an allocation of 23.5% at December 31, 2006. In connection with this, we made net redemptions of $91.4 million from our alternative investments in the six months ended June 30, 2007. We intend to meet our lowered target allocation during 2007 in an orderly manner by reducing our alternative investment portfolio through redemptions and by investing our excess cash from operations in fixed maturities. Strong alternative investment returns during the six months ended June 30, 2007 have largely offset the effect of our year to date redemptions.

Net income for the six months ended June 30, 2007 was $174.1 million compared to $95.0 million for the six months ended June 30, 2006. The results for the six months ended June 30, 2007 were attributable principally to underwriting income generated from our property and casualty business coupled with strong investment returns.

We assess our liquidity needs by monitoring and evaluating new business prospects and opportunities and the development of our existing operations. We expect to continue to generate positive operating cash flow through premium receipts and investment returns, which will be partially offset by paid losses on reinsurance and insurance obligations, as well as operating expenses.

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

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities portfolio is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize realized capital gains or losses on our fixed maturities portfolio at the time of sale although our fixed maturities strategy is not intended to generate significant realized gains or losses. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions.

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

Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $235.0 million swap loan bears interest at a rate based on LIBOR plus a spread. The outstanding $50.0 million revolver loan bears interest at a rate of 8.25%. We also have $100.0 million in senior notes outstanding that mature in April 2017 that bear interest at 7.20%. In addition, interest expense also includes the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest is recorded on the funds withheld balances based on various contractual and negotiated rates. The interest expense attributable to the funds withheld under a variable quota share retrocession agreement with Grand Central Re, our largest funds withheld balance, is based on the average of two total return fixed maturity indices. A charge or credit may be recorded in interest expense on this contract in any given period. As a result, interest expense is expected to vary from period to period with a corresponding entry to funds withheld. Interest expense on the remaining balance of funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. Finally, interest expense also includes interest on deposit contracts.

General and administrative expenses are principally employee salaries, bonuses and related personnel costs, office rent, amortization of leasehold improvements and other operating costs. These costs do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the six months ended June 30, 2007. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2006, filed on February 16, 2007, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We monitor the performance of our underwriting operations in four segments:

•

Property and casualty reinsurance – Through this segment’s operations, we generally offer quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients.

•	Property and casualty insurance – Through this segment’s operations, we generally offer excess of loss capacity on specific risks related to one insured.

•

U.S. excess and surplus lines insurance—New for the three months ended June 30, 2007, this segment comprises the underwriting operations of all of our U.S.-based business, principally Max Specialty. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

•

Life and annuity reinsurance – Through this segment’s operations, we generally offer reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

We also have a corporate function that includes our investment and financing activities.

The U.S. excess and surplus lines segment manages its own portfolio of fixed maturities investments. The investment income earned by our U.S. subsidiaries remains in that segment.

Invested assets relating to the three non-U.S. segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio (collectively referred to as the “non-U.S. portfolio”) are not directly captured in the non-U.S. segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business and life and annuity business, investment returns are important in evaluating the profitability of these segments. Accordingly, with the exception of the U.S. excess and surplus lines segment, we allocate investment returns from the non-U.S. portfolio to each non-U.S. segment. This is based on a notional allocation of invested assets from the total portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns are allocated to our corporate function. The investment returns for our strategic private equity reinsurance investment are allocated entirely to the corporate function.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended June 30, 2007	% change	Three Months Ended June 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$104.9	(7.8)%	$113.8
Reinsurance premiums ceded	(11.6)	0.9%	(11.5)

Net premiums written	$93.3	(8.8)%	$102.3

Net premiums earned(a)	$86.6	(20.0)%	$108.3
Net investment income	11.1		9.5
Net gains on alternative investments	21.0		(1.7)
Total revenues	$118.7		$116.1

Losses(b)	55.6	(26.6)%	75.8

	Three Months Ended June 30, 2007	% change	Three Months Ended June 30, 2006
	In millions of U.S. Dollars
Acquisition costs	19.7	5.9%	18.6
Interest Expense	1.2		1.8
General and administrative expenses	6.6	26.9%	5.2

Total losses and expenses(c)	$83.1	(18.0)%	$101.4

Net income before taxes	$35.6	142.0%	$14.7

Loss ratio(b)/(a)	64.1%		70.0%
Combined ratio(c)/(a)	94.5%		92.0%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended June 30, 2007 were $104.9 million compared to $113.8 million for the three months ended June 30, 2006, a decrease of 7.8%. The decrease relates to the reduced number of submissions that met our pricing requirements. We will continue to monitor pricing trends closely and will adjust our underwriting accordingly if the market continues to soften. There were no material changes in premium estimates in the three months ended June 30, 2007 and June 30, 2006.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended June 30, 2007 were $11.6 million compared to $11.5 million for the three months ended June 30, 2006. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. Reinsurance premiums ceded during the three months ended June 30, 2007 principally relate to our property reinsurance quota share treaty, whereas reinsurance premiums ceded during the three months ended June 30, 2006 principally relate to excess of loss protection for our property reinsurance business.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 20.0% to $86.6 million for the three months ended June 30, 2007. The decrease is attributable principally to lower gross premiums written and higher reinsurance premiums ceded over the past six to nine months and earned in the three months ended June 30, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to property and casualty reinsurance were $55.6 million for the three months ended June 30, 2007 compared to $75.8 million for the three months ended June 30, 2006, a decrease of 26.6%. The losses are consistent with the decrease in our net premiums earned for this segment combined with an increase in premiums earned in relation to our property catastrophe business during a period in which we experienced low catastrophe losses. Losses recognized in the three months ended June 30, 2007 related to catastrophic events, including flooding related losses in the United Kingdom, were less than $5.0 million gross of reinsurance recoveries. The loss ratio for our property and casualty reinsurance segment for the three months ended June 30, 2007 was 64.1% compared to 70.0% for the three months ended June 30, 2006. Certain of our reinsurance contracts have provisions for the adjustment of ceding commissions within a range based on losses incurred on the contract. During the three months ended June 30, 2007, we received information for a number of these contracts that indicated lower than expected losses. As a result, we recognized approximately $5.0 million in positive development of prior year reserves, which was largely offset by additional acquisition costs. Apart from the positive development on these contracts, there was no significant development of prior year reinsurance reserves during the three months ended June 30, 2007.

Acquisition costs. Acquisition costs were $19.7 million for the three months ended June 30, 2007 compared to $18.6 million for the three months ended June 30, 2006, an increase of 5.9%. The increase in acquisition costs during a period when net premiums earned have decreased is due to the adjustment of the ceding commission on a number of contracts as described in the losses section above. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense was $1.2 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006. Interest expense includes $0.6 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended June 30, 2007 compared to $0.8 million for the three months ended June 30, 2006. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices.

General and administrative expenses. General and administrative expenses were $6.6 million for the three months ended June 30, 2007 compared to $5.2 million for the three months ended June 30, 2006, an increase of 26.9%. The increase resulted principally from additional reinsurance staff added since June 30, 2006 and increases in ongoing personnel and infrastructure costs.

Net income. Net income attributable to property and casualty reinsurance for the three months ended June 30, 2007 was $35.6 million compared to $14.7 million for the three months ended June 30, 2006. The large variance between the results for the three months ended June 30, 2007 and 2006, is principally attributable to the 5.84% return on alternative investments in the three months ended June 30, 2007 compared to a (0.44%) return in the three months ended June 30, 2006.

Property and Casualty Insurance Segment

	Three Months Ended June 30, 2007	% change	Three Months Ended June 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$125.9	(1.2)%	$127.4
Reinsurance premiums ceded	(59.0)	(5.0)%	(62.1)

Net premiums written	$66.9	(2.5)%	$65.3

Net premiums earned(a)	$50.5	4.6%	$48.3
Net investment income	3.9		3.8
Net gains on alternative investments	5.2		(0.5)
Total revenues	$59.6		$51.6

Losses(b)	40.1	6.4%	37.7
Acquisition costs	—		—
General and administrative expenses	4.5	40.6%	3.2

Total losses and expenses(c)	$44.6	9.0%	$40.9

Net income before taxes	$15.0	40.2%	$10.7

Loss ratio(b)/(a)	79.6%		78.2%
Combined ratio(c)/(a)	88.5%		84.8%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended June 30, 2007 were $125.9 million compared to $127.4 million for the three months ended June 30, 2006, a decrease of 1.2%. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended June 30, 2007 were $59.0 million compared to $62.1 million for the three months ended June 30, 2006, a decrease of 5.0%. Reinsurance premiums ceded in the three months ended June 30, 2007 were related principally to our existing quota share treaties that are utilized to manage our retained exposure. During the three months ended June 30, 2006 we purchased catastrophe reinsurance programs in connection with our property insurance risks. These programs were renewed during the three months ended March 31, 2007. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended June 30, 2007 was 46.9% compared to 48.7% for the three months ended June 30, 2006.

Net premiums earned. Net premiums earned for insurance increased by 4.6% to $50.5 million for the three months ended June 30, 2007. The increase is attributed to the expansion of our insurance products offered over the past year and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to insurance were $40.1 million for the three months ended June 30, 2007 compared to $37.7 million for the three months ended June 30, 2006, an increase of 6.4%. The loss ratio for our insurance segment for the three months ended June 30, 2007 was 79.6% compared to 78.2% for the same period in 2006. During the three months ended June 30, 2007, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were negligible for the three months ended June 30, 2007 and for the three months ended June 30, 2006. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $4.5 million for the three months ended June 30, 2007 compared to $3.2 million for the three months ended June 30, 2006, an increase of 40.6%. The increase resulted principally from additional insurance staff added since June 30, 2006 and increases in ongoing personnel and infrastructure costs.

Net income. Net income attributable to the property and casualty insurance segment for the three months ended June 30, 2007 was $15.0 million compared to $10.7 million for the three months ended June 30, 2006. The variance between the results for the three months ended June 30, 2007 and 2006, is principally attributable to the 5.84% return on alternative investments in the three months ended June 30, 2007 compared to a (0.44%) return in the three months ended June 30, 2006.

U.S. Excess and Surplus Lines Insurance Segment

Three Months Ended June 30, 2007
Gross premiums written	$9.9
Reinsurance premiums ceded	(6.9)

Net premiums written	$3.0

Net premiums earned(a)	$0.3

Net investment income	1.6
Net gains on alternative investments	—

Total revenues	1.9

Losses(b)	0.1
Acquisition costs	—
General and administrative expenses	4.7

Total losses and expenses(c)	$4.8

Net income before taxes	$(2.9)

Loss ratio(b)/(a)	55.7%
Combined ratio(c)/(a)	N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)). Due to the start-up nature of the U.S. excess and surplus lines insurance segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

The U.S. excess and surplus lines segment, which comprises the underwriting operations of our U.S.-based business, principally Max Specialty, commenced underwriting activities in April 2007. Therefore, there are no comparative figures for 2006. Segment results for the six months ended June 30, 2007 are not presented as all figures are unchanged from the three months ended June 30, 2007 except for general and administrative expenses of $8.2 million and net loss before taxes of $6.4 million, for the six month period.

Premiums written and earned. Gross premiums written by the U.S. excess and surplus lines segment for the three months ended June 30, 2007 were $8.5 million for the brokerage division and $1.4 million the contract binding division. We expect the volume of underwriting submissions received and gross premium written to rise for the remainder of 2007 as we establish our presence in the specialty niche markets that we plan to offer our products. Reinsurance premiums ceded reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for both the brokerage and contract binding divisions. Net premiums earned of $0.3 million for the three months ended June 30, 2007 reflect the short period of time since Max Specialty began writing business in April 2007 and will increase with gross premiums written volume.

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. Investment return for the three months ended June 30, 2007 was 4.2%.

General and administrative expenses. General and administrative expenses were $4.7 million and $8.2 million for the three and six months ended June 30, 2007, respectively. General and administrative expenses are principally comprised of personnel and infrastructure costs reflecting the start-up period of the Max Specialty operations. Relative to our other segments, we expect this segment to be associated with a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher expense ratio than our other segments.

Life and Annuity Reinsurance Segment

	Three Months Ended June 30, 2007	% change	Three Months Ended June 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$0.8	N/A	$42.8
Reinsurance premiums ceded	(0.2)	N/A	(0.1)

Net premiums written	$0.6	N/A	$42.7

Net premiums earned	$0.6	N/A	$42.7

Net investment income	7.3		7.3
Net gains on alternative investments	21.3		(2.0)

Total revenues	29.2		48.0

Benefits	10.7	N/A	51.8
Acquisition costs	0.1	N/A	0.3
Interest expense	0.5		(0.2)
General and administrative expenses	0.7	N/A	0.7

Total benefits and expenses	$12.0		$52.6

Net income before taxes	$17.2	N/A	$(4.6)

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

We wrote one new life and annuity reinsurance contract during the three months ended June 30, 2006 for $42.8 million of premium. Apart from this 2006 contract, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs, and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments on an aggregate basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $10.7 million for the three months ended June 30, 2007 compared to $51.8 million for the three months ended June 30, 2006. Benefits in each period include regular changes in existing policy and claim liabilities. In addition, benefits for the three months ended June 30, 2006 include benefits incurred of $41.9 million on the contract written in the period.

Net income. Net income attributable to the life and annuity reinsurance segment for the three months ended June 30, 2007 was $17.2 million compared to $(4.6) million for the three months ended June 30, 2006. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the underlying assets generated by the segment. The large variance between the results for the three months ended June 30, 2007 and 2006, is principally attributable to the 5.84% return on alternative investments in the three months ended June 30, 2007 compared to a (0.44%) return in the three months ended June 30, 2006.

Corporate Function

	Three Months Ended June 30, 2007	% change	Three Months Ended June 30, 2006
	In millions of U.S. Dollars
Net investment income	$46.4	27.1%	$36.5
Less: net investment income allocated to non-U.S. underwriting segments	(22.4)		(20.5)
Less: net investment income of the U.S. excess and surplus lines segment	(1.6)		—

Balance of net investment income	$22.4	40.0%	$16.0

Net gains on alternative assets	68.1	N/A	(5.6)
Less: net gains (losses) on alternative assets allocated to underwriting segments	(47.5)		4.1

Balance of net gains on alternative investments	20.6	N/A	(1.5)

Net realized losses on sale of fixed maturities	(0.3)	N/A	(5.3)

Other income	0.2	N/A	0.2

Interest expense	(6.6)	N/A	(3.1)

General and administrative expenses not included in segment results	(10.2)	47.8%	(7.0)

Net income before taxes excluding segment results	$26.1		$(0.7)

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the three months ended June 30, 2007 increased $9.9 million to $46.4 million compared to $36.5 million for the three months ended June 30, 2006, an increase of 27.1%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $3,123.4 million at June 30, 2006 to $3,734.7 million at June 30, 2007, resulting from cash flow from operations since June 30, 2006. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended June 30, 2007 was 5.03% compared to 4.74% for the three months ended June 30, 2006, reflecting the increase in interest rates over the past year.

Net gains (losses) on alternative investments. Net gains on the alternative investment portfolio were $68.1 million, or 5.84%, for the three months ended June 30, 2007 compared to a loss of $5.6 million, or 0.44%, for the three months ended June 30, 2006. Our return compares with the 6.28% return for the S&P 500 for the three months ended June 30, 2007. Every alternative investment strategy we employed was profitable during the three months ended June 30, 2007. Alternative investment strategies principally contributing to the gains in the current period were the event driven arbitrage and long/short equity strategies. The event driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. The long/short equity strategy comprises funds that typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. While this strategy can profit from either positive or negative price trends in the overall stock market, investment managers of long/short equity funds generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. We currently have 20.7% and 19.0% of our alternative investments allocated to the long/short equity and event driven arbitrage strategies, respectively.

Net realized losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as discussed in the results of underwriting operations for the six months ended June 30, 2007 – corporate function. The realized losses in the three months ended June 30, 2007 and 2006 of $0.3 million and $5.3 million, respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

Interest expense. Interest expense was $6.6 million for the three months ended June 30, 2007 compared to $3.2 million for the three months ended June 30, 2006. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $235.0 million swap loan attracts interest at a rate based on LIBOR plus a spread. Our $50.0 million revolver loan attracts interest at a rate of 8.25% and was entered into on April 3, 2007. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007 that mature in April 2017 and bear interest at 7.20%. Interest expense for the three months ended June 30, 2007 has increased primarily due to the increase of $235.0 million in outstanding debt compared to the same period in 2006.

General and administrative expenses. General and administrative expenses were $10.2 million for the three months ended June 30, 2007 compared to $6.9 million for the three months ended June 30, 2006, an increase of 47.8%. The increase in general and administrative expenses results principally from additional staff added since June 30, 2006, and ongoing personnel and infrastructure costs.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Six Months Ended June 30, 2007	% change	Six Months Ended June 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$239.9	(19.7)%	$298.8
Reinsurance premiums ceded	(35.2)	28.0%	(27.5)

Net premiums written	$204.7	(24.5)%	$271.3

Net premiums earned(a)	$175.1	(19.5)%	$217.4
Net investment income	21.8		17.9
Net gains on alternative investments	37.4		11.4
Total revenues	234.3		246.7

Losses(b)	115.3	(24.7)%	153.2
Acquisition costs	35.0	(11.2)%	39.4
Interest Expense	4.2		1.3
General and administrative expenses	13.9	26.4%	11.0

Total losses and expenses(c)	$168.4	(17.8)%	$204.9

Net income before taxes	$65.9	57.7%	$41.8

Loss ratio(b)/(a)	65.9%		70.5%
Combined ratio(c)/(a)	93.8%		93.7%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2007	% of Premium Written	Six Months Ended June 30, 2006	% of Premium Written
	In millions of U.S. Dollars		In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Accident and health	$—	0.0%	$6.3	2.1%
Aviation	19.8	8.3%	17.3	5.8%
Excess Liability	6.2	2.6%	31.8	10.6%
Medical Malpractice	37.5	15.6%	35.2	11.8%
Other	0.6	0.3%	0.4	0.1%
Professional Liability	31.2	13.0%	55.2	18.5%
Property and property catastrophe	79.1	33.0%	61.3	20.5%
Marine & Energy	24.9	10.4%	20.3	6.8%
Whole Account	8.6	3.5%	36.5	12.2%
Workers Compensation	32.0	13.3%	34.5	11.6%

	$239.9	100.0%	$298.8	100.0%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the six months ended June 30, 2007 were $239.9 million compared to $298.8 million for the six months ended June 30, 2006, a decrease of 19.7%. The decrease reflects the non-renewal of four large property and casualty reinsurance contracts and the restructuring of a fifth large property and casualty reinsurance contract at renewal. Gross premiums written for 2007 remain in line with our budget. Our emphasis in recent years has been to write smaller accounts with a greater number of clients and varying the underlying exposures assumed. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed. There were no material changes in premium estimates in the six months ended June 30, 2007 and June 30, 2006.

We continue to monitor pricing and market trends closely and changes to our premium mix reflect the risk types where we believe our price requirements, terms and conditions are being met. As a result our gross reinsurance premium volume and mix may vary from period to period. In addition, changes in client appetite for risk retentions will vary with market conditions and may also cause fluctuations in our premium volume and mix.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the six months ended June 30, 2007 were $35.2 million compared to $27.5 million for the six months ended June 30, 2006, an increase of 28.0%. The increase was principally attributable to our reinsurance quota share treaty that is utilized to manage our retained exposure on our property business. We also purchased additional excess of loss protection for our property reinsurance business in the six months ended June 30, 2007 and 2006.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 19.5% to $175.1 million for the six months ended June 30, 2007. The decrease is attributable principally to lower gross premiums written and higher reinsurance premiums ceded over the past six to nine months and earned in the six months ended June 30, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to property and casualty reinsurance were $115.3 million for the six months ended June 30, 2007 compared to $153.2 million for the six months ended June 30, 2006, a decrease of 24.7%. The losses are consistent with the decrease in our net premiums earned for this segment combined with an increase in premiums earned in relation to our property catastrophe business during a period in which we experienced relatively low catastrophe losses. Losses recognized in the six months ended June 30, 2007 related to catastrophic events, including flooding related losses in the United Kingdom, were less than $5.0 million gross of reinsurance. The loss ratio for our property and casualty reinsurance segment for the six months ended June 30, 2007 was 65.9% compared to 70.5% for the six months ended June 30, 2006. Certain of our reinsurance contracts have provisions for the adjustment of ceding commissions within a range based on losses incurred on the contract. During the six months ended June 30, 2007, we received information for a number of these contracts that indicated lower than expected losses. As a result, we recognized approximately $5.0 million in positive development of prior year reserves, which was largely offset by additional acquisition costs. Apart from the positive development on these contracts, there was no significant development of prior year reinsurance reserves during the six months ended June 30, 2007.

Acquisition costs. Acquisition costs were $35.0 million for the six months ended June 30, 2007 compared to $39.4 million for the six months ended June 30, 2006, a decrease of 11.2%. The percentage decrease in acquisition costs is lower than the percentage decrease in net premiums earned due to the adjustment of the ceding commission on a number of contracts as described in the losses section above. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense was $4.2 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006. Interest expense includes $3.0 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the six months ended June 30, 2007 compared to $0.9 million for the six months ended June 30, 2006. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

General and administrative expenses. General and administrative expenses were $13.9 million for the six months ended June 30, 2007 compared to $11.0 million for the six months ended June 30, 2006, an increase of 26.4%. The increase resulted principally from additional reinsurance staff added since June 30, 2006 and increases in ongoing personnel and infrastructure costs.

Net income. Net income attributable to property and casualty reinsurance for the six months ended June 30, 2007 was $65.9 million compared to $41.8 million for the six months ended June 30, 2006. The large variance between the results for the six months ended June 30, 2007 and 2006, is principally attributable to the 10.86% return on alternative investments in the six months ended June 30, 2007 compared to a 4.00% return in the six months ended June 30, 2006.

Property and Casualty Insurance Segment

	Six Months Ended June 30, 2007	% change	Six Months Ended June 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$203.9	3.2%	$197.5
Reinsurance premiums ceded	(111.5)	7.6%	(103.6)

Net premiums written	$92.4	(0.2)%	$93.9

Net premiums earned(a)	$101.0	2.9%	$98.2
Net investment income	7.9		7.1
Net gains on alternative investments	9.6		3.5
Total revenues	118.5		108.8

Losses(b)	77.0	2.9%	74.8
Acquisition costs	(0.6)	N/A	0.4
General and administrative expenses	8.9	29.0%	6.9

Total losses and expenses(c)	$85.3	3.9%	$82.1

Net income before taxes	$33.2	24.3%	$26.7

Loss ratio(b)/(a)	76.2%		76.1%
Combined ratio(c)/(a)	84.4%		83.6%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2007	% of Premium Written	Six Months Ended June 30, 2006	% of Premium Written
	In millions of U.S. Dollars		In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Aviation	$13.4	6.6%	$3.8	1.9%
Excess Liability	76.7	37.6%	87.2	44.2%
Professional Liability	80.6	39.5%	71.6	36.2%
Property	33.2	16.3%	34.9	17.7%

	$203.9	100.0%	$197.5	100.0%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the six months ended June 30, 2007 were $203.9 million compared to $197.5 million for the six months ended June 30, 2006, an increase of 3.2%. The increase is principally the result of the continued expansion of business written by our property underwriting team. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments. The increase in the aviation premium volume is due to the addition of an aviation underwriting team in October 2006.

We continue to monitor pricing and market trends closely and changes to our premium mix reflect the risk types where we believe our price requirements, terms and conditions are being met. As a result our gross insurance premium volume and mix may vary from period to period. In addition, changes in client appetite for risk retentions will vary with market conditions and may also cause fluctuations in our premium volume and mix.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the six months ended June 30, 2007 were $111.5 million compared to $103.6 million for the six months ended June 30, 2006, an increase of 7.6%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. The ratio of reinsurance premiums ceded to gross premiums written for the six months ended June 30, 2007 was 54.7% compared to 52.5% for the six months ended June 30, 2006. The increased ratio is partially related to increasing the percentage ceded to one of our quota share treaties.

Net premiums earned. Net premiums earned for insurance increased by 2.9% to $101.0 million for the six months ended June 30, 2007. The increase is attributed to the expansion of our insurance products offered over the past year and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to insurance were $77.0 million for the six months ended June 30, 2007 compared to $74.8 million for the six months ended June 30, 2006, an increase of 2.9% which is in line with the increase in net earned premium. The loss ratio for our insurance segment for the six months ended June 30, 2007 was 76.2% compared to 76.1% for the same period in 2006. During the six months ended June 30, 2007, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs were ($0.6) million for the six months ended June 30, 2007 compared to $0.4 million for the six months ended June 30, 2006. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $8.9 million for the six months ended June 30, 2007 compared to $6.9 million for the six months ended June 30, 2006, an increase of 29.0%. The increase resulted principally from expenses associated with additional insurance staff added since June 30, 2006, including the addition of our aviation underwriting team in October, 2006, and increases in ongoing personnel and infrastructure costs.

Net income. Net income attributable to the property and casualty insurance segment for the six months ended June 30, 2007 was $33.2 million compared to $26.7 million for the six months ended June 30, 2006. The variance between the results for the six months ended June 30, 2007 and 2006, is principally attributable to the 10.86% return on alternative investments in the six months ended June 30, 2007 compared to a 4.00% return in the six months ended June 30, 2006.

U.S. Excess and Surplus Lines Insurance Segment

The U.S. excess and surplus lines segment, which comprises the underwriting operations of our U.S.-based business, principally Max Specialty, commenced underwriting activities in April 2007. Therefore, segment results for the six months ended June 30, 2007 have been discussed in the results of underwriting operations for the three months ended June 30, 2007 – U.S. excess and surplus lines insurance segment.

Life and Annuity Reinsurance Segment

	Six Months Ended June 30, 2007	% change	Six Months Ended June 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$1.4	N/A	$43.6
Reinsurance premiums ceded	(0.3)	N/A	(0.3)

Net premiums written	$1.1	N/A	$43.3

Net premiums earned	$1.1	N/A	$43.3
Net investment income	14.6		14.8
Net gains on alternative investments	38.8		13.7

Total revenues	54.5		71.8

Benefits	21.1	N/A	62.9
Acquisition costs	0.4	N/A	0.5
Interest Expense	2.2		0.9
General and administrative expenses	1.4	N/A	1.3

Total benefits and expenses	$25.1		$65.6

Net income before taxes	$29.4	N/A	$6.2

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

We wrote one new life and annuity reinsurance contract during the six months ended June 30, 2006 for $42.8 million of premium. Apart from this 2006 contract, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs, and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $21.1 million for the six months ended June 30, 2007 compared to $62.9 million for the six months ended June 30, 2006. Benefits in each period include regular changes in existing policy and claim liabilities. In addition, benefits for the six months ended June 30, 2006 include benefits incurred of $41.9 million on the contract written in the period.

Net income. Net income attributable to the life and annuity reinsurance segment for the six months ended June 30, 2007 was $29.4 million compared to $6.2 million for the six months ended June 30, 2006. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the underlying assets generated by the segment. The large variance between the results for the six months ended June 30, 2007 and 2006, is principally attributable to the 10.86% return on alternative investments in the six months ended June 30, 2007 compared to a 4.00% return in the six months ended June 30, 2006.

Corporate Function

	Six Months Ended June 30, 2007	% change	Six Months Ended June 30, 2006
	In millions of U.S. Dollars
Net investment income	$89.2	26.5%	$70.5
Less: net investment income allocated to non-U.S. underwriting segments	(44.5)		(39.8)
Less: net investment income of the U.S. excess and surplus lines segment	(1.6)		—

Balance of net investment income	43.1	40.4%	30.7

Net gains on alternative assets	122.2	N/A	49.2
Less: net gains on alternative assets allocated to underwriting segments	(85.8)		(28.5)

Balance of net gains on alternative investments	36.4	75.8%	20.7

Net realized gains (losses) on sale of fixed maturities	(1.3)	N/A	(6.9)

Other income	0.3	N/A	0.6

Interest expense	(10.0)	N/A	(5.8)

General and administrative expenses not included in segment results	(19.5)	6.0%	(18.4)

Net income before taxes excluding segment results	$49.0		$20.9

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the six months ended June 30, 2007 increased $18.7 million to $89.2 million compared to $70.5 million for the six months ended June 30, 2006, an increase of 26.5%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $3,123.5 million at June 30, 2006 to $3,734.7 million at June 30, 2007, resulting from cash flow from operations since June 30, 2006. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the six months ended June 30, 2007 was 4.92% compared to 4.63% for the six months ended June 30, 2006, reflecting the increase in interest rates over the past year.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $122.2 million, or 10.86%, for the six months ended June 30, 2007 compared to a gain of $49.2 million, or 4.00%, for the six months ended June 30, 2006.

Our return compares favorably with the 6.96% return for the S&P 500 for the six months ended June 30, 2007. Every alternative investment strategy we employed was profitable during the six months ended June 30, 2007. Alternative investment strategies principally contributing to the gains in the current period were the event driven arbitrage and long/short equity strategies. The event driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. The long/short equity strategy comprises funds that typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. While this strategy can profit from either positive or negative price trends in the overall stock market, investment managers of long/short equity funds generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. We currently have 20.7% and 19.0% of our alternative investments allocated to the long/short equity and event driven arbitrage strategies, respectively.

Net realized losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. The realized losses in the six months ended June 30, 2007 and 2006 of $1.3 million and $6.9 million, respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions.

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period. In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances and can access our credit facility, which is described in Note 12 of our unaudited interim consolidated financial statements. We believe we have the ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. Currently in the U.S., there are signs that sub-prime borrowers are having difficulty in making interest payments as loans reset to higher interest rates. Sub-prime borrowers are borrowers who do not qualify for market interest rates because of problems with their credit history. As a result of the increasing defaults of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. We do not believe that our investment grade securities are exposed to sub-prime borrowers. However, we and our managers are monitoring the potential exposure and we will make adjustments to the portfolios as necessary.

Interest expense. Interest expense was $10.0 million for the six months ended June 30, 2007 compared to $5.8 million for the six months ended June 30, 2006. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $235.0 million swap attracts interest at a rate based on LIBOR plus a spread. We increased this loan from $150.0 million to $235.0 million on February 28, 2007. Our $50.0 million revolver loan attracts interest at a rate of 8.25% and was obtained on April 3, 2007. We also have $100.0 million in senior notes outstanding that were issued by Max USA on April 16, 2007, mature in April 2017, and bear interest at 7.20%. Interest expense for the six months ended June 30, 2007 has increased primarily due to the increase of $235.0 million in outstanding debt compared to the same period in 2006.

General and administrative expenses. General and administrative expenses were $19.5 million for the six months ended June 30, 2007 compared to $18.4 million for the six months ended June 30, 2006, an increase of 6.0%. The increase in general and administrative expenses results principally from additional staff added since June 30, 2006, and ongoing personnel and infrastructure costs, partially offset by a decrease in professional services fees included in 2006 for the internal investigation.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,831.4 million at June 30, 2007 compared to $4,535.9 million at December 31, 2006, an increase of 6.5%. The increase in cash and invested assets resulted principally from $127.9 million in cash flows from operations generated in the six months ended June 30, 2007, which is net of the change in alternative investments of $30.8 million. Additionally, we generated $205.8 million in cash flows from financing activities, which includes $85.0 million in relation to the increase in the notional amount of the swap loan, $50.0 million from the revolver loan, and $99.5 million from proceeds of issuance of senior notes. These increases were partially offset by the repurchase of $39.6 million of common shares, dividends paid of $8.5 million and net payments of deposit liabilities of $14.8 million. The decline in unrealized appreciation on our fixed income portfolio of $56.9 million principally relates to increases in interest rates. Our portfolio has not suffered from any credit loss events during the period ended June 30, 2007.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,442.6 million at June 30, 2007 compared to $2,335.1 million at December 31, 2006, an increase of 4.6%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the six months ended June 30, 2007, partially offset by amounts paid on property and casualty losses. During the six months ended June 30, 2007, we paid $161.4 million on property and casualty losses. There was no significant development on prior period reserves during the six months ended June 30, 2007.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $878.4 million at June 30, 2007 compared to $895.6 million at December 31, 2006. The decrease in the six months ended June 30, 2007 was principally attributable to benefit payments on existing contracts in force during the six months ended June 30, 2007, in addition to changes in policy and claims liabilities, and foreign exchange movements on, liabilities. During the six months ended June 30, 2007, we paid $51.7 million in life and annuity benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $604.8 million at June 30, 2007 compared to $538.0 million at December 31, 2006, an increase of 12.4%, principally reflecting losses ceded under our reinsurance and retrocessional agreements. Grand Central Re, our largest retrocessionaire, accounted for 36.1% of our losses and benefits recoverable at June 30, 2007. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 94.7% of its loss recoverable obligations to us.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The losses recoverable from these reinsurers represent 55.8% of losses recoverable at June 30, 2007 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty risks rated below “A-” are less than 3.0% of total losses recoverable.

Bank loans. In February 2003, Max Bermuda completed a $150.0 million sale of shares of its subsidiary, Max Diversified, to a third party financial institution. Simultaneous with the sale, Max Bermuda entered into a total return swap with the purchaser of these shares whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction, which amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the collateral requirement under the swap from 150% to 133% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. On February 28, 2007, the notional amount under the swap was increased from $150.0 million to $235.0 million. We were in compliance with all covenants of our bank loan at June 30, 2007. Max Diversified shares with a fair value of $87.9 million at June 30, 2007 were pledged as collateral to the financial institution to which Max Bermuda is exposed to credit risk. Under GAAP, these transactions are recorded on a combined basis and are accounted for as a financing transaction, which resulted in the recording of a $235.0 million bank loan.

On April 2, 2007, Max USA completed the acquisition of a U.S.-based excess and surplus lines company, which will operate under the name Max Specialty. On April 3, 2007, Max Capital borrowed $50 million and Max USA borrowed $100 million under their revolving credit facility, at an initial rate of 8.25%, in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes.

Senior notes. On April 11, 2007, Max USA entered into a purchase agreement with respect to the sale of $100.0 million aggregate principal amount of 7.20% senior notes due 2017 with Citigroup Global Markets Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC and Dowling & Partners Securities, LLC, as initial purchasers. Max Capital was also a party to the purchase agreement as guarantor of the senior notes.

On April 16, 2007, Max USA completed the private offering of the senior notes pursuant to the purchase agreement described above. In connection with the offering, Max USA entered into an indenture dated April 15, 2007 among Max USA, Max Capital and The Bank of New York, as trustee. In accordance with the indenture, Max USA will pay interest on the senior notes on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes, which mature on April 14, 2017, are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness.

Max USA used the net proceeds of $99.5 million from the private offering and additional funds to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility.

Shareholders’ equity. Our shareholders’ equity increased to $1,472.8 million at June 30, 2007 from $1,390.1 million at December 31, 2006, an increase of 6.0%, principally reflecting net income of $174.1 million partially offset by the repurchase of common shares of $39.6 million, a decrease in accumulated other comprehensive income of $56.9 million and payments of dividends of $8.5 million during the six months ended June 30, 2007.

Liquidity. We generated $127.9 million of cash from operations during the six months ended June 30, 2007 compared to $250.1 million for the six months ended June 30, 2006. The decrease in operating cash flows is partially the result of a decrease in premiums written and collected and an increase in losses and benefits paid versus the six months ended June 30, 2006. Due to the swap loan being recorded on a combined basis, the increase in the notional amount under the swap from $150.0 million to $235.0 million during the six months ended June 30, 2007, was accounted for as a financing transaction, with an offsetting decrease in operating cash flows. There was no comparable adjustment to the swap loan in the six months ended June 30, 2006. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments. The casualty business we write generally has a long claim-tail and we expect that we will generate significant operating cash flow as we accumulate loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately 4.5 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $250.0 million), have generated positive cash flow from operations in each of our seven years of operating history and can access our credit facility described in Note 12 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2007, Max Bermuda, which is required to have approximately $280.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,390.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of June 30, 2007 providing an aggregate of $720.0 million of letter of credit capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at June 30, 2007.

Capital resources. At June 30, 2007, our capital structure consisted of common equity. Total capitalization amounted to $1,472.8 million as compared to $1,390.1 million at December 31, 2006, an increase of 6.0%. We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. The senior notes were assigned a senior unsecured debt rating of “Baa2” by Moody’s Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best Company, or A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On each of February 9, 2007 and May 4, 2007, Max Capital’s board of directors declared a shareholder dividend of $0.07 per share payable to shareholders of record on February 23, 2007 and May 18, 2007, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On July 27, 2007, Max Capital’s board of directors declared a dividend of $0.09 per share to be paid on August 24, 2007 to shareholders of record on August 10, 2007.

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

Contractual Obligations

Contractual Obligations	Payment due by period (thousands of dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$235,000	$—	$235,000	$—	$—
Revolver loan obligation	50,000	50,000	—	—	—
Senior notes	100,000	—	—	—	100,000
Operating lease obligations	14,400	3,151	5,153	4,306	1,790
Other obligations	1,666	521	833	312	—
Property and casualty losses	2,442,635	699,382	920,587	393,200	429,466
Life and annuity benefits	1,421,952	83,307	153,530	137,210	1,047,905
Deposit liabilities	233,091	17,681	76,893	22,648	115,869

Total	$4,498,744	$854,042	1,391,996	$557,676	$1,695,030

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

The amounts in this table represent our gross estimates of known liabilities as of June 30, 2007 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the financial statements at June 30, 2007 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

As of June 30, 2007, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At June 30, 2007, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.77%, or approximately $123.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.35%, or approximately $142.1 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At June 30, 2007, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of 1.08%, or approximately $11.9 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of 1.08%, or approximately $11.9 million.

ITEM 4.	Controls and Procedures

Part A—Evaluation of Disclosure Controls and Procedures.

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

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended June 30, 2007.

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

Other Actions. On April 4, 2006, a complaint was filed in the U.S. District Court for the Northern District of Georgia on behalf of New Cingular Wireless Headquarters LLC and 16 other corporations against approximately 100 insurance entity defendants, including insurance brokers Marsh Inc. and Aon, as well as Max Bermuda. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising similar claims. The complaint alleges that the defendant insurance companies and insurance brokers conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The named plaintiffs have asserted statutory claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, as well as common law claims alleging breach of fiduciary duty, inducement to breach fiduciary duty, unjust enrichment and fraud. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements as of June 30, 2007.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2006 Annual Report filed on February 16, 2007 and updated in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2007. The information present below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K year ended December 31, 2006.

Consolidation in the insurance industry could adversely impact us.

We believe that many insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities in both the United States and worldwide seem to be interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in early 2007;

•	require our participation in industry pools and guaranty associations;

•	expand the scope of coverage under existing policies for matters such as hurricanes Katrina, Rita and Wilma, and the New Orleans flood, or such as a pandemic flu outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the United States or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position in respect of future regulatory initiatives, which could adversely impact us commercially.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Annual total rate of return	Annual total rate of return is calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case Reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance)

Combined Ratio	The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses by net premiums earned. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual, or difficult to place in conventional markets due to a shortage of capacity.

Annualized five year return	Annualized five year return is calculated by compounding the 60 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100 and divided by 5.

Incurred but not reported (“IBNR”)	Incurred but not reported reserves, which include reserves for the following: • Pure incurred but not reported claims; • Future development on known claims.

Loss ratio	The loss ratio is calculated by dividing losses by net premiums earned.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Net operating income	Net income excluding after-tax realized gains or losses on fixed maturities. This non- GAAP measure provides a better indication of management performance as realized gains and losses on fixed maturities may fluctuate from period to period.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Total return	See Annual total rate of return

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing the net income by the average of the beginning and ending shareholders equity. This non-GAAP measure allows management to assess how the Company has performed in terms of wealth generated for our shareholders.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2007 to April 30, 2007) (1)	—	—	—	$50.0 million
(May 1, 2007 to May 31, 2007)	522,800	27.86	522,800	$35.4 million
(June 1, 2007 to June 30, 2007)	192,600	28.20	192,600	$30.0 million

Total (April 1, 2007 to June 30, 2007)(1)	715,400	27.95	715,400	$30.0 million

(1)

It has been our policy not to repurchase our common shares during a self-imposed “black-out” period extending from the last business day of the quarter to three business days following the earnings release for such quarter. Effective from May 2007, we adopted a new policy to permit repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting for 30 days.

(2)

On July 27, 2007, Max Capital’s board of directors authorized an increase of $70.0 million to the existing board approved share repurchase plan. As a result, as of July 27, 2007, the maximum dollar value of shares that may be repurchased under the plan was increased to $100.0 million. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders. Max Capital held its Annual General Meeting of Shareholders on May 4, 2007. For more information on the following proposals, see Max Capital’s proxy statement dated March 23, 2007.

(1) The shareholders elected four Class 1 directors of Max Capital to serve until Max Capital’s annual general meeting of shareholders in 2010:

Director	For	Against	Abstain
W. Marston Becker	47,362,444	7,280,874	40,619
Gordon F. Cheesbrough	47,846,219	6,796,741	40,977
K. Bruce Connell	47,846,578	6,796,739	40,619
Mario P. Torsiello	47,816,875	6,826,442	40,619

The terms of Directors Zack H. Bacon III, William H. Heyman, Willis T. King, Jr., William Kronenberg III, Peter A. Minton, Steven M. Skala and James L. Zech continued after the meeting. The term of Mr. John R. Barber expired at the meeting.

(2) The shareholders authorized the election of one Class 1 director of Max Bermuda to serve until Max Bermuda’s annual general meeting of shareholders in 2010:

Director	For	Against	Abstain
W. Marston Becker	47,663,143	6,979,263	41,531

The term of Director Peter A. Minton continued after the meeting. The term of Mr. Torsiello expired at the meeting and Messrs. Bacon, Heyman, King, Kronenberg, Skala and Zech resigned from the board of directors of Max Bermuda following the meeting.

(3) The shareholders authorized the approval of an amendment of Max Bermuda’s bye-laws to reduce the minimum number of directors to two:

For	53,421,385
Against	1,231,651
Abstain	30,901

(4) The shareholders approved changing the name of Max Capital from Max Re Capital Ltd. to Max Capital Group Ltd.:

For	54,556,108
Against	9,559
Abstain	118,270

(5) The shareholders authorized the approval to change the name of Max Bermuda from Max Re Ltd. to Max Bermuda Ltd.:

For	54,554,855
Against	10,470
Abstain	118,611

(6) The shareholders ratified the appointment of KPMG, Hamilton, Bermuda, as Max Capital’s independent auditors for 2007:

For	54,515,334
Against	164,290
Abstain	4,312

(7) The shareholders authorized the ratification of the appointment of KPMG, Hamilton, Bermuda, as Max Bermuda’s independent auditors for 2007:

For	54,514,765
Against	164,290
Abstain	4,882

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit	Description
4.1	Specimen Common Share Certificate

10.1	Commitment Letter by and among Max Capital Group Ltd., Bank of America, N.A. and Banc of America Securities LLC executed on June 26, 2007

10.2	Waiver to Credit Agreement, effective April 10, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007)

10.3	Purchase Agreement, dated April 11, 2007, by and between Max USA Holdings Ltd., Max Capital Group Ltd., as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.4	Indenture, dated April 15, 2007, among Max USA Holdings Ltd., as issuer, Max Capital Group Ltd., as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

Exhibit	Description
10.5	Officer’s Certificate of Max USA Holdings Ltd., dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	July 31, 2007

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	July 31, 2007