Form 10-Q
period 2007-09-30
MAX CAPITAL GROUP LTD.
filed 2007-11-06
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of the Registrant’s common shares (par value $1.00 per share) outstanding as of October 15, 2007 was 58,710,027.

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$514,697	$441,895
Fixed maturities, available for sale, at fair value	3,511,362	3,028,108
Alternative investments, at fair value	1,094,247	1,065,874
Accrued interest income	43,372	38,922
Premiums receivable	423,418	390,889
Losses and benefits recoverable from reinsurers	651,620	538,009
Funds withheld	14,263	15,385
Deferred acquisition costs	50,393	49,064
Prepaid reinsurance premiums	122,102	104,443
Trades pending settlement	49,477	136,563
Other assets	57,287	39,832

Total assets	$6,532,238	$5,848,984

LIABILITIES
Property and casualty losses	2,506,019	$2,335,109
Life and annuity benefits	964,525	895,560
Deposit liabilities	220,839	204,389
Funds withheld from reinsurers	255,329	254,723
Unearned property and casualty premiums	473,968	436,476
Reinsurance balances payable	107,843	79,506
Accounts payable and accrued expenses	85,346	103,160
Bank loans	285,000	150,000
Senior notes	99,773	—

Total liabilities	4,998,642	4,458,923

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1) 200,000,000 shares authorized; 58,707,527 shares issued and outstanding (2006 – 60,276,560)	58,708	60,277
Additional paid-in capital	873,330	950,862
Unearned stock grant compensation	—	(17,570)
Accumulated other comprehensive loss	(43,625)	(21,688)
Retained earnings	645,183	418,180

Total shareholders’ equity	1,533,596	1,390,061

Total liabilities and shareholders’ equity	$6,532,238	$5,848,984

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Gross premiums written	$222,989	$177,854	$678,089	$717,745
Reinsurance premiums ceded	(49,680)	(39,005)	(203,521)	(170,406)

Net premiums written	$173,309	$138,849	$474,568	$547,339

Earned premiums	$239,462	$202,831	$640,651	$658,240
Earned premiums ceded	(61,908)	(55,750)	(185,664)	(152,213)

Net premiums earned	177,554	147,081	454,987	506,027
Net investment income	49,665	38,668	138,851	109,195
Net gains (losses) on alternative investments	14,487	(31,004)	136,686	18,219
Net realized losses on sales of fixed maturities	(1,650)	(288)	(2,975)	(7,249)
Other income	244	167	587	831

Total revenues	240,300	154,624	728,136	627,023

LOSSES AND EXPENSES
Losses and benefits	121,353	89,186	334,869	380,110
Acquisition costs	12,105	18,979	46,763	59,369
Interest expense	13,673	(1,650)	30,108	6,317
General and administrative expenses	27,783	21,301	79,741	58,857

Total losses and expenses	174,914	127,816	491,481	504,653

NET INCOME BEFORE TAXES	65,386	26,808	236,655	122,370
Income tax (benefit) expense	(1,380)	311	(4,244)	868

NET INCOME	66,766	26,497	240,899	121,502

Change in net unrealized depreciation of fixed maturities	33,274	61,110	(24,472)	(20,064)
Foreign currency translation adjustment	1,666	2,371	2,535	3,853

COMPREHENSIVE INCOME	$101,706	$89,978	$218,962	$105,291

Basic earnings per share	$1.12	$0.45	$4.01	$2.05

Diluted earnings per share	$1.05	$0.42	$3.77	$1.91

Weighted average common shares outstanding—basic	59,609,354	59,447,853	60,021,083	59,373,409

Weighted average common shares outstanding—diluted	63,558,087	63,249,815	63,958,341	63,511,226

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2007	2006
Preferred shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	60,277	58,829
Issuance of common shares	1,488	722
Repurchase of shares	(3,057)	(1)

Balance, end of period	58,708	59,550

Additional paid-in capital
Balance, beginning of period	950,862	921,384
Reclassification of unearned stock grant compensation	(26,357)	—
Issuance of common shares	19,775	15,106
Stock option expense	5,625	616
Repurchase of shares	(76,575)	(17)

Balance, end of period	873,330	937,089

Loans receivable from common share sales
Balance, beginning of period	—	(465)
Loans repaid	—	465

Balance, end of period	—	—

Unearned stock grant compensation
Balance, beginning of period	(17,570)	(14,574)
Stock grants awarded	(16,481)	(13,052)
Amortization	7,694	9,794
Reclassification of unearned stock grant compensation	26,357	—

Balance, end of period	—	(17,832)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(21,688)	4,981
Holding losses on fixed maturities arising in period	(27,447)	(27,313)
Net realized losses included in net income	2,975	7,249
Currency translation adjustments	2,535	3,853

Balance, end of period	(43,625)	(11,230)

Retained earnings
Balance, beginning of period	418,180	215,565
Net income	240,899	121,502
Dividends paid	(13,896)	(10,098)

Balance, end of period	645,183	326,969

Total shareholders’ equity	$1,533,596	$1,294,546

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$240,899	$121,502
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	13,319	10,410
Amortization of premium on fixed maturities	3,271	5,053
Accretion of deposit liabilities	4,950	(10,474)
Net realized losses on sale of fixed maturities	2,975	7,249
Changes in:
Alternative investments	(28,410)	(51,552)
Accrued interest income	(4,450)	(2,965)
Premiums receivable	(32,529)	(11,712)
Losses and benefits recoverable from reinsurers	(113,611)	(55,780)
Funds withheld	1,122	1,362
Deferred acquisition costs	(1,329)	(8,809)
Prepaid reinsurance premiums	(17,659)	(18,939)
Trades pending settlement	87,086	—
Other assets	(8,780)	(753)
Property and casualty losses	170,910	232,450
Life and annuity benefits	68,965	31,959
Funds withheld from reinsurers	606	(15,621)
Unearned property and casualty premiums	37,492	62,571
Reinsurance balances payable	28,337	(7,222)
Accounts payable and accrued expenses	(17,814)	36,896

Cash provided by operating activities	435,350	325,625

INVESTING ACTIVITIES
Purchases of fixed maturities	(1,103,483)	(852,365)
Sales of fixed maturities	263,024	425,485
Redemptions of fixed maturities	346,525	128,824
Acquisition of subsidiary, net of cash acquired	(28,400)	—

Cash used in investing activities	(522,334)	(298,056)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,782	2,776
Repurchase of common shares	(79,632)	(18)
Proceeds from bank loans	135,000	—
Net proceeds from issuance of senior notes	99,497	—
Dividends paid	(13,896)	(10,098)
Additions to deposit liabilities	18,879	25,297
Payments of deposit liabilities	(7,379)	(36,581)
Notes and loans repaid	—	465

Cash provided by (used in) financing activities	157,251	(18,159)

Effect of exchange rate on cash	2,535	3,853
Net increase in cash and cash equivalents	72,802	13,263
Cash and cash equivalents, beginning of period	441,895	314,031

CASH AND CASH EQUIVALENTS, END OF PERIOD	$514,697	$327,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $13,084 and $9,096 for the nine months ended September 30, 2007 and 2006, respectively.

Corporate taxes paid totaled $307 and $nil for the nine months ended September 30, 2007 and 2006, respectively.

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

3. ACQUISITION OF MAX SPECIALTY

On April 2, 2007 Max USA acquired 100% of the outstanding and issued common shares of Max Specialty, an inactive U.S.-domiciled excess and surplus lines insurer. This transaction, together with the incorporation of Max USA, provides the Company with a U.S.-based platform from which to provide eligible non-admitted excess and surplus lines insurance within the United States. Goodwill and intangible assets arising from the acquisition of this U.S.-based platform were $12.0 million and $8.4 million respectively, and are included in other assets on the Company’s balance sheet.

4. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

5. BANK LOANS

In February 2003, Max Bermuda completed a $150.0 million sale of shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution. Simultaneous with the sale, Max Bermuda entered into a total return swap with the purchaser of these shares whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction, which amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased monthly collateral requirement under the swap from 150% to 133% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. On February 28, 2007, the notional amount under the swap was increased from $150.0 million to $235.0 million. Max Diversified shares with a fair value of $89.0 million at September 30, 2007 were pledged as collateral to the financial institution to which Max Bermuda is exposed to credit risk. Under United States generally accepted accounting principles (“GAAP”), these transactions are recorded on a combined basis and are accounted for as a financing transaction, which resulted in the recording of a $235.0 million bank loan (the “swap loan”).

As of September 30, 2007, Max Capital has outstanding $50.0 million at 5.82% interest (reflective of LIBOR plus a premium linked to the Company’s current debt rating) under its revolving loan facility (the “revolver loan”). The revolver loan proceeds were used for the capitalization of Max USA. The revolver loan renews at six month intervals at which time the interest rate is reset. Interest expense in connection with the revolver loan was $0.8 million and $1.8 million for the three and nine months ended September 30, 2007, respectively.

6. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 (the “senior notes”), with interest payable on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of the Company. The senior notes are fully and unconditionally guaranteed by Max Capital. Interest expense in connection with these senior notes was $1.8 million and $3.6 million for the three and nine months ended September 30, 2007, respectively. The effective interest rate related to the senior notes, based on the net proceeds received, is approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million and were used to repay a bank loan used to acquire and capitalize Max Specialty.

7. SEGMENT INFORMATION

The Company operates in four segments:

•	Property and casualty reinsurance – This segment generally offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients.

•	Property and casualty insurance – This segment generally offers excess of loss capacity on specific risks related to individual insureds.

•

U.S. excess and surplus lines insurance – This segment comprises the underwriting operations of all of the Company’s U.S.-based business. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

•

Life and annuity reinsurance – This segment generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages its investments and financing activities.

The U.S. excess and surplus lines segment has its own portfolio of fixed maturities investments. The investment income earned by the Company’s U.S. subsidiaries remains in that segment.

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

A summary of operations by segment for the three months and nine months ended September 30, 2007 and 2006 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$68,839	$80,140	$11,820	$160,799	$62,190	$—	$222,989
Reinsurance premiums ceded	(6,463)	(34,891)	(8,200)	(49,554)	(126)	—	(49,680)

Net premiums written	$62,376	$45,249	$3,620	$111,245	$62,064	$—	$173,309

Earned premiums	$74,673	$98,003	$4,596	$177,272	$62,190	$—	$239,462
Earned premiums ceded	(8,672)	(49,896)	(3,214)	(61,782)	(126)	—	(61,908)

Net premiums earned	66,001	48,107	1,382	115,490	62,064	—	177,554
Net investment income	9,994	4,102	2,211	16,307	7,620	25,738	49,665
Net gains on alternative investments	3,903	1,108	—	5,011	4,529	4,947	14,487
Net realized losses on sales of fixed maturities	—	—	—	—	—	(1,650)	(1,650)
Other income	—	—	—	—	—	244	244

Total revenues	79,898	53,317	3,593	136,808	74,213	29,279	240,300

Losses and benefits	16,170	33,817	794	50,781	70,572	—	121,353
Acquisition costs	12,334	(339)	(76)	11,919	186	—	12,105
Interest expense	4,675	—	—	4,675	2,200	6,798	13,673
General and administrative expenses	6,487	4,494	5,970	16,951	697	10,135	27,783

Total losses and expenses	39,666	37,972	6,688	84,326	73,655	16,933	174,914

Net income (loss) before taxes	$40,232	$15,345	$(3,095)	$52,482	$558	$12,346	$65,386

Loss ratio*	24.5%	70.3%	57.5%	44.0%	***
Combined ratio**	53.0%	78.9%	n/a	69.0%	***

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

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2006
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$98,708	$78,531	$—	$177,239	$615	$—	$177,854
Reinsurance premiums ceded	(6,130)	(32,579)	—	(38,709)	(296)	—	(39,005)

Net premiums written	$92,578	$45,952	$—	$138,530	$319	$—	$138,849

Earned premiums	$107,209	$95,007	$—	$202,216	$615	$—	$202,831
Earned premiums ceded	(9,164)	(46,290)	—	(55,454)	(296)	—	(55,750)

Net premiums earned	98,045	48,717	—	146,762	319	—	147,081
Net investment income	9,514	3,519	—	13,033	7,428	18,207	38,668
Net losses on alternative investments	(8,672)	(2,089)	—	(10,761)	(10,126)	(10,117)	(31,004)
Net realized losses on sales of fixed maturities	—	—	—	—	—	(288)	(288)
Other income	—	—	—	—	—	167	167

Total revenues	98,887	50,147	—	149,034	(2,379)	7,969	154,624

Losses and benefits	71,735	8,483	—	80,218	8,968	—	89,186
Acquisition costs	17,957	111	—	18,068	911	—	18,979
Interest expense	(7,791)	—	—	(7,791)	2,812	3,329	(1,650)
General and administrative expenses	5,985	3,894	—	9,879	853	10,569	21,301

Total losses and expenses	87,886	12,488	—	100,374	13,544	13,898	127,816

Net income (loss) before taxes	$11,001	$37,659	$—	$48,660	$(15,923)	$(5,929)	$26,808

Loss ratio*	73.2%	17.4%		54.7%	***
Combined ratio**	97.6%	25.6%		73.7%	***
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

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$308,765	$284,078	$21,692	$614,535	$63,554	$—	$678,089
Reinsurance premiums ceded	(41,629)	(146,419)	(15,074)	(203,122)	(399)	—	(203,521)

Net premiums written	$267,136	$137,659	$6,618	$411,413	$63,155	$—	$474,568

Earned premiums	$271,578	$299,984	$5,535	$577,097	$63,554	$—	$640,651
Earned premiums ceded	(30,531)	(150,854)	(3,880)	(185,265)	(399)	—	(185,664)

Net premiums earned	241,047	149,130	1,655	391,832	63,155	—	454,987
Net investment income	31,826	12,056	3,856	47,738	22,261	68,852	138,851
Net gains on alternative investments	41,364	10,517	—	51,881	43,313	41,492	136,686
Net realized losses on sales of fixed maturities	—	—	—	—	—	(2,975)	(2,975)
Other income	—	—	—	—	—	587	587

Total revenues	314,237	171,703	5,511	491,451	128,729	107,956	728,136

Losses and benefits	131,484	110,799	946	243,229	91,640	—	334,869
Acquisition costs	47,247	(972)	(96)	46,179	584	—	46,763
Interest expense	8,919	—	—	8,919	4,368	16,821	30,108
General and administrative expenses	20,428	13,409	14,149	47,986	2,126	29,629	79,741

Total losses and expenses	208,078	123,236	14,999	346,313	98,718	46,450	491,481

Net income (loss) before taxes	$106,159	$48,467	$(9,488)	$145,138	$30,011	$61,506	$236,655

Loss ratio*	54.5%	74.3%	57.2%	62.1%	***
Combined ratio**	82.6%	82.6%	N/A	86.1%	***
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

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30, 2006
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Excess & Surplus	Total
Gross premiums written	$397,481	$276,078	$—	$673,559	$44,186	$—	$717,745
Reinsurance premiums ceded	(33,653)	(136,196)	—	(169,849)	(557)	—	(170,406)

Net premiums written	$363,828	$139,882	$—	$503,710	$43,629	$—	$547,339

Earned premiums	$339,880	$274,174	$—	$614,054	$44,186	$—	$658,240
Earned premiums ceded	(24,471)	(127,185)	—	(151,656)	(557)	—	(152,213)

Net premiums earned	315,409	146,989		462,398	43,629	—	506,027
Net investment income	28,723	10,958	—	39,681	21,778	47,736	109,195
Net gains on alternative investments	3,603	1,363	—	4,966	3,559	9,694	18,219
Net realized losses on sales of fixed maturities	—	—	—	—	—	(7,249)	(7,249)
Other income	—	—	—	—	—	831	831

Total revenues	347,735	159,310	—	507,045	68,966	51,012	627,023

Losses and benefits	224,960	83,315	—	308,275	71,835	—	380,110
Acquisition costs	57,360	554	—	57,914	1,455	—	59,369
Interest expense	(6,482)	—	—	(6,482)	3,662	9,137	6,317
General and administrative expenses	16,957	10,767	—	27,724	2,169	28,964	58,857

Total losses and expenses	292,795	94,636	—	387,431	79,121	38,101	504,653

Net income (loss) before taxes	$54,940	$64,674	$—	$119,614	$(10,155)	$12,911	$122,370

Loss ratio*	71.3%	56.7%		66.7%	***
Combined ratio**	94.9%	64.4%		85.2%	***
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

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2007 and 2006 were:

	Nine Months Ended September 30,
	2007	2006
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$464,610	$446,635
Gross premiums written - Other (predominantly in Europe)	213,479	271,110
Reinsurance Ceded - North America	(155,982)	(121,294)
Reinsurance Ceded - Other (predominantly in Europe)	(47,539)	(49,112)

	$474,568	$547,339

The three largest clients accounted for 9.1%, 3.3% and 2.6%, of the Company’s gross premiums written during the nine months ended September 30, 2007. The three largest clients accounted for 5.8%, 3.9% and 3.6%, of the Company’s gross premiums written during the nine months ended September 30, 2006.

8. INVESTMENTS

(a) The fair values and amortized cost of fixed maturities at September 30, 2007 and December 31, 2006 were:

September 30, 2007	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$627,322	$1,181	$(10,237)	$618,266
U.S. Corporate Securities	1,578,823	915	(29,134)	1,550,604
Other Corporate Securities	18,215	6	(262)	17,959
Asset and Mortgage Backed Securities	787,294	440	(9,191)	778,543
Collateralized Mortgage Obligations	549,545	1,020	(4,575)	545,990

	$3,561,199	$3,562	$(53,399)	$3,511,362

December 31, 2006	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$563,248	$4,903	$(7,932)	$560,219
U.S. Corporate Securities	1,417,312	4,599	(18,180)	1,403,731
Other Corporate Securities	32,525	107	(353)	32,279
Asset and Mortgage Backed Securities	599,342	847	(7,389)	592,800
Collateralized Mortgage Obligations	441,046	2,060	(4,027)	439,079

	$3,053,473	$12,516	$(37,881)	$3,028,108

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
	Fair Value	%	Fair Value	%
U.S. Government and Agencies (1)	$996,918	28.4	$873,235	28.8
AAA	1,403,958	40.0	1,115,110	36.8
AA	487,089	13.9	312,020	10.3
A	576,956	16.4	704,340	23.3
BBB	46,441	1.3	23,403	0.8

	$3,511,362	100.0	$3,028,108	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage Backed Securities with a fair value of $378,652 (2006—$313,016).

Investment income earned for the nine months ended September 30, 2007 and 2006 was:

	Nine Months Ended September 30,
	2007	2006
Interest earned on fixed maturities, cash and cash equivalents	$144,065	$115,390
Interest earned on funds withheld	310	794
Amortization of premium on fixed maturities	(3,271)	(5,053)
Investment expenses	(2,253)	(1,936)

	$138,851	$109,195

The net realized gains (losses) and the change in net unrealized depreciation on fixed maturities for the nine months ended September 30, 2007 and 2006 were:

	Nine Months Ended September 30,
	2007	2006
Net realized gains:
Gross realized gains	$6,776	$2,540
Gross realized losses	(9,751)	(9,789)

Net realized gains (losses) on sale of fixed maturities	(2,975)	(7,249)

Net change in unrealized depreciation of investments	(27,447)	(27,313)

Total net realized gains (losses) and change in unrealized depreciation on investments	$(24,472)	$(20,064)

The Company endeavors to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. As the Company has the intent and ability to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time reducing the size of any unrealized gains or losses. The only time the Company would expect to realize an other than temporary impairment on a fixed maturity security is if there were concerns about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,404 securities, 925 had unrealized losses at September 30, 2007. Fixed maturities with unrealized losses and the duration such conditions have existed as of September 30, 2007, and as of December 31, 2006 were:

	Less than 12 months		12 months or longer		Total
September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$326,974	$9,783	$31,450	$453	$358,424	$10,236
U.S. Corporate Securities	1,126,339	28,201	29,017	932	1,155,356	29,133
Other Corporate Securities	13,170	262	—	—	13,170	262
Asset and Mortgage Backed Securities	545,275	9,111	5,778	80	551,053	9,191
Collateralized Mortgage Obligations	271,907	4,568	529	7	272,436	4,575

	$2,283,665	$51,925	$66,774	$1,472	$2,350,439	$53,397

	Less than 12 months		12 months or longer		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$318,008	$7,017	$31,030	$915	$349,038	$7,932
U.S. Corporate Securities	849,830	17,239	27,420	941	877,250	18,180
Other Corporate Securities	25,360	353	—	—	25,360	353
Asset and Mortgage Backed Securities	376,658	7,304	4,914	85	381,572	7,389
Collateralized Mortgage Obligations	215,135	4,005	816	22	215,951	4,027

	$1,784,991	$35,918	$64,180	$1,963	$1,849,171	$37,881

The distribution of the alternative investment portfolio by investment strategy for the nine months ended September 30, 2007 and 2006 was:

	September 30, 2007		September 30, 2006
	Fair Value	Allocation %	Fair Value	Allocation %
Commodity trading advisors	$—	0.0%	$50,805	4.0%
Distressed securities	182,381	16.7%	213,575	16.7%
Diversified arbitrage	168,462	15.4%	211,268	16.5%
Emerging markets	96,106	8.8%	134,840	10.5%
Event-driven arbitrage	205,950	18.8%	172,317	13.4%
Fixed income arbitrage	29,780	2.7%	25,575	2.0%
Global macro	65,169	6.0%	85,202	6.6%
Long/short credit	78,030	7.1%	116,728	9.1%
Long/short equity	230,640	21.1%	203,189	15.8%
Opportunistic	34,805	3.2%	28,430	2.2%

	1,091,323	99.8%	1,241,929	96.8%
Reinsurance private equity	2,924	0.2%	40,781	3.2%

Total alternative investments	$1,094,247	100.0%	$1,282,710	100.0%

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

The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company did not record any unrecognized tax benefits or expenses as a result of the adoption of FIN 48 and there was no adjustment to opening retained earnings. The Company has not recorded any interest or penalties during the three month and nine month periods ended September 30, 2007.

The Company records income taxes for the quarter based on the estimated effective annual rates for each of the years ended December 31, 2007 and 2006. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

Max Capital’s board of directors declared dividends of $0.07 per share on each of February 9, 2007 and May 4, 2007, and $0.09 per share on July 27, 2007 payable to shareholders of record on February 23, 2007, May 18, 2007 and August 10, 2007, respectively. On November 1, 2007, Max Capital’s board of directors also declared a dividend of $0.09 per share to shareholders of record on November 15, 2007.

During the three months ended September 30, 2007, the Company repurchased 1,546,200 common shares at an average price of $25.87 per common share for a total amount of $40.0 million, including the costs incurred to effect the repurchases. During the nine months ended September 30, 2007, the Company repurchased 3,056,700 common shares at an average price of $26.05 per common share for a total amount of $79.6 million, including the costs incurred to effect the repurchases. As of September 30, 2007, the remaining authorization under the Company’s share repurchase program was $60.0 million.

11. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement and an aggregate stop loss agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”), in which Max Bermuda has a 7.5% equity investment. Although the variable quota share retrocession agreement with Grand Central Re remains in force, the parties have agreed that Max Bermuda will not cede any new business to Grand Central Re with effect from January 1, 2004. The aggregate stop loss agreement was effectively terminated in September 2007 as part of the settlement of the underlying business assumed. This settlement results in a reduction in the current recoverable from Grand Central Re which is reflected in the losses and benefits recoverable from reinsurers line in the table below.

	September 30, 2007	December 31, 2006
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$204,624	$222,087
Deposit liabilities	28,576	29,137
Funds withheld from reinsurers	223,718	221,371
Reinsurance balances payable	20,848	25,133

	September 30,
	2007	2006
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	(1,343)	2,593
Earned premiums ceded	(1,343)	2,593
Other income	600	630
Losses and benefits	(7,584)	593
Interest expense	9,619	6,874

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, has served as the investment advisor for Max Diversified since April 1, 2004. For the nine months ended September 30, 2007 and 2006, Alstra received investment advisor fees of $8.1 million and $6.7 million, respectively.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $4.2 million and $1.7 million, in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital for the nine months ended September 30, 2007 and 2006, respectively.

The Company believes that the terms of its investment advisor and management agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

All investment fees incurred on the Company’s alternative investments are included in net gains on alternative investments in the consolidated statements of income and comprehensive income.

12. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of September 30, 2007. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various financial institutions. This credit agreement replaced a credit agreement dated as of June 1, 2005 with Bank of America and various financial institutions. The primary facility provides for a $450 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary facility may be increased up to a total of $800 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary facility. At September 30, 2007, letters of credit totaling $411.1 million were issued outstanding under this facility compared to $380.3 million at December 31, 2006 under the replaced credit agreement. At September 30, 2007, fixed maturities and cash equivalents with a fair value of $474.4 million were pledged as collateral for these letters of credit compared to $445.1 million at December 31, 2006 under the replaced credit agreement. As of September 30, 2007, there was a $50.0 million unsecured loan outstanding to Max Capital under this facility, as described in Note 5.

Max Bermuda has a $100.0 million letter of credit facility with The Bank of Nova Scotia. At September 30, 2007, a letter of credit totaling $1.8 million was issued and outstanding under this facility. The letter of credit has been collateralized by fixed maturities and cash equivalents with a fair value of $2.0 million at September 30, 2007. There were no letters of credit issued or outstanding under this facility at December 31, 2006.

Max Bermuda also has a $20.0 million letter of credit facility with ING Bank N.V., London Branch. At September 30, 2007 and December 31, 2006 letters of credit totaling $20.0 million were issued and outstanding under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $24.6 million and $23.6 million at September 30, 2007 and December 31, 2006, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company and its subsidiaries were in compliance with all the covenants of each of its letter of credit facilities at September 30, 2007.

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

The fair value of options granted during the nine months ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2007	2006
Option valuation assumptions:
Expected option life	6.0 years	5.5 years
Expected dividend yield	1.40%	1.00%
Expected volatility	16.52%	16.65%
Risk-free interest rate	4.79%	4.77%
Forfeiture rate	0.00%	0.00%

The Company recognized $0.8 million and $0.2 million of stock-based compensation expense related to stock option awards for the three months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense related to stock option awards for the nine months ended September 30, 2007 and 2006 was $2.0 million and $0.6 million, respectively. As of September 30, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $3.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

Total intrinsic value of stock options exercised during the three month periods ended September 30, 2007 and 2006 was $0.4 million and $1.0 million, respectively. Total intrinsic value of stock options exercised during the nine month periods ended September 30, 2007 and 2006 was $4.1 million and $1.4 million, respectively.

A summary of the Company’s options outstanding as of September 30, 2007 and changes during the nine months ended September 30, 2007 follows:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2006	2,551,333	$19.82	$5.85	6.81 years	$15,271	$10.26-$36.26
Options granted	61,552	26.49	5.50			$24.40-$32.82
Options exercised	(390,498)	14.85				$10.26-$17.02
Options forfeited	—	—				—
Balance, September 30, 2007	2,222,387	20.88	6.00	6.36 years	17,216	$10.26-$36.26

Options exercisable, September 30, 2007	1,513,199	$17.56	$5.51	5.06 years	$15,855	$10.26-$36.26

Restricted Stock Awards

Restricted stock issued under the Plan has terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity or, starting July 1, 2007, included in additional paid-in capital. The unearned compensation is charged to income over the vesting period. Depending upon certain factors, restricted stock vesting typically occurs between one and four years and either ratably over such time period or pursuant to cliff vesting at the end of a set period, with most awards subject to cliff vesting after three years. Total compensation cost recognized for restricted stock awards included in general and administrative expenses was $3.6 million and $11.3 million for the three months and nine months ended September 30, 2007 compared to $3.4 million and $9.8 million for the three months and nine months ended September 30, 2006.

A summary of the Company’s non-vested restricted stock awards as of September 30, 2007, and changes during the nine months ended September 30, 2007, follows:

	Non-vested Restricted Stock	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2006	1,660,602	$23.50
Restricted Stock Granted	686,439	24.97
Restricted Stock Vested	(523,913)	23.18
Restricted Stock Forfeited	(2,151)	23.28

Balance, September 30, 2007	1,820,977	$24.15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006 and our financial condition as of September 30, 2007. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2007.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in other documents filed by us with the SEC) include, but are not limited to:

•

the SEC’s investigation into non-traditional or loss mitigation, (re)insurance products, our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the quarters ended March 31, 2006 and June 30, 2006, may result in penalties and relief or require remediation and could have an adverse effect on us, perhaps materially so;

•	catastrophic events;

•	rating agency policies and practices;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with our alternative investments;

•	tax and regulatory changes and conditions;

•	claims development; and

•	loss of key executives.

Other factors such as changes in U.S. and global equity and debt markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Our policy is to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that we believe have a non-material impact to the Company’s operations or financial position based on management’s estimates and current information, other than through regularly scheduled calls, press releases or filings.

Overview

We are a global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland and the United States. We underwrite a diversified portfolio of risks that encompass long-tail business, including but not limited to excess liability, professional liability and workers compensation risks, as well as short-tail property, property catastrophe and aviation risks. We also provide reinsurance for the life and annuity market when opportunities arise.

In continuation of our long-term strategic initiative to build our franchise, we expanded into the excess and surplus lines business in the United States in April 2007 by acquiring Max Specialty. This segment operates across two divisions, brokerage and contract binding, offering property, marine, casualty, excess liability and umbrella insurance products. We believe our platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products as we target these niche markets.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs nine strategies invested in approximately 35 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at September 30, 2007, the allocation of invested assets was 78.6% in cash and fixed maturities and 21.4% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At September 30, 2007, Max Bermuda had $1,558.2 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty Insurance Company, Max Specialty Insurance Services Ltd., Max California Insurance Services Ltd. and Max Underwriting Managers Ltd. We hold all of our alternative investments in Max Diversified, other than our reinsurance private equity investment in Grand Central Re, which is held by Max Bermuda.

Executive Summary

We continued to generate favorable underwriting results and strong investment returns with net income of $240.9 million for the nine months ended September 30, 2007. We continue to build on our complimentary underwriting platforms and differentiate ourselves with our diversified investment strategy.

Our underwriting results for the nine months ended September 30, 2007 reflect a mixture of adherence to our underwriting standards, favorable loss development and expansion into new product lines where we foresee growth opportunities. Losses, and large loss events in particular, have been lower than expected during the nine months ended September 30, 2007.

Gross premiums written for the nine months ended September 30, 2007 decreased 5.5% to $678.1 million compared to the same period in 2006. We expect the softening property and casualty market to continue in many of our product lines and we intend to continue to emphasize adherence to our underwriting standards and diversification. As of September 30, 2007, our mix of gross premiums written between property and casualty reinsurance and insurance was more evenly balanced compared to the prior year, with insurance representing 46.2% of our total property and casualty gross premiums written as of September 30, 2007, up from 41.0% for the same period in 2006. Our U.S. excess and surplus insurance platform, which commenced in April 2007, continued to grow in a controlled manner with gross premiums written of $21.7 million as of September 30, 2007, or 3.5% of our total property and casualty premiums. We expect this platform will provide opportunities for growth in the niche markets targeted.

Our reinsurance and insurance segments produced an aggregate combined ratio for the nine month period ended September 30, 2007 of 82.6%, with combined net income of $154.6 million. Contributing to this performance was a $15.2 million release of net reserves resulting from an agreement to settle a large block of prior period reserves in our reinsurance segment for less than originally estimated. Additionally, we conduct quarterly internal reviews of reserves to reflect new information that we receive and to re-estimate our expected losses. As a result of our quarterly internal reserve reviews, during the three months ended September 30, 2007, we recorded $12.4 million of favorable development on prior period reserves in our property and casualty reinsurance and insurance segments.

We manage our exposure to underwriting volatility by carefully selecting line sizes of business assumed, diversifying our underlying exposures and purchasing reinsurance and retrocessional protection. We believe our retrocessional protection is a key component of our diversified strategy and will result in lower volatility in years with losses significantly higher or lower than expected.

For the nine months ended September 30, 2007, our cash, fixed maturities, and alternative investments collectively increased by $584.4 million or 12.9% since December 31, 2006, due to positive operating cashflow and a 7.74% total investment return. We believe our 3.3 to 1 ratio of invested assets to shareholders’ equity and our overall investment strategy enhances the return to shareholders’.

The reduction in interest rates in the United States during the three months ended September 30, 2007 in response to the liquidity crunch stemming from the sub-prime loan market collapse favorably impacted the overall market value of our fixed maturities portfolio, with the unrealized loss position decreasing by $33.3 million for the three months ended September 30, 2007.

We believe our fixed maturities investment portfolio has limited exposure to the sub-prime loan market and we have not recognized any losses in income related to credit or liquidity issues. At September 30, 2007, our securities with significant exposure to sub-prime borrowers total $60.3 million in fair value, or 1.7% of total fixed maturities, and $61.7 million in amortized cost. By fair value, 90.0% of these securities are AAA-rated with the remainder AA-rated. All have significant levels of subordination coverage available to absorb future credit losses. We are comfortable holding these securities in current conditions but, together with our investment managers, we continue to monitor them for signs of impairment.

We are pleased with the performance of our alternative investments, providing an investment rate of return of 12.2% and net gains of $136.7 million for the nine month period ended September 30, 2007. Our rolling 60-month rate of return was 10.24% at September 30, 2007. The alternative investment strategies that principally contributed to the gains in the nine month period ended September 30, 2007 were long/short equity strategies and event driven arbitrage, which are the two largest allocations of our alternative investments at 21.1% and 18.8%, respectively. Certain of our underlying funds in the alternative investment portfolio have traded sub-prime securities, both long and short positions. At September 30, 2007 we believe these funds were net short sub-prime securities, and for the nine months ended September 30, 2007 sub-prime trading has been a modest contributor to investment returns. Our alternative investment strategies are selected because of their low correlation with the stock market, the bond market, and each other. Our alternative investment portfolio continued to achieve consistently positive returns with volatility similar to an investment-grade quality fixed maturity portfolio.

Our investment allocation to alternative investments was 21.4% at September 30, 2007 compared to 23.5% at December 31, 2006. We made net redemptions of $108.3 million from our alternative investments during the nine months ended September 30, 2007 as part of our current investment objective to reduce our allocation to alternative investments to 20% of our total invested assets. We plan to meet our lowered target allocation in an orderly manner by reducing our alternative investment portfolio through redemptions and by investing our excess cash from operations in fixed maturities. Strong alternative investment returns during the nine months ended September 30, 2007 have largely offset the effect of our year to date redemptions.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 22.0% for the nine months ended September 30, 2007. Book value per common share increased 13.2%, from $23.06 at December 31, 2006 to $26.12 at September 30, 2007. Our shareholders’ equity as of September 30, 2007 has increased by $143.5 million or 10.3% since December 31, 2006. This growth is net of the effect of our share repurchase program, under which we have spent $79.6 million to repurchase 3,056,700 shares outstanding over the nine month period ended September 30, 2007. At September 30, 2007, the remaining authorization under our share repurchase program was $60.0 million and we believe our share price remains attractive for repurchasing at recent valuations. We believe our active capital management provides us with the flexibility to pursue growth opportunities and maximize returns to our shareholders.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the nine months ended September 30, 2007. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2006, filed with the SEC on February 16, 2007, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We monitor the performance of our underwriting operations in four segments:

•	Property and casualty reinsurance – This segment generally offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by our clients.

•	Property and casualty insurance – This segment generally offers excess of loss capacity on specific risks related to individual insureds.

•

U.S. excess and surplus lines insurance – This segment comprises the underwriting operations of all of the Company’s U.S.-based business. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

•

Life and annuity reinsurance – This segment generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

We also have a corporate function that manages our investment and financing activities.

The U.S. excess and surplus lines segment has its own portfolio of fixed maturities investments. The investment income earned by our U.S. subsidiaries remains in that segment.

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

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended September 30, 2007	% change	Three Months Ended September 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$68.8	(30.3)%	$98.7
Reinsurance premiums ceded	(6.5)	6.6%	(6.1)

Net premiums written	$62.3	(32.6)%	$92.6

Net premiums earned(a)	$66.0	(32.7)%	$98.1
Net investment income	10.0		9.5
Net gains on alternative investments	3.9		(8.7)

Total revenues	$79.9		$98.9

Losses(b)	16.2	(77.4)%	71.7
Acquisition costs	12.3	(31.7)%	18.0
Interest Expense	4.7	N/A	(7.8)
General and administrative expenses	6.5	8.3%	6.0

Total losses and expenses(c)	$39.7	(54.8)%	$87.9

Net income before taxes	$40.2		$11.0

Loss ratio(b)/(a)	24.5%		73.2%
Combined ratio(c)/(a)	53.0%		97.6%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended September 30, 2007 were $68.8 million compared to $98.7 million for the three months ended September 30, 2006, a decrease of 30.3%. The decrease is primarily due to $22.5 million of reduced premium estimates on contracts written in prior years. This reduction includes a $15.3 million adjustment to previously recognized additional premiums on one contract where we are entitled to additional premiums should losses exceed pre-determined, contractual thresholds. Based on updated information received from the client during the quarter our estimate of losses has been revised downwards, resulting in a corresponding adjustment to premiums. As the market softens, we continue to see a reduced number of submissions that meet our pricing requirements. We will continue to monitor pricing trends and terms and conditions closely and intend to maintain our underwriting standards in this softening market.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the three months ended September 30, 2007 were $6.5 million compared to $6.1 million for the three months ended September 30, 2006. Reinsurance premiums ceded for the three months ended September 30, 2007 of $6.5 million are net of a reduction of $2.3 million associated with a quota share retrocession of the $15.3 million gross premium written adjustment described above. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. Reinsurance premiums ceded for the three months ended September 30, 2007 include premiums ceded under a property quota share treaty that is new in 2007 and largely accounts for an increase of $2.7 million over the same period in 2006.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 32.7% to $66.0 million for the three months ended September 30, 2007. The decrease is attributable principally to lower gross premiums written and higher reinsurance premiums ceded during the current year and earned in the three months ended September 30, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to property and casualty reinsurance were $16.2 million for the three months ended September 30, 2007 compared to $71.7 million for the three months ended September 30, 2006, a decrease of 77.4%. The loss ratio for our property and casualty reinsurance segment for the three months ended September 30, 2007 was 24.5% compared to 73.2% for the three months ended September 30, 2006. The decrease in losses is principally attributable to the following:

•

The decrease in net premiums earned from $98.1 million for the three months ended September 30, 2006 to $66.0 million for the three months ended September 30, 2007, resulting in a corresponding decrease in net losses;

•	Net favorable development of $13.0 million resulting from one contract where updated information received from the client has indicated reported losses have been lower than previously expected;

•	An agreement to settle a large block of prior period reserves resulting in a net $15.2 million release of reserves; and

•	Net favorable development of $5.0 million on our medical malpractice portfolio.

Acquisition costs. Acquisition costs were $12.3 million for the three months ended September 30, 2007 compared to $18.0 million for the three months ended September 30, 2006, a decrease of 31.7% which is consistent with the decrease in earned premiums. The ratio of acquisition costs to net premiums earned remained relatively consistent between periods at 18.6% and 18.3% for the three months ended September 30, 2007 and 2006 respectively. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense was $4.7 million for the three months ended September 30, 2007 compared to $(7.8) million for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007 includes $4.0 million of expenses pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the three months ended September 30, 2007 compared to $4.3 million for the three months ended September 30, 2006. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices.

Interest expense also includes the accretion of interest expense on a number of reinsurance contracts that are not deemed to transfer risk under the requirements of Statement of Financial Accounting Standards No. 113 and, therefore, are recorded as deposit liabilities on the balance sheet. These deposit liabilities are recorded on a net present value basis and an interest expense is accreted in order to grow the liability to the expected ultimate settlement amount. During the three months ended September 30, 2006, we were notified by the cedant of one of the deposit contracts that the ultimate loss is expected to be lower than our original estimate. As a result we recognized a reduction in interest expense of $12.0 million during the three month period ended September 30, 2006 in order to reflect the net present value of our revised estimate.

General and administrative expenses. General and administrative expenses were $6.5 million for the three months ended September 30, 2007 compared to $6.0 million for the three months ended September 30, 2006, an increase of 8.3%. The increase resulted principally from additional claims and underwriting staff added since September 30, 2006.

Net income. Net income attributable to property and casualty reinsurance for the three months ended September 30, 2007 was $40.2 million compared to $11.0 million for the three months ended September 30, 2006. The increase in net income between the three months ended September 30, 2007 and 2006, is principally attributable to an agreement to settle a large block of prior period reserves resulting in a net $15.2 million release of reserves. Additionally, the 1.19% return on alternative investments in the three months ended September 30, 2007 compared to a (2.33)% return in the three months ended September 30, 2006, contributed an increase of $12.6 million to net income.

Property and Casualty Insurance Segment

	Three Months Ended September 30, 2007	% change	Three Months Ended September 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$80.1	2.0%	$78.5
Reinsurance premiums ceded	(34.9)	7.1%	(32.6)

Net premiums written	$45.2	(1.5)%	$45.9

Net premiums earned(a)	$48.1	(1.2)%	$48.7
Net investment income	4.1		3.5
Net gains on alternative investments	1.1		(2.1)

Total revenues	$53.3		$50.1

Losses(b)	33.8	297.6%	8.5
Acquisition costs	(0.3)	N/A	0.1
General and administrative expenses	4.5	15.4%	3.9

Total losses and expenses(c)	$38.0	N/A	$12.5

Net income before taxes	$15.3		$37.6

Loss ratio(b)/(a)	70.3%		17.4%
Combined ratio(c)/(a)	78.9%		25.6%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended September 30, 2007 were $80.1 million compared to $78.5 million for the three months ended September 30, 2006, an increase of 2.0%. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the three months ended September 30, 2007 were $34.9 million compared to $32.6 million for the three months ended September 30, 2006, an increase of 7.1%. Reinsurance premiums ceded in the three months ended September 30, 2007 and 2006, were related principally to our existing quota share treaties that are utilized to manage our retained exposure, and therefore, will tend to increase when premiums written increase. In addition, we recognized reinstatement premiums on one of our excess of loss reinsurance contracts that was triggered by a loss from a Brazilian airline crash in July 2007. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended September 30, 2007 was 43.6% compared to 41.5% for the three months ended September 30, 2006.

Net premiums earned. Net premiums earned for insurance decreased by 1.2% to $48.1 million for the three months ended September 30, 2007. The decrease is attributed to the increase in our reinsurance premiums ceded.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to insurance were $33.8 million for the three months ended September 30, 2007 compared to $8.5 million for the three months ended September 30, 2006, an increase of 297.6%. Losses for the three months ended September 30, 2006 include net favorable development of $20.5 million in reserves. During the three months ended September 30, 2007, we recorded $1.7 million net favorable development on our excess liability reserves and $5.7 million net favorable development on our property reserves. This favorable development was partially offset by a net loss of $3.0 million as a result of a Brazilian airline crash in July 2007.

Acquisition costs. Acquisition costs were $(0.3) million for the three months ended September 30, 2007 compared to $0.1 million for the three months ended September 30, 2006. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $4.5 million for the three months ended September 30, 2007 compared to $3.9 million for the three months ended September 30, 2006, an increase of 15.4%. The increase resulted principally from additional claims and underwriting staff added since September 30, 2006.

Net income. Net income attributable to the property and casualty insurance segment for the three months ended September 30, 2007 was $15.3 million compared to $37.6 million for the three months ended September 30, 2006. The decrease in net income between the three months ended September 30, 2007 and 2006 is principally attributable to the $20.5 million of favorable development of prior year reserves recognized in 2006.

U.S. Excess and Surplus Lines Insurance Segment

Three Months Ended September 30, 2007
Gross premiums written	$11.8
Reinsurance premiums ceded	(8.2)

Net premiums written	$3.6

Net premiums earned(a)	$1.4

Net investment income	2.2
Net gains on alternative investments	—

Total revenues	3.6

Losses(b)	0.8
Acquisition costs	(0.1)
General and administrative expenses	6.0

Total losses and expenses(c)	$6.7

Net income before taxes	$(3.1)

Loss ratio(b)/(a)	57.5%
Combined ratio(c)/(a)	N/A

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

Premiums written and earned. Gross premiums written by the U.S. excess and surplus lines segment for the three months ended September 30, 2007 were $8.0 million for the brokerage division and $3.8 million for the contract binding division. Gross premiums written to the end of September 30, 2007 are below our original expectations, which we partially attribute to the longer than anticipated time required to acquire access to all U.S. States, including California. We expect the volume of underwriting submissions received and gross premium written to rise for the remainder of 2007 as we establish our presence in the specialty niche markets where we offer our products. Reinsurance premiums ceded reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for both the brokerage and contract binding divisions. Net premiums earned of $1.4 million for the three months ended September 30, 2007 reflect the short period of time since Max Specialty began writing business in April 2007 and we expect this figure to increase with gross premiums written volume.

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities for the three months ended September 30, 2007 was 5.63%.

General and administrative expenses. General and administrative expenses were $6.0 million for the three months ended September 30, 2007. General and administrative expenses are principally comprised of personnel and infrastructure costs reflecting the start-up period of the Max Specialty operations. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio than our other segments.

Life and Annuity Reinsurance Segment

	Three Months Ended September 30, 2007	% change	Three Months Ended September 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$62.2	N/A	$0.6
Reinsurance premiums ceded	(0.1)	(66.7)%	(0.3)

Net premiums written	$62.1	N/A	$0.3

Net premiums earned	$62.1		$0.3
Net investment income	7.6		7.4
Net gains on alternative investments	4.5		(10.1)

Total revenues	74.2		(2.4)

Benefits	70.6		9.0
Acquisition costs	0.2	(77.8)%	0.9
Interest expense	2.2		2.8
General and administrative expenses	0.7	(22.2)%	0.9

Total benefits and expenses	$73.7		$13.5

Net income before taxes	$0.5		$(15.9)

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

A new life and annuity contract was written during the three months ended September 30, 2007 with gross written premium of $62.0 million. No new life and annuity contracts were written during the three months ended September 30, 2006. Apart from the components related to the new contract incepting during the three months ended September 30, 2007, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $70.6 million for the three months ended September 30, 2007 of which $62.6 million relates to the new contract. Except for the new contract written in 2007, benefits in each period comprise regular changes in existing policy and claim liabilities.

Net income. Net income attributable to the life and annuity reinsurance segment for the three months ended September 30, 2007 was $0.5 million compared to $(15.9) million for the three months ended September 30, 2006. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the underlying assets generated by the segment. The 1.19% return on alternative investments in the three months ended September 30, 2007 compared to a (2.33)% return in the three months ended September 30, 2006 contributed $14.6 million in additional net income.

Corporate Function

	Three Months Ended September 30, 2007	% change	Three Months Ended September 30, 2006
	In millions of U.S. Dollars
Net investment income	$49.7	28.4%	$38.7
Less: net investment income allocated to non-U.S. underwriting segments	(21.8)		(20.5)
Less: net investment income of the U.S. excess and surplus lines segment	(2.2)		—

Balance of net investment income	$25.7		$18.2

Net gains on alternative assets	14.5	146.8%	(31.0)
Less: net (gains) losses on alternative assets allocated to underwriting segments	(9.6)		20.9

Balance of net gains on alternative investments	4.9		(10.1)

Net realized losses on sale of fixed maturities	(1.7)	466.7%	(0.3)

Other income	0.2		0.2

Interest expense	6.8	106.1%	3.3

General and administrative expenses not included in segment results	10.1	4.7%	10.6

Net income before taxes excluding segment results	$12.3		$(5.9)

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the three months ended September 30, 2007 increased $11.0 million to $49.7 million compared to $38.7 million for the three months ended September 30, 2006, an increase of 28.4%. The increase principally was attributable to the growth in the cash and fixed maturities portfolio from $3,275.6 million at September 30, 2006 to $4,026.1 million at September 30, 2007, an increase of 22.9%. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended September 30, 2007 was 5.12% compared to 4.83% for the three months ended September 30, 2006. We expect the September 2007 reduction of interest rates will result in a downward trend in yields in the near term.

Net gains (losses) on alternative investments. Net gains on the alternative investment portfolio were $14.5 million, or a 1.19% rate of return, for the three months ended September 30, 2007 compared to a loss of $31.0 million, or a negative 2.33% rate of return, for the three months ended September 30, 2006. Our return compares with the 2.03% return for the S&P 500 for the three months ended September 30, 2007. All but two of the alternative investment strategies we employed were profitable during the three months ended September 30, 2007. Alternative investment strategies principally contributing to the gains in the current period were the event driven arbitrage and diversified arbitrage strategies. The event driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. The diversified arbitrage strategy typically entails simultaneously pursuing a variety of market-neutral strategies such as convertible arbitrage and event-driven arbitrage. As of September 30, 2007, 18.8% and 15.4% of our alternative investments were allocated to the event driven arbitrage and diversified arbitrage strategies, respectively. The return for the three months ended September 30, 2006 was net of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our diversified arbitrage strategy.

Net realized losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as discussed in the results of underwriting operations for the nine months ended September 30, 2007 – corporate function. Net realized losses for the three months ended September 30, 2007 and 2006 were $1.7 million and $0.3 million, respectively. In connection with an agreement entered into on September 28, 2007 to settle a block of prior period reserves, we sold certain securities during October 2007 to fund the settlement. Gross unrealized losses of $1.7 million associated with these securities as of September 30, 2007 were reclassified to realized losses in the consolidated statement of income for the three months ended September 30, 2007.

Interest expense. Interest expense was $6.8 million for the three months ended September 30, 2007 compared to $3.3 million for the three months ended September 30, 2006. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $235.0 million swap loan attracts interest at a rate based on LIBOR plus a spread. Our $50.0 million revolver loan attracts interest at a rate based on LIBOR plus a spread as of September 30, 2007 and was entered into on April 3, 2007. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007 that mature in April 2017 and bear interest at 7.20%. Interest expense for the three months ended September 30, 2007 increased primarily due to the increase of $235.0 million in outstanding debt compared to the same period in 2006.

General and administrative expenses. General and administrative expenses were $10.1 million for the three months ended September 30, 2007 compared to $10.6 million for the three months ended September 30, 2006, a decrease of 4.7%. The decrease in general and administrative expenses results principally from a decrease in professional services fees compared to the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Nine Months Ended September 30, 2007	% change	Nine Months Ended September 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$308.8	(22.3)%	$397.5
Reinsurance premiums ceded	(41.6)	23.4%	(33.7)

Net premiums written	$267.2	(26.6)%	$363.8

Net premiums earned(a)	$241.0	(23.6)%	$315.4
Net investment income	31.8		28.7
Net gains on alternative investments	41.4		3.6

Total revenues	314.2		347.7

Losses(b)	131.5	(41.6)%	225.0
Acquisition costs	47.2	(17.8)%	57.4
Interest Expense	8.9	N/A	(6.5)
General and administrative expenses	20.4	20.7%	16.9

Total losses and expenses(c)	$208.0	(29.0)%	$292.8

Net income before taxes	$106.2		$54.9

Loss ratio(b)/(a)	54.5%		71.3%
Combined ratio(c)/(a)	82.6%		94.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Nine Months Ended September 30, 2007	% of Premium Written	Nine Months Ended September 30, 2006	% of Premium Written
	In millions of U.S. Dollars		In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Accident and health	—	0%	7.6	1.9%
Aviation	33.3	10.8%	26.1	6.6%
Excess Liability	14.7	4.8%	65.9	16.6%
Medical Malpractice	49.9	16.2%	49.9	12.6%
Other	1.1	0.3%	0.7	0.2%
Professional Liability	37.1	12.0%	50.2	12.6%
Property and property catastrophe	96.7	31.3%	67.8	17.0%
Marine & Energy	33.1	10.7%	29.0	7.3%
Whole Account	12.6	4.1%	41.1	10.3%
Workers Compensation	30.3	9.8%	59.2	14.9%

	$308.8	100.0%	$397.5	100.0%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the nine months ended September 30, 2007 were $308.8 million compared to $397.5 million for the nine months ended September 30, 2006, a decrease of 22.3%. Gross premiums written for excess liability, professional liability, whole account and workers compensation lines decreased in total by $121.7 million largely as a result of the non-renewal of four contracts and the restructuring of two reinsurance contracts at renewal. In addition, there was a reduction of $22.5 million in premium estimates on contracts written in prior periods. This reduction includes a $15.3 million adjustment to previously recognized additional premiums on one contract where we are entitled to additional premiums should losses exceed pre-determined, contractual thresholds. Based on updated information received from the client during the nine months our estimate of losses has been revised downwards, resulting in a corresponding adjustment to premiums. These decreases were partially offset by growth in property and property catastrophe business where pricing remained at more attractive levels. Gross premiums written for the nine months ended September 30, 2007, remained in line with our budget. Our emphasis in recent years has been to write smaller accounts with a greater number of clients and varying the underlying exposures assumed. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates relative to the underwriting risk being assumed.

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

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the nine months ended September 30, 2007 were $41.6 million compared to $33.7 million for the nine months ended September 30, 2006, an increase of 23.4%. The increase principally was attributable to our reinsurance quota share treaty that is utilized to manage our retained exposure on our property business. We also purchased additional excess of loss protection for our property and aviation reinsurance businesses in the nine months ended September 30, 2007 and 2006.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 23.6% to $241.0 million for the nine months ended September 30, 2007. The decrease principally is attributable to lower gross premiums written and higher reinsurance premiums ceded and earned in the nine months ended September 30, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to property and casualty reinsurance were $131.5 million for the nine months ended September 30, 2007 compared to $225.0 million for the nine months ended September 30, 2006, a decrease of 41.6%. The loss ratio for our property and casualty reinsurance segment for the nine months ended September 30, 2007 was 54.5% compared to 71.3% for the nine months ended September 30, 2006. The decrease in losses is principally attributable to the following:

•

The decrease in net premiums earned from $315.4 million for the nine months ended September 30, 2006 to $241.0 million for the nine months ended September 30, 2007, resulting in a corresponding decrease in net losses;

•	Net favorable development of $13.0 million resulting from one contract where updated information received from the client has indicated reported losses have been lower than previously expected;

•	An agreement to settle a large block of prior period reserves resulting in a net $15.2 million release in reserves;

•	Net favorable development of $5.0 million on our medical malpractice portfolio; and

•

Certain of our reinsurance contracts have provisions for the adjustment of ceding commissions within a range based on losses incurred on the contract. During the nine months ended September 30, 2007, we received information on a number of these contracts that indicated lower than expected losses. As a result, we recognized $5.0 million in favorable development of prior year reserves, which was largely offset by additional acquisition costs.

The increase in our aviation and property lines as a percentage of total net earned premium in a period with lower than expected large loss events has led to a decline in our average loss ratio for the segment, which has been partially offset by the purchase of additional excess of loss reinsurance this year.

Acquisition costs. Acquisition costs were $47.2 million for the nine months ended September 30, 2007 compared to $57.4 million for the nine months ended September 30, 2006, a decrease of 17.8%. The percentage decrease in acquisition costs is lower than the percentage decrease in net premiums earned due to the adjustment of the ceding commission on a number of contracts as described in the losses section above. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense was $8.9 million for the nine months ended September 30, 2007 compared to $(6.5) million for the nine months ended September 30, 2006. Interest expense includes $7.0 million of expenses pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the nine months ended September 30, 2007 compared to $5.2 million for the nine months ended September 30, 2006. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Interest expense also includes the accretion of interest expense on a number of reinsurance contracts that are not deemed to transfer risk under the requirements of Statement of Financial Accounting Standards No. 113 and therefore are recorded as deposit liabilities on the balance sheet. These deposit liabilities are recorded on a net present value basis and an interest expense is accreted in order to grow the liability to the expected ultimate settlement amount. During the nine months ended September 30, 2006, we were notified by the cedant of one of the deposit contracts that the ultimate loss is expected to be lower than our original estimate. As a result we recognized a reduction in interest expense of $12.0 million during the nine months ended September 30, 2006 in order to reflect the net present value of our revised estimate.

General and administrative expenses. General and administrative expenses were $20.4 million for the nine months ended September 30, 2007 compared to $16.9 million for the nine months ended September 30, 2006, an increase of 20.7%. The increase resulted principally from additional claims and underwriting staff added since September 30, 2006 and higher incentive based compensation recorded in 2007.

Net income. Net income attributable to property and casualty reinsurance for the nine months ended September 30, 2007 was $106.2 million compared to $54.9 million for the nine months ended September 30, 2006. The large increase between the results for the nine months ended September 30, 2007 and 2006, is principally attributable to the 12.18% return on alternative investments in the nine months ended September 30, 2007 compared to a 1.57% return in the nine months ended September 30, 2006, which accounted for $37.8 million of the increase. Additionally, the agreement to settle a large block of prior period reserves contributed $15.2 million to the increase in net income.

Property and Casualty Insurance Segment

	Nine Months Ended September 30, 2007	% change	Nine Months Ended September 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$284.1	2.9%	$276.1
Reinsurance premiums ceded	(146.4)	7.5%	(136.2)

Net premiums written	$137.7	1.6%	$139.9

Net premiums earned(a)	$149.1	1.4%	$147.0
Net investment income	12.1		11.0
Net gains on alternative investments	10.5		1.3

Total revenues	171.7		159.3

Losses(b)	110.8	33.0%	83.3
Acquisition costs	(1.0)	N/A	0.6
General and administrative expenses	13.4	24.1%	10.8

Total losses and expenses(c)	$123.2		$94.7

Net income before taxes	$48.5		$64.6

Loss ratio(b)/(a)	74.3%		56.7%
Combined ratio(c)/(a)	82.6%		64.4%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Nine Months Ended September 30, 2007	% of Premium Written	Nine Months Ended September 30, 2006	% of Premium Written
	In millions of U.S. Dollars		In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Aviation	$14.4	5.1%	$4.5	1.6%
Excess Liability	106.2	37.4%	122.0	44.2%
Professional Liability	116.6	41.0%	105.8	38.3%
Property	46.9	16.5%	43.8	15.9%

	$284.1	100.0%	$276.1	100.0%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the nine months ended September 30, 2007 were $284.1 million compared to $276.1 million for the nine months ended September 30, 2006, an increase of 2.9%. The small increase is a reflection of a mature insurance portfolio written in a competitive market. We have found greater opportunities to write new business in our aviation and professional liability business. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

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

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the nine months ended September 30, 2007 were $146.4 million compared to $136.2 million for the nine months ended September 30, 2006, an increase of 7.5%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. The ratio of reinsurance premiums ceded to gross premiums written for the nine months ended September 30, 2007 was 51.5% compared to 49.3% for the nine months ended September 30, 2006. The increased ratio is principally related to increasing the percentage ceded to one of our quota share treaties and the reinstatement premium recognized in relation to one of our excess of loss reinsurance contracts that was triggered by a loss from a Brazilian airline crash in July 2007.

Net premiums earned. Net premiums earned for insurance increased by 1.4% to $149.1 million for the nine months ended September 30, 2007. The increase is attributed to the expansion of our insurance products offered over the past year and reflects the earning pattern of an increasingly mature portfolio of insurance contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to insurance were $110.8 million for the nine months ended September 30, 2007 compared to $83.3 million for the nine months ended September 30, 2006, an increase of 33.0%. The increase predominantly relates to net favorable development of $20.5 million in reserves for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we recorded $1.7 million net favorable development on our excess liability reserves and $5.7 million net favorable development on our property reserves. This favorable development was partially offset by a net loss of $3.0 million as a result of a Brazilian airline crash in July 2007. The loss ratio for our insurance segment for the nine months ended September 30, 2007 was 74.3% compared to 56.7% for the same period in 2006. The addition of aviation to our premium mix has also resulted in an increase in our average loss ratio for this segment.

Acquisition costs. Acquisition costs were $(1.0) million for the nine months ended September 30, 2007 compared to $0.6 million for the nine months ended September 30, 2006. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $13.4 million for the nine months ended September 30, 2007 compared to $10.8 million for the nine months ended September 30, 2006, an increase of 24.1%. The increase resulted principally from additional claims and underwriting staff added since September 30, 2006 and higher incentive based compensation recorded in 2007.

Net income. Net income attributable to the property and casualty insurance segment for the nine months ended September 30, 2007 was $48.5 million compared to $64.6 million for the nine months ended September 30, 2006. The decrease in the results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, is principally attributable to the $20.5 million favorable development of prior year reserves recognized in 2006.

U.S. Excess and Surplus Lines Insurance Segment

Nine Months Ended September 30, 2007
Gross premiums written	$21.7
Reinsurance premiums ceded	(15.1)

Net premiums written	$6.6

Net premiums earned(a)	$1.7

Net investment income	3.8
Net gains on alternative investments	—

Total revenues	5.5

Losses(b)	0.9
Acquisition costs	(0.1)
General and administrative expenses	14.2

Total losses and expenses(c)	$15.0

Net income before taxes	$(9.5)

Loss ratio(b)/(a)	57.2%
Combined ratio(c)/(a)	N/A

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

Our discussion of the results of operations for the U.S. excess and surplus insurance segment for the three months ended September 30, 2007 also applies to the nine months ended September 30, 2007, and has therefore not been repeated here.

Life and Annuity Reinsurance Segment

	Nine Months Ended September 30, 2007	% change	Nine Months Ended September 30, 2006
	In millions of U.S. Dollars
Gross premiums written	$63.6	43.9%	$44.2
Reinsurance premiums ceded	(0.4)	(33.3)%	(0.6)

Net premiums written	$63.2	45.0%	$43.6

Net premiums earned	$63.2		$43.6
Net investment income	22.2		21.8
Net gains on alternative investments	43.3		3.6

Total revenues	128.7		69.0

Benefits	91.6	27.6%	71.8
Acquisition costs	0.6	(60.0)%	1.5
Interest Expense	4.4	18.9%	3.7
General and administrative expenses	2.1	0.0%	2.1

Total benefits and expenses	$98.7		$79.1

Net income before taxes	$30.0		$(10.1)

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

In each of the nine month periods ended September 30, 2007 and 2006, we wrote one new life and annuity contract, comprising gross premiums written of $62.0 million in 2007 and $41.9 million in 2006. Apart from the components related to the new contracts incepting during the nine months ended September 30, 2007 and 2006, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $91.6 million for the nine months ended September 30, 2007 of which $62.6 million relate to the new contract compared to $71.8 million for the nine months ended September 30, 2006 of which $41.9 million relates to the new contract written in that period. Except for the new contracts written in 2007 and 2006, benefits in each period include regular changes in existing policy and claim liabilities.

Net income. Net income attributable to the life and annuity reinsurance segment for the nine months ended September 30, 2007 was $30.0 million compared to $(10.1) million for the nine months ended September 30, 2006. The results are driven by the changes in existing policy and claim liabilities offset by the investment income on the underlying assets generated by the segment. The increase in net income for the nine months ended September 30, 2007, is principally attributable to the 12.18% return on alternative investments in the nine months ended September 30, 2007 which accounted for $39.7 million of the increase compared to a 1.57% return in the nine months ended September 30, 2006.

Corporate Function

	Nine Months Ended September 30, 2007	% change	Nine Months Ended September 30, 2006
	In millions of U.S. Dollars
Net investment income	$138.9	27.2%	$109.2
Less: net investment income allocated to non-U.S. underwriting segments	(66.1)		(61.5)
Less: net investment income of the U.S. excess and surplus lines segment	(3.9)		—

Balance of net investment income	68.9		47.7

Net gains on alternative assets	136.7	651.1%	18.2
Less: net gains on alternative assets allocated to underwriting segments	(95.2)		(8.5)

Balance of net gains on alternative investments	41.5		9.7

Net realized gains (losses) on sale of fixed maturities	(3.0)	(58.9)%	(7.3)

Other income	0.6	(25.0)%	0.8

Interest expense	(16.8)	84.6%	(9.1)

General and administrative expenses not included in segment results	(29.6)	(2.4)%	(28.9)

Net income before taxes excluding segment results	$61.6		$12.9

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the nine months ended September 30, 2007 increased $29.7 million to $138.9 million compared to $109.2 million for the nine months ended September 30, 2006, an increase of 27.2%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $3,275.6 million at September 30, 2006 to $4,026.1 million at September 30, 2007, an increase of 22.9%. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the nine months ended September 30, 2007 was 4.99% compared to 4.70% for the nine months ended September 30, 2006. We expect the September 2007 reduction of interest rates will result in a downward trend in yields in the near term.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $136.7 million, or 12.18%, for the nine months ended September 30, 2007 compared to a gain of $18.2 million, or 1.57%, for the nine months ended September 30, 2006. Our return compares favorably with the 9.13% return for the S&P 500 for the nine months ended September 30, 2007. Every alternative investment strategy we employed was profitable during the nine months ended September 30, 2007. Alternative investment strategies principally contributing to the gains in the current period were the event driven arbitrage and long/short equity strategies. The event driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. The long/short equity strategy comprises funds that typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. While this strategy can profit from either positive or negative price trends in the overall stock market, investment managers of long/short equity funds generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. As of September 30, 2007, 21.1% and 18.8% of our alternative investments allocated to the long/short equity and event driven arbitrage strategies, respectively. The return for the nine months ended September 30, 2006 was net of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our diversified arbitrage strategy.

Net realized gains (losses) on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. The realized losses in the nine months ended September 30, 2007 and 2006 of $(3.0) million and $(7.3) million, respectively, are the result of the sale of fixed maturities in connection with portfolio rebalancing transactions. In connection with an agreement entered into on September 28, 2007 to settle a block of prior period reserves, we sold certain securities during October 2007 to fund the settlement. Gross unrealized losses of $1.7 million associated with these securities as of September 30, 2007 were reclassified to realized losses in the consolidated statement of income for the nine months ended September 30, 2007.

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

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As of September 30, 2007, in the United States, there are signs that sub-prime borrowers are having difficulty in making interest payments as loans reset to higher interest rates. Sub-prime borrowers are borrowers who do not qualify for market interest rates because of problems with their credit history. As a result of the increasing defaults of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. We believe our exposure to sub-prime credit risk is limited. At September 30, 2007 securities with significant exposure to sub-prime borrowers totaled $60.3 million in fair value and $61.7 million in amortized cost. By fair value, 90.0% of these securities are AAA-rated with the remainder AA-rated. Together with our managers, we continue to monitor our potential exposure and we will make adjustments to the portfolios as necessary.

Interest expense. Interest expense was $16.8 million for the nine months ended September 30, 2007 compared to $9.1 million for the nine months ended September 30, 2006. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $235.0 million swap attracts interest at a rate based on LIBOR plus a spread. We increased this loan from $150.0 million to $235.0 million on February 28, 2007. Our $50.0 million revolver loan attracts interest at a rate based on LIBOR plus a spread as of September 30, 2007 and was obtained on April 3, 2007. As at September 30, 2007, we had $100.0 million in senior notes outstanding that were issued by Max USA on April 16, 2007, mature in April 2017, and bear interest at 7.20%. Interest expense for the nine months ended September 30, 2007 has increased primarily due to the increase of $235.0 million in outstanding debt compared to the same period in 2006.

General and administrative expenses. General and administrative expenses were $29.6 million for the nine months ended September 30, 2007 compared to $28.9 million for the nine months ended September 30, 2006, an increase of 2.4%. The increase in general and administrative expenses results principally from additional staff added since September 30, 2006, and higher incentive based compensation, partially offset by a decrease in professional services fees compared to 2006.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $5,120.3 million at September 30, 2007 compared to $4,535.9 million at December 31, 2006, an increase of 12.9%. The increase in cash and invested assets resulted principally from $435.3 million in cash flows from operations generated in the nine months ended September 30, 2007, which is net of the change in alternative investments of $28.4 million. The decline in unrealized appreciation on our fixed income portfolio from December 31, 2006 to September 30, 2007 of $24.5 million principally relates to changes in interest rates. Our portfolio did not suffer any credit loss events during the period ended September 30, 2007.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,506.0 million at September 30, 2007 compared to $2,335.1 million at December 31, 2006, an increase of 7.3%. The increase in property and casualty losses was principally attributable to the earned premiums for the nine months ended September 30, 2007, offset by an agreement to settle a block of prior period reserves resulting in a release of $23.3 million in reserves, favorable reserve development of $15.3 million from one contract written where reported losses have been lower than originally recorded based on updated information received from the client and $19.1 million of positive development resulting from our quarterly internal review of reserves. Partially offsetting this favorable development was a gross loss of $9.0 million in relation to a Brazilian airline crash in July 2007. During the nine months ended September 30, 2007, we paid $202.8 million on property and casualty losses.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $964.5 million at September 30, 2007 compared to $895.6 million at December 31, 2006. The increase in the nine months ended September 30, 2007 was principally attributable to the new life and annuity contract written during the nine months ended September 30, 2007 together with changes in policy and claims liabilities, and foreign exchange movements on liabilities. This was partially offset by benefit payments of $66.0 million during the period.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $651.6 million at September 30, 2007 compared to $538.0 million at December 31, 2006, an increase of 21.1%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the nine months ended September 30, 2007.

Grand Central Re, our largest retrocessionaire, accounted for 31.4% of our losses and benefits recoverable at September 30, 2007. In September 2004, Grand Central Re requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 102.4% of its loss recoverable obligations to us.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The losses recoverable from these reinsurers represent 57.5% of losses recoverable at September 30, 2007 and all but one of these reinsurers are presently rated “A-” or above by A.M. Best Company. Losses recoverable from the single reinsurer of our property and casualty insurance risks rated below “A-” are less than 2.0% of total losses recoverable and were fully recovered in October 2007.

Bank loans. In February 2003, Max Bermuda completed a $150.0 million sale of shares of its subsidiary, Max Diversified, to a third party financial institution. Simultaneous with the sale, Max Bermuda entered into a total return swap with the purchaser of these shares whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction, which amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the collateral requirement under the swap from 150% to 133% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. On February 28, 2007, the notional amount under the swap was increased from $150.0 million to $235.0 million. We were in compliance with all covenants of our bank loan at September 30, 2007. Max Diversified shares with a fair value of $89.0 million at September 30, 2007 were pledged as collateral to the financial institution to which Max Bermuda is exposed to credit risk. Under GAAP, these transactions are recorded on a combined basis and are accounted for as a financing transaction, which resulted in the recording of a $235.0 million bank loan.

On April 2, 2007, Max USA completed the acquisition of a U.S.-based excess and surplus lines company, which operates under the name Max Specialty. On April 3, 2007, Max Capital borrowed $50 million and Max USA borrowed $100 million under their revolving credit facility, at initial rate of 8.25%, in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes. As of September 30, 2007, the $50.0 million revolver loan to Max Capital remains outstanding and attracts interest at a rate based on LIBOR plus a spread.

Senior notes. On April 16, 2007, Max USA completed a private offering of senior notes. In connection with the offering, Max USA entered into an indenture dated April 15, 2007 among Max USA, Max Capital and The Bank of New York, as trustee. In accordance with the indenture, Max USA will pay interest on the senior notes on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes, which mature on April 14, 2017, are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness.

Max USA used the net proceeds of $99.5 million from the private offering and additional funds to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility.

Shareholders’ equity. Our shareholders’ equity increased to $1,533.6 million at September 30, 2007 from $1,390.1 million at December 31, 2006, an increase of 10.3%, principally reflecting net income of $240.9 million partially offset by the repurchase of common shares of $79.6 million, a decrease in accumulated other comprehensive income of $21.9 million and payments of dividends of $13.9 million during the nine months ended September 30, 2007.

Liquidity. We generated $435.4 million of cash from operations during the nine months ended September 30, 2007 compared to $325.6 million for the nine months ended September 30, 2006. The increase in operating cash flows is largely due to increased net income during the nine months ended September 30, 2007. This has been partially offset by a decrease in premiums written and collected and an increase in losses and benefits paid versus the nine months ended September 30, 2006. Due to the swap loan being recorded on a combined basis, the increase in the notional amount under the swap from $150.0 million to $235.0 million during the nine months ended September 30, 2007, was accounted for as a financing transaction, with an offsetting decrease in operating cash flows. There was no comparable adjustment to the swap loan in the nine months ended September 30, 2006. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments. The casualty business we write generally has a long claim-tail and we expect that we will generate significant operating cash flow as we accumulate loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately 4.5 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $250.0 million), have generated positive cash flow from operations in each of our seven years of operating history and can access our credit facilities described in Note 12 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At September 30, 2007, Max Bermuda, which is required to have approximately $282.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,498.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of September 30, 2007 providing an aggregate of $720.0 million of letter of credit capacity, and subject to certain conditions, up to an additional $200.0 million in capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at September 30, 2007.

Capital resources. At September 30, 2007, our capital structure consisted of common equity. Total capitalization amounted to $1,533.6 million as compared to $1,390.1 million at December 31, 2006, an increase of 10.3%. On August 20, 2007, we filed a shelf registration statement with the U.S. Securities and Exchange Commission indicating that we may periodically issue up to $500.0 million in debt securities, common, preferred and depository shares and warrants. We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. The senior notes were assigned a senior unsecured debt rating of “Baa2” by Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best Company, or A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On February 9, 2007 and May 4, 2007, Max Capital’s board of directors declared a shareholder dividend of $0.07 per share payable to shareholders of record on February 23, 2007 and May 18, 2007, respectively. On July 27, 2007, the board of directors also declared a shareholder dividend of $0.09 per share payable to shareholders of record on August 10, 2007. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On November 1, 2007, Max Capital’s board of directors declared a dividend of $0.09 per share to be paid on November 29, 2007 to shareholders of record on November 15, 2007.

The financial strength ratings of our reinsurance and insurance subsidiaries are currently “A-” by A.M. Best, “A” by Fitch, and “A3” by Moody’s. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$235,000	$—	$235,000	$—	$—
Revolver loan obligation	50,000	50,000	—	—	—
Senior notes	100,000	—	—	—	100,000
Operating lease obligations	13,133	2,535	4,502	4,306	1,790
Other obligations	1,561	416	833	312	—
Property and casualty losses	2,506,019	936,416	802,072	330,895	436,636
Life and annuity benefits	1,530,882	84,957	158,581	142,200	1,145,144
Deposit liabilities	230,616	42,496	67,080	52,300	68,740

Total	$4,667,211	$1,116,820	1,268,068	$530,013	$1,752,310

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

The amounts in this table represent our gross estimates of known liabilities as of September 30, 2007 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the financial statements at September 30, 2007 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

As of September 30, 2007, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio. At September 30, 2007, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.61%, or approximately $126.8 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.03%, or approximately $141.5 million.

With respect to our alternative investment portfolio, although our fund of funds advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2007, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of 1.47%, or approximately $16.1 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of 1.47%, or approximately $16.1 million. Another method that attempts to measure portfolio risk is Value-at-Risk (“VaR”). VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. At September 30, 2007 our alternative investment portfolio’s VaR was estimated to be 4.0% at the 99% level of confidence and with a three month time horizon.

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

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended September 30, 2007.

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

It is possible that the SEC’s investigation may result in penalties and relief, including without limitation injunctive relief, and/or criminal or civil penalties, or require mediation. The nature of the penalties, relief or remediation that the SEC may seek against us or any of our current or former employees cannot be predicted at this time. If an enforcement action is brought by the SEC against us or any of our current employees, it could have an adverse effect on us.

Other Actions. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with about 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. In the first of these cases, was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants as the violators of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The defendants have asked the Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of New Jersey for pretrial proceedings. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements as of September 30, 2007.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2006 Annual Report filed on February 16, 2007 and updated in Part II, Item 1A of our Form 10-Q for each of the quarters ended March 31, 2007 and June 30, 2007. The information present below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K year ended December 31, 2006.

The Integration of New Insurance and Reinsurance Initiatives into Our Existing Operations May Present Significant Challenges.

We may face significant challenges in integrating new insurance and reinsurance initiatives, including Max Specialty, into our existing operations in a timely, efficient and effective manner. Successful integration will depend on, among other things, the effective execution of our business plan for the new insurance and reinsurance initiatives, our ability to effectively integrate the operations of new insurance and reinsurance initiatives into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of new insurance and reinsurance initiatives will be successful or that the business derived therefrom will prove to be profitable. The failure to integrate new insurance and reinsurance initiatives successfully or to manage the challenges presented by the integration process may adversely impact our financial results.

Proposed U.S. Tax Legislation Could Adversely Affect U.S. Shareholders.

Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless either (i) the corporation is organized or created under the laws of a country that has entered into a “comprehensive income tax treaty” with the U.S. or (ii) the stock of such corporation is readily tradable on an established securities market in the United States and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. Max Capital would likely not satisfy either of these tests and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on the Company’s dividends.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2007 to July 31, 2007)(1)	—	—	—	$100.0
(August 1, 2007 to August 31, 2007)	1,546,200	25.87	1,546,200	$60.0
(September 1, 2007 to September 30, 2007)	—	—	—	$60.0

Total (July 1, 2007 to September 30, 2007)(1)	1,546,200	25.87	1,546,200	$60.0

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit	Description
10.1	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Peter A. Minton (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007)

10.2	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007)

10.3	Employment Agreement, dated as of July 27, 2007, by and between Max Bermuda Ltd. and Angelo M. Guagliano (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007)

10.4	Credit Agreement dated as of August 7, 2007 among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as the lenders, ING Bank N.V., London Branch and Citibank, NA, as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007)

10.5	Model Irish Employee Restricted Stock Unit Agreement

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 6, 2007

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2007