Form 10-K
period 2007-12-31
MAX CAPITAL GROUP LTD.
filed 2008-02-19
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-33047

MAX CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Max House

2 Front Street

Hamilton, HM 11

Bermuda

(441) 295-8800

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares, Par Value $1.00 per share

Name of each exchange on which registered

The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the SecuritiesAct.  Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007 was $1,401,488,505, based on the closing price of the registrant’s common shares on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of January 31, 2008 was 56,101,232.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2008 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our” and similar expressions are references to Max Capital Group Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

Reference	Entity’s legal name	Direct parent company

Max Capital	Max Capital Group Ltd.

Max Bermuda	Max Bermuda Ltd.	Max Capital Group Ltd.

Max Europe	Collectively: Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited

Max Europe Holdings	Max Europe Holdings Limited	Max Bermuda Ltd.

Max Re Europe	Max Re Europe Limited	Max Europe Holdings Limited

Max Insurance Europe	Max Insurance Europe Limited	Max Europe Holdings Limited

Max Diversified	Max Diversified Strategies Ltd.	Max Bermuda Ltd.

Max Managers	Max Managers Ltd.	Max Capital Group Ltd.

Max USA	Max USA Holdings Ltd.	Max Capital Group Ltd.

Max Specialty	Max Specialty Insurance Company	Max USA Holdings Ltd.

Max Specialty Services	Max Specialty Insurance Services Ltd.	Max USA Holdings Ltd.

Max California	Max California Insurance Services Ltd.	Max Specialty Insurance Services Ltd.

Max Managers USA	Max Managers USA Ltd.	Max USA Holdings Ltd.

MCS Ireland	Max Capital Services Limited	Max Capital Group Ltd.

MCS USA	Max Capital Services USA LLC	Max Capital Services Limited

MCS BDA	Max Capital Services BDA Ltd.	Max Capital Services Limited

We consider Max Bermuda, Max Re Europe, Max Insurance Europe and Max Specialty to be the operating subsidiaries of Max Capital.

Certain terms and financial measures used below are in accordance with U.S. generally accepted accounting principles, or GAAP. Certain terms and non-GAAP financial measures used below are defined in the “Glossary of Selected Insurance Industry Terms and non-GAAP financial measures” appearing on page 33 of this Form 10-K. We have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have consistently provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and other such persons benefit from having a consistent basis of comparison with other companies within the industry. These measures may not be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

Safe Harbor Disclosure

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, but are not limited to:

•	claims development;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	rating agency policies and practices;

•	catastrophic events;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with our alternative investments;

•	tax and regulatory changes and conditions; and

•	loss of key executives.

Other factors such as changes in U.S. and global financial and equity markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

General Description

We are a global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland and the United States. We underwrite a diversified portfolio of risks that encompass long-tail business, including but not limited to general liability, medical malpractice, professional liability and workers compensation risks, as well as short-tail business, including but not limited to property, property catastrophe, aviation and marine and energy risks. We also provide reinsurance for the life and annuity market when opportunities arise.

In continuation of our long-term strategic initiative to build our franchise, we acquired Max Specialty in April 2007 and expanded into the excess and surplus lines business in the United States. This segment operates across three divisions, brokerage, contract binding and marine, underwriting property, general liability and inland marine risks. We believe our platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products as we target these niche markets.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities securities portfolio and an alternative investment portfolio that as of December 31, 2007 employed nine strategies invested in 35 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair values at December 31, 2007, the allocation of invested assets was 79.3% in cash and fixed maturities and 20.7% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At December 31, 2007, Max Bermuda had $1,659.1 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiary, Max Specialty. We hold all material alternative investments in Max Diversified. During the fourth quarter of 2007, we began implementation of our global service companies initiative whereby we seek to improve the efficiency of certain corporate services across the group. Pursuant to this initiative, we formed MCS Ireland and its two subsidiaries, MCS USA and MCS BDA, to house those internal support services that will be provided across the group.

Business Segments

We operate in the reinsurance and insurance business serving four segments: the property and casualty reinsurance segment, the property and casualty insurance segment, the U.S. excess and surplus lines insurance segment and the life and annuity reinsurance segment. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Property and Casualty Reinsurance:
Accident and Health	$—	0.0%	$7,585	0.9%	$7,790	0.6%
Aviation	34,095	3.1	35,374	4.1	42,945	3.4
Excess Liability	16,716	1.6	66,876	7.7	39,878	3.2
Medical Malpractice	53,138	4.9	53,400	6.2	40,744	3.3
Other	7,016	0.7	660	0.1	8,196	0.7
Professional Liability	33,640	3.1	60,704	7.0	102,620	8.2
Property and Property Catastrophe	89,197	8.3	67,497	7.8	30,525	2.4
Marine & Energy	47,077	4.4	29,152	3.4	43,828	3.5
Whole Account	15,080	1.4	43,548	5.0	177,564	14.3
Workers’ Compensation	49,197	4.5	58,759	6.8	121,630	9.8

Total P&C Reinsurance	345,156	32.0	423,555	49.0	615,720	49.4
Property and Casualty Insurance:
Aviation	40,934	3.8	21,864	2.5	—	—
Excess Liability	131,515	12.2	162,786	18.8	176,946	14.2
Professional Liability	157,450	14.6	150,885	17.4	144,082	11.5
Property	53,027	4.9	61,059	7.1	34,268	2.8

Total P&C Insurance	382,926	35.5	396,594	45.8	355,296	28.5
U.S. Excess and Surplus Lines:
Property	34,721	3.2	—	0.0	—	0.0
General Liability	12,302	1.2	—	0.0	—	0.0
Marine	1,220	0.1	—	0.0	—	0.0

Total U.S. Excess and Surplus Lines Insurance	48,243	4.5	—	0.0	—	0.0

Aggregate Property and Casualty	$776,325	72.0	$820,149	94.8	$971,016	77.9

Life and Annuity Reinsurance:
Annuity	$299,261	27.8	$41,059	4.8	$235,012	18.9
Health	29	0.0	340	0.0	32,657	2.6
Life	2,671	0.2	3,649	0.4	7,346	0.6

Total L&A Reinsurance	$301,961	28.0	$45,048	5.2	$275,015	22.1

Aggregate Property and Casualty, U.S. Excess and Surplus and Life and Annuity	$1,078,286	100.0%	$865,197	100.0%	$1,246,031	100.0%

Additional information about our business segments is set forth in Item 7—Management’s Discussion and Analysis and Note 19 to our audited consolidated financial statements included herein.

The majority of our clients are insurers, reinsurers and companies located in the United States. During the years ended December 31, 2007, 2006 and 2005, we derived approximately 55.0%, 64.0% and 65.2%, respectively, of gross premiums written from clients located in the United States. We also source business outside the United States, predominantly in Europe, which represented approximately 45.0%, 36.0% and 34.8% of gross premiums written for the years ended December 31, 2007, 2006 and 2005, respectively.

Description of Business

We are a Bermuda headquartered provider of specialty property and casualty insurance and reinsurance and a provider of life and annuity reinsurance with approximately $1,583.9 million in consolidated shareholders’ equity as of December 31, 2007. We believe we differentiate ourselves from our competitors by underwriting a number of specialized reinsurance and insurance products covering exposures in several areas of both markets and, to a lesser extent, by targeting superior risk-adjusted returns from our diversified investment portfolio.

We model our assets and liabilities on an integrated basis to better manage our insurance and reinsurance liability exposure, structure our investment portfolio and assess our overall risk. We believe that our diversified products and exposure base, together with our integrated risk management, provide us with flexibility in making decisions regarding our investments. We invest our assets in both a portfolio of high grade fixed maturity securities and an alternative investment portfolio.

In 2006, we decided to reduce our target allocation to alternative investments to approximately 20% of total invested assets. Our investment allocation to alternative investments was 20.7% at December 31, 2007 compared to 23.5% at December 31, 2006. We made net redemptions of $195.0 million from our alternative investments during the year ended December 31, 2007.

Property and Casualty Reinsurance

We offer excess of loss and quota share, also known as proportional or pro rata, products in the property and casualty reinsurance market. Generally, we participate on reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty and whereby the terms and conditions of the treaty are substantially the same for each reinsurer participating. Our balance between long-tail casualty business and short-tail property and aviation business has shifted in 2007 more towards property and aviation business than in 2006. Property and aviation business includes property, property catastrophe, marine and energy and aviation. Casualty business includes excess liability, medical malpractice, professional liability, and workers’ compensation. We also write whole account coverage, which provides coverage across a client’s multi-line portfolio of risk and may include both property and casualty business as described above. Our volume of casualty reinsurance decreased in 2007 largely as a result of the non-renewal of four contracts and the restructuring of two reinsurance contracts at renewal.

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

During the years ended December 31, 2007, 2006 and 2005, we wrote $255.9 million, $277.3 million and $431.9 million, respectively, or 74.2%, 65.5% and 70.1%, respectively, of property and casualty reinsurance gross premiums written on an excess of loss basis and $89.2 million, $146.3 million and $183.8 million, respectively, or 25.8%, 34.5% and 29.9%, respectively, of property and casualty reinsurance gross premiums written on a quota share basis.

Property and Casualty Insurance

We offer excess liability, professional lines, aviation and property insurance products, primarily to Fortune 1000 companies. Our excess liability products are excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. Our professional lines products include errors and omissions insurance, employment practices liability insurance and directors and officers insurance. Our insurance products are underwritten in Bermuda and Ireland.

We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland. For 2007, professional liability, excess liability, property and aviation accounted for 41.1%, 34.3%, 13.9% and 10.7% of insurance gross premiums written, respectively.

U.S. Excess and Surplus Lines Insurance

In 2007, we commenced operations in the United States writing excess and surplus lines insurance. Excess and surplus lines insurance is a segment of the U.S. insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines insurance market are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market has significant flexibility regarding insurance rate and form regulations, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our clients.

Our U.S.-based excess and surplus lines insurance platform uses wholesale brokerage and managing general agency, or contract binding, distribution channels to offer property and casualty risk classes. Our brokerage products include property catastrophe, property non-catastrophe, middle market property and inland marine insurance. Our contract binding products include property, casualty, inland marine, umbrella and general liability insurance. All our products are underwritten on an individual risk basis. A characteristic of this segment will be a higher volume of transactions with a lower average premium per transaction compared to our property and casualty reinsurance and insurance segments.

We began operations in the United States in April 2007 with offices in Richmond, Virginia, Atlanta, Georgia, San Francisco, California and Horsham, Pennsylvania. As of December 31, 2007, we were operating out of additional offices in Dallas, Texas and New York, New York. Currently, Max Specialty is licensed in Delaware and is approved to write business on a non-admitted basis in 46 other states.

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

Underwriting and Risk Management

We attempt to manage our underwriting exposures in both the property and casualty and life and annuity markets by diversifying across many underlying insureds with small policy limits per insured. Our largest underlying exposure in our property and casualty reinsurance segment in terms of existing loss reserves is workers’ compensation (including reinsurance written as such and workers’ compensation exposure embedded in other types of contracts such as whole account), which has attractive features of claims payments over many years and low statutorily defined cash payout amounts. Our largest underlying exposure in our property and casualty insurance segment in terms of existing loss reserves is professional liability. With respect to our life and annuity reinsurance products, we seek to reinsure blocks of business that have small underlying policy limits spread across a large population of insureds and to avoid high policy limit exposures.

The differential between premium volume and potential ultimate losses is smaller for our long-tail casualty business than for our short-tail property and aviation business. Short tail business represents approximately 38.7% of our property and casualty premium volume in the current year. Furthermore, our casualty business is less susceptible to the aggregation of losses from one or two major events. Our property and property catastrophe reinsurance business, aviation reinsurance business, marine reinsurance and marine and aviation insurance business is susceptible to large catastrophe events that may trigger losses to a number of our cedants. As a result, our short-tail property and aviation reinsurance and insurance business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We have established a corporate policy of limiting the maximum impact of a property or aviation catastrophe event or series of property or aviation catastrophe events to 25% of opening shareholders’ equity on an annual basis for a modeled 1 in 250 year event.

We seek to reduce the volatility arising out of the underlying risks assumed through our written business by setting and maintaining contractual features that may include overall aggregate limits on liabilities, sub-limits on liabilities and attachment points for liabilities. Additionally, we seek to manage our property catastrophe reinsurance aggregation risk by utilizing internally developed catastrophe models that are based upon the results of commercially available products such as Risk Management Solutions, Inc., or RMS, and AIR Worldwide Corporation, or AIR. Further protection against volatility and aggregation risk is obtained through the purchase of reinsurance as described under “Retrocessional and Balance Sheet Protections.”

We manage the duration and volatility of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification and we tailor our investment strategy accordingly. Because we now write predominantly traditional property and casualty insurance and reinsurance business, and as we have expanded our short-tail business, in 2006 we decided to decrease our target alternative investment allocation to represent approximately 20% of total invested assets, with the remaining invested assets allocated to cash and fixed maturities investments.

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

Due Diligence

We perform due diligence as we believe appropriate on transactions that we consider underwriting, and perform regular monitoring and periodic due diligence on the transactions that we complete. Generally, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third parties perform on-site client due diligence on our behalf and assist us in modeling transactions and provide legal advice on contract documentation.

Retrocessional and Balance Sheet Protections

As part of our underwriting process, we reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to another counterparty reinsurer or retrocessionaire all or part of the risk that we have assumed. However, these arrangements do not legally discharge our liability with respect to the obligations that we have insured or reinsured. Like many other insurance and reinsurance companies, we cede risks to reinsurers and retrocessionaires for one or more of the following reasons:

•	reduce net liability on individual risks;

•	protect against catastrophic losses;

•	stabilize financial ratios;

•	obtain additional underwriting capacity; and

•	enhance underwriting pricing margins.

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss contracts that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss contracts, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits. Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and on a whole portfolio basis as the need arises. Generally, we will utilize quota share reinsurance for our casualty business in order to allow us to provide increased capacity to our clients while still meeting our internally governed maximum net exposure thresholds. During the year ended December 31, 2007, the largest component of our ceded reinsurance has been for quota share treaty reinsurance, principally related to our insurance and U.S. excess and surplus lines insurance segments. Our underwriting policy is to retain a maximum net exposure of not more than 5% of our shareholders’ equity for any individual contract we write. For our property and aviation business, we purchase excess of loss reinsurance in order to reduce the volatility of our underwriting results. Our underwriting policy is to limit the maximum impact of a property or aviation catastrophe event or series of property or aviation catastrophe events to 25% of opening shareholders’ equity on an annual basis for a modeled 1 in 250 year event.

Credit Risk

Our reinsurance and retrocessional arrangements do not legally discharge our liability with respect to obligations that we have insured or reinsured. We remain liable with respect to the liabilities that we cede if a counterparty is unable to meet its obligations assumed under a reinsurance or retrocessional agreement. Accordingly, we evaluate and monitor the financial strength of each of our counterparties. Certain reinsurance and retrocessional agreements give us the right to receive additional collateral or to terminate the agreement in the event of deterioration in the financial strength of the counterparty.

In connection with our retrocessional arrangements, we prefer to cede risk on a funds withheld basis, which allows us to cede risk while retaining collateral to secure our retrocessionaire’s obligation. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest retrocessionaire and accounted for 20.4% of our losses recoverable at December 31, 2007. In 2004, Grand Central Re stopped writing new business and requested that A.M. Best Company withdraw its financial strength rating. Consequently, A.M. Best Company has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 107.5% of its loss recoverable obligations.

Our reinsurance programs for our property and casualty insurance risks are generally written on a funds transferred basis and therefore we have greater credit risk exposure. The aggregate amount due from reinsurers of our property and casualty insurance risks represents 67.8% of losses recoverable at December 31, 2007 and all of these reinsurers are presently rated “A-” or above by A.M. Best Company.

Loss and Benefit Reserves

In accordance with U.S. GAAP, we establish and carry as liabilities an actuarially determined amount of loss reserves. We use our own property and casualty and life and annuity actuaries as part of our loss reserving process. In addition, we engage outside independent actuaries to perform an annual review of our loss reserve estimates. These reserve amounts have been established to meet our estimated future obligations for losses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations.

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

In determining an initial reserve estimate, our actuaries utilize the underwriting information received when a transaction is negotiated. This data, when combined with our own experience on prior period or similar contracts helps us to select the appropriate actuarial methods and assumptions that we use to create an initial pricing and reserving model. Initial assumptions include estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors. We regularly evaluate and update our initial loss development and trending factor selections using client specific and industry data. We also subscribe to industry publications to enable us to keep current with the latest industry trends. During the underwriting process, the client’s data is analyzed by our underwriting teams to ascertain its quality and credibility. This process may include an underwriting audit and claims audit of a client’s operations as well as inquiry of the insured or ceding company as to the trends and methodologies utilized in arriving at their estimates. In cases where we find the data initially provided by the client is not sufficient, we will utilize industry data that we have collected from either third party sources or from our own historical submission database to enhance the quality of the reserve model that is created.

On a quarterly basis, we perform a detailed review of our contracts and of the actuarial method utilized in arriving at reserve estimates and the related reinsurance recoverables. This review is performed by our corporate actuarial group, which is staffed by a team of qualified actuaries, on a contract by contract basis for our reinsurance segment, and on a portfolio basis for our insurance and U.S. excess and surplus lines insurance segments. The quarterly review utilizes the initial submission information updated by current premium, loss and claims data reported to us. The newly reported loss information from our clients is the principal contributor to changes in our loss reserve estimates. As part of this process, our actuaries validate that the actuarial method applied continues to be appropriate to allow us to form a sound basis for projection of future liabilities. In addition, our reserve estimates are reviewed annually by outside actuaries in order to corroborate management’s estimates.

Marketing

We believe that diversity in our sources of business reduces the potential adverse effects arising from the termination of any one of our business relationships. Our marketing plan calls for the development of relationships with brokers and potential clients that we or brokers believe have a need for reinsurance or insurance, based on regulatory filings, industry knowledge and market trends. A significant volume of premium for the insurance and reinsurance industry is produced through a small number of large intermediaries and brokerage firms. We have relationships with multiple key personnel in these companies and therefore expect to maintain strong working relationships in the future.

During the years ended December 31, 2007, 2006 and 2005, brokered transactions accounted for the majority of our gross premiums written. Our top three independent producing intermediaries and brokerage firms for the year ended December 31, 2007 were Guy Carpenter, Aon Ltd. and Benfield. During the years ended December 31, 2007, 2006 and 2005, the top three independent producing intermediaries and brokerage firms accounted for 18%, 16% and 9%; 28%, 24% and 9%; and 33%, 23% and 8%, respectively, of gross premiums written. Potential credit risk associated with brokers and intermediaries is discussed in Item 1A—Risk Factors.

In addition, we attempt to capitalize on existing relationships with reinsurance and insurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

We seek to earn a superior risk-adjusted total return on our assets by engaging in an investment strategy that combines fixed maturities and alternative investments that employ strategies intended to manage investment risk. We diversify our portfolio to limit volatility and attempt to maintain adequate liquidity in our fixed maturities and alternative investments to fund operations and protect against losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The finance and investment committee of our board of directors approves and monitors performance of the managers of our fixed maturities investments and alternative investments. The finance and investment committee also periodically reviews our investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2007, the allocation of invested assets was 79.3% in cash and fixed maturities and 20.7% in alternative investments.

Aggregate Portfolio Results

The table below shows the annual total rate of return of our cash and fixed maturities portfolio, alternative investment portfolio and aggregate investment portfolio for the years ended December 31, 2007, 2006 and 2005 (1).

	Year Ended December 31,
	2007	2006	2005
Cash and Fixed Maturities Investments	5.11%	3.78%	3.83%
Alternative Investments—Max Diversified(2)	16.78%	6.30%	5.88%
Alternative Investments—Reinsurance Private Equity(2)	97.33%	31.64%	(43.00)%
Alternative Investments—Total	16.97%	6.96%	3.34%
Aggregate Portfolio(3)	10.38%	4.73%	3.66%

(1)	Annual total rate of return means the annual total rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

(2)	Max Diversified holds all of our alternative investments other than reinsurance private equity investment, which is held by Max Bermuda.

(3)	Consists of cash and fixed maturities and our alternative investments.

This annual total rate of return information for our investment portfolio should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2007, approximately 79.3% of our total investment portfolio was invested in cash and fixed maturities and was managed by General Re-New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management. Our fixed maturities investments comprise liquid, high quality securities. As of December 31, 2007, our fixed maturities investments had a dollar-weighted average rating of “AA1,” an average duration of approximately 4.6 years and an average book yield to maturity of 4.6%.

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

Our cash and fixed maturities investments provide liquidity for day-to-day operations. We believe that we will be able to satisfy our foreseeable cash needs from our cash and fixed maturities investments and we maintain significant cash and cash equivalent balances to reduce the likelihood of needing to sell fixed maturities investments before maturity. Accordingly, we believe that our cash and fixed maturities investment guidelines reduce the likelihood of having to liquidate any portion of the alternative investments to meet near term cash flow needs.

Additional information about our fixed maturities investments can be found in Notes 2 and 3 to our audited consolidated financial statements included herein.

Alternative Investments

Overview. Based on fair values at December 31, 2007, approximately 20.7% (Max Diversified—20.6% and reinsurance private equity—0.1%) of our investment portfolio was invested in alternative investments. Max Diversified holds all of our alternative investments other than a reinsurance private equity investment, which is held by Max Bermuda. Alstra Capital Management, LLC, an affiliate of one of our directors and which we refer to as Alstra, has served as fund advisor for Max Diversified since April 1, 2004. As of December 31, 2007, Max Diversified was invested in 35 underlying alternative investment funds representing the following investment strategies: Distressed Securities Investing, Diversified Arbitrage, Emerging Markets, Event Driven Arbitrage, Fixed Income Arbitrage, Global Macro, Long/Short Credit, Long/Short Equities and Opportunistic Investing. These strategies were selected because of their low correlation with the stock market, the bond market and each other. Our alternative investment guidelines also provide that Max Diversified may be invested in Commodities Trading, Convertible Arbitrage and Merger Arbitrage.

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

•	a minimum of 80% of our alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity; and

•	investments in any single underlying fund may not be made if it would cause the single underlying fund to exceed 5% of the value of our alternative investment portfolio.

Under the terms of our customer agreement and trading authorization contract with Alstra, Alstra may make discretionary investment determinations so long as those determinations comply with our alternative investment guidelines and are in underlying strategies approved by the finance and investment committee of the board of directors. Currently, Max Diversified pays Alstra a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of the funds in which Max Diversified had invested.

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

Fixed Income Arbitrage. Fixed income arbitrage funds seek to make returns by arbitraging fixed income securities. Principal trading activities include making arbitrage trades based on aberrations in the yield curve, credit spreads or between sectors in the fixed maturities market, such as between mortgage backed securities and asset backed securities.

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

Opportunistic Investing. Our principal opportunistic investment focuses on investing in distressed loan portfolios. These loans tend to be collateralized by real estate and are typically purchased for a small fraction of the original loan amount. This strategy involves analysis of the value of the real estate collateral underlying each loan. The fund then attempts to reach an agreement with the debtor under each of the individual loans to satisfy the indebtedness for an amount greater than the purchase price of the loan. Securities purchased pursuant to this strategy are normally private debt obligations for which there is no public market.

Reinsurance Private Equity. In addition to Max Diversified’s investments in alternative investment funds, Max Bermuda has a private equity investment in Grand Central Re, a reinsurance company.

Alternative Investment Portfolio. As of December 31, 2007 and 2006, our alternative investment portfolio was allocated as follows:

	As of December 31,
	2007		2006
	Fair Value	Percentage of Total Alternative Investment Portfolio	Fair Value	Percentage of Total Alternative Investment Portfolio
	(in thousands)		(in thousands)
Commodities trading	$—	0.0%	$27,858	2.6%
Distressed securities investing	168,050	15.8	210,633	19.8
Diversified arbitrage	161,870	15.2	169,226	15.9
Emerging markets	98,882	9.3	108,534	10.2
Event driven arbitrage	170,563	16.1	169,857	15.9
Fixed income arbitrage	32,265	3.0	25,748	2.4
Global macro	69,092	6.5	60,382	5.7
Long/short credit	51,512	4.9	81,023	7.6
Long/short equity (1)	269,959	25.4	180,605	16.9
Opportunistic investing	35,600	3.4	29,515	2.8

Total Max Diversified	1,057,793	99.6	1,063,381	99.8

Reinsurance private equity	3,941	0.4	2,493	0.2

Total alternative investment portfolio	$1,061,734	100.0%	$1,065,874	100.0%

(1)	Under our investment guidelines, no additional investment may be made in any single strategy if it would cause the strategy to exceed 25% of the value of our alternative investment portfolio. Because investment performance has increased the fair value of this strategy to greater than 25% of total alternative investments, this strategy remains in compliance with our investment guidelines.

Alternative Investment Portfolio Liquidity. We are able to liquidate our alternative investments held through Max Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which our alternative investments are invested require 30 days notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis.

In accordance with our investment guidelines, a minimum of 80% of our alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity. As of December 31, 2007, the liquidity profile of our alternative investments held through Max Diversified was as follows:

Monthly	22%
Quarterly	59%
Other	19%

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

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as Allied World Assurance Holdings, Ltd., AXIS Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. compete in many of our property and casualty markets. In the aftermath of the significant losses experienced by the insurance and reinsurance industry as a result of several hurricanes in the United States in 2005, a number of highly capitalized start-up companies entered the market. These competitors, which include Ariel Reinsurance Co. Ltd., Flagstone Reinsurance Limited and Validus Reinsurance Ltd., have been concentrating on the property market, an area that saw heavy competition in 2007. With the resulting increase in capacity there is increased competition for appropriately priced business in most types of business that we write. As a result, we expect downward pressure on premium volume as we maintain our underwriting discipline.

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. At December 31, 2007, we are rated “A-(excellent)” by A.M. Best Company, or A.M. Best, “A (strong)” by Fitch, Inc., or Fitch, and “A3” by Moody’s Investors Service, Inc., or Moody’s. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Capital.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. The senior notes were assigned a senior unsecured debt rating of “BBB-” by Standard & Poor’s Ratings Services, or S&P, “bbb-” by A.M. Best, “BBB+” by Fitch, and “Baa2” by Moody’s, and all with a stable outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

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

Regulation

Bermuda

The Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act, regulates the reinsurance and insurance business of Max Bermuda and the reinsurance and insurance management business of Max Managers. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Max Bermuda and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of Bermuda reinsurance and insurance companies. Max Bermuda is required to prepare annual statutory financial statements, file an annual statutory financial return and have its statutory reserves actuarially certified. In addition, Max Capital, Max Bermuda, Max Managers and Max Diversified are each required to comply with the provisions of the Companies Act 1981 of Bermuda, which we refer to as the Bermuda Companies Act, regulating, among other things, the payment of dividends and making of distributions from contributed surplus.

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

Under proposed amendments to the Bermuda Insurance Act, effective for the year ended December 31, 2008, Max Bermuda will be subject to risk-based capital requirements in addition to the existing minimum solvency and liquidity requirements. The risk-based capital model will determine a control threshold for statutory capital and surplus. If a company falls below the control level, various degrees of regulatory action may be taken by the Bermuda Monetary Authority. We expect that the control threshold will be higher than the current minimum statutory capital and surplus requirement for Max Bermuda.

Ireland and Switzerland

Our Irish operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the Irish Financial Services Regulatory Authority, or IFSRA. Max Insurance Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions and guidelines, and codes of conduct, issued by IFSRA (the Insurance Acts and Regulations).

Max Insurance Europe is required to maintain statutory reserves in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Max Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006 and rules made thereunder and insofar as relevant to reinsurance the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions, papers and guidelines and codes of conduct issued by IFSRA.

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

Max Insurance Europe and Max Re Europe, as of December 31, 2007, are entitled to do business on a “Freedom of Services” basis throughout the European Economic Area, or EEA. Because Switzerland is not a member country of the EEA, Max Insurance Europe has established an authorized branch in Switzerland. The Swiss branch is subject to regulation by the Swiss Federal Office of Private Insurance, or FOPI, pursuant to the new Swiss Insurance Supervision Law, which took effect on January 1, 2006, as well as the Supervision Ordinance promulgated thereunder, and guidelines and directives issued by the FOPI. The Swiss branch is required to maintain statutory reserves in Switzerland in regard to business written in Switzerland, and maintain a solvency margin pursuant to the FOPI directives. Assets constituting statutory reserves in Switzerland must comply with FOPI guidelines as to admissibility, diversification, localization and currency matching rules. The statutory reserves must be actuarially certified annually.

United States

Max Specialty is domiciled and licensed in Delaware as a property and casualty insurer and does not hold insurance certificates of authority in any other jurisdiction. Nevertheless, Max Specialty is listed or authorized as an eligible surplus lines insurer in 46 other U.S. states. Although Max Specialty is subject to regulation as an eligible surplus lines insurer by state insurance departments and under applicable state insurance laws in each jurisdiction in which it is listed or authorized, the principal insurance regulatory authority is the Delaware Department of Insurance.

We are also subject to regulation under the Delaware Insurance Holding Company Act. The Delaware Insurance Holding Company Act requires periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. Furthermore, no person, corporation or other entity is permitted to acquire control of Max Capital, Max USA or Max Specialty unless such person, corporation or entity has obtained the prior approval of the Delaware Insurance Commissioner. For purposes of the Delaware Insurance Holding Company Act, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company.

We may from time to time be subject to regulation under the insurance and insurance holding company statutes of one or more additional states.

Other Jurisdictions

We do not intend to conduct any activities that may constitute the transaction of the business of insurance in any jurisdiction in which we are not licensed or otherwise authorized to engage in such activities.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Max Bermuda is not licensed, accredited or approved in any jurisdiction other than Bermuda, in certain instances our reinsurance customers require Max Bermuda to provide a letter of credit or enter into other security arrangements.

Employees

As of December 31, 2007, we had 209 employees.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual General Meeting of Shareholders are made available, free of charge, on our web site, http://www.maxcapgroup.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, our Code of Business Conduct and Ethics is available on our web site.

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

Risks Related to Our Business

Our losses and benefits may exceed our loss and benefit reserves, which could significantly increase our liabilities and reduce our net income.

Our success depends on our ability to assess accurately the risks associated with the business that we insure and reinsure. If we fail to assess these risks accurately, or if events or circumstances cause our estimates to be incorrect, we may not establish appropriate premium rates and our reserves may be inadequate to cover our losses. If our actual claims experience is less favorable than our underlying assumptions, we will be required to increase our liabilities, which will reduce our net income.

As of December 31, 2007, we had loss and benefit reserves of $3,537.4 million. During the year ended December 31, 2007, we incurred loss and benefit expenses of $676.0 million. We periodically review and, where appropriate, adjust our loss and benefit reserves in the period in which this review occurs.

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

Our estimation of reserves is inherently less reliable than the reserve estimations of a reinsurance and insurance company with a greater volume of business and a more established loss history. Our actual losses and benefits may deviate, perhaps substantially, from the reserve estimates contained in our financial statements. In addition, although we conduct due diligence on the transactions that we underwrite in connection with our reinsurance business we are also dependent on the original underwriting decisions made by ceding companies. Specifically, we are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured by us and that the premiums ceded may not adequately compensate us for the risks that we assume.

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

The property and casualty reinsurance and insurance industry has historically been affected by cyclical trends. Demand for property and casualty reinsurance and insurance is influenced significantly by underwriting results of insurers and prevailing general economic and market conditions, all of which affect reinsurance and insurance premium rates and liability retention decisions of companies and insurers. The supply of property and casualty reinsurance and insurance is directly related to the levels of surplus available to support assumed business that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance and insurance industry, the frequency and severity of losses and prevailing general economic and market conditions. The cyclical trends in the property and casualty reinsurance and insurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including what our management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters such as catastrophic hurricanes, windstorms, tornadoes, earthquakes, floods and fires, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. Although we cannot predict with accuracy whether market conditions will remain constant, improve or deteriorate, we anticipate that market conditions will likely remain constant or deteriorate in 2008. Adverse market conditions may lead to a significant reduction in property and casualty premium rates, less favorable policy terms and/or less premium volume.

The nature of the life and annuity transactions we consider results in a limited number of transactions actually bound with potentially large variations in annual premium volume. We cannot predict how market conditions will develop or the magnitude of their effect on our life and annuity reinsurance business in the future.

Competitors may make it difficult for us to market our products effectively and offer our products at a profit.

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

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as Allied World Assurance Holdings, Ltd., AXIS Capital Holdings Limited, Arch Capital Group Ltd., Endurance Specialty Insurance Ltd. and Platinum Underwriters Reinsurance, Inc. compete in many of our property and casualty markets. In the aftermath of the significant losses experienced by the insurance and reinsurance industry as a result of several hurricanes in the United States in 2005, a number of highly capitalized start-up companies entered the market. These competitors, which include Ariel Reinsurance Ltd., Flagstone Reinsurance Limited and Validus Reinsurance Ltd., have been concentrating on the property market, an area in which we directly compete.

The property, property catastrophe, aviation and marine insurance and reinsurance that we offer may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

The property, property catastrophe, aviation and marine insurance and reinsurance that we offer may cause us to be vulnerable to losses from catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted.

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

Our financial strength ratings as of December 31, 2007 are “A-” (4th out of 14 categories) by A.M. Best, “A” (6th out of 21 categories) by Fitch, and “A3” (7th out of 21 categories) by Moody’s. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new reinsurance and insurance contracts and certain existing contracts may be terminated, which would significantly and negatively affect our ability to implement our business strategy successfully.

A limited number of reinsurance and insurance brokers and broker transactions account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business could have a material adverse effect on our business and results of operations.

A substantial portion of our reinsurance and insurance business is placed through brokered transactions, which involve a limited number of reinsurance and insurance brokers. During the years ended December 31, 2007, 2006 and 2005, the top three independent producing intermediaries and brokerage firms accounted for 18%, 16% and 9%; 28%, 24% and 9%; and 33%, 23% and 8%, respectively, of gross premiums written. Loss of all or a substantial portion of the brokered business provided through one or more of these brokers could have a material adverse effect on our business and results of operations.

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

Beginning in October 2004, the New York State Attorney General filed a series of suits against certain insurance brokers and insurance companies, not including the company or any of its affiliates, challenging the legality of certain practices , including some practices connected with Placement Services Agreements . In October 2007, the Connecticut Attorney General filed suit against an insurance broker alleging unrelated state antitrust violations. In addition to these actions, other regulatory authorities have launched parallel investigations. We are currently party to two lawsuits alleging broker misconduct, as more fully described in Item 3 – Legal Proceedings. While we do not believe that issues facing major producing brokers will have a material adverse effect on our business or financial condition, we cannot assure you that this will be the case.

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

The employment permits for our Chief Executive Officer and Chief Operating Officer expire in April 2010 and May 2009, respectively. The loss of the services of one or more of the members of our senior management or other key personnel, including as a result of our inability to renew the Bermudian work permit of such individual, or our inability to hire and retain other senior management and other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

Currency fluctuations could result in exchange losses and our failure to manage our multiple currency liabilities effectively could significantly and negatively impact our business.

We operate our business in multiple currencies. As of December 31, 2007, approximately 72.5% of our reinsurance and insurance reserves were denominated in U.S. dollars. We purchase fixed maturities denominated in the currencies of the relevant reinsurance and insurance liabilities to manage our multiple currency exposures. We continually monitor those assets and liabilities to reduce our exposure to currency risk. Mismatches in multiple currency assets and liabilities may give rise to currency losses and our business could be significantly and negatively affected.

Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

Our reinsurance operations are conducted by our companies licensed and operated in Bermuda and Ireland. Many jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted reinsurers, such as Max Bermuda and Max Re Europe, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance clients typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2007, we had three available letter of credit facilities totaling $720.0 million with an additional $200 million available subject to certain conditions. On that date, we had $388.8 million in letters of credit and a $50.0 million unsecured loan outstanding under these facilities. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

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

Worldwide terrorist attacks, threats of future terrorist attacks and the military initiatives and political unrest in certain geographic areas have all adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverage that we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. Our financial condition and results of operations could be negatively affected to the extent that we sustain reinsurance and insurance losses from terrorist attacks and similar risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such terrorist events until they occur, claims from terrorist events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted.

We are a holding company that depends on the ability of our subsidiaries to pay dividends.

Max Capital is a holding company and does not have any significant operations or assets other than its ownership of the shares of its subsidiaries. Dividends and other permitted distributions from our subsidiaries are our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance and reinsurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance and reinsurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders and/or meet our debt service obligations.

In addition, each of Max Bermuda’s credit facilities prohibits Max Bermuda from paying dividends at any time that there is a default under the particular facility, which will occur if Max Capital’s shareholders’ equity or Max Bermuda’s shareholders’ equity is less than a specified amount, as well as in certain other circumstances. Max Capital is party to one credit facility that imposes parallel restrictions on its ability to pay dividends.

Max Capital, Max Bermuda, Max Managers and Max Diversified. The payment of dividends and making of distributions by Max Capital, Max Bermuda, Max Managers and Max Diversified are limited under Bermuda law and regulations. Under the Bermuda Insurance Act, Max Bermuda must maintain specified minimum solvency levels and is prohibited from declaring or paying dividends that would result in noncompliance. Further, as a long-term insurer, Max Bermuda must maintain long-term business assets of a value at least $250,000 greater than its long-term business liabilities and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. Additionally, under the Bermuda Companies Act, each of Max Capital, Max Bermuda, Max Managers and Max Diversified may only declare or pay a dividend if, among other things, it has reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due.

Max Re Europe, Max Insurance Europe and Max Europe Holdings. Under Irish company law, each of Max Re Europe, Max Insurance Europe and Max Europe Holdings is permitted only to make distributions out of profits available for distribution. A company’s profits available for distribution are its accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Further, in general, under applicable insurance regulations, Max Insurance Europe may not enter into a material arrangement with a related company, including, but not limited to, paying a dividend, making a distribution, providing any form of guarantee or entering into a loan agreement, without pre-approving any such arrangement with the Irish Financial Services Regulatory Authority.

Ireland has already adopted regulations implementing the EU Reinsurance Directive and these regulations (the Irish European Communities (Reinsurance) Regulations, 2006) became fully applicable to Max Re Europe on December 10, 2007. These regulations, which are broadly in line with current European Union life and non-life insurance regulation, mean that Max Re Europe is subject to formal regulation, and prudential and financial supervision by the Irish Financial Services Regulatory Authority in a manner similar to Max Insurance Europe.

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

Consolidation in the insurance industry could adversely impact us.

Our ability to compete may be harmed if insurance industry participants consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

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

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.

Although our investment strategy for our fixed maturities portfolio requires all fixed maturity investments to have a minimum credit rating of BAA3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization, unexpected volatility or illiquidity in the financial markets could have significant adverse impact on the credit ratings of the fixed maturities investment we hold. Deterioration of credit ratings on our fixed maturities investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit in the financial markets, we may realize a significant loss.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history, or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in market value. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2007. We believe our exposure to sub-prime credit risk is limited, although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments.

Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.

Although we intend that up to 20% of our investment portfolio will be invested in alternative assets, our investment guidelines permit us to invest up to 50% of our investment portfolio in an alternative investment portfolio, which we principally invest through Max Diversified. Max Diversified invests in various investment funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. We invest the remainder of our alternative investment portfolio through Max Bermuda, which makes strategic investments in reinsurance companies. Although we believe that our investment portfolio assists us in maintaining low overall volatility, the risks associated with our alternative investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the alternative investment funds in which we invest impose limitations on the timing of withdrawals, we may be unable to withdraw our investment from a particular alternative investment fund on a timely basis. Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our ability to conduct business.

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

We have entered into an investment management agreement with General Re New England Asset Management, Inc., Conning Asset Management and Asset Allocation and Management to manage portions of our aggregate fixed maturities portfolio. We have also entered into a customer agreement and trading authorization contract with Alstra Capital Management, LLC, an affiliate of one of our directors and which we refer to as Alstra, to act as a fund of funds advisor for our alternative investment portfolio invested through Max Diversified. Additionally, each underlying alternative investment fund manager has discretionary authority over the portion of our underlying alternative investment portfolio that it manages. As a result, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers, and the investment managers of each underlying alternative investment fund, to select and manage appropriate investments. We cannot assure you that any or all of these investment managers will be successful in meeting our investment objectives, or that these investment managers will not terminate their respective agreements with our company. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct our business.

Our investment portfolios are managed by outside managers, therefore we cannot control individual trading activity.

Our investment managers are contractually obligated to follow our investment guidelines, including requiring consent before selling any fixed maturity securities. However, we cannot assure you as to how our assets will be allocated among different securities or as to our level of risk exposure. Further, while the securities in our fixed maturities portfolio are all investment grade, these securities are still subject to credit risk, interest rate risk and currency risk.

Members of our board of directors may have conflicts of interests.

Mr. Zack Bacon III, a member of our board of directors and its Finance and Investment Committee, is also a principal of Alstra. Given Alstra’s role as the fund advisor of Max Diversified, Mr. Bacon may have interests that are different from, or in addition to, the interests of our shareholders generally.

Risks Related to Regulation of Our Company

The regulatory systems under which we operate, and potential changes thereto, could have a material adverse effect on our business.

General. Our subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage or intend to engage in business, or we may only be able to do so at a significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to reinsurance and insurance companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in loss of revenue, fines or other sanctions to us. In addition, changes in laws or regulations to which our subsidiaries are subject could have a material adverse effect on our business.

Max Bermuda. Generally, Bermuda insurance statutes and regulations applicable to Max Bermuda are less restrictive than those that would be applicable to Max Bermuda if it was subject to the insurance laws of any state in the United States. In the past, there have been Congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future Max Bermuda became subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that we would be able to comply with these laws or that complying with these laws would not significantly and negatively affect our business or results of operations.

Max Specialty. Max Specialty is licensed in Delaware and is currently approved in 46 states and expects to eventually be able to conduct business in all 50 U.S. states. Our business is subject to varying degrees of regulation and supervision in each of these jurisdictions. The laws and regulations of the jurisdiction in which Max Specialty is domiciled require, among other things, that Max Specialty maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards and submit to periodic examinations of its financial condition. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of Max Specialty to write insurance policies, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds, not our creditors or shareholders. Compliance with insurance statutes and regulations or securing appropriate exemptions from these statutes and regulations may present challenges to Max Specialty. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on Max Specialty’s ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which Max Specialty conducts business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which Max Specialty is subject could have an adverse effect on its business. Moreover, the National Association of Insurance Commissioners, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as the state insurance regulators, regularly reexamine existing laws and regulations.

Other. We do not currently nor do we intend to maintain an office or to solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than where our activities would require us to be authorized or admitted as set forth above. However, we cannot assure you that insurance regulators in a jurisdiction in which we are not licensed will not review our activities or, that if there were such a review, that they would not be successful in claiming that we are subject to the licensing requirements of the particular jurisdiction. If we were to become subject to the laws and regulations of any other jurisdiction in the future, we may consider various alternatives to our operations, including:

•	modifying or restricting the manner in which we conduct our business in order to avoid being subject to, and the necessity of complying with, the laws and regulations; or

•	obtaining licenses to enable us to transact reinsurance or insurance in the particular jurisdiction.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities in both the United States and worldwide seem to be interested in the potential risks posed by the insurance and reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the insurance and reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners regularly reexamines existing laws and regulations.

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

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating company is domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the United States or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could adversely affect Bermuda’s position in respect of future regulatory initiatives, which could adversely impact us commercially.

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

Furthermore, the insurance laws of Delaware prevent any person from acquiring control of us, Max USA or Max Specialty, unless the person has filed a notification with the specified information with the Delaware Insurance Commissioner and has obtained his approval. Under the Delaware Insurance Holding Company Act, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Max Capital without the prior approval of the Delaware Insurance Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Delaware Insurance Commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove a change of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Max Capital may require prior notification in those that have adopted pre-acquisition notification laws.

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

•

the total voting power of any U.S. shareholder owning 9.5% or more of our common shares is automatically reduced to less than 9.5% of the total voting power of our capital stock, unless the reduction is otherwise waived by the unanimous consent of our board of directors; and

•

our directors may, in their absolute discretion, decline to register the transfer of any common shares if they believe that the transfer may expose us, any subsidiary, shareholder or client to adverse tax or regulatory treatment or if they believe that registration of the transfer under any federal or state securities law or under the laws of any other jurisdiction is required and the registration has not yet been effected.

A shareholder may be required to sell its shares of Max Capital.

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

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. Accordingly, we have been advised that there is doubt as to whether:

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

Risks Related to Taxation

Max Capital and its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

If Max Capital or any of our non-U.S. subsidiaries were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Max Capital nor any of our non-U.S. subsidiaries, with the exception of MCS Ireland and MCS BDA, will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Max Capital or any of our non-U.S. subsidiaries, with the exception of MCS Ireland and MCS BDA, are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Max Capital or any of our non-U.S. subsidiaries, with the exception of MCS Ireland and MCS BDA, is engaged in a trade or business in the United States. Any such income or branch profits tax could materially adversely affect our results of operations.

Even if Max Capital and our non-U.S. subsidiaries, with the exception of MCS Ireland and MCS BDA, are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits, and income (such as dividends and certain interest on investments) derived from sources within the United States. In addition, we will be subject to a U.S. excise tax that is imposed on reinsurance and insurance premiums received with respect to risks or insureds located in the United States.

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

Passive Foreign Investment Company. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a passive foreign investment company in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Currently, we do not believe that we maintain financial reserves in excess of the reasonable needs of our insurance business. If, because of a change in the business plan or for any other reason, we maintain excess financial reserves, we may be characterized as a passive foreign investment company. Although Max Capital’s insurance and reinsurance subsidiaries, which we refer to as the Insurance Subsidiaries, expect to engage predominantly in insurance activities that involve significant risk transfer and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, we could nonetheless be deemed to be a passive foreign investment company. We may be characterized as a passive foreign investment company if any Insurance Subsidiary engages in certain non-traditional insurance activities that do not involve sufficient transfer of risk or if any company maintains financial reserves in excess of the reasonable needs of its respective insurance business. In addition, there may be other circumstances that may cause us not to satisfy the exception for insurance companies. For example, the IRS may disagree with our interpretation of the current scope of the active insurance company exception and successfully challenge our position that we qualify for the exception. In addition, the IRS may issue regulatory or other guidance that applies on either a prospective or retroactive basis under which we may fail to qualify for the active insurance company exception. While we do not believe that we are or will be a passive foreign investment company, we cannot assure shareholders that the IRS or a court will concur that we are not a passive foreign investment company with respect to any given year. If we were treated as a passive foreign investment company, the availability of the mark to market election is uncertain for shareholders who are U.S. persons. This election may under certain circumstances mitigate the negative tax consequences of an investment in a passive foreign investment company.

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

Related Person Insurance Income. If any Insurance Subsidiary’s related person insurance income determined on a gross basis were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds and persons related to such insureds were directly or indirectly to own more than 20% of the voting power or value of such Insurance Subsidiary’s capital stock, then a U.S. person who owns our common shares directly or indirectly on the last day of the taxable year most likely would be required to include in income for U.S. federal income tax purposes the U.S. person’s pro-rata share of such Insurance Subsidiary’s related person insurance income for the taxable year, determined as if such related person insurance income were distributed proportionately to such U.S. person at that date. Related person insurance income is generally underwriting profits and related investment income attributable to insurance or reinsurance policies where the direct or indirect insureds are direct or indirect U.S. shareholders or are related to such direct or indirect U.S. shareholders. We do not expect any Insurance Subsidiary will knowingly enter into insurance or reinsurance agreements in which, in the aggregate, the direct or indirect insureds are, or are related to, owners of 20% or more of our common shares. Currently, we do not believe that the 20% gross insurance income threshold has been met. However, we cannot assure shareholders that this is or will continue to be the case. Consequently, we cannot assure shareholders that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

If a U.S. shareholder is treated as disposing of shares in a non-U.S. insurance corporation that has related person insurance income and in which U.S. persons own 25% or more of the voting power or value of the company’s capital stock, any gain from the disposition will generally be treated as dividend income to the extent of the U.S. shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. shareholder owned the shares. In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect U.S. shareholder. These rules should not apply to dispositions of our common shares because Max Capital is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure shareholders, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our common shares.

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

Under current Bermuda law, there is no income, corporate, profits, withholding, capital gains or capital transfer tax payable by Max Capital, Max Bermuda, Max Managers or Max Diversified. Each of these entities has obtained from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to any of these entities, their operations or their shares, debentures or other obligations, until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda taxes after March 28, 2016. Our business and results of operations would be materially and adversely affected if we were to become subject to taxes in Bermuda.

The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, November 2005 and September 2006 via a “Global Forum,” Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Proposed U.S. Tax Legislation Could Adversely Affect U.S. Shareholders.

Under current U.S. law, non-corporate U.S. holders of our common shares generally are taxed on dividends at a capital gains tax rate rather than ordinary income tax rates. Currently, there is proposed legislation before both Houses of Congress that would exclude shareholders of foreign corporations from this advantageous income tax treatment unless the stock of such corporation is readily tradable on an established securities market in the United States and the corporation is organized or created under the laws of a country that has a “comprehensive income tax system” that the U.S. Secretary of the Treasury determines is satisfactory for this purpose. Max Capital would likely not satisfy this test and, accordingly, if this legislation became law, individual U.S. shareholders would no longer qualify for the capital gains tax rate on the Company’s dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments regarding our current or periodic reports.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Annual total rate of return	Annual total rate of return is calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case Reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance).

Combined Ratio	The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses by net premiums earned. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Contract Binding	A term to describe a distribution channel for writing insurance using a network of appointed wholesale general agents. The agents have binding authority for the insurer which allows them to quote and bind policies on behalf of the insurer.

Excess and surplus lines insurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual or difficult to place in conventional markets due to a shortage of capacity.

Annualized five year return	Annualized five year return is calculated by compounding the 60 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100 and divided by 5.

Incurred but not reported, or IBNR	Incurred but not reported reserves, which include reserves for the following: • Pure incurred but not reported claims; • Future development on known claims.

Loss ratio	The loss ratio is calculated by dividing losses by net premiums earned.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Net operating income	Net income excluding after-tax realized gains or losses on sales of fixed maturities. We believe this non- GAAP measure provides a better indication of management performance as realized gains and losses on fixed maturities may fluctuate from period to period.

Net operating return on average shareholders’equity	Net operating return on average shareholders’ equity is calculated by dividing the net operating income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how the Company has performed in terms of wealth generated for our shareholders.

Non-admitted carrier	A non-admitted carrier is not licensed by the state, but is allowed to do business in that state. Non-admitted carriers are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without time constraints and financial costs associated with the filing process.

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing the net income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how the Company has performed in terms of wealth generated for our shareholders.

Total return	See Annual total rate of return.

ITEM 2.	PROPERTIES

We lease office space in Hamilton, Bermuda and Dublin, Ireland for use by our existing property and casualty and life and annuity segments, although the life and annuity segment primarily works from our Bermuda office. Max USA has leased office space in the following states for our U.S.-based excess and surplus lines activities:

•	Richmond, Virginia;

•	Atlanta, Georgia;

•	San Francisco, California;

•	Horsham, Pennsylvania;

•	Dallas, Texas, and

•	New York, New York.

We lease office space on a long-term basis, which we believe will be adequate for anticipated future operations.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

SEC Inquiry. We previously disclosed that we had received a subpoena from the SEC in October 2006 relating to the SEC’s industry-wide investigations into non-traditional, or loss mitigation, (re)insurance products, our business practice review and our determination to restate our financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the quarters ended March 31, 2006 and June 30, 2006. On December 18, 2007, we received a letter from the SEC’s Division of Enforcement stating that it completed its investigation and does not intend to recommend any enforcement action against us.

Other Actions. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with about 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases, was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants as the violators of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The defendants have asked the Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of New Jersey for pretrial proceedings, and the plaintiffs have consented to that transfer. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our audited consolidated financial statements as of December 31, 2007.

While any proceeding contains an element of uncertainty, we currently do not believe that the ultimate outcome of all outstanding litigation, arbitrations and inquiries will have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(A) Market Information

Our common shares began trading on the Nasdaq National Market on August 14, 2001 under the symbol MXRE. Effective May 7, 2007, Max Capital’s symbol was changed to MXGL. Prior to August 14, 2001, there was no trading market for Max Capital common shares. The following table sets forth for the periods indicated the high and low reported sale price of our common shares on the Nasdaq Global Select Market.

	2007		2006
	High	Low	High	Low
First Quarter	$25.90	$23.59	$26.74	$21.35
Second Quarter	$29.24	$25.07	$25.76	$21.65
Third Quarter	$29.05	$23.25	$24.37	$21.23
Fourth Quarter	$30.14	$25.49	$25.00	$22.16

Our common shares began trading on the Bermuda Stock Exchange, BSX, under the symbol MXRE BH on December 17, 2001. On May 7, 2007, the symbol was changed to MXGL:BH. The last day a closing price was reported by the BSX was $15.50 on December 18, 2001.

(B) Holders

As of January 31, 2008, the number of holders of record of our common shares was 159.

(C) Dividends

We have paid a quarterly cash dividend of $0.09 per common share ($0.36 annually) since the second quarter of 2007. From the third quarter of 2006 through the second quarter of 2007, we paid a quarterly cash dividend of $0.07 per common share ($0.28 annually). For the first and second quarters of 2006, we paid a quarterly cash dividend of $0.05 per common share ($0.20 annually). For our cash dividends per common share on an annual basis see Item 6 – Selected Financial Data. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Max Capital’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. Max Bermuda is subject to Bermuda regulatory constraints that affect its ability to pay dividends to Max Capital. Under the Bermuda Insurance Act, Max Bermuda must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. Max Bermuda must maintain a minimum solvency margin and minimum liquidity ratio in relation to its property and casualty business and maintain a further $250,000 in relation to its long-term business in order to declare or pay dividends under the Bermuda Insurance Act. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

Under the Bermuda Companies Act, each of Max Capital, Max Bermuda, Max Managers and Max Diversified may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due. Under the Irish Insurance Acts and regulations, each of Max Europe Holdings, Max Re Europe and Max Insurance Europe may only declare a dividend if, among other matters, such payment would not reduce its regulatory capital below the required minimum as required by law and regulatory practice. Max USA, as a Delaware corporation, may not declare and pay dividends on its capital if the amount paid exceeds an amount equal to the surplus which represents the excess of Max USA’s net assets over paid-in-capital or, if there is no surplus, Max USA’s net profits for the current and/or immediately preceding fiscal year. In addition, under applicable Delaware case law, dividends may not be paid on Max USA’s capital stock if it becomes insolvent or the payment of the dividend will render it insolvent. To the extent Max USA were to pay dividends and is deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends. Accordingly, we cannot assure shareholders that we will declare or pay dividends in the future.

In addition, each of Max Bermuda’s three letter of credit facilities prohibits Max Bermuda from paying dividends at any time that it is in default under the respective facility, which will occur if Max Capital’s shareholders’ equity or Max Bermuda’s shareholders’ equity is less than a specified amount as well as in certain other circumstances. Max Capital is party to one credit facility that imposes parallel restrictions on its ability to pay dividends.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Item 5(D) is set forth under Item 12.

(E) Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from December 31, 2001 through December 31, 2007 against the Total Return Index for the S &P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on December 31, 2001 in the stock of Max Capital, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,078.3	$865.2	$1,246.0	$1,043.6	$1,009.8
Net premiums earned	817.9	665.0	1,053.5	899.9	714.5
Net investment income	188.2	150.0	106.8	82.8	60.1
Net gains on alternative investments	186.7	84.8	39.9	81.6	124.0
Net income before minority interest (1)	303.2	216.9	9.5	141.8	137.9
Fixed maturities and cash	4,060.9	3,470.0	2,996.9	2,395.2	1,805.9
Alternative investments	1,061.7	1,065.9	1,230.9	1,119.0	831.4
Total assets	6,537.2	5,849.0	5,305.2	4,319.4	3,452.6
Shareholders’ equity	1,583.9	1,390.1	1,185.7	902.7	762.9
Book value per share	27.54	23.06	20.16	19.70	16.88
Diluted earnings per share	4.75	3.43	0.18	2.92	3.00
Cash dividends per share	0.32	0.24	0.18	0.12	0.09
Return on average shareholders’ equity	20.4%	16.8%	0.9%	17.0%	19.1%

(1)	On July 30, 2003, the holders of Max Bermuda non-voting common shares and warrants to acquire Max Bermuda non-voting common shares exchanged such shares and warrants for Max Capital common shares and warrants to acquire Max Capital common shares. The result of this exchange was the elimination of minority interest and an increase in shareholders’ equity of equal amounts as of the date of the exchange.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006 and for the year ended December 31, 2006 compared to the year ended December 31, 2005, and also a discussion of our financial condition as of December 31, 2007. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report on Form 10-K.

Overview

We are a global provider of specialty property and casualty insurance and reinsurance products, with underwriting operations based in Bermuda, Ireland and the United States. We underwrite a diversified portfolio of risks that encompass long-tail business, including but not limited to excess liability, professional liability and workers compensation risks, as well as short-tail property, property catastrophe and aviation risks. We also provide life and annuity reinsurance when opportunities arise.

In continuation of our long-term strategic initiative to build our franchise, we acquired Max Specialty in April 2007 and expanded into the excess and surplus lines business in the United States. This segment operates across three divisions, brokerage, contract binding and marine, offering property, ocean cargo, inland marine, casualty, general liability and umbrella insurance products. We believe our platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products as we target these niche markets.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that as of December 31, 2007 employed nine strategies invested in 35 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair values at December 31, 2007, the allocation of invested assets was 79.3% in cash and fixed maturities and 20.7% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At December 31, 2007, Max Bermuda had $1,659.1 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiary, Max Specialty. We hold all of our alternative investments in Max Diversified, other than our reinsurance private equity investment in Grand Central Re, which is held by Max Bermuda. During the fourth quarter of 2007, we began implementation of our global service companies initiative whereby we seek to improve the efficiency of certain corporate services across the group. Pursuant to this initiative, we formed MCS Ireland and its two subsidiaries, MCS USA and MCS BDA, to house those internal support services that will be provided across the group.

Executive Summary

Favorable underwriting results in our mature segments, continued diversification into new markets and new underwriting channels, as well as strong investment returns in the midst of unpredictable and volatile financial markets were the key components of our net income of $303.2 million for the year ended December 31, 2007. We believe that continuing to build on our complimentary underwriting platforms and capitalizing on our diversified investment strategy allowed us to realize the most successful financial performance in our history.

Our underwriting results for the year ended December 31, 2007 reflect a mixture of the results of adherence to our underwriting standards, favorable loss development and expansion into new product lines where we foresee growth opportunities. Losses, and large loss events, in particular, have for the most part been lower than expected for the second consecutive year.

Gross premiums written in our property and casualty segments for the year ended December 31, 2007 decreased 5.3% to $776.3 million compared to the same period in 2006. We expect the softening property and casualty market to continue in many of our product lines and we intend to continue to focus on adherence to our underwriting standards and diversification. As of December 31, 2007, our mix of gross premiums written between property and casualty reinsurance and insurance remained fairly evenly balanced, with insurance and U.S. excess and surplus lines insurance representing 55.5% of our total property and casualty gross premiums written as of December 31, 2007, up slightly from 48.3% for the same period in 2006. We continue to emphasize long-tail casualty lines in our property and casualty reinsurance and insurance segments, with professional liability and excess liability being our first and third largest exposures accounting for 24.6% and 19.1%, respectively, of gross premiums written for the year ended December 31, 2007. Our U.S. excess and surplus lines insurance platform, which commenced in April 2007, continued to grow with gross premiums written of $48.2 million for the year ended December 31, 2007, with 55.0% of this premium being written in the fourth quarter of 2007. We expect this platform will provide opportunities for growth in 2008 in the niche markets we are currently targeting.

Our combined property and casualty segments produced an aggregate combined ratio for the year ended December 31, 2007 of 88.2%, with combined net income of $179.3 million. We establish reserves for losses and loss expenses using a combination of loss reserving techniques, actuarial methods and management judgment. Reserves for losses and loss expenses are reviewed regularly to reflect new information that we receive. We conduct regular quarterly internal reviews of loss reserves and, in addition, the adequacy of our loss reserves is reviewed annually, during the fourth quarter of the year, by independent actuaries whose recommendations are a significant component of management’s estimation process. As a result of our internal reserve reviews, for the year ended December 31, 2007, we recorded $48.5 million of favorable development on prior period net loss reserves in our property and casualty segments. We also benefited from a $15.2 million release of net loss reserves resulting from an agreement to settle a large block of prior period loss reserves in our property and casualty reinsurance segment for less than originally estimated.

Our internal reserve review included a review of the exposures in our insurance and reinsurance businesses to losses stemming from the sub-prime mortgage sector. We conservatively estimate our net losses as of December 31, 2007 to be approximately $10.0 and $8.0 million in our insurance and reinsurance businesses, respectively. These estimates were within our original loss estimates for those lines and no additional reserves were recorded for sub-prime losses during the year ended December 31, 2007. We believe that any future development will not have a material impact on net income due to the reinsurance and retrocessional protection in place for these risks.

Our life and annuity reinsurance segment produced gross premiums written of $302.0 million for the year ended December 31, 2007 compared to $45.0 million for the same period in 2006. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in annual premium volume. Of the gross premiums written during 2007, $91.4 million was the result of underwriting additional closed blocks of annuities for existing clients. We believe our strong relationships with our existing clients provided the opportunity to underwrite these additional transactions.

We manage our exposure to underwriting volatility by carefully selecting line sizes of business assumed, diversifying our underlying exposures and purchasing reinsurance and retrocessional protection. We believe our retrocessional protection is a key component of our diversified strategy and will result in lower volatility in years with losses significantly higher or lower than expected.

For the year ended December 31, 2007, our cash, fixed maturities and alternative investments collectively increased by $586.7 million, or 12.9%, due to positive operating cashflow and a 10.38% total investment return. We believe our 3.2 to 1 ratio of invested assets to shareholders’ equity and our overall investment strategy enhances the return potential for our shareholders.

We believe our fixed maturities investment portfolio has limited exposure to the sub-prime loan market and we have not recognized any losses in income related to sub-prime credit or liquidity issues. At December 31, 2007, our fixed maturities securities with exposure to sub-prime borrowers total $54.2 million in fair value, or 1.5% of total fixed maturities, and $58.0 million in amortized cost, for a net unrealized loss of $3.8 million. By fair value, 90.0% of these securities are AAA-rated with the remainder AA-rated. All have significant levels of subordination coverage available to absorb future credit losses. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers and we will make adjustments to the investment portfolio as necessary.

We are pleased with the performance of our alternative investments, which provided an investment rate of return of 16.97% and net gains of $186.7 million for the year ended December 31, 2007. Our rolling 60-month annualized rate of return at December 31, 2007 was 10.28%. The alternative investment strategies that principally contributed to the gains for the year ended December 31, 2007 were the long/short equity and event driven arbitrage strategies, which are the two largest allocations of our alternative investments at 25.4% and 16.1%, respectively. Certain of our underlying funds in the alternative investment portfolio have traded sub-prime securities, both long and short positions. This activity was a meaningful contributor to the returns made in 2007. Our alternative investment strategies are selected because of their low correlation with the stock market, the bond market and each other. Our alternative investment portfolio continued to achieve consistently positive returns with volatility similar to an investment-grade quality fixed maturities portfolio.

Our investment allocation to alternative investments was 20.7% at December 31, 2007 compared to 23.5% at December 31, 2006. We made net redemptions of $195.0 million from our alternative investments during the year ended December 31, 2007 as part of our investment objective to reduce our target allocation to alternative investments to approximately 20% of our total invested assets.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 20.7% for the year ended December 31, 2007. Book value per common share increased 19.4%, from $23.06 at December 31, 2006 to $27.54 at December 31, 2007. Our shareholders’ equity as of December 31, 2007 has increased by $193.8 million, or 13.9%, since December 31, 2006. This growth is net of the effect of our share repurchase program, under which we have spent $114.4 million to repurchase 4,289,251 shares in the year ended December 31, 2007. At December 31, 2007, the remaining authorization under our share repurchase program was $75.3 million and we believe our share price remains attractive for repurchasing at recent valuations. Subsequent to December 31, 2007, we commenced with an accelerated share repurchase program under which we committed to repurchase $50.0 million of shares, and the Board of Directors approved an increase in the repurchase program. Following the increase on February 12, 2008, the amount available under the Board-approved share repurchase program was $100.0 million. In addition, on February 8, 2008 we repurchased 1,031,178 shares issued upon the exercise of warrants by an original shareholder. The repurchase amount for these shares was $29.7 million. We believe our active capital management provides us with the flexibility to pursue growth opportunities and assist us in maximizing returns to our shareholders.

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

Interest expense principally reflects interest on our bank loans at a rate based on LIBOR plus a spread and interest on our senior notes. In addition, interest expense also includes the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest expense on funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. Finally, interest expense also includes interest on deposit contracts.

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

Property and casualty insurance and U.S. excess and surplus lines insurance revenue recognition

Our property and casualty insurance and U.S. excess and surplus lines insurance premiums are recorded at the inception of each contract, based upon contract terms. For property and casualty insurance and U.S. excess and surplus lines insurance, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium if there are changes in underlying exposures insured. Premiums are earned on a pro rata basis over the coverage period.

Property and casualty reinsurance revenue recognition

Our property and casualty reinsurance premiums are recorded at the inception of each contract, based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium when notified if there are changes in underlying exposures insured. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally account for such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The net adjustments to gross premiums written as a result of changes in premium estimates for the years ended December 31, 2007 and 2006 were not material.

Additional Premiums

Certain contracts that we write are retrospectively rated and we are entitled to additional premium should losses exceed pre-determined, contractual thresholds. These additional premiums are based upon contractual terms and the only element of management judgment involved is with respect to the estimate of the amount of losses that we expect to be ceded to us. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the policy period. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Additional premiums assumed and ceded, related additional acquisition costs, related net losses and the net impact on operating results for each of the three years to December 31, 2007 are as follows:

	2007	2006	2005
	(000’s)	(000’s)	(000’s)
Additional premiums assumed	$(6,404)	$16,707	$196,532
Additional premiums ceded	960	(2,506)	(29,480)
Additional acquisition costs	(43)	(2,838)	(4,942)
Net losses	13,201	—	(179,855)
Net operating result	$7,714	$11,363	$(17,745)

For each of the years ended December 31, 2007, 2006 and 2005, additional premiums relate to contracts where the coverage period had expired. Therefore, these additional premiums, representing revisions to our initial estimate of ultimate premiums as a result of changes in the estimate of loss reserves, were fully earned since the exposure period has ended.

Reinstatement Premiums

Certain of the contracts we write, particularly the property and property catastrophe reinsurance risks, provide for reinstatements of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured and principally relate to our property catastrophe reinsurance contracts. The purpose of optional and required reinstatements is to permit the insured / reinsured to reinstate the insurance coverage at a pre-determined price level once a loss event has penetrated the insured layer. In addition, required reinstatement premiums permit the insurer / reinsurer to obtain additional premiums to cover the additional loss limits provided.

We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro rata basis over the coverage period. Reinstatement premiums assumed and ceded for each of the three years to December 31, 2007 are not material to our financial results.

Life and annuity reinsurance premium

Our life and annuity reinsurance premiums are recorded at the inception of the contract based on actual premiums received and are fully earned at that time. We may periodically receive additional premiums which are recorded and earned when received. Additional premium receipts are generally small.

Premiums receivable

For quota share or proportional contracts, we are entitled to receive premium as the ceding client collects the premium under contractual reporting and payment terms, which are usually quarterly. Premiums are usually collected over a two year period on our quota share or proportional contracts. For excess of loss contracts, premium is generally paid in contractually stipulated installments with payment terms ranging from payment at the inception of the contract to four quarterly payments. As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premium receivable asset on our balance sheet. We actively monitor our premium receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. We also seek to include a right of offset in the contract terms. Since commencing our operations, we have not written off any premiums receivable and, currently, no material premiums receivable are significantly beyond their due dates or in dispute.

Losses and benefits

Under GAAP, we are not permitted to establish loss reserves until the occurrence of an event that may give rise to a loss. Once such an event occurs, we establish reserves based upon loss reports from insureds and estimates of total losses incurred by the ceding client as a result of the event and our estimate of the portion of such loss we cover. As a result, only loss reserves applicable to losses incurred up to the reporting date and an allowance for the future emergence of losses that have already occurred may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses.

In estimating reserves we, consistent with industry practice, utilize a variety of standard actuarial methods together with management judgment. The loss reserve selection from these various methods is based on the loss development characteristics of the specific line of business and specific contracts which take into consideration coverage terms, type of business, maturity of loss data, reported claims and paid claims. We do not necessarily utilize the same actuarial method or group of actuarial methods for all contracts within a line of business or segment, as variations between contracts result in a number of different methods or groups of methods being appropriate. These actuarial methods have been designed to address the lag in loss reporting in the insurance business as well as the delay in obtaining information that would allow us to more accurately estimate future payments. Reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts and more pronounced in casualty business, which generally has a longer claims pay-out period (long claim-tail), than property business, which generally has a shorter claims pay-out period (short claim-tail). On casualty reinsurance transactions the reporting lag will generally be 60-90 days after the end of a reporting period, but can be longer than this in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the problems caused by reporting lags and claims tails. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data. The principal actuarial methods we use to perform our quarterly loss reserve analysis may include:

Expected Loss Ratio Method. To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical client data, frequency-severity and rate level forecasts and professional judgment. We use this method for lines of business and contracts where there are no historical losses or where past loss experience is not sufficient.

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

Bornheutter-Ferguson Paid Loss Method. The Bornheutter-Ferguson paid loss method is a combination of the paid loss development method and the expected loss ratio method. The amount of losses yet to be paid is based upon the expected loss ratios. These expected loss ratios are modified to the extent paid losses to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. This method will react slowly if actual paid loss experience develops differently than historical paid loss experience because of major changes in rate levels, retentions or deductibles, the forms and conditions of coverage, the types of risks covered or a variety of other factors.

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

Although these actuarial methods for establishing reserves have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuation. Newly reported loss information from our clients or insureds is the principal contributor to changes in our loss reserve estimates. The selection of appropriate actuarial methods to establish reserves may change over time as the underlying loss information becomes more seasoned. Additional discussion of the reserving practices by business segment is included below.

Losses and benefits, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses (including loss adjustment expenses) represent the accumulation of:

•	case reserves, which are reserves established for individual claims (and as reported by our cedants in the case of reinsurance);

•	incurred but not reported reserves (which we refer to as IBNR), which include reserves for the following:

•	Pure incurred but not reported claims;

•	Future development on known claims.

The table below breaks our reserves as of December 31, 2007 into these components by segment.

In millions of U.S. Dollars	Property and casualty reinsurance	Property and casualty insurance	Excess and surplus insurance	Life and annuity reinsurance
Case reserves	$454.4	$161.2	$12.6	$1,203.9
IBNR	987.6	705.6	12.5	—

Total	$1,442.0	$866.8	$25.1	$1,203.9

During 2007, several large reinsurance contracts were commuted that resulted in a significant reduction to case reserves. In addition, many of the losses associated with the 2005 hurricanes were paid in 2007, which also decreased case reserves. As a result, our property and casualty reserves are approximately $300 million lower as of December 31, 2007 when compared to December 31, 2006 reserves.

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

Development of our prior period incurred losses for each of the three years ended December 31, 2007 is reported in Note 6 – “Property and casualty losses and loss adjustment expenses” to our consolidated financial statements on page F-15. After adjusting 2005 prior period incurred losses for contractual additional premiums received related to the recording of losses on two contracts, our development of prior period loss reserves has been less than 3.5% in each of the three years ending December 31, 2007 and an average of 3.3% over the past six years. Based on this experience, we currently believe it reasonably likely that loss reserves could change 3.5% from currently reported amounts. This change could be higher or lower depending on our client reported data and potential future commutation of reserves. As at December 31, 2007, we estimate that a 3.5% change in loss reserves would impact our net income and shareholders’ equity by $81.7 million. Depending on whether the reasonably likely adjustments to loss reserves are on contracts ceded to one of our various reinsurance arrangements, there may also be a partially offsetting change in the losses recoverable, net income and shareholders’ equity.

Property and Casualty Reinsurance Loss Reserve Process

Our property and casualty reinsurance loss reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a contract-by-contract basis and are computed on an undiscounted basis. The majority of our reinsurance property and casualty reserves are related to casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer we reinsure. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property reinsurance loss reserves are established on a contract-by-contract basis, based on expected loss ratios, losses reported by clients and our assessment of potential losses from catastrophe events, which are initially based on catastrophe model aggregate assessments and location specific assessments when available. Loss estimates are subsequently refined based on broker advices and client notifications.

We establish and review our property and casualty reinsurance loss reserves on a quarterly basis. The process for establishing our property and casualty reinsurance loss reserves is based upon internally generated actuarial analysis of loss data provided by clients. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty reinsurance losses and loss expenses, together with management judgment. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement our own data in selecting development factors in areas where our own data or the clients’ data is limited.

As a reinsurer, we rely on loss data reported by our clients when calculating our reserves. The quality of the loss data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by our actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claim audits and inquiries about the methods of establishing case reserves or reserves associated with large industry events. There is often a time lag between our clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. On casualty reinsurance transactions, the reporting lag will generally be 60-90 days after the end of a reporting period, but can be longer than this in some cases. Appropriate selection of loss development and trending techniques is used to mitigate these problems. We utilize the latest information received from our clients and work to ensure that the loss data is current. However, due to the varying quality of data from our reinsureds and the inherent reporting delays, our property and casualty reinsurance reserves will have more uncertainty than our property and casualty insurance reserves, where we receive loss information directly from our insureds.

Mitigating the uncertainty inherent in the reserves of our property and casualty reinsurance portfolio is the fact that a large portion of our recorded reinsurance reserves are attributable to contracts that are booked at contractual aggregate limits. As of December 31, 2007 and December 31, 2006 approximately 33% and 42%, respectively, of the total property and casualty reinsurance reserves are on contracts that are recorded at contractual aggregate limits.

When determining reserves, we also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we revise our property and casualty reinsurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined. The table below breaks our property and casualty reinsurance reserves as of December 31, 2007 and 2006 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2007	December 31, 2006
Casualty	$1,274.1	$1,529.7
Property	167.9	172.5

Total	$1,442.0	$1,702.2

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

We establish and review our property and casualty insurance loss reserves on a quarterly basis. The process for adjusting our property and casualty insurance loss reserves is based upon loss reports received from clients, which are input into actuarial models. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses, together with management judgment. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the insureds’ data is limited. The table below breaks our insurance reserves as of December 31, 2007 and 2006 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2007	December 31, 2006
Casualty	$787.4	$576.6
Property	79.4	56.3

Total	$866.8	$632.9

U.S. Excess and Surplus Lines Insurance Loss Reserve Process

On a gross basis, the majority of the U.S. excess and surplus lines insurance business we have written is property business. On a net of reinsurance basis, the earned premium is approximately equally split between property and casualty. Our U.S. excess and surplus lines insurance property loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, both allocated and unallocated, are compiled on a portfolio basis and are computed on an undiscounted basis.

We determine our IBNR reserves by first projecting the ultimate expected losses by product within each line of business. We then subtract paid losses and reported loss reserves from the ultimate loss reserves. The remainder is our incurred but not reported reserves. The level of IBNR reserves in relation to total reserves depends upon the characteristics of the particular line of business, particularly with respect to the speed by which losses are reported and outstanding loss reserves are adjusted. Lines for which losses are reported quickly will have a lower percentage of IBNR reserves than lines for which losses are reported more slowly, and lines for which reserve volatility is low will have a lower percentage of IBNR reserves than higher volatility lines.

The reserves for reported losses related to our U.S. excess and surplus lines insurance business are initially set by our claims personnel or independent claims adjusters we retain. The loss reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available.

We establish and review our property and casualty U.S. excess and surplus lines insurance IBNR loss and loss expense reserves on a quarterly basis. We use a variety of actuarial techniques and methods in estimating our ultimate liability for excess and surplus lines insurance losses and loss expenses, together with management judgment. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods. Industry loss experience is also used to supplement our own data in selecting loss reporting and payment patterns and expected loss ratios. The table below breaks our U.S. excess and surplus lines insurance reserves as of December 31, 2007 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2007
Casualty	$18.7
Property	6.4

Total	$25.1

Disputes

In connection with our ongoing analysis of our property and casualty insurance and reinsurance and U.S. excess and surplus lines insurance loss reserves, we review loss notifications and reports received from our clients to confirm that submitted claims are covered under the contract terms. Disputes with clients arise in the ordinary course of business due to coverage issues such as classes of business covered and interpretation of contract wording. We typically resolve any disputes through negotiations that could vary from a simple exchange of email correspondence to arbitration with a panel of experts. Our contracts generally provide for dispute resolution through arbitration. We are not currently involved in any coverage disputes that would, individually or in the aggregate, be material to us.

Property and Casualty Loss Reserve Development

The following table presents the development of balance sheet property and casualty loss reserves calculated in accordance with GAAP, as of December 31, 2000 through December 31, 2007. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance.” The “gross cumulative redundancy (deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	2000	2001	2002	2003	2004	2005	2006		2007
		(1)	(1)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099	$2,006,032	$2,335,109		2,333,877
Reinsurance recoverable	(5,370)	(51,838)	(80,407)	(163,348)	(293,512)	(409,229)	(496,173)		(537,864	)(3)
Reserve for property and casualty losses originally stated, net of reinsurance	130,968	404,539	536,997	828,339	1,161,587	1,596,803	1,838,936		1,796,013
Cumulative net paid losses
1 year later	7,752	136,734	106,076	119,269	217,637	169,008	361,702		—
2 years later	117,230	202,134	165,539	257,182	321,533	501,837	—		—
3 years later	141,134	242,681	244,578	333,238	545,653	—	—		—
4 years later	150,212	285,166	309,183	502,167	—	—	—		—
5 years later	158,738	326,529	420,454	—	—	—	—		—
6 years later	162,217	359,823	—	—	—	—	—		—
7 years later	166,002	—	—	—	—	—	—		—
Reserves re-estimated as of
1 year later	150,154	442,101	554,795	826,799	1,296,558	1,585,834	1,774,591		—
2 years later	178,460	439,490	563,469	975,441	1,277,712	1,533,584	—		—
3 years later	175,057	444,348	666,781	977,590	1,229,303	—	—		—
4 years later	175,057	496,631	676,365	945,186	—	—	—		—
5 years later	175,057	497,449	655,532	—	—	—	—		—
6 years later	175,057	482,046	—	—	—	—	—		—
7 years later	175,057	—	—	—	—	—	—		—
Net cumulative redundancy (deficiency)	(44,089)	(77,507)	(118,535)	(116,847)	(67,716)	63,219	64,345	(2)
Gross cumulative redundancy (deficiency)	(44,089)	(87,143)	(139,478)	(137,501)	(80,115)	82,305	70,159

(1)	Adjusted for reclassification of a contract to a deposit liability.

(2)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 6 to the consolidated financial statements of $593 relates to amortization of deferred charges on retroactive reinsurance.

(3)	The difference between the reinsurance recoverable included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 6 to the consolidated financial statements of $1,165 relates to the remaining net deferred loss on retroactive reinsurance.

During 2007 our re-estimated balance sheet reserves for 2001 and each subsequent balance sheet decreased as a result of net favorable development on a large number of contracts with varied underwriting years and lines of business. The more significant development included:

•

The settlement of a large block of prior period reinsurance reserves resulting in a net favorable development of $15.2 million and net paid losses related to prior years of $131.9 million. The favorable development and paid losses impacted the reserves for 2001, 2002 and 2003.

•

Favorable development of $13.0 million on one alternative risk reinsurance contract where reserves were released based on updated information received from one client. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses in excess of pre-determined thresholds, an offsetting decrease in additional premium was recorded and earned in the amount of $15.2 million which is not reflected in the table above.

•	Adverse development of $20.0 million on a marine reinsurance quota share contract that had losses in relation to the 2005 hurricanes.

•

Net favorable loss development for our property and casualty insurance segment of $8.8 million arising from the re-estimation of liabilities principally relating to property contacts which had exposure to the 2005 hurricanes.

Our balance sheet reserves for 2001 and each subsequent balance sheet date through 2004 in the above tables continue to show the effects of the development on two specific contracts recorded in 2005. The first contract increased 2001 reserves by $50.2 million, with the recording of such increased losses triggering additional premiums and interest on additional premiums of $49.3 million, which are not reflected in the table above. The second contract increased 2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

Changes in loss estimates principally arise from changes in underlying reported, incurred and paid claims data on contracts. Other assumptions used in our process, such as inflation, change infrequently in the reserving process and we do not perform a sensitivity analysis of changes in these assumptions. Given the variety of assumptions and judgments involved in establishing reserves for losses and benefits on our insurance and reinsurance and U.S. excess and surplus lines insurance portfolios, we have not designed and maintained a system to capture and quantify the financial impact of changes in each of our underlying individual assumptions and judgments.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2007, 2006 and 2005, please refer to Note 6 of our audited consolidated financial statements included herein.

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

There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2007, 2006 and 2005.

Investments

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, fixed maturities’ amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances and can access our credit facility, which is described in Note 17 of our audited consolidated financial statements. We believe we have the ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time we would expect to realize an other than temporary impairment on a fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. We perform regular reviews of our fixed maturities portfolio and utilize a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates.

We utilize dynamic financial analysis to determine our overall asset and liability risk and the potential for adverse scenarios producing projected losses and potential adverse cash flow. This analysis is accomplished through a stochastic simulation of future periods with each asset and liability cash flow individually modeled. This 5000 path stochastic simulation utilizes the expected volatility of each of our individual asset and liability cash flows. We construct our asset portfolio based on the expected cash flows from our liability portfolio. Fixed maturities securities are purchased to meet cash flows along the entire maturity spectrum of the liabilities. In our dynamic financial analysis modeling we assume that alternative investments will liquidate in years five through ten, so fixed maturities securities are purchased to meet liability cash flows in years one through five and for liability cash flows beyond ten years. Our liability cash flows are highly variable. Because of this risk, we maintain a significant cash balance, which has consistently exceeded $250.0 million, and presently we have aggregate letter of credit facilities of up to $720.0 million, with an additional $200.0 million available subject to certain conditions. We have also generated over $300.0 million of positive operating cash flow in each of the five years ended December 31, 2007.

Our investments are carried at fair value or amounts that approximate fair value. Fair value for our investments in fixed maturities is generally based on: (i) quoted market prices for identical or similar instruments in active markets, or quoted market prices; or (ii) model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets, or model-derived valuations. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, and this increases the use of model-derived valuations and the uncertainty surrounding the fair value estimates. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates.

Fair value for our alternative investments is generally based on the net asset value reported by the respective investment fund managers or, for our reinsurance equity investment, based on the carried amount under the equity method of accounting. The investment fund managers generally carry their trading positions and investments at fair value and greater than 90% of the underlying holdings are securities with quoted market prices. For underlying securities that do not have quoted market prices, fair value is estimated by the fund manager. We use the financial reports from the fund managers as part of our evaluation of fair value in order to record the net gains on alternative investments in our statement of income. In addition, audited financial statements are obtained annually for each of the funds held in our alternative investment portfolio and we have never had a material difference between the reported net asset value of a fund and the audited net asset value.

As at December 31, 2007, our Max Diversified alternative investment portfolio contained 35 underlying investments in 9 different strategies. We focus on risk, as opposed to return, in the selection of each of our alternative investments. This causes us to select individual alternative investments that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual alternative investments into a portfolio of alternative investments. By combining investments with moderate volatility and low correlations, we are able to achieve an alternative investment portfolio within Max Diversified that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

We have constructed our alternative investment portfolio to have significantly less risk, as measured by standard deviation of return, than a common stock portfolio, which is the equity investment choice of many insurance organizations. For the five years ended December 31, 2007, our Max Diversified alternative investment portfolio has produced an annual standard deviation of return of 4.35% compared to the annual standard deviation of return of 8.61% for the S&P 500 Index. The annualized five year return on our Max Diversified alternative investment portfolio of 10.98% compares to the S&P 500 Index return of 12.12% for the same period, and with lower volatility as measured by standard deviation. There is significant risk in all investment activities, and the results of our alternative investment portfolio will vary over time with the investment markets. Our Max Diversified alternative investments have produced consistently positive results for every annual period since inception and have shown approximately one-half the volatility of the S&P 500 Index.

	Annual Return
Year	Max Diversified	S&P 500 Index
2007	16.78%	5.49%
2006	6.30%	11.85%
2005	5.88%	3.00%
2004	9.81%	10.87%
2003	16.67%	28.67%

Despite the lower volatility of the alternative investment portfolio there is potential for losses, as there is for any investment portfolio. We approach our investment strategies based on long term performance and believe the annualized five year return of our Max Diversified portfolio of 10.98% demonstrates a superior return profile compared to other alternative investment vehicles.

Investments in reinsurance private equities, where we have a meaningful ownership position and the ability to exercise significant influence over operating and financial policies of the investee, are carried under the equity method of accounting. Under this method, we initially record the investments at cost and periodically adjust the carrying values to recognize our proportionate share of income or loss and dividends from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by our investments carried under the equity method of accounting could result in losses. At December 31, 2007, our total investment in reinsurance private equity was an interest in Grand Central Re of $3.9 million.

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

The U.S. excess and surplus lines insurance segment has its own portfolio of fixed maturities investments. The investment income earned by our U.S. subsidiaries is reported in that segment.

Invested assets relating to the three non-U.S. segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio (collectively referred to as the “non-U.S. portfolio”) are not directly captured in the non-U.S. segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the non-U.S. portfolio to each non-U.S. segment. This is based on a notional allocation of invested assets from the total portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns are allocated to our corporate function. The investment returns for our strategic private equity reinsurance investment are allocated entirely to the corporate function.

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	2007	% change	2006	% change	2005
	In millions of US Dollars
Gross premiums written	$345.2	(18.5)%	$423.6	(31.2)%	$615.7
Reinsurance premiums ceded	(44.6)	26.3%	(35.3)	(31.9)%	(51.8)

Net premiums written	300.6	(22.6)%	388.3	(31.1)%	563.9

Net premiums earned(a)	312.9	(26.0)%	422.8	(30.4)%	607.1

Net investment income	41.1	6.5%	38.6	16.3%	33.2
Net gains on alternative investments	53.0	162.4%	20.2	9.2%	18.5

Total revenues	407.0		481.6		658.8

Losses(b)(c)	173.3	(41.5)%	296.0	(46.5)%	552.8
Acquisition costs(c)	60.9	(21.2)%	77.3	5.0%	73.6
Interest expense	11.9		(3.8)		11.5
General and administrative expenses (c)	28.4	20.9%	23.5	56.7%	15.0

Total losses and expenses	274.5	(30.2)%	393.0	(39.8)%	652.9

Net income before taxes	$132.5		$88.6		$5.9

Loss ratio(b)/(a)	55.4%		70.0%		91.1%
Combined ratio(c)/(a)	83.9%		93.9%		105.7%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2007	% of Premium Written	Year Ended December 31, 2006	% of Premium Written	Year Ended December 31, 2005	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Accident and health	—	0%	7.6	1.8%	7.8	1.3%
Aviation	34.1	9.9%	35.4	8.4%	43.0	6.9%
Excess Liability	16.7	4.8%	66.9	15.8%	39.9	6.5%
Medical Malpractice	53.1	15.4%	53.4	12.6%	40.7	6.6%
Other	7.0	2.0%	0.7	0.2%	8.2	1.3%
Professional Liability	33.7	9.8%	60.7	14.3%	102.6	16.7%
Property and property catastrophe	89.2	25.8%	67.5	15.9%	30.5	5.0%
Marine & Energy	47.1	13.6%	29.2	6.9%	43.8	7.1%
Whole Account	15.1	4.4%	43.5	10.3%	177.6	28.8%
Workers Compensation	49.2	14.3%	58.7	13.8%	121.6	19.8%

	$345.2	100.0%	$423.6	100.0%	$615.7	100.0%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2007 were $345.2 million compared to $423.6 million for the year ended December 31, 2006, a decrease of 18.5%. Gross premiums written for excess liability, professional liability, whole account and workers compensation lines decreased in total by $115.1 million largely as a result of the non-renewal of four contracts and the restructuring of two reinsurance contracts at renewal. In addition, there was a reduction of $9.3 million in premium estimates on contracts written in prior periods. This reduction includes a $15.2 million adjustment to previously recognized additional premiums on one contract where we are entitled to additional premiums should losses exceed pre-determined, contractual thresholds. Based on updated information received from the client during the year, our estimate of losses has been revised downwards, resulting in a corresponding adjustment to premiums. These decreases were partially offset by growth in property and property catastrophe and marine and energy business where pricing remained at satisfactory levels. Our emphasis in recent years has been to write smaller accounts with a greater number of clients and vary the underlying exposures assumed. As a result, we expect fewer significant premium adjustments or additional premiums than in prior years. The level of business written in future periods will vary, perhaps materially, based on market conditions and management’s assessment of the adequacy of premium rates relative to the underlying risk being assumed.

We continue to monitor pricing and market trends closely and changes to our premium mix reflect the risk types where we believe our price requirements, terms and conditions are being met. As a result, our gross reinsurance premium volume and mix may vary from period to period. In addition, changes in client appetite for risk retentions will vary with market conditions and may also cause fluctuations in our premium volume and mix. For the foreseeable future, we expect to see softening premium rates and increased competition for business. As a result, we expect downward pressure on our property and casualty reinsurance premium volume.

Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2006 were $423.6 million compared to $615.7 million for the year ended December 31, 2005, a decrease of 31.2%. Additional premiums of $182.0 million arising from the notification of additional losses on two excess of loss contracts written in prior years are included in the gross premiums written for the year ended December 31, 2005 compared with additional premiums of $16.7 million in the year ended December 31, 2006. This decrease in additional premiums is the primary reason for the 31.2% decrease in gross premiums written. There were no other significant changes to premium estimates on prior period contracts. Gross premiums written for the property and casualty reinsurance segment for the year ended December 31, 2006 reflected our emphasis on writing a greater number of smaller transactions.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the year ended December 31, 2007 were $44.6 million compared to $35.3 million for the year ended December 31, 2006, an increase of 26.3%. The increase was principally attributable to our reinsurance quota share treaty that is utilized to manage our retained exposure on our property business. We also purchased additional excess of loss protection for our property and aviation reinsurance business in the year ended December 31, 2007.

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

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 26.0% to $312.9 million for the year ended December 31, 2007 from $422.8 million in 2006. The decrease is principally attributable to lower gross premiums written and higher reinsurance premiums ceded and earned in the year ended December 31, 2007.

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

Losses. Losses relating to property and casualty reinsurance were $173.3 million for the year ended December 31, 2007 compared to $296.0 million for the year ended December 31, 2006, a decrease of 41.5%. The decrease in losses for the year ended December 31, 2007 is principally attributable to the following:

•	A decrease in net premiums earned of $109.9 million resulting in a corresponding decrease in net losses of $76.9 million at a 70.0% loss ratio;

•	Net favorable development of $13.0 million stemming from one contract where updated information received from the client indicated reported losses lower than previously expected;

•	An agreement to settle a large block of prior period reserves resulting in a net $15.2 million release in reserves;

•

Net favorable development of $36.0 million arising from the re-estimation of liabilities from our quarterly and annual actuarial review process. During the year ended December 31, 2007, a large number of contracts were adjusted to reflect either favorable or adverse development which has aggregated to produce net favorable development. There were no individual contracts or lines of business with significant development. Marine, medical malpractice, professional liability and workers’ compensation all had between $5.0 million and $10.0 million in favorable development, with most other lines of business having between $nil and $5.0 million in favorable development;

•

Adverse development of $20.0 million on a marine reinsurance quota share contract that had losses in relation to the 2005 hurricanes. As a result of this development the contract has reached the aggregate limit;

•

During the year ended December 31, 2007, we received information on a number of contracts that indicated lower than expected losses. As a result, we recognized $5.0 million in favorable development of prior year reserves. These contracts contained provisions for the adjustment of ceding commissions within a range based on losses incurred on the contract. As a result, the favorable development was largely offset by additional acquisition costs.

The increase in our property and property catastrophe business as a percentage of total net earned premium in a year with lower than expected large loss events has led to a decline in our average loss ratio for the segment, which has been partially offset by the purchase of additional excess of loss reinsurance in 2007.

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

Acquisition costs. Acquisition costs were $60.9 million for the year ended December 31, 2007 compared to $77.3 million for the year ended December 31, 2006, a decrease of 21.2%. The percentage decrease in acquisition costs is lower than the percentage decrease in net premiums earned due to the adjustment of the ceding commission on a number of contracts as described in the losses section above. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Acquisition costs were $77.3 million for the year ended December 31, 2006 compared to $73.6 million for the year ended December 31, 2005, an increase of 5.0%. The increase in acquisition costs for the year ended December 31, 2006 is due to higher average acquisition costs on premiums earned.

Interest expense. Interest expense was $11.9 million for the year ended December 31, 2007 compared to $(3.8) million for the year ended December 31, 2006. Interest expense includes $9.3 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest expense also includes the accretion of interest expense on a number of reinsurance contracts that are not deemed to transfer risk under the requirements of Statement of Financial Accounting Standards No. 113 and therefore are recorded as deposit liabilities on the balance sheet. These deposit liabilities are recorded on a net present value basis and an interest expense is recorded and added to the liability over the life of the contract so as to equal the expected ultimate settlement amount. During 2006, we were notified by the cedant of one of the contracts that the ultimate loss is expected to be lower than our original estimate. As a result we recognized a reduction in interest expense of $12.0 million during the year ended December 31, 2006 in order to reflect the current net present value of the revised loss estimate.

Interest expense was $(3.8) million for the year ended December 31, 2006 compared to $11.5 million for the year ended December 31, 2005. Interest expense includes the $12.0 million reduction described in the paragraph above and $7.0 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2006 compared to $6.0 million for the year ended December 31, 2005. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices, which had a higher total return for the year ended December 31, 2006 compared to the year ended December 31, 2005.

General and administrative expenses. General and administrative expenses were $28.4 million for the year ended December 31, 2007 compared to $23.5 million for the year ended December 31, 2006, an increase of 20.9%. The increase partially reflects an increasingly mature book of business and the additional claims and underwriting staff hired since December 31, 2006, in order to service a larger client base. The increase also reflects higher incentive based compensation stemming from the net income generated by this segment for the year ended December 31, 2007.

General and administrative expenses were $23.5 million for the year ended December 31, 2006 compared to $15.0 million for the year ended December 31, 2005, an increase of 56.7%. The increase resulted principally from personnel costs associated with an increased headcount within our reinsurance staff. In addition there was an increase in incentive-based compensation as a result of net income that exceeded plan for the year ended December 31, 2006.

Net income. Net income attributable to property and casualty reinsurance for the year ended December 31, 2007 was $132.5 million compared to $88.6 million for the year ended December 31, 2006. Major components of the increase were $15.2 million release of net loss reserves related to an the agreement to settle a large block of prior period reserves and the net favorable development of $16.0 million on various lines of business. Additionally, the 16.97% return on alternative investments for the year ended December 31, 2007 compared to a 6.96% return in the year ended December 31, 2006, accounted for $32.8 million of the increase. Partially offsetting these increases was the increase in interest expense of $15.7 million compared to the prior year.

Net income attributable to property and casualty reinsurance for the year ended December 31, 2006 was $88.6 million compared to $5.9 million for the year ended December 31, 2005. The primary difference in net income for the year ended December 31, 2006 compared with the year ended December 31, 2005 is the $73.4 million of losses stemming from hurricane activity impacting the year ended December 31, 2005. Further, additional invested assets combined with improved returns on both fixed maturities and the Max Diversified portfolio increased net income for the year ended December 31, 2006.

Property and Casualty Insurance Segment

	2007	% change	2006	% change	2005
	In millions of US Dollars
Gross premiums written	$382.9	(3.5)%	$396.6	11.6%	$355.3
Reinsurance premiums ceded	(202.0)	3.9%	(194.5)	33.5%	(145.7)

Net premiums written	180.9	(10.4)%	202.1	(3.6)%	209.6

Net premiums earned(a)	199.6	0.9%	197.9	14.5%	172.9

Net investment income	16.1	8.1%	14.9	43.3%	10.4
Net gains on alternative investments	14.3	180.4%	5.1	45.7%	3.5

Total revenues	230.0		217.9		186.8

Losses(b)	153.8	23.8%	124.2	(29.2)%	175.5
Acquisition costs	(1.2)		(0.1)		0.1
General and administrative expenses	19.4	24.4%	15.6	57.6%	9.9

Total losses and expenses(c)	172.0	23.1%	139.7	(24.7)%	185.5

Net income before taxes	$58.0		$78.2		$1.3

Loss ratio(b)/(a)	77.1%		62.8%		101.5%
Combined ratio(c)/(a)	86.2%		70.6%		107.3%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2007	% of Premium Written	Year Ended December 31, 2006	% of Premium Written	Year Ended December 31, 2005	% of Premium Written
			In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Aviation	$41.0	10.7%	$21.9	5.6%	$—	0.0%
Excess Liability	131.5	34.3%	162.8	41.0%	176.9	49.8%
Professional Liability	157.4	41.1%	150.9	38.0%	144.1	40.6%
Property	53.0	13.9%	61.0	15.4%	34.3	9.6%

	$382.9	100.0%	$396.6	100.0%	$355.3	100.0%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the year ended December 31, 2007 were $382.9 million compared to $396.6 million for the year ended December 31, 2006, a decrease of 3.5%. The decrease is principally attributable to the reduction of gross premiums written in the excess liability line of business as a result of increased competition for appropriately priced business. This decrease is offset by increased gross premiums written in the aviation and professional liability business. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which generally results in no material premium adjustments.

We continue to monitor pricing and market trends closely and changes to our premium mix reflect the risk types where we believe our price requirements, terms and conditions are being met. As a result, our gross insurance premium volume and mix may vary from period to period. In addition, changes in client appetite for risk retentions will vary with market conditions and may also cause fluctuations in our premium volume and mix. For the foreseeable future, we expect to see softening rates for our excess liability, professional liability and property lines of business and increased competition in all lines of business that we write.

Gross premiums written for the property and casualty insurance segment for the year ended December 31, 2006 were $396.6 million compared to $355.3 million for the year ended December 31, 2005, an increase of 11.6%. The increase was the result of the expansion of our property insurance business from 9.6% of insurance premium volume in 2005 to 15.4% in 2006. In addition, 5.6% of the insurance premium volume relates to our aviation insurance business, which we began writing in October 2006.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the year ended December 31, 2007 were $202.0 million compared to $194.5 million for the year ended December 31, 2006, an increase of 3.9%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. However, the increase in premiums ceded, despite the decrease in gross premiums written, is principally related to increasing the percentage ceded to our property quota share treaty and to reinstatement premiums recognized in relation to our aviation excess of loss reinsurance contracts that were triggered by aviation losses, including a Brazilian airline crash, in 2007. As a result, the ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2007 was 52.8% compared to 49.0% for the year ended December 31, 2006.

Reinsurance premiums ceded for insurance for the year ended December 31, 2006 were $194.5 million compared to $145.7 million for the year ended December 31, 2005, an increase of 33.5%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to increase when gross premiums written increase. In addition, because we increased the volume of short-tail property and aviation business that we write, we purchased excess of loss reinsurance in order to reduce our exposure to large catastrophe events. This resulted in the ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2006 increasing to 49.0% compared to 41.0% for the year ended December 31, 2005.

Net premiums earned. Net premiums earned on insurance increased by 0.9% to $199.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 and by 14.5% to $197.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increases are attributable to our expansion of the insurance segment over the past three years and reflects the earning pattern of a mature portfolio of insurance contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to insurance were $153.8 million for the year ended December 31, 2007 compared to $124.2 million for the year ended December 31, 2006, an increase of 23.8%. During the year ended December 31, 2007, we recorded $1.7 million net favorable development on our excess liability reserves and $5.7 million net favorable development on our property reserves compared to net favorable development of $20.5 million on reserves for the year ended December 31, 2006. The favorable development in 2007 was partially offset by a net loss of $5.6 million stemming from aviation losses in 2007. The loss ratio for our insurance segment for the year ended December 31, 2007 was 77.1% compared to 62.8% for the same period in 2006. The addition of aviation to our premium mix has contributed to in an increase in our average loss ratio for this segment.

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

Acquisition costs. Acquisition costs were $(1.2) million for the year ended December 31, 2007 compared to $(0.1) million for the year ended December 31, 2006 and $0.1 million for the year ended December 31, 2005. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers, and have increased as our premiums ceded have increased.

General and administrative expenses. General and administrative expenses were $19.4 million for the year ended December 31, 2007 compared to $15.6 million for the year ended December 31, 2006, an increase of 24.4%. The increase principally relates to additional claims and underwriting staff hired since December 31, 2006, in order to service a larger client base.

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

Net income. Net income attributable to the property and casualty insurance segment for the year ended December 31, 2007 was $58.0 million compared to $78.2 million for the year ended December 31, 2006. The decrease is principally attributable to the reduced level of favorable development on reserves compared to the year ended December 31, 2006, together with the increase in the average loss ratio for the segment, partially offset by the $9.2 million increase in net gains on alternative investments.

Net income attributable to the property and casualty insurance segment for the year ended December 31, 2006 was $78.2 million compared to $1.3 million for the year ended December 31, 2005. The variance between the year ended December 31, 2006 and the year ended December 31, 2005 is principally attributable to the low level of catastrophic events during the year ended December 31, 2006 compared to the $50.0 million of hurricane losses in the year ended December 31, 2005 and the release of $20.5 million of net reserves on prior year general liability insurance business during the year ended December 31, 2006. Further, additional invested assets combined with improved returns on both the fixed maturities and alternative investment portfolios has increased net income for the year ended December 31, 2006.

U.S. Excess and Surplus Lines Insurance Segment

Our U.S. excess and surplus lines segment, which comprises the underwriting operations of our U.S.-based business, principally Max Specialty, commenced underwriting activities in April 2007. Therefore, there are no comparative figures for 2006 and 2005.

2007
Gross premiums written	$48.2
Reinsurance premiums ceded	(34.6)

Net premiums written	$13.6

Net premiums earned(a)	$4.0
Net investment income	6.0
Net gains on alternative investments	—

Total revenues	10.0

Losses(b)	3.3
Acquisition costs	0.4
General and administrative expenses	17.4

Total losses and expenses(c)	$21.1

Net loss before taxes	$(11.1)

Loss ratio(b)/(a)	82.0%
Combined ratio(c)/(a)	N/A

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

	Year Ended December 31, 2007	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Property	$34.7	72.0%
General Liability	12.3	25.5%
Marine	1.2	2.5%

	$48.2	100.0%

Gross premiums written and net premiums earned. Gross premiums written by the U.S. excess and surplus lines segment for the year ended December 31, 2007 were $28.2 million produced by the brokerage division and $20.0 million produced by the contract binding division. Gross premiums written for the year ended December 31, 2007 were below our original expectations, which we partially attribute to the longer than anticipated time required acquiring access to all U.S. states, and, in particular, California. Our maintenance of underwriting discipline in the face of a softening market environment also contributed to the lower than expected premium volume. We expect the volume of underwriting submissions received and gross premiums written to increase in 2008 as we further establish our presence in the specialty niche markets where we offer our products. Our ability to write business for a full year in 2008 is a significant difference from our position in 2007 and is expected to contribute to increased premium volume in 2008 compared to 2007. Reinsurance premiums ceded reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for both the brokerage and contract binding divisions.

Net premiums earned of $4.0 million for the year ended December 31, 2007 reflect the short period of time since Max Specialty began writing business. We expect this figure to increase as gross premium written volume increases.

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, comprises principally interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities held by Max Specialty for the year ended December 31, 2007 was 5.08%.

General and administrative expenses. General and administrative expenses were $17.4 million for the year ended December 31, 2007. General and administrative expenses principally comprise personnel and infrastructure costs reflecting the start-up period of the Max Specialty operations. Compared to our other segments, we expect this segment to have the highest volume of transactions and the lowest average dollar value per transaction. This will require a greater number of personnel to generate and process the high volume of transactions customary for this operation and, accordingly, we expect a higher general and administrative expense ratio for this segment compared to our other segments.

Net loss. Net loss attributable to the U.S. excess and surplus lines insurance segment for the year ended December 31, 2007 was $11.1 million. The net loss is principally attributable to the start-up nature of this segment. Gross premium written volume has not yet grown to a level commensurate with the infrastructure put in place in 2007. We expect growth in general and administrative expenses to slow in 2008 and gross premium written to increase as we move into our first full year of operations.

Life and Annuity Reinsurance Segment

	2007	% change	2006	% change	2005
	In millions of US Dollars
Gross premiums written	$301.9	570.9%	$45.0	(83.6)%	$275.0
Reinsurance premiums ceded	(0.5)	(28.6)%	(0.7)	(53.3)%	(1.5)

Net premiums written	301.4	580.4%	44.3	(83.8)%	273.5

Net premiums earned	301.4	580.4%	44.3	(83.8)%	273.5

Net investment income	33.9	16.9%	29.0	9.8%	26.4
Net gains on alternative investments	60.7	165.1%	22.9	24.5%	18.4

Total revenues	396.0		96.2		318.3

Benefits	345.6	344.2%	77.8	(75.0)%	311.2
Acquisition costs	1.2	(29.4)%	1.7	(32.0)%	2.5
Interest expense	6.9	32.7%	5.2	57.6%	3.3
General and administrative expenses	2.8	(6.7)%	3.0	(14.3)%	3.5

Total benefits and expenses	356.5	306.5%	87.7	(72.6)%	320.5

Net income (loss) before taxes	$39.5		$8.5		$(2.2)

Number of transactions written	6		1		3

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

Gross premiums written. Gross premiums written for the life and annuity reinsurance segment for the year ended December 31, 2007 were $301.9 million compared to $45.0 million for the year ended December 31, 2006 and compared to $275.0 million for the year ended December 31, 2005. During the year ended December 31, 2007, we wrote six reinsurance contracts, each covering closed blocks of pension annuities, compared to one contract written in 2006. Of the gross premium written in 2007, $207.9 million was from new clients and $91.4 million was from the reinsurance of additional closed blocks of annuities for existing clients. These additional closed blocks of annuities have similar characteristics to reinsurance contracts written in previous years. We believe our strong relationships with our existing clients provided the opportunity to underwrite these additional transactions.

Gross premiums written during the year ended December 31, 2006, primarily relate to one new reinsurance contract written. We wrote three reinsurance contracts during the year ended December 31, 2005. Apart from the components related to the new contracts incepting during the years ended December 31, 2007, 2006 and 2005, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $345.6 million for the year ended December 31, 2007 compared to $77.8 million for the year ended December 31, 2006. Benefits relating to new contracts were $299.3 million and $41.9 million for the years ended December 31, 2007 and 2006, respectively. Except for new contracts written during the year, benefits in each period represent expected changes in existing policy and claim liabilities, plus the effect of unexpected changes in our existing policy and claim liabilities. There were no material unexpected changes in our policy and claim liabilities in the years ended December 31, 2007, 2006 and 2005.

Benefits relating to the life and annuity reinsurance segment were $77.8 million for the year ended December 31, 2006 compared to $311.2 million for the year ended December 31, 2005. The decrease was principally due to the decline in premiums written and earned during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Net income (loss). Net income attributable to the life and annuity reinsurance segment for the year ended December 31, 2007 was $39.5 million compared to $8.5 million for the year ended December 31, 2006 and $(2.2) million for the year ended December 31, 2005. The results are driven by the increasing spread between our actual rate of return on investments and the rate of return assumption used when pricing the business that we write, together with the lack of material unexpected changes in our estimates of life and annuity benefit reserves.

Corporate Function

	2007	% change	2006	% change	2005
	In millions of US Dollars
Net investment income	$188.2	25.5%	$150.0	40.4%	$106.8
Less: net investment income allocated to underwriting segments	(97.1)		(82.5)		(70.0)

Balance of net investment income	91.1		67.5		36.8

Net gains on alternative assets	186.7	120.2%	84.8	112.5%	39.9
Less: net gains on alternative assets allocated to underwriting segments	(128.0)		(48.2)		(40.4)

Balance of net gains on alternative investments	58.7		36.6		(0.5)

Net realized gains (losses) on sale of fixed maturities	(4.0)	(31.0)%	(5.8)	728.6%	(0.7)

Other income	0.7	(30.0)%	1.0	(78.3)%	4.6

Interest expense	(23.9)	92.7%	(12.4)	55.0%	(8.0)

General and administrative expenses not included in segment results	(38.7)	12.2%	(44.1)	64.6%	(26.8)

Net income before taxes excluding segment results	$83.9	96.5%	$42.8	n/a	$5.4

Net investment income. Net investment income from our cash and fixed maturities portfolio, which excludes realized and unrealized gains and losses, for the year ended December 31, 2007 increased $38.2 million to $188.2 million compared to $150.0 million for the year ended December 31, 2006, an increase of 25.5%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $3,470.0 million at December 31, 2006 to $4,060.9 million at December 31, 2007, together with an increase in yield on the fixed maturities portfolio. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2007 was 4.96% compared to 4.73% for the year ended December 31, 2006. We expect a lower yield in 2008 due to the lower interest rates stemming from the downward movement in the U.S. Federal Open Market Committee’s discount rate between August 2007 and January 2008.

Net investment income from our cash and fixed maturities portfolio, excluding realized and unrealized gains and losses, for the year ended December 31, 2006 increased $43.2 million to $150.0 million compared to $106.8 million for the year ended December 31, 2005, an increase of 40.4%. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $2,996.9 million at December 31, 2005 to $3,470.0 million at December 31, 2006, resulting from cash flow from operations since December 31, 2005 and the additional capital we raised in the fourth quarter of 2005 in connection with a public offering of our common shares. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2006 was 4.73% compared to 4.29% for the year ended December 31, 2005 reflecting an increase in average interest rates in 2006 compared to 2005.

Net gains on alternative investments. Net gains on the alternative investment portfolio for the year ended December 31, 2007, were $186.7 million, or 16.97%, including a gain of $2.4 million from our private equity reinsurance investment, compared to $84.8 million, or 6.96%, including a gain of $10.0 million from our private equity reinsurance investments, for the year ended December 31, 2006. Our alternative investment portfolio excluding our private equity reinsurance investment, comprises the investments held in our Max Diversified fund of funds portfolio. For 2007, the return from our Max Diversified portfolio was 16.78%. This return is compared to the returns available in the capital markets as represented by the Merrill Lynch Master Bond Index returning 7.17%, the Standard & Poor’s 500 Index returning 5.49% and the HFRI Fund of Funds Index returning 10.25%.

Each alternative investment strategy we employed was profitable during the year ended December 31, 2007. Alternative investment strategies principally contributing to the gains in the current period were the event driven arbitrage and long/short equity strategies, which returned 36.14% and 26.94%, respectively. Contributing to the returns were meaningful gains from a variety of long and short sub-prime mortgage positions taken by several of the underlying funds in our Max Diversified portfolio. The event driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. The long/short equity strategy comprises funds that typically purchase common stock (go long) of companies in a particular sector with perceived strong fundamentals and sell common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. While this strategy can profit from either positive or negative price trends in the overall stock market, investment managers of long/short equity funds generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. As at December 31, 2007, 16.1% and 25.4% of our alternative investments were allocated to the event driven arbitrage and long/short equity strategies, respectively.

Net gains on the alternative investment portfolio were $84.8 million, or 6.96%, including a gain of $10.0 million from our private equity reinsurance investments, for the year ended December 31, 2006 compared to $39.9 million, or 3.34%, including a loss of $26.2 million from our private equity reinsurance investments, for the year ended December 31, 2005. For 2006, the return from our Max Diversified fund of funds portfolio was 6.30%. The return for the year ended December 31, 2006 is net of $35.0 million stemming from energy trading losses in certain hedge fund investments included in our Diversified Arbitrage strategy. This return is compared to the returns available in the capital markets as represented by the Merrill Lynch Master Bond Index returning 4.32% and the Standard & Poor’s 500 Index returning 11.85%. For 2005, the return from our Max Diversified fund portfolio was 5.88%. This return is compared to the returns available in the capital markets as represented by the Merrill Lynch Master Bond Index returning 2.55% and the Standard & Poor’s 500 Index returning 3.0%.

On December 28, 2006, as part of our plan to reduce our allocation to alternative investments, Max Bermuda consummated the sale of one of its private equity investments, an approximately 5% interest in DaVinci Re Holdings Ltd. and its operating subsidiary DaVinci Reinsurance Ltd., a Bermuda property catastrophe reinsurer, for a sale price equal to book value.

Net realized losses on sale of fixed maturities. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. The net realized losses for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 of $4.0 million, $5.8 million and $0.7 million, respectively, are principally the result of the sale of fixed maturities in connection with normal portfolio rebalancing transactions. Net realized losses for the year ended December 31, 2007 includes $1.7 million of gross realized losses resulting from the sale of fixed maturities triggered by an agreement to settle a block of prior period reserves.

We perform regular reviews of our fixed maturities portfolio in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. At December 31, 2007, our fixed maturities portfolio contains securities with a total fair value of $144.7 million that are insured against credit default. For the year ended December 31, 2007, net realized losses include $1.1 million for the recognition of an other than temporary impairment on one security for which we believe there is significant doubt regarding collecting the final maturity value. There were no other than temporary impairment losses in the years ended December 31, 2006 and 2005.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2007. We believe our exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At December 31, 2007, securities with significant exposure to sub-prime borrowers totaled $54.2 million in fair value, $58.0 million in amortized cost, and $58.3 million in par value, for a net unrealized loss of $3.8 million. By fair value, 90% of these securities are AAA-rated with the remainder AA-rated. The weighted average life of these securities is 3.0 years. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers and we will make adjustments to the investment portfolio as necessary.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as at December 31, 2007. Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

	Weighted Average Life in Years	AAA Senior Tranche	Credit Rating AAA Junior Tranche	AA	Amortized Cost	Fair Value
	In millions of U.S. Dollars
By Vintage Year
Fixed maturities with sub-prime exposure
Pre-2005	3.5	$7.8	$0.5	$2.6	$10.9	$10.6
2005	2.4	3.3	—	3.4	6.7	6.4
2006	3.0	32.9	5.0	—	37.9	34.9
2007	3.3	2.5	—	—	2.5	2.3

Total	3.0	46.5	5.5	6.0	58.0	54.2

Fixed maturities with Alt-A exposure
Pre-2005	4.2	7.1	—	—	7.1	7.0
2005	1.7	—	20.6	—	20.6	20.5
2006	1.4	6.9	10.0	—	16.9	16.8
2007	3.0	4.5	—	—	4.5	4.4

Total	2.1	18.5	30.6	—	49.1	48.7

Total	2.6	$65.0	$36.1	$6.0	$107.1	$102.9

Interest expense. Interest expense was $23.9 million for the year ended December 31, 2007 compared to $12.4 million for the year ended December 31, 2006. Interest expense principally reflects interest on our bank loans and senior notes outstanding. Our swap loan, described below under “Financial Condition – Bank Loans,” attracts interest at a rate based on LIBOR plus a spread. The notional amount of this loan increased from $210.0 million to $280.0 million between December 31, 2006 and December 31, 2007. Our $50.0 million revolver loan, also described below, attracts interest at a rate based on LIBOR plus a spread, and was drawn on April 3, 2007. As at December 31, 2007, we had $100.0 million in senior notes outstanding that were issued by Max USA on April 16, 2007, which mature in April 2017, and bear interest at 7.20%. Interest expense for the year ended December 31, 2007 has increased primarily due to the increase in outstanding debt compared to the same period in 2006.

Interest expense was $12.4 million for the year ended December 31, 2006 compared to $8.0 million for the year ended December 31, 2005, an increase of 55.0%. Interest expense in both 2006 and 2005 was based on LIBOR plus a spread applied to the swap loan. The increase principally reflects the increase in LIBOR from 2005 to 2006.

General and administrative costs. General and administrative expenses were $38.7 million for the year ended December 31, 2007 compared to $44.1 million for the year ended December 31, 2006, and $26.8 million for the year ended December 31, 2005. The decrease in general and administrative expenses during the year ended December 31, 2007 compared to 2006 is principally from a decrease in professional service fees.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $5,122.6 at December 31, 2007 compared to $4,535.9 million at December 31, 2006, an increase of 12.9%. The increase in cash and invested assets resulted principally from $443.3 million in cash flows from operations and $100.6 million in cash flows from financing in the year ended December 31, 2007.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,333.9 million at December 31, 2007 compared to $2,335.1 million at December 31, 2006. The decrease in property and casualty losses was principally attributable to the settlement of a block of prior period reserves in the amount of $203.6 million, resulting in a release of $23.3 million in reserves, favorable reserve development of $15.3 million from one contract written where reported losses have been lower than originally recorded based on updated information received from the client and $30.9 million of positive development resulting from our internal review of reserves. During the year ended December 31, 2007, we also paid $280.6 million in property and casualty losses in addition to the settlement previously described. Largely offsetting the payment of property and casualty losses and the favorable development were losses incurred of $394.1 million pertaining to earned premium for the year ended December 31, 2007.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,203.5 million at December 31, 2007 compared to $895.6 million at December 31, 2006. The increase was principally attributable to new life and annuity reinsurance contracts written during the year ended December 31, 2007, which added $299.3 million to reserves, together with changes in policy and claims liabilities, and foreign exchange movements on liabilities. This was partially offset by benefit payments of $96.6 million during the year.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $578.3 million at December 31, 2007 compared to $538.0 million at December 31, 2006, an increase of 7.5%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the year ended December 31, 2007. Grand Central Re, our largest retrocessionaire, accounted for 20.4% of our losses and benefits recoverable at December 31, 2007. A.M. Best has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 107.5% of its loss recoverable obligations.

The principal component of the remainder of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The loss recoverable from these reinsurers represent 67.8% of losses recoverable at December 31, 2007 and all are presently rated “A-” or above by A.M. Best Company.

Bank loans. In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified to a third party financial institution, or the Bank, for a fair value of $150.0 million, or the notional amount. Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The terms of the share sale obligate the Bank to sell the shares to Max Bermuda and give Max Bermuda the right to repurchase the shares at fair value at termination of the total return swap. On February 28, 2007 Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Diversified shares with a fair value of $93.4 million at December 31, 2007 were pledged to the Bank as collateral and to which Max Bermuda is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under GAAP, the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. At December 31, 2007, the notional amount of the loan was approximately $280.0 million.

On April 2, 2007, Max USA completed the acquisition of Max Specialty. On April 3, 2007, Max Capital borrowed $50.0 million and Max USA borrowed $100.0 million under their revolving credit facility, in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes. As of December 31, 2007, the $50.0 million revolver loan to Max Capital remains outstanding. This loan renews at intervals of 1-6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of December 31, 2007 the interest rate is at 5.63%.

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017, with interest payable on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility.

Shareholders’ equity. Our shareholders’ equity increased to $1,583.9 million at December 31, 2007 from $1,390.1 million at December 31, 2006, an increase of 13.9%, principally reflecting net income of $303.2 million, partially offset by the repurchase of common shares of $114.4 million, and payments of dividends of $19.2 million during the year ended December 31, 2007.

Liquidity. We generated $443.3 million of cash from operations during the year ended December 31, 2007 compared to $518.6 million for the year ended December 31, 2006, a decrease of 14.5%. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments. For the year ended December 31, 2007, two of the largest events impacting operating cash flows were the $252.6 million increase in life and annuity reinsurance premiums written compared to the year ended December 31, 2006, partially offset by the agreement to settle a block of prior period loss reserves for $203.6 million.

The casualty business we write generally has a long claim-tail and we expect that we will generate significant operating cash flow as we accumulate loss and benefit reserves on our balance sheet. As we continue to diversify into property, property catastrophe and aviation business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately 5.0 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $250.0 million), have generated positive cash flow from operations in each of our seven years of operating history and can access our credit facilities described in Note 17 of our audited consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio. If it became necessary to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2007, resulting in realized losses.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2007, Max Bermuda, which is required to have approximately $270.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,600.0 million in statutory capital and surplus.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We have three credit facilities as of December 31, 2007 providing an aggregate of $720.0 million of letter of credit capacity, and subject to certain conditions, up to an additional $200.0 million in capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at December 31, 2007.

Capital resources. At December 31, 2007, our capital structure consisted of common equity. Total capitalization amounted to $1,583.9 million as compared to $1,390.1 million at December 31, 2006, an increase of 13.9%. On August 20, 2007, we filed a shelf registration statement with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common, preferred and depository shares and warrants. Subject to market conditions, we believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. The senior notes were assigned a senior unsecured debt rating of “Baa2” by Moody’s, “bbb-” by A.M. Best, “BBB+” by Fitch, and “BBB-” by S&P, all with a stable outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

Max Capital’s board of directors declared dividends of $0.07 per share on each of February 9, 2007 and May 4, 2007, and $0.09 per share on each of July 27, 2007 and November 1, 2007, payable to shareholders of record on February 23, 2007, May 18, 2007, August 10, 2007 and November 15, 2007, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. On February 12, 2008, Max Capital’s board of directors declared a dividend of $0.09 per share to be paid on March 11, 2008 to shareholders of record on February 26, 2008.

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

Contractual Obligations

	Payment due by period (thousands of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligations	$317,777	$16,790	$300,987	$—	$—
Revolver loan obligations	50,000	50,000	—	—	—
Senior Notes	168,400	7,200	14,400	14,400	132,400
Operating lease obligations	20,968	3,799	7,539	5,663	3,967
Property and casualty losses	2,333,877	735,095	753,189	285,201	560,392
Life and annuity benefits	1,836,496	98,733	185,681	168,573	1,383,509
Deposit liabilities	239,004	48,152	111,155	12,115	67,582

Total	$4,966,522	$959,769	$1,372,951	$485,952	$2,147,850

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

The amounts in this table represent our gross estimates of known liabilities as of December 31, 2007 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits recorded in the financial statements at December 31, 2007 are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 157—Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. FAS 157 nullifies the guidance included in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” or EITF 02-3, that prohibited recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, FAS 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. FAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of FAS 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. The adoption of FAS 157 on January 1, 2008 is not expected to have a material impact on our consolidated financial statements.

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have elected not to apply the fair value option to any eligible assets or liabilities held as at December 31, 2007.

Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51

In December 2007, the FASB issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We are currently evaluating the effect of FAS 160 on our consolidated financial statements.

Financial Accounting Standard No. 141R—Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations”, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect of FAS 141(R) on our consolidated financial statements.

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

As of December 31, 2007, all securities held in our fixed maturities portfolio were rated BBB-/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio, and to maintain a minimum weighted average credit rating quality of AA2/Aa. At December 31, 2007, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.04%, or approximately $148.0 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.60%, or approximately $168.5 million.

With respect to our alternative investment portfolio, although our fund advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At December 31, 2007, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of 0.60%, or approximately $6.4 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of 0.60%, or approximately $6.4 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. At December 31, 2007 our alternative investment portfolio’s VaR was estimated to be 4.0% at the 99% level of confidence and with a three month time horizon.

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

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Part B. Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required in response to this Item is contained under the captions “Proposal One—Election Of Directors Of The Company,” “Composition, Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, to be filed on or about March 19, 2008, with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “Max Capital Group Ltd. Code of Business Conduct and Ethics,” that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.maxcapgroup.com. We will disclose any material changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.maxcapgroup.com or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Employment Agreements,” “2000 Incentive Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is contained under the captions “Security Ownership of Certain Beneficial Owners, Officers And Directors” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is contained under the captions “Certain Relationships and Related Transactions,” and “Composition, Meetings, and Committees of Board of Directors” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES

Page

(a)(1) Financial Statements

Report of the Independent Registered Public Accounting Firm (on the consolidated financial statements and on internal control over financial reporting)	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	F-3

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6

(a)(2) Financial Statement Schedules:

Schedule II—Condensed Financial Information of Registrant	F-34

Schedule III—Supplementary Insurance Information	F-37

Schedule IV—Supplementary Reinsurance Information	F-38

(a)(3) Exhibits

Exhibit	Description

3(i)	Memorandum of Association. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-62006)

3(ii)	Amended and Restated Bye-laws of Max Capital. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

3(iii)	Certificate of Incorporation of Max USA. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement No. 333-145585)

3(iii)	Bylaws of Max USA. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement No. 333-145585)

4.1	Specimen Common Share Certificate. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.2	Form of Warrant. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-62006)

4.3	Form of Senior Debt Indenture. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-145585)

4.4	Form of Subordinated Debt Indenture. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-145585)

4.5	Form of Junior Subordinated Debt Indenture. (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-145585)

4.6	Form of Senior Indenture. (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-145585)

4.7	Form of Subordinated Indenture. (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-145585)

4.8	Certificate of Trust. (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement No. 333-145585)

4.9	Declaration of Trust. (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement No. 333-145585)

4.10	Form of Amended and Restated Declaration of Trust. (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement No. 333-145585)

4.11	Trust Agreement. (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement No. 333-145585)

4.12	Form of Preferred Securities Guarantee Agreement. (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement No. 333-145585)

10.1	Form of Shareholders’ Agreement, dated as of December 22, 1999, among Max Capital, Max Bermuda and certain other signatories. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-62006)

10.2	Employment Agreement, effective as of November 13, 2006 and executed December 8, 2006, by and between Max Capital and W. Marston Becker. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2006)

10.3	Retirement and Separation Agreement, dated as of March 6, 2007, between Keith S. Hynes and Max Capital. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007)

10.4	Employment Agreement, dated as of July 27, 2007, by and between Max Capital and Peter A. Minton. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007)

10.5	Employment Agreement, dated as of July 27, 2007, by and between Max Capital and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007)

10.6	Employment Agreement, dated as of July 27, 2007, by and between Max Bermuda and Angelo M. Guagliano. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007)

10.7	Employment Agreement, dated as of December 8, 2006, by and between Max USA and Stephen J. Vaccaro, Jr.

10.8	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-62006)

10.9	Amendment to the 2000 Stock Incentive Plan, approved in May 2002. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.10	Amendment to the 2000 Stock Incentive Plan, approved in April 2005. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.11	Form of Stock Option Agreement.

10.12	Form of Restricted Stock Unit Agreement.

10.13	Forms of Restricted Stock Award Agreements.

10.14	Form of Director Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Credit Agreement, dated as of August 7, 2007, among Max Bermuda and Max Capital, as borrowers, various financial institutions as the lenders, ING Bank N.V., London Branch and Citibank, NA, as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2007)

10.16	Credit Agreement, dated December 22, 2006, by and between Max Bermuda as borrower and The Bank of Nova Scotia as the Lender. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.17	Amendment No. 1 to Credit Agreement with The Bank of Nova Scotia. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

10.18	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Bermuda and ING Bank N.V., London Branch. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 29, 2004)

10.19	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Bermuda. (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement No. 333-62006)

10.20	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Bermuda and Canadian Imperial Bank of Commerce. (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.21	Amendment, dated February 28, 2007, to the Total Return Swap Confirmation, dated as of February 18, 2003, between Max Bermuda and Canadian Imperial Bank of Commerce.

10.22	Second Amended and Restated Customer Agreement and Trading Authorization, dated as of February 14, 2006, between Max Diversified and Alstra Capital Management, LLC. (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	Purchase Agreement, dated April 11, 2007, by and between Max USA, Max Capital, as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007)

10.24	Indenture, dated April 15, 2007, among Max USA, as issuer, Max Capital, as guarantor, and The Bank of New York, as trustee. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007)

10.25	Officer’s Certificate of Max USA, dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007)

10.26	Accelerated Share Repurchase Agreement, dated December 24, 2007. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007)

10.27	Indemnification Agreement. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-145585)

14.1	Code of Business Conduct and Ethics, dated February 9, 2007. (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2007)

21.1	Schedule of Group Companies.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Capital. (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Capital furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Capital furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CAPITAL GROUP LTD.

/s/ W. MARSTON BECKER
W. Marston Becker
Chief Executive Officer

February 19, 2008

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Marston Becker, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. MARSTON BECKER W. Marston Becker Chief Executive Officer and Director (Principal executive officer)	/s/ JOSEPH W. ROBERTS Joseph W. Roberts Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 19, 2008	Date: February 19, 2008

/s/ MARIO P. TORSIELLO Mario P. Torsiello Director	/s/ ZACK H. BACON, III Zack H. Bacon, III Director

Date: February 19, 2008	Date: February 19, 2008

/s/ GORDON CHEESBROUGH Gordon Cheesbrough Director	/s/ JAMES L. ZECH James L. Zech Director

Date: February 19, 2008	Date: February 19, 2008

/s/ WILLIAM KRONENBERG III William Kronenberg III Director	/s/ WILLIAM H. HEYMAN William H. Heyman Director

Date: February 19, 2008	Date: February 19, 2008

/s/ WILLIS T. KING, JR. Willis T. King, Jr. Director	/s/ PETER A. MINTON Peter A. Minton Director

Date: February 19, 2008	Date: February 19, 2008

/s/ STEVEN M. SKALA Steven M. Skala Director	/s/ K. BRUCE CONNELL K. Bruce Connell Director

Date: February 19, 2008	Date: February 19, 2008

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Max Capital Group Ltd.:

We have audited the accompanying consolidated balance sheets of Max Capital Group Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. We also have audited Max Capital Group Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Max Capital Group Ltd.’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in their report under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Capital Group Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Max Capital Group Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG

Chartered Accountants

Hamilton, Bermuda

February 19, 2008

MAX CAPITAL GROUP LTD.

Consolidated Balance Sheets

December 31, 2007 and 2006

(Expressed in thousands of United States Dollars, except per share amounts)

	2007	2006
Assets
Cash and cash equivalents	$397,656	$441,895
Fixed maturities, available for sale at fair value	3,663,226	3,028,108
Alternative investments, at fair value	1,061,734	1,065,874
Accrued interest income	49,100	38,922
Premiums receivable	432,965	390,889
Losses and benefits recoverable from reinsurers	578,333	538,009
Funds withheld	13,823	15,385
Deferred acquisition costs	44,187	49,064
Prepaid reinsurance premiums	130,071	104,443
Trades pending settlement	112,423	136,563
Other assets	53,684	39,832

Total assets	$6,537,202	$5,848,984

Liabilities
Property and casualty losses	$2,333,877	$2,335,109
Life and annuity benefits	1,203,509	895,560
Deposit liabilities	220,513	204,389
Funds withheld from reinsurers	169,263	254,723
Unearned property and casualty premiums	439,581	436,476
Reinsurance balances payable	99,221	79,506
Accounts payable and accrued expenses	57,565	43,160
Bank loans	330,000	210,000
Senior notes	99,779	–

Total liabilities	4,953,308	4,458,923

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized 57,515,075 (2006 - 60,276,560) shares issued and outstanding	57,515	60,277
Additional paid-in capital	844,455	950,862
Unearned stock grant compensation	—	(17,570)
Accumulated other comprehensive loss	(20,341)	(21,688)
Retained earnings	702,265	418,180

Total shareholders’ equity	1,583,894	1,390,061

Total liabilities and shareholders’ equity	$6,537,202	$5,848,984

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

	2007	2006	2005
Revenues
Gross premiums written	$1,078,286	$865,197	$1,246,031
Reinsurance premiums ceded	(281,696)	(230,546)	(198,974)

Net premiums written	$796,590	$634,651	$1,047,057

Earned premiums	$1,074,173	$875,244	$1,247,584
Earned premiums ceded	(256,268)	(210,236)	(194,085)

Net premiums earned	817,905	665,008	1,053,499
Net investment income	188,206	150,030	106,835
Net gains on alternative investments	186,721	84,750	39,885
Net realized losses on sale of fixed maturities	(4,017)	(5,798)	(743)
Other income	745	1,021	4,635

Total revenues	1,189,560	895,011	1,204,111

Losses and expenses
Losses and benefits	675,996	497,969	1,039,465
Acquisition costs	61,360	78,933	76,224
Interest expense	42,663	13,832	22,764
General and administrative expenses	106,714	86,289	55,181

Total losses and expenses	886,733	677,023	1,193,634

Income before taxes	302,827	217,988	10,477
Income tax (benefit) expense	(422)	1,100	972

Net income	303,249	216,888	9,505

Change in net unrealized appreciation (depreciation) of fixed maturities, net of tax	369	(30,441)	(13,364)
Foreign currency translation adjustment	978	3,772	(3,882)

Comprehensive income (loss)	$304,596	$190,219	$(7,741)

Basic earnings per share	$5.06	$3.64	$0.20

Diluted earnings per share	$4.75	$3.43	$0.18

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

	2007	2006	2005
Common shares
Balance - beginning of year	$60,277	$58,829	$45,826
Issue of shares	1,527	1,449	13,338
Repurchase of shares	(4,289)	(1)	(335)

Balance - end of year	57,515	60,277	58,829

Additional paid-in capital
Balance - beginning of year	950,862	921,384	643,444
Reclassification of unearned stock grant compensation	(26,357)	—	—
Issue of common shares	19,930	27,122	297,117
Direct equity offering expenses	—	—	(13,134)
Repurchase of shares	(110,066)	(17)	(7,025)
Stock option amortization	10,086	2,373	982

Balance - end of year	844,455	950,862	921,384

Loans receivable from common share sales
Balance - beginning of year	—	(465)	(10,515)
Loans granted	—	—	—
Loans repaid	—	465	10,050

Balance - end of year	—	—	(465)

Unearned stock grant compensation
Balance - beginning of year	(17,570)	(14,574)	(13,294)
Stock grants awarded	(16,481)	(17,068)	(11,294)
Amortization	7,694	14,072	10,014
Reclassification of unearned stock grant compensation	26,357	—	—

Balance - end of year	—	(17,570)	(14,574)

Accumulated other comprehensive (loss) income
Balance - beginning of year	(21,688)	4,981	22,227
Holding losses on fixed maturities arising in year, net of tax	(3,630)	(36,239)	(14,107)
Net realized losses included in net income, net of tax	3,999	5,798	743
Currency translation adjustments	978	3,772	(3,882)

Balance - end of year	(20,341)	(21,688)	4,981

Retained earnings
Balance - beginning of year	418,180	215,565	215,015
Net income	303,249	216,888	9,505
Dividends paid	(19,164)	(14,273)	(8,955)

Balance - end of year	702,265	418,180	215,565

Total shareholders’ equity	$1,583,894	$1,390,061	$1,185,720

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

	2007	2006	2005
Operating activities
Net income	$303,249	$216,888	$9,505
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	17,780	16,445	10,996
Amortization of premium on fixed maturities	5,146	6,052	9,293
Accretion of deposit liabilities	4,607	(6,513)	4,652
Net realized losses on sale of fixed maturities	4,017	5,798	743
Changes in:
Alternative investments	4,103	160,626	(107,787)
Accrued interest income	(10,178)	(6,290)	(8,375)
Premiums receivable	(42,076)	7,777	(135,952)
Losses and benefits recoverable from reinsurers	(37,102)	(84,368)	(113,518)
Funds withheld	1,562	1,547	667
Deferred acquisition costs	4,877	19,951	(14,245)
Prepaid reinsurance premiums	(25,698)	(20,950)	(4,156)
Trades pending settlement	24,140	(131,998)	(4,565)
Other assets	(5,169)	(16,831)	3,383
Property and casualty losses	(11,348)	329,077	550,933
Life and annuity benefits	252,601	41,336	188,123
Funds withheld from reinsurers	(85,460)	(17,269)	(13,068)
Unearned property and casualty premiums	4,128	(6,500)	(4,657)
Reinsurance balances payable	19,715	(11,275)	40,523
Accounts payable and accrued expenses	14,405	15,049	(32,967)

Cash from operating activities	443,299	518,552	379,528

Investing activities
Purchases of fixed maturities	(1,459,417)	(1,108,748)	(1,789,339)
Sales of fixed maturities	428,522	555,918	1,181,516
Redemptions of fixed maturities	466,988	165,119	58,061
Purchase of Max Specialty	(28,400)	—	—

Cash used in investing activities	(592,307)	(387,711)	(549,762)

Financing activities
Net proceeds from issuance of common shares	4,976	11,503	286,027
Repurchase of common shares	(114,355)	(18)	(7,360)
Net proceeds from bank loans	120,000	10,000	15,000
Net proceeds from issuance of senior notes	99,497	—	—
Dividends	(19,164)	(14,273)	(8,955)
Additions to deposit liabilities	19,253	25,587	9,772
Payments of deposit liabilities	(9,630)	(40,013)	(55,575)
Notes and loans repaid	—	465	10,050

Cash from (used in) financing activities	100,577	(6,749)	248,959

Effect of exchange rate on cash	4,192	3,772	(3,882)
Net (decrease) increase in cash and cash equivalents	(44,239)	127,864	74,843
Cash and cash equivalents, beginning of year	441,895	314,031	239,188

Cash and cash equivalents, end of year	$397,656	$441,895	$314,031

Supplemental Disclosure of Cash Flow Information
Interest paid	$21,514	$12,384	$10,269
Taxes paid	$1,879	$1,430	$1,058

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

1.	General

Max Capital Group Ltd., formerly known as Max Re Capital Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”) was incorporated on July 8, 1999 under the laws of Bermuda. The Company’s principal operating subsidiary is Max Bermuda Ltd., formerly known as Max Re Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. In December 2006, the Company formed Max USA Holdings Ltd. (“Max USA”) as a holding company for its U.S. insurance operations. In April 2007, Max USA acquired Max Specialty Insurance Company (“Max Specialty”), a Delaware domiciled excess and surplus insurance company. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States. In December 2007, the Company formed three wholly owned services companies which will provide administrative services to the Company starting in January 2008.

2.	Significant accounting policies

(a)	Basis of presentation

The consolidated financial statements include the financial statements of Max Capital Group Ltd. and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Property and Casualty

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. Changes in reinsurance premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding changes in underlying exposures insured is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined. Insurance premiums are recorded at the inception of the policy and are earned on a pro-rata basis over the period of coverage. Unearned premiums represent the portion of premiums written which relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

2.	Summary of significant accounting policies (continued)

(b)	Premium revenue recognition (continued)

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

Investments in securities with fixed maturities are classified as available for sale and are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. Fair value of investments in fixed maturities is generally based on quoted prices for identical or similar instruments in active markets or model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, and this increases the use of model-derived valuations and the uncertainty surrounding the fair value estimates. Fair value estimates are obtained from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on investments are recognized in net income using the specific identification method and include adjustments to the net realizable value of investments for declines in value that are considered other than temporary. Investment income is recognized when earned and includes interest income together with amortization of premium and discount on fixed maturities.

Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) a reinsurance private equity investment. Investments in limited partnerships and trading entities are classified as trading securities and are carried at the net asset value reported by the respective entity. These entities generally carry their trading positions and investments, the majority of which have underlying securities with quoted market prices, at fair value as determined by their respective investment managers. For underlying securities that do not have quoted market prices, fair value is estimated by the fund manager. As a result, it is possible that the fair value estimate may be significantly different from actual proceeds realized upon sale. The change in net asset value is included in net gains on alternative investments and recognized in net income. Investments in reinsurance private equity investments where the Company has a meaningful ownership position and significant influence over operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments. The Company’s share of income or loss from these investments is included in net gains on alternative investments and recognized in net income. The Company’s share of unrealized gains and losses on fixed maturities held by these unquoted equity investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity.

(d)	Fee revenue recognition

Transaction structuring and advisory fees are earned as the services generating the fees are performed.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

2.	Summary of significant accounting policies (continued)

(e)	Losses and benefits

Property and Casualty Losses

The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. In estimating reserves, the Company utilizes a variety of standard actuarial methods. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. Newly reported loss information from clients is the principal contributor to changes in the loss reserve estimates. These estimates, which generally involve actuarial projections, are based upon an assessment of known facts and circumstances, as well as estimates of future trends in claims severity and frequency, judicial theories of liability factors, including the actions of third parties, which are beyond the Company’s control.

The Company relies on data reported by clients when calculating reserves. The quality of the data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by the Company’s actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claims audits and inquiries about the methods of establishing case reserves associated with large industry events. There is often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying the Company of the new or revised case reserves. When determining reserves, the Company also considers historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

2.	Summary of significant accounting policies (continued)

(i)	Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.

(j)	Goodwill and intangible assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on a yearly basis at December 31, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to fair value.

The Company has recorded the purchase of numerous U.S. state licenses as intangible assets with indefinite lives as they provide a legal right to transact business indefinitely.

(k)	Stock-based compensation

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS 123R”) effective January 1, 2006, using the modified prospective method to account for share based payments made to employees. This statement requires all companies to measure and record compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. FAS 123R requires consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees.

(l)	Income taxes

Income taxes have been provided in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS 109”), on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities, using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such temporary differences are primarily due to net operating loss carryforwards, and to the tax basis difference on unearned premium reserves, deferred compensation, net deferred policy acquisition costs, and net unrealized appreciation on investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006.

(m)	Fair value of financial instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

2.	Summary of significant accounting policies (continued)

(n)	Application of new accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. FAS 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, FAS 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. FAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of FAS 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. The adoption of FAS 157 on January 1, 2008 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Investments

(a)	The fair values and amortized cost of fixed maturities at December 31, 2007 and 2006 were as follows:

2007	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$711,391	$11,593	$(8,661)	$714,323
U.S. Corporate Securities	1,691,881	8,763	(33,278)	1,667,366
Other Corporate Securities	17,413	44	(48)	17,409
Asset and Mortgage Backed Securities(1)	756,493	4,086	(7,968)	752,611
Collateralized Mortgage Obligations	510,180	4,767	(3,430)	511,517

	$3,687,358	$29,253	$(53,385)	$3,663,226

2006	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$563,248	$4,903	$(7,932)	$560,219
U.S. Corporate Securities	1,417,312	4,599	(18,180)	1,403,731
Other Corporate Securities	32,525	107	(353)	32,279
Asset and Mortgage Backed Securities(1)	599,342	847	(7,389)	592,800
Collateralized Mortgage Obligations	441,046	2,060	(4,027)	439,079

	$3,053,473	$12,516	$(37,881)	$3,028,108

(1)	Included within Asset and Mortgage Backed Securities are securities issued by U.S. Agencies with a fair value of $305,016 (2006 - $313,016).

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

3.	Investments (continued)

The portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history, or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturity securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. Fair value estimates are obtained from multiple sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. Should it become necessary to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as at December 31, 2007.

Management believes the Company’s exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of the Company’s investments. At December 31, 2007 securities with significant exposure to sub-prime borrowers totaled $54,181 in fair value, $58,086 in amortized cost, and $58,331 in par value. By fair value, 90% of these securities are AAA-rated with the remainder AA-rated. The weighted average life of these securities is 3.0 years. Management has determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and credit default insurance. Together with the Company’s investment managers, management continues to monitor potential exposure and the Company will make adjustments to the investment portfolio as appropriate.

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of fixed maturities at December 31, 2007 and 2006.

	2007		2006
	Fair Value	%	Fair Value	%
U.S. Government and Agencies (1)	$1,019,339	27.8	$873,235	28.8
AAA	1,630,939	44.5	1,115,110	36.8
AA	409,058	11.2	312,020	10.3
A	564,174	15.4	704,340	23.3
BBB	39,716	1.1	23,403	0.8

	$3,663,226	100.0	$3,028,108	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage Backed Securities with a fair value of $305,016 (2006 - $313,016).

(b)	The maturity distribution for fixed maturities held at December 31, 2007 was as follows:

	Amortized Cost	Fair Value
Within one year	$295,482	$295,670
From one to five years	1,119,188	1,123,129
From five to ten years	472,986	467,100
More than ten years	1,799,702	1,777,327

	$3,687,358	$3,663,226

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

3.	Investments (continued)

(c)	Investment income earned for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Interest earned on fixed maturities, cash and cash equivalents	$193,430	$157,915	$117,677
Interest earned on funds withheld	2,945	1,015	670
Amortization of premium on fixed maturities	(5,146)	(6,052)	(9,293)
Investment expenses	(3,023)	(2,848)	(2,219)

	$188,206	$150,030	$106,835

(d)	The net realized losses and the change in net unrealized appreciation (depreciation) on fixed maturities and reinsurance private equity investments (collectively “investments”) for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized losses:
Gross realized gains	$11,643	$11,143	$18,874
Gross realized losses	(15,660)	(16,941)	(19,617)

Net realized losses on sale of fixed maturities	(4,017)	(5,798)	(743)

Net change in unrealized appreciation (depreciation) of investments	369	(30,441)	(13,364)

Total net realized gains (losses) and change in unrealized depreciation on investments	$(3,648)	$(36,239)	$(14,107)

(e)	The Company endeavors to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, perhaps greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. The Company has the intent and ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time the Company would expect to realize an other than temporary impairment on a fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. For the year ended December 31, 2007 the Company has recorded an other than temporary impairment of $1,089, which is included in realized losses on the consolidated statements of income and comprehensive income.

Of the total holding of 1,408 securities, 737 had unrealized losses at December 31, 2007. Fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2007 and 2006 were as follows:

	Less than 12 months		12 months or longer		Total
2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$244,684	$8,591	$23,632	$70	$268,316	$8,661
U.S. Corporate Securities	1,045,321	32,668	26,530	610	1,071,851	33,278
Other Corporate Securities	6,972	48	—	—	6,972	48
Asset and Mortgage Backed Securities	331,995	7,820	5,622	148	337,617	7,968
Collateralized Mortgage Obligations	182,716	3,430	—	—	182,716	3,430

	$1,811,688	$52,557	$55,784	$828	$1,867,472	$53,385

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

3.	Investments (continued)

	Less than 12 months		12 months or longer		Total
2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$318,008	$7,017	$31,030	$915	$349,038	$7,932
U.S. Corporate Securities	849,830	17,239	27,420	941	877,250	18,180
Other Corporate Securities	25,360	353	—	—	25,360	353
Asset and Mortgage Backed Securities	376,658	7,304	4,914	85	381,572	7,389
Collateralized Mortgage Obligations	215,135	4,005	816	22	215,951	4,027

	$1,784,991	$35,918	$64,180	$1,963	$1,849,171	$37,881

(f)	The majority of the Company’s alternative investments at December 31, 2007 comprise a funds portfolio owned by Max Diversified and managed by Alstra Capital Management, LLC (“the Manager”), an affiliate of one of the Company’s directors. As of December 31, 2007, Max Diversified was invested in 35 underlying alternative investment funds representing the following investment strategies: distressed investing, diversified arbitrage, emerging market, event driven arbitrage, fixed income arbitrage, global macro, long/short credit, long/short equity, and opportunistic investing.

The Company is able to liquidate the alternative investments held through Max Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which Max Diversified is invested require 30 days notice of liquidation, and may be liquidated on a monthly, quarterly or longer basis. In accordance with the Company’s investment guidelines, a minimum of 80% of the alternative investment portfolio must be maintained in funds with monthly or quarterly liquidity.

Prior to October 1, 2005, the Manager was a subsidiary of Moore Capital Management, LLC (“MCM”) and an affiliate of certain of the Company’s shareholders. As of October 1, 2005, the senior management team of the Manager became the majority shareholder of the Manager. Certain funds in the portfolio are managed by MCM. For the year ended December 31, 2007, the Company paid MCM $6,930 (2006 - $3,436; 2005 - $3,909) for investment management services. In addition, as the fund advisor of Max Diversified, the Manager earned $14,705 for the year ended December 31, 2007 (2006 - $8,896; 2005 - $7,916).

All investment fees incurred on the alternative investments are deducted from net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(g)	In May 2001, the Company made an initial equity investment of $15,000 for 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The investment in Grand Central Re is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. The Board of Directors of Grand Central Re placed the company into run-off in 2004. As a result of this decision, Grand Central Re requested and received permission from the Bermuda Minister of Finance to return a portion of its capital to shareholders in 2005. As a result of capital being returned the Company’s remaining equity investment is $4,500 at December 31, 2007 (2006 - $4,500).

Max Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2007 were approximately $800 (2006 - $800; 2005 - $4,624) and are included in other income in the consolidated statements of income and comprehensive income.

Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda also entered into an aggregate stop loss contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Bermuda on one of its underlying reinsurance contracts. This underlying contract was commuted in September 2007, and as a result the loss recoverable from Grand Central Re has been adjusted to a final settlement amount. Max Bermuda did not cede any new business to Grand Central Re in 2007, 2006 or 2005.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

3.	Investments (continued)

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss agreements with Grand Central Re:

	2007	2006	2005
Balance Sheet
Losses and benefits recoverable from reinsurers	$117,752	$222,087	$237,422
Deposit liabilities	28,292	29,137	36,396
Funds withheld from reinsurers	141,206	221,371	229,046
Reinsurance balances payable	23,025	25,133	30,367

	2007	2006	2005
Income Statement
Reinsurance premiums ceded	$(387)	$3,238	$31,132
Earned premiums ceded	(387)	3,238	37,882
Other income	800	830	4,624
Losses and benefits	(6,949)	1,801	41,076
Interest expense	13,919	9,354	7,351

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

4.	Business Combination

On April 2, 2007, Max USA acquired 100% of the outstanding and issued common shares of Max Specialty, an inactive U.S.-domiciled excess and surplus lines insurer. This transaction, together with the incorporation of Max USA in December of 2006, provided the Company with a U.S.-based platform from which to provide eligible non-admitted excess and surplus lines insurance within the United States. The total purchase price was $41,915. Goodwill and intangible assets with indefinite lives arising from the acquisition of this U.S.-domiciled platform were $11,975 and $8,400 respectively, and are included in other assets on the Company’s consolidated balance sheet.

At the date of acquisition, a party related to the seller (“the guarantor”) assumed all known, unknown and contingent liabilities of Max Specialty relating to events occurring on or before the acquisition date. In addition, the guarantor entered into a reinsurance agreement to fully assume $23,159 of outstanding loss reserves of Max Specialty on the acquisition date. These loss reserves and a reinsurance recoverable of the same amount were recorded on the date of acquisition. To the extent the guarantor does not meet its obligation under these agreements, Max Specialty remains liable for these liabilities.

In addition to the loss reserves and related reinsurance recoverable, the assets and liabilities of Max Specialty and Max USA included fixed maturity securities on deposit with regulatory authorities of $10,087, cash and accrued interest of $9,913, tangible assets of $1,540 and insurance licenses of $8,400. These assets were recorded at their fair values on the date of acquisition, with the resulting excess purchase price being recorded as goodwill.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

5.	Goodwill and intangible assets

Goodwill and intangible assets with indefinite lives are included within other assets on the consolidated balance sheet. As at December 31, 2007 and 2006 goodwill totaled $11,975 and $nil, respectively. As at December 31, 2007 and 2006 intangible assets totaled $8,400 and $nil, respectively. The goodwill and intangible assets were assessed for impairment as at December 31, 2007 and no impairment was identified.

6.	Property and casualty losses and loss adjustment expenses

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

The summary of changes in outstanding property and casualty losses at December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Gross balance at January 1	$2,335,109	$2,006,032	$1,455,099
Less: Reinsurance recoverables and deferred charges	(495,547)	(409,395)	(298,086)

Net balance at January 1	1,839,562	1,596,637	1,157,013

Incurred losses related to:
Current year	394,146	430,396	588,876
Prior years	(63,752)	(10,177)	139,377

Total incurred	330,394	420,219	728,253

Paid losses related to:
Current year	(20,300)	(15,688)	(65,596)
Prior years	(361,702)	(169,008)	(217,637)

Total paid	(382,002)	(184,696)	(283,233)

Foreign currency revaluation	6,894	7,402	(5,396)
Net balance at December 31	1,794,848	1,839,562	1,596,637
Plus: Reinsurance recoverables and deferred charges	539,029	495,547	409,395

Gross balance at December 31	$2,333,877	$2,335,109	$2,006,032

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

6.	Property and casualty losses and loss adjustment expenses (continued)

Year ended December 31, 2007

Incurred losses related to prior years of $(63,572) for the year ended December 31, 2007 are comprised of the following components:

•	The settlement of a large block of prior period reinsurance reserves resulting in a net favorable development of $15,200 and net paid losses related to prior years of $131,888;

•

Favorable development of $13,000 on one alternative risk reinsurance contract where reserves were released based on updated information received from a client. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses in excess of pre-determined thresholds, an offsetting decrease in additional premium was recorded and earned in the amount of $15,208;

•

Adverse development of $20,031 on a marine reinsurance quota share contract that had losses in relation to the 2005 hurricanes. As a result of this development the contract has reached the aggregate limit;

•

Favorable development of $5,637 arising from changes in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment;

•

The net favorable loss development for the Company’s reinsurance segment of $40,943, excluding the development described above, arising from the re-estimation of liabilities is the result of the quarterly and annual actuarial review process. During the year ended December 31, 2007, a large number of contracts were adjusted to reflect either favorable or adverse development which has aggregated to produce net favorable development. There were no individual contracts or lines of business with significant development. Marine, medical malpractice, professional liability and workers compensation all had between $5,000 and $10,000 in favorable development, with most other lines of business having between $nil and $5,000 in favorable development; and

•

The net favorable loss development for the Company’s insurance segment of $8,823 arising from the re-estimation of liabilities principally relates to property contracts which had exposure to the 2005 hurricanes.

Year ended December 31, 2006

Incurred losses related to prior years of ($10,177) for the year ended December 31, 2006 are comprised of the following components:

•

Favorable development of $4,252 arising from changes in premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment; and

•

The net favorable loss development of $6,716 arising from the re-estimation of liabilities principally relates to the Company’s 2003 excess liability insurance products, which are developing more favorably than originally estimated. Accordingly, the Company reduced gross reserves by $35,500 and losses recoverable from reinsurers by $15,000, to reflect the change in estimates. In addition, there has been partially offsetting adverse development on the property and casualty reinsurance business, including $8,600 in relation to the Company’s 2005 hurricane losses.

Year ended December 31, 2005

Incurred losses related to prior years of $139,377 for the year ended December 31, 2005 are comprised of the following components:

•	Amortization of deferred charges on retroactive contracts of $4,407;

•

Favorable development of $386 arising from changes in premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment; and

•

The net unfavorable loss development of $134,584 arising from the re-estimation of liabilities is related to the Company’s reinsurance segment. The net adverse development primarily relates to two alternative risk reinsurance contracts where reserves were strengthened based on additional loss activity reported to our client and loss activity greater than originally estimated. Due to contractual features requiring additional premiums and interest thereon in the event of additional losses in excess of pre-determined thresholds, additional premiums were recorded and earned in the amount of $181,996. The net effect of the development on income was a charge of $25,208. Additional details on the two contracts and the information that resulted in the recognition of additional loss activity follows.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

6.	Property and casualty losses and loss adjustment expenses (continued)

The first contract is an alternative risk transfer excess of loss contract that covers workers compensation business written by our client in 2001. The contract has two provisions for additional premiums when subject losses reach specific thresholds. The Company has historically found the client’s estimate of ultimate losses to be below the level estimated by the Company. At December 31, 2004, the Company’s estimate was $212,000 compared to the client’s loss estimate of $199,300. During 2005, the client’s loss estimate increased to a level that exceeded the Company’s estimate due to additional loss activity reported to our client. Based on the additional information the Company determined the need to record additional losses to the limit of the contract and, accordingly, it recognized $59,000 in additional losses during 2005.

The second contract is a three year whole account coverage alternative risk transfer excess of loss contract that incepted in 2002. The contract has three provisions for additional premiums when subject losses reach specific thresholds and depending on the type of losses. While the Company’s recorded net loss estimate at December 31, 2004 was consistent with amounts being reported by the client, the number and value of losses reported by the client was higher than originally expected on the contract. Consequently, during 2005 the Company initiated and conducted a claims audit of the client’s records to verify the loss estimates. Based on the results of the claims audit and additional actuarial analysis completed in 2005, the Company determined that loss activity was greater than originally estimated and that losses under the contract would reach the aggregate limits. Accordingly the Company recognized $152,600 in additional losses during 2005.

Included in deposit liabilities is $157,179 (2006 - $137,323) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

7.	Life and annuity benefits

Life and annuity benefits at December 31, 2007 and 2006 was as follows:

	2007	2006
Life	$136,412	$139,988
Annuities	892,745	560,932
Accident and health	174,352	194,640

	$1,203,509	$895,560

Losses recoverable relating to life and annuity contracts of $40,469 in 2007 (2006 - $42,462) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

All annuities included in life and annuity benefits in the accompanying consolidated balance sheets are not subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2007 are annuities of $4,625 (2006 - $6,004), which are subject to discretionary withdrawal. Deposit liabilities also include $49,288 (2006 - $51,486) representing the account value of a universal life reinsurance contract as prescribed under Statement of Financial Accounting Standard No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”

8.	Reinsurance

The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits expenses are net of losses and benefits recoverable of $134,184 in 2007 (2006 - $113,899; 2005 - $163,318) under these agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers. With the exception of Grand Central Re which is rated “NR4” by A.M. Best Company, all of the Company’s remaining recoverables are with reinsurers rated “A- (excellent)” or higher by A.M. Best Company. The Company retains funds from Grand Central Re amounting to approximately 107.5% of the loss recoverable from them. The Company has net uncollateralized recoverables of $443,129 which are divided between more than 30 reinsurers rated “A-” or better by A.M. Best Company.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

8.	Reinsurance (continued)

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Premiums written			Premiums earned
Property and casualty	2007	2006	2005	2007	2006	2005
Direct	$431,169	$396,594	$355,296	$415,764	$373,913	$301,213
Assumed	345,156	423,555	615,720	356,448	456,283	671,356
Ceded	(281,162)	(229,816)	(197,505)	(255,734)	(209,506)	(192,616)

Net	$495,163	$590,333	$773,511	$516,478	$620,690	$779,953

	Premiums written			Premiums earned
Life and annuity	2007	2006	2005	2007	2006	2005
Assumed	$301,961	$45,048	$275,015	$301,961	$45,048	$275,015
Ceded	(534)	(730)	(1,469)	(534)	(730)	(1,469)

Net	$301,427	$44,318	$273,546	$301,427	$44,318	$273,546

Total	$796,590	$634,651	$1,047,057	$817,905	$665,008	$1,053,499

9.	Bank loans

In February 2003, the Company completed a sale of 127,549 shares of its subsidiary, Max Diversified to a third party financial institution (the “Bank”) for a fair value of $150,000 (the “notional amount”). Simultaneous with the sale, the Company entered into a total return swap with the Bank whereby the Company receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The terms of the share sale obligate the Bank to sell the shares to the Company and give the Company the right to repurchase the shares at fair value at termination of the total return swap. On February 28, 2007 the Company amended the swap transaction. The notional amount under the swap was increased to $235,000 and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300,000; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits the Company to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Diversified shares with a fair value of $93,433 at December 31, 2007 were pledged to the Bank as collateral and to which the Company is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under GAAP, the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. The net amount receivable or due under the total return swap is included in accounts payable. At December 31, 2007 and 2006, the net amounts receivable under the total return swap included in accounts payable were $1,327 and $3,487, respectively. For the years ended December 31, 2007, 2006 and 2005, the interest expense on the loan was $15,886, $12,358 and $8,047, respectively.

Changes in the notional amount previously included in accounts payable at December 31, 2006 and 2005, of $60,000 and $50,000, respectively, have been reclassified to bank loans to conform to the presentation adopted in the current year. Cash flows from operating activities for the years ended December 31, 2006 and 2005 have been correspondingly reduced by $15,000 and $10,000, respectively, with cash flows provided by financing increased by $15,000 and $10,000, respectively. This reclassification has no effect on the net income or retained earnings of any period.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

9.	Bank loans (continued)

On April 3, 2007 the Company borrowed $50,000 under a revolving loan facility for the capitalization of Max USA. This loan renews at intervals of 1-6 months at the Company’s option, at which time the interest rate is reset to LIBOR plus a premium based on the Company’s current debt rating. As of December 31, 2007, $50,000 remains outstanding on this loan at a 5.63% interest rate. The fair value of this loan approximates the carrying value as of December 31, 2007. Interest expense in connection with this loan was $2,591 for the year ended December 31, 2007.

10.	Senior notes

On April 16, 2007, Max USA privately issued $100,000 principal amount of 7.20% senior notes, due April 14, 2017 (the “senior notes”), with interest payable on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of the Company. The senior notes are fully and unconditionally guaranteed by Max Capital. Interest expense in connection with these senior notes was $5,100 for the year ended December 31, 2007. The effective interest rate related to the senior notes, based on the net proceeds received, is approximately 7.27%. The fair value of the senior notes was $105,890 as of December 31, 2007. The net proceeds from the sale of the senior notes were $99,497 and they were used to repay a bank loan used to acquire and capitalize Max Specialty.

11.	Pension and deferred compensation plans

The Company sponsors a number of defined contribution retirement plans including a plan under the Bermuda National Pension Scheme Act, 1998, a qualified 401k plan for U.S. citizens, a separately administered defined contribution plan for the Irish subsidiary companies as well as a deferred compensation plan. The Company also has established a qualified 401k plan for its U.S. subsidiary. Under these plans, employees’ contributions are matched by the Company up to 10% of salary. Company contributions are subject to vesting provisions. Pension expenses totaled $2,626 for the year ended December 31, 2007 (2006 - $1,754; 2005 - $1,522).

12.	Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to certain provisions of the Company’s bye-laws that reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise to less than 9.5% of total voting power of our capital stock unless waived by the Board of Directors.

The Company’s board of directors declared dividends of $0.07 per share on each of February 9, 2007 and May 4, 2007, and $0.09 per share on July 27, 2007 and November 1, 2007 payable to shareholders of record on February 23, 2007, May 18, 2007, August 10, 2007 and November 15, 2007, respectively.

During the year ended December 31, 2007; the Company repurchased 4,289,251 common shares at an average price of $26.66 per common share for a total amount of $114,355, including the costs incurred to effect the repurchases. At December 31, 2007, the remaining authorization under the Company’s share repurchase program was $75,245.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

12.	Shareholders’ equity (continued)

Warrants

In connection with the issuance of certain shares, the Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2005	9,138,211	9,138,211	$15.31	$5.77	$15.00-$18.00
Warrants exercised	(338,304)		$15.35

Balance, December 31, 2006	8,799,907	8,799,907	$15.31	$5.76	$15.00-$18.00
Warrants exercised	(1,068,933)		$15.32

Balance, December 31, 2007	7,730,974	7,730,974	$15.31	$5.76	$15.00-$18.00

13.	Stock incentive plan

In June 2000, the shareholders of the Company approved the adoption of a Stock Incentive Plan (“the Plan”) under which it may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted shares, restricted stock units, share awards or other awards. In May 2002 and April 2005, the shareholders of the Company approved the adoption of amendments to the Plan, increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors (“the Committee”).

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

The Company adopted Statement of Financial Accounting Standard No. 123R “Share-Based Payment” (“FAS 123R”) effective January 1, 2006 using the modified prospective method to account for share based payments made to employees. The modified prospective method is similar to the modified prospective method described in Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

FAS 123R requires consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees. The Company has considered expected forfeitures and awards granted to retirement-eligible employees in the determination of stock-based compensation expense and they did not have a material effect on operating results during the year.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

13.	Stock incentive plan (continued)

If the Company were to recognize compensation expense over the relevant service period under the fair value method of FAS 123R with respect to stock options granted for the year ended December 31, 2002 and all prior years, net income would have decreased from the amount reported for the year ended December 31, 2005, resulting in pro forma net income and earnings per share as follows:

2005
Net income, as reported	$9,505
Add: Stock-based employee compensation expense included in reported net income	982
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,204)

Pro forma net income	$8,283

Earnings per share, as reported
Basic	$0.20
Diluted	$0.18
Earnings per share, pro forma
Basic	$0.17
Diluted	$0.16

The Company granted 101,081, 940,884 and 64,123 stock options for the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with FAS 123R, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2007	2006	2005
Option valuation assumptions:
Expected option life	7 years	7 years	7 years
Expected dividend yield	1.48%	0.91%	0.73%
Expected volatility	21.54%	15.16%	22.55%
Risk-free interest rate	4.66%	4.61%	4.65%
Forfeiture rate	0%	0%	0%

The Company recognized $2,886, $2,373 and $982 of stock-based compensation expense related to stock option awards for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $2,609, which is expected to be recognized over a weighted average period of 2.97 years.

Total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $5,000, $3,968 and $1,412, respectively. The intrinsic value of stock options outstanding at December 31, 2007 is $16,203 (vested options -$15,051).

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

13.	Stock incentive plan (continued)

A summary of Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2004	1,344,921	2,168,979	1,314,512	$15.29	$5.15	$10.26-$ 22.74
Increase in shares available	3,000,000	—
Options granted	(64,123)	64,123		$25.49	$7.02	$23.08-$ 26.70
Options exercised	—	(166,233)		$15.88		$15.00-$ 19.48
Stock grants	(1,250)	—
Restricted stock issued	(525,650)	—
Restricted stock forfeited	9,717	—

Balance, December 31, 2005	3,763,615	2,066,869	1,557,371	$15.54	$5.17	$10.26-$ 26.70
Increase in shares available	—	—
Options granted	(940,884)	940,884		$27.06	$7.08	$23.21-$ 36.26
Options exercised	—	(455,020)		$15.51		$11.50-$ 16.00
Options forfeited	—	(1,400)		$20.94		$11.19-$ 24.84
Restricted stock issued	(770,078)	—
Restricted stock forfeited	88,737	—

Balance, December 31, 2006	2,141,390	2,551,333	1,692,204	$19.82	$5.85	$10.26-$ 36.26
Increase in shares available	—	—
Options granted	(101,081)	101,081		$27.00	$6.00	$24.40-$ 32.82
Options exercised	—	(466,665)		$15.01		$10.26-$ 19.48
Options forfeited	—	—
Restricted stock units issued	(295,232)	—
Restricted stock issued	(707,439)	—
Restricted stock forfeited	19,690	—

	1,057,328	2,185,749	1,560,310	$21.18	$6.04	$10.95-$ 36.26

Restricted Stock Awards

Restricted stock issued under the Plan have terms set by the Committee. These shares contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the stock awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $14,894, $14,072 and $10,014 for years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2007, and changes during the year ended December 31, 2007, follow:

	Non-Vested Restricted Stock	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	1,660,602	$23.50
Restricted Stock Granted	707,439	$24.23
Restricted Stock Vested	(540,563)	$23.20
Restricted Stock Forfeited	(19,690)	$24.68

Balance, December 31, 2007	1,807,788	$24.19

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

14.	Taxation

Max Capital and Max Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in the United States and Ireland are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the years 2003 to the present. The tax years open to examination by the Irish Revenue Commissioners for the Irish-based subsidiaries are the years 2003 to the present.

The Company adopted the provisions of FIN 48 as of January 1, 2007. For the year ended December 31, 2007, the Company did not record any unrecognized tax benefits or expenses as a result of the adoption of FIN 48 and there was no adjustment to opening retained earnings. The Company has not recorded any interest or penalties during the year ended December 31, 2007.

The Company records income taxes during the year based on the estimated effective annual rates for each of the years ended December 31, 2007, 2006 and 2005. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

The components of income taxes attributable to operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Current expense:
United States	$—	$—	$—
Ireland	1,442	1,529	526

	1,442	1,529	526

Deferred (benefit) expense:
United States	(893)	—	—
Ireland	(971)	(429)	446

	(1,864)	(429)	446

Income tax (benefit) expense on net income	$(422)	$1,100	$972

Income tax (benefit) expense on net income	$(422)	$1,100	$972
Income tax expense on other comprehensive income	893	—	—

Total income tax	$471	$1,100	$972

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 34% and 12.5% have been used for the United States and Ireland, respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	2007	2006	2005
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$(4,996)	$1,647	$1,372
Addition to (reduction in) income tax (benefit) expense resulting from:
Valuation allowance on deferred tax assets	4,680	—	—
Income tax benefit on intercompany transactions	(144)	(550)	(370)
Prior year adjustment	(501)	3	(30)
Permanent differences	539	—	—

Income tax (benefit) expense	$(422)	$1,100	$972

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

14.	Taxation (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	2007	2006	2005
Deferred tax asset:
Net operating loss carryforward	$4,678	$—	$—
Deferred acquisition costs, net	782	—	—
Net unearned property and casualty premiums	131	—	—
Deferred compensation	431	—	—
Capitalized professional fees	287	—	—
Other	5	—	—

Gross deferred tax asset	6,314	—	—
Less valuation allowance	4,680	—	—

Deferred tax asset	1,634	—	—

Deferred tax liability:
Net unrealized appreciation on fixed maturities	893	—	—
Goodwill amortization	277	—	—
Other	34	—	—

Deferred tax liability	1,204	—	—

Net deferred tax asset	$430	$—	$—

At December 31, 2007 and 2006, the Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $13,726 and $nil, respectively. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2026 and 2027.

The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

15.	Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations, Max Bermuda is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus required at December 31, 2007 was approximately $270,000 and actual statutory capital and surplus was approximately $1,600,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes.

Max Bermuda is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2007, the Company met the minimum liquidity ratio requirement.

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance and reinsurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited and Max Re Europe Limited are required to maintain technical reserves and a minimum solvency margin. As of December 31, 2007, Max Insurance Europe Limited and Max Re Europe Limited maintain sufficient technical reserves and met the minimum solvency margin requirement.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

15.	Statutory requirements and dividend restrictions (continued)

Max Specialty files financial statements prepared in accordance with statutory accounting practices prescribed or permitted by U.S. insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income and GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and GAAP shareholders’ equity are unrealized appreciation or decline in value of investments and non-admitted assets.

The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda, Ireland and the United States. Max Bermuda, Max Insurance Europe Limited and Max Re Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their statutory surplus below the required minimum. The laws of the domicile state of Delaware govern the amount of dividends that may be paid by Max Specialty. Max Bermuda is also subject to certain restrictions under its credit facilities that affect its ability to pay dividends to the Company. The Company paid dividends of $0.32 per share in 2007 compared to $0.24 per share and $0.18 per share during 2006 and 2005, respectively.

16.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Basic earnings per share:
Net income	$303,249	$216,888	$9,505
Weighted average common shares outstanding	59,892,414	59,655,636	48,685,954

Basic earnings per share	$5.06	$3.64	$0.20

Diluted earnings per share:
Net income	$303,249	$216,888	$9,505

Weighted average ordinary shares outstanding - basic	$59,892,414	$59,655,636	$48,685,954
Conversion of warrants	3,467,554	3,201,888	3,146,532
Conversion of options	479,264	401,276	723,529

Weighted average ordinary shares outstanding - diluted	63,839,232	63,258,800	52,556,015

Diluted earnings per share	$4.75	$3.43	$0.18

17.	Commitments and contingencies

(a)	Concentrations of credit risk

The Company’s portfolio of cash and fixed maturities is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of fixed maturities.

The Company’s portfolio of alternative investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Manager of Max Diversified’s portfolio is responsible for managing and monitoring risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its alternative investments.

The Company’s investments are held by three different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes which are certified annually.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

17.	Commitments and contingencies (continued)

(b)	Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $2,583, $1,706, and $1,414, respectively. The rent and maintenance expense under operating leases will range from $3,799 to $7,539 over the next five years.

(c)	Credit facilities

The Company has three credit facilities as of December 31, 2007. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. This credit agreement replaced a credit agreement dated as of June 1, 2005 with Bank of America and various other financial institutions. The primary facility provides for a $450,000 five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150,000 five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary facility may be increased up to a total of $800,000, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary facility. At December 31, 2007, letters of credit totaling $364,339 were outstanding under this facility compared to $380,324 at December 31, 2006 under the replaced credit agreement. At December 31, 2007, fixed maturities and cash equivalents with a fair value of $449,786 were pledged as collateral for these letters of credit compared to $445,141 at December 31, 2006 under the replaced credit agreement. As of December 31, 2007, there was a $50,000 unsecured loan outstanding to Max Capital under this facility, as described in Note 9.

In December 2006, the Company entered into a $100,000 letter of credit facility with The Bank of Nova Scotia. At December 31, 2007 a letter of credit totaling $4,498 was issued and outstanding under this facility. The letter of credit has been collateralized by fixed maturities and cash equivalents with a fair value of $5,030 at December 31, 2007. There were no letters of credit issued or outstanding under this facility at December 31, 2006.

In November 2004, the Company entered into a $20,000 letter of credit facility with ING Bank N.V., London Branch (“ING”). At December 31, 2007 and December 31, 2006, letters of credit totaling $20,000 and $20,000 respectively, were issued by ING under this facility. All letters of credit issued under this facility are collateralized by a portion of the Company’s invested assets. Fixed maturities and cash equivalents with a fair value of $25,262 and $23,566 at December 31, 2007 and 2006, respectively, were pledged as collateral for these letters of credit.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2007.

18.	Subsequent events

Accelerated Share Repurchase Agreement

On December 24, 2007, the Company entered into an agreement effective January 2, 2008 (the “ASR Agreement”), to purchase $50,000 of its common shares from an investment bank pursuant to an accelerated share repurchase program. Under this program, the Company acquired and cancelled 1,419,769 shares on January 24, 2008. When the ASR Agreement expires, the Company expects to receive and subsequently cancel between 157,752 and 387,811 additional shares, with the actual number being determined by the volume weighted average price of the Company’s shares over the period from January 24, 2008 to the date of termination. Apart from the Company’s payment of $50,000 on January 4, 2008, the Company will make no further payments under this ASR Agreement.

Common Shares

On February 8, 2008, under the Board-approved repurchase program, the Company repurchased all of the common shares issued upon the exercise of outstanding warrants by one of the Company’s original shareholders. A total of 1,031,178 common shares were repurchased at a price of $28.78 per common share for a total of $29,675.

On each of February 8 and 12, 2008, the Company’s Board of Directors authorized an increase in the share repurchase program. Following this increase, the amount remaining under the Company’s share repurchase program was $100,000.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

19.	Segment information

The Company operates in four segments: property and casualty reinsurance, property and casualty insurance, U.S. excess and surplus lines insurance and life and annuity reinsurance. Within the property and casualty reinsurance segment, the Company offers quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by the Company’s clients. In the property and casualty insurance segment, the Company generally offers excess of loss capacity on specific risks related to individual insureds. The U.S. excess and surplus lines insurance segment comprises the underwriting operations of the Company’s U.S.-based business, which offers property and casualty insurance as an eligible non-admitted insurer on an excess and surplus basis in the United States. Within the life and annuity reinsurance segment, the Company currently offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies. The Company also has a corporate function that manages the Company’s investment and financing activities.

The U.S. excess and surplus lines insurance segment has its own portfolio of fixed maturities investments. The investment income earned by the Company’s U.S. subsidiaries is reported in that segment. Invested assets relating to the three non-U.S. segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio (collectively referred to as the “non-U.S. portfolio”) are not directly captured in the non-U.S. segment results. However, because of the longer duration of liabilities on casualty business and life and annuity business, investment returns are important in evaluating the profitability of these segments. Accordingly, the Company allocates investment returns from the non-U.S. portfolio to each non-U.S. segment. This is based on a notional allocation of invested assets from the total portfolio using durations that are determined based on estimated cash flows into and out of each non-U.S. segment. The balance of investment returns are allocated to the corporate function. The investment returns for the Company’s strategic private equity reinsurance investments are allocated entirely to the corporate function.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

19.	Segment information (continued)

A summary of operations by segment for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Property & Casualty				Life & Annuity
2007	Reinsurance	Insurance	Excess & Surplus	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$345,156	$382,926	$48,243	$776,325	$301,961	$—	$1,078,286
Reinsurance premiums ceded	(44,565)	(201,987)	(34,610)	(281,162)	(534)	—	(281,696)

Net premiums written	$300,591	$180,939	$13,633	$495,163	$301,427	$—	$796,590

Earned premiums	$356,448	$398,776	$16,988	$772,212	$301,961	$—	$1,074,173
Earned premiums ceded	(43,501)	(199,223)	(13,010)	(255,734)	(534)	—	(256,268)

Net premiums earned	312,947	199,553	3,978	516,478	301,427	—	817,905
Net investment income	41,025	16,160	5,974	63,159	33,936	91,111	188,206
Net gains on alternative investments	53,021	14,271	—	67,292	60,713	58,716	186,721
Net realized gains on sale of fixed maturities	—	—	—	—	—	(4,017)	(4,017)
Other income	—	—	—	—	—	745	745

Total revenues	406,993	229,984	9,952	646,929	396,076	146,555	1,189,560

Losses and expenses
Losses and benefits	173,317	153,816	3,261	330,394	345,602	—	675,996
Acquisition costs	60,910	(1,162)	376	60,124	1,236	—	61,360
Interest expense	11,890	—	—	11,890	6,864	23,909	42,663
General and administrative expenses	28,394	19,348	17,430	65,172	2,813	38,729	106,714

Total losses and expenses	274,511	172,002	21,067	467,580	356,515	62,638	886,733

Income before taxes	$132,482	$57,982	$(11,115)	$179,349	$39,561	$83,917	$302,827

Loss ratio *	55.4%	77.1%	82.0%	64.0%	***
Combined ratio **	83.9%	86.2%	n/a	88.2%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.

**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.

***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

19.	Segment information (continued)

	Property & Casualty				Life & Annuity
2006	Reinsurance	Insurance	Excess & Surplus	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$423,555	$396,594	$—	$820,149	$45,048	$—	$865,197
Reinsurance premiums ceded	(35,267)	(194,549)	—	(229,816)	(730)	—	(230,546)

Net premiums written	$388,288	$202,045	$—	$590,333	$44,318	$—	$634,651

Earned premiums	$456,283	$373,913	$—	$830,196	$45,048	$—	$875,244
Earned premiums ceded	(33,470)	(176,036)	—	(209,506)	(730)	—	(210,236)

Net premiums earned	422,813	197,877	—	620,690	44,318	—	665,008
Net investment income	38,613	14,852	—	53,465	29,013	67,552	150,030
Net gains on alternative investments	20,167	5,168	—	25,335	22,901	36,514	84,750
Net realized gains on sale of fixed maturities	—	—	—	—	—	(5,798)	(5,798)
Other income	—	—	—	—	—	1,021	1,021

Total revenues	481,593	217,897	—	699,490	96,232	99,289	895,011

Losses and expenses
Losses and benefits	296,036	124,183	—	420,219	77,750	—	497,969
Acquisition costs	77,330	(136)	—	77,194	1,739	—	78,933
Interest expense	(3,828)	—	—	(3,828)	5,233	12,427	13,832
General and administrative expenses	23,484	15,641	—	39,125	3,038	44,126	86,289

Total losses and expenses	393,022	139,688	—	532,710	87,760	56,553	677,023

Income before taxes	$88,571	$78,209	$—	$166,780	$8,472	$42,736	$217,988

Loss ratio *	70.0%	62.8%	—	67.7%	***
Combined ratio **	93.9%	70.6%	—	86.4%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.

**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.

***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measure for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

19.	Segment information (continued)

	Property & Casualty				Life & Annuity
2005	Reinsurance	Insurance	Excess & Surplus	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$615,720	$355,296	$—	$971,016	$275,015	$—	$1,246,031
Reinsurance premiums ceded	(51,767)	(145,738)	—	(197,505)	(1,469)	—	(198,974)

Net premiums written	$563,953	$209,558	$—	$773,511	$273,546	$—	$1,047,057

Earned premiums	$671,356	$301,213	$—	$972,569	$275,015	$—	$1,247,584
Earned premiums ceded	(64,287)	(128,329)	—	(192,616)	(1,469)	—	(194,085)

Net premiums earned	607,069	172,884	—	779,953	273,546	—	1,053,499
Net investment income	33,244	10,402	—	43,646	26,370	36,819	106,835
Net gains on alternative investments	18,527	3,521	—	22,048	18,374	(537)	39,885
Net realized gains on sale of fixed maturities	—	—	—	—	—	(743)	(743)
Other income	—	—	—	—	—	4,635	4,635

Total revenues	658,840	186,807	—	845,647	318,290	40,174	1,204,111

Losses and expenses
Losses and benefits	552,795	175,458	—	728,253	311,212	—	1,039,465
Acquisition costs	73,617	110	—	73,727	2,497	—	76,224
Interest expense	11,527	—	—	11,527	3,315	7,922	22,764
General and administrative expenses	15,023	9,857	—	24,880	3,487	26,814	55,181

Total losses and expenses	652,962	185,425	—	838,387	320,511	34,736	1,193,634

Income (loss) before taxes	$5,878	$1,382	$—	$7,260	$(2,221)	$5,438	$10,477

Loss ratio *	91.1%	101.5%	—	93.4%	***
Combined ratio **	105.7%	107.3%	—	106.0%	***

*	The loss ratio is calculated by dividing losses and benefits by net premiums earned.

**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.

***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

19.	Segment information (continued)

The Company’s clients are principally located in two geographic regions: North America and Other (predominantly in Europe).

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
North America	$587,680	$553,413	$812,860
Other (predominantly in Europe)	490,607	311,784	433,171
Reinsurance ceded – North America	(227,743)	(171,248)	(163,947)
Reinsurance ceded – Other (predominantly in Europe)	(53,954)	(59,298)	(35,027)

	$796,590	$634,651	$1,047,057

The three largest clients accounted for 19.3%, 6.3% and 2.7%, of the Company’s gross premiums written during the year ended December 31, 2007. There were no clients that accounted for more than 5% of the Company’s gross premiums written during the year ended December 31, 2006. Three customers accounted for 11.5%,10.2% and 7.4%, respectively, of the Company’s gross premiums written during the year ended December 31, 2005.

20.	Quarterly financial results (unaudited)

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$213,598	$241,502	$222,989	$400,197

Net premiums earned	$139,422	$138,011	$177,554	$362,918
Net investment income	42,817	46,369	49,665	49,355
Net gains on alternative investments	54,112	68,087	14,487	50,035
Net realized losses on sale of fixed maturities	(1,043)	(282)	(1,650)	(1,042)
Other income	174	169	244	158

Total revenues	235,482	252,354	240,300	461,424

Losses and expenses
Losses and benefits	107,015	106,501	121,353	341,127
Acquisition costs	14,926	19,732	12,105	14,597
Interest expense	8,107	8,328	13,673	12,555
General and administrative expenses	25,196	26,762	27,783	26,973

Total losses and expenses	155,244	161,323	174,914	395,252

Income before taxes	$80,238	$91,031	$65,386	$66,172

Income tax expense (benefit)	245	(3,109)	(1,380)	3,822

Net income	$79,993	$94,140	$66,766	$62,350

Basic earnings per share	$1.32	$1.55	$1.12	$1.07

Diluted earnings per share	$1.24	$1.45	$1.05	$1.00

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

20.	Quarterly financial results (unaudited) (continued)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$255,924	$283,967	$177,854	$147,452

Net premiums earned	$159,757	$199,189	$147,081	$158,981
Net investment income	34,029	36,497	38,668	40,836
Net gains on alternative investments	54,859	(5,636)	(31,004)	66,531
Net realized gains (losses) on sale of fixed maturities	(1,676)	(5,285)	(288)	1,451
Other income	500	165	167	189

Total revenues	247,469	224,930	154,624	267,988

Losses and expenses
Losses and benefits	125,599	165,324	89,186	117,860
Acquisition costs	21,543	18,847	18,979	19,564
Interest expense	3,295	4,673	(1,650)	7,514
General and administrative expenses	21,509	16,048	21,301	27,431

Total losses and expenses	171,946	204,892	127,816	172,369

Income before taxes	$75,523	$20,038	$26,808	$95,619

Income tax expense	250	306	311	233

Net income	$75,273	$19,732	$26,497	$95,386

Basic earnings per share	$1.27	$0.33	$0.45	$1.59

Diluted earnings per share	$1.19	$0.31	$0.42	$1.51

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(Expressed in thousands of United States Dollars, except per share amounts)

20.	Quarterly financial results (unaudited) (continued)

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$455,689	$245,107	$288,047	$257,188

Net premiums earned	$308,324	$192,656	$295,777	$256,742
Net investment income	23,689	24,965	27,002	31,179
Net gains on alternative investments	14,377	3,597	35,642	(13,731)
Net realized gains (losses) on sale of fixed maturities	390	813	1,624	(3,570)
Other income	1,318	1,182	1,088	1,047

Total revenues	348,098	223,213	361,133	271,667

Losses and expenses
Losses and benefits	268,298	156,458	367,681	247,028
Acquisition costs	21,502	17,921	20,492	16,309
Interest expense	3,057	10,139	2,720	6,848
General and administrative expenses	15,079	12,116	14,195	13,791

Total losses and expenses	307,936	196,634	405,088	283,976

Income (loss) before taxes	$40,162	$26,579	$(43,955)	$(12,309)

Income tax expense	178	194	289	311

Net income	$39,984	$26,385	$(44,244)	$(12,620)

Basic earnings (loss) per share	$0.87	$0.57	$(0.96)	$(0.22)

Diluted earnings (loss) per share	$0.80	$0.53	$(0.96)	$(0.22)

SCHEDULE II

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information (Unaudited)

Balance Sheet

December 31, 2007and 2006

(Expressed in thousands of U.S. Dollars)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$17,368	$21,742
Investments in Subsidiaries	1,731,735	1,364,940
Due from affiliated companies	(110,626)	28,041
Other assets	531	412

Total Assets	$1,639,008	$1,415,135

Liabilities
Bank Loan	50,000	—
Accounts payable and accrued expenses	5,114	3,386

Total Liabilities	55,114	3,386
Shareholders’ Equity
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding		—
Common shares (par value $1) 200,000,000 shares authorized; 57,515,075 shares issued and outstanding (2006 – 60,276,560)	57,515	60,277
Addition paid-in capital	844,455	950,862
Unearned stock grant compensation	(20,341)	(17,570)
Accumulated other comprehensive income (loss)	—	—
Retained earnings	702,265	418,180

Total Shareholders’ Equity	$1,583,894	$1,411,749

Total Liabilities and Shareholders’ Equity	$1,639,008	$1,415,135

See accompanying report

SCHEDULE II (Continued)

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

Statement of Income and Comprehensive Income

For the years ended December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. Dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenue
Net investment income	$318,105	$219,899	$12,119
Expenses
Interest Expense	4,004	—	—
General and administrative expenses	10,852	3,011	2,614

Net Income	$303,249	$216,888	$9,505
Unrealized gains arising during the year	—	—	—
Adjustments for re-classification of (gains) realized in income	—	—	—
Comprehensive Income	$303,249	$216,888	$9,505

See accompanying report

SCHEDULE II (Continued)

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

Statement of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. Dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Operating activities:
Net income	$303,249	$216,888	$9,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned stock based compensation	17,780	16,445	10,996
Other assets	(119)	121	159
Accounts payable and accrued expenses	1,728	1,725	1,184
Due from affiliated companies	138,667	6,573	(20,688)
Equity in net earnings of subsidiaries	(317,137)	(219,381)	(11,589)

Net cash used in (provided by) operating activities	144,168	22,371	(10,433)
Investing activities:
Investments in subsidiaries	(70,000)	(15,000)	(272,515)
Dividends received	—	—	13,660

Net cash used in (provided by) investing activities	(70,000)	(15,000)	(258,855)
Financing Activities:
Net proceeds from issuance of common shares	4,976	11,503	286,027
Repurchase of common shares	(114,355)	(18)	(7,360)
Proceeds from bank loan	50,000	—	—
Notes and loans repaid	—	465	10,050
Dividend paid	(19,163)	(14,273)	(8,955)

Net cash (provided by) used in financing activities	(78,542)	(2,323)	279,762
Increase in cash and cash equivalents	(4,374)	5,048	10,474
Cash and cash equivalents, beginning of period	21,742	16,694	6,220

Cash and cash equivalents, end of period	$17,368	$21,742	$16,694

See accompanying report

SCHEDULE III

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2007

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net investment income and Net gains on alternative investments	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$24,767	$1,441,993	$224,137	$312,947	$94,046	$173,317	$60,910	$300,591	$28,394
Property & Casualty Insurance	12,194	866,782	184,189	199,553	30,431	153,816	(1,162)	180,939	19,348
Life Reinsurance	7,607	1,203,509	—	301,427	94,649	345,602	1,236	301,427	2,813
U.S. -based excess and surplus lines	(381)	25,102	31,255	3,978	5,974	3,261	376	13,633	17,430
Not allocated to segments	—	—	—	—	149,827	—	—	—	38,729

Total	44,187	3,537,386	439,581	817,905	374,927	675,996	61,360	796,590	106,714

Year ended December 31, 2006

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net investment income and Net gains on alternative investments	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$34,569	$1,702,222	$231,726	$422,813	58,780	$296,036	$77,330	$388,288	$23,484
Property & Casualty Insurance	5,887	632,887	204,750	197,877	20,020	124,183	(136)	202,045	15,641
Life Reinsurance	8,608	895,560	—	44,318	51,914	77,750	1,739	44,318	3,038
Not allocated to segments	—	—	—	—	104,066	—	—	—	44,126

Total	49,064	3,230,669	436,476	665,008	234,780	497,969	78,933	634,651	86,289

Year ended December 31, 2005

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net investment income and Net gains on alternative investments	Losses and Loss Expense	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Property & Casualty Reinsurance	$44,858	$1,549,972	$261,522	$607,069	51,771	$552,795	$73,617	$563,953	$15,023
Property & Casualty Insurance	3,711	456,060	181,454	172,884	13,923	175,458	110	209,558	9,857
Life Reinsurance	20,446	854,224	—	273,546	44,744	311,212	2,497	273,546	3,487
Not allocated to segments	—	—	—	—	36,282	—	—	—	26,814

Total	69,015	2,860,256	442,976	1,053,499	146,720	1,039,465	76,224	1,047,057	55,181

See accompanying report

SCHEDULE IV

MAX CAPITAL GROUP LTD.

Reinsurance

December 31, 2007, 2006 and 2005

(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2007	$431,169	$281,696	$647,117	$796,590	81%
Year ended December 31, 2006	$396,594	$230,546	$468,603	$634,651	74%
Year ended December 31, 2005	$355,296	$198,974	$890,735	$1,047,057	85%

See accompanying report