Form 10-Q
period 2008-03-31
MAX CAPITAL GROUP LTD.
filed 2008-05-07
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company”, in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of April 15, 2008 was 56,450,858.

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$495,344	$397,656
Fixed maturities, available for sale, at fair value	3,671,112	3,663,226
Alternative investments, at fair value	999,805	1,061,734
Accrued interest income	47,960	49,100
Premiums receivable	519,034	432,965
Losses and benefits recoverable from reinsurers	633,176	578,333
Funds withheld	13,677	13,823
Deferred acquisition costs	52,671	44,187
Prepaid reinsurance premiums	161,103	130,071
Trades pending settlement	71,051	112,423
Other assets	54,502	53,684

Total assets	$6,719,435	$6,537,202

LIABILITIES
Property and casualty losses	$2,435,384	$2,333,877
Life and annuity benefits	1,256,521	1,203,509
Deposit liabilities	221,207	220,513
Funds withheld from reinsurers	170,987	169,263
Unearned property and casualty premiums	537,580	439,581
Reinsurance balances payable	120,838	99,221
Accounts payable and accrued expenses	40,577	57,565
Bank loans	325,000	330,000
Senior notes	99,784	99,779

Total liabilities	$5,207,878	$4,953,308

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 56,450,598 shares issued and outstanding (2007 – 57,515,075)	56,451	57,515
Additional paid-in capital	760,533	844,455
Accumulated other comprehensive loss	(10,318)	(20,341)
Retained earnings	704,891	702,265

Total shareholders’ equity	$1,511,557	$1,583,894

Total liabilities and shareholders’ equity	$6,719,435	$6,537,202

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES
Gross premiums written	$306,634	$213,598
Reinsurance premiums ceded	(104,676)	(76,208)

Net premiums written	$201,958	$137,390

Earned premiums	$209,640	$201,492
Earned premiums ceded	(73,828)	(62,070)

Net premiums earned	135,812	139,422
Net investment income	49,626	42,817
Net (losses) gains on alternative investments	(25,727)	54,112
Net realized gains (losses) on sales of fixed maturities	1,432	(1,043)
Other income	1,223	174

Total revenues	$162,366	$235,482

LOSSES AND EXPENSES
Losses and benefits	108,557	107,015
Acquisition costs	9,612	14,926
Interest expense	11,957	8,107
General and administrative expenses	24,720	25,196

Total losses and expenses	154,846	155,244

NET INCOME BEFORE TAXES	7,520	80,238
Income tax (benefit) expense	(229)	245

NET INCOME	$7,749	$79,993

Change in net unrealized depreciation of fixed maturities, net of tax	14,949	(4,740)
Foreign currency translation adjustment	(4,926)	384

COMPREHENSIVE INCOME	$17,772	$75,637

Basic earnings per share	$0.14	$1.32

Diluted earnings per share	$0.13	$1.24

Weighted average common shares outstanding—basic	56,839,896	60,799,481

Weighted average common shares outstanding—diluted	60,002,077	64,491,168

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2008	2007
Preferred shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	57,515	60,277
Issuance of common shares	2,278	824
Repurchase of shares	(3,342)	(795)

Balance, end of period	56,451	60,306

Additional paid-in capital
Balance, beginning of period	844,455	933,292
Issuance of common shares, net	1,580	810
Stock based compensation expense	5,007	4,690
Repurchase of shares	(90,509)	(18,838)

Balance, end of period	760,533	919,954

Accumulated other comprehensive loss
Balance, beginning of period	(20,341)	(21,688)
Holding gains (losses) on fixed maturities arising in period, net of tax	16,377	(5,784)
Net realized (gains) losses included in net income, net of tax	(1,428)	1,044
Currency translation adjustments	(4,926)	384

Balance, end of period	(10,318)	(26,044)

Retained earnings
Balance, beginning of period	702,265	418,180
Net income	7,749	79,993
Dividends paid	(5,123)	(4,276)

Balance, end of period	704,891	493,897

Total shareholders’ equity	$1,511,557	$1,448,113

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$7,749	$79,993
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	5,007	4,690
Amortization of premium on fixed maturities	1,176	1,298
Accretion of deposit liabilities	1,187	1,585
Net losses (gains) on alternative investments	25,727	(54,112)
Net realized (gains) losses on sale of fixed maturities	(1,432)	1,043
Changes in:
Accrued interest income	1,140	780
Premiums receivable	(86,070)	(26,406)
Losses and benefits recoverable from reinsurers	(52,615)	(31,673)
Funds withheld	146	887
Deferred acquisition costs	(8,484)	(2,678)
Prepaid reinsurance premiums	(30,848)	(14,090)
Receivables for securities redeemed	41,372	118,765
Other assets	(814)	(3,106)
Property and casualty losses	96,456	86,507
Life and annuity benefits	(13,412)	(12,730)
Funds withheld from reinsurers	1,724	157
Unearned property and casualty premiums	96,994	11,817
Reinsurance balances payable	21,617	6,724
Accounts payable and accrued expenses	(16,988)	(102,771)

Cash provided by operating activities	89,632	66,680

INVESTING ACTIVITIES
Purchases of fixed maturities	(218,261)	(469,761)
Sales of fixed maturities	104,908	81,531
Redemptions of fixed maturities	184,025	123,880
Net sales of alternative investments	36,202	12,059

Cash provided by (used in) investing activities	106,874	(252,291)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	3,858	1,633
Repurchase of common shares	(93,851)	(19,633)
(Repayment of) proceeds from bank loans	(5,000)	125,000
Dividends paid	(5,123)	(4,276)
Additions to deposit liabilities	378	239
Payments of deposit liabilities	(2,522)	(1,594)

Cash (used in) provided by financing activities	(102,260)	101,369

Effect of exchange rate on cash	3,442	384
Net increase (decrease) in cash and cash equivalents	97,688	(83,858)
Cash and cash equivalents, beginning of period	397,656	441,895

CASH AND CASH EQUIVALENTS, END OF PERIOD	$495,344	$358,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $4,976 and $3,411 for the three months ended March 31, 2008 and 2007, respectively.

Corporate taxes paid totaled $183 and $nil for the three months ended March 31, 2008 and 2007, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Max Capital Group Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”), was incorporated on July 8, 1999 under the laws of Bermuda. Max Capital’s principal operating subsidiary is Max Bermuda Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. In December 2006, Max Capital formed Max USA Holdings Ltd. (“Max USA”) as a holding company for its U.S. insurance operations. In April 2007, Max USA acquired Max Specialty Insurance Company (“Max Specialty”), a Delaware domiciled excess and surplus insurance company. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States. In December 2007, the Company formed three wholly-owned services companies, which started to provide administrative services to the Company in January 2008.

2. SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

4. BANK LOANS

In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution (the “Bank”) for a fair value of $150.0 million (the “notional amount”). Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged Max Diversified shares with a fair value of $90.7 million at March 31, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under United States generally accepted accounting principles (“GAAP”), the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan (the “swap loan”), with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income.

The net amount receivable or due under the total return swap is included in accounts payable. At March 31, 2008 and December 31, 2007, the net amounts receivable under the total return swap included in accounts payable were $0.7 and $1.3 million, respectively. For the three months ended March 31, 2008 and 2007, the interest expense on the swap loan was $3.9 million and $3.4 million, respectively. Investment income earned on the invested proceeds of the swap loan was approximately $3.4 million and $2.8 million, for the three months ended March 31, 2008 and 2007, respectively.

Changes in the notional amount previously included in accounts payable at March 31, 2007 have been reclassified to conform to the presentation adopted in the current period. Cash flows from operating activities for the three months ended March 31, 2007 have been correspondingly reduced by $40.0 million, with cash flows provided by financing increased by $40.0 million. The reclassification has no effect on the net income or retained earnings of any period.

On April 3, 2007, the Company borrowed $50.0 million under a revolving loan facility (the “revolver loan”) for the capitalization of Max USA. This loan renews at intervals of 1 to 6 months at the Company’s option, at which time the interest rate is reset to LIBOR plus a premium based on the Company’s current debt rating. As of March 31, 2008, $50.0 million remains outstanding on this loan at a 5.63% interest rate. Interest expense in connection with this loan was $0.7 million for the three months ended March 31, 2008.

5. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 (the “senior notes”), with interest payable on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of the Company. The senior notes are fully and unconditionally guaranteed by Max Capital. Interest expense in connection with these senior notes was $1.8 million for the three months ended March 31, 2008. The effective interest rate related to the senior notes, based on the net proceeds received, is approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million and were used to repay a bank loan used to acquire and capitalize Max Specialty.

6. SEGMENT INFORMATION

The Company operates in four segments:

•

Property and casualty reinsurance – This segment generally offers quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Property and casualty insurance – This segment generally offers excess of loss capacity from our Bermuda and Dublin offices, on specific risks related to individual insureds.

•

Property and casualty U.S. specialty – This segment comprises the underwriting operations of all of the Company’s U.S.-based business. Max Specialty currently offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

•

Life and annuity reinsurance – This segment operates out of Bermuda and generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages its investments and financing activities.

The property and casualty U.S. specialty segment has its own portfolio of fixed maturities investments. The investment income earned by the Company’s U.S. subsidiaries remains in that segment.

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

A summary of operations by segment for the three months ended March 31, 2008 and 2007 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2008
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Specialty	Total
Gross premiums written	$203,425	$73,204	$29,352	$305,981	$653	$—	$306,634
Reinsurance premiums ceded	(39,252)	(45,391)	(19,902)	(104,545)	(131)	—	(104,676)

Net premiums written	$164,173	$27,813	$9,450	$201,436	$522	$—	$201,958

Earned premiums	$100,614	$91,791	$16,582	$208,987	$653	$—	$209,640
Earned premiums ceded	(13,597)	(49,213)	(10,887)	(73,697)	(131)	—	(73,828)

Net premiums earned	87,017	42,578	5,695	135,290	522	—	135,812
Net investment income	9,885	4,055	1,935	15,875	9,805	23,946	49,626
Net losses on alternative investments	(6,485)	(2,000)	—	(8,485)	(10,369)	(6,873)	(25,727)
Net realized gains on sales of fixed maturities	—	—	—	—	—	1,432	1,432
Other income	—	1,066	—	1,066	—	157	1,223

Total revenues	90,417	45,699	7,630	143,746	(42)	18,662	162,366

Losses and benefits	58,637	31,111	3,854	93,602	14,955	—	108,557
Acquisition costs	9,964	(846)	342	9,460	152	—	9,612
Interest expense	3,043	—	—	3,043	2,491	6,423	11,957
General and administrative expenses	6,606	5,280	5,193	17,079	611	7,030	24,720

Total losses and expenses	78,250	35,545	9,389	123,184	18,209	13,453	154,846

Net income (loss) before taxes	$12,167	$10,154	$(1,759)	$20,562	$(18,251)	$5,209	$7,520

Loss ratio*	67.4%	73.1%	67.7%	69.2%	***
Combined ratio**	86.4%	83.5%	164.9%	88.8%	***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Specialty	Total
Gross premiums written	$135,014	$78,034	$—	$213,048	$550	$—	$213,598
Reinsurance premiums ceded	(23,549)	(52,549)	—	(76,098)	(110)	—	(76,208)

Net premiums written	$111,465	$25,485	$—	$136,950	$440	$—	$137,390

Earned premiums	$98,896	$102,046	$—	$200,942	$550	$—	$201,492
Earned premiums ceded	(10,476)	(51,484)	—	(61,960)	(110)	—	(62,070)

Net premiums earned	88,420	50,562	—	138,982	440	—	139,422
Net investment income	10,735	3,944	—	14,679	7,356	20,782	42,817
Net gains on alternative investments	16,422	4,375	—	20,797	17,496	15,819	54,112
Net realized losses on sales of fixed maturities	—	—	—	—	—	(1,043)	(1,043)
Other income	—	—	—	—	—	174	174

Total revenues	115,577	58,881	—	174,458	25,292	35,732	235,482

Losses and benefits	59,764	36,834	—	96,598	10,417	—	107,015
Acquisition costs	15,256	(591)	—	14,665	261	—	14,926
Interest expense	3,031	—	—	3,031	1,664	3,412	8,107
General and administrative expenses	7,270	4,384	3,507	15,161	711	9,324	25,196

Total losses and expenses	85,321	40,627	3,507	129,455	13,053	12,736	155,244

Net income (loss) before taxes	$30,256	$18,254	$(3,507)	$45,003	$12,239	$22,996	$80,238

Loss ratio*	67.6%	72.8%	N/A	69.5%	***
Combined ratio**	93.1%	80.4%	N/A	91.0%	***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$250,618	$133,079
Gross premiums written - Europe	48,111	58,403
Gross premiums written - rest of the world	7,905	22,116
Reinsurance ceded - North America	(92,129)	(60,231)
Reinsurance ceded - Europe	(10,755)	(9,200)
Reinsurance ceded - rest of the world	(1,792)	(6,777)

	$201,958	$137,390

Two customers accounted for 25.4% and 7.3% of the Company’s gross premiums written during the three months ended March 31, 2008. One customer accounted for 5.9% of the Company’s gross premiums written during the three months ended March 31, 2007.

7. INVESTMENTS

(a) The fair values and amortized cost of fixed maturities at March 31, 2008 and December 31, 2007 were:

March 31, 2008 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$783,721	$18,511	$(5,758)	$796,474
U.S. Corporate Securities	1,663,392	18,337	(27,168)	1,654,561
Other Corporate Securities	17,418	238	—	17,656
Asset and Mortgage-Backed Securities(1)	728,103	8,184	(16,273)	720,014
Collateralized Mortgage Obligations	488,066	4,807	(10,466)	482,407

	$3,680,700	$50,077	$(59,665)	$3,671,112

December 31, 2007 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$711,391	$11,593	$(8,661)	$714,323
U.S. Corporate Securities	1,691,881	8,763	(33,278)	1,667,366
Other Corporate Securities	17,413	44	(48)	17,409
Asset and Mortgage-Backed Securities(1)	756,493	4,086	(7,968)	752,611
Collateralized Mortgage Obligations	510,180	4,767	(3,430)	511,517

	$3,687,358	$29,253	$(53,385)	$3,663,226

(1)	Included within Asset and Mortgage-Backed Securities are securities issued by U.S. Agencies with a fair value of $219,930 (2007—$305,016).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s fixed maturities at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. Government and Agencies (1)	$1,016,404	27.7	$1,019,339	27.8
AAA	1,616,695	44.1	1,630,939	44.5
AA	449,215	12.2	409,058	11.2
A	541,051	14.7	564,174	15.4
BBB	47,747	1.3	39,716	1.1

	$3,671,112	100.0	$3,663,226	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage-Backed Securities with a fair value of $219,930 (2007—$305,016).

Investment income earned for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended March 31,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$51,370	$44,686
Interest earned on funds withheld	191	157
Amortization of premium on fixed maturities	(1,176)	(1,298)
Investment expenses	(759)	(728)

	$49,626	$42,817

The net realized gains (losses) and the change in net unrealized depreciation on fixed maturities for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Net realized gains:
Gross realized gains	$2,297	$564
Gross realized losses	(865)	(1,607)

Net realized gains (losses) on sale of fixed maturities	1,432	(1,043)

Net change in unrealized depreciation of investments	14,544	(4,740)

Total net realized gains (losses) and change in unrealized depreciation on investments	$15,976	$(5,783)

The Company generally seeks to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, perhaps greater than 12 months, when the investment’s fair value is less than its cost resulting in unrealized losses. The Company has the intent and ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time the Company would expect to realize an other than temporary impairment on a fixed maturity security is if there were concerns about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a model that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,266 securities, 539 had unrealized losses at March 31, 2008. Fixed maturities with unrealized losses, and the duration of such conditions as of March 31, 2008 and as of December 31, 2007 were:

March 31, 2008 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$181,980	$5,758	$–	$–	$181,980	$5,758
U.S. Corporate Securities	769,165	26,862	15,497	306	784,662	27,168
Other Corporate Securities	—	—	—	—	—	—
Asset and Mortgage-Backed Securities	224,179	16,047	5,040	226	229,219	16,273
Collateralized Mortgage Obligations	237,268	10,466	—	—	237,268	10,466

	$1,412,592	$59,133	$20,537	$532	$1,433,129	$59,665

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2007 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$244,684	$8,591	$23,632	$70	$268,316	$8,661
U.S. Corporate Securities	1,045,321	32,668	26,530	610	1,071,851	33,278
Other Corporate Securities	6,972	48	—	—	6,972	48
Asset and Mortgage-Backed Securities	331,995	7,820	5,622	148	337,617	7,968
Collateralized Mortgage Obligations	182,716	3,430	—	—	182,716	3,430

	$1,811,688	$52,557	$55,784	$828	$1,867,472	$53,385

The distribution of the alternative investment portfolio by investment strategy as at March 31, 2008 and December 31, 2007 was:

	March 31, 2008		December 31, 2007
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$168,069	16.8%	$168,050	15.8%
Diversified arbitrage	99,197	9.9%	161,870	15.2%
Emerging markets	64,956	6.5%	98,882	9.3%
Event-driven arbitrage	166,685	16.7%	170,563	16.1%
Fixed income arbitrage	36,997	3.7%	32,265	3.0%
Global macro	74,559	7.5%	69,092	6.5%
Long/short credit	44,890	4.5%	51,512	4.9%
Long/short equity	270,853	27.1%	269,959	25.4%
Opportunistic	69,237	6.9%	35,600	3.4%

	995,443	99.6%	1,057,793	99.6%
Reinsurance private equity	4,362	0.4%	3,941	0.4%

Total alternative investments	$999,805	100.0%	$1,061,734	100.0%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FAS 157 as of January 1, 2008. FAS 157 establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

As required by FAS 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 and 2) and unobservable (Level 3).

The Company utilizes established third party pricing services in valuing its fixed maturities portfolio. The fair value of the Company’s U.S. government securities is derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1). The fair value of the Company’s mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored enterprise securities and other fixed maturity securities is derived based on inputs that are observable for the asset, either directly or indirectly (Level 2). The Company believes that none of its fixed maturities securities are valued based on significant unobservable inputs (Level 3).

Investments in alternative investments, comprising a portfolio of limited partnerships and stock investments in trading entities that invest in a wide range of financial products, are stated at fair value as determined by the most recently advised net asset value as advised by the fund, where the fund’s holdings can be in various quoted and unquoted investments. Net asset value for alternative investments with few restrictions on redemptions or new investors is considered a Level 2 fair value. Net asset value for alternative investments with significant restrictions on redemptions or new investors is considered a Level 3 fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2008:

March 31, 2008 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
Fixed maturities	$115,409	$3,555,703	$—	$3,671,112
Alternative investments	—	978,103	17,340	995,443
Other assets	—	—	1,017	1,017

	$115,409	$4,533,806	$18,357	$4,667,572

The alternative investments above do not include a private equity investment of $4.4 million in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

Other assets of $1.0 million consist of hurricane index-linked derivative contracts that will trigger payments to the Company based upon the occurrences of hurricanes of certain size and in certain locations in 2008. The fair value of these contracts are estimated by management based on the amount paid for the contracts plus unobservable inputs, principally pricing models for reinsurance contracts with similar characteristics.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended March 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	(53)	—	(53)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	1,017	1,017
Transfers in and/or out of Level 3	—	(350)	—	(350)

Ending balance at March 31, 2008	$—	$17,340	$1,017	$18,357

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Alternative Investments	Other Assets	Total
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—	$127	$—	$127

9. INCOME TAXES

Max Capital and Max Bermuda are incorporated in Bermuda and pursuant to Bermuda law are not taxed on any income or capital gains. They have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income taxes or capital gains taxes being imposed, they will be exempt from such taxes until March 28, 2016. The Company’s subsidiaries that are based in the United States and Ireland are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate.

The Company records income taxes for the quarter based on the estimated effective annual rates for each of the years ending December 31, 2008 and ended December 31, 2007. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 12, 2008 and May 5, 2008, payable to shareholders of record on February 26, 2008 and May 16, 2008.

During the three months ended March 31, 2008, under the Board-approved share repurchase authorization, the Company repurchased 3,342,264 common shares at an average price of $28.08 per common share for a total amount of $93.9 million, including the costs incurred to effect the repurchases. As of March 31, 2008, the remaining authorization under the Company’s share repurchase program was $85.8 million.

11. RELATED PARTIES

Grand Central Re Limited

The accompanying consolidated balance sheets and statements of income and comprehensive income include, or are net of, the following amounts related to a variable quota share retrocession agreement with Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”), and in which Max Bermuda has a 7.5% equity investment. Although the variable quota share retrocession agreement with Grand Central Re remains in force, the parties have agreed that Max Bermuda will not cede any new business to Grand Central Re with effect from January 1, 2004.

	March 31, 2008	December 31, 2007
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$114,856	$117,752
Deposit liabilities	28,048	28,292
Funds withheld from reinsurers	142,773	141,206
Reinsurance balances payable	23,849	23,025

	Three Months Ended March 31,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$473	$504
Earned premiums ceded	473	504
Other income	200	200
Losses and benefits	(510)	705
Interest expense	4,205	3,330

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, has served as the investment advisor for Max Diversified since April 1, 2004. For the three months ended March 31, 2008 and 2007, Alstra received investment advisor fees of $2.1 million.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $0.4 million and $0.9 million, in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital for the three months ended March 31, 2008 and 2007, respectively.

The Company believes that the terms of its investment advisor and management agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

All investment fees incurred on the Company’s alternative investments are included in net gains or losses on alternative investments in the consolidated statements of income and comprehensive income.

12. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of March 31, 2008. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. This credit agreement replaced a credit agreement dated as of June 1, 2005, also with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility. As of March 31, 2008, there was a $50.0 million unsecured loan outstanding to Max Capital under this credit facility, as described in Note 4.

The other two facilities are a $100.0 million letter of credit facility with The Bank of Nova Scotia, expiring on December 18, 2008, and a $20.0 million letter of credit facility with ING Bank N.V., London Branch, (“ING”).

The following table provides a summary of the letter of credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of March 31, 2008 and December 31, 2007:

	Credit Facility
	(Expressed in thousands of U.S. Dollars)
	Bank of America	The Bank of Nova Scotia	ING Bank N.V.	Total
Letter of credit facility capacity at March 31, 2008	$600,000	$100,000	$20,000	$720,000

Letters of credit issued and outstanding at March 31, 2008	$391,601	$4,498	$10,000	$406,099

Cash and fixed maturities pledged as collateral at March 31, 2008	$430,866	$5,257	$25,719	$461,842

Letters of credit issued and outstanding at December 31, 2007	$364,339	$4,498	$20,000	$388,837

Cash and fixed maturities pledged as collateral at December 31, 2007	$449,786	$5,030	$25,262	$480,078

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at March 31, 2008.

13. STOCK INCENTIVE PLAN

In June 2000, the Company’s shareholders approved the adoption of a Stock Incentive Plan (the “Plan”) under which the Company may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, restricted stock units, share awards or other awards. In May 2002 and April 2005, the shareholders of the Company approved the adoption of amendments to the Plan, which included increasing the maximum aggregate number of common shares available for awards under the Plan to 8,000,000. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee directors and consultants. The Plan is administered by the Compensation Committee of the board of directors (the “Committee”).

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

The fair value of options granted during the three months ended March 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2008	2007
Option valuation assumptions:
Expected option life	3 years	7 years
Expected dividend yield	1.50%	1.19%
Expected volatility	21.65%	15.33%
Risk-free interest rate	4.23%	4.76%
Forfeiture rate	0%	0%

The Company recognized $0.2 million and $0.7 million of stock-based compensation expense related to stock option awards for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $2.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

Total intrinsic value of stock options exercised during the three month periods ended March 31, 2008 and 2007 was $1.2 million and $3.1 million, respectively.

The following table provides a summary of the Company’s options outstanding as of March 31, 2008 and changes during the three months ended March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Expressed in thousands of U.S. Dollars)	Range of Exercise Prices
Balance, December 31, 2007	2,185,749	$21.18	$6.04	6.15	$16,203	$10.95 – $36.26
Options granted	7,858	$27.97	$5.19	3.26	—	$27.97 – $27.97
Options exercised	(115,900)	$15.82	—	—	—	$15.00 – $16.00
Options forfeited	(4,819)	$26.56	—	—	—	$26.56 – $26.56

Balance, March 31, 2008	2,072,888	$21.38	$6.06	6.04	$11,842	$10.95 – $36.26

Options exercisable, March 31, 2008	1,561,823	$17.59	$5.68	5.16	$11,466	$10.95 – $28.82

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Plan have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $4.8 million for the three months ended March 31, 2008 compared to $4.0 million for the three months ended March 31, 2007.

The following table provides a summary of the Company’s non-vested awards of restricted stock and RSUs as of March 31, 2008 and changes during the three months ended March 31, 2008:

	Non-vested Restricted Stock	Weighted-Average Grant-Date Fair Value	Non-vested RSU’s	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2007	1,807,788	$24.19	295,232	$24.01
Restricted Stock Granted	797,445	27.95	148,527	27.95
Restricted Stock Vested	(468,006)	21.92	(96,000)	21.72
Restricted Stock Forfeited	(6,956)	25.17	—	—

Balance, March 31, 2008	2,130,271	$26.10	347,759	$26.32

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 and our financial condition as of March 31, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2008.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These forward looking statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in other documents filed by us with the SEC) include, but are not limited to:

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

Other factors, such as changes in U.S. and global equity and debt markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads, may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

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

Overview

We are a global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland and the United States. We underwrite a diversified portfolio of risks that encompass long-tail business, including but not limited to excess liability, professional liability and workers compensation risks, as well as short-tail agriculture, property, property catastrophe and aviation risks. We also provide reinsurance for the life and annuity market when opportunities arise.

In April 2007, we expanded into the excess and surplus lines business in the United States by acquiring Max Specialty. This segment offers property, marine and ocean cargo, casualty, excess liability and umbrella insurance products. We believe this platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products into targeted niche markets. Subject to regulatory approval, Max Specialty expects to acquire an admitted insurance company licensed to write business in all fifty states in the second quarter.

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

Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at March 31, 2008, the allocation of invested assets was 80.6% in cash and fixed maturities and 19.4% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At March 31, 2008, Max Bermuda had $1,430.6 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our property and casualty U.S. operations through Max USA and its operating subsidiary Max Specialty. We hold all of our alternative investments in Max Diversified. During the fourth quarter of 2007, we began implementation of our global service companies initiative whereby we seek to improve the efficiency of certain corporate services across the group. Pursuant to this initiative, we formed Max Capital Services Limited and its two subsidiaries, Max Capital Services USA LLC and Max Capital Services BDA Ltd., to house those internal support services that will be provided across the group.

Executive Summary

Underwriting results for the three months ended March 31, 2008 improved compared to the same period in 2007. Offsetting much of our underwriting result was the net loss on alternative investments, which reduced net income to $7.7 million for the three months ended March 31, 2008.

Our underwriting results for the three months ended March 31, 2008 reflect adherence to our underwriting standards, favorable loss development and expansion into new product lines where growth opportunities presented themselves. We are pleased with our first quarter underwriting results in our largest segments, property and casualty reinsurance and insurance, which produced an aggregate combined ratio for the three month period ended March 31, 2008 of 85.5%, with combined net income before taxes of $22.3 million. Our property and casualty reinsurance segment had significant premium growth in the agriculture reinsurance product line. Our property and casualty U.S. specialty segment continued to increase its premium volume month over month, while its loss ratio also showed improvement. Losses from property catastrophe events, including tornadoes and winter storms in the United States, windstorm Emma in Europe, and cyclones in Australia, had minimal impact during the three months ended March 31, 2008.

Gross premiums written for the three months ended March 31, 2008 increased 43.6% to $306.6 million compared to the same period in 2007. The largest contributor to this increase was our agriculture reinsurance business, which produced $85.0 million of gross premiums written in the three months ended March 31, 2008. Apart from this premium growth, our remaining product lines were in line with expectations, with modest decreases in pricing and renewals compared to the same period in 2007. We expect the softening property and casualty market to continue in many of our product lines, and we intend to continue to emphasize adherence to our underwriting standards and diversification. We have declined and expect to continue to decline renewals that fall below our risk/return requirements. Our property and casualty U.S. specialty segment, which commenced in April 2007, continued to grow in a measured manner with gross premiums written of $29.4 million for the three months ended March 31, 2008, or 9.6% of our total property and casualty premiums.

Our property and casualty segments produced an aggregate combined ratio for the three month period ended March 31, 2008 of 88.8%, with combined net income before taxes of $20.6 million. Each quarter, we conduct internal reviews of reserves to reflect any new information that we receive and to re-estimate our expected losses. As a result of our quarterly internal reserve reviews, during the three months ended March 31, 2008, we recorded $7.8 million of net favorable development on prior period reserves in our property and casualty reinsurance and insurance segments.

We manage our exposure to underwriting volatility by selectively identifying line sizes of business to be assumed, diversifying our underlying exposures and purchasing reinsurance and retrocessional protection. We believe our retrocessional protection is a key component of our diversified strategy and will allow us to achieve lower volatility in years with losses significantly higher or lower than expected. We have purchased additional reinsurance during the three months ended March 31, 2008 compared to the same period in 2007 to manage our net exposure from the increase in gross premiums written in our agriculture and medical malpractice product lines.

For the three months ended March 31, 2008, our cash, fixed maturities and alternative investments collectively increased by $43.6 million, or 0.9%, since December 31, 2007, due to positive operating cash flow offset by net losses on alternative investments. We believe our 3.4 to 1 ratio of invested assets to shareholders’ equity and our overall investment strategy enhances the return to shareholders over the long term. Our investment allocation to alternative investments was 19.4% at March 31, 2008 compared to 20.7% at December 31, 2007.

The reduction in interest rates in the United States during the three months ended March 31, 2008 in response to the liquidity crisis stemming from the sub-prime loan market collapse favorably impacted the overall market value of our fixed maturities portfolio, with the net unrealized loss position decreasing by $14.5 million for the three months ended March 31, 2008. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and, therefore, shareholders’ equity.

We believe our fixed maturities investment portfolio has limited exposure to the sub-prime loan market and we have not recognized any losses in income related to credit or liquidity issues. At March 31, 2008, our securities with significant exposure to sub-prime borrowers total $48.5 million in fair value, or 1.3% of total fixed maturities, and $54.4 million in amortized cost. By fair value, 90.0% of these securities are AAA-rated with the remainder AA-rated. All have significant levels of subordination coverage available to absorb future credit losses. We are comfortable holding these securities in current conditions, but together with our investment managers, we continue to monitor them for signs of impairment.

The three months ended March 31, 2008 saw significant turbulence in the financial markets, which had an impact on our alternative investments. The (2.11)% return on our alternative investments for the three months ended March 31, 2008 resulted in a net loss of $25.7 million. Our alternative investment strategies are selected because of their low correlation with the stock market, the bond market, and each other. We believe this strategy served to reduce our losses in a market in which most major indices were down significantly. Our return, while not correlated, compares favorably to the HFRI Fund of Funds Index return of (4.27)% and the S&P Index return of (9.45)% for the three months ended March 31, 2008. Four out of the nine alternative investment strategies achieved positive returns for the three months ended March 31, 2008. The strategies that principally contributed to the net loss in the three month period ended March 31, 2008 were the long/short equity and diversified arbitrage strategies, which represent 27.1% and 9.9% of total alternative investments, respectively. These strategies were the most heavily impacted by the significant volatility in the equity markets.

During the three months ended March 31, 2008, under the board-approved share repurchase authorization, we repurchased 3,342,264 of our common shares at an average price of $28.08 per share for a total amount of $93.9 million. These repurchases included total payments of $38.5 million for the repurchase of shares issued upon the exercise of warrants by two original shareholders and $50.0 million under an accelerated share repurchase program. In February 2008, our board of directors authorized an increase in our share repurchase program, which may be conducted from time to time through the market or privately negotiated transactions. At March 31, 2008, the remaining authorization under our share repurchase program was $85.8 million. Although our repurchases during the three months ended March 31, 2008 contributed to a reduction in shareholders’ equity for the current period, we believe our share repurchase program serves and will serve to reduce the potential dilution to current shareholders and improve future returns over the long term.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 2.0% for the three months ended March 31, 2008. Fully diluted book value per common share decreased 0.4% from $25.59 at December 31, 2007 to $25.50 at March 31, 2008. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase common shares in the market. Under this method diluted common shares outstanding were 59,275,585 and 61,901,228 at March 31, 2008 and December 31, 2007, respectively. Our shareholders’ equity as of March 31, 2008 has decreased by $72.3 million or 4.6% since December 31, 2007.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2008. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We monitor the performance of our underwriting operations in four segments:

•

Property and casualty reinsurance – This segment generally offers quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Property and casualty insurance – This segment generally offers excess of loss capacity from our Bermuda and Dublin offices, on specific risks related to individual insureds.

•

Property and casualty U.S. specialty – This segment comprises the underwriting of all of the Company’s U.S.-based business. Max Specialty currently offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States.

•

Life and annuity reinsurance – This segment operates out of Bermuda and generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

We also have a corporate function that manages our investment and financing activities.

The property and casualty U.S. specialty segment has its own portfolio of fixed maturities investments. The investment income earned by our U.S. subsidiaries remains in that segment.

Invested assets relating to the three non-U.S. segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio, or collectively, the non-U.S. portfolio, are not directly captured in the non-U.S. segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business and life and annuity business, investment returns are important in evaluating the profitability of these segments. Accordingly, with the exception of the property and casualty U.S. specialty segment, we allocate investment returns from the non-U.S. portfolio to each non-U.S. segment. This is based on a notional allocation of invested assets from the total portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns are allocated to our corporate function. The investment returns for our strategic private equity reinsurance investment are allocated entirely to the corporate function.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended March 31, 2008	% change	Three Months Ended March 31, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$203.4	50.7%	$135.0
Reinsurance premiums ceded	(39.3)	66.5%	(23.6)

Net premiums written	164.1	47.3%	111.4

Net premiums earned(a)	87.0	(1.6)%	88.4
Net investment income	9.9	(7.5)%	10.7
Net (losses) gains on alternative investments	(6.5)	(139.6)%	16.4

Total revenues	$90.4	(21.7)%	$115.5

Losses(b)(c)	58.6	(2.0)%	59.8
Acquisition costs(c)	10.0	(34.2)%	15.2
Interest expense	3.0	0.0%	3.0
General and administrative expenses(c)	6.6	(9.6)%	7.3

Total losses and expenses	$78.2	(8.3)%	$85.3

Net income before taxes	$12.2	(59.6)%	$30.2

Loss ratio(b)/(a)	67.4%		67.6%
Combined ratio(c)/(a)	86.4%		93.1%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended March 31, 2008	% of Premium Written	Three Months Ended March 31, 2007	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$85.0	41.8%	$0.5	0.4%
Aviation	5.8	2.9%	8.1	6.0%
Excess liability	5.2	2.6%	6.3	4.7%
Medical malpractice	32.2	15.8%	21.3	15.8%
Other	3.1	1.5%	(0.1)	(0.1)%
Professional liability	12.3	6.0%	9.3	6.9%
Property and property catastrophe	41.5	20.4%	57.5	42.5%
Marine & energy	6.4	3.1%	8.1	6.0%
Whole account	5.2	2.6%	5.9	4.4%
Workers compensation	6.7	3.3%	18.1	13.4%

	$203.4	100.0%	$135.0	100.0%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended March 31, 2008 were $203.4 million compared to $135.0 million for the three months ended March 31, 2007, an increase of 50.7%. The increase is primarily due to our expansion into the agriculture product line with gross premiums written totaling $85.0 million for the three months ended March 31, 2008, of which $77.7 million is with one insured. The high volume of premiums written was the result of a combination of attractive opportunities and strong agriculture market conditions. The opportunities from year to year will vary based on the level of risk our clients retain and variances in the U.S. agriculture market. We expect premiums for this business will tend to be written primarily in the first quarter of the year and that the volume of agriculture market business in future periods could vary from the current period. Excluding the effect of the growth in our agriculture product line, our gross premiums written volume declined slightly compared to the same period in 2007. Our medical malpractice product line growth was a result of increasing our participation on renewal business, generating additional gross premiums written of $10.9 million. This increase was offset by a combined decrease in property and property catastrophe and workers compensation product lines of $27.4 million. These decreases were consistent with our expectation and are principally a consequence of maintaining our pricing discipline in a softening market. We have and expect to continue to decline renewals that fall below our risk/return requirements. Adjustments to gross premiums written on prior period contracts decreased gross premiums written by $4.5 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively.

Reinsurance premiums ceded. Reinsurance premiums ceded for the property and casualty reinsurance segment for the three months ended March 31, 2008 were $39.3 million compared to $23.6 million for the three months ended March 31, 2007, an increase of 66.5%. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. Reinsurance premiums ceded for the three months ended March 31, 2008 increased primarily due to $7.5 million and $5.1 million of quota share premiums ceded for our agriculture and medical malpractice product lines, respectively, corresponding with the associated growth in gross premiums written.

Net premiums earned. Net premiums earned for the property and casualty reinsurance segment decreased by 1.6% to $87.0 million for the three months ended March 31, 2008.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to the property and casualty reinsurance segment were $58.6 million for the three months ended March 31, 2008 compared to $59.8 million for the three months ended March 31, 2007, a decrease of 2.0%, which is comparable with the 1.6% decrease in net premiums earned. The loss ratio for our property and casualty reinsurance segment for the three months ended March 31, 2008 was 67.4% compared to 67.6% for the three months ended March 31, 2007. During the three months ended March 31, 2008, we recorded net favorable development on prior year reserves of $6.1 million, compared to no significant adjustments in loss reserves for the three months ended March 31, 2007.

Acquisition costs. Acquisition costs relating to the property and casualty reinsurance segment were $10.0 million for the three months ended March 31, 2008 compared to $15.2 million for the three months ended March 31, 2007, a decrease of 34.2% which is principally attributable to lower average acquisition costs on premiums earned as a result of changes in our business mix. In addition, we recognized a reduction in acquisition costs on two quota share contracts based on the insureds’ actual underlying costs. The ratio of acquisition costs to net premiums earned was 11.5% and 17.2% for the three months ended March 31, 2008 and 2007, respectively. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense relating to the property and casualty reinsurance segment was $3.0 million for each of the three months ended March 31, 2008 and March 31, 2007. Interest expense for the three months ended March 31, 2008 includes $2.3 million of expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re compared to $2.1 million for the three months ended March 31, 2007. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices.

General and administrative expenses. General and administrative expenses relating to the property and casualty reinsurance segment were $6.6 million for the three months ended March 31, 2008 compared to $7.3 million for the three months ended March 31, 2007, a decrease of 9.6%. The decrease resulted principally from reduced performance–related compensation expenses consistent with our results for the quarter.

Net income before taxes. Net income before taxes attributable to the property and casualty reinsurance segment for the three months ended March 31, 2008 was $12.2 million compared to $30.2 million for the three months ended March 31, 2007. The decrease in net income before taxes between the three months ended March 31, 2008 and 2007 is principally attributable to the portion of the (2.11)% alternative investment return allocated to the segment for the current period compared to the portion of the 4.75% alternative investment return allocated in the same period in 2007, which contributed a decrease of $22.9 million to net income before taxes. This was partially offset by the decrease in losses and acquisition costs compared to the same period in 2007.

Property and Casualty Insurance Segment

	Three Months Ended March 31, 2008	% change	Three Months Ended March 31, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$73.2	(6.2)%	$78.0
Reinsurance premiums ceded	(45.4)	(13.7)%	(52.6)

Net premiums written	27.8	9.5%	25.4

Net premiums earned(a)	42.5	(16.0)%	50.6
Net investment income	4.1	5.1%	3.9
Net (losses) gains on alternative investments	(2.0)	(145.5)%	4.4
Other income	1.1	N/A	—

Total revenues	$45.7	(22.4)%	$58.9

Losses(b)	31.1	(15.5)%	36.8
Acquisition costs	(0.8)	(33.3)%	(0.6)
General and administrative expenses	5.3	20.5%	4.4

Total losses and expenses(c)	$35.6	(12.3)%	$40.6

Net income before taxes	$10.1	(44.8)%	$18.3

Loss ratio(b)/(a)	73.1%		72.8%
Combined ratio(c)/(a)	83.5%		80.4%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended March 31, 2008	% of Premium Written	Three Months Ended March 31, 2007	% of Premium Written
	(In millions of U.S. Dollars)		(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$3.2	4.4%	$4.0	5.1%
Excess liability	33.9	46.3%	38.2	49.0%
Professional liability	25.5	34.8%	25.4	32.6%
Property	10.6	14.5%	10.4	13.3%

	$73.2	100.0%	$78.0	100.0%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended March 31, 2008 were $73.2 million compared to $78.0 million for the three months ended March 31, 2007, a decrease of 6.2%. Premium volume in this segment was consistent with our expectations. We successfully renewed most of our expiring business while remaining firm in our underwriting requirements. However, we have not renewed a number of excess liability contracts where pricing fell below our risk/return requirements. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for the property and casualty insurance segment for the three months ended March 31, 2008 were $45.4 million compared to $52.6 million for the three months ended March 31, 2007, a decrease of 13.7%. Reinsurance premiums ceded in the three months ended March 31, 2008 and 2007 were related principally to our existing quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to decrease when premiums written decrease. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2008 was 62.0% compared to 67.4% for the three months ended March 31, 2007. The decrease in the ratio is principally related to the decrease in the cost of excess of loss reinsurance.

Net premiums earned. Net premiums earned for the property and casualty insurance segment for the three months ended March 31, 2008 were $42.5 million compared to $50.6 million for the three months ended March 31, 2007, a decrease of 16.0%. The decrease is principally attributable to the lower net premiums written in the twelve months ended December 31, 2007 than in the same period in 2006.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Other income. Other income for the property and casualty insurance segment of $1.1 million for the three months ended March 31, 2008 comprise underwriting fees earned from time to time as opportunities present themselves.

Losses. Losses relating to the property and casualty insurance segment were $31.1 million for the three months ended March 31, 2008 compared to $36.8 million for the three months ended March 31, 2007, a decrease of 15.5%. This decrease is consistent with the decrease in premiums earned. During the three months ended March 31, 2008, we recorded $1.7 million net favorable development on our property reserves, compared to no significant adjustments in loss reserves for the three months ended March 31, 2007.

Acquisition costs. Acquisition costs for the property and casualty insurance segment were $(0.8) million for the three months ended March 31, 2008 compared to $(0.6) million for the three months ended March 31, 2007, a decrease in costs of 33.3%. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses for the property and casualty insurance segment were $5.3 million for the three months ended March 31, 2008 compared to $4.4 million for the three months ended March 31, 2007, an increase of 20.5%. The increase resulted principally from additional claims and underwriting staff added since March 31, 2007 in order to service a growing base of clients.

Net income before taxes. Net income before taxes attributable to the property and casualty insurance segment for the three months ended March 31, 2008 was $10.1 million compared to $18.3 million for the three months ended March 31, 2007, a decrease of 44.8%. The decrease in net income before taxes between the three months ended March 31, 2008 and 2007 is principally attributable to the reduction in net premiums earned together with the increase in combined ratio compared to the same period in 2007. Additionally, the portion of (2.11)% return on alternative investments allocated to the segment for the three months ended March 31, 2008 compared to the portion of the 4.75% return allocated for the three months ended March 31, 2007 contributed a decrease of $6.4 million to net income.

Property and Casualty U.S. Specialty Segment

Our property and casualty U.S. specialty segment commenced underwriting activities in April 2007. Therefore, there are no comparative underwriting figures for 2007.

	Three Months Ended March 31, 2008	% change	Three Months Ended March 31, 2007
	(In millions of U.S. Dollars)		(In millions of U.S. Dollars)
Gross premiums written	$29.4	N/A	$—
Reinsurance premiums ceded	(19.9)	N/A	—

Net premiums written	$9.5	N/A	$—

Net premiums earned(a)	$5.7	N/A	$—
Net investment income	1.9	N/A	—
Net gains on alternative investments	—	N/A	—

Total revenues	7.6	N/A	—

Losses(b)	3.9	N/A	—
Acquisition costs	0.3	N/A	—
General and administrative expenses	5.2	48.6%	3.5

Total losses and expenses(c)	$9.4	N/A	$3.5

Net loss before taxes	$(1.8)	N/A	$(3.5)

Loss ratio(b)/(a)	67.7%		N/A
Combined ratio(c)/(a)	164.9%		N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended March 31, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Property	$16.5	56.1%
General casualty	8.5	28.9%
Marine	4.4	15.0%

	$29.4	100.0%

Premiums written and earned. Gross premiums written by the property and casualty U.S. specialty segment for the three months ended March 31, 2008 were $12.8 million for the brokerage division, $12.2 million for the contract binding division, and $4.4 million for the marine division. Total gross premiums written of $29.4 million for the three months ended March 31, 2008 is the equivalent of 61.0% of total gross premiums written during the nine months ended December 31, 2007. This rate of growth is consistent with our expectations as we continue to expand this platform.

Reinsurance premiums ceded for the property and casualty U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for both the brokerage and contract binding divisions. Net premiums earned were $5.7 million for the three months ended March 31, 2008 and reflect the short period of time since Max Specialty began writing business. We expect this figure to increase with the volume of gross premiums written.

Net investment income. Net investment income relating to the property and casualty U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities for the three months ended March 31, 2008 was 4.73%.

Losses. Losses relating to our U.S. specialty segment were $3.9 million for the three months ended March 31, 2008. Losses in this segment typically comprise a larger volume of smaller dollar value losses compared to our property and casualty reinsurance and insurance segments. Given the start-up nature of this segment, an important objective is to protect the initial capital base, and, accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written. As the segment grows and matures, we anticipate the proportion of reinsurance premiums ceded to gross premiums written will decrease.

General and administrative expenses. General and administrative expenses relating to the property and casualty U.S. specialty segment were $5.2 million for the three months ended March 31, 2008 compared to $3.5 million for the three months ended March 31, 2007, an increase of 48.6%. General and administrative expenses principally comprise personnel and infrastructure costs. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio than in our other segments.

Life and Annuity Reinsurance Segment

	Three Months Ended March 31, 2008	% change	Three Months Ended March 31, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$0.6	N/A	$0.6
Reinsurance premiums ceded	(0.1)	N/A	(0.1)

Net premiums written	$0.5	N/A	$0.5

Net premiums earned	$0.5	N/A	$0.5

Net investment income	9.8	32.4%	7.4
Net (losses) gains on alternative investments	(10.4)	(159.4)%	17.5

Total revenues	(0.1)	(100.4)%	25.4

Benefits	15.0	44.2%	10.4
Acquisition costs	0.1	(66.7)%	0.3
Interest expense	2.5	47.1%	1.7
General and administrative expenses	0.6	(14.3)%	0.7

Total benefits and expenses	18.2	38.9%	13.1

Net (loss) income before taxes	$(18.3)	(248.8)%	$12.3

We write life and annuity reinsurance transactions when opportunities arise. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period-to-period comparisons are not necessarily representative of future trends.

No new life and annuity contracts were written during the three months ended March 31, 2008 or March 31, 2007. Gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $15.0 million for the three months ended March 31, 2008 and $10.4 million for the three months ended March 31, 2007, an increase of 44.2%. This increase reflects additional reinsured policy claims payments associated with the $300.6 million of reinsurance premiums written in the second half of 2007 and currency appreciation on benefit payments. Benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities. There were no material unexpected changes in our policy and claim liabilities in the three months ended March 31, 2008 or 2007.

Net (loss) income before taxes. Net income attributable to the life and annuity reinsurance segment for the three months ended March 31, 2008 was $(18.3) million compared to $12.3 million for the three months ended March 31, 2007. The results are driven by the spread between our actual rate of return on our investments and the rate of return assumption used when pricing the business that we write, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the portion of the (2.11)% return on alternative investments allocated to this segment in the current period compared to the portion of the 4.75% return allocated in the three months ended March 31, 2007 was the principal contributor to the $30.6 million decrease in net income.

Corporate Function

	Three Months Ended March 31, 2008	% change	Three Months Ended March 31, 2007
	(In millions of U.S. Dollars)
Net investment income	$49.6	15.9%	$42.8
Less: net investment income allocated to non-U.S. underwriting segments	(23.8)	N/A	(22.0)
Less: net investment income of the property and casualty U.S. specialty segment	(1.9)	N/A	—

Balance of net investment income	$23.9	14.9%	$20.8

Net (losses) gains on alternative assets	(25.7)	N/A	54.1
Less: net losses (gains) on alternative assets allocated to underwriting segments	18.8	N/A	(38.3)

Balance of net (losses) gains on alternative investments	(6.9)	(143.7)%	15.8

Net realized gains (losses) on sale of fixed maturities	1.4	227.3%	(1.1)

Other income	0.2	0.0%	0.2

Interest expense	(6.4)	88.2%	(3.4)

General and administrative expenses not included in segment results	(7.0)	(24.7)%	(9.3)

Net income before taxes excluding segment results	$5.2	(77.4)%	$23.0

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the three months ended March 31, 2008 increased $6.8 million to $49.6 million compared to $42.8 million for the three months ended March 31, 2007, an increase of 15.9%. The increase was principally attributable to the 15.7% increase in the average cash and fixed maturities balance during the three months ended March 31, 2008 compared to the same period in 2007. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended March 31, 2008 was 4.83% compared to 4.82% for the three months ended March 31, 2007.

Net gains (losses) on alternative investments. Net losses on the alternative investment portfolio were $25.7 million, or a (2.11)% rate of return, for the three months ended March 31, 2008 compared to net gains of $54.1 million, or a 4.75% rate of return, for the three months ended March 31, 2007. These returns include gains of $0.4 million and $0.2 million from our private equity reinsurance investment for the three months ended March 31, 2008 and 2007, respectively. The remainder of our alternative investments comprise the Max Diversified portfolio. The return for Max Diversified was (2.15)% for the three months ended March 31, 2008. This return compares with the HFRI Fund of Funds Index returning (4.27)%, the S&P 500 Index returning (9.45)%, and the Merrill Lynch Master Bond Index returning 2.50% for the three months ended March 31, 2008.

The first three months of 2008 saw significant turbulence in the financial markets. During the three months ended March 31, 2008 the U.S. Federal Reserve made interest rate cuts of 2.00 percentage points, the equity markets in Europe and Asia declined significantly, U.S. 3-month T-bill yields were the lowest in decades and commodity prices set records. Average returns during the first quarter of 2008 were among the worst on record for the alternative asset industry, as evidenced by the (4.27)% return of the HFRI Fund of Funds Index. The performance of Max Diversified in the face of these adverse market conditions was 2.12 percentage points better than the HFRI index, and we believe demonstrated the benefits of our diversified strategy.

Four of the alternative investment strategies we employed were profitable during the three months ended March 31, 2008, and five incurred negative returns. The largest contributors by investment strategy to the loss for the current period were the long/short equity and diversified arbitrage strategies. These strategies were the ones most heavily impacted by the significant volatility in the equity markets. The long/short strategy typically purchases common stock (go long) of companies in a particular sector with perceived strong fundamentals and sells common stock (go short) of companies in the same sector that are perceived to have deteriorating fundamentals. While this strategy can profit from either positive or negative price trends in the overall stock market, investment managers of long/short equity funds generally have a net long position and returns tend to benefit from upward movement in the stock market and be negatively affected by declines in the stock market. The diversified arbitrage strategy typically entails simultaneously pursuing a variety of market-neutral strategies such as convertible arbitrage and event-driven arbitrage. As of March 31, 2008, 27.1% and 9.9% of our alternative investments were allocated to the long/short equity and diversified arbitrage strategies, respectively.

Net realized gains or losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. Net realized gains for the three months ended March 31, 2008 were $1.4 million and net realized losses for the three months ended March 31, 2007 were $1.1 million, respectively.

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in the interest rates, changes in issuer specific circumstances, such as credit rating, and changes in industry specific circumstances, such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances and can access our primary credit facility, which is described in Note 12 of our unaudited interim consolidated financial statements. We believe we have the ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

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

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. Over the course of 2007, and during the three months ended March 31, 2008, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2008. We believe our exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At March 31, 2008, securities with significant exposure to sub-prime borrowers totaled $48.5 million in fair value, $54.4 million in amortized cost and $54.7 million in par value for a net unrealized loss of $5.9 million. By fair value, 90.0% of these securities are AAA-rated with the remainder AA-rated. The weighted average life of these securities is 2.5 years. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio as necessary.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of March 31, 2008. Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

By Vintage Year	Weighted Average Life in Years	AAA Senior Tranche	Credit Rating AAA Junior Tranche	AA	Amortized Cost	Fair Value
	(In millions of U.S. Dollars)
Fixed maturities with sub-prime mortgage exposure
Pre-2005	3.3	$7.1	$0.4	$2.1	$9.6	$9.1
2005	2.6	2.5	—	3.4	5.9	5.1
2006	2.2	31.4	5.0	—	36.4	32.2
2007	3.2	2.5	—	—	2.5	2.1

Total	2.5	43.5	5.4	5.5	54.4	48.5

Fixed maturities with Alt-A mortgage exposure
Pre-2005	3.9	6.8	—	—	6.8	6.5
2005	1.9	—	19.5	—	19.5	14.8
2006	1.0	4.3	8.9	—	13.2	12.9
2007	2.9	4.3	—	—	4.3	4.2

Total	2.0	15.4	28.4	—	43.8	38.4

Total	2.3	$58.9	$33.8	$5.5	$98.2	$86.9

As described in Note 8 of our unaudited interim consolidated financial statements, our fixed maturities investments and our alternative investments are carried at fair value. The fair value of our investments in fixed maturities is generally based on quoted prices for identical or similar instruments in active markets or model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. Such inputs may include but are not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates, and such other inputs as are available from market sources. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, and this increases the use of model-derived valuations and the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the FAS 157 hierarchy.

Our alternative investments comprising investments in limited partnerships and stock investments in trading entities (the “funds”), are stated at fair value as determined by the most recently published net asset value as advised by the external fund manager. We believe the published net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 2 in the FAS 157 hierarchy. Certain of our funds have segregated underlying assets that are separately classified and are being managed pursuant to a liquidation strategy under which our ability to redeem our interest in the segregated assets and the ability of new investors to purchase an interest in the segregated assets is limited. As these segregated assets have limited or no observable transactions at the published net asset value, they are classified as Level 3 in the FAS 157 hierarchy. Alternative investments classified as Level 3 total $17.3 million, or 1.7% of our total alternative investments, and 0.3% of total invested assets. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the published net asset values.

Interest expense. Interest expense was $6.4 million for the three months ended March 31, 2008 compared to $3.4 million for the three months ended March 31, 2007. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $275.0 million swap loan bears interest at a rate based on LIBOR plus a spread. Our $50.0 million revolver loan bears interest at a rate based on LIBOR plus a spread as of March 31, 2008. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007 that mature in April 2017 and bear interest at 7.20%. Interest expense for the three months ended March 31, 2008 increased primarily due to the increase of $175.0 million in outstanding debt compared to the same period in 2007.

General and administrative expenses. General and administrative expenses were $7.0 million for the three months ended March 31, 2008 compared to $9.3 million for the three months ended March 31, 2007, a decrease of 24.7%. The decrease resulted principally from reduced performance–related compensation expenses consistent with our results for the quarter.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $5,166.3 million at March 31, 2008 compared to $5,122.6 million at December 31, 2007, an increase of 0.9%. The increase in cash and invested assets resulted principally from $89.6 million in net cash flows from operations $36.2 million of net cash flows from alternative investments, offset by $102.3 million in cash outflows related to financing activities, principally for the repurchase of common shares. Our fixed income portfolio did not suffer any credit loss events during the three months ended March 31, 2008.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,435.4 million at March 31, 2008 compared to $2,333.9 million at December 31, 2007, an increase of 4.3%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the three months ended March 31, 2008, partially offset by amounts paid on property and casualty losses. During the three months ended March 31, 2008, we paid $50.3 million in property and casualty losses.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,256.5 million at March 31, 2008 compared to $1,203.5 million at December 31, 2007. The increase was principally attributable to movements in foreign exchange rates. During the three months ended March 31, 2008, we paid $29.0 million of benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $633.2 million at March 31, 2008 compared to $578.3 million at December 31, 2007, an increase of 9.5%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the three months ended March 31, 2008.

Grand Central Re, our largest retrocessionaire, accounted for 18.1% of our losses and benefits recoverable at March 31, 2008. In September 2004, Grand Central Re requested that A.M. Best Company, or A.M. Best, withdraw its financial strength rating. Consequently, A.M. Best has assigned a financial strength rating of “NR-4” to Grand Central Re. We retain funds from Grand Central Re amounting to approximately 111.2% of its loss recoverable obligations to us.

The principal component of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The losses recoverable from these reinsurers represent 74.7% of losses recoverable at March 31, 2008, and all of these reinsurers are presently rated “A-” or above by A.M. Best.

Bank loans. In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified, to a third party financial institution, or the Bank, for a fair value of $150.0 million, or the notional amount. Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The terms of the share sale obligate the Bank to sell the shares to Max Bermuda and give Max Bermuda the right to repurchase the shares at fair value at termination of the total return swap. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged Max Diversified shares with a fair value of $90.7 million at March 31, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under GAAP, the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. At March 31, 2008, the notional amount of the loan was approximately $275.0 million.

On April 2, 2007, Max USA completed the acquisition of Max Specialty. On April 3, 2007, Max Capital borrowed $50.0 million and Max USA borrowed $100.0 million under their revolving credit facility in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes. As of March 31, 2008, the $50.0 million revolver loan to Max Capital remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of March 31, 2008, the interest rate is 5.63%.

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year, beginning on October 16, 2007. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility.

Shareholders’ equity. Our shareholders’ equity decreased to $1,511.6 million at March 31, 2008 from $1,583.9 million at December 31, 2007, a decrease of 4.6%, principally due to the repurchase of common shares of $93.9 million and payments of dividends of $5.1 million during the three months ended March 31, 2008 offset by net income of $7.7 million and an increase in accumulated other comprehensive income of $10.0 million.

Liquidity. We generated $89.6 million of cash from operations during the three months ended March 31, 2008 compared to $66.7 million for the three months ended March 31, 2007. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

The casualty business we write generally has a long claim-tail, and we expect that we will generate significant operating cash flow as we accumulate loss and benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our loss and benefit reserves currently have an average duration of approximately 5.0 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and benefits paid in any period could vary from our expectations and could have a meaningful effect on operating cash flow.

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $250.0 million), have generated positive cash flow from operations in each of our eight years of operating history and can access our credit facilities described in Note 12 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2008, Max Bermuda, which is required to have approximately $272.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,430.0 million in statutory capital and surplus. Max Bermuda returned $250.0 million of capital and surplus to Max Capital during the three months ended March 31, 2008.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We had three credit facilities as of March 31, 2008 providing an aggregate of $720.0 million of letter of credit capacity, and subject to certain conditions, up to an additional $200.0 million in capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at March 31, 2008.

Capital resources. At March 31, 2008, our capital structure consisted of common equity. Total capitalization amounted to $1,511.6 million as compared to $1,583.9 million at December 31, 2007, a decrease of 4.6%. On August 20, 2007, we filed a shelf registration statement with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common, preferred and depository shares and warrants. We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets, subject to the prevailing financial market conditions.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. As of March 31, 2008, the senior notes had a senior unsecured debt rating of “Baa2” by Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook, except S&P which has a positive outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On February 12, 2008, Max Capital’s board of directors declared a shareholder dividend of $0.09 per share payable on March 11, 2008 to shareholders of record on February 26, 2008. On May 5, 2008, Max Capital’s board of directors declared a dividend of $0.09 per share payable on May 30, 2008 to shareholders of record on May 16, 2008. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

As of March 31, 2008, the financial strength ratings of our reinsurance and insurance subsidiaries were “A-” by A.M. Best, “A” by Fitch, and “A3” by Moody’s. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$291,446	$8,223	$283,223	$—	$—
Revolver loan obligation	50,000	50,000	—	—	—
Senior notes	166,600	7,200	14,400	14,400	130,600
Operating lease obligations	20,016	3,805	7,426	5,108	3,677
Property and casualty losses	2,435,384	689,150	683,730	565,289	497,215
Life and annuity benefits	1,812,000	98,435	183,447	166,583	1,363,535
Deposit liabilities	235,394	44,057	112,981	11,929	66,427

Total	$5,010,840	$900,870	$1,285,207	$763,309	$2,061,454

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and benefits” in our Annual Report on Form 10-K for the year ended December 31, 2007, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of March 31, 2008 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the financial statements at March 31, 2008 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007 or for any eligible assets or liabilities arising during the three months ended March 31, 2008.

Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51,” or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We are currently evaluating the effect of FAS 160 on our consolidated financial statements.

Financial Accounting Standard No. 141(R)—Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations,” or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect of FAS 141(R) on our consolidated financial statements.

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

As of March 31, 2008, all securities held in our fixed maturities portfolio were rated BBB/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio and to maintain a minimum weighted average credit rating quality of AA2/Aa. At March 31, 2008, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.99%, or approximately $146.5 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.97%, or approximately $182.5 million.

With respect to our alternative investment portfolio, although our fund advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At March 31, 2008, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of 1.1%, or approximately $11.4 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of 1.1%, or approximately $11.4 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. At March 31, 2008, our alternative investment portfolio’s VaR was estimated to be 6.0% at the 99.0% level of confidence and with a three-month time horizon.

ITEM 4.	Controls and Procedures

Part A—Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of our company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended March 31, 2008.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants as the violators of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited consolidated financial statements as of March 31, 2008.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed on February 19, 2008. The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Future U.S. legislative action or other changes in U.S. tax law might adversely affect us.

The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of discussion and legislative proposals in the U.S. Congress and by the U.S tax authorities. We cannot assure you that future interpretations or legislative action will not increase the amount of U.S. tax payable by our non-U.S. companies or our U.S. subsidiaries. If this happens, our financial condition and results of operations could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2008 to January 31, 2008) (2)	1,419,769	$27.66	1,419,769	$36.0 million
(February 1, 2008 to February 29, 2008) (1)(2)	1,221,784	28.63	1,221,784	105.4 million
(March 1, 2008 to March 31, 2008) (1)(2)	700,711	27.97	700,711	85.8 million

Total (January 1, 2008 to March 31, 2008)(1)	3,342,264	$28.08	3,342,264	$85.8 million

(1)	Max Capital’s share repurchase policy permitted repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting for 30 days.
(2)

Max Capital’s board of directors approved the repurchase of shares under an accelerated share repurchase plan and the repurchase of shares issued as a result of warrants exercised by one of our original shareholders outside of the normal repurchase period.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

On May 5, 2008, Max Diversified, an indirect wholly owned subsidiary of Max Capital, entered into Amendment No. 1 (the “Amendment”) to that Second Amended and Restated Customer Agreement (the “Agreement”) between Max Diversified and Alstra. The Amendment clarifies the methodology by which the incentive fee is calculated under the Agreement.

The description of the above-referenced Amendment is qualified in its entirety by reference to the complete text of the document, which is filed hereto as Exhibit 10.3.

ITEM 6.	Exhibits

Exhibit	Description
10.1	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan.

10.2	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan.

10.3	Amendment No. 1 to Second Amended and Restated Customer Agreement and Trading Authorization between Max Diversified Strategies Ltd. and Alstra Capital Management, LLC.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	May 7, 2008

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	May 7, 2008