Form 10-Q
period 2008-06-30
MAX CAPITAL GROUP LTD.
filed 2008-08-06
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33047

MAX CAPITAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0584464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Max House

2 Front Street

Hamilton, HM 11

Bermuda

(Address of principal executive offices)

(Zip Code)

(441) 295-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of July 10, 2008 was 56,095,884.

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$567,440	397,656
Fixed maturities, available for sale, at fair value	3,620,551	3,663,226
Alternative investments, at fair value	1,049,019	1,061,734
Accrued interest income	47,582	49,100
Premiums receivable	566,584	432,965
Losses and benefits recoverable from reinsurers	668,948	578,333
Deferred acquisition costs	56,037	44,187
Prepaid reinsurance premiums	181,894	130,071
Trades pending settlement	42,569	112,423
Other assets	91,967	68,834

Total assets	$6,892,591	6,538,529

LIABILITIES
Property and casualty losses	$2,485,200	2,333,877
Life and annuity benefits	1,336,307	1,203,509
Deposit liabilities	217,321	220,513
Funds withheld from reinsurers	164,134	169,263
Unearned property and casualty premiums	593,761	439,581
Reinsurance balances payable	136,336	99,221
Accounts payable and accrued expenses	40,185	58,892
Bank loans	330,000	330,000
Senior notes	99,791	99,779

Total liabilities	5,403,035	4,954,635

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 56,095,884 shares issued and outstanding (2007 – 57,515,075)	56,096	57,515
Additional paid-in capital	756,954	844,455
Accumulated other comprehensive loss	(97,506)	(20,341)
Retained earnings	774,012	702,265

Total shareholders’ equity	$1,489,556	1,583,894

Total liabilities and shareholders’ equity	$6,892,591	$6,538,529

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Gross premiums written	$369,292	$241,502	$675,926	$455,100
Reinsurance premiums ceded	(99,115)	(77,633)	(203,791)	(153,841)

Net premiums written	$270,177	$163,869	$472,135	$301,259

Earned premiums	$312,657	$199,697	$522,298	$401,189
Earned premiums ceded	(78,047)	(61,686)	(151,875)	(123,756)

Net premiums earned	234,610	138,011	370,423	277,433
Net investment income	42,507	46,369	92,133	89,186
Net gains on alternative investments	39,493	68,087	13,766	122,199
Net realized losses on sales of fixed maturities	(1,793)	(282)	(361)	(1,325)
Other income	201	169	1,423	343

Total revenues	$315,018	$252,354	$477,384	$487,836

LOSSES AND EXPENSES
Losses and benefits	186,369	106,501	294,926	213,516
Acquisition costs	12,235	19,732	21,848	34,658
Interest expense	4,089	8,328	16,046	16,435
General and administrative expenses	37,491	26,762	62,211	51,958

Total losses and expenses	$240,184	$161,323	$395,031	$316,567

INCOME BEFORE TAXES	74,834	91,031	82,353	171,269
Income tax expense (benefit)	630	(3,109)	401	(2,864)

NET INCOME	$74,204	$94,140	$81,952	$174,133

Change in net unrealized depreciation of fixed maturities, net of tax	(83,761)	(53,006)	(68,812)	(57,746)
Foreign currency translation adjustment	(3,427)	485	(8,353)	869

COMPREHENSIVE (LOSS) INCOME	$(12,984)	$41,619	$4,787	$117,256

Basic earnings per share	$1.31	$1.55	$1.44	$2.87

Diluted earnings per share	$1.26	$1.45	$1.38	$2.70

Weighted average common shares outstanding—basic	56,745,694	60,710,142	56,792,943	60,579,936

Weighted average common shares outstanding—diluted	58,884,380	64,801,799	59,443,377	64,488,023

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2008	2007
Preferred shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	57,515	60,277
Issuance of common shares	2,331	1,362
Repurchase of shares	(3,750)	(1,511)

Balance, end of period	56,096	60,128

Additional paid-in capital
Balance, beginning of period	844,455	933,292
Issuance of common shares, net	2,023	3,271
Stock based compensation expense	10,159	8,982
Repurchase of shares	(99,683)	(38,122)

Balance, end of period	756,954	907,423

Accumulated other comprehensive loss
Balance, beginning of period	(20,341)	(21,688)
Holding losses on fixed maturities arising in period, net of tax	(69,279)	(59,071)
Net realized losses included in net income, net of tax	467	1,325
Currency translation adjustments	(8,353)	869

Balance, end of period	(97,506)	(78,565)

Retained earnings
Balance, beginning of period	702,265	418,180
Net income	81,952	174,133
Dividends paid	(10,205)	(8,525)

Balance, end of period	774,012	583,788

Total shareholders’ equity	$1,489,556	$1,472,774

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$81,952	$174,133
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	10,159	8,982
Amortization of premium on fixed maturities	2,449	2,429
Accretion of deposit liabilities	2,146	3,046
Net gains on alternative investments	(13,766)	(122,199)
Net realized losses on sale of fixed maturities	361	1,325
Changes in:
Accrued interest income	1,518	857
Premiums receivable	(133,619)	(76,156)
Losses and benefits recoverable from reinsurers	(88,361)	(66,765)
Deferred acquisition costs	(11,850)	(1,887)
Prepaid reinsurance premiums	(51,916)	(30,038)
Receivables for securities redeemed	69,854	29,702
Other assets	(11,122)	(5,860)
Property and casualty losses	146,224	107,526
Life and annuity benefits	67,567	(17,126)
Funds withheld from reinsurers	(5,129)	(2,689)
Unearned property and casualty premiums	153,628	53,524
Reinsurance balances payable	37,115	20,070
Accounts payable and accrued expenses	(18,707)	(12,368)

Cash provided by operating activities	238,503	66,506

INVESTING ACTIVITIES
Purchases of fixed maturities	(524,381)	(739,421)
Sales of fixed maturities	238,800	205,535
Redemptions of fixed maturities	331,932	254,144
Net sales of alternative investments	26,481	91,350
Acquisition of subsidiary, net of cash acquired	(29,941)	(28,400)

Cash provided by (used in) investing activities	42,891	(216,792)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,354	4,633
Repurchase of common shares	(103,433)	(39,633)
(Repayment of) proceeds from bank loans	—	105,000
Net proceeds from issuance of senior notes	—	99,497
Dividends paid	(10,205)	(8,525)
Additions to deposit liabilities	875	17,970
Payments of deposit liabilities	(6,583)	(3,133)

Cash (used in) provided by financing activities	(114,992)	175,809

Effect of exchange rate on cash	3,382	869
Net increase in cash and cash equivalents	169,784	26,392
Cash and cash equivalents, beginning of period	397,656	441,895

CASH AND CASH EQUIVALENTS, END OF PERIOD	$567,440	$468,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $11,988 and $7,224 for the six months ended June 30, 2008 and 2007, respectively.

Corporate taxes paid totaled $153 and $nil for the six months ended June 30, 2008 and 2007, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Max Capital Group Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”), was incorporated on July 8, 1999 under the laws of Bermuda. Max Capital’s principal operating subsidiary is Max Bermuda Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda. The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. The Company’s U.S. activities are conducted through Max USA Holdings Ltd. (“Max USA”) and its primary operating subsidiary Max Specialty Insurance Company (“Max Specialty”), a Delaware domiciled excess and surplus insurance company. Max Specialty offers property and casualty coverage as an eligible non-admitted insurer on an excess and surplus basis in the United States. On June 2, 2008, Max Specialty acquired Max America Insurance Company, a U.S. admitted insurance company domiciled in the state of Indiana (“Max America”). Through Max America and Max Specialty, the Company is able to write both admitted and non-admitted business throughout most of the United States.

This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In particular we reclassified funds withheld to be included in other assets on the consolidated balance sheets.

2. ACQUISITION OF MAX AMERICA

On June 2, 2008, Max Specialty acquired 100% of the outstanding and issued common shares of Max America (formerly known as Commercial Guaranty Insurance Company), an inactive U.S.-domiciled insurer. This transaction provides the Company with the ability to write admitted insurance business in all 50 U.S. states. The insurance licenses acquired are recorded as intangible assets in the amount of $12.0 million and are included in other assets on the Company’s balance sheet.

3. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

4. BANK LOANS

In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution (the “Bank”) for a fair value of $150.0 million (the “notional amount”). Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged Max Diversified shares with a fair value of $93.7 million at June 30, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under United States generally accepted accounting principles (“GAAP”), the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan (the “swap loan”), with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. The net amount receivable or due under the total return swap is included in accounts payable. At June 30, 2008 and December 31, 2007, the net amounts receivable under the total return swap included in other assets were $12.4 million and $1.3 million, respectively. For the three months ended June 30, 2008 and 2007, the interest expense on the swap loan was $2.7 million and $3.9 million, respectively. For the six months ended June 30, 2008 and 2007, the interest expense on the swap loan was $6.6 million and $7.3 million, respectively. Investment income earned on the invested proceeds of the swap loan for the three months ended June 30, 2008 and 2007 was approximately $2.8 million and $3.2 million, respectively. Investment income earned on the invested proceeds of the swap loan for the six months ended June 30, 2008 and 2007 was approximately $6.2 million and $5.9 million, respectively.

Changes in the notional amount previously included in accounts payable at June 30, 2007 have been reclassified to bank loans in order to conform to the presentation adopted in the current period. Cash flows from operating activities for the six months ended June 30, 2007 have been correspondingly increased by $30.0 million, with cash flows provided by financing decreased by $30.0 million. The reclassification has no effect on the net income or retained earnings of any period.

On April 3, 2007, the Company borrowed $50.0 million under a revolving loan facility (the “revolver loan”) for the capitalization of Max USA. This loan renews at intervals of 1 to 6 months at the Company’s option, at which time the interest rate is reset to LIBOR plus a premium based on the Company’s current debt rating. As of June 30, 2008, $50.0 million remains outstanding on this loan at a 3.13% interest rate. Interest expense in connection with this loan was $0.4 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

5. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 (the “senior notes”), with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. Interest expense in connection with these senior notes was $1.8 million and $3.6 million for the three and six months ended June 30, 2008, respectively, and $1.5 million and $1.5 million for the three and six months ended June 30, 2007, respectively. The effective interest rate related to the senior notes, based on the net proceeds received, is approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million and were used to repay a bank loan used to acquire and capitalize Max Specialty.

6. SEGMENT INFORMATION

The Company operates in four segments:

•

Property and casualty reinsurance – This segment generally offers quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Property and casualty insurance – This segment generally offers excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•	Property and casualty U.S. specialty – This segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

•

Life and annuity reinsurance – This segment operates out of Bermuda only and generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

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

A summary of operations by segment for the three and six months ended June 30, 2008 and 2007 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2008
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Specialty	Total
Gross premiums written	$101,602	$122,176	$51,916	$275,694	$93,598	$—	$369,292
Reinsurance premiums ceded	(18,671)	(49,392)	(30,897)	(98,960)	(155)	—	(99,115)

Net premiums written	$82,931	$72,784	$21,019	$176,734	$93,443	$—	$270,177

Earned premiums	$99,917	$93,037	$26,105	$219,059	$93,598	$—	$312,657
Earned premiums ceded	(16,166)	(44,765)	(16,961)	(77,892)	(155)	—	(78,047)

Net premiums earned	83,751	48,272	9,144	141,167	93,443	—	234,610
Net investment income	9,555	4,325	1,875	15,755	10,780	15,972	42,507
Net losses on alternative investments	9,483	3,361	—	12,844	16,904	9,745	39,493
Net realized losses on sales of fixed maturities	—	—	—	—	—	(1,793)	(1,793)
Other income	—	46	—	46	—	155	201

Total revenues	102,789	56,004	11,019	169,812	121,127	24,079	315,018

Losses and benefits	32,699	38,694	6,756	78,149	108,220	—	186,369
Acquisition costs	12,542	(356)	(58)	12,128	107	—	12,235
Interest expense	(598)	—	—	(598)	(247)	4,934	4,089
General and administrative expenses	9,189	5,572	7,083	21,844	880	14,767	37,491

Total losses and expenses	53,832	43,910	13,781	111,523	108,960	19,701	240,184

Income (loss) before taxes	$48,957	$12,094	$(2,762)	$58,289	$12,167	$4,378	$74,834

Loss ratio*	39.0%	80.2%	73.9%	55.4%	***
Combined ratio**	65.0%	91.0%	150.7%	79.4%	***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2008
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Specialty	Total
Gross premiums written	$305,027	$195,380	$81,268	$581,675	$94,251	$—	$675,926
Reinsurance premiums ceded	(57,923)	(94,783)	(50,799)	(203,505)	(286)	—	(203,791)

Net premiums written	$247,104	$100,597	$30,469	$378,170	$93,965	$—	$472,135

Earned premiums	$200,531	$184,828	$42,688	$428,047	$94,251	$—	$522,298
Earned premiums ceded	(29,763)	(93,978)	(27,848)	(151,589)	(286)	—	(151,875)

Net premiums earned	170,768	90,850	14,840	276,458	93,965	—	370,423
Net investment income	19,440	8,380	3,810	31,630	20,585	39,918	92,133
Net gains on alternative investments	2,998	1,361	—	4,359	6,535	2,872	13,766
Net realized losses on sales of fixed maturities	—	—	—	—	—	(361)	(361)
Other income	—	1,112	—	1,112	—	311	1,423

Total revenues	193,206	101,703	18,650	313,559	121,085	42,740	477,384

Losses and benefits	91,336	69,805	10,610	171,751	123,175	—	294,926
Acquisition costs	22,506	(1,202)	285	21,589	259	—	21,848
Interest expense	2,445	—	—	2,445	2,244	11,357	16,046
General and administrative expenses	15,795	10,852	12,276	38,923	1,491	21,797	62,211

Total losses and expenses	132,082	79,455	23,171	234,708	127,169	33,154	395,031

Income (loss) before taxes	$61,124	$22,248	$(4,521)	$78,851	$(6,084)	$9,586	$82,353

Loss ratio*	53.5%	76.8%	71.5%	62.1%	***
Combined ratio**	75.9%	87.5%	156.1%	84.0%	***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Specialty	Total
Gross premiums written	$104,912	$125,904	$9,872	$240,688	$814	$—	$241,502
Reinsurance premiums ceded	(11,617)	(58,979)	(6,874)	(77,470)	(163)	—	(77,633)

Net premiums written	$93,295	$66,925	$2,998	$163,218	$651	$—	$163,869

Earned premiums	$98,009	$99,935	$939	$198,883	$814	$—	$199,697
Earned premiums ceded	(11,383)	(49,474)	(666)	(61,523)	(163)	—	(61,686)

Net premiums earned	86,626	50,461	273	137,360	651	—	138,011
Net investment income	11,106	3,974	1,618	16,698	7,285	22,386	46,369
Net gains on alternative investments	20,990	5,200	—	26,190	21,288	20,609	68,087
Net realized losses on sales of fixed maturities	—	—	—	—	—	(282)	(282)
Other income	—	—	—	—	—	169	169

Total revenues	118,722	59,635	1,891	180,248	29,224	42,882	252,354

Losses and benefits	55,550	40,148	152	95,850	10,651	—	106,501
Acquisition costs	19,657	(42)	(20)	19,595	137	—	19,732
Interest expense	1,213	—	—	1,213	504	6,611	8,328
General and administrative expenses	6,671	4,531	4,672	15,874	718	10,170	26,762

Total losses and expenses	83,091	44,637	4,804	132,532	12,010	16,781	161,323

Income (loss) before taxes	$35,631	$14,998	$(2,913)	$47,716	$17,214	$26,101	$91,031

Loss ratio*	64.1%	79.6%	55.7%	69.8%	***
Combined ratio**	94.5%	88.5%	N/A	95.6%	***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned. Due to the start-up nature of the U.S. specialty segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Reinsurance	Insurance	U.S. Specialty	Total
Gross premiums written	$239,926	$203,938	$9,872	$453,736	$1,364	$—	$455,100
Reinsurance premiums ceded	(35,166)	(111,528)	(6,874)	(153,568)	(273)	—	(153,841)

Net premiums written	$204,760	$92,410	$2,998	$300,168	$1,091	$—	$301,259

Earned premiums	$196,905	$201,981	$939	$399,825	$1,364	$—	$401,189
Earned premiums ceded	(21,859)	(100,958)	(666)	(123,483)	(273)	—	(123,756)

Net premiums earned	175,046	101,023	273	276,342	1,091	—	277,433
Net investment income	21,841	7,918	1,645	31,404	14,641	43,141	89,186
Net losses on alternative investments	37,412	9,575	—	46,987	38,784	36,428	122,199
Net realized losses on sales of fixed maturities	—	—	—	—	—	(1,325)	(1,325)
Other income	—	—	—	—	—	343	343

Total revenues	234,299	118,516	1,918	354,733	54,516	78,587	487,836

Losses and benefits	115,314	76,982	152	192,448	21,068	—	213,516
Acquisition costs	34,913	(633)	(20)	34,260	398	—	34,658
Interest expense	4,244	—	—	4,244	2,168	10,023	16,435
General and administrative expenses	13,941	8,915	8,179	31,035	1,429	19,494	51,958

Total losses and expenses	168,412	85,264	8,311	261,987	25,063	29,517	316,567

Income (loss) before taxes	$65,887	$33,252	$(6,393)	$92,746	$29,453	$49,070	$171,269

Loss ratio*	65.9%	76.2%	55.7%	69.6%	***
Combined ratio**	93.8%	84.4%	N/A	93.3%	***

*	Loss ratio is calculated by dividing losses and benefits by net premiums earned.
**	Combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned. Due to the start-up nature of the U.S. specialty segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

The Company’s clients are located in three geographic regions: North America, Europe and the Rest of the world.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2008 and 2007 were:

	Six Months Ended June 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$489,040	$334,978
Gross premiums written - Europe	170,787	100,919
Gross premiums written - Rest of the world	16,098	19,209
Reinsurance ceded - North America	(176,890)	(117,937)
Reinsurance ceded - Europe	(20,655)	(28,525)
Reinsurance ceded - Rest of the world	(6,245)	(7,385)

	$472,135	$301,259

Two clients accounted for 13.7% and 11.5% of the Company’s gross premiums written during the six months ended June 30, 2008. No individual clients accounted for more than 5.0% of the Company’s gross premiums written during the six months ended June 30, 2007.

7. INVESTMENTS

(a) The fair values and amortized cost of fixed maturities at June 30, 2008 and December 31, 2007 were:

June 30, 2008 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$927,032	$6,510	$(30,004)	$903,538
U.S. Corporate Securities	1,574,784	7,391	(40,614)	1,541,561
Other Corporate Securities	24,990	27	(230)	24,787
Asset and Mortgage-Backed Securities(1)	721,936	3,171	(26,620)	698,487
Collateralized Mortgage Obligations	464,984	3,084	(15,890)	452,178

	$3,713,726	$20,183	$(113,358)	$3,620,551

December 31, 2007 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$711,391	$11,593	$(8,661)	$714,323
U.S. Corporate Securities	1,691,881	8,763	(33,278)	1,667,366
Other Corporate Securities	17,413	44	(48)	17,409
Asset and Mortgage-Backed Securities(1)	756,493	4,086	(7,968)	752,611
Collateralized Mortgage Obligations	510,180	4,767	(3,430)	511,517

	$3,687,358	$29,253	$(53,385)	$3,663,226

(1)	Included within Asset and Mortgage-Backed Securities are securities issued by U.S. Agencies with a fair value of $417,364 (2007—$305,016).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s fixed maturities at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. Government and Agencies(1)	$1,320,902	36.5	$1,019,339	27.8
AAA	1,166,110	32.2	1,630,939	44.5
AA	494,486	13.7	409,058	11.2
A	601,574	16.6	564,174	15.4
BBB	37,479	1.0	39,716	1.1

	$3,620,551	100.0	$3,663,226	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage-Backed Securities with a fair value of $417,364 (2007—$305,016).

Investment income earned for the six months ended June 30, 2008 and 2007 was:

	Six Months Ended June 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$95,466	$92,775
Interest earned on funds withheld	651	323
Amortization of premium on fixed maturities	(2,449)	(2,429)
Investment expenses	(1,535)	(1,483)

	$92,133	$89,186

The net realized losses and the change in net unrealized depreciation on fixed maturities for the six months ended June 30, 2008 and 2007 were:

	Six Months Ended June 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Net realized losses:
Gross realized gains	$6,265	$5,904
Gross realized losses	(6,626)	(7,229)

Net realized losses on sale of fixed maturities	(361)	(1,325)

Net change in unrealized depreciation of investments	(69,043)	(57,746)

Total net realized losses and change in unrealized depreciation on investments	$(69,404)	$(59,071)

The Company seeks to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a fixed maturity security is held there will be periods, perhaps greater than 12 months, when the investment’s fair value is less than its cost resulting in unrealized losses. The Company has the intent and ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time the Company would expect to realize an other than temporary impairment on a fixed maturity security is if there were concerns about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its fixed maturities portfolio and utilizes a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,309 securities, 892 had unrealized losses at June 30, 2008. Based on the review of those securities in an unrealized loss position at June 30, 2008, the Company recognized an other than temporary impairment charge of $3.1 million for both the three and six months ended June 30, 2008. This other than temporary impairment charge is included in net realized losses on sale of fixed maturities in the statements of income and comprehensive income.

Fixed maturities with unrealized losses, and the duration of such conditions as of June 30, 2008 and as of December 31, 2007 were:

June 30, 2008 (Expressed in thousands of U.S. Dollars	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$621,425	$30,004	$—	$—	$621,425	$30,004
U.S. Corporate Securities	1,084,682	39,816	18,785	842	1,103,467	40,658
Other Corporate Securities	8,624	187	—	—	8,624	187
Asset and Mortgage-Backed Securities	431,338	26,322	5,736	298	437,074	26,620
Collateralized Mortgage Obligations	267,234	15,889	—	—	267,234	15,889

	$2,413,303	$112,218	$24,521	$1,140	$2,437,824	$113,358

December 31, 2007 (Expressed in thousands of U.S. Dollars	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$244,684	$8,591	$23,632	$70	$268,316	$8,661
U.S. Corporate Securities	1,045,321	32,668	26,530	610	1,071,851	33,278
Other Corporate Securities	6,972	48	—	—	6,972	48
Asset and Mortgage-Backed Securities	331,995	7,820	5,622	148	337,617	7,968
Collateralized Mortgage Obligations	182,716	3,430	—	—	182,716	3,430

	$1,811,688	$52,557	$55,784	$828	$1,867,472	$53,385

The distribution of the alternative investment portfolio by investment strategy as at June 30, 2008 and December 31, 2007 was:

	June 30, 2008		December 31, 2007
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$148,953	14.2%	$168,050	15.8%
Diversified arbitrage	98,964	9.4%	161,870	15.2%
Emerging markets	66,002	6.3%	98,882	9.3%
Event-driven arbitrage	180,377	17.2%	170,563	16.1%
Fixed income arbitrage	28,957	2.8%	32,265	3.0%
Global macro	90,033	8.6%	69,092	6.5%
Long/short credit	44,362	4.2%	51,512	4.9%
Long/short equity	350,926	33.5%	269,959	25.4%
Opportunistic	35,794	3.4%	35,600	3.4%

	1,044,368	99.6%	1,057,793	99.6%
Reinsurance private equity	4,651	0.4%	3,941	0.4%

Total alternative investments	$1,049,019	100.0%	$1,061,734	100.0%

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

Investments in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities that invest in a wide range of financial products. These investments are stated at fair value as determined by the most recently advised net asset value as advised by the fund, where the fund’s holdings can be in various quoted and unquoted investments. The net asset value for alternative investments with few restrictions on redemptions or new investors is considered a Level 2 fair value. The net asset value for alternative investments with significant restrictions on redemptions or new investors is considered a Level 3 fair value.

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

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2008.

June 30, 2008 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
Fixed maturities	$100,198	$3,520,353	$—	$3,620,551
Alternative investments	—	1,025,190	19,178	1,044,368
Other assets	—	—	552	552

	$100,198	$4,545,543	$19,730	$4,665,471

The alternative investments above do not include a private equity investment of $4.7 million in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

Other assets of $0.6 million consist of hurricane index-linked derivative contracts that will trigger payments to the Company or by the Company based upon the occurrences of hurricanes of certain size and in certain locations in 2008. The fair value of these contracts are estimated by management based on the amount paid or received for the contracts plus unobservable inputs, principally pricing models for reinsurance contracts with similar characteristics.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and six months ended June 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at April 1, 2008	$—	$17,340	$1,017	$18,357
Total gains or losses (realized/unrealized)
Included in net income	—	563	—	563
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	(465)	(465)
Transfers in and/or out of Level 3	—	1,275	—	1,275

Ending balance at June 30, 2008	$—	$19,178	$552	$19,730

The amount of total gains or losses for the three months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$1,405	$—	$1,405

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	510	—	510
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	552	552
Transfers in and/or out of Level 3	—	925	—	925

Ending balance at June 30, 2008	$—	$19,178	$552	$19,730

The amount of total gains or losses for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$1,517	$—	$1,517

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

10. EQUITY CAPITAL

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 12, 2008 and May 5, 2008, payable to shareholders of record on February 26, 2008 and May 16, 2008, respectively. On August 5, 2008, Max Capital’s board of directors declared a dividend of $0.09 per share payable to shareholders of record on August 19, 2008.

During the six months ended June 30, 2008, under the Board-approved share repurchase authorization, the Company repurchased 3,750,464 common shares at an average price of $27.58 per common share for a total amount of $103.4 million, including the costs incurred to effect the repurchases. As of June 30, 2008, the remaining authorization under the Company’s share repurchase program was $76.2 million.

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

	June 30, 2008	December 31, 2007
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$110,048	$117,752
Deposit liabilities	28,144	28,292
Funds withheld from reinsurers	135,743	141,206
Reinsurance balances payable	24,198	23,025

	Six Months Ended June 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$979	$953
Earned premiums ceded	979	953
Other income	400	400
Losses and benefits	545	1,198
Interest expense	1,920	3,731

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, has served as the investment advisor for Max Diversified since April 1, 2004. For the six months ended June 30, 2008 and 2007, Alstra received investment advisor fees of $4.2 million and $4.9 million, respectively.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $1.6 million and $0.8 million, in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital for the six months ended June 30, 2008 and 2007, respectively.

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

12. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of June 30, 2008. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility. As of June 30, 2008, there was a $50.0 million unsecured loan outstanding to Max Capital under this credit facility, as described in Note 4.

The other two facilities are a $100.0 million letter of credit facility with The Bank of Nova Scotia and a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”).

The following table provides a summary of the letter of credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of June 30, 2008 and December 31, 2007:

	Credit Facilities
	(Expressed in thousands of U.S. Dollars)
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.	Total
Letter of credit facility capacity at June 30, 2008	$600,000	$100,000	$20,000	$720,000

Letters of credit issued and outstanding at June 30, 2008	$393,476	$4,498	$10,000	$407,974

Cash and fixed maturities at fair value pledged as collateral at June 30, 2008	$429,474	$5,141	$25,483	$460,098

Letter of credit facility capacity at December 31, 2007	$600,000	$100,000	$20,000	$720,000

Letters of credit issued and outstanding at December 31, 2007	$364,339	$4,498	$20,000	$388,837

Cash and fixed maturities at fair value pledged as collateral at December 31, 2007	$449,786	$5,030	$25,262	$480,078

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at June 30, 2008.

13. STOCK INCENTIVE PLANS

At the May 5, 2008 Annual General Meeting, Max Capital’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”) under which the Company may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, restricted stock units, share awards or other awards. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee directors and consultants. The 2008 Plan is administered by the Compensation Committee of the board of directors (the “Committee”).

Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a Stock Incentive Plan approved by the shareholders in June 2000, and amended in each of May 2002 and April 2005 (the “2000 Plan”, and together with the 2008 Plan, the “Plans”). Effective upon the adoption of the 2008 Plan, unused shares from the 2000 Plan are unavailable for future awards and instead are used only to fulfill obligations from outstanding option, restricted stock unit awards or reload obligations pursuant to grants originally made under the 2000 Plan.

Stock Option Awards

Options that have been granted under the 2000 Plan or that will be granted under the 2008 Plan have an exercise price equal to or greater than the fair market value of Max Capital’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Max Capital. Shares issued under the Plan are made available from authorized but unissued shares.

The fair value of options granted during the six months ended June 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2008	2007
Option valuation assumptions:
Expected option life	3 year	7 years
Expected dividend yield	1.78%	1.13%
Expected volatility	21.9%	13.5%
Risk-free interest rate	4.31%	4.77%
Forfeiture rate	0%	0%

The Company recognized $0.2 million and $0.6 million of stock-based compensation expense related to stock option awards for the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense related to stock option awards for the six months ended June 30, 2008 and 2007 was $0.4 million and $1.3 million, respectively. As of June 30, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $1.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

Total intrinsic value of stock options exercised during the six month periods ended June 30, 2008 and 2007 was $1.7 million and $3.7 million, respectively.

The following table provides a summary of the Company’s options outstanding as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2007	2,185,749	$21.18	$6.04	6.15	$16,203	$10.95 – $36.26
Options granted	32,725	$24.62	$4.46	3.22	—	$23.44 – $27.97
Options exercised	(171,775)	$15.50	—	—	—	$11.50 – $18.00
Options forfeited	(4,819)	$26.56	—	—	—	$26.56 – $26.56

Balance, June 30, 2008	2,041,880	$21.69	$6.07	5.83	$5,660	$10.95 – $36.26

Options exercisable, June 30, 2008	1,530,815	$17.41	$5.61	4.90	$5,660	$10.95 – $28.82

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $5.0 million and $9.8 million for the three months and six months ended June 30, 2008 compared to $3.7 million and $7.7 million for the three months and six months ended June 30, 2007.

The following table provides a summary of the Company’s non-vested awards of restricted stock and RSUs as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Non-vested Restricted Stock	Weighted -Average Grant – Date Fair Value	Non-vested RSUs	Weighted -Average Grant – Date Fair Value
Balance, December 31, 2007	1,807,788	$24.19	295,232	$24.01
Restricted Stock Granted	829,838	27.73	148,527	27.95
Restricted Stock Vested	(471,018)	21.94	(96,000)	21.72
Restricted Stock Forfeited	(11,478)	25.49	—	—

Balance, June 30, 2008	2,155,130	$26.06	347,759	$26.32

14. SUBSEQUENT EVENT

On July 24, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Imagine Insurance Company Limited (“Seller”) pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of Imagine Group (UK) Limited (“Imagine UK”). Imagine UK is the parent of a specialty insurance group operating within the Lloyd’s insurance market through three active syndicates (Syndicates 1400, 2525 and 2526) and a managing agency, Imagine Syndicate Management Limited.

Subject to regulatory and other required approvals, the Company will pay consideration of approximately GBP 11.0 million to complete the transaction. As part of the transaction, the Company or one of its affiliates will replace letters of credit totaling approximately GBP 90.0 million currently provided by an affiliate of Imagine Group to fund its Lloyd’s syndicate commitments.

The Share Purchase Agreement contains customary representations and warranties on the part of the Company and the Seller and the Seller has agreed to indemnify the Company against certain liabilities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007 and our financial condition as of June 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2008.

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

In April 2007, we expanded into the excess and surplus lines business in the United States by acquiring Max Specialty. This segment offers property, marine and ocean cargo, casualty, excess liability and umbrella insurance products. We believe this platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products into targeted niche markets. In June 2008, Max Specialty acquired Max America, an admitted insurance company licensed to write business in all fifty U.S. states.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs nine strategies invested in approximately 35 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at June 30, 2008, the allocation of invested assets was 80.0% in cash and fixed maturities and 20.0% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At June 30, 2008, Max Bermuda had $1,430.7 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries Max Specialty and Max America. We hold materially all of our alternative investments in Max Diversified.

Executive Summary

Our net income for the six months ended June 30, 2008 of $82.0 million reflects continued execution of our disciplined underwriting philosophy. Our results benefited from favorable development of reserves on prior year contracts and improved investment returns on our alternative investments, which rebounded during the three months ended June 30, 2008 from the negative returns over the first three months of the year.

Our underwriting results for the six months ended June 30, 2008 reflect favorable loss development and opportunistic expansion into new product lines. Our largest segments, property and casualty reinsurance and insurance produced an aggregate combined ratio for the six month period ended June 30, 2008 of 79.9%, with underwriting income of $52.5 million, compared to a combined ratio of 90.4% and underwriting income of $26.6 million for the same period in 2007. Our property and casualty reinsurance segment had significant premium growth in the agriculture reinsurance product line. Our property and casualty U.S. specialty segment continued to increase its premium volume month over month. Losses incurred in the six months ended June 30, 2008 related to catastrophic events were not significant to operating results.

Gross premiums written for the six months ended June 30, 2008 increased 48.5% to $675.9 million compared to the same period in 2007. The largest contributors to this increase were our agriculture reinsurance business, which produced $85.0 million of gross premiums written in the six months ended June 30, 2008, and a life and annuity reinsurance transaction which produced $92.8 million of gross premiums written. Apart from this premium growth, our remaining product lines were in line with expectations, with modest decreases in pricing and renewals compared to the same period in 2007. We expect the softening property and casualty market to continue in many of our product lines. We have declined and expect to continue to decline renewals that fall below our risk/return requirements. Our property and casualty U.S. specialty segment, which commenced in April 2007, continued to grow with gross premiums written of $81.3 million for the six months ended June 30, 2008, or 14.0% of our total property and casualty premiums.

Our three property and casualty segments produced an aggregate combined ratio for the six month period ended June 30, 2008 of 84.0%, with underwriting income of $44.2 million. Each quarter we conduct internal reviews of reserves and reflect any new information that we receive with respect to expected losses on business that we have written. As a result of our internal reserve reviews, during the six months ended June 30, 2008, we recorded $36.3 million of net favorable development on prior period reserves in our property and casualty segments. The favorable development is primarily due to lower than expected claims emergence on prior year contracts.

We manage our exposure to underwriting volatility by selectively identifying line sizes of business to be assumed, diversifying our underlying exposures and purchasing reinsurance and retrocessional protection. We believe our retrocessional protection is a key component of our diversified strategy and will allow us to achieve lower volatility in years with losses significantly higher or lower than expected. We have purchased additional reinsurance during the six months ended June 30, 2008 compared to the same period in 2007 to manage our net exposure from the increase in gross premiums written in our agriculture and medical malpractice product lines.

For the six months ended June 30, 2008, our cash, fixed maturities and alternative investments collectively increased by $114.4 million, or 2.2%, since December 31, 2007, due to positive operating cash flows offset by declining fixed maturities prices. We believe our 3.5 to 1 ratio of invested assets to shareholders’ equity and our overall investment strategy enhances the return to shareholders over the long term. Our investment allocation to alternative investments was at our target allocation of 20.0% at June 30, 2008 compared to 20.7% at December 31, 2007.

The widening of credit spreads across most asset classes and durations during the six months ended June 30, 2008 has unfavorably impacted the overall market value of our fixed maturities portfolio. This impact was offset to a limited degree by the reduction in interest rates in the United States over the same period in response to the liquidity crisis stemming from the sub-prime loan market collapse. As a result, our net unrealized loss position recorded within accumulated other comprehensive income increased by $69.0 million for the six months ended June 30, 2008. A widening of credit spreads has the effect of decreasing the market value of investments, and therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore shareholders’ equity.

We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. For both the three and six months ended June 30, 2008, we recognized an other than temporary impairment charge through net income of $3.1 million on our fixed maturities portfolio.

We believe our fixed maturities investment portfolio has limited exposure to the sub-prime loan market and we have not recognized any losses in income related to credit or liquidity issues on our securities with sub-prime exposure. At June 30, 2008, our securities with significant exposure to sub-prime borrowers total $45.3 million in fair value, or 1.3% of total fixed maturities, and $51.3 million in amortized cost. By fair value, 81.1% of these securities are AAA-rated with the remainder AA-rated. The weighted average life of these securities is 2.6 years as of June 30, 2008. All have significant levels of subordination coverage available to absorb future credit losses. We are comfortable holding these securities in current conditions, but together with our investment managers, we continue to monitor them for signs of impairment.

The six months ended June 30, 2008 saw continued turbulence in the financial markets. The return on our alternative investments for the three months ended June 30, 2008 was 3.34%, offsetting the (2.11)% return earned in the three months ended March 31, 2008, and resulting in a 1.16% return for the six months ended June 30, 2008. Our alternative investment strategies are selected because of their low correlation with the stock market, the bond market, and each other. Our return compares favorably to the HFRI Fund of Funds Index return of (2.54)% and the S&P Index return of (11.91)% for the six months ended June 30, 2008. Six out of the nine alternative investment strategies achieved positive returns for the six months ended June 30, 2008. The strategies that principally contributed to the net gain in the six month period ended June 30, 2008 were the event-driven arbitrage and global macro strategies, which represent 17.2% and 8.6%, respectively, of total alternative investments.

During the six months ended June 30, 2008, under the board-approved share repurchase authorization, we repurchased 3,750,464 of our common shares at an average price of $27.58 per share for a total amount of $103.4 million. These repurchases included total payments of $38.5 million for the repurchase of shares issued upon the exercise of warrants by two original shareholders and $50.0 million under an accelerated share repurchase program. In February 2008, our board of directors authorized an increase in our share repurchase program, which may be conducted from time to time through the market or privately negotiated transactions. At June 30, 2008, the remaining authorization under our share repurchase program was $76.2 million.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 10.7% for the six months ended June 30, 2008. Fully diluted book value per common share increased 0.2% from $25.59 at December 31, 2007 to $25.65 at June 30, 2008. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase common shares in the market. Under this method diluted common shares outstanding were 58,080,690 and 61,901,228 at June 30, 2008 and December 31, 2007, respectively.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the six months ended June 30, 2008. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We monitor the performance of our underwriting operations in four segments:

•

Property and casualty reinsurance – This segment generally offers quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Property and casualty insurance – This segment generally offers excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•	Property and casualty U.S. specialty – This segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

•

Life and annuity reinsurance – This segment operates out of Bermuda only and generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

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

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Three Months Ended June 30, 2008	% change	Three Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$101.6	(3.1)%	$104.9
Reinsurance premiums ceded	(18.7)	61.2%	(11.6)

Net premiums written	$82.9	(11.1)%	$93.3

Net premiums earned(a)	83.8	(3.2)%	86.6
Net investment income	9.6	(13.5)%	11.1
Net gains on alternative investments	9.4	(55.2)%	21.0

Total revenues	$102.8	(13.4)%	$118.7

Losses(b)(c)	32.7	(41.2)%	55.6
Acquisition costs(c)	12.5	(36.5)%	19.7
Interest expense	(0.6)	N/A	1.2
General and administrative expenses(c)	9.2	39.4%	6.6

Total losses and expenses	$53.8	(35.3)%	$83.1

Net income before taxes	$49.0	37.6%	$35.6

Loss ratio(b)/(a)	39.0%		64.1%
Combined ratio(c)/(a)	65.0%		94.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the three months ended June 30, 2008 were $101.6 million compared to $104.9 million for the three months ended June 30, 2007, a decrease of 3.1%. Flat to negative growth in our workers compensation, marine and energy and professional liability lines in the three months ended June 30, 2008 were consistent with our expectations and are principally a consequence of maintaining our underwriting discipline in a softening market. We declined and expect to continue to decline renewals that fall below our risk/return requirements. Compared to other lines of business, we are seeing more attractive opportunities in medical malpractice, aviation and property and property catastrophe lines of business. Adjustments to gross premiums written on prior period contracts decreased gross premiums written by $13.7 million for the three months ended June 30, 2008, with the largest adjustments occurring in the workers compensation line of business. The impact on net income from these premium adjustments was a decrease of less than $1.0 million for the three months ended June 30, 2008. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate.

Reinsurance premiums ceded. Reinsurance premiums ceded for the property and casualty reinsurance segment for the three months ended June 30, 2008 were $18.7 million compared to $11.6 million for the three months ended June 30, 2007, an increase of 61.2%. The increase principally was attributable to the purchase of additional property and aviation excess of loss reinsurance during the three months ended June 30, 2008. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions.

Net premiums earned. Net premiums earned for the property and casualty reinsurance segment decreased by 3.2% to $83.8 million for the three months ended June 30, 2008.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to the property and casualty reinsurance segment were $32.7 million for the three months ended June 30, 2008 compared to $55.6 million for the three months ended June 30, 2007, a decrease of 41.2%. The loss ratio for our property and casualty reinsurance segment for the three months ended June 30, 2008 was 39.0% compared to 64.1% for the three months ended June 30, 2007. The decrease in losses is principally attributable to net favorable loss reserve development on prior year reserves of $28.5 million, compared to $5.0 million of favorable development for the three months ended June 30, 2007. This favorable loss development accounted for a 34 point reduction in the loss ratio for the three months ended June 30, 2008. Favorable development was recognized across most of our lines of business and reflects the lower than expected claims emergence on prior year contracts. This favorable loss development was partially offset by losses on our agriculture product line. Based on the information available, we estimate that incremental losses to our agriculture line of business related to the flooding in the mid-western United States for the three months ended June 30, 2008 to be approximately $6.0 million, net of reinsurance recoveries. Losses recognized in the three months ended June 30, 2008 related to catastrophic events were not significant to operating results.

Acquisition costs. Acquisition costs relating to the property and casualty reinsurance segment were $12.5 million for the three months ended June 30, 2008 compared to $19.7 million for the three months ended June 30, 2007, a decrease of 36.5%. The ratio of acquisition costs to net premiums earned was 14.9% and 22.7% for the three months ended June 30, 2008 and 2007, respectively. This decrease is principally attributable to lower average acquisition costs on premiums earned as a result of changes in our business mix. In addition, acquisition costs for the three months ended June 30, 2007 included approximately $5.0 million of commission adjustments on prior year contracts. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses relating to the property and casualty reinsurance segment were $9.2 million for the three months ended June 30, 2008 compared to $6.6 million for the three months ended June 30, 2007, an increase of 39.4%. The increase is principally related to a combination of small increases, including the effect of the stronger euro on our Dublin-based reinsurance operations, a higher bonus accrual for the current period and higher expense associated with the vesting of long-term stock-based compensation.

Net income before taxes. Net income before taxes attributable to the property and casualty reinsurance segment for the three months ended June 30, 2008 was $49.0 million compared to $35.6 million for the three months ended June 30, 2007. The increase in net income before taxes between the three months ended June 30, 2008 and 2007 is principally attributable to the release of prior period loss reserves of $28.5 million and the decrease in acquisition costs of $7.2 million, partially offset by agriculture losses of approximately $6.0 million and a decrease of $11.6 million in net gains on alternative investments.

Property and Casualty Insurance Segment

	Three Months Ended June 30, 2008	% change	Three Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$122.2	(2.9)%	$125.9
Reinsurance premiums ceded	(49.4)	(16.3)%	(59.0)

Net premiums written	$72.8	8.8%	$66.9

Net premiums earned(a)	48.3	(4.4)%	50.5
Net investment income	4.3	10.3%	3.9
Net gains on alternative investments	3.4	(34.6)%	5.2
Other income	—	N/A	—

Total revenues	$56.0	(6.0)%	$59.6

Losses(b)	38.7	(3.5)%	40.1
Acquisition costs	(0.4)	N/A	—
General and administrative expenses	5.6	24.4%	4.5

Total losses and expenses(c)	$43.9	(1.6)%	$44.6

Net income before taxes	$12.1	(19.3)%	$15.0

Loss ratio(b)/(a)	80.2%		79.6%
Combined ratio(c)/(a)	91.0%		88.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the three months ended June 30, 2008 were $122.2 million compared to $125.9 million for the three months ended June 30, 2007, a decrease of 2.9%. Premium volume in this segment was consistent with our expectations and reflects the recent trend of softening premium rates for new and renewal business in the markets that we serve. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for the property and casualty insurance segment for the three months ended June 30, 2008 were $49.4 million compared to $59.0 million for the three months ended June 30, 2007, a decrease of 16.3%. Reinsurance premiums ceded in the three months ended June 30, 2008 and 2007 were related principally to our existing quota share treaties that are utilized to manage our retained exposure and, therefore, will tend to decrease when premiums written decrease. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended June 30, 2008 was 40.4% compared to 46.9% for the three months ended June 30, 2007. The decreased ratio is principally related to the decrease in the percentage ceded under several of our reinsurance quota share treaties.

Net premiums earned. Net premiums earned for the property and casualty insurance segment for the three months ended June 30, 2008 were $48.3 million compared to $50.5 million for the three months ended June 30, 2007, a decrease of 4.4%. The decrease is principally attributable to the lower net premiums written in the twelve months ended June 30, 2008 compared to the twelve months ended June 30, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to the property and casualty insurance segment were $38.7 million for the three months ended June 30, 2008 compared to $40.1 million for the three months ended June 30, 2007, a decrease of 3.5%. This decrease is consistent with the decrease in premiums earned. The loss ratio for our insurance segment for the three months ended June 30, 2008 was 80.2% compared to 79.6% for the same period in 2007. During the three months ended June 30, 2008 and 2007, there were no significant adjustments in loss reserves relating to prior year contracts.

Acquisition costs. Acquisition costs for the property and casualty insurance segment were $(0.4) million for the three months ended June 30, 2008 compared to $nil for the three months ended June 30, 2007. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses for the property and casualty insurance segment were $5.6 million for the three months ended June 30, 2008 compared to $4.5 million for the three months ended June 30, 2007, an increase of 24.4%. The increase resulted principally from additional claims and underwriting staff added since March 31, 2007 in order to service a growing base of clients, the effect of the stronger euro on our Dublin-based insurance operations and a higher expense associated with the vesting of long-term stock-based compensation.

Net income before taxes. Net income before taxes attributable to the property and casualty insurance segment for the three months ended June 30, 2008 was $12.1 million compared to $15.0 million for the three months ended June 30, 2007, a decrease of 19.3%. The decrease in net income before taxes between the three months ended June 30, 2008 and 2007 is principally attributable to the 2.5 percentage point increase in the combined ratio resulting from the increase in general and administrative expenses and the decrease in net premiums earned. Additionally, the decrease in gains on alternative investments contributed a decrease of $1.8 million to net income for the three months ended June 30, 2008 compared to the same period in 2007.

Property and Casualty U.S. Specialty Segment

Our property and casualty U.S. specialty segment commenced underwriting activities in April 2007. As a result, the volume of activity for the three months ended June 30, 2008 was significantly higher than the volume of activity for the three months ended June 30, 2007, and this should be considered when making comparisons between the two periods.

	Three Months Ended June 30, 2008	% change	Three Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$51.9	424.2%	$9.9
Reinsurance premiums ceded	(30.9)	347.8%	(6.9)

Net premiums written	$21.0	N/A	$3.0

Net premiums earned(a)	9.1	N/A	0.3
Net investment income	1.9	18.8%	1.6
Net gains on alternative investments	—	N/A	—

Total revenues	$11.0	478.9%	$1.9

Losses(b)	6.8	N/A	0.1
Acquisition costs	(0.1)	N/A	—
General and administrative expenses	7.1	51.1%	4.7

Total losses and expenses(c)	$13.8	187.5%	$4.8

Net loss before taxes	$(2.8)	(3.4)%	$(2.9)

Loss ratio(b)/(a)	73.9%		55.7%
Combined ratio(c)/(a)	150.7%		N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)). For the three months ended June 30, 2007, due to the start-up nature of the segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

Gross and Net Premiums written and earned. Gross premiums written by the property and casualty U.S. specialty segment for the three months ended June 30, 2008 were $51.9 million compared with $9.9 million for the three months ended June 30, 2007. Reinsurance premiums ceded for the property and casualty U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. Net premiums earned were $9.1 million for the three months ended June 30, 2008 compared to $0.3 million for the three months ended June 30, 2007. The increase in gross premiums written and ceded reflects the growth of this segment as it enters its second year of operations. Gross premiums written have been increasing steadily each quarter and are in line with our expectations for the year. We also continue to purchase substantial reinsurance protection while we build this U.S.-based operation.

Net investment income. Net investment income relating to the property and casualty U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities for the three months ended June 30, 2008 was 4.82% compared to 4.18% for the three months ended June 30, 2007.

Losses. Losses relating to our property and casualty U.S. specialty segment were $6.8 million for the three months ended June 30, 2008 compared to $0.1 million for the three months ended June 30, 2007. Losses in this segment typically comprise a larger volume of smaller dollar value losses compared to our property and casualty reinsurance and insurance segments. As our property and casualty U.S. specialty segment grows, we are purchasing, and expect to continue to purchase, substantial reinsurance coverage in order to protect our capital base. Accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written, which has the effect of increasing the net loss ratio. We believe this effect will decrease as gross premiums written volume increases and the ratio of reinsurance ceded to gross premiums written decreases.

General and administrative expenses. General and administrative expenses relating to the property and casualty U.S. specialty segment were $7.1 million for the three months ended June 30, 2008 compared to $4.7 million for the three months ended June 30, 2007, an increase of 51.1%. General and administrative expenses principally comprise personnel and infrastructure costs, which have grown in line with the growth in gross premiums written. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Net loss before taxes. Net loss before taxes attributable to the property and casualty U.S. specialty segment for the three months ended June 30, 2008 was $2.8 million compared to $2.9 million for the three months ended June 30, 2007, a decrease in the net loss of 3.4%. This decrease is principally the result of net premiums earned growing at a faster rate than the corresponding general and administrative expenses. Absent unanticipated losses from the business that we write, we expect this trend to continue as we grow this segment.

Life and Annuity Reinsurance Segment

	Three Months Ended June 30, 2008	% change	Three Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$93.6	N/A	$0.8
Reinsurance premiums ceded	(0.2)	N/A	(0.2)

Net premiums written	$93.4	N/A	$0.6

Net premiums earned	93.4	N/A	0.6
Net investment income	10.8	47.9%	7.3
Net gains on alternative investments	16.9	(20.7)%	21.3

Total revenues	$121.1	314.7%	$29.2

Benefits	108.2	N/A	10.7
Acquisition costs	0.1	N/A	0.1
Interest expense	(0.2)	N/A	0.5
General and administrative expenses	0.9	28.6%	0.7

Total benefits and expenses	$109.0	N/A	$12.0

Net income before taxes	$12.1	(29.7)%	$17.2

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

One life and annuity contract was written during the three months ended June 30, 2008 with gross premium written of $92.8 million, covering a closed block of pension annuities for an existing client. No life and annuity contracts were written during the three months ended June 30, 2007. Apart from the components related to the contract incepting during the three months ended June 30, 2008, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $108.2 million for the three months ended June 30, 2008 of which $92.8 million related to the contract incepting during the period. Excluding the contract incepting during the period, benefits were $15.4 million for the three months ended June 30, 2008 compared to $10.7 million for same period in 2007. The increase reflects additional reinsured policy claims payments associated with the $300.6 million of reinsurance premiums written in the second half of 2007. Benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Net income before taxes. Net income attributable to the life and annuity reinsurance segment for the three months ended June 30, 2008 was $12.1 million compared to $17.2 million for the three months ended June 30, 2007. The results are primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we write, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $5.1 million decrease in net income for the three months ended June 30, 2008 compared to the same period in 2007, was the $4.4 million decrease in gains on alternative investments.

Corporate Function

	Three Months Ended June 30, 2008	% change	Three Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Net investment income	$42.5	(8.4)%	$46.4
Less: net investment income allocated to non-U.S. underwriting segments	(24.6)	N/A	(22.4)
Less: net investment income of the property and casualty U.S. specialty segment	(1.9)	N/A	(1.6)

Balance of net investment income	$16.0	(28.6)%	$22.4

Net gains on alternative assets	39.5	N/A	68.1
Less: net gains on alternative assets allocated to underwriting segments	(29.8)	N/A	(47.5)

Balance of net gains on alternative investments	9.7	(52.9)%	20.6

Net realized losses on sale of fixed maturities	(1.8)	N/A	(0.3)

Other income	0.2	N/A	0.2

Interest expense	(4.9)	(25.8)%	(6.6)

General and administrative expenses not included in segment results	(14.8)	45.1%	(10.2)

Net income before taxes excluding segment results	$4.4	(83.1)%	$26.1

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the three months ended June 30, 2008 decreased $3.9 million to $42.5 million compared to $46.4 million for the three months ended June 30, 2007, a decrease of 8.4%. The decrease was principally attributable to the decrease in interest rates on cash and lower interest rates on new fixed maturities investments. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended June 30, 2008 was 4.07% compared to 5.03% for the three months ended June 30, 2007.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $39.5 million, or a 3.34% rate of return, for the three months ended June 30, 2008, compared to net gains of $68.1 million, or a 5.84% rate of return, for the three months ended June 30, 2007. These returns include gains of $0.3 million and $0.2 million from our private equity reinsurance investment for the three months ended June 30, 2008 and 2007, respectively. The remainder of our alternative investments comprises the Max Diversified portfolio.

The return for Max Diversified was 3.33% for the three months ended June 30, 2008. This return compares favorably with the HFRI Fund of Funds Index returning 1.81%, the S&P 500 Index returning (2.73)%, and the Merrill Lynch Master Bond Index returning (1.14)% for the three months ended June 30, 2008. The three months ended June 30, 2008 experienced a continuation of tight credit conditions, a slumping U.S. housing market and slowing economic growth. The performance of Max Diversified in the face of these adverse market conditions was 152 basis points better than the HFRI Fund of Funds Index, which we believe demonstrated the benefits of our diversified strategy.

Six of the nine alternative investment strategies we employed achieved positive returns during the three months ended June 30, 2008, and three incurred negative returns. The largest contributors by investment strategy to the gain for the current period were the long/short equity and the event-driven arbitrage strategies. As of June 30, 2008, 33.5% and 17.2% of our alternative investments were allocated to long/short equity and event-driven arbitrage strategies, respectively. Taking into account the cash held by Max Diversified and the original cost base of the underlying investments, the allocation of 33.5% to the long/short equity strategy remains within our investment guidelines.

Net realized losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. Net realized losses for the three months ended June 30, 2008 and 2007, were $1.8 million and $0.3 million, respectively. Included in net realized losses for the three months ended June 30, 2008 and 2007, were other than temporary impairment charges of $3.1 million and $nil, respectively.

Interest expense. Interest expense was $4.9 million for the three months ended June 30, 2008 compared to $6.6 million for the three months ended June 30, 2007. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $280.0 million swap loan and the $50.0 million revolver loan each bear interest at a rate based on LIBOR plus a spread. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007 that mature in April 2017 and bear interest at 7.20%. Interest expense for the three months ended June 30, 2008 decreased compared to the same period in 2007 primarily due to the decrease in LIBOR between the two periods.

General and administrative expenses. General and administrative expenses were $14.8 million for the three months ended June 30, 2008 compared to $10.2 million for the three months ended June 30, 2007, an increase of 45.1%. The increase resulted principally from a higher bonus accrual for the current period, higher expense associated with the vesting of long-term stock-based compensation, and significant professional fees incurred related to acquisition activities.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Results of Underwriting Operations

Property and Casualty Reinsurance Segment

	Six Months Ended June 30, 2008	% change	Six Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$305.0	27.1%	$239.9
Reinsurance premiums ceded	(57.9)	64.5%	(35.2)

Net premiums written	$247.1	20.7%	$204.7

Net premiums earned(a)	170.8	(2.5)%	175.1
Net investment income	19.4	(11.0)%	21.8
Net gains on alternative investments	3.0	(92.0)%	37.4

Total revenues	$193.2	(17.5)%	$234.3

Losses(b)(c)	91.3	(20.8)%	115.3
Acquisition costs(c)	22.5	(35.7)%	35.0
Interest expense	2.5	(40.5)%	4.2
General and administrative expenses(c)	15.8	13.7%	13.9

Total losses and expenses	$132.1	(21.6)%	$168.4

Net income before taxes	$61.1	(7.3)%	$65.9

Loss ratio(b)/(a)	53.5%		65.9%
Combined ratio(c)/(a)	75.9%		93.8%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2008	% of Premium Written	Six Months Ended June 30, 2007	% of Premium Written
		(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$85.0	27.9%	$0.8	0.3%
Aviation	23.5	7.7%	19.8	8.3%
Excess liability	7.3	2.4%	6.2	2.6%
Medical malpractice	56.9	18.6%	37.5	15.6%
Other	4.0	1.3%	(0.2)	(0.1)%
Professional liability	23.8	7.8%	31.2	13.0%
Property and property catastrophe	79.2	26.0%	79.1	33.0%
Marine & energy	5.3	1.7%	24.9	10.4%
Whole account	7.9	2.6%	8.6	3.6%
Workers compensation	12.1	4.0%	32.0	13.3%

	$305.0	100.0%	$239.9	100.0%

Gross premiums written. Gross premiums written for the property and casualty reinsurance segment for the six months ended June 30, 2008 were $305.0 million compared to $239.9 million for the six months ended June 30, 2007, an increase of 27.1%. The increase is primarily due to our expansion into the agriculture product line with gross premiums written totaling $85.0 million for the six months ended June 30, 2008, which is spread amongst fewer than five clients. The high volume of premiums written was the result of a combination of attractive opportunities and strong agriculture market conditions. The opportunities from year to year will vary based on the level of risk our clients retain and variances in the U.S. agriculture market. Agriculture premiums tend to be written in the first quarter of the year and the volume of agriculture market business in future periods could vary.

Excluding the effect of the growth in our agriculture product line, our gross premiums written volume growth, as anticipated, is flat compared to the same period in 2007. The decrease in professional liability and marine and energy lines were consistent with our expectations and are principally a consequence of maintaining our underwriting discipline in a softening market. We declined and expect to continue to decline renewals that fall below our risk/return requirements. Offsetting these decreases is an increase in our medical malpractice product line as a result of increasing our participation on renewal business. We are, however, seeing more attractive opportunities in aviation and property and property catastrophe lines of business. Adjustments to gross premiums written on prior period contracts decreased gross premiums written by $18.2 million for the six months ended June 30, 2008, with the largest adjustments occurring in the workers compensation line of business. The impact on net income from these premium adjustments was a decrease of less than $2.5 million for the six months ended June 30, 2008. Before premium adjustments, gross premiums written for workers compensation business is in line with our plan. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate.

Reinsurance premiums ceded. Reinsurance premiums ceded for property and casualty reinsurance for the six months ended June 30, 2008 were $57.9 million compared to $35.2 million for the six months ended June 30, 2007, an increase of 64.5%. The increase principally was attributable to $7.5 million and $5.1 million of quota share premiums ceded for our agriculture and medical malpractice product lines, respectively, corresponding with the associated growth in gross premiums written. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions.

Net premiums earned. Net premiums earned for property and casualty reinsurance decreased by 2.5% to $170.8 million for the six months ended June 30, 2008.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to property and casualty reinsurance were $91.3 million for the six months ended June 30, 2008 compared to $115.3 million for the six months ended June 30, 2007, a decrease of 20.8%. The loss ratio for our property and casualty reinsurance segment for the six months ended June 30, 2008 was 53.5% compared to 65.9% for the six months ended June 30, 2007. The decrease in losses is principally attributable to net favorable loss reserve development on prior year reserves of $34.6 million, compared to $5.0 million of favorable development for the six months ended June 30, 2007. This favorable loss development accounted for a 20 point reduction in the loss ratio for the six months ended June 30, 2008. Favorable development was recognized across most of our lines of business and reflects the lower than expected claims emergence on prior year contracts. This favorable loss development was partially offset by losses on our agriculture product line. Based on the information available, we estimate that incremental losses to our agriculture line of business related to the flooding in the mid-western United States for the six months ended June 30, 2008 to be approximately $6.0 million, net of reinsurance recoveries. Losses recognized in the six months ended June 30, 2008 related to catastrophic events were not significant to operating results.

Acquisition costs. Acquisition costs were $22.5 million for the six months ended June 30, 2008 compared to $35.0 million for the six months ended June 30, 2007, a decrease of 35.7%. This decrease is principally attributable to lower average acquisition costs on premiums earned as a result of changes in our business mix. In addition, acquisition costs for the six months ended June 30, 2007 included approximately $5.0 million of commission adjustments on prior year contracts. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses were $15.8 million for the six months ended June 30, 2008 compared to $13.9 million for the six months ended June 30, 2007, an increase of 13.7%. The increase is principally related to a combination of small increases, including the effect of the stronger euro on our Dublin-based reinsurance operations and higher expense associated with the vesting of long-term stock-based compensation.

Net income before taxes. Net income before taxes attributable to property and casualty reinsurance for the six months ended June 30, 2008 was $61.1 million compared to $65.9 million for the six months ended June 30, 2007. The decrease in net income before taxes between the six months ended June 30, 2008 and 2007 is principally attributable to the decrease of $34.4 million in gains on alternative investments, largely offset by the release of prior period loss reserves of $34.6 million in the six month period ended June 30, 2008.

Property and Casualty Insurance Segment

	Six Months Ended June 30, 2008	% change	Six Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$195.4	(4.2)%	$203.9
Reinsurance premiums ceded	(94.8)	(15.0)%	(111.5)

Net premiums written	$100.6	8.9%	$92.4

Net premiums earned(a)	90.9	(10.0)%	101.0
Net investment income	8.4	6.3%	7.9
Net gains on alternative investments	1.3	(86.5)%	9.6
Other income	1.1	N/A	—

Total revenues	$101.7	(14.2)%	$118.5

Losses(b)	69.8	(9.4)%	77.0
Acquisition costs	(1.2)	100.0%	(0.6)
General and administrative expenses	10.9	22.5%	8.9

Total losses and expenses(c)	$79.5	(6.8)%	$85.3

Net income before taxes	$22.2	(33.1)%	$33.2

Loss ratio(b)/(a)	76.8%		76.2%
Combined ratio(c)/(a)	87.5%		84.4%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2008	% of Premium Written	Six Months Ended June 30, 2007	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$12.8	6.6%	$13.4	6.6%
Excess liability	75.8	38.8%	76.7	37.6%
Professional liability	73.7	37.7%	80.6	39.5%
Property	33.1	16.9%	33.2	16.3%

	$195.4	100.0%	$203.9	100.0%

Gross premiums written. Gross premiums written for the property and casualty insurance segment for the six months ended June 30, 2008 were $195.4 million compared to $203.9 million for the six months ended June 30, 2007, a decrease of 4.2%. Premium volume in this segment was consistent with our expectations and reflects the soft market rates for new and renewal business. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded for insurance for the six months ended June 30, 2008 were $94.8 million compared to $111.5 million for the six months ended June 30, 2007, a decrease of 15.0%. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure, and therefore, will tend to fluctuate in line with gross premiums written. The ratio of reinsurance premiums ceded to gross premiums written for the six months ended June 30, 2008 was 48.5% compared to 54.7% for the six months ended June 30, 2007. The decreased ratio is principally related to the decrease in the percentage ceded under several of our reinsurance quota share treaties and the decrease in the cost of excess of loss reinsurance.

Net premiums earned. Net premiums earned for the property and casualty insurance segment decreased by 10.0% to $90.9 million for the six months ended June 30, 2008. The decrease is principally attributable to lower net premiums written in the twelve months ended June 30, 2008 compared to the twelve months ended June 30, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Losses. Losses relating to the property and casualty insurance segment were $69.8 million for the six months ended June 30, 2008 compared to $77.0 million for the six months ended June 30, 2007, a decrease of 9.4%. The decrease is consistent with the decrease in net premiums earned. The loss ratio for our insurance segment for the six months ended June 30, 2008 was 76.8% compared to 76.2% for the same period in 2007. There was $1.7 million of net favorable development on prior year reserves during the six months ended June 30, 2008, compared to no significant adjustments during the six months ended June 30, 2007.

Acquisition costs. Acquisition costs were $(1.2) million for the three months ended June 30, 2008 compared to $(0.6) million for the six months ended June 30, 2007. The acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. General and administrative expenses were $10.9 million for the six months ended June 30, 2008 compared to $8.9 million for the six months ended June 30, 2007, an increase of 22.5%. The increase resulted principally from additional claims and underwriting staff added since March 2007 in order to service a growing base of clients, the effect of the stronger euro on our Dublin-based insurance operations and higher expense associated with the vesting of long-term stock-based compensation.

Net income before taxes. Net income before taxes attributable to the property and casualty insurance segment for the six months ended June 30, 2008 was $22.2 million compared to $33.2 million for the six months ended June 30, 2007. The decrease in the results for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is principally attributable to the decrease of $8.3 million in gains on alternative investments.

Property and Casualty U.S. Specialty Segment

Our property and casualty U.S. specialty segment commenced underwriting activities in April 2007. As a result, the volume of activity for the six months ended June 30, 2008 was significantly higher than the volume of activity for the six months ended June 30, 2007, and this should be considered when making comparisons between the two periods.

	Six Months Ended June 30, 2008	% change	Six Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$81.3	N/A	$9.9
Reinsurance premiums ceded	(50.8)	N/A	(6.9)

Net premiums written	$30.5	N/A	$3.0

Net premiums earned(a)	14.9	N/A	0.3
Net investment income	3.8	137.5%	1.6
Net gains on alternative investments	—	N/A	—

Total revenues	$18.7	N/A	$1.9

Losses(b)	10.6	N/A	0.1
Acquisition costs	0.3	N/A	—
General and administrative expenses	12.3	50.0%	8.2

Total losses and expenses(c)	$23.2	179.5%	$8.3

Net loss before taxes	$(4.5)	(29.7)%	$(6.4)

Loss ratio(b)/(a)	71.5%		55.7%
Combined ratio(c)/(a)	156.1%		N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)). For the six months ended June 30, 2007, due to the start-up nature of the segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

	Six Months Ended June 30, 2008	% of Premium Written	Six Months Ended June 30, 2007	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Property	$46.5	57.2%	$9.9	100.0%
General casualty	20.4	25.1%	—	—
Marine	14.4	17.7%	—	—

	$81.3	100.0%	$9.9	100.0%

Gross and Net Premiums written and earned. Gross premiums written by the property and casualty U.S. specialty segment for the six months ended June 30, 2008 were $81.3 million compared with $9.9 million for the six months ended June 30, 2007. Reinsurance premiums ceded for the property and casualty U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. Net premiums earned were $14.9 million for the six months ended June 30, 2008 compared to $0.3 million for the six months ended June 30, 2007. The increase in gross premiums written and ceded reflects the growth of this segment as it enters its second year of operations. Gross premiums written have been increasing steadily each quarter and are in line with our expectations for the year. We also continue to purchase substantial reinsurance protection while we build this U.S.-based operation.

Net investment income. Net investment income relating to the property and casualty U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities for the six months ended June 30, 2008 was 4.82% compared to 4.18% for the six months ended June 30, 2007.

Losses. Losses relating to our property and casualty U.S. specialty segment were $10.6 million for the six months ended June 30, 2008 compared to $0.1 million for the six months ended June 30, 2007. The increase is consistent with the increase in net premiums earned. Losses in this segment typically comprise a larger volume of smaller dollar value losses compared to our property and casualty reinsurance and insurance segments. As our property and casualty U.S. specialty segment grows, we are purchasing, and expect to continue to purchase, substantial reinsurance coverage in order to protect our capital base. Accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written, which has the effect of increasing the net loss ratio. We believe this effect will decrease as gross premiums written volume increases and the ratio of reinsurance ceded to gross premiums written decreases.

General and administrative expenses. General and administrative expenses relating to the property and casualty U.S. specialty segment were $12.3 million for the six months ended June 30, 2008 compared to $8.2 million for the six months ended June 30, 2007, an increase of 50.0%. General and administrative expenses principally comprise personnel and infrastructure costs, which have grown in line with the growth in gross premiums written. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Net loss before taxes. Net loss before taxes attributable to the property and casualty U.S. specialty segment for the six months ended June 30, 2008 was $4.5 million compared to $6.4 million for the six months ended June 30, 2007, a decrease of 29.7%. This decrease is principally the result of net premiums earned growing at a faster rate than the corresponding general and administrative expenses.

Life and Annuity Reinsurance Segment

	Six Months Ended June 30, 2008	% change	Six Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$94.3	N/A	$1.4
Reinsurance premiums ceded	(0.3)	N/A	(0.3)

Net premiums written	$94.0	N/A	$1.1

Net premiums earned	94.0	N/A	1.1
Net investment income	20.6	41.1%	14.6
Net gains on alternative investments	6.5	(83.2)%	38.8

Total revenues	$121.1	122.2%	$54.5

Benefits	123.2	483.9%	21.1
Acquisition costs	0.3	(25.0%)	0.4
Interest expense	2.2	N/A	2.2
General and administrative expenses	1.5	7.1%	1.4

Total benefits and expenses	$127.2	406.8%	$25.1

Net (loss) income before taxes	$(6.1)	N/A	$29.4

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

One life and annuity contract was written during the six months ended June 30, 2008 with gross premium written of $92.8 million, covering a closed block of pension annuities for an existing client. No life and annuity contracts were written during the six months ended June 30, 2007. Apart from the components related to the contract incepting during the six months ended June 30, 2008, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Benefits. Benefits relating to the life and annuity reinsurance segment were $123.2 million for the six months ended June 30, 2008 of which $92.8 million related to the contract incepting during the period. Excluding the contract incepting during the period, benefits were $30.4 million for the six months ended June 30, 2008 compared to $21.1 million for same period in 2007. The increase reflects additional reinsured policy claims payments associated with the $300.6 million of reinsurance premiums written in the second half of 2007.

Net (loss) income before taxes. Net loss before taxes attributable to the life and annuity reinsurance segment for the six months ended June 30, 2008 was $6.1 million compared to net income before taxes of $29.4 million for the six months ended June 30, 2007. The results are primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we write, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $35.5 million decrease in net income for the six months ended June 30, 2008 compared to the same period in 2007, was the $32.3 million decrease in gains on alternative investments.

Corporate Function

	Six Months Ended June 30, 2008	% change	Six Months Ended June 30, 2007
	(In millions of U.S. Dollars)
Net investment income	$92.1	3.3%	$89.2
Less: net investment income allocated to non-U.S. underwriting segments	(48.4)	N/A	(44.5)
Less: net investment income of the property and casualty U.S. specialty segment	(3.8)	N/A	(1.6)

Balance of net investment income	$39.9	(7.4)%	$43.1

Net gains on alternative assets	13.8	N/A	122.2
Less: net gains on alternative assets allocated to underwriting segments	(10.9)	N/A	(85.8)

Balance of net gains on alternative investments	2.9	(92.0)%	36.4

Net realized losses on sale of fixed maturities	(0.3)	(76.9)%	(1.3)

Other income	0.3	N/A	0.3

Interest expense	(11.4)	14.0%	(10.0)

General and administrative expenses not included in segment results	(21.8)	11.8%	(19.5)

Net income before taxes excluding segment results	$9.6	(80.4)%	$49.0

Net investment income. Net investment income, which excludes realized and unrealized gains and losses, for the six months ended June 30, 2008 increased $2.9 million to $92.1 million compared to $89.2 million for the six months ended June 30, 2007, an increase of 3.3%. The cash and fixed maturities portfolio has grown from $3,734.7 million at June 30, 2007 to $4,188.0 million at June 30, 2008, an increase of 12.1%. Offsetting the increased investment income caused by this growth was the reduction in interest rates on cash and new fixed maturities investments between June 30, 2007 and June 30, 2008. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the six months ended June 30, 2008 was 4.45% compared to 4.92% for the six months ended June 30, 2007.

Net gains on alternative investments. Net gains on the alternative investment portfolio were $13.8 million, or a 1.16% rate of return, for the six months ended June 30, 2008 compared to a gain of $122.2 million, or a 10.86% rate of return, for the six months ended June 30, 2007. These returns include gains of $0.7 million and $0.4 million from our private equity reinsurance investment for the six months ended June 30, 2008 and 2007, respectively. The remainder of our alternative investments comprises the Max Diversified portfolio.

The return for Max Diversified was 1.10% for the six months ended June 30, 2008. This return compares favorably with the HFRI Fund of Funds Index returning (2.54)%, the S&P 500 Index returning (11.91)%, and the Merrill Lynch Master Bond Index returning 1.33% for the six months ended June 30, 2008.

The first six months of 2008 saw significant turbulence in the financial markets, including tightening credit conditions, a slumping U.S. housing market and slowing economic growth. The performance of Max Diversified in the face of these adverse market conditions was 364 basis points better than the HFRI Fund of Funds Index, which we believe demonstrated the benefits of our diversified strategy.

Six of the nine alternative investment strategies we employed achieved positive returns during the six months ended June 30, 2008, and three incurred negative returns. The largest contributors by investment strategy to the gain for the current period were the event-driven arbitrage and global macro strategies. As of June 30, 2008, 17.2% and 8.6% of our alternative investments were allocated to event-driven arbitrage and global macro strategies, respectively. The pronounced downturn and higher volatility in equity markets created opportunities for these strategies. The event-driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. Event-driven arbitrage funds will typically employ merger arbitrage techniques along with traditional arbitrage techniques for companies that are spinning off divisions, going through reorganizations or undergoing other significant corporate events. Funds that pursue a global macro strategy typically participate in directional trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions.

Net realized gains or losses on sale of fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. Net realized losses for the six months ended June 30, 2008 and 2007, were $0.3 million and $1.3 million, respectively. Included in net realized losses for the six months ended June 30, 2008 and 2007, were other than temporary impairment charges of $3.1 million and $nil, respectively.

Interest expense. Interest expense was $11.4 million for the six months ended June 30, 2008 compared to $10.0 million for the six months ended June 30, 2007. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $280.0 million swap loan and the $50.0 million revolver loan each bear interest at a rate based on LIBOR plus a spread. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007, mature in April 2017 and bear interest at 7.20%. Interest expense for the six months ended June 30, 2008 increased compared to the same period in 2007 primarily due to the increase in average outstanding debt, partially offset by the impact of decreased LIBOR interest rates.

General and administrative expenses. General and administrative expenses were $21.8 million for the six months ended June 30, 2008 compared to $19.5 million for the six months ended June 30, 2007, an increase of 11.8%. The increase is principally related to the expense associated with the vesting of long-term stock-based compensation and an increase in professional fees associated with acquisition activities.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $5,237.0 million at June 30, 2008 compared to $5,122.6 million at December 31, 2007, an increase of 2.2%. The increase in cash and invested assets resulted principally from increased gross premiums written during the six months ended June 30, 2008 compared to the same period in 2007.

We own a portfolio of investment grade fixed maturities that are available for sale and, as a result, we record the investments at fair value on our balance sheet. The unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances, such as credit rating changes, and changes in industry specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

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

The only time we would expect to realize an other than temporary impairment on a fixed maturity security is if we believed there was significant uncertainty about receiving the interest payments and the maturity value of the investment. We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we recognized an other than temporary impairment charge through net income of $3.1 million during both the three and six months ended June 30, 2008.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. Over the course of 2007, and during the six months ended June 30, 2008, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2008. We believe our exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At June 30, 2008, securities with significant exposure to sub-prime borrowers totaled $45.3 million in fair value, $51.3 million in amortized cost and $51.6 million in par value for a net unrealized loss of $6.0 million. By fair value, 81.1% of these securities are AAA-rated with the remainder AA-rated. The weighted average life of these securities is 2.6 years. As of June 30, 2008, we have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio, if and when deemed necessary.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of June 30, 2008. Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

By Vintage Year	Weighted Average Life in Years	AAA Senior Tranche	Credit Rating AAA Junior Tranche	AA	Amortized Cost	Fair Value
			(In millions of U.S. Dollars)
Fixed maturities with sub-prime mortgage exposure
Pre-2005	3.4	$2.4	$0.4	$6.3	$9.1	$8.6
2005	3.6	2.0	—	3.4	5.4	4.4
2006	2.2	29.3	5.0	—	34.3	30.2
2007	2.9	2.5	—	—	2.5	2.1

Total	2.6	36.2	5.4	9.7	51.3	45.3

Fixed maturities with Alt-A mortgage exposure
Pre-2005	4.0	6.4	—	—	6.4	5.9
2005	1.7	—	18.2	—	18.2	15.1
2006	0.7	3.8	7.7	—	11.5	11.2
2007	2.8	3.4	—	—	3.4	3.4

Total	1.9	13.6	25.9	—	39.5	35.6

Total	2.3	$49.8	$31.3	$9.7	$90.8	$80.9

As described in Note 8 of our unaudited interim consolidated financial statements, our fixed maturities investments and our alternative investments are carried at fair value. The fair value of our investments in fixed maturities is generally based on quoted prices for identical or similar instruments in active markets or model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. Such inputs may include but are not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, and this increases the use of model-derived valuations and the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the FAS 157 hierarchy.

Our alternative investments, comprising investments in limited partnerships and stock investments in trading entities, or the “funds,” are stated at fair value as determined by the most recently published net asset value as advised by the external fund manager. We believe the published net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 2 in the FAS 157 hierarchy. Certain of our funds have segregated underlying assets that are separately classified and are being managed pursuant to a liquidation strategy under which our ability to redeem our interest in the segregated assets and the ability of new investors to purchase an interest in the segregated assets is limited. As these segregated assets have limited or no observable transactions at the published net asset value, they are classified as Level 3 in the FAS 157 hierarchy. Alternative investments classified as Level 3 total $19.2 million, or 1.8% of our total alternative investments, and 0.4% of total invested assets. We obtain the audited financial statements for every underlying investment annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the published net asset values.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,485.2 million at June 30, 2008 compared to $2,333.9 million at December 31, 2007, an increase of 6.5%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the six months ended June 30, 2008, partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the six months ended June 30, 2008, we paid $124.1 million in property and casualty losses and recorded gross favorable development on prior period reserves of $43.8 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,336.3 million at June 30, 2008 compared to $1,203.5 million at December 31, 2007. The increase was principally attributable to the reinsurance contract written in the six months ended June 30, 2008, which increased life and annuity benefits by $92.8 million, plus movements in foreign exchange rates. During the six months ended June 30, 2008, we paid $56.8 million of benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $669.0 million at June 30, 2008 compared to $578.3 million at December 31, 2007, an increase of 15.7%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the six months ended June 30, 2008.

Grand Central Re, our largest retrocessionaire, accounted for 16.5% of our losses and benefits recoverable at June 30, 2008. We retain funds from Grand Central Re amounting to approximately 109.9% of its loss recoverable obligations to us.

The principal component of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The losses recoverable from these reinsurers represent 76.9% of losses recoverable at June 30, 2008, and all of these reinsurers are presently rated “A-” or above by A.M. Best.

Bank loans. In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified, to a third party financial institution, or the Bank, for a fair value of $150.0 million, or the notional amount. Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The terms of the share sale obligate the Bank to sell the shares to Max Bermuda and give Max Bermuda the right to repurchase the shares at fair value at termination of the total return swap. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged Max Diversified shares with a fair value of $93.7 million at June 30, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under GAAP, the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. At June 30, 2008, the notional amount of the loan was approximately $280.0 million.

On April 2, 2007, Max USA completed the acquisition of Max Specialty. On April 3, 2007, Max Capital borrowed $50.0 million and Max USA borrowed $100.0 million under their revolving credit facility in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes. As of June 30, 2008, the $50.0 million revolver loan to Max Capital remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of June 30, 2008, the interest rate was 3.13%.

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility.

Shareholders’ equity. Our shareholders’ equity decreased to $1,489.6 million at June 30, 2008 from $1,583.9 million at December 31, 2007, a decrease of 6.0%, principally due to the repurchase of common shares of $103.4 million, a decrease in accumulated other comprehensive income of $77.2 million, and payments of dividends of $10.2 million during the six months ended June 30, 2008, offset by net income of $82.0 million.

Liquidity. We generated $238.5 million of cash from operations during the six months ended June 30, 2008 compared to $66.5 million for the six months ended June 30, 2007. The increase in cash from operations is principally due to gross premiums written during the six months ended June 30, 2008 and the receipt of trades pending settlement. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $250.0 million), have generated positive cash flow from operations in each of our eight years of operating history and can access our credit facilities described in Note 12 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2008. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2008, Max Bermuda, which is required to have approximately $275.0 million in statutory capital and surplus in order to pay dividends, had approximately $1,350.0 million in statutory capital and surplus. Max Bermuda returned $250.0 million of capital and surplus to Max Capital during the six months ended June 30, 2008.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We had three credit facilities as of June 30, 2008 providing an aggregate of $720.0 million of letter of credit capacity, and subject to certain conditions, up to an additional $200.0 million in capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at June 30, 2008.

Capital resources. At June 30, 2008, our capital structure consisted of common equity. Total capitalization amounted to $1,489.6 million as compared to $1,583.9 million at December 31, 2007, a decrease of 6.0%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets, subject to the prevailing financial market conditions.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. As of June 30, 2008, the senior notes had a senior unsecured debt rating of “Baa2” by Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook, except S&P which has a positive outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On February 12, 2008 and May 5, 2008, Max Capital’s board of directors declared a shareholder dividend of $0.09 per share payable on March 11, 2008 and May 20, 2008, respectively, to shareholders of record on February 26, 2008 and May 16, 2008, respectively. On August 5, 2008, Max Capital’s board of directors declared a dividend of $0.09 per share payable on September 2, 2008 to shareholders of record on August 19, 2008. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

As of June 30, 2008, the financial strength ratings of our reinsurance and insurance subsidiaries were “A-” by A.M. Best, “A” by Fitch, and “A3” by Moody’s. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Contractual Obligations	Payment due by period (in thousands of U.S. dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$287,898	$7,370	$280,528	$—	$—
Revolver loan obligation	50,000	50,000	—	—	—
Senior notes	164,800	7,200	14,400	14,400	128,800
Operating lease obligations	19,067	3,813	7,209	4,658	3,387
Property and casualty losses	2,485,200	683,170	656,256	425,263	720,511
Life and annuity benefits	2,130,682	104,386	205,803	188,657	1,631,836
Deposit liabilities	239,893	52,208	111,727	11,681	64,277

Total	$5,377,540	$908,147	$1,275,923	$644,659	$2,548,811

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

The amounts in this table represent our gross estimates of known liabilities as of June 30, 2008 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the unaudited interim consolidated financial statements at June 30, 2008 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007 or for any eligible assets or liabilities arising during the six months ended June 30, 2008.

Financial Accounting Standard No. 141(R)—Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations,” or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect FAS 141(R) may have on our consolidated financial statements in future periods.

Financial Accounting Standard No. 161—Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133,” or FAS 161. FAS 161 changes required disclosures for derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Specifically, FAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that FAS 161 may have, if any, on the presentation of our consolidated financial statements.

Financial Accounting Standard No. 162—The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or FAS 162. FAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. FAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. FAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” to remove the GAAP hierarchy from its auditing standards.

Financial Accounting Standard No. 163—Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued Financial Accounting Standard No. 163 “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60,” or FAS 163. FAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FAS 60, “Accounting and Reporting by Insurance Enterprises.” FAS 163 does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities or financial guarantee contracts that are derivative instruments within the scope of FAS 133. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the statement was issued. Except for those disclosures, early application is prohibited. We are currently evaluating the impact that FAS 163 may have, if any, on the presentation of our consolidated financial statements.

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

As of June 30, 2008, all securities held in our fixed maturities portfolio were rated BBB/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio and to maintain a minimum weighted average credit rating quality of AA2/Aa. At June 30, 2008, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.0%, or approximately $145.9 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.7%, or approximately $169.8 million.

With respect to our alternative investment portfolio, although our fund advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At June 30, 2008, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated increase in market value of 1.0%, or approximately $10.1 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated decrease in market value of 1.0%, or approximately $10.1 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. At June 30, 2008, our alternative investment portfolio’s VaR was estimated to be 6.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended June 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants as the violators of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of June 30, 2008.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2007 Annual Report on Form 10-K filed on February 19, 2008 and updated in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2001, our board of directors approved a share-repurchase program providing for repurchases of up to $15.0 million of Max Capital’s common shares. The repurchase program has been increased from time to time at the election of our board of directors. In December 2007 and February 2008, our board of directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market or privately negotiated transactions. For the three months ended June 30, 2008, $9.6 million had been expended to repurchase 408,200 shares.

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2008 to April 30, 2008)	—	$—	—	$85.8 million
(May 1, 2008 to May 31, 2008)(1)	116,600	23.81	116,600	$83.0 million
(June 1, 2008 to June 30, 2008)(1)	291,600	23.34	291,600	$76.2 million

Total (April 1, 2008 to June 30, 2008)(1)	408,200	$23.47	408,200	$76.2 million

(1)

Max Capital’s share repurchase policy permitted repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting until 10 days prior to quarter-end.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Annual General Meeting of Shareholders. Max Capital held its Annual General Meeting of Shareholders on May 5, 2008. For more information on the following proposals, see Max Capital’s proxy statement filed with the SEC on March 19, 2008.

(1) The shareholders elected four Class 2 directors of Max Capital to serve until Max Capital’s annual general meeting of shareholders in 2011:

DIRECTOR	FOR	AGAINST	ABSTAIN
Willis T. King	49,536,973	541,386	2,898
James H. MacNaughton	50,003,981	74,377	2,898
Peter A. Minton	49,197,328	293,658	590,270
Steven M. Skala	49,481,728	596,630	2,898

The terms of Directors Zack H. Bacon III, W. Marston Becker, Gordon F. Cheesbrough, K. Bruce Connell, William Kronenberg III, Mario P. Torsiello and James L. Zech continued after the meeting. The term of Mr. William H. Heyman expired at the meeting.

(2) The shareholders authorized the election of one Class 2 director of Max Bermuda to serve until Max Bermuda’s annual general meeting of shareholders in 2011:

DIRECTOR	FOR	AGAINST	ABSTAIN
Peter A. Minton	49,672,050	406,083	3,123

The terms of Directors W. Marston Becker and Angelo Guagliano continued after the meeting.

(3) The shareholders ratified the appointment of KPMG, Hamilton, Bermuda as Max Capital’s independent auditors for 2008:

FOR	49,692,018
AGAINST	382,325
ABSTAIN	6,913

(4) The shareholders authorized the ratification of the appointment of KPMG, Hamilton, Bermuda as Max Bermuda’s independent auditors for 2008:

FOR	49,574,254
AGAINST	381,091
ABSTAIN	125,911

(5) The shareholders approved the Max Capital 2008 Employee Stock Purchase Plans:

FOR	45,340,110
AGAINST	36,050
ABSTAIN	30,553

(6) The shareholders approved an amendment to Max Capital’s bye-laws to permit for the holding of treasury shares:

FOR	45,248,552
AGAINST	147,995
ABSTAIN	10,165

(7) The shareholders approved the Max Capital 2008 Stock Incentive Plan:

FOR	24,291,555
AGAINST	21,069,286
ABSTAIN	45,871

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description
3.1	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

4.1	Max Capital Group Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

4.2	Max Capital Group Ltd. Employee Stock Purchase Plan for U.S. Taxpayers (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.3	Max Capital Group Ltd. Employee Stock Purchase Plan for Non-U.S. Taxpayers (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

10.1	Form of Employee Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.2	Form of Employee Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.3	Form of Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.4	Form of Director Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	August 6, 2008

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2008