Form 10-Q
period 2008-09-30
MAX CAPITAL GROUP LTD.
filed 2008-11-04
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of October 15, 2008 was 55,989,528.

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$652,929	$397,656
Fixed maturities, available for sale, at fair value	3,410,672	3,663,226
Alternative investments, at fair value	930,315	1,061,734
Accrued interest income	47,639	49,100
Premiums receivable	505,260	432,965
Losses and benefits recoverable from reinsurers	716,186	578,333
Deferred acquisition costs	51,568	44,187
Prepaid reinsurance premiums	180,322	130,071
Trades pending settlement	62,384	112,423
Other assets	81,658	68,834

Total assets	$6,638,933	$6,538,529

LIABILITIES
Property and casualty losses	$2,568,020	$2,333,877
Life and annuity benefits	1,222,016	1,203,509
Deposit liabilities	219,524	220,513
Funds withheld from reinsurers	158,957	169,263
Unearned property and casualty premiums	557,845	439,581
Reinsurance balances payable	147,579	99,221
Accounts payable and accrued expenses	95,713	58,892
Bank loans	295,000	330,000
Senior notes	99,797	99,779

Total liabilities	5,364,451	4,954,635

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 55,970,138 shares issued and outstanding (2007 – 57,515,075)	55,970	57,515
Additional paid-in capital	759,478	844,455
Accumulated other comprehensive loss	(146,749)	(20,341)
Retained earnings	605,783	702,265

Total shareholders’ equity	$1,274,482	$1,583,894

Total liabilities and shareholders’ equity	$6,638,933	$6,538,529

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Gross premiums written	$206,260	$222,989	$882,186	$678,089
Reinsurance premiums ceded	(96,061)	(49,680)	(299,851)	(203,521)

Net premiums written	$110,199	$173,309	$582,335	$474,568

Earned premiums	$238,378	$239,462	$760,676	$640,651
Earned premiums ceded	(96,789)	(61,908)	(248,665)	(185,664)

Net premiums earned	141,589	177,554	512,011	454,987
Net investment income	45,265	49,665	137,398	138,851
Net (losses) gains on alternative investments	(158,756)	14,487	(144,990)	136,686
Net realized losses on fixed maturities	(17,550)	(1,650)	(17,911)	(2,975)
Other (expense) income	(423)	244	1,001	587

Total revenues	$10,125	$240,300	$487,509	$728,136

LOSSES AND EXPENSES
Net losses and loss expenses	106,834	50,781	278,585	243,229
Claims and policy benefits	14,000	70,572	137,175	91,640
Acquisition costs	13,896	12,105	35,743	46,763
Interest expense	4,501	13,673	20,547	30,108
General and administrative expenses	33,308	27,783	95,520	79,741

Total losses and expenses	$172,539	$174,914	$567,570	$491,481

(LOSS) INCOME BEFORE TAXES	(162,414)	65,386	(80,061)	236,655
Income tax expense (benefit)	773	(1,380)	1,174	(4,244)

NET (LOSS) INCOME	$(163,187)	$66,766	$(81,235)	$240,899

Change in net unrealized depreciation of fixed maturities, net of tax	(40,127)	33,274	(108,939)	(24,472)
Foreign currency translation adjustment	(9,116)	1,666	(17,469)	2,535

COMPREHENSIVE (LOSS) INCOME	$(212,430)	$101,706	$(207,643)	$218,962

Basic earnings per share	$(2.89)	$1.12	$(1.43)	$4.01

Diluted earnings per share (1)	$(2.89)	$1.05	$(1.43)	$3.77

Weighted average common shares outstanding—basic	56,385,134	59,609,354	56,660,457	60,021,083

Weighted average common shares outstanding—diluted (1)	58,505,163	63,558,087	60,370,906	63,958,341

(1)	In accordance with FAS 128, diluted earnings per share calculations use average common shares outstanding-basic, when in a net loss position.

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2008	2007
Preferred shares
Balance, beginning and end of period	$—	$—

Common shares
Balance, beginning of period	57,515	60,277
Issuance of common shares	2,315	1,488
Repurchase of shares	(3,860)	(3,057)

Balance, end of period	55,970	58,708

Additional paid-in capital
Balance, beginning of period	844,455	933,292
Issuance of common shares, net	2,677	3,294
Stock based compensation expense	14,726	13,319
Repurchase of shares	(102,380)	(76,575)

Balance, end of period	759,478	873,330

Accumulated other comprehensive loss
Balance, beginning of period	(20,341)	(21,688)
Holding losses on fixed maturities arising in period, net of tax	(122,677)	(27,447)
Net realized losses included in net income, net of tax	13,738	2,975
Currency translation adjustments	(17,469)	2,535

Balance, end of period	(146,749)	(43,625)

Retained earnings
Balance, beginning of period	702,265	418,180
Net (loss) income	(81,235)	240,899
Dividends paid	(15,247)	(13,896)

Balance, end of period	605,783	645,183

Total shareholders’ equity	$1,274,482	$1,533,596

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(81,235)	$240,899
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	14,726	13,319
Amortization of premium on fixed maturities	3,771	3,271
Accretion of deposit liabilities	3,649	4,950
Net losses (gains) on alternative investments	144,990	(136,686)
Net realized losses on fixed maturities	17,911	2,975
Changes in:
Accrued interest income	1,461	(4,450)
Premiums receivable	(72,295)	(32,529)
Losses and benefits recoverable from reinsurers	(140,869)	(113,611)
Deferred acquisition costs	(7,381)	(1,329)
Prepaid reinsurance premiums	(51,004)	(17,659)
Receivables for securities redeemed	50,039	87,086
Other assets	17,135	(7,658)
Property and casualty losses	247,334	170,910
Life and annuity benefits	55,057	68,965
Funds withheld from reinsurers	(10,306)	606
Unearned property and casualty premiums	121,510	37,492
Reinsurance balances payable	48,358	28,337
Accounts payable and accrued expenses	36,821	(47,814)

Cash provided by operating activities	399,672	297,074

INVESTING ACTIVITIES
Purchases of fixed maturities	(638,977)	(1,103,483)
Sales of fixed maturities	261,290	263,024
Redemptions of fixed maturities	441,634	346,525
Net (purchases) sales of alternative investments	(13,571)	108,276
Acquisition of subsidiary, net of cash acquired	(29,941)	(28,400)

Cash provided by (used in) investing activities	20,435	(414,058)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,992	4,782
Repurchase of common shares	(106,240)	(79,632)
(Repayment of) proceeds from bank loans	(35,000)	165,000
Net proceeds from issuance of senior notes	—	99,497
Dividends paid	(15,247)	(13,896)
Additions to deposit liabilities	15,762	18,879
Payments of deposit liabilities	(21,011)	(7,379)

Cash (used in) provided by financing activities	(156,744)	187,251

Effect of exchange rate on cash	(8,090)	2,535
Net increase in cash and cash equivalents	255,273	72,802
Cash and cash equivalents, beginning of period	397,656	441,895

CASH AND CASH EQUIVALENTS, END OF PERIOD	$652,929	$514,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $14,892 and $13,084 for the nine months ended September 30, 2008 and 2007, respectively.

Corporate taxes paid totaled $185 and $307 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. On July 24, 2008, Max Capital entered into a share purchase agreement (the “Share Purchase Agreement”) with Imagine Insurance Company Limited (“Seller”) pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of Imagine Group (UK) Limited (“Imagine UK”). Imagine UK is the parent of a specialty insurance group operating within the Lloyd’s insurance market through three active syndicates (Syndicates 1400, 2525 and 2526) and a managing agency, Imagine Syndicate Management Limited. This purchase is expected to be completed prior to December 31, 2008.

The Company’s U.S. activities are conducted through Max USA Holdings Ltd. (“Max USA”) and its operating subsidiaries Max Specialty Insurance Company (“Max Specialty”), a Delaware domiciled excess and surplus insurance company and Max America Insurance Company (“Max America”), a U.S. admitted insurance company domiciled in the state of Indiana. Through Max America and Max Specialty, the Company is able to write both admitted and non-admitted business throughout most of the United States.

This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In particular, funds withheld were reclassified to be included in other assets on the consolidated balance sheets.

2. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

3. BANK LOANS

In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution (the “Bank”) for a fair value of $150.0 million (the “notional amount”). Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged cash and Max Diversified shares with a combined fair value of $90.2 million at September 30, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under United States generally accepted accounting principles (“GAAP”), the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan (the “swap loan”), with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. The net amount receivable or payable under the total return swap is included in other assets or accounts payable. At September 30, 2008 the net amount payable under the total return swap included in accounts payable was $49.6 million, and at December 31, 2007 the net amount receivable included in other assets was $1.3 million. For the three months ended September 30, 2008 and 2007, the interest expense on the swap loan was $2.5 million and $4.2 million, respectively. For the nine months ended September 30, 2008 and 2007, the interest expense on the swap loan was $9.1 million and $11.5 million, respectively. Investment income earned on the invested proceeds of the swap loan for the three months ended September 30, 2008 and 2007 was approximately $2.9 million and $3.4 million, respectively. Investment income earned on the invested proceeds of the swap loan for the nine months ended September 30, 2008 and 2007 was approximately $9.0 million and $9.3 million, respectively.

Changes in the notional amount previously included in accounts payable at September 30, 2007 have been reclassified to bank loans in order to conform to the presentation adopted in the current period. Cash flows from operating activities for the nine months ended September 30, 2007 have been correspondingly decreased by $30.0 million, with cash flows provided by financing increased by $30.0 million. The reclassification has no effect on the net income or retained earnings of any period.

On April 3, 2007, the Company borrowed $50.0 million under a revolving loan facility (the “revolver loan”) for the capitalization of Max USA. This loan renews at intervals of one to six months at the Company’s option, at which time the interest rate is reset to LIBOR plus a premium based on the Company’s current debt rating. As of September 30, 2008, $50.0 million remains outstanding on this loan at a 3.13% interest rate. Interest expense in connection with this loan was $0.4 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. On October 10, 2008 the interest rate on this loan was reset to 4.56% until April 10, 2009.

On October 20, 2008, the Company borrowed an additional $100.0 million under the revolving loan facility, at an interest rate of 4.63% and renewing on April 20, 2009. Proceeds of this loan will be used in connection with the planned acquisition and capitalization of the Imagine UK group of companies.

4. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 (the “senior notes”), with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. Interest expense in connection with these senior notes was $1.8 million and $5.4 million for the three and nine months ended September 30, 2008, respectively, and $1.8 million and $3.6 million for the three and nine months ended September 30, 2007, respectively. The effective interest rate related to the senior notes, based on the net proceeds received, is approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million and were used to repay a bank loan used to acquire and capitalize Max Specialty.

5. SEGMENT INFORMATION

The Company operates in four segments:

•

Bermuda/Dublin reinsurance – This segment generally offers property and casualty quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Bermuda/Dublin insurance – This segment generally offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•	U.S. specialty – This segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

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

A summary of operations by segment for the three and nine months ended September 30, 2008 and 2007 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2008
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Bermuda/Dublin		U.S.
	Reinsurance	Insurance	Specialty	Total
Gross premiums written	$72,458	$80,908	$52,894	$206,260	$—	$—	$206,260
Reinsurance premiums ceded	(27,210)	(38,316)	(30,535)	(96,061)	—	—	(96,061)

Net premiums written	$45,248	$42,592	$22,359	$110,199	$—	$—	$110,199

Earned premiums	$110,132	$93,264	$34,982	$238,378	$—	$—	$238,378
Earned premiums ceded	(28,054)	(47,013)	(21,722)	(96,789)	—	—	(96,789)

Net premiums earned	82,078	46,251	13,260	141,589	—	—	141,589
Net investment income	8,360	4,933	1,753	15,046	9,347	20,872	45,265
Net losses on alternative investments	(32,637)	(14,937)	—	(47,574)	(65,286)	(45,896)	(158,756)
Net realized losses on fixed maturities	—	—	(523)	(523)	—	(17,027)	(17,550)
Other income (expense)	—	—	140	140	—	(563)	(423)

Total revenues	57,801	36,247	14,630	108,678	(55,939)	(42,614)	10,125

Net losses and loss expenses	58,990	39,014	8,830	106,834	—	—	106,834
Claims and policy benefits	—	—	—	—	14,000	—	14,000
Acquisition costs	12,668	(743)	1,773	13,698	198	—	13,896
Interest expense	(63)	—	—	(63)	(148)	4,712	4,501
General and administrative expenses	6,186	5,200	8,323	19,709	782	12,817	33,308

Total losses and expenses	77,781	43,471	18,926	140,178	14,832	17,529	172,539

Loss before taxes	$(19,980)	$(7,224)	$(4,296)	$(31,500)	$(70,771)	$(60,143)	$(162,414)

Loss ratio*	71.9%	84.4%	66.6%	75.5%	***
Combined ratio**	94.8%	94.0%	142.7%	99.0%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30, 2008
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Bermuda/Dublin		U.S.
	Reinsurance	Insurance	Specialty	Total
Gross premiums written	$377,485	$276,288	$134,162	$787,935	$94,251	$—	$882,186
Reinsurance premiums ceded	(85,133)	(133,099)	(81,334)	(299,566)	(285)	—	(299,851)

Net premiums written	$292,352	$143,189	$52,828	$488,369	$93,966	$—	$582,335

Earned premiums	$310,663	$278,092	$77,670	$666,425	$94,251	$—	$760,676
Earned premiums ceded	(57,817)	(140,991)	(49,571)	(248,379)	(286)	—	(248,665)

Net premiums earned	252,846	137,101	28,099	418,046	93,965		512,011
Net investment income	27,797	13,313	5,563	46,673	29,932	60,793	137,398
Net losses on alternative investments	(29,638)	(13,576)	—	(43,214)	(58,751)	(43,025)	(144,990)
Net realized losses on fixed maturities	—	—	(523)	(523)	—	(17,388)	(17,911)
Other income (expense)	—	1,112	140	1,252	—	(251)	1,001

Total revenues	251,005	137,950	33,279	422,234	65,146	129	487,509

Net losses and loss expenses	150,326	108,819	19,440	278,585	—	—	278,585
Claims and policy benefits					137,175	—	137,175
Acquisition costs	35,174	(1,945)	2,058	35,287	456	—	35,743
Interest expense	2,382	—	—	2,382	2,096	16,069	20,547
General and administrative expenses	21,981	16,052	20,599	58,632	2,273	34,615	95,520

Total losses and expenses	209,863	122,926	42,097	374,886	142,000	50,684	567,570

Income (loss) before taxes	$41,142	$15,024	$(8,818)	$47,348	$(76,854)	$(50,555)	$(80,061)

Loss ratio*	59.5%	79.4%	69.2%	66.6%	***
Combined ratio**	82.1%	89.7%	149.8%	89.1%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Bermuda/Dublin		U.S.
	Reinsurance	Insurance	Specialty	Total
Gross premiums written	$68,839	$80,140	$11,820	$160,799	$62,190	$—	$222,989
Reinsurance premiums ceded	(6,463)	(34,891)	(8,200)	(49,554)	(126)	—	(49,680)

Net premiums written	$62,376	$45,249	$3,620	$111,245	$62,064	$—	$173,309

Earned premiums	$74,673	$98,003	$4,596	$177,272	$62,190	$—	$239,462
Earned premiums ceded	(8,672)	(49,896)	(3,214)	(61,782)	(126)	—	(61,908)

Net premiums earned	66,001	48,107	1,382	115,490	62,064	—	177,554
Net investment income	9,994	4,102	2,211	16,307	7,620	25,738	49,665
Net gains on alternative investments	3,903	1,108	—	5,011	4,529	4,947	14,487

Net realized losses on fixed maturities	—	—	—	—	—	(1,650)	(1,650)
Other income	—	—	—	—	—	244	244

Total revenues	79,898	53,317	3,593	136,808	74,213	29,279	240,300

Net losses and loss expenses	16,170	33,817	794	50,781	—	—	50,781
Claims and policy benefits	—	—	—	—	70,572	—	70,572
Acquisition costs	12,334	(339)	(76)	11,919	186	—	12,105
Interest expense	4,675	—	—	4,675	2,200	6,798	13,673
General and administrative expenses	6,487	4,494	5,970	16,951	697	10,135	27,783

Total losses and expenses	39,666	37,972	6,688	84,326	73,655	16,933	174,914

Income (loss) before taxes	$40,232	$15,345	$(3,095)	$52,482	$558	$12,346	$65,386

Loss ratio*	24.5%	70.3%	57.5%	44.0%	***
Combined ratio**	53.0%	78.9%	n/a	69.0%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**

Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned. Due to the start-up nature of the U.S. specialty segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30, 2007
	Property & Casualty				Life & Annuity Reinsurance	Corporate	Consolidated
	Bermuda/Dublin		U.S.
	Reinsurance	Insurance	Specialty	Total
Gross premiums written	$308,765	$284,078	$21,692	$614,535	$63,554	$—	$678,089
Reinsurance premiums ceded	(41,629)	(146,419)	(15,074)	(203,122)	(399)	—	(203,521)

Net premiums written	$267,136	$137,659	$6,618	$411,413	$63,155	$—	$474,568

Earned premiums	$271,578	$299,984	$5,535	$577,097	$63,554	$—	$640,651
Earned premiums ceded	(30,531)	(150,854)	(3,880)	(185,265)	(399)	—	(185,664)

Net premiums earned	241,047	149,130	1,655	391,832	63,155	—	454,987
Net investment income	31,826	12,056	3,856	47,738	22,261	68,852	138,851
Net gains on alternative investments	41,364	10,517	—	51,881	43,313	41,492	136,686
Net realized losses on fixed maturities	—	—	—	—	—	(2,975)	(2,975)
Other income	—	—	—	—	—	587	587

Total revenues	314,237	171,703	5,511	491,451	128,729	107,956	728,136

Net losses and loss expenses	131,484	110,799	946	243,229	—	—	243,229
Claims and policy benefits	—	—	—	—	91,640	—	91,640
Acquisition costs	47,247	(972)	(96)	46,179	584	—	46,763
Interest expense	8,919	—	—	8,919	4,368	16,821	30,108
General and administrative expenses	20,428	13,409	14,149	47,986	2,126	29,629	79,741

Total losses and expenses	208,078	123,236	14,999	346,313	98,718	46,450	491,481

Income (loss) before taxes	$106,159	$48,467	$(9,488)	$145,138	$30,011	$61,506	$236,655

Loss ratio*	54.5%	74.3%	57.2%	62.1%	***
Combined ratio**	82.6%	82.6%	N/A	86.1%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**

Combined ratio is calculated by dividing the sum of net loss and loss expenses, acquisition costs and general and administrative expenses by net premiums earned. Due to the start-up nature of the U.S. specialty segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information relating to gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2008 and 2007 were:

	Nine Months Ended September 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$653,111	$464,610
Gross premiums written - Europe	196,226	185,400
Gross premiums written - Rest of the world	32,849	28,079
Reinsurance ceded - North America	(263,902)	(155,982)
Reinsurance ceded - Europe	(25,530)	(41,666)
Reinsurance ceded - Rest of the world	(10,419)	(5,873)

	$582,335	$474,568

Two clients accounted for 10.5% and 8.3% of the Company’s gross premiums written during the nine months ended September 30, 2008. One client accounted for 9.1% of the Company’s gross premiums written during the nine months ended September 30, 2007.

6. INVESTMENTS

(a) The fair values and amortized cost of fixed maturities at September 30, 2008 and December 31, 2007 were:

September 30, 2008 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Government and Agencies	$868,339	$9,199	$(17,455)	$860,083
Corporate Securities	1,467,331	5,875	(68,629)	1,404,577
Other Corporate Securities	32,369	59	(458)	31,970
Asset and Mortgage-Backed Securities(1)	740,617	1,939	(33,449)	709,107
Collateralized Mortgage Obligations	435,868	1,639	(32,572)	404,935

	$3,544,524	$18,711	$(152,563)	$3,410,672

December 31, 2007 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Government and Agencies	$711,391	$11,593	$(8,661)	$714,323
Corporate Securities	1,691,881	8,763	(33,278)	1,667,366
Other Corporate Securities	17,413	44	(48)	17,409
Asset and Mortgage-Backed Securities(1)	756,493	4,086	(7,968)	752,611
Collateralized Mortgage Obligations	510,180	4,767	(3,430)	511,517

	$3,687,358	$29,253	$(53,385)	$3,663,226

(1)	Included within Asset and Mortgage-Backed Securities are securities issued by U.S. Agencies with a fair value of $527,264 (2007—$305,016).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s fixed maturities at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
Government and Agencies(1)	$1,387,347	40.7	$1,019,339	27.8
AAA	991,775	29.1	1,630,939	44.5
AA	486,228	14.3	409,058	11.2
A	527,925	15.4	564,174	15.4
BBB	17,397	0.5	39,716	1.1

	$3,410,672	100.0	$3,663,226	100.0

(1)	Included within Government and Agencies are Agency Mortgage-Backed Securities with a fair value of $527,264 (2007—$305,016).

Investment income earned for the nine months ended September 30, 2008 and 2007 was:

	Nine Months Ended September 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$143,199	$144,065
Interest earned on funds withheld	650	310
Amortization of premium on fixed maturities	(3,771)	(3,271)
Investment expenses	(2,680)	(2,253)

	$137,398	$138,851

The net realized losses and the change in net unrealized depreciation on fixed maturities for the nine months ended September 30, 2008 and 2007 were:

	Nine months ended September 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Net realized losses:
Gross realized gains	$7,070	$6,776
Gross realized losses	(24,981)	(9,751)

Net realized losses on fixed maturities	$(17,911)	$(2,975)

Net change in unrealized depreciation of investments	$(109,720)	$(24,472)

For the nine month period ended September 30, 2008, included in net realized losses on fixed maturities is a realized loss of $3.8 million on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of the Company’s holdings of U.S. government securities.

The Company seeks to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates and credit spreads, it is likely that over the period a fixed maturity security is held there will be periods, perhaps greater than 12 months, when the investment’s fair value is less than its cost resulting in unrealized losses. The Company has the intent and ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time the Company expects to realize an other than temporary impairment on a fixed maturity security is if there were concerns about receiving the interest payments and the maturity value of the investment. The Company, together with its investment advisors, performs regular reviews of its fixed maturities portfolio and utilizes a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,420 securities, 952 had unrealized losses at September 30, 2008. Based on the review of those securities in an unrealized loss position at September 30, 2008, the Company recognized an other than temporary impairment charge of $13.8 million and $16.9 million for the three and nine month periods ended September 30, 2008, respectively. This other than temporary impairment charge is included in net realized losses of fixed maturities in the statements of income and comprehensive income.

Fixed maturities with unrealized losses, and the duration of such conditions as of September 30, 2008 and as of December 31, 2007 were:

September 30, 2008 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Agencies	$442,863	$17,433	$3,047	$22	$445,910	$17,455
Corporate Securities	1,015,657	67,679	14,226	950	1,029,883	68,629
Other Corporate Securities	5,679	458	—	—	5,679	458
Asset and Mortgage-Backed Securities	480,449	33,152	5,134	297	485,583	33,449
Collateralized Mortgage Obligations	280,172	32,572	—	—	280,172	32,572

	$2,224,820	$151,294	$22,407	$1,269	$2,247,227	$152,563

December 31, 2007 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government and Agencies	$244,684	$8,591	$23,632	$70	$268,316	$8,661
Corporate Securities	1,045,321	32,668	26,530	610	1,071,851	33,278
Other Corporate Securities	6,972	48	—	—	6,972	48
Asset and Mortgage-Backed Securities	331,995	7,820	5,622	148	337,617	7,968
Collateralized Mortgage Obligations	182,716	3,430	—	—	182,716	3,430

	$1,811,688	$52,557	$55,784	$828	$1,867,472	$53,385

The distribution of the alternative investment portfolio by investment strategy as at September 30, 2008 and December 31, 2007 was:

	September 30, 2008		December 31, 2007
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Convertible arbitrage	$10,625	1.1%	$—	0.0%
Distressed securities	136,079	14.6%	168,050	15.8%
Diversified arbitrage	64,057	6.9%	161,870	15.2%
Emerging markets	51,443	5.5%	98,882	9.3%
Event-driven arbitrage	109,562	11.8%	170,563	16.1%
Fixed income arbitrage	29,788	3.2%	32,265	3.0%
Global macro	83,690	9.0%	69,092	6.5%
Long/short credit	43,045	4.6%	51,512	4.9%
Long/short equity	356,781	38.4%	269,959	25.4%
Opportunistic	40,725	4.4%	35,600	3.4%

	925,795	99.5%	1,057,793	99.6%
Reinsurance private equity	4,520	0.5%	3,941	0.4%

Total alternative investments	$930,315	100.0%	$1,061,734	100.0%

Cash and cash equivalent balances of $89,892 and $56,015 held within the alternative investment portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively. Redemptions receivable of $70.4 million and $112.2 million held within the alternative investment portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value prices for all securities in the fixed maturities portfolio are independently provided by both the Company’s investment custodian and its investment managers, which each utilize nationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian and the Company’s validation process includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to its knowledge of the current investment market.

The independent pricing services used by the Company’s investment custodian and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use model processes, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which will generally increase the use of matrix pricing methods and will generally increase the uncertainty surrounding the fair value estimates.

Upon adoption of FAS 157 and at September 30, 2008, the Company determined that securities classified as Level 1 would include U.S. government securities. Securities classified as Level 2 would include mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored agency securities and all other fixed maturity securities.

Investments in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities (the “funds”) that invest in a wide range of financial products. These investments are stated at fair value as determined by the most recently advised net asset value as advised by the external fund manager, where the fund’s holdings can be in various quoted and unquoted investments. The Company believes the published net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 2 in the FAS 157 hierarchy. Certain of the Company’s funds have segregated underlying assets that are separately classified and are being managed pursuant to a liquidation strategy under which the Company’s ability to redeem its interest in the segregated assets and the ability of new investors to purchase an interest in the segregated assets is limited. As these segregated assets have limited or no observable transactions at the published net asset value, they are classified as Level 3 in the FAS 157 hierarchy. The Company obtains the audited financial statements for every underlying investment annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the published net asset values.

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

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of September 30, 2008.

September 30, 2008 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
Fixed maturities	$111,412	$3,299,260	$—	$3,410,672
Alternative investments	—	902,524	23,271	925,795
Other assets (liabilities)	—	—	(112)	(112)

	$111,412	$4,201,784	$23,159	$4,336,355

The alternative investments above do not include a private equity investment of $4.5 million in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

Other liabilities of $0.1 million consist of hurricane index-linked derivative contracts that will trigger payments to the Company or by the Company based upon the occurrences of hurricanes of certain size and in certain locations in 2008. The fair value of these contracts are estimated by management based on the amount paid or received for the contracts plus unobservable inputs, principally pricing models for reinsurance contracts with similar characteristics.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and nine months ended September 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at July 1, 2008	$—	$19,178	$552	$19,730
Total gains or losses (realized/unrealized)
Included in net income	—	(1,282)	(664)	(1,946)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	5,375	—	5,375

Ending balance at September 30, 2008	$—	$23,271	$(112)	$23,159

The amount of total gains or losses for the three months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$(1,225)	$(664)	$(1,889)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	(772)	(664)	(1,436)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	552	552
Transfers in and/or out of Level 3	—	6,300	—	6,300

Ending balance at September 30, 2008	—	23,271	(112)	23,159

The amount of total gains or losses for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$685	$(679)	$6

8. INCOME TAXES

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

9. EQUITY CAPITAL

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 12, 2008, May 5, 2008 and August 5, 2008, payable to shareholders of record on February 26, 2008, May 16, 2008 and August 19, 2008, respectively. On October 31, 2008, Max Capital’s board of directors declared a dividend of $0.09 per share payable to shareholders of record on November 17, 2008.

During the nine months ended September 30, 2008, under the Board-approved share repurchase authorization, the Company repurchased 3,859,964 common shares at an average price of $27.52 per common share for a total amount of $106.2 million, including the costs incurred to effect the repurchases. As of September 30, 2008, the remaining authorization under the Company’s share repurchase program was $73.4 million.

10. RELATED PARTIES

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

	September 30, 2008	December 31, 2007
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$108,776	$117,752
Deposit liabilities	26,363	28,292
Funds withheld from reinsurers	131,312	141,206
Reinsurance balances payable	24,449	23,025

	Nine Months Ended September 30,
	2008	2007
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$1,337	$(1,343)
Earned premiums ceded	1,337	(1,343)
Other income	600	600
Net losses and loss expenses	(1,307)	(9,744)
Claims and policy benefits	802	2,160
Interest expense	664	9,619

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, has served as the investment advisor for Max Diversified since April 1, 2004. For the nine months ended September 30, 2008 and 2007, Alstra received investment advisor fees of $6.2 million and $8.1 million, respectively.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $2.0 million and $4.2 million, in respect of Max Diversified’s assets invested in an underlying fund managed by Moore Capital for the nine months ended September 30, 2008 and 2007, respectively.

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

11. COMMITMENTS

Credit Facilities

The Company has three credit facilities as of September 30, 2008. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility. As of September 30, 2008, there was a $50.0 million unsecured loan outstanding to Max Capital under this credit facility, which was subsequently increased to $150.0 million, as described in Notes 3 and 13.

The other two facilities are Max Bermuda’s $100.0 million letter of credit facility with The Bank of Nova Scotia and $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”).

The following table provides a summary of the letter of credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of September 30, 2008 and December 31, 2007:

	Credit Facilities			Total
	(Expressed in thousands of U.S. Dollars)
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.
Letter of credit facility capacity at September 30, 2008 and December 31, 2007	$600,000	$100,000	$20,000	$720,000

Unsecured loan outstanding at September 30, 2008 and December 31, 2007	$50,000	$—	$—	$50,000

Letters of credit issued and outstanding at September 30, 2008	$373,357	$9,317	$10,000	$392,674

Cash and fixed maturities at fair value pledged as collateral at September 30, 2008	$437,052	$9,803	$25,287	$472,142

Letters of credit issued and outstanding at December 31, 2007	$364,339	$4,498	$20,000	$388,837

Cash and fixed maturities at fair value pledged as collateral at December 31, 2007	$449,786	$5,030	$25,262	$480,078

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at September 30, 2008.

Subsequent to September 30, 2008, the Company entered into an additional credit facility agreement, as described in Note 13.

12. STOCK INCENTIVE PLANS

At the May 5, 2008 Annual General Meeting of shareholders, Max Capital’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”) under which the Company may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, restricted stock units, share awards or other awards. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee directors and consultants. The 2008 Plan is administered by the Compensation Committee of the board of directors (the “Committee”).

Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a Stock Incentive Plan approved by the shareholders in June 2000, and amended in each of May 2002 and April 2005 (the “2000 Plan”, and together with the 2008 Plan, the “Plans”). Effective upon the adoption of the 2008 Plan, unused shares from the 2000 Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option, restricted stock unit awards or reload obligations pursuant to grants originally made under the 2000 Plan.

Stock Option Awards

Options that have been granted under the 2000 Plan or that may be granted under the 2008 Plan have an exercise price equal to or greater than the fair market value of Max Capital’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Max Capital. Shares issued under the Plan are made available from authorized but unissued shares.

The fair value of options granted during the nine months ended September 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2008	2007
Option valuation assumptions:
Expected option life	3.0 years	6.0 years
Expected dividend yield	1.78%	1.40%
Expected volatility	21.9%	16.52%
Risk-free interest rate	4.31%	4.79%
Forfeiture rate	0.00%	0.00%

The Company recognized $0.1 million and $0.8 million of stock-based compensation expense related to stock option awards for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense related to stock option awards for the nine months ended September 30, 2008 and 2007 was $0.5 million and $2.0 million, respectively. As of September 30, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $1.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

Total intrinsic value of stock options exercised during the nine month periods ended September 30, 2008 and 2007 was $2.0 million and $4.1 million, respectively.

The following table provides a summary of the Company’s options outstanding as of September 30, 2008 and changes during the nine months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Grant Date Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Balance, December 31, 2007	2,185,749	$21.18	$6.04	6.15	$16,203	$10.95 – $36.26
Options granted	32,725	$24.62	$4.46	3.22		$23.44 – $27.97
Options exercised	(212,154)	$15.42				$11.50 – $18.00
Options forfeited	(14,121)	$27.28				$25.97 – $27.97

Balance, September 30, 2008	1,992,199	$21.79	$6.08	5.66	$7,035,233	$10.95 – $36.26

Options exercisable, September 30, 2008	1,482,578	$17.56	$5.64	4.74	$7,035,108	$10.95 – $28.82

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $4.4 million and $14.2 million for the three months and nine months ended September 30, 2008 compared to $3.6 million and $11.3 million for the three months and nine months ended September 30, 2007.

The following table provides a summary of the Company’s non-vested awards of restricted stock and RSUs as of September 30, 2008 and changes during the nine months ended September 30, 2008:

	Non-vested Restricted Stock	Weighted -Average Grant – Date Fair Value	Non-vested RSUs	Weighted -Average Grant – Date Fair Value
Balance, December 31, 2007	1,807,788	$24.19	295,232	$24.01
Restricted Stock Granted	841,710	27.75	148,527	27.95
Restricted Stock Vested	(486,618)	21.94	(96,000)	21.72
Restricted Stock Forfeited	(124,334)	26.15	—	—

Balance, September 30, 2008	2,038,546	$26.08	347,759	$26.32

13. SUBSEQUENT EVENTS

On October 13, 2008 Max Capital entered into a credit facility agreement with ING. This credit facility was entered into as part of the Company’s acquisition (the “Acquisition”) of Imagine UK pursuant to the Share Purchase Agreement. This credit facility will provide up to GBP 90.0 million for the issuance of letters of credit to provide funds at Lloyd’s to support Lloyd’s syndicate commitments of Imagine UK and its subsidiaries following completion of the Acquisition. This credit facility will be partially secured by investment collateral and reinsurance recoverables.

On October 20, 2008, the Company borrowed an additional $100.0 million under the revolving loan facility, at an interest rate of 4.63% and renewing on April 20, 2009. Proceeds of this loan will be used in connection with the planned acquisition and capitalization of the Imagine UK group of companies.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2008 compared to the three and nine month periods ended September 30, 2007 and our financial condition as of September 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2008.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These forward looking statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in other documents filed by us with the SEC) include, but are not limited to:

•	claims development;

•	general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	rating agency policies and practices;

•	catastrophic events;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with investments;

•	tax and regulatory changes and conditions; and

•	loss of key executives.

Other factors, such as changes in U.S. and global equity and debt markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations, foreign exchange rate fluctuations and changes in credit spreads, may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

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

In April 2007, we expanded into the excess and surplus lines business in the United States by acquiring Max Specialty. This segment offers property, marine and ocean cargo, casualty, excess liability and umbrella insurance products. We believe this platform will allow us to continue to utilize our capital efficiently by expanding our specialty insurance products into targeted niche markets. In June 2008, Max Specialty acquired Max America, an admitted insurance company licensed to write business in all fifty U.S. states. In July 2008, we entered into a share purchase agreement to acquire the Imagine UK group of companies. Upon closing, which we expect to occur on or prior to December 31, 2008, this acquisition will provide us with direct access to the insurance and reinsurance markets at Lloyd’s.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise a high grade fixed maturities portfolio and an alternative investment portfolio that currently employs ten strategies invested in approximately 35 underlying trading entities and one strategic reinsurance private equity investment. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair value at September 30, 2008, the allocation of invested assets was 81.4% in cash and fixed maturities and 18.6% in alternative investments.

Our principal operating subsidiary is Max Bermuda. At September 30, 2008, Max Bermuda had $1,229.7 million of shareholders’ equity. We conduct our European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries Max Specialty and Max America. We hold materially all of our alternative investments in Max Diversified.

Executive Summary

The nine months ended September 30, 2008 has been a very active period for the company. During the period, we grew our underwriting activities in each of our segments and continued to diversify and expand our product lines. We are achieving traction in our relatively recent expansion into the U.S. specialty insurance market and have continued that momentum with our purchase this year of Max America, providing us with a U.S. admitted insurance platform.

In July 2008 we announced an agreement to purchase the Imagine UK group and we expect this acquisition to be completed on or before December 31, 2008. This acquisition will give us direct access to the insurance and reinsurance markets of Lloyd’s and should provide us with significant opportunities for growth, as well as giving us added flexibility to our property and casualty product offerings.

The combination of declining investment markets and significant industry catastrophe losses for the nine months ended September 30, 2008 has impacted both sides of insurers’ balance sheets. We expect these conditions to decrease capacity and increase demand for our property and casualty products, with short tail lines being impacted sooner than long tail lines of business.

We reported a net loss for the nine months ended September 30, 2008 of $81.2 million. This result reflects solid underwriting performance overshadowed by the impact of a difficult investment environment. Net losses of $145.0 million on our alternative investments are the largest component of the variance between our results for the nine months ended September 30, 2008 and 2007.

Our underwriting results for the nine months ended September 30, 2008 reflect favorable loss development and opportunistic expansion into new product lines, offset by moderate catastrophe losses. Our three property and casualty segments produced an aggregate combined ratio for the nine month period ended September 30, 2008 of 89.1%, with underwriting income of $45.5 million, compared to a combined ratio of 86.1% and underwriting income of $54.4 million for the same period in 2007. Losses incurred in the nine months ended September 30, 2008 related to catastrophic events, specifically Hurricanes Gustav and Ike, were $50.0 million, net of reinstatement premiums of $7.4 million. We recognized net favorable development on prior year loss reserves of $88.6 million for the nine months ended September 30, 2008, compared to $57.1 million for the same period in 2007. Favorable loss reserve development is primarily due to lower than expected claims emergence on prior year contracts.

For the nine months ended September 30, 2008, our cash, fixed maturities and alternative investments collectively decreased by $128.7 million, or 2.5%, due to declining fair values in our fixed maturities and alternative investment portfolios, partially offset by positive operating cash flows. The widening of credit spreads across most asset classes and durations during the nine months ended September 30, 2008 has unfavorably impacted the overall market value of our fixed maturities portfolio. The net result was our net unrealized loss position recorded within accumulated other comprehensive income increased by $108.9 million for the nine months ended September 30, 2008. A widening of credit spreads has the effect of decreasing the market value of fixed maturities investments, and therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and, therefore, shareholders’ equity.

We, together with our investment advisors, perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. For the three and nine month periods ended September 30, 2008, we recognized an other than temporary impairment charge through net income of $13.8 million and $16.9 million, respectively, on our fixed maturities portfolio. We believe our conservative fixed maturities investment strategy, which includes our limited exposure to sub-prime mortgage-backed securities, has reduced our exposure to the worst of the credit crisis. At September 30, 2008, net unrealized losses on our fixed maturities were 3.9% of our fixed maturities portfolio.

The return on our alternative investments for the nine months ended September 30, 2008 was negative 11.98%, which compares to the HFRI Fund of Funds Index returning a negative 11.84%, which we believe is the most comparable benchmark for this asset class. The nine months ended September 30, 2008 experienced a continuation of tight credit conditions, a slumping U.S. housing market and slowing economic growth, culminating in unprecedented U.S. and foreign government intervention in the financial markets. These highly volatile market conditions had a greater than anticipated negative impact on our Max Diversified portfolio. The investment environment was challenging across a broad range of industries and asset classes, as shown by the S&P 500 Index returning negative 19.29% and the Merrill Lynch Master Bond Index returning 1.03% for the nine months ended September 30, 2008. We have revised our alternative investment strategy to better reflect our growing and changing underwriting platforms and plan to continue rebalancing the portfolio over the remainder of 2008 and into 2009, to reduce our allocation to alternative investments to a target range of 10% to 20% of total investable assets, and to move towards a more market neutral/absolute return portfolio strategy.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of negative 7.6% for the nine months ended September 30, 2008. Fully diluted book value per common share decreased 14.5% from $25.59 at December 31, 2007 to $21.88 at September 30, 2008. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase common shares in the market. Under this method diluted common shares outstanding were 58,246,737 and 61,901,228 at September 30, 2008 and December 31, 2007, respectively.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the nine months ended September 30, 2008. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We monitor the performance of our underwriting operations in four segments:

•

Bermuda/Dublin reinsurance – This segment generally offers property and casualty quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Bermuda/Dublin insurance – This segment generally offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•	U.S. specialty – This segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

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

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Results of Underwriting Operations

Bermuda/Dublin Reinsurance Segment

	Three Months Ended September 30, 2008	% change	Three Months Ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$72.5	5.4%	$68.8
Reinsurance premiums ceded	(27.2)	318.5%	(6.5)

Net premiums written	$45.3	(27.3)%	$62.3

Net premiums earned(a)	82.1	24.4%	66.0
Net investment income	8.3	(17.0)%	10.0
Net (losses) gains on alternative investments	(32.6)	N/A	3.9

Total revenues	$57.8	(27.7)%	$79.9

Net losses and loss expenses(b)(c)	59.0	264.2%	16.2
Acquisition costs(c)	12.7	3.3%	12.3
Interest expense	(0.1)	N/A	4.7
General and administrative expenses(c)	6.2	(4.6)%	6.5

Total losses and expenses	$77.8	96.0%	$39.7

Net (loss) income before taxes	$(20.0)	N/A	$40.2

Loss ratio(b)/(a)	71.9%		24.5%
Combined ratio(c)/(a)	94.8%		53.0%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross premiums written. Gross premiums written for the three months ended September 30, 2008 decreased across nearly all of our lines of business compared to the same period in 2007, with the exception of workers compensation. Substantially offsetting the broad decrease was a $38.1 million quarter-over-quarter increase in our workers compensation business principally attributable to growth in new quota share opportunities, and $9.9 million of gross reinstatement premiums triggered by property catastrophe losses incurred during the three months ended September 30, 2008. Gross premiums written for the three months ended September 30, 2008 include reduced premium estimates on prior year contracts of $11.9 million spread amongst all of our lines of business and a reduction of $10.6 million related to current year contracts, compared to $22.5 million of reduced premium estimates recorded in the same period in 2007. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client and refine our estimate.

Reinsurance premiums ceded. The increase in reinsurance premiums ceded was principally attributable to the purchase of additional workers compensation and property excess of loss reinsurance protection during the three months ended September 30, 2008. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. Reinstatement premiums ceded triggered by property catastrophe losses during the three months ended September 30, 2008 were $2.5 million.

Net investment income and (losses) gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Net losses and loss expenses. The increase in our loss ratio is principally attributable to hurricane-related net losses of $47.0 million offset by net favorable loss reserve development on prior year reserves of $44.0 million, compared to no material catastrophe losses and $41.8 million of favorable development for the three months ended September 30, 2007. Favorable development was recognized in the three months ended September 30, 2008 on our medical malpractice, professional liability, property and whole account lines of business and reflects the lower than expected claims emergence on prior year contracts.

Interest expense. Interest expense for the three months ended September 30, 2008 includes $0.7 million of income pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re compared to $4.0 million of expense for the three months ended September 30, 2007. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices. The total return of these indices was negative for the three months ended September 30, 2008 compared to a positive return for the same period in 2007.

Net (loss) income before taxes. The decrease in net income before taxes for our Bermuda/Dublin reinsurance segment between the three months ended September 30, 2008 and 2007 is principally attributable to the quarter-over-quarter decrease in gains on alternative investments of $36.5 million, the increase in property catastrophe losses of $47.0 million, partially offset by the increase in net premiums earned of $16.1 million, the increase in favorable loss reserve development of $2.2 million and the decrease in interest expense of $4.8 million.

Bermuda/Dublin Insurance Segment

	Three Months Ended September 30, 2008	% change	Three Months Ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$80.9	1.0%	$80.1
Reinsurance premiums ceded	(38.3)	9.7%	(34.9)

Net premiums written	$42.6	(5.8)%	$45.2

Net premiums earned(a)	46.3	(3.7)%	48.1
Net investment income	4.9	19.5%	4.1
Net (losses) gains on alternative investments	(14.9)	N/A	1.1

Total revenues	$36.3	(31.9)%	$53.3

Net losses and loss expenses(b)(c)	39.0	15.4%	33.8
Acquisition costs(c)	(0.7)	N/A	(0.3)
General and administrative expenses(c)	5.2	15.6%	4.5

Total losses and expenses	$43.5	14.5%	$38.0

Net (loss) income before taxes	$(7.2)	(147.1)%	$15.3

Loss ratio(b)/(a)	84.4%		70.3%
Combined ratio(c)/(a)	94.0%		78.9%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

Gross and net premiums written and earned. Premium volume in this segment was consistent with our plan, which anticipated softening premium rates for new and renewal business in the markets that we serve. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments. Reinsurance premiums ceded in the three months ended September 30, 2008 and 2007 were related principally to our existing quota share treaties that are utilized to manage our retained exposure.

Net investment income and (losses) gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Net losses and loss expenses. The increase in our loss ratio is principally attributable to higher catastrophe-related and property per-risk losses in the current period compared to the same period in 2007. Hurricanes in the United States and property per-risk losses resulted in net losses of $5.4 million and $6.1 million for the three months ended September 30, 2008, respectively, compared to per-risk net loss of $3.0 million from a Brazilian airliner crash in the same period in 2007. For the three months ended September 30, 2008 net favorable development on prior year property reserves was $8.3 million compared to net favorable development of $5.7 million on property reserves and $1.7 million on excess liability reserves for the three months ended September 30, 2007. A greater proportion of professional liability and aviation business written in 2008 has also resulted in an increase in our average loss ratio for this segment.

General and administrative expenses. The increase in general and administrative expenses resulted principally from additional claims and underwriting staff added over the course of 2007 and 2008 in order to service a growing base of clients, the effect of the stronger euro on our Dublin-based insurance operations and a higher expense associated with the vesting of long-term stock-based compensation.

Net (loss) income before taxes. The decrease in net income before taxes is principally attributable to the quarter-over-quarter decrease in gains on alternative investments of $16.0 million for the three months ended September 30, 2008 over the same period in 2007, and to the 15.1 percentage point increase in the combined ratio resulting principally from the increase in losses and general and administrative expenses.

U.S. Specialty Segment

Our U.S. specialty segment commenced underwriting activities in April 2007. As a result, the volume of activity for the three months ended September 30, 2008 was significantly higher than the volume of activity for the three months ended September 30, 2007, and should be considered when making comparisons between the two periods.

	Three Months Ended September 30, 2008	% change	Three Months Ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$52.9	348.3%	$11.8
Reinsurance premiums ceded	(30.5)	272.0%	(8.2)

Net premiums written	$22.4	N/A	$3.6

Net premiums earned(a)	13.3	N/A	1.4
Net investment income	1.7	(22.7)%	2.2
Net realized losses on fixed maturities	(0.5)	N/A	—
Other income	0.1	N/A	—

Total revenues	$14.6	305.6%	$3.6

Net losses and loss expenses(b)(c)	8.8	N/A	0.8
Acquisition costs(c)	1.8	N/A	(0.1)
General and administrative expenses(c)	8.3	38.3%	6.0

Total losses and expenses	$18.9	182.1%	$6.7

Net loss before taxes	$(4.3)	38.7%	$(3.1)

Loss ratio(b)/(a)	66.6%		57.5%
Combined ratio(c)/(a)	142.7%		N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)). For the three months ended September 30, 2007, due to the start-up nature of the segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

Gross and net premiums written and earned. Gross premiums written and ceded have increased steadily each quarter and reflect the growth of this segment in its second year of operations. Reinsurance premiums ceded for the property and casualty U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We intend to continue to purchase substantial reinsurance protection while we build this U.S.-based operation.

Net investment income. Net investment income relating to the property and casualty U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities for the three months ended September 30, 2008 was 4.47% compared to 5.63% for the three months ended September 30, 2007.

Net losses and loss expenses. Net losses and loss expenses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin reinsurance and insurance segments. As our U.S. specialty segment grows, we are purchasing, and expect to continue to purchase, substantial reinsurance coverage in order to protect our capital base. Accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written, which has the effect of increasing the net loss ratio. We believe this effect will decrease as gross premiums written volume increases and the ratio of reinsurance ceded to gross premiums written decreases. Losses recognized in the three months ended September 30, 2008 related to hurricane events were $5.0 million, net of reinsurance recoveries. These losses were substantially offset by favorable development of loss reserves from previous quarters.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, which have grown in line with the growth in gross premiums written, but continue to decrease as a percentage of net earned premiums, as expected. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Life and Annuity Reinsurance Segment

	Three Months Ended September 30, 2008	% change	Three Months Ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$—	N/A	$62.2
Reinsurance premiums ceded	—	N/A	(0.1)

Net premiums written	$—	N/A	$62.1

Net premiums earned	—	N/A	62.1
Net investment income	9.3	22.4%	7.6
Net (losses) gains on alternative investments	(65.3)	N/A	4.5

Total revenues	$(56.0)	(175.5)%	$74.2

Claims and policy benefits	14.0	(80.2)%	70.6
Acquisition costs	0.2	0.0%	0.2
Interest expense	(0.2)	(109.1)%	2.2
General and administrative expenses	0.8	14.3%	0.7

Total claims and policy benefits and expenses	$14.8	(79.9)%	$73.7

Net (loss) income before taxes	$(70.8)	N/A	$0.5

We write life and annuity reinsurance transactions when attractive opportunities arise. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period-to-period comparisons are not necessarily representative of future trends.

No new life and annuity contracts were written during the three months ended September 30, 2008 compared to one life and annuity contract written during the three months ended September 30, 2007 with gross premium written of $62.0 million. Apart from the components related to contracts incepting during a period, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Claims and policy benefits. Claims and policy benefits relating to the life and annuity reinsurance segment were $14.0 million for the three months ended September 30, 2008 compared to $70.6 million for same period in 2007, of which $62.6 million related to the contract incepting during the three months ended September 30, 2007. Excluding the contract incepting in the comparative period, benefits were $8.0 million for the three months ended September 30, 2007 compared to $14.0 million for the same period in 2008. The increase reflects additional reinsured policy claims associated with the $238.3 million of reinsurance premiums written in the last quarter of 2007 and the $94.3 million of reinsurance premiums written in the first half of 2008. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Net (loss) income before taxes. Net income or loss before taxes is primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we write, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $71.3 million decrease in net income for the three months ended September 30, 2008 compared to the same period in 2007, was the $69.8 million quarter-over-quarter decrease in net gains on alternative investments.

Corporate Function

	Three Months Ended September 30, 2008	% change	Three Months Ended September 30, 2007
	(In millions of U.S. Dollars)
Net investment income	$45.3	(8.9)%	$49.7
Less: net investment income allocated to non-U.S. underwriting segments	(22.7)	N/A	(21.8)

Less: net investment income of the U.S. specialty segment	(1.7)	N/A	(2.2)

Balance of net investment income	$20.9	(18.7)%	$25.7

Net (losses) gains on alternative investments	(158.8)	N/A	14.5
Less: net losses (gains) on alternative investments allocated to underwriting segments	112.9	N/A	(9.6)

Balance of net (losses) gains on alternative investments	(45.9)	N/A	4.9

Net realized losses on fixed maturities	(17.5)	N/A	(1.6)
Less: net realized losses on fixed maturities of the U.S. specialty segment	0.5	N/A	—

Balance of net realized losses on fixed maturities	(17.0)	N/A	(1.6)

Other (expense) income	(0.6)	N/A	0.2
Interest expense	(4.7)	(30.9)%	(6.8)
General and administrative expenses not included in segment results	(12.8)	26.7%	(10.1)

Net (loss) income before taxes excluding segment results	$(60.1)	N/A	$12.3

Net investment income. The decrease in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to the decrease in interest rates on cash and lower interest rates on new fixed maturities investments. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the three months ended September 30, 2008 was 4.40% compared to 5.12% for the three months ended September 30, 2007.

Net (losses) gains on alternative investments. Net losses on the alternative investment portfolio were $158.8 million, or a negative 12.99% rate of return, for the three months ended September 30, 2008, compared to net gains of $14.5 million, or a 1.19% rate of return, for the three months ended September 30, 2007. These returns include losses of $0.1 million and gains of $0.1 million from our private equity reinsurance investment for the three months ended September 30, 2008 and 2007, respectively. The remainder of our alternative investments comprises the Max Diversified portfolio.

The return for Max Diversified was negative 13.03% for the three months ended September 30, 2008, compared to the HFRI Fund of Funds Index returning negative 9.63%. The three months ended September 30, 2008 experienced a continuation of tight credit conditions, a slumping U.S. housing market and slowing economic growth, culminating in unprecedented U.S. and foreign government intervention in the financial markets. These highly volatile market conditions had a greater than anticipated negative impact on our Max Diversified portfolio. The investment environment was challenging across a broad range of industries and asset classes, as shown by the S&P 500 Index returning negative 8.37% and the Merrill Lynch Master Bond Index returning negative 0.29% for the three months ended September 30, 2008.

All 10 alternative investment strategies we employed experienced negative returns during the three months ended September 30, 2008. The largest contributors by investment strategy to the loss for the current period were the long/short equity and the event-driven arbitrage strategies. As of September 30, 2008, 38.4% and 11.8% of our alternative investments were allocated to long/short equity and event-driven arbitrage strategies, respectively. In previous periods these strategies contributed to significant out-performance; however, this growth also led to increasing concentration in these strategies. We began to reduce our concentration in these strategies at the start of the third quarter, but market conditions slowed the pace of rebalancing the portfolio. The increase in market volatility, the increased volatility of alternative investments in general, as well as the decrease in market liquidity has led to a higher risk of a large decline in value in any given time period.

We intend to continue rebalancing the portfolio over the remainder of 2008 and into 2009, to reduce our allocation to alternative investments to a target range of 10% to 20% of total investable assets, and to move towards a more market neutral/absolute return portfolio, with increased diversification by strategy and underlying fund. These actions will be made in accordance with new investment guidelines adopted in October 2008. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks. In the current investment climate, the process of rebalancing the portfolio may take longer as redemption requests may take longer to be realized.

Net realized losses on fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. Included in net realized losses for the three months ended September 30, 2008 and 2007, were other than temporary impairment charges of $13.8 million and $nil, respectively. Also included in net realized losses for the three months ended September 30, 2008 was a $3.8 million realized loss on a futures transaction that was initiated and fully settled in September. This transaction was initiated as an economic hedge on a portion of our holdings of U.S. government securities.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $245.0 million swap loan and the $50.0 million revolver loan each bear interest at a rate based on LIBOR plus a spread. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007 that mature in April 2017 and bear interest at 7.20%. Interest expense for the three months ended September 30, 2008 decreased compared to the same period in 2007 primarily due to the decrease in LIBOR between the two periods and the decrease in the outstanding swap loan balance.

General and administrative expenses. Foreign exchange losses connected with the accumulation of British pounds in preparation for the planned acquisition of the Imagine UK group is the principal reason for the increase in general and administrative expenses for the three months ended September 30, 2008 compared to the same period in 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Results of Underwriting Operations

Bermuda/Dublin Reinsurance Segment

	Nine Months Ended September 30, 2008	% change	Nine Months Ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$377.5	22.2%	$308.8
Reinsurance premiums ceded	(85.1)	104.6%	(41.6)

Net premiums written	$292.4	9.4%	$267.2

Net premiums earned(a)	252.8	4.9%	241.0
Net investment income	27.8	(12.6)%	31.8
Net (losses) gains on alternative investments	(29.6)	N/A	41.4

Total revenues	$251.0	(20.1)%	$314.2

Net losses and loss expenses(b)(c)	150.3	14.3%	131.5
Acquisition costs(c)	35.2	(25.4)%	47.2
Interest expense	2.4	(73.0)%	8.9
General and administrative expenses(c)	22.0	7.8%	20.4

Total losses and expenses	$209.9	0.9%	$208.0

Net income before taxes	$41.1	(61.3)%	$106.2

Loss ratio(b)/(a)	59.5%		54.5%
Combined ratio(c)/(a)	82.1%		82.6%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Nine Months Ended September 30, 2008	% of Premium Written	Nine Months Ended September 30, 2007	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$80.2	21.2%	$0.9	0.3%
Aviation	27.8	7.4%	33.3	10.8%
Excess liability	8.2	2.2%	14.7	4.8%
Medical malpractice	64.6	17.1%	49.9	16.2%
Other	2.8	0.7%	0.2	0.0%
Professional liability	29.3	7.8%	37.1	12.0%
Property and property catastrophe	97.8	25.9%	96.7	31.3%
Marine & energy	7.9	2.1%	33.1	10.7%
Whole account	10.5	2.8%	12.6	4.1%
Workers compensation	48.4	12.8%	30.3	9.8%

	$377.5	100.0%	$308.8	100.0%

Gross premiums written. The increase in gross premiums written is primarily due to our expansion into the agriculture product line, which had gross premiums written totaling $80.2 million for the nine months ended September 30, 2008. The high volume of premiums written was the result of a combination of attractive opportunities and strong agriculture market conditions, which may not continue in future periods. The opportunities from year to year will vary based on the level of risk our clients retain and variances in the U.S. agriculture market. Agriculture premiums tend to be written in the first quarter of the year and the volume of agriculture market business in future periods could vary.

Excluding the growth in our agriculture product line, our gross premiums written volume overall is slightly down compared to the same period in 2007 but is in line with our plan for the year. Our diversified product line has enabled us to change our business mix without sacrificing disciplined underwriting. The decrease in professional liability and marine and energy lines was consistent with our plan and is principally a consequence of maintaining our underwriting discipline in a softer market. We declined and expect to continue to decline renewals that fall below our risk/return requirements. Offsetting these decreases is an increase in our medical malpractice product line as a result of increasing our participation on renewal business, and an increase in our workers compensation product line where quota share participations have become more attractive.

Gross premiums written for the nine months ended September 30, 2008 include adjustments on prior period contracts which decreased gross premiums written by $35.2 million, with the largest adjustments occurring in the workers compensation line of business, compared to $22.5 million of premium reductions in the same period in 2007. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client and refine our estimate. Partly offsetting this decrease are gross reinstatement premiums of $9.9 million triggered by property catastrophe losses incurred during the nine months ended September 30, 2008.

Reinsurance premiums ceded. The increase in reinsurance premiums ceded for the nine months ended September 30, 2008 compared to the same period in 2007 was principally attributable to increases of $13.4 million, $8.1 million and $6.1 million of quota share premiums ceded for our workers compensation, agriculture and medical malpractice product lines, respectively, corresponding with the associated growth in gross premiums written for those product lines. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. Reinstatement premiums ceded triggered by property catastrophe losses during the nine months ended September 30, 2008 were $2.5 million.

Net investment income and (losses) gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Net losses and loss expenses. The increase in our loss ratio is principally attributable to hurricane-related net losses of $47.0 million for the nine months ended September 30, 2008, compared to the same period in 2007 which had no material catastrophe losses. In the current period these losses were more than offset by net favorable loss reserve development on prior year reserves of $78.6 million, compared to $48.3 million of net favorable development for the nine months ended September 30, 2007. Favorable development was recognized across most of our lines of business and reflects the lower than expected claims emergence on prior year contracts.

Acquisition costs. The decrease in acquisition costs is principally attributable to changes in our business mix, with the largest variance being the growth in our agriculture product line compared to the same period in 2007. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Interest expense. Interest expense for the nine months ended September 30, 2008 includes $0.4 million of income pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re compared to $7.0 million of expense for the nine months ended September 30, 2007. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices. The total return in the indices was negative for the nine months ended September 30, 2008 compared to a positive return for the same period in 2007.

General and administrative expenses. The increase in general and administrative expenses is principally related to the effect of the stronger euro on our Dublin-based reinsurance operations.

Net income before taxes. The decrease in net income before taxes for our Bermuda/Dublin reinsurance segment between the nine months ended September 30, 2008 and 2007 is principally attributable to the period-over-period decrease in gains on alternative investments of $71.0 million, the increase in property catastrophe losses of $47.0 million, partially offset by the increase in net premiums earned of $11.8 million, the increase in favorable loss reserve development of $30.3 million and the decrease in acquisition costs of $12.0 million.

Bermuda/Dublin Insurance Segment

	Nine months ended September 30, 2008	% change	Nine months ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$276.3	(2.7)%	$284.1
Reinsurance premiums ceded	(133.1)	(9.1)%	(146.4)

Net premiums written	$143.2	4.0%	$137.7

Net premiums earned(a)	137.1	(8.0)%	149.1
Net investment income	13.3	9.9%	12.1
Net (losses) gains on alternative investments	(13.5)	(228.6)%	10.5
Other income	1.1	N/A	—

Total revenues	$138.0	(19.6)%	$171.7

Net losses and loss expenses(b)(c)	108.8	(1.8)%	110.8
Acquisition costs(c)	(1.9)	90.0%	(1.0)
General and administrative expenses(c)	16.1	20.1%	13.4

Total losses and expenses	$123.0	(0.2)%	$123.2

Net income before taxes	$15.0	(69.1)%	$48.5

Loss ratio(b)/(a)	79.4%		74.3%
Combined ratio(c)/(a)	89.7%		82.6%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Nine months ended September 30, 2008	% of Premium Written	Nine months ended September 30, 2007	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$21.9	7.9%	$14.4	5.1%
Excess liability	96.5	34.9%	106.2	37.4%
Professional liability	116.6	42.2%	116.6	41.0%
Property	41.3	15.0%	46.9	16.5%

	$276.3	100.0%	$284.1	100.0%

Gross premiums written. Premium volume in this segment was consistent with our plan, which reflected the trend of softening premium rates for new and renewal business in the markets that we serve. As a result of increased competition on our excess liability business, we have not renewed a number of our excess liability contracts where pricing fell below our risk/return requirements. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure, and therefore, will tend to fluctuate in line with gross premiums written. The ratio of reinsurance premiums ceded to gross premiums written for the nine months ended September 30, 2008 was 48.2% compared to 51.5% for the nine months ended September 30, 2007. The decreased ratio is principally related to the decrease in the percentage ceded under several of our reinsurance quota share treaties and the decrease in the cost of excess of loss reinsurance.

Net investment income and (losses) gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Net losses and loss expenses. The increase in our loss ratio is principally attributable to higher catastrophe-related and property per-risk losses in the current period compared to the same period in 2007. Hurricanes in the United States and property per-risk losses resulted in net losses of $5.4 million and $6.1 million for the nine months ended September 30, 2008, respectively, compared to a per-risk net loss of $3.0 million from a Brazilian airline crash in the same period in 2007. For the nine months ended September 30, 2008 net favorable development on prior year property reserves was $10.0 million compared to net favorable development of $7.1 million on property reserves and $1.7 million on excess liability reserves for the nine months ended September 30, 2007. A greater proportion of professional liability and aviation business written in 2008 has also resulted in an increase in our average loss ratio for this segment.

Acquisition costs. Acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. The increase in general and administrative expenses resulted principally from additional claims and underwriting staff added over the course of 2007 and 2008 in order to service a growing base of clients, the effect of the stronger euro on our Dublin-based insurance operations and higher expense associated with the vesting of long-term stock-based compensation.

Net income before taxes. The decrease in net income before taxes for the nine months ended September 30, 2008 compared to same period in 2007 is principally attributable to the period-over-period decrease in gains on alternative investments of $24.0 million, together with the 7.1 percentage point increase in the combined ratio resulting principally from the increase in general and administrative expenses.

U.S. Specialty Segment

Our U.S. specialty segment commenced underwriting activities in April 2007. As a result, the volume of activity for the nine months ended September 30, 2008 was significantly higher than the volume of activity for the nine months ended September 30, 2007, and should be considered when making comparisons between the two periods.

	Nine months ended September 30, 2008	% change	Nine months ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$134.1	N/A	$21.7
Reinsurance premiums ceded	(81.3)	438.4%	(15.1)

Net premiums written	$52.8	N/A	$6.6

Net premiums earned(a)	28.1	N/A	1.7
Net investment income	5.6	47.4%	3.8
Net realized losses on fixed maturities	(0.5)	N/A	—
Other income	0.1	N/A	—

Total revenues	$33.3	N/A	$5.5

Net losses and loss expenses(b)(c)	19.4	N/A	0.9
Acquisition costs(c)	2.1	N/A	(0.1)
General and administrative expenses(c)	20.6	45.1%	14.2

Total losses and expenses	$42.1	180.7%	$15.0

Net loss before taxes	$(8.8)	(7.4)%	$(9.5)

Loss ratio(b)/(a)	69.2%		57.2%
Combined ratio(c)/(a)	149.8%		N/A

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)). For the nine months ended September 30, 2007, due to the start-up nature of the segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

	Nine months ended September 30, 2008	% of Premium Written	Nine months ended September 30, 2007	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Property	$65.7	49.0%	$21.7	100.0%
General casualty	42.8	31.8%	—	—
Marine	25.7	19.2%	—	—

	$134.2	100.0%	$21.7	100.0%

Gross and net premiums written and earned. Gross premiums written and ceded have increased steadily in 2008 and reflect the growth of this segment in its second year of operations. While the rate of growth in premiums has leveled off towards the tail end of the nine months ended September 30, 2008, our gross premiums written are in line with our plan for the year and we continue to expand and diversify our client base. Reinsurance premiums ceded for the U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We continue to purchase substantial reinsurance protection while we build this U.S.-based operation.

Net investment income. Net investment income relating to the U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty. The average annualized investment yield on cash and fixed maturities for the nine months ended September 30, 2008 was 4.66% compared to 4.94% for the nine months ended September 30, 2007.

Net losses and loss expenses. The increase in net losses and loss expenses is consistent with the increase in net premiums earned. Losses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin reinsurance and insurance segments. As our U.S. specialty segment grows, we are purchasing, and expect to continue to purchase, substantial reinsurance coverage in order to protect our capital base. Accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written, which has the effect of increasing the net loss ratio. We believe this effect will decrease as gross premiums written volume increases and the ratio of reinsurance ceded to gross premiums written decreases. Losses recognized in the nine months ended September 30, 2008 related to hurricane events were $5.0 million, net of reinsurance recoveries.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, which have grown in line with the growth in gross premiums written, but continue to decrease as a percentage of net earned premiums, as expected. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Net loss before taxes. In line with expectations for this segment, net premiums earned are growing at a significantly higher rate than general and administrative expenses during the nine months ended September 30, 2008. As a result, the net loss before taxes has continued to improve compared to the same period in 2007.

Life and Annuity Reinsurance Segment

	Nine months ended September 30, 2008	% change	Nine months ended September 30, 2007
	(In millions of U.S. Dollars)
Gross premiums written	$94.3	48.3%	$63.6
Reinsurance premiums ceded	(0.3)	(25.0)%	(0.4)

Net premiums written	$94.0	48.7%	$63.2

Net premiums earned	94.0	48.7%	63.2
Net investment income	29.9	34.7%	22.2
Net (losses) gains on alternative investments	(58.8)	(235.8)%	43.3

Total revenues	$65.1	(49.4)%	$128.7

Claims and policy benefits	137.2	49.8%	91.6
Acquisition costs	0.4	(33.3)%	0.6
Interest expense	2.1	(52.3)%	4.4
General and administrative expenses	2.3	9.5%	2.1

Total benefits and expenses	$142.0	43.9%	$98.7

Net (loss) income before taxes	$(76.9)	(356.3)%	$30.0

We write life and annuity reinsurance transactions when attractive opportunities arise. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not necessarily representative of future trends.

One life and annuity contract was written during the nine months ended September 30, 2008 with gross premium written of $92.8 million, covering a closed block of pension annuities for an existing client. Similarly, only one life and annuity contract was written during the nine months ended September 30, 2007 with gross premiums written of $62.0 million. Apart from the components related to the contracts incepting during the nine months ended September 30, 2008 and 2007, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for our non-U.S. segments on a consolidated basis.

Claims and policy benefits. Claims and policy benefits relating to the life and annuity reinsurance segment were $137.2 million for the nine months ended September 30, 2008 of which $92.8 million related to the contract incepting during the period, compared to claims and policy benefits of $91.6 million for the nine months ended September 30, 2007, of which $62.6 million related to the contract incepting during the period. Excluding the contracts incepting during each period, benefits were $44.4 million for the nine months ended September 30, 2008 compared to $29.0 million for same period in 2007. The increase reflects additional reinsured policy claims payments associated with the $238.4 million of reinsurance premiums written in the last quarter of 2007 and the $94.3 million of reinsurance premiums written in the first half of 2008.

Net (loss) income before taxes. Net loss before taxes attributable to the life and annuity reinsurance segment for the nine months ended September 30, 2008 was $76.9 million compared to net income before taxes of $30.0 million for the nine months ended September 30, 2007. The results are primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we write, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $106.9 million decrease in net income for the nine months ended September 30, 2008 compared to the same period in 2007, was the $102.1 million period-over-period decrease in gains on alternative investments.

Corporate Function

	Nine months ended September 30, 2008	% change	Nine months ended September 30, 2007
	(In millions of U.S. Dollars)
Net investment income	$137.4	(1.1)%	$138.9
Less: net investment income allocated to non-U.S. underwriting segments	(71.0)	N/A	(66.1)

Less: net investment income of the U.S. specialty segment	(5.6)	N/A	(3.9)

Balance of net investment income	$60.8	(11.8)%	$68.9

Net (losses) gains on alternative investments	(145.0)	(206.1)%	136.7
Less: net losses (gains) on alternative investments allocated to underwriting segments	102.0	N/A	(95.2)

Balance of net (losses) gains on alternative investments	(43.0)	(203.6)%	41.5

Net realized losses on fixed maturities	(17.9)	N/A	(3.0)
Less: net realized losses on fixed maturities of the U.S. specialty segment	0.5	N/A	—

Balance of net realized losses on fixed maturities	(17.4)	N/A	(3.0)

Other (expense) income	(0.2)	N/A	0.6
Interest expense	(16.1)	(4.2)%	(16.8)
General and administrative expenses not included in segment results	(34.6)	(16.9)%	(29.6)

Net (loss) income before taxes excluding segment results	$(50.5)	(182.0)%	$61.6

Net investment income. The decrease in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to the decrease in interest rates on cash and lower interest rates on new fixed maturities investments. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the nine months ended September 30, 2008 was 4.43% compared to 4.99% for the nine months ended September 30, 2007. There was minimal change in the total cash and fixed maturities portfolio balance, with the combined total increasing 0.9% to $4,063.6 million at September 30, 2008 from $4,026.1 million at September 30, 2007.

Net (losses) gains on alternative investments. Net losses on the alternative investment portfolio were $145.0 million, or a negative 11.98% rate of return, for the nine months ended September 30, 2008 compared to a net gain of $136.7 million, or a 12.18% rate of return, for the nine months ended September 30, 2007. These returns include gains of $0.6 million and $0.5 million from our private equity reinsurance investment for the nine months ended September 30, 2008 and 2007, respectively. The remainder of our alternative investments comprises the Max Diversified portfolio.

The return for Max Diversified was negative 12.07% for the nine months ended September 30, 2008, compared to the HFRI Fund of Funds Index returning negative 11.84%. The nine months ended September 30, 2008 experienced a continuation of tight credit conditions, a slumping U.S. housing market and slowing economic growth, culminating in unprecedented U.S. and foreign government intervention in the financial markets. These highly volatile market conditions had a greater than anticipated negative impact on our Max Diversified portfolio. The investment environment was challenging across a broad range of industries and asset classes, as shown by the S&P 500 Index returning negative 19.29% and the Merrill Lynch Master Bond Index returning 1.03% for the nine months ended September 30, 2008.

All but one of the alternative investment strategies we employed experienced negative returns during the nine months ended September 30, 2008. The largest contributors by investment strategy to the loss for the current period were the long/short equity and the event-driven arbitrage strategies. As of September 30, 2008, 38.4% and 11.8% of our alternative investments were allocated to long/short equity and event-driven arbitrage strategies, respectively. The long/short equity strategy typically entails the purchase of common stock of companies in a particular sector with perceived strong fundamentals and sell common stock of companies in the same sector that are perceived to have deteriorating fundamentals. The strategy attempts to create investment returns through superior stock selection based upon fundamental analysis rather than creating returns based simply upon upward price direction of the overall stock market. The event-driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. Event-driven arbitrage funds will typically employ merger arbitrage techniques along with traditional arbitrage techniques for companies that are spinning off divisions, going through reorganizations or undergoing other significant corporate events. In previous periods these strategies contributed to significant out-performance; however, this growth also led to increasing concentration in these strategies. We began to reduce our concentration in these strategies at the start of the third quarter, but market conditions slowed the pace of rebalancing the portfolio. The increase in market volatility, the increased volatility of alternative investments in general, as well as the decrease in market liquidity has led to a higher risk of a large decline in value in any given time period.

We intend to continue rebalancing the portfolio over the remainder of 2008 and into 2009, to reduce our allocation to alternative investments to a target range of 10% to 20% of total investable assets, and to move towards a more market neutral/absolute return portfolio, with increased diversification by strategy and underlying find. These actions will be made in accordance with new investment guidelines adopted in October 2008. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks. In the current investment climate, the process of rebalancing the portfolio may take longer as redemption requests may take longer to be realized.

Net realized losses on fixed maturities. Our fixed maturities portfolio is held as available for sale with changes in fair value recorded in other comprehensive income as part of total shareholders’ equity. Our fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. Net realized losses for the nine months ended September 30, 2008 and 2007, were $17.9 million and $3.0 million, respectively. Included in net realized losses for the nine months ended September 30, 2008 and 2007, were other than temporary impairment charges of $16.9 million and $nil, respectively. Also included in net realized losses for the nine months ended September 30, 2008 was a $3.8 million realized loss on a futures transaction that was initiated and fully settled in September. This transaction was initiated as an economic hedge on a portion of our holdings of U.S. government securities.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The $245.0 million swap loan and the $50.0 million revolver loan each bear interest at a rate based on LIBOR plus a spread. We also have $100.0 million in senior notes outstanding that were issued on April 16, 2007, mature in April 2017 and bear interest at 7.20%. Interest expense decreased primarily due to the impact of decreased LIBOR interest rates, partially offset by the increase in average outstanding debt for nine month period ended September 30, 2008 period compared to the same period in 2007.

General and administrative expenses. The increase in general and administrative expense is principally related to foreign exchange losses connected with the accumulation of British pounds in preparation for the planned acquisition of the Imagine UK group and professional fees associated with acquisition activities.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $4,993.9 million at September 30, 2008 compared to $5,122.6 million at December 31, 2007, a decrease of 2.5%. The decrease in cash and invested assets resulted principally from a decrease in investment market values as a result of widening credit spreads and the current turmoil in the financial markets compared to the same period in 2007.

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

In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances and can access our primary credit facility, which is described in Note 11 of our unaudited interim consolidated financial statements. We believe we have the ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

The only time we would expect to realize an other than temporary impairment on a fixed maturity security is if we believed there was significant uncertainty about receiving the interest payments and the maturity value of the investment. We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we recognized an other than temporary impairment charge through net income of $13.8 million and $16.9 million during the three and nine month periods ended September 30, 2008, respectively.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. Over the course of 2007, and during the nine months ended September 30, 2008, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which significant inputs and significant value drivers are observable in active markets. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at September 30, 2008. We believe our exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At September 30, 2008, securities with significant exposure to sub-prime borrowers totaled $40.5 million in fair value, $48.3 million in amortized cost and $48.5 million in par value for a net unrealized loss of $7.8 million. By fair value, 62.9% of these securities are AAA-rated, 19.0% AA-rated, and the remaining 18.1% A-rated. The weighted average life of these securities is 2.4 years. As of September 30, 2008, we have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio, if and when deemed necessary.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of September 30, 2008. Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

By Vintage Year	Weighted Average Life in Years	AAA Senior Tranche	Credit Rating AAA Junior Tranche	AA	A	Amortized Cost	Fair Value
	(In millions of U.S. Dollars)
Fixed maturities with sub-prime mortgage exposure

Pre-2005	3.5	$2.4	$0.4	$5.8	$—	$8.6	$7.7
2005	4.9	1.6	—	3.4	—	5.0	3.7
2006	1.6	18.0	5.0	—	9.2	32.2	27.0
2007	3.4	2.5	—	—	—	2.5	2.1

Total	2.4	24.5	5.4	9.2	9.2	48.3	40.5

Fixed maturities with Alt-A mortgage exposure

	Weighted Average Life in Years	AAA Senior Tranche	Credit Rating AAA Junior Tranche	AA	A	Amortized Cost	Fair Value
By Vintage Year			(In million of U.S. Dollars)
Pre-2005	3.9	6.1	—	—	—	6.1	5.7
2005	1.2	—	17.3	—	—	17.3	12.3
2006	0.6	3.4	6.8	—	—	10.2	9.3

Total	1.5	9.5	24.1	—	—	33.6	27.3

Total	2.0	$34.0	$29.5	$9.2	$9.2	$81.9	$67.8

As described in Note 7 of our unaudited interim consolidated financial statements, our fixed maturities investments and our alternative investments are carried at fair value. The fair value of our investments in fixed maturities is generally based on quoted prices for identical or similar instruments in active markets or model-derived valuations from independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Such inputs may include but are not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, and this increases the use of model-derived valuations and the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the FAS 157 hierarchy.

Our alternative investments, comprising investments in limited partnerships and stock investments in trading entities, or the “funds,” are stated at fair value as determined by the most recently published net asset value as advised by the external fund manager. We believe the published net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 2 in the FAS 157 hierarchy. Certain of our funds have segregated underlying assets that are separately classified and are being managed pursuant to a liquidation strategy under which our ability to redeem our interest in the segregated assets and the ability of new investors to purchase an interest in the segregated assets is limited. As these segregated assets have limited or no observable transactions at the published net asset value, they are classified as Level 3 in the FAS 157 hierarchy. Alternative investments classified as Level 3 total $23.3 million, or 2.5% of our total alternative investments, and 0.5% of total invested assets. We obtain the audited financial statements for every underlying investment annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the published net asset values.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,568.0 million at September 30, 2008 compared to $2,333.9 million at December 31, 2007, an increase of 10.0%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the nine months ended September 30, 2008, partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the nine months ended September 30, 2008, we paid $190.3 million in property and casualty losses and recorded gross favorable development on prior period reserves of $97.3 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,222.0 million at September 30, 2008 compared to $1,203.5 million at December 31, 2007. The increase was principally attributable to the reinsurance contract written in the nine months ended September 30, 2008, which increased life and annuity benefits by $92.8 million, plus movements in foreign exchange rates. During the nine months ended September 30, 2008, we paid $83.4 million of benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $716.2 million at September 30, 2008 compared to $578.3 million at December 31, 2007, an increase of 23.8%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the nine months ended September 30, 2008, and recoveries associated with hurricane losses.

Grand Central Re, our largest retrocessionaire, accounted for 15.2% of our losses and benefits recoverable at September 30, 2008. We retain funds from Grand Central Re amounting to approximately 106.4% of its loss recoverable obligations to us.

The principal component of losses recoverable relates to amounts due from reinsurers of our property and casualty insurance risks. The losses recoverable from these reinsurers represent 76.4% of losses recoverable at September 30, 2008, and all of these reinsurers are presently rated “A-” or above by A.M. Best.

Bank loans. In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified, to a third party financial institution, or the Bank, for a fair value of $150.0 million, or the notional amount. Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The terms of the share sale obligate the Bank to sell the shares to Max Bermuda and give Max Bermuda the right to repurchase the shares at fair value at termination of the total return swap. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged cash and Max Diversified shares with a combined fair value of $90.2 million at September 30, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under GAAP, the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. At September 30, 2008, the notional amount of the loan was approximately $245.0 million.

On April 2, 2007, Max USA completed the acquisition of Max Specialty. On April 3, 2007, Max Capital borrowed $50.0 million and Max USA borrowed $100.0 million under their revolving credit facility in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes. As of September 30, 2008, the $50.0 million revolver loan to Max Capital remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of September 30, 2008, the interest rate was 3.13%, and on October 10, 2008 the interest rate was reset to 4.56% until April 10, 2009.

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

Shareholders’ equity. Our shareholders’ equity decreased to $1,274.5 million at September 30, 2008 from $1,583.9 million at December 31, 2007, a decrease of 19.5%, principally due to the repurchase of common shares of $106.2 million, a decrease in accumulated other comprehensive income of $126.4 million, payments of dividends of $15.2 million, and the net loss of $81.2 million during the nine months ended September 30, 2008.

Liquidity. We generated $399.7 million of cash from operations during the nine months ended September 30, 2008 compared to $297.1 million for the nine months ended September 30, 2007. The increase in cash from operations is principally due to gross premiums written during the nine months ended September 30, 2008 and the receipt of trades pending settlement. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolio to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a meaningful working cash balance (typically greater than $250.0 million), have generated positive cash flow from operations in each of our eight years of operating history and can access our credit facilities described in Note 11 of our unaudited interim consolidated financial statements. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolio. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at September 30, 2008. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. Under new risk-based capital and solvency requirements enacted in Bermuda during 2008, we estimate that at September 30, 2008, Max Bermuda would be required to have approximately $825.0 to $875.0 million in statutory capital and surplus in order to pay dividends. At September 30, 2008, Max Bermuda had approximately $1,163.0 million in statutory capital and surplus. Max Bermuda returned $250.0 million of capital and surplus to Max Capital during the nine months ended September 30, 2008.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. We had three credit facilities as of September 30, 2008 providing an aggregate of $720.0 million of letter of credit capacity, and subject to certain conditions, up to an additional $200.0 million in capacity. Each of our credit facilities requires that we comply with certain substantially similar covenants, including a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at September 30, 2008. Subsequent to September 30, 2008 we borrowed a further $100.0 million under the revolving loan facility in connection with the planned acquisition and capitalization of the Imagine UK group of companies.

Capital resources. At September 30, 2008, our capital structure consisted of common equity. Total capitalization amounted to $1,274.5 million as compared to $1,583.9 million at December 31, 2007, a decrease of 19.5%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our 2008 and 2009 business plan, and to the extent necessary, can further reduce our invested asset allocation to alternative investments to improve our capital position, and/or be able to respond to a favorable underwriting environment.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. As of September 30, 2008, the senior notes had a senior unsecured debt rating of “Baa2” by Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook, except S&P which has a positive outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On February 12, 2008, May 5, 2008 and August 5, 2008, Max Capital’s board of directors declared a shareholder dividend of $0.09 per share payable on March 11, 2008, May 20, 2008, and September 2, 2008, respectively, to shareholders of record on February 26, 2008, May 16, 2008 and August 19, 2008, respectively. On October 31, 2008, Max Capital’s board of directors declared a dividend of $0.09 per share payable on December 1, 2008 to shareholders of record on November 17, 2008. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

As of September 30, 2008, the financial strength ratings of our reinsurance and insurance subsidiaries were “A-” by A.M. Best, “A” by Fitch, and “A3” by Moody’s. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$290,139	$10,093	$280,046	$—	$—
Revolver loan obligation	50,000	50,000	—	—	—
Senior notes	163,000	7,200	14,400	14,400	127,000
Operating lease obligations	16,479	3,517	6,490	3,602	2,870
Property and casualty losses	2,568,020	799,663	637,079	416,748	714,530
Life and annuity benefits	2,105,169	105,623	203,570	186,644	1,609,332
Deposit liabilities	238,370	127,115	86,552	11,588	13,115

Total	$5,431,177	$1,103,211	$1,228,137	$632,982	$2,466,847

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

The amounts in this table represent our gross estimates of known liabilities as of September 30, 2008 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the unaudited interim consolidated financial statements at September 30, 2008 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007 or for any eligible assets or liabilities arising during the nine months ended September 30, 2008.

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

As of September 30, 2008, all securities held in our fixed maturities portfolio were rated BBB/Baa3 or above. Our current policy is not to hold securities rated lower than BBB-/Baa3 in our fixed maturities investment portfolio and to maintain a minimum weighted average credit rating quality of AA2/Aa. At September 30, 2008, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.9%, or approximately $132.3 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.4%, or approximately $150.1 million.

With respect to our alternative investment portfolio, although our fund advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe that over the long term and under normal market conditions, our overall risk is limited as a result of our selected strategies’ low volatility and low correlation to the bond market, the stock market and each other. At September 30, 2008, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.2%, or approximately $39.3 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.2%, or approximately $39.3 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for the Company to predict risk. At September 30, 2008, our alternative investment portfolio’s VaR was estimated to be 10.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended September 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants as the violators of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of September 30, 2008.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 19, 2008 and updated in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 7, 2008. The information presented below updates, and should be read in conjunction with, such risk factor information.

Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.

Effective October 1, 2008, we adopted a target range of 10% to 20% of our investment portfolio to be invested in alternative assets, and the remainder in our fixed income portfolio. We expect to be able to reduce our alternative investment exposure from approximately 20% to 15% by March 31, 2009, although we cannot assure you that we will be able complete the rebalancing of the portfolio in that time period. Max Diversified, through which we invest a majority of our alternative asset, invests in various investment funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. We invest the remainder of our alternative asset investment portfolio through Max Bermuda, which makes strategic investments in reinsurance companies. The risks associated with our alternative investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the alternative investment funds in which we invest impose limitations on the timing of withdrawals, we may be unable to withdraw our investment from a particular alternative investment fund on a timely basis. Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our ability to conduct business.

The success of our investment strategy is also affected by general economic conditions, including volatility in interest rates and the price of securities. Unexpected volatility or illiquidity in the financial markets could significantly and negatively affect our ability to conduct business.

Our investment portfolio may be subject to political risk.

Our investments, in both our alternative investment and fixed income portfolio, may be exposed to political risk to the extent that our investment advisors and underlying funds, on our behalf and subject to our investment guidelines, trade securities that are listed on various US and non-US exchanges and markets. The government in any of these jurisdictions could impose restrictions, regulations or permanent measures, which may have a material adverse impact on the ability of our advisors to implement our fixed maturities or alternative investment strategies.

Max USA and its subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Max USA and its subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Delaware and Indiana). The risk-based capital standards, or RBC standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Max USA and its subsidiaries to report their results of RBC calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. In addition, Max USA and its subsidiaries are subject to minimum capital requirements imposed under the laws of some of the states in which it conducts business.

Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject Max USA or its subsidiaries to further examination or corrective action by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

A significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral.

Certain of our assumed reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our ratings below specified levels or our capital or surplus is reduced (typically by 20% to 50%) since inception or effectiveness of the agreement. Whether a client would exercise such cancellation rights would likely depend, among other things, on the reason the provision is triggered, the prevailing market conditions, the degree of unexpired coverage and the pricing and availability of replacement reinsurance coverage.

If any such provisions were to become exercisable, we cannot predict whether or how many of our clients would actually exercise such rights or the extent to which they would have a material adverse effect on our financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for our securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2001, our board of directors approved a share-repurchase program providing for repurchases of up to $15.0 million of Max Capital’s common shares. The repurchase program has been increased from time to time at the election of our board of directors. In December 2007 and February 2008, our board of directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market or privately negotiated transactions. For the three months ended September 30, 2008, $2.8 million was expended to repurchase 109,500 shares.

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2008 to July 31, 2008)	—	$—	—	$76.2 million
(August 1, 2008 to August 31, 2008)(1)	59,100	25.46	59,100	$74.7 million
(September 1, 2008 to September 30, 2008)(1)	50,400	25.82	50,400	$73.4 million

Total (July 1, 2008 to September 30, 2008)(1)	109,500	$25.63	109,500	$73.4 million

(1)

Max Capital’s share repurchase policy permits repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting until 10 days prior to quarter-end.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description
10.1	Share Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2008).

10.2	First Amendment Agreement, dated September 16, 2008 and effective September 23, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2008).

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 4, 2008

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	November 4, 2008