Form 10-K
period 2008-12-31
MAX CAPITAL GROUP LTD.
filed 2009-02-19
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $976,932,642, based on the closing price of the registrant’s common shares on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of January 31, 2009 was 55,805,790.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2009 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the Company “we,” “us,” “our” and similar expressions are references to Max Capital Group Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the following table:

Reference	Entity’s legal name	Direct parent company
Max Capital	Max Capital Group Ltd.
Max Bermuda	Max Bermuda Ltd.	Max Capital Group Ltd.
Max Europe	Collectively: Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited
Max Europe Holdings	Max Europe Holdings Limited	Max Bermuda Ltd.
Max Re Europe	Max Re Europe Limited	Max Europe Holdings Limited
Max Insurance Europe	Max Insurance Europe Limited	Max Europe Holdings Limited
Max Diversified	Max Diversified Strategies Ltd.	Max Bermuda Ltd.
Max Managers	Max Managers Ltd.	Max Capital Group Ltd.
Max USA	Max USA Holdings Ltd.	Max Capital Group Ltd.
Max Specialty	Max Specialty Insurance Company	Max USA Holdings Ltd.
Max America	Max America Insurance Company	Max Specialty Insurance Company
Max Specialty Services	Max Specialty Insurance Services Ltd.	Max USA Holdings Ltd.
Max California	Max California Insurance Services Ltd.	Max Specialty Insurance Services Ltd.
Max Managers USA	Max Managers USA Ltd.	Max USA Holdings Ltd.
Max UK	Max UK Holdings Ltd.	Max Capital Group Ltd.
Max at Lloyd’s	Max at Lloyd’s Ltd.	Max UK Holdings Ltd.
Max at Lloyd’s Services	Max at Lloyd’s Services Ltd.	Max UK Holdings Ltd.
Max at Lloyd’s Denmark	Max at Lloyd’s ApS	Max UK Holdings Ltd.
MCC2L	Max Corporate Capital 2 Ltd.	Max UK Holdings Ltd.
MCC3L	Max Corporate Capital 3 Ltd.	Max UK Holdings Ltd.
MCC4L	Max Corporate Capital 4 Ltd.	Max UK Holdings Ltd.
MCC5L	Max Corporate Capital 5 Ltd.	Max UK Holdings Ltd.
MCC6L	Max Corporate Capital 6 Ltd.	Max UK Holdings Ltd.
Max Corporate Capital Vehicles	Collectively: MCC2L, MCC3L, MCC4L, MCC5L and MCC6L
Danish Re	Danish Re Group (UK) Limited	Max UK Holdings Ltd.
Danre Singapore	Danre 1400 Singapore Pte. Ltd.	Max at Lloyd’s ApS
MCS Ireland	Max Capital Services Limited	Max Capital Group Ltd.
MCS USA	Max Capital Services USA LLC	Max Capital Services Limited
MCS BDA	Max Capital Services BDA Ltd.	Max Capital Services Limited

We consider Max Bermuda, Max Re Europe, Max Insurance Europe, Max Specialty, Max America and Max at Lloyd’s to be the operating subsidiaries of Max Capital.

Certain terms and financial measures used below are in accordance with U.S. generally accepted accounting principles, or GAAP. Certain terms and non-GAAP financial measures used below are defined in the “Glossary of Selected Insurance Industry Terms and non-GAAP financial measures” appearing on page 50 of this Form 10-K. We have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have generally provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and such other persons benefit from having a consistent basis of comparison with other companies within the insurance industry. These measures may not be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

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

These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, but are not limited to:

•	claims development;

•	cyclical trends, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	rating agency policies and practices;

•	catastrophic events;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates;

•	unexpected volatility associated with investments;

•	tax and regulatory changes and conditions; and

•	loss of key executives.

Other factors such as changes in U.S. and global equity and debt markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations, foreign exchange rate fluctuations and changes in credit spreads may adversely impact our business or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this safe harbor disclosure.

Generally, our policy is to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that we believe have no material impact on the Company’s operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

General Description

We are a Bermuda headquartered global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland, the United States and the United Kingdom. We underwrite a diversified portfolio of risks and serve clients ranging from Fortune 1000 companies to small owner-operated businesses. We also provide reinsurance for the life and annuity market when opportunities arise.

We have approximately $1,280.3 million in consolidated shareholders’ equity as of December 31, 2008. Our principal operating subsidiary is Max Bermuda. We conduct our non-Lloyd’s European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty and Max America. Our United Kingdom Lloyd’s operations are conducted through Max UK and its operating subsidiary Max at Lloyd’s. We hold all material alternative investments in Max Diversified. We house certain personnel and assets within our global service companies which we believe improves the efficiency of certain corporate services across the group. The global service companies comprise MCS Ireland and its two subsidiaries, MCS USA and MCS BDA.

On November 6, 2008, in continuation of our long-term strategic initiative to build our global operations, we completed the acquisition of Max UK which, through Lloyd’s Syndicates 1400, 2525 and 2526, underwrites a diverse portfolio of specialty risks including property catastrophe, financial institutions, personal accident, employers’ and public liability and professional liability business. On June 2, 2008, we acquired Max America which provides us with an admitted insurance platform in all fifty U.S. states. While having the ability to write business in any admitted line of business by applicable state, Max America is expected to primarily support our U.S. inland and ocean marine operations.

To manage our reinsurance and insurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis for all of our non-Lloyd’s operations, and our objective is to extend this integration to our recently acquired Max at Lloyd’s platform. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise two high grade fixed maturities securities portfolios (one held for trading, the other held as available for sale) and an alternative investment portfolio. As of December 31, 2008, the alternative investment portfolio employed ten strategies invested in 37 underlying trading entities. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair values at December 31, 2008, the allocation of invested assets was 85.9% in cash and fixed maturities and 14.1% in alternative investments. In 2008, we decided to reduce our target allocation to alternative investments to approximately 10-15% of total invested assets, down from the previous target range of 15-25%.

Business Segments

We operate in five segments: the Bermuda/Dublin reinsurance segment, the Bermuda/Dublin insurance segment, the U.S. specialty segment, the Max at Lloyd’s segment and the life and annuity reinsurance segment. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Bermuda/Dublin Reinsurance:
Agriculture	$80,454	6.4%	$985	0.1%	$—	0.0%
Aviation	31,555	2.5	34,095	3.1	35,374	4.1
Excess Liability	10,165	0.8	16,716	1.6	66,876	7.7
Medical Malpractice	77,133	6.2	53,138	4.9	53,400	6.2
Other	1,934	0.2	6,031	0.6	8,245	1.0
Professional Liability	38,718	3.1	33,640	3.1	60,704	7.0
Property and Property Catastrophe	99,280	7.9	89,197	8.3	67,497	7.8
Marine & Energy	12,769	1.0	47,077	4.4	29,152	3.4
Whole Account	12,906	1.0	15,080	1.4	43,548	5.0
Workers’ Compensation	54,595	4.4	49,197	4.5	58,759	6.8

Total Bermuda/Dublin Reinsurance	419,509	33.5	345,156	32.0	423,555	49.0
Bermuda/Dublin Insurance:
Aviation	53,034	4.2	40,934	3.8	21,864	2.5
Excess Liability	123,490	9.8	131,515	12.2	162,786	18.8
Professional Liability	159,140	12.7	157,450	14.6	150,885	17.4
Property	53,704	4.3	53,027	4.9	61,059	7.1

Total Bermuda/Dublin Insurance	389,368	31.0	382,926	35.5	396,594	45.8
U.S. Specialty:
Property	95,848	7.6	34,721	3.2	—	—
General Liability	59,838	4.8	12,302	1.2	—	—
Marine	38,667	3.1	1,220	0.1	—	—

Total U.S. Specialty	194,353	15.5	48,243	4.5	—	—
Max at Lloyd’s (1):
Property	1,446	0.1	—	—	—	—
Personal Accident	408	0.0	—	—	—	—
Financial Institutions	4,062	0.3	—	—	—	—
Professional Liability	2,928	0.3	—	—	—	—

Total Max at Lloyd’s	8,844	0.7	—	—	—	—

Aggregate Property and Casualty	$1,012,074	80.7	$776,325	72.0	$820,149	94.8

Life and Annuity Reinsurance:
Annuity	$239,555	19.1	$299,261	27.8	$41,059	4.8
Health	—	0.0	29	0.0	340	0.0
Life	2,621	0.2	2,671	0.2	3,649	0.4

Total L&A Reinsurance	$242,176	19.3	$301,961	28.0	$45,048	5.2

Aggregate Property and Casualty, and Life and Annuity	$1,254,250	100.0%	$1,078,286	100.0%	$865,197	100.0%

(1)	The results of operations for our Max at Lloyd’s segment are consolidated from the November 6, 2008 acquisition date.

Additional information about our business segments is set forth in Item 7—Management’s Discussion and Analysis and Note 18 to our audited consolidated financial statements included herein.

For our property and casualty businesses, the majority of our clients are insurers, reinsurers and companies located in North America. During the years ended December 31, 2008, 2007 and 2006, we derived approximately 81.0%, 75.4% and 67.0%, respectively, of property and casualty gross premiums written from clients located in North America. We also source business outside North America, predominantly in Europe, which represented approximately 13.8%, 19.1% and 8.7% of gross premiums written for the years ended December 31, 2008, 2007 and 2006, respectively. Gross premiums written associated with the rest of the world represented approximately 5.2%, 5.5% and 24.3% for the years ended December 31, 2008, 2007 and 2006, respectively.

For our life and annuity business, the majority of our clients are insurers, reinsurers and companies located in Europe. During the years ended December 31, 2008, 2007 and 2006, we derived approximately 98.9%, 99.0%, and 91.1% respectively, of life and annuity gross premiums written from clients located in Europe, principally Ireland. The remainder of our life and annuity business comes from North America.

Description of Business

Bermuda/Dublin Reinsurance

We offer excess of loss and quota share, also known as proportional or pro rata, products in the property and casualty reinsurance market. Generally, we participate on reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty and whereby the terms and conditions of the treaty are substantially the same for each reinsurer participating. Our balance between long-tail casualty business and short-tail property business can shift based on the opportunities available in those markets. From 2006 to 2008, this balance has shifted from 26.2% to 46.1% short-tail property business overall. Short-tail property business includes property, property catastrophe, agriculture, marine and energy and aviation. Long-tail casualty business includes excess liability, medical malpractice, professional liability, and workers’ compensation. We also write whole account coverage, which provides coverage across a client’s multi-line portfolio of risk and may include both property and casualty business as described above.

We typically write our Bermuda/Dublin reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the ceding client. Accordingly, we review and analyze the ceding client’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in our pricing of the treaty reinsurance contract.

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

During the years ended December 31, 2008, 2007 and 2006, we wrote $257.8 million, $255.9 million and $277.3 million, respectively, or 61.5%, 74.2% and 65.5%, respectively, of Bermuda/Dublin reinsurance gross premiums on an excess of loss basis and $161.7 million, $89.2 million and $146.3 million, respectively, or 38.5%, 25.8% and 34.5%, respectively, of Bermuda/Dublin reinsurance gross premiums on a quota share basis.

Bermuda/Dublin Insurance

We offer professional lines, excess liability, aviation and property insurance products, primarily to Fortune 1000 companies. Our excess liability products include excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. Our professional lines products include errors and omissions insurance, employment practices liability insurance and directors and officers insurance. Our insurance products are underwritten in Bermuda and Ireland. We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland.

U.S. Specialty

We offer property, general liability, inland marine and ocean marine insurance products to small- to medium-sized companies in the United States. We operate in the excess and surplus lines market through Max Specialty, and in the admitted insurance market through Max America. Excess and surplus lines insurance is a segment of the U.S. insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines insurance market are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market has significant flexibility regarding insurance rate and form, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our clients.

Max Specialty is licensed in Delaware and is approved to write excess and surplus business on a non-admitted basis in all other states. Max America is domiciled in Indiana and licensed to write business on an admitted basis in all 50 states plus the District of Columbia.

Max at Lloyd’s

Our Max at Lloyd’s segment operates through Max at Lloyd’s, which is the managing agent for Syndicates 1400, 2525 and 2526, or the Syndicates. Max at Lloyd’s, through the Syndicates, underwrites a diverse portfolio of specialty risks. Syndicate 1400 offers property reinsurance, personal accident insurance and financial institutions insurance products. Syndicate 2525 offers employers’ and public liability insurance products. Syndicate 2526 specializes in professional liability and medical malpractice insurance products. The Syndicates operate in the Lloyd’s market, the world’s oldest specialty insurance marketplace. We believe the addition of this segment complements our specialty insurance underwriting capabilities and extends our ability to write business in multiple jurisdictions around the world.

Our Max at Lloyd’s segment was created when, on November 6, 2008, Max Capital consummated the acquisition of Imagine Group (UK) Limited, which was subsequently renamed Max UK. The acquisition of Max UK was pursuant to a Share Purchase Agreement with Imagine Insurance Company Limited entered into on July 24, 2008. Max UK is the parent of Max at Lloyd’s. From the date of acquisition, we provide 100%, 2% and 36% of the underwriting capacity for Syndicates 1400, 2525 and 2526, respectively.

Life and Annuity Reinsurance

Our life and annuity reinsurance products focus on existing blocks of business and typically take the form of co-insurance structures, where the risk is generally reinsured on the same basis as that of the original policy. In a co-insurance transaction, we receive a percentage of the gross premium charged to the policyholder by the client, less an expense allowance that we grant to the client, as the primary insurer. By accepting the transfer of liabilities and the related assets from our clients in these co-insurance transactions, we seek to enable these clients to achieve capital relief and improved returns on equity. We seek to write life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, corporate owned life, term life, fixed annuities, annuities in payment and structured settlements. We do not write any variable annuity products.

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

Pricing of our life and annuity reinsurance products is based on actuarial models that incorporate a number of factors, including assumptions based on industry mortality, longevity and morbidity tables, expenses, demographics, persistency, investment returns, certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and minimum surplus requirements.

Underwriting and Risk Management

We attempt to manage our underwriting exposures in the property and casualty markets by diversifying across many underlying insureds with small policy limits per insured. With respect to our life and annuity reinsurance segment, we seek to reinsure blocks of business that have small underlying policy limits spread across a large population of insureds.

The difference between premium volume and potential ultimate losses is smaller for our long-tail casualty business than for our short-tail property business. Short tail business represents approximately 46.1% of our property and casualty premium volume in the current year. Furthermore, we believe our casualty business is less susceptible to the aggregation of losses from one or two major events. Our short-tail catastrophe exposed business comprises mostly our property, agriculture, aviation and marine and energy products in both insurance and reinsurance, which are susceptible to large catastrophe events that may trigger losses to a number of our cedants. As a result, we believe our short-tail catastrophe exposed business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We have established a corporate policy of limiting the maximum impact of a property or aviation catastrophe event or series of property or aviation catastrophe events to 25% of opening shareholders’ equity on an annual basis for a modeled 1 in 250 year event.

We seek to reduce the volatility arising out of the underlying risks assumed through our written business by setting and maintaining contractual features that may include overall aggregate limits on liabilities, sub-limits on liabilities and attachment points for liabilities. Additionally, we seek to manage our property catastrophe reinsurance aggregation risk by utilizing internally developed catastrophe models that are based upon the results of commercially available products such as Risk Management Solutions, Inc. and AIR Worldwide Corporation. Further protection against volatility and aggregation risk is obtained through the purchase of reinsurance as described under “Retrocessional and Balance Sheet Protections.”

We manage the duration and volatility of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification and we tailor our investment strategy accordingly. Because we now write predominantly traditional property and casualty insurance and reinsurance business, and as we have expanded our short-tail business, in 2008, we decreased our target alternative investment allocation to represent approximately 10-15% of total invested assets, with the remaining invested assets allocated to cash and fixed maturities investments.

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

We utilize dynamic financial analysis to examine the possible effects of future variables, such as the effect of inflation on the cost of losses, using multiple scenarios to predict the range of outcomes and prices of our products. In addition, we attempt to manage capital adequacy by incorporating value at risk and risk based capital analyses into our modeling. Through the use of dynamic financial analysis, we seek to measure the risk inherent in each underwriting transaction as well as our overall asset and liability risk, and the potential for adverse scenarios producing projected losses and potential adverse cash flow. Additionally, by employing a risk based capital analysis rather than using premium income as a measure of risk, we are able to obtain an estimate of the amount of capital to be allocated to each transaction and our overall asset and liability portfolio. We believe that our actuarial analysis of loss payment patterns enables us to generate meaningful projections of the total and interim cash flows of our overall liability portfolios and use these projections to determine the profile of liquidity and investment returns required of our investment portfolio. We believe that this integrated approach allows us to optimize the use of our capital by providing a dynamic measurement of risk and return to evaluate competing reinsurance, insurance and investment opportunities.

Our underwriting and risk management processes and procedures described in this section and in the sections below will be gradually applied to our recently acquired Max at Lloyd’s segment. We conducted a detailed due diligence process prior to the acquisition of Max UK and believe the existing underwriting and risk management procedures in place at Max UK and its subsidiaries are strong. Max at Lloyd’s and the Syndicates are subject to stringent financial and regulatory oversight by the Financial Services Authority, or FSA, and the Society of Lloyd’s, including a quarterly filing to Lloyd’s by each syndicate. The integration of the Max at Lloyd’s underwriting process with our existing process has started with the January 1, 2009 property business written by our Syndicates and will be gradually phased-in to all other lines of business offered by our Max at Lloyd’s segment.

We perform due diligence as we believe appropriate on transactions that we consider underwriting and perform regular monitoring and periodic due diligence on the transactions that we complete. When we believe appropriate, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third parties perform on-site client due diligence on our behalf, assist us in modeling transactions and provide legal advice on contract documentation.

Retrocessional and Balance Sheet Protections

As part of our underwriting process, we reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to another counterparty reinsurer or retrocessionaire all or part of the risk that we have assumed. However, these arrangements do not legally discharge our liability with respect to the obligations that we have insured or reinsured. Like many other insurance and reinsurance companies, we cede risks to reinsurers and retrocessionaires for one or more of the following reasons:

•	reduce net liability on individual risks;

•	protect against catastrophic losses;

•	manage volatility of underwriting ratios;

•	obtain additional underwriting capacity; and

•	enhance underwriting pricing margins.

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss reinsurance contracts that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss reinsurance, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits. Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and on a whole portfolio basis as the need arises. Generally, we will utilize quota share reinsurance for our casualty business in order to allow us to provide increased capacity to our clients while still meeting our internally governed maximum net exposure thresholds. During the year ended December 31, 2008, the largest component of our ceded reinsurance has been quota share treaty reinsurance, principally related to our insurance and U.S. specialty segments. Our underwriting policy is to retain a maximum net exposure of not more than 5% of our shareholders’ equity for any individual contract we write. For our property and aviation business, we purchase excess of loss reinsurance in order to reduce the volatility of our underwriting results. Our underwriting policy is to limit the maximum impact of a property or aviation catastrophe event or series of property or aviation catastrophe events to 25% of opening shareholders’ equity on an annual basis for a modeled 1 in 250 year event.

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

At December 31, 2008, 81.2% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and a further 4.6% are rated “A-” The remaining 14.2% of losses recoverable are with “NR—not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 12.5% of our losses recoverable at December 31, 2008. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 119.8% of its loss recoverable obligations.

Loss and Benefit Reserves

We establish and carry as liabilities an actuarially determined amount of loss reserves. These reserve amounts have been established to meet our estimated future obligations for losses and related expenses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations. We use our own property and casualty and life and annuity actuaries as part of our loss reserving process, with the exception of our Max at Lloyd’s segment. In addition, we engage outside independent actuaries to perform an annual review of our loss reserve estimates. For our Max at Lloyd’s segment, outside independent actuaries are used by senior management to assist in the establishment of loss reserve estimates. These reserve amounts have been established to meet our estimated future obligations for losses and related expenses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations.

Loss and benefit reserves do not represent an exact calculation of our liability. The estimation of loss and benefit reserves is a complex process impacted by many external factors that affect the payment of losses and benefits. We apply the assumption that past experience (both industry and our own), adjusted for the effect of current developments and likely future trends, is an appropriate basis for estimating ultimate liabilities. The reserves presented represent our estimate of the expected cost of the ultimate settlement and administration of our claims and are based upon quantitative techniques overlaid with subjective considerations and managerial judgment.

In determining an initial reserve estimate, our actuaries utilize the underwriting information received when a transaction is negotiated. This data, when combined with our own experience on prior period or similar contracts, helps us to select the appropriate actuarial methods and assumptions that we use to create an initial pricing and reserving model. Initial assumptions include estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors. We regularly evaluate and update our initial loss development and trending factor selections using client specific and industry data. We also subscribe to industry publications to enable us to keep current with the latest industry trends. During the underwriting process, the client’s data is analyzed by our underwriting teams to ascertain its quality and credibility. This process may include an underwriting audit and claims audit of a client’s operations as well as inquiry of the insured or ceding company as to the trends and methodologies utilized in arriving at their estimates. In cases where we find the data initially provided by the client is not sufficient, we will utilize industry data that we have collected from either third party sources or from our own historical submission database to enhance the quality of the reserve model that is created.

On a quarterly basis, we perform a detailed review of our contracts and of the actuarial method utilized in arriving at reserve estimates and the related reinsurance recoverables. This review is performed by our corporate actuarial group, which is staffed by a team of qualified actuaries, on a contract by contract basis for our reinsurance segment, and on a portfolio basis for our insurance and U.S. specialty segments. The Max at Lloyd’s segment review is performed by outside independent actuaries. The quarterly review utilizes the initial submission information updated by current premium, loss and claims data reported to us. The newly reported loss information from our clients is the principal contributor to changes in our loss reserve estimates. As part of this process, our actuaries validate that the actuarial method applied continues to be appropriate to allow us to form a sound basis for projection of future liabilities. In addition, our reserve estimates are reviewed annually by outside actuaries in order to corroborate management’s estimates.

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

During the years ended December 31, 2008, 2007 and 2006, brokered transactions accounted for the majority of our property and casualty gross premiums written. During the years ended December 31, 2008, 2007 and 2006, the top three independent producing intermediaries and brokerage firms accounted for 18%, 16% and 10%; 22%, 13% and 12%; and 25%, 16% and 12%, respectively, of property and casualty gross premiums written.

Our life and annuity reinsurance segment generally writes a limited number of transactions in a year, with a potentially large variation in premium volume. As a result, the number of possible brokers used in a year is limited to the number of transactions written. During each of the years ended December 31, 2008, 2007 and 2006, the top independent producing intermediary and brokerage firm accounted for 27%, 30% and 100% of life and annuity gross premiums written, respectively.

Potential credit risk associated with brokers and intermediaries is discussed in Item 1A—Risk Factors.

In addition, we attempt to capitalize on existing relationships with reinsurance and insurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

We seek to earn a superior risk-adjusted total return on our assets by engaging in an investment strategy that combines fixed maturities and alternative investments and employs strategies intended to manage investment risk. We diversify our portfolio in an attempt to limit volatility and maintain adequate liquidity in our fixed maturities and alternative investments to fund operations and losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The finance and investment committee of our board of directors approves and monitors performance of the managers of our fixed maturities investments and alternative investments. The finance and investment committee also periodically reviews our investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2008, the allocation of invested assets was 85.9% in cash and fixed maturities and 14.1% in alternative investments.

Aggregate Portfolio Results

The table below shows the annual total rate of return of our cash and fixed maturities portfolio, alternative investment portfolio and aggregate investment portfolio for the years ended December 31, 2008, 2007 and 2006 (1).

	Year Ended December 31,
	2008	2007	2006
Cash and Fixed Maturities Investments	4.66%	5.11%	3.78%
Alternative Investments	(19.27)%	16.97%	6.96%
Aggregate Portfolio	(0.09)%	10.38%	4.73%

(1)	Annual total rate of return means the annual total rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

This annual total rate of return information for our investment portfolio should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2008, approximately 85.9% of our total investment portfolio was invested in cash and fixed maturities. Our fixed maturities portfolio was managed by General Re-New England Asset Management, Inc., Conning Asset Management, Asset Allocation and Management, Deutsche Investment Management

Americas Inc., Credit Agricole Asset Management and Hyperion Brookfield Asset Management, Inc. Our fixed maturities investments comprise liquid, high quality securities. As of December 31, 2008, our fixed maturities investments had a dollar-weighted average rating of “AA2,” an average duration of approximately 4.7 years and an average book yield to maturity of 4.41%.

The investment strategy and guidelines for our fixed maturities investments emphasize diversification and preservation of principal. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of BAA3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. In addition, a minimum weighted average credit quality rating of AA2/Aa, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments.

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

Our investments are held by three different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes which are certified annually.

Additional information about our fixed maturities investments can be found in Note

3 to our audited consolidated financial statements included herein.

Alternative Investments

Overview. Based on fair values at December 31, 2008, approximately 14.1% (Max Diversified—14.0% and reinsurance private equity—0.1%) of our investment portfolio was invested in alternative investments. Max Diversified holds all of our alternative investments other than a reinsurance private equity investment, which is held by Max Bermuda. Alstra Capital Management, LLC, an affiliate of one of our directors and which we refer to as Alstra, has served as fund advisor for Max Diversified since April 1, 2004. As of December 31, 2008, Max Diversified was invested in 37 underlying trading entities representing the following investment strategies: Convertible Arbitrage, Distressed Securities Investing, Diversified Arbitrage, Emerging Markets, Event Driven Arbitrage, Fixed Income Arbitrage, Global Macro, Long/Short Credit, Long/Short Equities and Opportunistic Investing. These strategies were selected because of their low correlation with the stock market, the bond market and each other. Our alternative investment guidelines also provide that Max Diversified may be invested in Commodities Trading and Merger Arbitrage.

In 2008, to better support our changing and growing underwriting platforms, we decided to reduce our target allocation to alternative investments to approximately 10-15% of total invested assets, down from the previous target range of 15-25%. While our allocation to alternative investments may be reduced, we expect it to remain an important component of our asset mix.

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

Under the terms of our customer agreement and trading authorization contract with Alstra, Alstra may make discretionary investment determinations so long as those determinations comply with our alternative investment guidelines and are in underlying strategies approved by the finance and investment committee of the board of directors. Prior to October 1, 2008, Max Diversified paid Alstra a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of the funds in which Max Diversified had invested. In October 2008, this fee was replaced with a flat management fee. For the annual period beginning October 1, 2008, the management fee is $8.0 million.

Since 2004, Alstra has managed the alternative investment portfolio for Max Diversified with oversight by the Company. In consideration of the reduced allocation to alternative investments, we believe it prudent to begin management of Max Diversified’s investments internally. Accordingly, we expect to hire certain key personnel from Alstra and then terminate its services agreement during the first quarter of 2009. The research staff being hired from Alstra will assist in our internal management of both the traditional and alternative investment portfolios.

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

Global Macro. Funds that pursue a global macro strategy typically participate in directional trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions. A global macro fund will typically buy or sell securities such as Treasury bills and government notes and bonds, corporate bonds, foreign currencies and common stocks of individual companies or futures contracts on stock indices such as the S&P 500 Index ®. A global macro fund typically purchases both securities, such as common stock or government bonds, as well as derivatives of these securities, including futures, forward contracts and options. The principal risk of this strategy is that funds pursuing the strategy may incorrectly predict macroeconomic trends.

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

Alternative Investment Portfolio. As of December 31, 2008 and 2007, our alternative investment portfolio was allocated as follows:

	As of December 31,
	2008		2007
	Fair Value	Percentage of Total Alternative Investment Portfolio	Fair Value	Percentage of Total Alternative Investment Portfolio
	(in thousands)		(in thousands)
Convertible Arbitrage	$10,650	1.4%	$—	0.0%
Distressed securities investing	115,900	15.4	168,050	15.8
Diversified arbitrage	46,034	6.1	161,870	15.2
Emerging markets	39,683	5.3	98,882	9.3
Event driven arbitrage	75,205	9.9	170,563	16.1
Fixed income arbitrage	30,881	4.1	32,265	3.0
Global macro	87,304	11.6	69,092	6.5
Long/short credit	38,581	5.1	51,512	4.9
Long/short equity(1)	290,224	38.5	269,959	25.4
Opportunistic investing	14,746	2.0	35,600	3.4

Total Max Diversified	749,208	99.4	1,057,793	99.6

Reinsurance private equity	4,450	0.6	3,941	0.4

Total alternative investment portfolio	$753,658	100.0%	$1,061,734	100.0%

(1)	Under our investment guidelines, no additional investment may be made in any single strategy if it would cause the strategy to exceed 25% of the value of our alternative investment portfolio. Because investment performance has increased the fair value of this strategy to greater than 25% of total alternative investments, this strategy remains in compliance with our investment guidelines.

Cash and cash equivalent balances of $133.4 million and $56.0 million held by Max Diversified, but outside the underlying funds, are excluded from the above table and are presented within cash and cash equivalents in our audited consolidated balance sheets at December 31, 2008 and 2007, respectively. Redemptions receivable of $98.1 million and $112.2 million held within the alternative investment portfolio are excluded from the above table and are presented within trades pending settlement in our consolidated balance sheets at December 31, 2008 and 2007, respectively. The cash and cash equivalent balances held by Max Diversified are included in the calculation of total return on the alternative investment portfolio.

Alternative Investment Portfolio Liquidity.

We are able to redeem the alternative investments held through Max Diversified on the same terms that the underlying funds can be redeemed. In general, the funds in which Max Diversified is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annually, annual, or longer basis, depending on the fund.

Certain funds may have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. In the current financial market environment, we have experienced an increase in the number of funds which have imposed gates, and we believe it is likely that this trend will continue.

The majority of our alternative investment portfolio remains highly liquid and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs or change our timetable for reducing our allocation to alternative investments. Over 87.0% of the underlying assets held by our alternative investment funds are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our scheduled December 31, 2008 redemptions of $98.1 million, none of which are gated, $95.4 million were received in cash prior to February 19, 2009. The fair value of our holdings in funds with gates imposed as at December 31, 2008 were $42.7 million, and are included in the table below.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at December 31, 2008, the fair value of our alternative investments held in side-pockets is $113.4 million. Due to the uncertainty surrounding the timing of the sale of the underlying assets within side-pockets, the estimated timing of liquidity presented in the table below is subject to change. Our holdings in side-pockets are included in the greater than 270 days section of the table below.

Had we requested full redemptions for all of our holdings in the funds, the table below indicates our best estimate of the earliest date from December 31, 2008 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change, particularly in the current economic environment.

	As at December 31, 2008
	Fair Value	% of Alternative Investments
	(in thousands)
Liquidity
Within 90 days	$57,297	7.6%
Between 91 to 120 days	$171,957	23.0%
Between 121 to 180 days	$253,785	33.9%
Between 181 to 270 days	$12,264	1.6%
Greater than 270 days	$253,905	33.9%

Total	$749,208	100.0%

Although we believe that our significant cash balances, fixed maturities investments, and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the alternative investments, our ability to do so may be impaired by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.”

Additional information about the alternative investments can be found in Note 3 to our audited consolidated financial statements included herein.

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

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. With the 2008 downturn in the financial markets worldwide having a negative impact on the investment portfolios of most insurers and reinsurers, we expect a decrease in capacity across most lines of business, with the potential for upward pressure on premium rates in the short to medium term.

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries from each of A.M. Best Company, or A.M. Best, Fitch, Inc., or Fitch, and Moody’s Investors Service, Inc., or Moody’s (see table below). These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Capital.

As of December 31, 2008 and 2007, Max USA has outstanding $91.5 million and $100.0 million aggregate principal amount, respectively, of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. The senior notes were assigned a senior unsecured debt rating by Standard & Poor’s Ratings Services, or S&P, A.M. Best, Fitch, and Moody’s (see table below). The senior unsecured debt ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

At December 31, 2008, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A-(excellent)(1)	A (strong)(2)	A3(3)	Not applicable
Outlook on financial strength rating	Positive(1)	Stable(2)	Stable(3)	Not applicable
Senior notes senior unsecured debt rating(4)	bbb-	BBB+	Baa2	BBB-
Outlook on debt rating(4)	Stable	Stable	Stable	Positive
Lloyd’s financial strength rating applicable to the Syndicates(5)	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Max Bermuda, Max Specialty, Max America, Max Re Europe, and Max Insurance Europe.

(2)	Applicable to Max Bermuda, Max Specialty, Max Re Europe, and Max Insurance Europe.
(3)	Applicable to Max Bermuda.
(4)	Applicable to Max USA.
(5)	Applicable to Syndicates 1400, 2525 and 2526.

Administration

We provide most of our own management and administrative services and establish and administer our loss reserves and policy benefits. Our underwriters, financial staff, chief operating officer and actuaries assist our claims personnel in performing traditional claims tasks such as monitoring claims and reserving. In addition, when we write highly specialized business, we from time to time hire third-party claims specialists to assist in evaluating loss exposure and establishing reserving practices and claims-paying procedures. Generally, we self-manage and administer the claims activity associated with our insurance and reinsurance operations and utilize both internal resources and external experts in the reserving and settlement of claims.

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

Regulation

The principal jurisdictions of our operations are Bermuda, Ireland and Switzerland, the United Kingdom and the United States.

Bermuda

The Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act, regulates the reinsurance and insurance business of Max Bermuda and the reinsurance and insurance management business of Max Managers. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Max Bermuda and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of Bermuda reinsurance and insurance companies. Max Bermuda is required to prepare annual statutory financial statements, file an annual statutory financial return and have its statutory reserves actuarially certified. Under the Bermuda Insurance Act, Max Bermuda is subject to risk-based capital requirements in addition to minimum solvency and liquidity requirements. The risk-based capital model determines a control threshold for statutory capital and surplus. If a company falls below the control level, various degrees of regulatory action may be taken by the Bermuda Monetary Authority. In addition, Max Capital, Max Bermuda, Max Managers and Max Diversified are each required to comply with the provisions of the Companies Act 1981 of Bermuda, which we refer to as the Bermuda Companies Act, regulating, among other things, the payment of dividends and making of distributions from contributed surplus.

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

Ireland and Switzerland

Our Irish operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the Irish Financial Services Regulatory Authority, or IFSRA. Max Insurance Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions and guidelines, and codes of conduct, issued by IFSRA, which we refer to collectively as the Insurance Acts and Regulations.

Max Insurance Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

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

Max Re Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006. Assets constituting statutory reserves must comply with certain principles including obligations to diversify the assets, to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

Max Insurance Europe and Max Re Europe are entitled to do business on a “Freedom of Services” basis throughout the European Economic Area, or EEA. Because Switzerland is not a member country of the EEA, Max Insurance Europe has established an authorized branch in Switzerland. The Swiss branch is subject to regulation by the Swiss Federal Office of Private Insurance, or FOPI, pursuant to the Swiss Insurance Supervision Law, as well as the Supervision Ordinance promulgated thereunder, and guidelines and directives issued by the FOPI. The Swiss branch is required to maintain statutory reserves in Switzerland in regard to business written in Switzerland, and maintain a solvency margin pursuant to the FOPI directives. Assets constituting statutory reserves in Switzerland must comply with FOPI guidelines as to admissibility, diversification, localization and currency matching rules. The statutory reserves must be actuarially certified annually.

United Kingdom and Lloyd’s

The financial services industry in the United Kingdom is regulated by the FSA. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal.”

The Lloyd’s market permits members of Lloyd’s to underwrite insurance and reinsurance risks through Lloyd’s syndicates. Members of Lloyd’s may participate on a

Lloyd’s syndicate for one or more underwriting years by providing capital to support the syndicate’s underwriting activities. All syndicates at Lloyd’s are managed by managing agents that receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates.

We participate in the Lloyd’s market through the Syndicates. Max at Lloyd’s is the managing agent for each of the Syndicates. The Max Corporate Capital Vehicles are corporate members of Lloyd’s and participate in the underwriting years of the Syndicates for which they are a Syndicate member. By entering into a membership agreement with Lloyd’s, the Max Corporate Capital Vehicles have undertaken to comply with all Lloyd’s byelaws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000. The Syndicates, as well as the Max Corporate Capital Vehicles, Max at Lloyd’s and their directors, are subject to the Lloyd’s regulatory regime.

In relation to insurance business, the FSA regulates insurers, insurance intermediaries and Lloyd’s itself. The FSA and Lloyd’s have common objectives in ensuring that Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has agreed arrangements with Lloyd’s for co-operation on supervision and enforcement.

Max at Lloyd’s underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd’s “franchise.” Both the FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. The FSA requires that the managing agent of the Syndicates carries out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an “individual capital assessment”) is reviewed and may be challenged by Lloyd’s.

United States

Max Specialty is domiciled and licensed in Delaware as a property and casualty insurer and does not hold insurance certificates of authority in any other jurisdiction. Nothwithstanding the foregoing, Max Specialty is listed or authorized as an eligible surplus lines insurer in 49 other U.S. states. Although Max Specialty is subject to regulation as an eligible surplus lines insurer by state insurance departments and under applicable state insurance laws in each jurisdiction in which it is listed or authorized, the principal insurance regulatory authority is the Delaware Department of Insurance.

Max America is domiciled in Indiana and is admitted as a licensed insurer in all 50 states. As such, Max America is also subject to regulation by all state insurance departments and under all applicable state insurance laws. The principal insurance regulatory authority, however, is the Indiana Department of Insurance.

As an insurance holding company, we are also subject to regulation under the Delaware and Indiana insurance holding company system laws. Such laws and applicable regulations require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. Furthermore, no person, corporation or other entity is permitted to acquire control of Max Capital, Max USA, Max Specialty or Max America unless such person, corporation or entity has obtained the prior approval of the Delaware and/or Indiana Insurance Commissioner. For purposes of the Delaware and Indiana insurance holding company system laws, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company or any of its parent companies is presumed to have acquired “control” of that company.

The laws and regulations of the jurisdictions in which Max Specialty and Max America are domiciled require, among other things, that Max Specialty and Max America maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards and submit to periodic examinations of its financial condition. Specifically, Max USA and its subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Delaware and Indiana). The risk-based capital standards, or RBC standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Max USA and its subsidiaries to report their results of RBC calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of Max Specialty or Max America to write insurance policies, to make certain investments and to distribute funds.

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

Employees

As of December 31, 2008, we had 336 employees.

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

As of December 31, 2008, we had property and casualty losses and life and annuity benefit reserves of $4,305.1 million. During the year ended December 31, 2008, we incurred net loss and loss expenses and claims and policy benefits of $695.3 million. We periodically review and, where appropriate, adjust our property and casualty losses and life and annuity benefit reserves in the period in which this review occurs.

Reserves are actuarial and statistical projections at a given point in time of what we ultimately expect to pay on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity, mortality, morbidity and other variable factors such as inflation. Reinsurance has inherently greater uncertainties of property and casualty losses and life and annuity benefit reserves as compared to insurance, primarily due to:

•	the necessary reliance on the ceding company or insurer for information regarding losses and benefits; and

•	the lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and the ultimate resolution or settlement of the loss or benefit.

Our actual property and casualty losses and life and annuity benefit reserves may deviate, perhaps substantially, from the reserve estimates contained in our financial statements. Although we conduct due diligence on the transactions that we underwrite in connection with our reinsurance business, we are dependent on the original underwriting decisions made by ceding companies. Specifically, we are subject to the risk that the ceding companies may not have adequately evaluated the risks reinsured by us and that the premiums ceded may not adequately compensate us for the risks we assume.

As industry practices and legal, judicial and social conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we issue insurance or reinsurance contracts affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts.

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

The property and casualty reinsurance and insurance industry has historically been affected by cyclical trends. Demand for property and casualty reinsurance and insurance is influenced significantly by underwriting results and prevailing general economic and market conditions, all of which affect reinsurance and insurance premium rates and liability retention decisions of companies and insurers. The supply of property and casualty reinsurance and insurance is directly related to the levels of surplus available to support assumed business that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the reinsurance and insurance industry, the frequency and severity of losses and prevailing general economic and market conditions. The cyclical trends in the property and casualty reinsurance and insurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including what our management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters such as catastrophic hurricanes, windstorms, tornadoes, earthquakes, floods and fires, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. We cannot predict with accuracy whether market conditions will remain constant, improve or deteriorate. Adverse market conditions may lead to a significant reduction in property and casualty premium rates, less favorable policy terms and/or less premium volume.

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

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include ACE Limited, American International Group, Inc., Berkshire Hathaway, Inc., Swiss Reinsurance Company and XL Capital Ltd., all larger companies, with higher credit ratings and greater credit capacity. Additionally, competitors such as Allied World Assurance

Holdings, Ltd., Arch Capital Group Ltd., Ariel Reinsurance Ltd., AXIS Capital Holdings Limited, Endurance Specialty Insurance Ltd., Flagstone Reinsurance Limited, Platinum Underwriters Reinsurance, Inc. and Validus Reinsurance Ltd. compete in many of our property and casualty markets.

There can be no assurance as to the effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally or on us in particular.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, world governments have taken unprecendented actions in an attempt to stabilize and provide liquidity to these markets.

In the United States, on October 3, 2008, Former President Bush signed the Emergency Economic Stabilization Act of 2008, or the EESA, into law. Pursuant to the EESA, the U.S. Treasury Department has the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. Treasury Department announced that it will make up to $250 billion in preferred stock investments in U.S. banks and thrifts and that it is also considering taking equity stakes in insurance companies. The U.S. Federal Government, U.S. Federal Reserve and other U.S. governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. European and other non-U.S governments have instituted their own stabilization programs.

It is possible that our competitors, such as companies that engage in both life and property and casualty insurance lines of business, may participate in some or all of these programs. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition, in particular.

The property, property catastrophe, aviation and marine insurance and reinsurance that we offer may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

The property, property catastrophe, aviation and marine insurance and reinsurance that we offer may cause us to be vulnerable to losses from catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a significant and negative effect on our financial condition and results of operations. Our ability to write new business also could be significantly and negatively impacted.

A downgrade or withdrawal of any of our ratings may significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance and insurance intermediaries use financial ratings as an important means of assessing the financial strength and quality of insurers and reinsurers. An unfavorable rating or the lack of a rating of its reinsurer or insurer may adversely affect the rating of a company purchasing reinsurance or insurance.

Our non-Lloyd’s financial strength ratings as of December 31, 2008 are “A-” (4th out of 14 categories) by A.M. Best, “A” (6th out of 21 categories) by Fitch, and “A3” (7th out of 21 categories) by Moody’s. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new reinsurance and insurance contracts and certain existing contracts may be terminated, which would significantly and negatively affect our ability to implement our business strategy successfully.

The Lloyd’s market is currently rated “A” (excellent) by A.M. Best, “A+”: (strong) by Fitch, and “A+” (strong) by S&P. In the event that Lloyd’s rating is downgraded below “A-” in the future, the downgrade could have a material adverse effect on our ability to underwrite business through the Syndicates and on our financial condition or results of operations.

A limited number of reinsurance and insurance brokers and broker transactions account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business could have a significant and negative effect on our business and results of operations.

A substantial portion of our reinsurance and insurance business is placed through brokered transactions, which involve a limited number of reinsurance and insurance brokers. During the years ended December 31, 2008, 2007 and 2006, the top three independent producing intermediaries and brokerage firms accounted for 18%, 16% and 10%; 22%, 13% and 12%; and 25%, 16% and 12%, respectively, of property and casualty gross premiums written. During the years ended December 31, 2008, 2007 and 2006, the top independent producing intermediary and brokerage firm accounted for 27%, 30% and 100%, respectively, of life and annuity gross premiums written. Loss of all or a substantial portion of the brokered business provided through one or more of these brokers could have a significant and negative effect on our business and results of operations.

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

Beginning in October 2004, the New York State Attorney General filed a series of suits against certain insurance brokers and insurance companies, not including us or any of our affiliates, challenging the legality of certain practices, including some practices connected with Placement Services Agreements. Attorneys General in several other states have filed similar claims against various brokers and insurance companies. Most of these claims by the New York and other state attorneys general have been settled, but a few remain pending.

In October 2007, the Connecticut Attorney General filed suit against an insurance broker alleging unrelated state antitrust violations. In addition to these actions, other regulatory authorities have launched parallel investigations. We are currently party to two lawsuits alleging broker misconduct, as more fully described in Item 3—Legal Proceedings. While we do not believe that issues facing major producing brokers will have a material adverse effect on our business or financial condition, we cannot assure you that this will be the case.

The failure of any of the loss limitation methods we employ could have a significant and negative effect on our financial condition and results of operations.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. As a result of these risks, one or more catastrophic or other events could cause substantial volatility in our financial results and could have a significant and negative effect on our financial condition and results of operations.

In addition, we purchase reinsurance and retrocessional reinsurance for our own account in order to mitigate the effect of large and multiple losses. A reinsurer’s insolvency or inability or refusal to make payments under the terms of its reinsurance or retrocessional agreement with us could have an adverse effect on our Company because we remain liable to our client irrespective of our reinsurance or retrocessional reinsurance. We cannot be sure that any of the loss limitation methods will be effective and mitigate our exposure.

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

If we fail to write insurance or reinsurance contracts with the provisions that provide loss limitation protection or if we purchase reinsurance or retrocessional reinsurance but are unable to collect, we may have difficulty mitigating the effect of large or multiple losses which, in turn, could have a significant and negative effect on our business.

Operational risks, including human or systems failures are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm our reputation or increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We may require additional capital in the future, which may not be available to us on satisfactory terms, if at all.

We need liquidity to pay our operating expenses, interest on our debt and dividends, as well as to establish premium rates and reserves at levels sufficient to cover our losses. To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and reduced access to the equity and debt markets.

Although we currently believe we have access to the equity and debt markets, any future equity or debt financing may not be available on terms that are favorable to us, if at all. Any future equity financings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market.

There has also been recent consolidation in the industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. Our inability to obtain adequate capital could have a significant and negative effect on our business, financial condition and results of operations.

A recession and other adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

Recent global market and economic conditions have experienced severe disruptions. These conditions, may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations, including those institutions that participate in our credit facilities, fails.

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various U.S. depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facilities. As the worldwide fallout from the credit crisis persists, the financial strength of some depository institutions and investment banks has diminished, and this trend may continue. If one or more of these financial institutions were to fail, our ability to access cash balances, draw down on our credit facilities might be temporarily or permanently limited, which could have a significant and negative effect on our results of operations, financial condition or cash flows.

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

We maintain a portion of our investments, insurance and reinsurance liabilities, and insurance and reinsurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses. As of December 31, 2008, approximately 68.6% of our reinsurance and insurance reserves were denominated in U.S. dollars. We purchase fixed maturities denominated in the currencies of the relevant reinsurance and insurance liabilities to manage our multiple currency exposures. We continually monitor those assets and liabilities to reduce our exposure to currency risk. Mismatches in multiple currency assets and liabilities may give rise to currency losses and our business could be significantly and negatively affected.

We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly other European currencies including the Euro and British pound, into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from year to year.

Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

Our reinsurance operations are conducted by our companies licensed and operated in Bermuda, the United Kingdom and Ireland. Many jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted reinsurers, such as Max Bermuda and Max Re Europe, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance clients typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2008, we have three letter of credit facilities totaling $695.0 million with an additional $200.0 million available subject to certain conditions. As of December 31, 2008, we had $490.3 million in letters of credit and a $150.0 million unsecured loan outstanding under these facilities. We also have a GBP 90.0 million letter of credit facility supporting our funds at Lloyd’s commitments, of which GBP 63.6 million is utilized as of December 31, 2008. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

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

If any such provisions were to become exercisable, we cannot predict whether or how many of our clients would actually exercise such rights or the extent to which they would have a significant and negative effect on our financial condition, results of operations or future prospects and could have a significant adverse effect on the market price for our securities.

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

Worldwide terrorist attacks, threats of future terrorist attacks and the military initiatives and political unrest in certain geographic areas have all adversely affected general economic, market and political conditions, increasing many of the risks associated with the insurance markets worldwide. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverage that we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. Our financial condition and results of operations could be negatively affected to the extent that we sustain reinsurance and insurance losses from terrorist attacks and similar risks. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such terrorist events until they occur, claims from terrorist events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a significant and negative effect on our financial condition and results of operations. Our ability to write new business also could be adversely impacted.

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

Max Capital, Max Bermuda, Max Managers and Max Diversified. The payment of dividends and making of distributions by Max Capital, Max Bermuda, Max Managers and Max Diversified are limited under Bermuda law and regulations. Under the Bermuda Insurance Act, Max Bermuda must maintain specified minimum solvency levels and is prohibited from declaring or paying dividends that would result in noncompliance. Further, as a long-term insurer, Max Bermuda must maintain long-term business assets of a value at least $0.25 million greater than its long-term business liabilities and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. Additionally, under the Bermuda Companies Act, each of Max Capital, Max Bermuda, Max Managers and Max Diversified may only declare or pay a dividend if, among other things, it has reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due.

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

Max USA, Max Specialty and Max America. The payment of dividends and distributions by Max USA, Max Specialty and Max America is limited under Delaware and Indiana law and regulation. Neither Max USA nor Max Specialty may declare and pay dividends on its capital if the amount paid exceeds an amount equal to the surplus which represents the excess of Max USA’s or Max Specialty’s, as applicable, net assets over paid-in-capital or, if there is no surplus, Max USA’s or Max Specialty’s, as applicable, net profits for the current and/or immediately preceding fiscal year. In addition, under applicable Delaware case law, dividends may not be paid on Max USA’s or Max Specialty’s capital stock if it becomes insolvent or the payment of the dividend will render it insolvent. To the extent Max USA or Max Specialty were to pay dividends and is deemed to be insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends. Max America is prohibited from paying dividends unless (i) it has assets, in the amount of such payment, in excess of its liabilities, including its capital stock, and (ii) the dividend does not reduce its surplus to less than 50% of its capital stock. Moreover, Indiana law prohibits Max America from paying dividends except out of earned surplus, unless approved by the Indiana Insurance Commissioner.

Delaware and Indiana insurance law also limit the ability of Max Specialty and Max America, as applicable, to pay extraordinary dividends. Neither Max Specialty nor Max America may pay an extraordinary dividend until 30 days after such company’s respective insurance commissioner has received notice of the intended dividend and has not objected in such time or has approved the payment of the extraordinary dividend within the 30-day period. An extraordinary dividend is defined as any dividend or distribution that together with any other dividends or distributions made within the preceding 12 consecutive months exceeds the greater of: (i) 10% of the insurance company’s surplus as of the preceding December 31, or (ii) the insurance company’s net income, not including realized capital gains, for the 12-month period ending the preceding December 31 (but does not include pro rata distributions of any class of Max Specialty’s own securities).

The Delaware and Indiana Insurance Commissioner each has broad discretion to limit the payment of dividends by insurance companies.

Max at Lloyd’s. There are also significant restrictions regarding our ability to remove funds deposited to support the underwriting capacity of the Syndicates. Funds which are required by Lloyd’s to be held or retained by the Syndicates may not be paid as dividends.

Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk based capital formula. The consent of the Council of Lloyd’s may be required when a syndicate proposes to increase its underwriting capacity for the following year.

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s ratio or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the amount of a corporate member’s overall premium limit (the amount of business which the member is permitted to accept in any underwriting year) and consequently the return on an investment in the corporate member in a given underwriting year. In particular, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003 and has now become the managing agent’s principal interface with the

Council of Lloyd’s. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd’s in which underwriting risk is prudently managed while providing maximum long term returns to capital providers.

The Funds at Lloyd’s requirements may increase from year to year, resulting in a greater burden. This may result in the Syndicates having to reduce or even cease new business in future years. The Max Corporate Capital Vehicles currently depend on a letter of credit facility to meet the majority of the Funds at Lloyd’s required. Should it become impossible to maintain this facility or replace it on equivalent terms, the Max Corporate Capital Vehicles would be required to deposit a significant amount of cash and assets as replacement Funds at Lloyd’s. Where an underwriting year makes a loss, that loss may be met by the Funds at Lloyd’s of the members who participated on that underwriting year.

The profits of an underwriting year may not generally be released to members of Lloyd’s until the business written has been fully reinsured into a Lloyd’s syndicate constituted for a future year of account, referred to as reinsurance to close. This reinsurance may not be effected until the third year following the underwriting year during which the relevant business was written.

As with the business plan for any Lloyd’s syndicate, the business plans prepared by Max at Lloyd’s for the Syndicates must be approved by the Lloyd’s Franchise Performance Directorate, or FPD. Business plans contain significant financial data on classes of business, projected premium levels, line sizes, retentions and proposed reinsurance programmes. Business plans are reviewed and analyzed in detail by the FPD. There can be no assurance that changes to the Syndicates’ business plans will not be required in a manner that is unfavorable to shareholders in order to gain the FPD’s approval. Lloyd’s may, where it has a regulatory concern, impose a requirement upon a particular syndicate to obtain Lloyd’s consent before it makes any increase in its stamp capacity. These restrictions could act in such a way as to impact adversely on the Company.

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

Our failure to comply with restrictive covenants contained in the indenture governing the senior notes or our current or future credit facilities could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.

The indenture governing the senior notes contains covenants that impose restrictions on our company and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, each of our credit facilities requires our Company and/or certain of our subsidiaries to comply with certain covenants, including the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indenture or any credit facility we may enter into in the future, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under these facilities prior to maturity. As a result, our business, financial condition and results of operations could be adversely affected.

Consolidation in the insurance industry could adversely impact us.

Our ability to compete may be harmed if insurance industry participants consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly and negatively affect our business or our results of operation.

The integration of new insurance and reinsurance initiatives into our existing operations may present significant challenges.

We may face significant challenges in integrating new insurance and reinsurance initiatives, including Max at Lloyd’s, into our existing operations in a timely, efficient and effective manner. Successful integration will depend on, among other things, the effective execution of our business plan for the new insurance and reinsurance initiatives, our ability to effectively integrate the operations of new insurance and reinsurance initiatives into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of new insurance and reinsurance initiatives will be successful or that the business derived therefrom will prove to be profitable. The failure to integrate new insurance and reinsurance initiatives successfully or to manage the challenges presented by the integration process may adversely impact our financial results.

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

Changes in market interest rates could have a significant and negative effect on our investment portfolio, investment income and results of operations.

Increasing market interest rates reduce the value of our fixed maturities, and we may realize a loss if we sell fixed maturities whose value has fallen below their acquisition cost. Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new investments that may yield less than our investment portfolio’s average rate of return. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Our mitigation efforts with respect to interest rate risk are primarily focused towards by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. However, our estimates of the duration and structure of our liability portfolio may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity. Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.

Although our investment strategy for our fixed maturities portfolio requires all fixed maturity investments, when purchased, to have a minimum credit rating of BAA3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization, unexpected volatility or illiquidity in the financial markets could have significant adverse impact on the credit ratings of the fixed maturities investment we hold. Deterioration of credit ratings on our fixed maturities investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit in the financial markets, we may realize a significant loss.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2008, delinquency and default rates increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history, or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in market value. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources in which all significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2008. We believe our exposure to sub-prime credit risk is limited, although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments.

The determination of the impairments taken on our investments is highly subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Our valuation of fixed maturity securities and alternative investments may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity investments and alternative investments, which are reported at fair value on the consolidated balance sheet, represent the majority of our total cash and invested assets.

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

Investments in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. The units of account that are fair valued are our interest in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investment in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example mortgage backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a significant and negative effect on our results of operations or financial condition.

Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.

Although we intend to reduce our target allocation to alternative investments to approximately 10-15% of total invested assets, our investment guidelines permit us to invest up to 15% of our investment portfolio in an alternative investment portfolio, which we principally invest through Max Diversified. Max Diversified invests in various investment funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. We invest the remainder of our alternative investment portfolio through Max Bermuda, which makes strategic investments in reinsurance companies. Although we believe that our investment portfolio assists us in maintaining low overall volatility, the risks associated with our alternative investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the alternative investment funds in which we invest impose limitations on the timing of withdrawals, or may suspend withdrawals for a period of time, we may be unable to withdraw our investment from a particular alternative investment fund on a timely basis. Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our ability to conduct business.

The success of our investment strategy is also affected by general economic conditions, including volatility in interest rates and the price of securities. Unexpected volatility or illiquidity in the financial markets could significantly and negatively affect our ability to conduct business.

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred realized and unrealized investment losses, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this report. Subsequent to December 31, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. We continue to closely monitor current market conditions and evaluate the long term impact of this recent market volatility on all of its investment holdings. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a significant and negative effect on our results of operations, financial condition and business. In addition, our reinsurers and retrocessionaires may be affected by such developments in the financial markets, which could adversely affect their ability to meet their obligations to us.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage-backed securities and residential mortgage backed securities or other high yielding bonds) or reinsurance counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.

Issuers or borrowers whose securities or loans we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.

Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a significant and negative effect on our results of operations, financial condition or cash flows.

The failure of our investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct business.

We have entered into an investment management agreement with General Re New England Asset Management, Inc., Conning Asset Management, Asset Allocation and

Management, Deutsche Investment Management Americas Inc., Credit Agricole Asset Management and Hyperion Brookfield Asset Management, Inc., to manage portions of our aggregate fixed maturities portfolio. We have also entered into a customer agreement and trading authorization contract with Alstra, to act as a fund of funds advisor for our alternative investment portfolio invested through Max Diversified. Additionally, each underlying alternative investment fund manager has discretionary authority over the portion of our underlying alternative investment portfolio that it manages. As a result, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers, and the investment managers of each underlying alternative investment fund, to select and manage appropriate investments. We cannot assure you that any or all of these investment managers will be successful in meeting our investment objectives, or that these investment managers will not terminate their respective agreements with our company. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct our business.

Our investment portfolios are managed by outside managers, therefore we do not directly control individual trading activity.

Our investment managers are contractually obligated to follow our investment guidelines, including requiring consent before selling any fixed maturity securities. However, we cannot assure you as to how our assets will be allocated among different securities or as to our level of risk exposure. Further, while the securities in our fixed maturities portfolio are all investment grade when originally purchased, these securities are still subject to credit risk, interest rate risk and currency risk. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business. Our risk of losses is more fully described under “—Deterioration in the public debt and equity markets could lead to additional investment losses.”

The success of our investment strategy is also affected by general economic conditions, including volatility in interest rates and the price of securities. Unexpected volatility or illiquidity in the financial markets could significantly and negatively affect our ability to conduct business.

Our investment portfolio may be subject to political risk.

Our investments, in both our alternative investment and fixed income portfolio, may be exposed to political risk to the extent that our investment advisors and underlying funds, on our behalf and subject to our investment guidelines, trade securities that are listed on various US and non-US exchanges and markets. The government in any of these jurisdictions could impose restrictions, regulations or permanent measures, which may have a significant and negative impact on the ability of our advisors to implement our fixed maturities or alternative investment strategies.

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

Risks Related to Regulation of Our Company

The regulatory systems under which we operate, and potential changes thereto, could have a significant and negative effect on our business.

General. Our subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in locales where we currently engage or intend to engage in business, or we may only be able to do so at a significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to reinsurance and insurance companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in loss of revenue, fines or other sanctions to us. In addition, changes in laws or regulations to which our subsidiaries are subject could have a significant and negative effect on our business.

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

Max Specialty and Max America. Max Specialty is licensed in Delaware as a property and casualty insurer and is currently listed or authorized as an eligible surplus lines insurer in 49 states which permits it to conduct business in all 50 U.S. states. Max America is licensed as a property and casualty insurer in all 50 U.S. states. Our business is subject to varying degrees of regulation and supervision in each of these jurisdictions. The laws and regulations of the jurisdictions in which Max Specialty and Max America are domiciled require, among other things, that Max Specialty and Max America maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards and submit to periodic examinations of its financial condition. Specifically, Max USA and its subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Delaware and Indiana). The risk-based capital standards, or RBC standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Max USA and its subsidiaries to report their results of RBC calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. These laws and regulations also sometimes restrict payments of dividends and reductions of capital. These statutes, regulations and policies may also restrict the ability of Max Specialty or Max America to write insurance policies, to make certain investments and to distribute funds.

The purpose of insurance laws and regulations generally is to protect insureds, not our creditors or shareholders. Compliance with insurance statutes and regulations or securing appropriate exemptions from these statutes and regulations may present challenges to Max Specialty and Max America. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on Max Specialty’s and Max America’s ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which Max Specialty or Max America conduct business and could subject us to fines and other sanctions. Any failure to meet applicable RBC requirements or minimum statutory capital requirements could subject Max USA or its subsidiaries to further examination or corrective action by state regulators, including limitations on our writing of additional business or engaging in finance activities, state supervision or liquidation. Any changes in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do. In addition, changes in the laws or regulations to which Max Specialty and Max America are subject could have an adverse effect on their business. Moreover, the NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the 4 U.S. territories, as well as the state insurance regulators, regularly reexamine existing laws and regulations.

Max at Lloyd’s. The business of the Syndicates is subject to regulation by the FSA, as established by the FSA through its regulation of the managing agent of the Syndicates and its regulation of the Society of Lloyd’s itself. Under the Financial Services and Markets Act 2000, the FSA has broad powers of intervention. The FSA requires that the managing agent of the Syndicates carries out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an “individual capital assessment”) is reviewed and may be challenged by Lloyd’s.

The business of the Syndicates is also subject to regulation by the Council of Lloyd’s, and both the Max Corporate Vehicles and Max at Lloyd’s, are also subject to the rules imposed under regulations and byelaws made, and amended from time to time, by the Council of Lloyd’s under powers conferred on it by Lloyd’s Act 1982. Under these rules, Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA monitors the Lloyd’s market to ensure that managing agents’ compliance with the systems and controls prescribed by Lloyd’s enables those managing agents to comply with its relevant requirements. If it appears to the FSA that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd’s, the FSA may exercise broad powers of intervention. Failure to comply with these regulatory requirements or diverging regulatory guidance by the FSA and Lloyd’s could have a significant and negative effect on our business.

Max Europe. Our operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the IFSRA. Max Insurance Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions and guidelines, and codes of conduct, issued by IFSRA (the Insurance Acts and Regulations). Max Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006 and rules made thereunder and insofar as relevant to reinsurance the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 1998 as amended, regulations promulgated thereunder and directions, papers and guidelines and codes of conduct issued by IFSRA. Failure to meet with regulations promulgated by the IFSRA could lead to severe regulatory action.

Other. We do not believe we currently, nor do we intend to, maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than where we are properly authorized or admitted. However, we cannot assure you that insurance regulators in a jurisdiction in which we are not licensed will not review our activities or, that if there were such a review, that they would not be successful in claiming that we are subject to the licensing requirements of the particular jurisdiction. If we were to become subject to the laws and regulations of any other jurisdiction in the future, we may consider various alternatives to our operations, including:

•	modifying or restricting the manner in which we conduct our business in order to avoid being subject to, and the necessity of complying with, the laws and regulations; or

•	obtaining licenses to enable us to transact reinsurance or insurance in the particular jurisdiction.

Certain of our subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Max USA and its subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Delaware and Indiana). The risk-based capital standards, or RBC standards, are based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Max USA and its subsidiaries to report their results of RBC calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. In addition, Max USA and its subsidiaries are subject to minimum capital requirements imposed under the laws of some of the states in which it conducts business.

Max Bermuda is also subject to subject to risk-based capital standards and minimum capital and surplus requirements imposed by the Bermuda Monetary Authority. Generally, reinsurers are required to hold capital determined in part using the Bermuda Solvency Capital Requirement or an alternative model approved by the Bermuda Monetary Authority.

Max Insurance Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Max Re Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006. Assets constituting statutory reserves must comply with certain principles including obligations to diversify the assets, to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

Max at Lloyd’s underwriting activities are regulated by the FSA as well as being subject to the Lloyd’s “franchise.” Both the FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. The FSA requires that the managing agent of the Syndicates carries out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an “individual capital assessment”) is reviewed and may be challenged by Lloyd’s.

Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities in both the United States and worldwide seem to be interested in the potential risks posed by the insurance and reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the insurance and reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years, and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC regularly reexamines existing laws and regulations.

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

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating company is domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the United States or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could significantly and negatively affect Bermuda’s position in respect of future regulatory initiatives, which could adversely impact us commercially.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if it is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity, and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models which could introduce significant volatility in the earnings of insurance industry participants. Furthermore, rules relating to certain accounting practices in the financial guarantee insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants.

The reinsurance to close of an underwriting year at Lloyd’s does not discharge the liability of the members of the reinsured syndicate.

The reinsurance to close of an underwriting year on which a corporate member participates does not legally discharge the member from liability for the insurance obligations of the underwriting year. Instead, it provides to the member a full indemnity from the reinsuring underwriting year in respect of these obligations. Therefore, even after all the underwriting years on which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd’s. Accordingly, although Lloyd’s will release the member’s Funds at Lloyd’s, there nevertheless continues to be an administrative and financial burden for corporate members between the time of reinsurance to close of the underwriting years on which they participated and the time their insurance obligations are extinguished.

Continued or increased levies by Lloyd’s for the Lloyd’s Central Fund and cash calls for trust fund deposits would materially and adversely affect us.

We participate in Lloyd’s through the Syndicates. Whenever any member of Lloyd’s is unable to pay its debts to policyholders or to meet certain other obligations, these debts or obligations may be payable by the Lloyd’s Central Fund.

The Lloyd’s Central Fund protects Lloyd’s policyholders against the failure of a member of Lloyd’s to meet its obligations. The Central Fund is a mechanism that, in effect, “mutualizes” unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd’s policies issued after 1992.

Lloyd’s requires members to contribute to the Central Fund in the form of an annual contribution and by making, through the syndicates on which they participate, annual subordinated loans to Lloyd’s whose proceeds are held in the Central Fund. The Council of Lloyd’s has discretion to require members to make further Central Fund contributions of up to 3% of their underwriting capacity in any one year. Policies issued in syndicate years that have not been closed before 1993 have been reinsured by Equitas, an independent insurance company authorized by the FSA. However, if Equitas were to fail or otherwise be unable to meet all of its obligations the Central Fund might be applied to meet liabilities to policyholders (generally following prior approval of members of Lloyd’s in general meeting). In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, effectively requiring them to fund the performance of those obligations.

Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation. Regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd’s may require the MCCs to satisfy cash calls to meet claims payment obligations and to maintain minimum trust fund amounts.

The failure of Lloyd’s to satisfy the FSA’s solvency requirements could result in limitations on our ability to underwrite business.

The FSA requires Lloyd’s to satisfy an annual solvency test and to maintain solvency on a continuous basis. The solvency position of each member, and of Lloyd’s as a whole, is monitored on a regular basis. The solvency requirement in essence measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and in run-off, plus a margin of solvency. If Lloyd’s fails to satisfy the test in any year, the FSA may require Lloyd’s to cease trading and/or its members to cease or reduce underwriting.

An increase in the charges paid by Max at Lloyd’s and the Max Corporate Capital Vehicles to participate in the Lloyd’s market could adversely affect their financial and operating results.

Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and central fund contributions for members and policy signing charges. The bases and amounts of charges may be varied by Lloyd’s and could adversely affect Max at Lloyd’s and the Max Corporate Capital Vehicles.

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

Furthermore, applicable U.S. state insurance laws prevent any person from acquiring control of us, Max USA, Max Specialty or Max America, unless the person has filed a notification with the specified information with the applicable state insurance commissioner and has obtained his approval. Under the Delaware and Indiana insurance holding company system laws, acquiring 10% or more of the voting stock of an insurance company or any of its parent companies is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Max Capital without the prior approval of the Delaware or Indiana Insurance Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the applicable state insurance commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove a change of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Max Capital may require prior notification in those that have adopted pre-acquisition notification laws.

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

Indemnification of Directors. We may indemnify our directors or officers in their capacity as directors or officers of any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to us other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

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

If Max Capital or any of our non-U.S. subsidiaries were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Max Capital nor any of our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles (which are considered to have a taxable presence in the United States pursuant to a closing agreement between the IRS and the Corporation of Lloyd’s), MCS Ireland and MCS BDA , will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Max Capital or any of our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles, MCS Ireland and MCS BDA, are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Max Capital or any of our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles, MCS Ireland and MCS BDA, is engaged in a trade or business in the United States. Any such income or branch profits tax could materially adversely affect our results of operations.

Even if Max Capital and our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles, MCS Ireland and MCS BDA, are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits, and income (such as dividends and certain interest on investments) derived from sources within the United States. In addition, we will be subject to a U.S. excise tax that is imposed on reinsurance and insurance premiums received with respect to risks or insureds located in the United States.

Changes in U.S. federal income tax law could materially adversely affect an investment in our common shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United State but have certain U.S. connections. It is possible that legislative proposals could have an adverse impact on us or our shareholders.

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

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, is a passive foreign investment company, is a controlled foreign corporation, or has related party insurance income are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to an insurance company but new regulations or pronouncements may be forthcoming. It is possible that the IRS may issue new regulations or pronouncements interpreting or clarifying such rules. We are not able to predict if, when or in what form any such guidance will be provided and whether such guidance will have a retroactive effect.

We may become subject to taxes in Bermuda after March 28, 2016, which would have a significant and negative effect on our business and results of operations.

Under current Bermuda law, there is no income, corporate, profits, withholding, capital gains or capital transfer tax payable by Max Capital, Max Bermuda, Max Managers or Max Diversified. Each of these entities has obtained from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to any of these entities, their operations or their shares, debentures or other obligations, until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda taxes after March 28, 2016. Our business and results of operations would be significantly and negatively affected if we were to become subject to taxes in Bermuda.

The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 (as updated periodically), Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

U.S. legislative action or other changes in U.S. tax law might adversely affect us.

The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of discussion and legislative proposals in the U.S. Congress and by the U.S tax authorities. We cannot assure you that interpretations or legislative action will not increase the amount of U.S. tax payable by our non-U.S. companies or our U.S. subsidiaries. If this happens, our financial condition and results of operations could be significantly and negatively affected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments regarding our current or periodic reports.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Annual total rate of return	Annual total rate of return is calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case Reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance).

Combined Ratio	The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses by net premiums earned. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Contract Binding	A term to describe a distribution channel for writing insurance using a network of appointed wholesale general agents. The agents have binding authority for the insurer which allows them to quote and bind policies on behalf of the insurer.

Excess and surplus lines insurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual or difficult to place in conventional markets due to a shortage of capacity.

Annualized five year return	Annualized five year return is calculated by compounding the 60 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100 and divided by 5.

Incurred but not reported, or IBNR	Incurred but not reported reserves, which include reserves for the following: • Pure incurred but not reported claims; • Future development on known claims.

Loss ratio	The loss ratio is calculated by dividing losses by net premiums earned.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Net operating income	Net income excluding after-tax realized gains or losses on fixed maturities and after-tax foreign exchange gains or losses. We believe this non- GAAP measure provides a better indication of management performance as realized gains and losses on fixed maturities may fluctuate from period to period and foreign exchange gains and losses are typically outside the control of management.

Net operating return on average shareholders’ equity	Net operating return on average shareholders’ equity is calculated by dividing the net operating income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how the company has performed in terms of wealth generated for our shareholders.

Non-admitted carrier	A non-admitted carrier is not licensed by the state, but is allowed to do business in that state. Non-admitted carriers are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without time constraints and financial costs associated with the filing process.

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing net income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how we have performed in terms of wealth generated for our shareholders.

Total return	See Annual total rate of return.

ITEM 2.     PROPERTIES

We lease office space in Hamilton, Bermuda and Dublin, Ireland for use by our property and casualty and life and annuity segments, although the life and annuity segment operates solely from our Bermuda office. Max UK and its subsidiaries lease or license office space in the UK, Denmark and Japan.

Max USA, Max Specialty Services and Max Managers USA, as applicable, have leased office space in the following states for our U.S. specialty activities:

•	Richmond, Virginia;

•	Atlanta, Georgia;

•	San Francisco, California;

•	Horsham, Pennsylvania;

•	Dallas, Texas;

•	New York, New York; and

•	Sebastopol, California.

MCS USA leases space in Florham Park, NJ to facilitate the provision of intercompany services.

We lease office space on a long-term basis, which we believe will be adequate for anticipated future operations.

ITEM 3.     LEGAL PROCEEDINGS

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants as the violators of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of December 31, 2008.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
First Quarter	$30.61	$25.72	$25.90	$23.59
Second Quarter	$26.85	$21.30	$29.24	$25.07
Third Quarter	$31.00	$20.70	$29.05	$23.25
Fourth Quarter	$26.10	$9.56	$30.14	$25.49

(B) Holders

As of January 31, 2009, the number of holders of record of our common shares was 196.

(C) Dividends

We have paid a quarterly cash dividend of $0.09 per common share ($0.36 annually) since the second quarter of 2007. For the first and second quarters of 2007, we paid a quarterly cash dividend of $0.07 per common share ($0.28 annually). For our cash dividends per common share on an annual basis see Item 6—Selected Financial Data. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Max Capital’s ability to pay dividends depends, in part, on the ability of its subsidiaries to pay dividends to it. As a result of our structure and history of operations, we have looked principally to Max Bermuda to provide capital in those instances when subsidiary transfers are desirable to fund Max Capital’s dividend. Max Bermuda is subject to Bermuda regulatory constraints that affect its ability to pay dividends to Max Capital. Under the Bermuda Insurance Act, Max Bermuda must maintain a minimum solvency margin and minimum liquidity ratio and is prohibited from declaring or paying dividends if it does not comply or such action would result in noncompliance with the Bermuda Insurance Act. Max Bermuda must maintain a minimum solvency margin and minimum liquidity ratio in relation to its property and casualty business and maintain a further $0.25 million in relation to its long-term business in order to declare or pay dividends under the Bermuda Insurance Act. Additionally, the amounts of any such dividend shall not exceed the aggregate of that excess and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

Under the Bermuda Companies Act, Max Capital and Max Bermuda may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that it is, or would after the payment be, able to pay its respective liabilities as they become due.

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

(E) Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from December 31, 2002 through December 31, 2008 against the Total Return Index for the S &P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on December 31, 2002 in the stock of Max Capital, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,254.3	$1,078.3	$865.2	$1,246.0	$1,043.6
Net premiums earned	813.5	817.9	665.0	1,053.5	899.9
Net investment income	181.6	188.2	150.0	106.8	82.8
Net (losses) gains on alternative investments	(233.0)	186.7	84.8	39.9	81.6
Net (loss) income	(175.3)	303.2	216.9	9.5	141.8
Fixed maturities and cash	4,603.3	4,060.9	3,470.0	2,996.9	2,395.2
Alternative investments	753.7	1,061.7	1,065.9	1,230.9	1,119.0
Total assets	7,252.0	6,538.5	5,849.0	5,305.2	4,319.4
Shareholders’ equity	1,280.3	1,583.9	1,390.1	1,185.7	902.7
Book value per share	22.94	27.54	23.06	20.16	19.70
Diluted earnings per share	(3.10)	4.75	3.43	0.18	2.92
Cash dividends per share	0.36	0.32	0.24	0.18	0.12
Return on average shareholders’ equity	(12.2)%	20.4%	16.8%	0.9%	17.0%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 and for the year ended December 31, 2007 compared to the year ended December 31, 2006, and also a discussion of our financial condition as of December 31, 2008. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report on Form 10-K.

Executive Summary

Our results for the year ended December 31, 2008 reflect three major themes: profitable results in our underwriting activities, significant platform expansion and unprecedented investment volatility.

Selected operating results for the year include:

•	Gross premiums written of $1,012.1 million on property and casualty business, an increase of 30.4% compared to $776.3 million in 2007;

•	Overall property and casualty combined ratio of 91.9%, compared to 88.2% in 2007;

•	Net favorable prior year loss reserve development on property and casualty business of $107.0 million;

•	Net losses on alternative investments of $233.0 million;

•	Net loss of $175.3 million, for a net loss per diluted share of $3.10;

Gross premiums written in our property and casualty businesses totaled $1,012.1 million, an increase of 30.4% over 2007, largely as a result of the expansion in our U.S. specialty segment and diversification into new lines of business. Max Specialty, our U.S. specialty platform, demonstrated the strength of its team’s distribution relationships and produced $194.4 million in gross premiums written at an attractive loss ratio of 69.4% on predominately short-tail business. Our Bermuda/Dublin reinsurance and insurance segments operated at combined ratios of 87.4% and 88.2%, respectively, in markets generally considered to have experienced a soft pricing year.

We believe our diverse underwriting portfolio and balanced business mix helped to limit our net losses from Hurricanes Gustav and Ike to $50.0 million, net of reinstatement premiums, or approximately 3.2% of shareholders’ equity at the start of 2008. Our loss estimates for Hurricanes Gustav and Ike continue to develop within our originally projected range and demonstrates our underwriting risk assessment competency in a year that set some new records for the number and frequency of catastrophe property losses.

We added our fourth key underwriting platform with our fourth quarter acquisition of a Lloyd’s managing agent, Max at Lloyd’s, which manages three syndicates at Lloyd’s. We expect our entry into the world’s oldest insurance marketplace to be a substantial complement to our existing specialty insurance and reinsurance businesses, and to be accretive to our operating results in 2009.

Overshadowing the positive operating fundamentals of our underwriting activities were our net investment losses for the year, which were comprised mostly of net losses on our alternative investments. The return on our alternative investments was negative 19.27% for the year ended December 31, 2008, which compares to the negative 20.97% return on the HFRI Fund of Funds Composite Index, which we believe to be the most comparable benchmark, during the same period. With our alternative investments at approximately 20% of invested assets for most of 2008, this return resulted in a net loss of $233.0 million for the year. While our relative performance was better than our primary benchmark, the negative return and volatility of our portfolio was significantly worse than previously modeled. Although 2008 was the first year in our history that we had net losses on our alternative investments, in late 2008, we made the decision to reduce our invested assets allocation to alternative investments to between 10% and 15%. At December 31, 2008, 14.1% of our invested assets are in alternative investments, and we expect this to decrease to 12.0% or below by March 31, 2009 based on redemptions already requested.

We believe our fixed maturities investment portfolios weathered the investment storm reasonably well in 2008, with a net improvement during the year of $9.1 million in our net unrealized loss position and a total return of 4.66% including the return on cash. The credit quality of our fixed maturities investments remains high, with 69.9% of our fixed maturities at December 31, 2008 being held in government, agency or AAA-rated securities. We believe our conservative fixed maturities investment strategy has limited our exposure to date to writedowns on our fixed maturities investments. Writedowns for other than temporary impairments were $16.9 million for the year, of which $13.8 million was due to the bankruptcy of one major U.S. financial institution. At December 31, 2008, net unrealized losses on our available for sale securities were 0.4% of our available for sale fixed maturities portfolio. The fixed maturities portfolio in our Max at Lloyd’s segment is treated as a trading portfolio with all unrealized gains and losses recorded through net income.

We expect to continue to adapt our investment strategy going forward to better complement our growing underwriting platforms. Our fixed maturities investment strategy is expected to remain unchanged. We intend to reduce our alternative investment portfolio as a proportion of our invested assets but expect that it will remain an important component of our asset mix. With the relative attractiveness of current investment market conditions for some non-traditional asset classes, we expect to diversify our alternative investments into asset classes beyond hedge funds.

Our outlook for 2009 is influenced by a number of factors. We believe the current financial crisis and the large property catastrophe losses in 2008 have significantly curtailed the capacity of the insurance industry. This, together with the tightening of the credit markets that is likely to limit capital investment in the insurance industry and elsewhere in 2009, points to the development of an improved pricing environment for insurance companies. We believe that pricing improvements will initially occur in the shorter tail lines such as property and aviation, and then as the year progresses, migrate to some of the longer tail casualty lines of business. The changes being made to our investment mix are expected to improve our underwriting capacity. This additional capacity, together with the growth in our underwriting platforms, positions us well to capitalize on this improved pricing environment.

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

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. We recognize realized capital gains or losses on our available for sale and trading fixed maturities investments at the time of sale, and recognize the change in unrealized fair value of our trading investments as a realized gain or loss. The realized capital gains or losses reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. Our net gains on alternative investments are a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions.

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

General and administrative expenses are principally employee salaries, bonuses and related personnel costs, office rent, amortization of leasehold improvements and other operating costs. These costs generally do not vary with the amount of premiums written.

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

Insurance revenue recognition

Our insurance premiums are recorded at the inception of each contract, based upon contract terms. The amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium if there are changes in underlying exposures insured, based on information received from our clients. Premiums are earned on a pro rata basis over the coverage period.

Reinsurance revenue recognition

Our reinsurance premiums are recorded at the inception of each contract, based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share or proportional reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally account for such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The net adjustments to gross premiums written as a result of changes in premium estimates for the years ended December 31, 2008 and 2007 were $46.0 million and $9.3 million, respectively. Such adjustments are generally the result of changing market conditions experienced by our clients.

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

Additional premiums assumed and ceded, related additional acquisition costs, related net losses and the net impact on operating results for each of the three years to December 31, 2008 are as follows:

	2008	2007	2006
	(000’s)	(000’s)	(000’s)
Additional premiums assumed	$9,419	$(6,404)	$16,707
Additional premiums ceded	(1,413)	960	(2,506)
Additional acquisition costs	—	(43)	(2,838)
Net losses	—	13,201	—
Net operating result	$8,006	$7,714	$11,363

For each of the years ended December 31, 2008, 2007 and 2006, additional premiums relate to contracts where the coverage period had expired. Therefore, these additional premiums, representing revisions to our initial estimate of ultimate premiums as a result of changes in the estimate of loss reserves, were fully earned since the exposure period has ended.

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

We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro-rata basis over the coverage period. Reinstatement premiums assumed and ceded for each of the three years to December 31, 2008 are not material to our financial results.

Life and annuity reinsurance premium

Our life and annuity reinsurance premiums are recorded at the inception of the contract based on actual premiums received and are fully earned at that time. We may periodically receive additional premiums which are recorded and earned when received. Additional premium receipts are generally not material.

Premiums receivable

For quota share or proportional contracts, we are entitled to receive premium as the ceding client collects the premium under contractual reporting and payment terms, which are usually quarterly. Premiums are usually collected over a two year period on our quota share or proportional contracts. For excess of loss contracts, premium is generally paid in contractually stipulated installments with payment terms ranging from payment at the inception of the contract to four quarterly payments. As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premium receivable asset on our balance sheet. We actively monitor our premium receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. We also seek to include a right of offset in the contract terms. Since commencing our operations, premiums receivable written off have not been material and, currently, no material premiums receivable are significantly beyond their due dates or in dispute.

Property and casualty losses

The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. In estimating reserves, we utilize a variety of standard actuarial methods. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. Newly reported loss information from clients is the principal contributor to changes in the loss reserve estimates. These estimates, which generally involve actuarial projections, are based upon an assessment of known facts and circumstances, as well as estimates of future trends in claims severity and frequency and judicial theories of liability factors, including the actions of third parties, which are beyond our control.

We rely on data reported by clients when calculating reserves. The quality of the data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by our actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claims audits and inquiries about the methods of establishing case reserves associated with large industry events.

When determining reserves, we also consider historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation.

We believe the provision for outstanding losses and benefits will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined.

In estimating reserves we, consistent with industry practice, utilize a variety of standard actuarial methods together with management judgment. The loss reserve selection from these various methods is based on the loss development characteristics of the specific line of business and specific contracts which take into consideration coverage terms, type of business, maturity of loss data, reported claims and paid claims. We do not necessarily utilize the same actuarial method or group of actuarial methods for all contracts within a line of business or segment, as variations between contracts result in a number of different methods or groups of methods being appropriate. These actuarial methods have been designed to address the lag in loss reporting in the insurance industry as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. Reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts and more pronounced in casualty business, which generally has a longer claims pay-out period (long claim-tail), than property business, which generally has a shorter claims pay-out period (short claim-tail). On casualty reinsurance transactions the reporting lag will generally be 60-90 days after the end of a reporting period, but can be longer than this in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the problems caused by reporting lags and claims tails. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data. The principal actuarial methods we use to perform our quarterly loss reserve analysis may include one or more of the following methods:

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

Bornhuetter-Ferguson Paid Loss Method. The Bornhuetter-Ferguson paid loss method is a combination of the paid loss development method and the expected loss ratio method. The amount of losses yet to be paid is based upon the expected loss ratios. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. This method will react slowly if actual paid loss experience develops differently than historical paid loss experience because of major changes in rate levels, retentions or deductibles, the forms and conditions of coverage, the types of risks covered or a variety of other factors.

Bornhuetter-Ferguson Reported Loss Method. The Bornhuetter-Ferguson reported loss method is similar to the Bornhuetter-Ferguson paid loss method with the exception that it uses reported losses and reported loss development factors.

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

Property and casualty losses, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses (including loss adjustment expenses) represent the accumulation of:

•	case reserves, which are reserves established for individual claims (and as reported by our cedants in the case of reinsurance);

•	incurred but not reported reserves (which we refer to as IBNR), which include reserves for the following:

•	Pure incurred but not reported claims;

•	Future development on known claims.

The table below breaks our reserves as of December 31, 2008 into these components by segment.

In millions of U.S. Dollars	Bermuda / Dublin reinsurance	Bermuda / Dublin insurance	U.S. specialty	Max at Lloyd’s	Life and annuity reinsurance
Case reserves	$496.8	$268.2	$19.3	$133.8	$1,367.0
IBNR	975.7	805.6	98.7	140.1	—

Total	$1,472.5	$1,073.8	$118.0	$273.9	$1,367.0

Our reserving methodologies, as discussed above, uses a loss reserving model that calculates a point estimate for our ultimate losses, as opposed to a methodology that develops a range of estimates. Although we believe that our assumptions and methodologies are reasonable, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. If we determine that adjustments to an earlier estimate are appropriate, those adjustments are reflected in our net income during the period in which we determine these adjustments. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period. We regularly review and update these estimates using the most current information available to us.

Development of our prior period incurred losses for each of the three years ended December 31, 2008 is reported in Note 6—“Property and casualty losses and loss adjustment expenses” to our consolidated financial statements on page F-27. After adjusting 2006 prior period incurred losses for contractual additional premiums received related to the recording of losses on two contracts, our development of prior period loss reserves has been less than 6.0% in each of the three years ending December 31, 2008 and an average of 3.7% over the past seven years. Based on this experience, we currently believe it reasonably likely that loss reserves could change 3.5% from currently reported amounts. This change could be higher or lower depending on our client reported data and potential future commutation of reserves. As at December 31, 2008, we estimate that a 3.5% change in loss reserves would impact our net income and shareholders’ equity by $102.8 million. Depending on whether the reasonably likely adjustments to loss reserves are on contracts ceded to one of our various reinsurance arrangements, there may also be a partially offsetting change in the losses recoverable, net income and shareholders’ equity.

Bermuda/Dublin reinsurance loss reserve process

Our Bermuda/Dublin reinsurance loss reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a contract-by-contract basis and are computed on an undiscounted basis. The majority of our Bermuda/Dublin reinsurance reserves are related to casualty business. Historically, losses associated with casualty business have had a long claim-tail, the time period between the occurrence of a loss and the time it is settled by the insurer we reinsure. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our Bermuda/Dublin property reinsurance loss reserves are established on a contract-by-contract basis, based on expected loss ratios, losses reported by clients and our assessment of potential losses from catastrophe events. After a catastrophe event, our initial estimate is based upon a combination of internal and external catastrophe models, and client- and location-specific assessments and reports, when and as available. Loss estimates are subsequently refined based on broker advices and client notifications.

We establish and review our Bermuda/Dublin reinsurance loss reserves on a quarterly basis. The process for establishing our Bermuda/Dublin reinsurance loss reserves is based upon actuarial analysis of exposure loss data provided by clients. We use a variety of actuarial techniques and methods in estimating our ultimate liability for Bermuda/Dublin reinsurance losses and loss expenses, together with management judgment. These methods include expected loss ratio, paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement our own data in selecting development factors in areas where our own data or the clients’ data is limited.

With respect to our reinsurance products, we rely on loss data reported by our clients when calculating our reserves. The quality of the loss data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by our actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claim audits and inquiries about the methods of establishing case reserves or reserves associated with large industry events. There is often a time lag between our clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. On casualty reinsurance transactions, the reporting lag will generally be 60-90 days after the end of a reporting period, but can be longer in some cases. Appropriate selection of loss development factors is used to mitigate these problems. We utilize the latest information received from our clients and work to ensure that the loss data is current. However, due to the varying quality of data from our reinsureds and the inherent reporting delays, our Bermuda/Dublin reinsurance reserves will have more uncertainty than our Bermuda/Dublin insurance reserves, where we receive loss information directly from our insureds.

Mitigating the uncertainty inherent in the reserves of our Bermuda/Dublin reinsurance portfolio is the fact that a large portion of our recorded reinsurance reserves are attributable to contracts that are recorded at contractual aggregate limits. As of December 31, 2008 and December 31, 2007, approximately 30% and 33%, respectively, of the total Bermuda/Dublin reinsurance reserves are on contracts that are recorded at contractual aggregate limits.

When determining reserves, we also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. Rapidly changing economic conditions will increase the inherent uncertainty of the reserve estimates. As additional data becomes available and is reviewed, we revise our Bermuda/Dublin reinsurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined. The table below breaks our Bermuda/Dublin reinsurance reserves as of December 31, 2008 and 2007 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2008	December 31, 2007
Casualty	$1,210.0	$1,274.1
Property	262.5	167.9

Total	$1,472.5	$1,442.0

Bermuda/Dublin insurance loss reserve process

Our Bermuda/Dublin casualty insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. The majority of the insurance business we have written is casualty business. Historically, losses associated with casualty business have had a long claim-tail, which is the time period between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also generally more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our Bermuda/Dublin property insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events, based on a detailed, location specific analysis of our clients’ properties impacted by the events.

In connection with our ongoing analysis of our Bermuda/Dublin insurance loss reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we may revise our Bermuda/Dublin insurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

We establish and review our Bermuda/Dublin insurance loss reserves on a quarterly basis. The process for adjusting our Bermuda/Dublin insurance loss reserves is based upon loss reports received from clients, which are input into actuarial models. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses, together with management judgment. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the insureds’ data is limited. The table below breaks our insurance reserves as of December 31, 2008 and 2007 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2008	December 31, 2007
Casualty	$981.5	$787.4
Property	92.3	79.4

Total	$1,073.8	$866.8

U.S. specialty loss reserve process

On a gross of reinsurance basis, the majority of the U.S. specialty business we have written is property business. On a net of reinsurance basis, the earned premium is approximately equally split between property and casualty. Our U.S. specialty property and casualty loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, both allocated and unallocated, are compiled on a portfolio basis and are computed on an undiscounted basis.

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

The reserves for reported losses related to our U.S. specialty business are initially set by our claims personnel or independent claims adjusters we retain. The loss reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available.

We establish and review our U.S. specialty IBNR loss and loss expense reserves on a quarterly basis. We use a variety of actuarial techniques and methods in estimating our ultimate liability for excess and surplus lines insurance losses and loss expenses, together with management judgment. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods. Industry loss experience is also used to supplement our own data in selecting loss reporting and payment patterns and expected loss ratios. The table below breaks our U.S. specialty reserves as of December 31, 2008 and 2007 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2008	December 31, 2007
Casualty	$72.8	$18.7
Property	45.2	6.4

Total	$118.0	$25.1

Max at Lloyd’s loss reserve process

Our Max at Lloyd’s property and casualty reinsurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. The majority of the reinsurance business written by the Syndicates is property business. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events, based on a detailed, location specific analysis of our clients’ properties impacted by the events.

Our Max at Lloyd’s casualty insurance loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. Historically, losses associated with casualty business have had a long claim-tail, which is the time period between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also generally more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

The loss reserving process involves the use of external actuarial consultants to assist management in the estimation of IBNR reserves and loss adjustment expenses. Loss reserves are established and reviewed on a quarterly basis. The process for adjusting the loss reserves is based upon loss reports received from clients, which are input into actuarial models. A variety of actuarial techniques and methods are used in estimating our ultimate liability for property and casualty insurance and reinsurance losses and loss expenses, together with management judgment. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the insureds’ data is limited.

In connection with our ongoing analysis of our Max at Lloyd’s loss reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we may revise our Max at Lloyd’s reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

The table below breaks our Max at Lloyd’s loss reserves as of December 31, 2008 into casualty (long claim-tail) and property (short claim-tail) components.

In millions of U.S. Dollars	December 31, 2008
Casualty	$225.1
Property	48.8

Total	$273.9

Disputes

In connection with our ongoing analysis of our Bermuda/Dublin insurance, Bermuda/Dublin reinsurance, U.S. specialty, and Max at Lloyd’s loss reserves, we review loss notifications and reports received from our clients to confirm that submitted claims are covered under the contract terms. Disputes with clients arise in the ordinary course of business due to coverage issues such as classes of business covered and interpretation of contract wording. We typically resolve any disputes through negotiations that could vary from a simple exchange of email correspondence to arbitration with a panel of experts. Our contracts generally provide for dispute resolution through arbitration. We are not currently involved in any coverage disputes that would, individually or in the aggregate, be material to us.

Property and casualty loss reserve development

The following table presents the development of balance sheet property and casualty loss reserves calculated in accordance with GAAP, as of December 31, 2000 through December 31, 2008. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance.” The “gross cumulative redundancy (deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	2000	2001	2002	2003	2004	2005	2006	2007	2008
		(1)	(1)					(3)	(4)(5)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099	$2,006,032	$2,335,109	$2,333,877	$2,938,171
Reinsurance recoverable	(5,370)	(51,838)	(80,407)	(163,348)	(293,512)	(409,229)	(496,173)	(537,864)	(810,113	)(2)
Reserve for property and casualty losses originally stated, net of reinsurance	130,968	404,539	536,997	828,339	1,161,587	1,596,803	1,838,936	1,796,013	2,128,058
Cumulative net paid losses
1 year later	7,752	136,734	106,076	119,269	217,637	169,008	361,702	184,223	—
2 years later	117,230	202,134	165,539	257,182	321,533	501,837	504,462	—	—
3 years later	141,134	242,681	244,578	333,238	545,653	608,195	—	—	—
4 years later	150,212	285,166	309,183	502,167	611,463	—	—	—	—
5 years later	158,738	326,529	420,454	553,107	—	—	—	—	—
6 years later	162,217	359,823	458,930	—	—	—	—	—	—
7 years later	166,002	380,898	—	—	—	—	—	—	—
8 years later	168,901	—	—	—	—	—	—	—	—
Reserves re-estimated as of
1 year later	150,154	442,101	554,795	826,799	1,296,558	1,585,834	1,774,591	1,689,054
2 years later	178,460	439,490	563,469	975,441	1,277,712	1,533,584	1,679,434	—
3 years later	175,057	444,348	666,781	977,590	1,229,303	1,475,583	—	—
4 years later	175,057	496,631	676,365	945,186	1,205,584	—	—	—
5 years later	175,057	497,449	655,532	932,423	—	—	—	—
6 years later	175,057	482,046	652,881	—	—	—	—	—
7 years later	175,057	481,846	—	—	—	—	—	—
8 years later	175,057
Net cumulative redundancy (deficiency)	(44,089)	(77,307)	(115,884)	(104,084)	(43,997)	121,220	159,502	106,959
Gross cumulative redundancy (deficiency)	(44,089)	(86,944)	(136,827)	(124,738)	(56,396)	140,306	165,316	118,042

(1)	Adjusted for reclassification of a contract to a deposit liability.
(2)	The difference between the reinsurance recoverable included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 6 to the consolidated financial statements of $785 relates to the remaining net deferred loss on retroactive reinsurance.
(3)	Gross and net reserve for property and casualty losses includes, for the first time, Max Specialty, which we acquired in April 2007.
(4)	Gross and net reserve for property and casualty losses includes, for the first time, Max America, which we acquired in June 2008.
(5)	Gross and net reserve for property and casualty losses includes, for the first time, Max UK, which we acquired in November 2008.

During 2008 our re-estimated balance sheet reserves for 2001 and each subsequent balance sheet decreased as a result of net favorable development on a large number of contracts with varied underwriting years and lines of business. The more significant development included:

•

Net favorable development for our Bermuda/Dublin reinsurance segment of $56.4 million, excluding the development associated with changes in reinsurance premium estimates described below. Of the $56.4 million of net favorable development, $47.7 million was recognized on the long tail lines of business on the 2006 and prior years, including $25.8 million from professional liability reinsurance, largely on the 2005 and prior years. In addition, we had favorable development of $15.1 million on whole account, where information from the cedants indicate better than expected results. We recorded net positive development of $22.1 million on property reinsurance, primarily from the 2007 year, offset by adverse development of $13.5 million on the marine and energy lines of business. The adverse development originated primarily from one marine contract which covered a number of separate individual risk losses at the end of 2007.

•	The final settlement of prior period reinsurance reserves on a number of contracts resulting in a net favorable development of $11.7 million.

•

Favorable development of $17.0 million arising from reductions in reinsurance premium estimates of $46.0 million. Changes in premium estimates occur on prior year contracts each year as we receive additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development is offset by a decrease in earned premium net of acquisition costs of $24.2 million, resulting in a net loss of $7.2 million.

•	Net favorable development for our Bermuda/Dublin insurance segment of $22.6 million arising from the re-estimation of liabilities principally on property business.

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

Changes in loss estimates principally arise from changes in underlying reported, incurred and paid claims data on contracts. Other assumptions used in our process, such as inflation, change infrequently in the reserving process and we do not perform a sensitivity analysis of changes in these assumptions. Given the variety of assumptions and judgments involved in establishing reserves for losses and benefits on our insurance and reinsurance and U.S. specialty portfolios, we have not designed and maintained a system to capture and quantify the financial impact of changes in each of our underlying individual assumptions and judgments.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2008, 2007 and 2006, please refer to Note 6 of our audited consolidated financial statements included herein.

Life and annuity reinsurance benefit reserve process

Our life and annuity reinsurance benefit and claim reserves are compiled by our life and annuity actuaries on a contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. We establish and review our life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. We establish and maintain our life and annuity reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable.

Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. We establish these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. We determine whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and a life and annuity benefit is recognized at that time.

There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2008, 2007 and 2006.

The assumptions used to determine claim reserves are best estimate assumptions and are reviewed no less than annually. The assumptions are un-locked if they result in a material reserve change. We establish these assumptions based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

Investments

We own a trading portfolio and an available for sale portfolio of fixed maturities securities. The trading portfolio comprises the fixed maturities securities held by our Max at Lloyd’s segment. We record both investment portfolios at fair value on our balance sheet. For our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income as a realized gain or loss. For our available for sale portfolio, the unrealized gain or loss is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the markets perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, fixed maturities’ amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available for sale investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

In order to reduce the likelihood of needing to sell our available for sale investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances and can access our credit facility, which is described in Note 17 of our audited consolidated financial statements. We believe we have the ability to hold those available for sale securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time we would expect to realize an other than temporary impairment on an available for sale security is if there were concern about receiving the interest payments and the maturity value of the investment. We perform regular reviews of our available for sale fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we recognized other than temporary impairment charges through net income of $16.9 million, $1.1 million and $nil during the years ended December 31, 2008, 2007 and 2006, respectively.

We utilize dynamic financial analysis to determine our overall asset and liability risk and the potential for adverse scenarios producing projected losses and potential adverse cash flow. This analysis is accomplished through a stochastic simulation of future periods with each asset and liability cash flow individually modeled. This 5000 path stochastic simulation utilizes the expected volatility of each of our individual asset and liability cash flows. We construct our asset portfolio based on the expected cash flows from our liability portfolio. Fixed maturities securities are purchased to meet cash flows along the entire maturity spectrum of the liabilities. In our dynamic financial analysis modeling we assume that alternative investments will liquidate in years five through ten, so fixed maturities securities are purchased to meet liability cash flows in years one through five and for liability cash flows beyond ten years. Our liability cash flows are highly variable. Because of this risk, we maintain a significant cash balance, which has consistently exceeded $250.0 million. We have also generated over $250.0 million of positive operating cash flow in each of the five years ended December 31, 2008.

We adopted Financial Accounting Standard No. 157, “Fair Value Measurements”, or FAS 157, as of January 1, 2008. FAS 157 establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

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

Fair value prices for all securities in our fixed maturities portfolio are independently provided by both our investment custodian and our investment managers, which each utilize nationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian and our validation process includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

The independent pricing services used by our investment custodian and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the FAS 157 hierarchy.

Our investments in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net gains on alternative investments and recognized in net income. The units of account that we fair value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 3 in the FAS 157 hierarchy. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda. Based upon information provided by the fund managers, at December 31, 2008, we estimate that over 87.0% of the underlying assets in the funds are publicly traded securities or have broker quotes available.

We, together with Alstra, have designed ongoing due diligence processes with respect to funds and their managers, which processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. Such adjustments may involve significant management judgment.

Certain of our funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. Based on the review process applied by management, a reduction of $2.0 million was made to the net asset values reported by the fund managers as at December 31, 2008 to adjust the carrying value of the funds to our best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2008, we reclassified all of our alternative investments from Level 2 to Level 3. The increase in the use of gates, side-pockets, and a decline in the level of observable activity resulted in an increase in the use of unobservable inputs and management judgment in estimating fair value.

Alternative investments classified as Level 3 total $749.2 million, or 99.4% of our total alternative investments, and 13.4% of total invested assets as of December 31, 2008.

Additional information about the fair values of alternative investments can be found in Note 3 to our audited consolidated financial statements included herein.

As at December 31, 2008, our Max Diversified alternative investment portfolio contained 37 underlying investments in 10 different strategies. We focus on risk, as opposed to return, in the selection of each of our alternative investments. This causes us to select individual alternative investments that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual alternative investments into a portfolio of alternative investments. By combining investments with moderate volatility and low correlations, we aim to achieve an alternative investment portfolio within Max Diversified that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

We have attempted to construct our alternative investment portfolio to have less risk, as measured by standard deviation of return, than a common stock portfolio, which is the equity investment choice of many insurance organizations. For the five years ended December 31, 2008, our Max Diversified alternative investment portfolio has produced an annual standard deviation of return of 6.81% compared to the annual standard deviation of return of 11.86% for the HFRI Fund of Funds Composite Index and 12.81% for the S&P 500 Index. The annualized five year return on our Max Diversified alternative investment portfolio of 3.08% compares to the HFRI Fund of Funds Composite Index return of 2.02% and the S&P 500 Index return of negative 2.80% for the same period, and with lower volatility as measured by standard deviation. There is significant risk in all our investment activities, and the results of our alternative investment portfolio will vary over time with the investment markets. With the exception of 2008, our Max Diversified alternative investments have produced positive results for every annual period since inception and have shown approximately one-half the volatility of the S&P 500 Index.

	Annual Return
Year	Max Diversified	HFRI Fund of Funds Composite Index	S&P 500 Index
2008	(19.38)%	(20.97)%	(37.00)%
2007	16.78%	10.25%	5.49%
2006	6.30%	10.39%	11.85%
2005	5.88%	7.49%	3.00%
2004	9.81%	6.86%	10.87%

Despite the lower volatility of the alternative investment portfolio there is potential for losses, as there is for any investment portfolio. We approach our investment strategies based on long term performance and believe the annualized five year return of our Max Diversified portfolio of 3.08% demonstrates a superior return profile compared to other alternative investment vehicles.

Investments in reinsurance private equities, where we have a meaningful ownership position and the ability to exercise significant influence over operating and financial policies of the investee, are carried under the equity method of accounting. Under this method, we initially record the investments at cost and periodically adjust the carrying values to recognize our proportionate share of income or loss and dividends from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by our investments carried under the equity method of accounting could result in losses. At December 31, 2008, our total investment in reinsurance private equity was an interest in Grand Central Re of $4.5 million.

See Note 2 to our audited consolidated financial statements included herein for our significant accounting policies.

Results of Operations

We monitor the performance of our underwriting operations in five segments:

•

Bermuda/Dublin reinsurance—This segment generally offers property and casualty quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	Bermuda/Dublin insurance—This segment generally offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•	U.S. specialty—This segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

•

Max at Lloyd’s—This segment generally offers property, personal accident, financial institutions, and professional liability coverage through the Syndicates. This segment comprises our proportionate share of the underwriting results of those Lloyd’s syndicates and the results of our managing agent, Max at Lloyd’s.

•

Life and annuity reinsurance—This segment operates out of Bermuda only and generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

We also have a corporate function that manages our investment, financing and other administrative activities.

The U.S. specialty and the Max at Lloyd’s segments each have their own portfolio of fixed maturities investments. The investment income earned by each of these segments is reported in the respective segment.

Invested assets relating to the Bermuda/Dublin reinsurance, Bermuda/Dublin insurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio are allocated to our corporate function for the purposes of segment reporting. The investment returns for our strategic private equity reinsurance investment are allocated entirely to the corporate function.

Results of Underwriting Operations

Bermuda/Dublin Reinsurance Segment

	2008	% change	2007	% change	2006
	In millions of U.S. Dollars
Gross premiums written	$419.5	21.5%	$345.2	(18.5)%	$423.6
Reinsurance premiums ceded	(92.4)	107.2%	(44.6)	26.3%	(35.3)

Net premiums written	327.1	8.8%	300.6	(22.6)%	388.3

Net premiums earned(a)	341.8	9.2%	312.9	(26.0)%	422.8

Net investment income	36.1	(12.2)%	41.1	6.5%	38.6
Net (losses) gains on alternative investments	(51.1)	(196.4)%	53.0	162.4%	20.2

Total revenues	326.8	19.7%	407.0	(15.5)%	481.6

Net losses and loss expenses(b)(c)	218.8	26.3%	173.3	(41.5)%	296.0
Acquisition costs(c)	51.3	(15.8)%	60.9	(21.2)%	77.3
Interest expense	7.5	(37.0)%	11.9	N/A	(3.8)
General and administrative expenses(c)	28.6	0.7%	28.4	20.9%	23.5

Total losses and expenses	306.2	11.5%	274.5	(30.2)%	393.0

Income before taxes	$20.6	(84.5)%	$132.5	49.5%	$88.6

Loss ratio(b)/(a)	64.0%		55.4%		70.0%
Combined ratio(c)/(a)	87.4%		83.9%		93.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2008	% of Premium Written	Year Ended December 31, 2007	% of Premium Written	Year Ended December 31, 2006	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Agriculture	$80.5	19.2%	$1.0	0.3%	$—	0.0%
Aviation	31.5	7.5%	34.1	9.9%	35.4	8.4%
Excess liability	10.2	2.4%	16.7	4.8%	66.9	15.8%
Medical malpractice	77.1	18.4%	53.1	15.4%	53.4	12.6%
Other	1.9	0.5%	6.0	1.7%	8.2	2.0%
Professional liability	38.7	9.2%	33.7	9.8%	60.7	14.3%
Property and property catastrophe	99.3	23.7%	89.2	25.8%	67.5	15.9%
Marine and energy	12.8	3.0%	47.1	13.6%	29.2	6.9%
Whole account	12.9	3.1%	15.1	4.4%	43.5	10.3%
Workers compensation	54.6	13.0%	49.2	14.3%	58.8	13.8%

	$419.5	100.0%	$345.2	100.0%	$423.6	100.0%

Gross premiums written. Gross premiums written for the year ended December 31, 2008 were in line with our plan for the year. We believe our diversified product line provides us with flexibility to take advantage of the opportunities available in the market. In 2008, we saw attractive opportunities in the agriculture, medical malpractice and property and property catastrophe lines. The $79.5 million increase in agriculture business written was the result of a combination of attractive opportunities and strong agriculture market conditions, which may not continue in future periods. The decrease in excess liability and marine and energy premiums were consistent with our plan and is principally a consequence of maintaining our underwriting discipline in a softer market. We believe market conditions for 2009 are pointing towards improvements in pricing for short tail lines of business and then as the year progresses, improvements in longer tail casualty lines of business.

Gross premiums written for the year ended December 31, 2008 include premium estimate adjustments on prior year contracts, which decreased gross premiums written by $46.0 million, compared to a decrease of $9.3 million in 2007. The largest adjustments were due to cedants writing less business than originally expected due to a change in market conditions. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we continue to monitor actual premium received in conjunction with correspondence from the ceding client and we obtain further client estimates. Gross premiums written also include reinstatement premiums of $10.8 million principally triggered by property catastrophe losses incurred during the year ended December 31, 2008.

For the year ended December 31, 2007, gross premiums written decreased by 18.5% compared to the same period in 2006. Gross premiums written for excess liability, professional liability, whole account and workers compensation lines decreased in total by $115.1 million largely as a result of the non-renewal of four contracts and the restructuring of two reinsurance contracts at renewal. In addition, there was a reduction of $9.3 million in premium estimates on contracts written in prior periods. This reduction included a $15.2 million adjustment to previously recognized additional premiums on one contract where we are entitled to additional premiums should losses exceed pre-determined, contractual thresholds. Based on updated information received from the client in 2007, our estimate of losses was adjusted downwards, resulting in a corresponding adjustment to premiums. These decreases were partially offset by growth in property and property catastrophe and marine and energy business where pricing remained at levels satisfactory to us.

We continue to monitor pricing and market trends closely and changes to our premium mix reflect the risk types where we believe our price requirements and terms and conditions are being met. As a result, our gross reinsurance premium volume and mix may vary from period to period. In addition, changes in client appetite for risk retentions will vary with reinsurance market conditions and general economic conditions, and may also cause fluctuations in our premium volume and mix.

Reinsurance premiums ceded. The increase in reinsurance premiums ceded for the year ended December 31, 2008 compared to the year ended December 31, 2007 was principally attributable to increases of $13.1 million, $9.2 million and $8.1 million of quota share premiums ceded for our workers compensation, medical malpractice, and agriculture product lines, respectively, corresponding to the associated growth in gross premiums written for those product lines. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions. Reinstatement premiums ceded triggered by property catastrophe losses during the year ended December 31, 2008 were $1.7 million, compared to $nil for the year ended December 31, 2007.

The increase in premiums ceded for the year ended December 31, 2007 compared to the same period in 2006 was principally attributable to a reinsurance quota share treaty that is utilized to manage our retained exposure on our property business. We also purchased additional excess of loss protection for our property and aviation reinsurance business in the year ended December 31, 2007.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and life and annuity reinsurance segments.

Net losses and loss expenses. The increase in both net losses and the loss ratio in 2008 is principally attributable to higher property catastrophe losses, partly offset by a greater amount of favorable prior year loss reserve development compared to 2007. The principle components of the net loss for 2008 were the following:

•	Hurricane-related losses, net of reinsurance, of $47.0 million, which contributed 13.8 percentage points to the loss ratio;

•

Net favorable loss reserve development of $68.1 million arising from the re-estimation of liabilities from our quarterly and annual actuarial review process and the final settlement of prior period reinsurance reserves. Favorable development reflects the lower than expected claims emergence on prior year contracts. The majority of the favorable development occurred on 2005 and prior years. Lines of business with the largest favorable development were professional liability ($25.8 million), whole account ($15.1 million), property and property catastrophe ($22.1 million), and general liability ($9.5 million). The only line of business with adverse development was marine and energy, with $13.5 million;

•

Favorable development of $17.0 million arising from changes in reinsurance premium estimates of $46.0 million. This favorable development was more than offset by decreases in earned premium net of acquisition costs of $24.2 million, and resulted in a $7.2 million reduction in net income; and

•	An increase of approximately 5.0 percentage points to the current year accident year loss ratio due to the soft market conditions and higher than expected agriculture losses.

The decrease in both net losses and the loss ratio in 2007 compared to 2006 was principally attributable to no property catastrophe losses, partly offset by a greater amount of favorable prior year loss reserve development compared to 2006. Net losses were $173.3 million for the year ended December 31, 2007 compared to $296.0 million for the year ended December 31, 2006, a decrease of 41.5%. The principal components of the net loss for 2007 were the following:

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

•

Adverse development of $20.0 million on a marine reinsurance quota share contract that had losses in relation to the 2005 hurricanes. As a result of this development, the contract has reached the aggregate limit; and

•

During the year ended December 31, 2007, we received information on a number of contracts that indicated lower than expected losses. As a result, we recognized $5.0 million in favorable development of prior year reserves. These contracts contained provisions for the adjustment of ceding commissions within a range based on losses incurred on the contract. As a result, the favorable development was largely offset by additional acquisition costs.

For 2007, the increase in our property and property catastrophe business as a percentage of total net earned premiums in a year with lower than expected large loss events resulted in a decline in our average loss ratio for the segment, partially offset by the purchase of additional excess of loss reinsurance in 2007.

Net losses and loss expenses for the year ended December 31, 2006 included net favorable development on prior year reserves of $10.2 million. This included $4.3 million arising from changes in premium estimates and $6.7 million from the re-estimation of liabilities. The $6.7 million net favorable development principally related to our 2003 excess liability insurance products, which developed more favorably than originally estimated. Accordingly, we reduced gross reserves by $35.5 million and losses recoverable from reinsurers by $15.0 million, to reflect the change in estimates. In addition, there was partially offsetting adverse development on the property and casualty reinsurance business, including $8.6 million in relation to 2005 hurricane losses.

Acquisition costs. The decrease in acquisition costs for the year ended December 31, 2008 compared to the year ended December 31, 2007, is principally attributable to changes in our business mix, with the largest impact resulting from lower acquisition costs in our agriculture product line. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

Acquisition costs decreased by 21.2% for the year ended December 31, 2007 compared to the same period in 2006. The percentage decrease in acquisition costs is lower than the percentage decrease in net premiums earned due to the adjustment of the ceding commission on a number of contracts as described in the losses section above.

Interest expense. Interest expense for the year ended December 31, 2008 includes $4.9 million on the funds withheld on the variable quota share retrocession agreement with Grand Central Re compared to $9.3 million of expense for the year ended December 31, 2007. The interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices.

Interest expense for the year ended December 31, 2007 includes $9.3 million of interest expense pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re for the year ended December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. Offsetting the interest expense for the year ended December 31, 2006 was a reduction of $12.0 million in interest expense related to a non risk-bearing contract for which the ultimate loss estimate was reduced.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 remained stable compared to the 2007 year, contributing to the decline in our combined ratio as net premiums earned increased.

General and administrative expenses increased 20.9% for the year ended December 31, 2007 compared to the 2006 year. The increase partially reflected an increasingly mature book of business and the additional claims and underwriting staff hired since December 31, 2006, in order to service a larger client base. The increase also reflected higher incentive based compensation stemming from the net income generated by this segment for the year ended December 31, 2007.

Income before taxes. The $111.9 million decrease in income before taxes between the year ended December 31, 2008 and the year ended December 31, 2007 is principally attributable to the year-over-year decrease in gains on alternative investments of $104.1 million and the 3.5 percentage point increase in the segment’s combined ratio.

Income before taxes increased $43.9 million for the year ended December 31, 2007 compared to the same period in 2006. Major components of the increase were $15.2 million release of net loss reserves related to an agreement to settle a large block of prior period reserves and the net favorable development of $16.0 million on various lines of business. Additionally, the 16.97% return on alternative investments for the year ended December 31, 2007 compared to a 6.96% return in the year ended December 31, 2006, accounted for $32.8 million of the increase. Partially offsetting these increases was the increase in interest expense of $15.7 million compared to the prior year.

Bermuda/Dublin Insurance Segment

	2008	% change	2007	% change	2006
	In millions of U.S. Dollars
Gross premiums written	$389.4	1.7%	$382.9	(3.5)%	$396.6
Reinsurance premiums ceded	(198.1)	(1.9)%	(202.0)	3.9%	(194.5)

Net premiums written	191.3	5.7%	180.9	(10.5)%	202.1

Net premiums earned(a)	182.0	(8.8)%	199.6	0.9%	197.9

Net investment income	18.4	14.3%	16.1	8.1%	14.9
Net (losses) gains on alternative investments	(23.5)	(264.3)%	14.3	180.4%	5.1
Other income	1.1	N/A	—	N/A	—

Total revenues	178.0	(22.6)%	230.0	5.6%	217.9

Net losses and loss expenses(b)	142.1	(7.6)%	153.8	23.8%	124.2
Acquisition costs	(2.8)	(133.3)%	(1.2)	N/A	(0.1)
General and administrative expenses	21.1	8.8%	19.4	24.4%	15.6

Total losses and expenses(c)	160.4	(6.7)%	172.0	23.1%	139.7

Income before taxes	$17.6	(69.7)%	$58.0	(25.8)%	$78.2

Loss ratio(b)/(a)	78.1%		77.1%		62.8%
Combined ratio(c)/(a)	88.2%		86.2%		70.6%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2008	% of Premium Written	Year Ended December 31, 2007	% of Premium Written	Year Ended December 31, 2006	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Aviation	$53.1	13.6%	$40.9	10.7%	$21.9	5.6%
Excess liability	123.5	31.7%	131.5	34.3%	162.8	41.0%
Professional liability	159.1	40.9%	157.5	41.1%	150.9	38.0%
Property	53.7	13.8%	53.0	13.9%	61.0	15.4%

	$389.4	100.0%	$382.9	100.0%	$396.6	100.0%

Gross premiums written. Premium volume in this segment for the year ended December 31, 2008 was consistent with our plan and has remained stable compared to the years ended December 31, 2007 and 2006. As a result of increased competition on our excess liability business, we did not renew a number of our excess liability contracts where pricing fell below our risk/return requirements, resulting in the downwards trend of excess liability since 2006. This trend has been partly offset by growth in our aviation and professional liability business in each of 2007 and 2008. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded were principally related to quota share treaties that we utilize to manage our retained exposure, and, therefore, will tend to fluctuate in line with gross premiums written. The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2008 was 50.9% compared to 52.8% for the year ended December 31, 2007. The decreased ratio is principally related to the decrease in the percentage ceded under several of our reinsurance quota share treaties and the decrease in the cost of excess of loss reinsurance.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2007 was 52.8% compared to 49.0% for the year ended December 31, 2006. The increase in premiums ceded, despite the decrease in gross premiums written, were principally related to increasing the percentage ceded to our property quota share treaty and to reinstatement premiums recognized in relation to our aviation excess of loss reinsurance contracts that were triggered by aviation losses, including a Brazilian airline crash, in 2007.

Net investment income and net (losses) gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and life and annuity reinsurance segments.

Net losses and loss expenses. The increase in the loss ratio in 2008 is principally attributable to higher property catastrophe and per-risk losses, partly offset by a greater amount of favorable prior year loss reserve development compared to 2007. Hurricanes in the United States resulted in net losses of $5.4 million and $nil for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, net favorable loss reserve development on prior year reserves was $22.6 million, compared to $8.8 million in 2007. The lines of business with the largest favorable development in 2008 were property ($18.3 million) and aviation ($2.0 million). In 2007 the lines of business with the largest favorable development were property ($5.7 million) and excess liability ($1.7 million). The greater proportion of aviation business written in 2008 has also resulted in an increase in our current accident year loss ratio for this segment.

Losses were $153.8 million for the year ended December 31, 2007 compared to $124.2 million for the year ended December 31, 2006, an increase of 23.8%. During the year ended December 31, 2007, we recorded $8.8 million net favorable development on reserves compared to net favorable development of $20.5 million on reserves for the year ended December 31, 2006. The favorable development in 2007 was partially offset by a net loss of $5.6 million stemming from aviation losses in 2007.

Acquisition costs. Acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers.

General and administrative expenses. The increase in general and administrative expenses in each of 2008 and 2007 compared to the preceding year, resulted principally from additional claims and underwriting staff added over the course of 2008 and 2007 in order to service a growing base of clients and higher expense associated with the vesting of long-term stock-based compensation.

Income before taxes. The decrease in income before taxes for the year ended December 31, 2008 compared to the year ended December 31, 2007 is principally attributable to the year-over-year decrease in gains on alternative investments of $37.8 million, together with the 2.0 percentage point increase in the combined ratio resulting principally from the increase in general and administrative expenses.

The decrease in income before income taxes for the year ended December 31, 2007 compared to the year ended December 31, 2006 is principally attributable to the 15.6% percentage point increase in the combined ratio resulting principally from increased net losses and loss expenses and general and administrative expenses, partially offset by the year-over-year increase in gains on alternative investments of $9.2 million.

U.S. Specialty Segment

Our U.S. specialty segment, which comprises the underwriting operations of our U.S.-based business, commenced underwriting activities in April 2007, with 2008 being the first full year of operations. Comparisons between periods are difficult due to the start-up nature of this segment, may not be meaningful and are not necessarily representative of future trends.

	2008	% change	2007
	(In millions of U.S. Dollars)
Gross premiums written	$194.3	303.1%	$48.2
Reinsurance premiums ceded	(118.7)	243.1%	(34.6)

Net premiums written	75.6	455.9%	13.6

Net premiums earned(a)	43.8	N/A	4.0
Net investment income	7.2	20.0%	6.0
Net realized losses on fixed maturities	(0.5)	N/A	—
Other income	0.3	N/A	—

Total revenues	50.8	408.0%	10.0

Net losses and loss expenses(b)(c)	30.4	N/A	3.3
Acquisition costs(c)	3.0	N/A	0.4
General and administrative expenses(c)	27.2	56.3%	17.4

Total losses and expenses	60.6	187.2%	21.1

Loss before taxes	$(9.8)	(11.7)%	$(11.1)

Loss ratio(b)/(a)	69.4%		82.0%
Combined ratio(c)/(a)	138.5%		N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)). For the 2007 year, due to the start-up nature of the segment, the calculated combined ratio does not provide a meaningful result and is therefore shown as N/A.

	Year Ended December 31, 2008	% of Premium Written	Year Ended December 31, 2007	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Property	$95.8	49.3%	$34.7	72.0%
General casualty	59.8	30.8%	12.3	25.5%
Marine	38.7	19.9%	1.2	2.5%

	$194.3	100.0%	$48.2	100.0%

Gross and net premiums written and earned. Gross premiums written and ceded increased substantially in 2008 compared to 2007 and reflect the growth of this segment in its first full year of operations. Our gross premiums written exceeded our plan for the year ended December 31, 2008, with strong growth in the last quarter of the year as we continue to expand and diversify our client base. The mix of business written by type of risk in 2008 was in line with our expectations. Reinsurance premiums ceded for the U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We continue to purchase substantial reinsurance protection while we build out this operation. However, assuming gross premiums written are in line with our plan, we anticipate that the ratio of premiums ceded to gross premiums written will continue on a downwards trend for the next several years.

Net investment income. Net investment income relating to the U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the year ended December 31, 2008 was 4.59% compared to 5.08% for the year ended December 31, 2007.

Net losses and loss expenses. The absolute increase in net losses and loss expenses of $27.1 million is consistent with the increase in net premiums earned, while the loss ratio of 69.4% has improved by 12.6 percentage points, compared to the year ended December 31, 2007. As our U.S. specialty segment has grown, we have purchased substantial reinsurance coverage in order to protect our capital base. Accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written, which has the effect of increasing the net loss ratio. We believe this effect will naturally decrease as gross premiums written volume increases and the ratio of reinsurance ceded to gross premiums written decreases. Losses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin reinsurance and insurance segments. Losses recognized in the years ended December 31, 2008 and 2007 related to hurricane events were $5.0 million and $nil, respectively, net of reinsurance recoveries.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, which have grown in line with the growth in gross premiums written, but have also decreased throughout 2008 as a percentage of net earned premiums, as expected. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Loss before taxes. In line with expectations for this segment, net premiums earned grew at a significantly higher rate than general and administrative expenses during the year ended December 31, 2008, bringing the combined ratio down to 138.5%. As a result, the net loss before taxes has improved by $1.3 million compared to the year ended December 31, 2007. As our net earned premium grows, we expect the combined ratio to move more in line with our other segments.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our UK-based operating businesses acquired on November 6, 2008, which are primarily the underwriting operations of our proportionate share of Syndicates 1400, 2525 and 2526. The results of operations for the Max at Lloyd’s segment are consolidated only from the November 6, 2008 date of acquisition. We provide 100%, 2.0% and 36.4% of the capacity for Syndicates 1400, 2525 and 2526, respectively, for the 2008 year of account.

For the period from November 6 to December 31, 2008, our Max at Lloyd’s segment produced a loss before taxes of $0.1 million, with gross premiums written of $8.8 million.

Given the November 6, 2008 timing of the acquisition date, the results of this segment were not significant to us for the year ended December 31, 2008. Pursuant to a pre-existing quota share reinsurance agreement, 70% of Syndicate 1400’s net results for the 2007 and 2008 years of account are reinsured with the previous owner of Max UK.

Life and Annuity Reinsurance Segment

	2008	% change	2007	% change	2006
	In millions of U.S. Dollars
Gross premiums written	$242.2	(19.8)%	$301.9	570.9%	$45.0
Reinsurance premiums ceded	(0.5)	N/A	(0.5)	(28.6)%	(0.7)

Net premiums written	241.7	(19.8)%	301.4	580.4%	44.3

Net premiums earned	241.7	(19.8)%	301.4	580.4%	44.3

Net investment income	40.0	(18.0)%	33.9	16.9%	29.0
Net (losses) gains on alternative investments	(100.9)	(266.2)%	60.7	165.1%	22.9

Total revenues	180.8	(54.3)%	396.0		96.2

Claims and policy benefits	301.5	(12.8)%	345.6	344.2%	77.8
Acquisition costs	(0.1)	(108.3)%	1.2	(29.4)%	1.7
Interest expense	6.8	(1.4)%	6.9	32.7%	5.2
General and administrative expenses	2.9	3.6%	2.8	(6.7)%	3.0

Total benefits and expenses	311.1	(12.7)%	356.5	306.5%	87.7

(Loss) income before taxes	$(130.3)	(429.9)%	$39.5	364.7%	$8.5

Number of transactions written	3		6		1

Our life and annuity reinsurance segment writes life and annuity reinsurance transactions when attractive opportunities arise. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period to period comparisons are not necessarily representative of future trends.

We wrote three life and annuity contracts during the year ended December 31, 2008 with gross premiums written totaling $239.6 million, each covering a closed block of pension annuities for existing clients. For the year ended December 31, 2007, we wrote six reinsurance contracts, each covering closed blocks of pension annuities, compared to one contract written in 2006. Of the gross premiums written in 2007, $207.9 million was from new clients and $91.4 million was from existing clients.

Apart from the components related to the contracts incepting during the years ended December 31, 2008, 2007 and 2006, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and net (losses) gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and Bermuda/Dublin insurance segments.

Claims and policy benefits. Claims and policy benefits relating to the life and annuity reinsurance segment were $301.5 million for the year ended December 31, 2008, of which $239.6 million related to the contracts incepting during the year, compared to claims and policy benefits of $345.6 million for the year ended December 31, 2007, of which $299.3 million related to the contracts incepting during the year. Excluding the contracts incepting during each year, benefits were $61.9 million for the year ended December 31, 2008 compared to $46.3 million for the year ended December 31, 2007. The increase reflects additional reinsured policy claims payments associated with the $238.4 million of reinsurance premiums written in the last quarter of 2007 and the $94.3 million of reinsurance premiums written in the first half of 2008.

For the years ended December 31, 2007 and 2006, excluding the contracts incepting during each year, benefits were $46.3 million and $36.0 million, respectively. The increase reflected the additional reinsured policy claims payments associated with the six reinsurance contracts written during 2007.

(Loss) income before taxes. Loss before taxes for the year ended December 31, 2008 was $130.3 million compared to income before taxes of $39.5 million for the year ended December 31, 2007. The results are primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we write, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $169.8 million decrease in income before taxes for the year ended December 31, 2008 compared to the year ended December 31, 2007, was the $161.6 million year-over-year decrease in net gains on alternative investments. Similarly, the principal contributor to the $31.0 million increase in income before taxes for the year ended December 31, 2007 compared to the year ended December 31, 2006 was the $37.8 million year-over-year increase in net gains on alternative investments.

Corporate Function

The results of operations for the corporate function discussed below include the net investment income, net losses and gains on alternative investments, and net realized losses on fixed maturities for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis for purposes of ease of discussion.

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	2008	% change	2007	% change	2006
	In millions of U.S. Dollars
Net investment income	$181.6	(3.5)%	$188.2	25.5%	$150.0
Net (losses) gains on alternative investments	(233.0)	(224.8)%	186.7	120.2%	84.8
Net realized losses on fixed maturities	(18.9)	372.5%	(4.0)	(31.0)%	(5.8)
Net realized gain on retirement of senior notes(1)	2.2	N/A	—	N/A	—
Other (expense) income(1)	(0.1)	(114.3)%	0.7	N/A	1.0
Interest expense(1)	(21.8)	(8.8)%	(23.9)	92.7%	(12.4)
Foreign exchange losses(1)	(10.3)	N/A	—	N/A	—
General and administrative expenses(1)	(45.1)	16.5%	(38.7)	(12.2)%	(44.1)

(1)	Amounts are not included in segment results.

Net investment income. The decrease in net investment income, which excludes realized gains and losses, was principally attributable to the decrease in interest rates on cash and cash equivalents and the increase in cash held for the year ended December 31, 2008 compared to the year ended December 31, 2007. The average annualized investment yield on the cash, fixed maturities and funds withheld by clients for the year ended December 31, 2008 was 4.35% compared to 4.96% for the year ended December 31, 2007. The balance of cash and cash equivalents increased significantly during 2008, increasing by $551.7 million to $949.4 million at December 31, 2008. This increase can be attributed principally to two factors, the desire to maintain high levels of liquidity in the current investment environment, and significant cash redemptions received from the alternative investment portfolio which has not been reinvested.

Net investment income from our cash and fixed maturities portfolio for the year ended December 31, 2007 increased $38.2 million compared to the year ended December 31, 2006. The increase was principally attributable to the growth in the cash and fixed maturities portfolio from $3,470.0 million at December 31, 2006 to $4,060.9 million at December 31, 2007, together with an increase in yield on the fixed maturities portfolio. The average annualized investment yield on the cash, fixed maturities investments and funds withheld by clients for the year ended December 31, 2007 was 4.96% compared to 4.73% for the year ended December 31, 2006.

Net (losses) gains on alternative investments. Net losses on the alternative investment portfolio were $233.0 million, or a negative 19.27% rate of return, for the year ended December 31, 2008 compared to a net gain of $186.7 million, or a 16.97% rate of return, for the year ended December 31, 2007. These returns include gains of $0.5 million and $2.4 million from our private equity reinsurance investment for the year ended December 31, 2008 and 2007, respectively. The remainder of our alternative investments comprises the Max Diversified portfolio.

The return for Max Diversified was negative 19.38% for the year ended December 31, 2008, compared to the HFRI Fund of Funds Composite Index returning negative 20.97%. The year ended December 31, 2008 experienced a continuation of tight credit conditions, a slumping U.S. housing market and slowing economic growth, culminating in unprecedented U.S. and foreign government intervention in the financial markets. These highly volatile market conditions had a greater than anticipated negative impact on our Max Diversified portfolio. The investment environment was challenging across a broad range of industries and particularly hard on equity asset classes, with the S&P 500 Index experiencing a negative 37.0% rate of return for the year ended December 31, 2008.

All but one of the alternative investment strategies we employed experienced negative returns during the year ended December 31, 2008. The largest contributors by investment strategy to the loss for the current period were the long/short equity and the event-driven arbitrage strategies. As of December 31, 2008, 38.5% and 9.9% of our alternative investments were allocated to long/short equity and event-driven arbitrage strategies, respectively. The long/short equity strategy typically entails the purchase of common stock of companies in a particular sector with perceived strong fundamentals and sell common stock of companies in the same sector that are perceived to have deteriorating fundamentals. The strategy attempts to create investment returns through superior stock selection based upon fundamental analysis rather than creating returns based simply upon upward price direction of the overall stock market. The event-driven arbitrage strategy typically entails the purchase of securities of a company involved in a significant corporate event. Event-driven arbitrage funds will typically employ merger arbitrage techniques along with traditional arbitrage techniques for companies that are spinning off divisions, going through reorganizations or undergoing other significant corporate events. In previous periods these strategies contributed to significant out-performance; however, this growth also led to increasing concentration in these strategies. We began to reduce our concentration in these strategies at the start of the third quarter, but market conditions slowed the pace of rebalancing the portfolio. The increase in market volatility, the increased volatility of alternative investments in general, as well as the decrease in market liquidity has led to a higher risk of a large decline in value in any given time period.

We intend to continue rebalancing the portfolio in 2009, to reduce our allocation to alternative investments to within a target range of 10% to 15% of total investable assets, and to move towards a more market neutral/absolute return portfolio, with increased diversification by strategy and underlying Fund. These actions will be made in accordance with new investment guidelines adopted in October 2008, which may be amended from time to time. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks. In the current investment environment, the process of rebalancing the portfolio may take longer as redemption requests may take longer to be realized. See “Business—Alternative Investments.”

Net gains on the alternative investment portfolio for the year ended December 31, 2007, were $186.7 million, or a 16.97% rate of return, including a gain of $2.4 million from our private equity reinsurance investment, compared to $84.8 million, or a 6.96% rate of return, including a gain of $10.0 million from our private equity reinsurance investments, for the year ended December 31, 2006. For 2007, the return from our Max Diversified portfolio was 16.78%. This return compares to the returns available in the capital markets as represented by the Merrill Lynch Master Bond Index returning 7.17%, the Standard & Poor’s 500 Index returning 5.49% and the HFRI Fund of Funds Composite Index returning 10.25% in 2007.

Each alternative investment strategy we employed was profitable during the year ended December 31, 2007. Alternative investment strategies principally contributing to the gains in the 2007 year were the event-driven arbitrage and long/short equity strategies, which returned 36.14% and 26.94%, respectively. Contributing to the returns were meaningful gains from a variety of long and short sub-prime mortgage positions taken by several of the underlying funds in our Max Diversified portfolio. As at December 31, 2007, 16.1% and 25.4% of our alternative investments were allocated to the event-driven arbitrage and long/short equity strategies, respectively.

Net realized losses on fixed maturities. As of December 31, 2008, our total fixed maturities portfolio is split into two portfolios: the first is a trading portfolio that was acquired as part of our Max UK acquisition; the second is our available for sale portfolio which remains the same portfolio that was previously known as our fixed maturities portfolio. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income as net realized gains or losses, all of which are reported within our Max UK segment. Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed under Financial Condition below. Net realized losses on our fixed maturities portfolios for the years ended December 31, 2008, 2007 and 2006, were $18.9 million, $4.0 million and $5.8 million, respectively.

Included in net realized losses for the years ended December 31, 2008, 2007 and 2006, were other than temporary impairment charges of $16.9 million, $1.1 million and $nil, respectively, on securities for which we believe there is significant doubt over the ultimate recoverability of the maturity value. We perform regular reviews of our available for sale fixed maturities portfolio in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates.

Included in net realized losses for the year ended December 31, 2008 was a $3.8 million realized loss on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of our holdings of U.S. government securities. Net realized losses for the year ended December 31, 2007 includes $1.7 million of gross realized losses resulting from the sale of fixed maturities triggered by an agreement to settle a block of prior period reserves.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The Max Bermuda $225.0 million swap loan and the Max Capital $150.0 million revolving credit facility loan, both described below under “Financial Condition—Bank Loans,” each bear interest at a rate based on LIBOR plus a spread. We also had $100.0 million in senior notes outstanding throughout 2008 that were issued in April 2007, mature in April 2017 and bear interest at 7.20%. Interest expense for 2008 decreased compared to 2007 primarily due to the impact of decreased LIBOR interest rates, partially offset by the $36.6 million increase in outstanding debt as of December 31, 2008 compared to December 31, 2007.

Interest expense was $23.9 million for the year ended December 31, 2007 compared to $12.4 million for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 increased primarily due to the $219.8 million increase in outstanding debt at December 31, 2007 compared to the same period in 2006.

Foreign exchange losses. Foreign exchange losses for the year ended December 31, 2008 of $10.6 million arose in connection with the purchase of Max UK. We purchased British pounds in advance of the acquisition of Max UK and before the transaction closed the value of the British pound dropped significantly relative to the U.S. dollar. Foreign exchange gains and losses for the years 2007 and 2006 were not significant to our operating results.

General and administrative expenses. The increase in general and administrative expense for the year ended December 31, 2008 compared to 2007 was principally related to professional fees associated with acquisition activity during the year. The decrease in general and administrative expenses during the year ended December 31, 2007 compared to 2006 was principally related to a decrease in professional fees.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $5,356.9 million at December 31, 2008 compared to $5,122.6 million at December 31, 2007, an increase of 4.6%. The increase in cash resulted principally from the acquisition of Max UK, which had significant cash balances in excess of the purchase price; net redemptions from alternative investments during the year; life and annuity gross premiums written, which are fully received at inception; and a reduced level of fixed maturities purchases.

We own a trading portfolio and an available for sale portfolio of fixed maturities securities. We record both investment portfolios at fair value on our balance sheet. On our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income as a net realized gain or loss. On our available for sale portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances, such as credit rating changes, and changes in industry specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolios is to tailor the maturities of the portfolios to the timing of expected loss and benefit payments. At maturity, absent any credit loss, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell available for sale fixed maturity securities before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

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

The only time we would expect to realize an other than temporary impairment on a fixed maturity security is if we believed there was significant uncertainty about receiving the interest payments and the maturity value of the investment. We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we recognized an other than temporary impairment charge through net income of $16.9 million during the year ended December 31, 2008.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During the years ended December 31, 2008 and 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources as described below. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2008. We believe our investment exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At December 31, 2008, securities with significant exposure to sub-prime borrowers totaled $34.3 million in fair value, $45.6 million in amortized cost and $45.7 million in par value for a net unrealized loss of $11.3 million. By fair value, 61.7% of these securities are AAA-rated, 20.2% AA-rated, and 18.1% are A-rated. The weighted average life of these securities is 2.7 years. As of December 31, 2008, we have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio, if and when deemed necessary.

Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of December 31, 2008.

	Weighted Average Life in Years	AAA Senior Tranche	Credit Rating AAA Junior Tranche	AA	A	BBB+ or lower	Amortized Cost	Fair Value
	(In millions of U.S. Dollars)
By Vintage Year
Fixed maturities with sub-prime mortgage exposure
Pre-2005	3.6	$2.3	$0.4	$5.4	$—	$—	$8.1	$7.1
2005	4.1	1.5	—	3.4	—	—	4.9	3.2
2006	2.4	16.3	4.6	—	9.3	—	30.1	22.4
2007	2.5	2.5	—	—	—	—	2.5	1.6

Total	2.7	$22.6	$5.0	$8.8	$9.3	$—	$45.6	$34.3

Fixed maturities with Alt-A mortgage exposure
Pre-2005	5.3	$6.0	$—	$—	$—	$—	$6.0	$4.8
2005	1.6	—	16.8	—	—	—	16.8	11.0
2006	0.7	—	6.0	—	—	3.1	9.1	8.1

Total	2.0	$6.0	$22.8	$—	$—	$3.1	$31.9	$23.9

Total	2.5	$28.6	$27.8	$8.8	$9.3	$3.1	$77.5	$58.2

As described in Note 3 of our audited consolidated financial statements, our fixed maturities investments and our alternative investments are carried at fair value.

Fair value prices for all securities in our fixed maturities portfolio are independently provided by both our investment custodian and our investment managers, which each utilize nationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian and our validation process includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

The independent pricing services used by our investment custodian and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates.

Our investment in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. The units of account that we value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

We, together with Alstra, have designed ongoing due diligence processes with respect to funds and their managers, which processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. Such adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

We are able to redeem the alternative investments held through Max Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which Max Diversified is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annually, annual, or longer basis, depending on the fund.

Certain funds may have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. In the current financial market environment, we have experienced an increase in the number of funds which have imposed gates, and the Company believes it is likely that this trend will continue.

The majority of our alternative investment portfolio remains highly liquid and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs or change our timetable for reducing our allocation to alternative investments. Based upon information provided by the fund managers, as of December 31, 2008, we estimate that over 87.0% of the underlying assets held by our alternative investment funds are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our scheduled December 31, 2008 redemptions of $98.1 million, none of which are gated, $95.4 million were received in cash prior to February 19, 2009. The fair value of our holdings in funds with gates imposed as at December 31, 2008 were $42.7 million, and are included in the table below.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at December 31, 2008, the fair value of our alternative investments held in side-pockets is $113.4 million. Due to the uncertainty surrounding the timing of the sale of the underlying assets within side-pockets, the estimated timing of liquidity presented in the table below is subject to change.

Had we requested full redemptions for all of our holdings in the funds, the table below indicates our best estimate of the earliest date from December 31, 2008 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change, particularly in the current economic environment.

	As at December 31, 2008
	Fair Value	% of Alternative Investments
	(in thousands)
Liquidity
Within 90 days	$57,297	7.6%
Between 91 to 120 days	$171,957	23.0%
Between 121 to 180 days	$253,785	33.9%
Between 181 to 270 days	$12,264	1.6%
Greater than 270 days	$253,905	33.9%

Total	$749,208	100.0%

Although we believe that our significant cash balances, fixed maturities investments, and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the alternative investments, our ability to do so may be impaired by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business.”

Additional information about the alternative investments can be found in Note 3 to our audited consolidated financial statements included herein.

Liabilities for property and casualty losses. Property and casualty losses totaled $2,938.2 million at December 31, 2008 compared to $2,333.9 million at December 31, 2007, an increase of 25.9%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2008, and the acquisition of Max UK, partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the year ended December 31, 2008, we paid $279.1 million in property and casualty losses and recorded gross favorable development on prior period reserves of $118.0 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,367.0 million at December 31, 2008 compared to $1,203.5 million at December 31, 2007. The increase was principally attributable to the reinsurance contracts written in the year ended December 31, 2008, which increased life and annuity benefits by $239.6 million, partially offset by movements in foreign exchange rates. During the year ended December 31, 2008, we paid $102.8 million of benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $846.6 million at December 31, 2008 compared to $578.3 million at December 31, 2007, an increase of 46.4%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the year ended December 31, 2008, recoveries associated with hurricane losses, and the acquisition of Max UK.

At December 31, 2008, 81.2% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and a further 4.6% are rated “A-”. The remaining 14.2% of losses recoverable are with “NR—not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 12.5% of our losses recoverable at December 31, 2008. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 119.8% of its loss recoverable obligations.

Bank loans. In February 2003, Max Bermuda completed a sale of 127,549 shares of its subsidiary, Max Diversified, to a third party financial institution, or the Bank, for a fair value of $150.0 million, or the notional amount. Simultaneous with the sale, Max Bermuda entered into a total return swap with the Bank whereby Max Bermuda receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The terms of the share sale obligate the Bank to sell the shares to Max Bermuda and give Max Bermuda the right to repurchase the shares at fair value at termination of the total return swap. On February 28, 2007, Max Bermuda amended the swap transaction. The notional amount under the swap was increased to $235.0 million, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300.0 million; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits Max Bermuda to accelerate the swap termination date to a business day no earlier than February 28, 2009. Max Bermuda pledged cash and Max Diversified shares with a combined fair value of $123.9 million at December 31, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at Max Bermuda’s option or in the event that Max Bermuda fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

Under GAAP, the non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, or swap loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. At December 31, 2008, the notional amount of the swap loan was approximately $225.0 million.

On April 2, 2007, Max USA completed the acquisition of Max Specialty. On April 3, 2007, Max Capital borrowed $50.0 million and Max USA borrowed $100.0 million under their revolving credit facility, in connection with the acquisition and capitalization of Max Specialty. Max USA repaid the $100.0 million borrowed under their revolving credit facility with the proceeds of the issuance of $100.0 million of senior notes. As of December 31, 2008, the $50.0 million loan to Max Capital remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of December 31, 2008, the interest rate was 4.56% and resets on April 10, 2009.

On October 20, 2008, Max Capital borrowed $100.0 million under our revolving credit facility in connection with the acquisition and capitalization of Max UK. As of December 31, 2008, $100.0 million remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of December 31, 2008, the interest rate was 4.63% and resets on April 20, 2009.

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility. On December 30, 2008, Max USA repurchased $8.5 million principal amount of these notes, leaving a principal amount of $91.5 million outstanding as of December 31, 2008.

Shareholders’ equity. Our shareholders’ equity decreased to $1,280.3 million at December 31, 2008 from $1,583.9 million at December 31, 2007, a decrease of 19.2%, principally due to the net loss of $175.3 million, the repurchase of common shares of $109.8 million, a decrease in accumulated other comprehensive income of $25.1 million, and payments of dividends of $20.4 million during the year ended December 31, 2008.

Liquidity. We generated $508.7 million of cash from operations during the year ended December 31, 2008 compared to $252.5 million for the year ended December 31, 2007. The increase in cash from operations is principally due to gross premiums written during the year ended December 31, 2008. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

The casualty business we write generally has a long claim-tail, and we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves and life and annuity benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 5.0 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and loss expenses paid in any period could vary from our expectations and could have a significant and adverse effect on operating cash flow.

While we tailor our fixed maturities portfolios to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. In recent quarters our cash balance has increased as we have elected to maintain a larger cash position in the current investment environment. Our cash and cash equivalents balance is $949.4 million at December 31, 2008. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2008. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2008, Max Bermuda had approximately $1,200.0 million in statutory capital and surplus and met all minimum solvency and liquidity requirements. Max Bermuda returned $221.5 million of capital and surplus to Max Capital during the year ended December 31, 2008.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of December 31, 2008, we have three letter of credit facilities totaling $695.0 million with an additional $200.0 million available subject to certain conditions. On that date, we had $490.3 million in letters of credit and a $150.0 million unsecured loan outstanding under these facilities. We also have a GBP 90.0 million letter of credit facility supporting our funds at Lloyd’s commitments, of which GBP 63.6 million is utilized as of December 31, 2008. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at December 31, 2008.

The amount which Max Capital provides as FAL is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution of the payment of dividends.

Capital resources. At December 31, 2008, our capital structure consisted of common equity. Total capitalization amounted to $1,280.3 million as compared to $1,583.9 million at December 31, 2007, a decrease of 19.2%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our financial obligations.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $91.5 million remains outstanding at December 31, 2008. The senior notes are guaranteed by Max Capital. As of December 31, 2008, the senior notes had a senior unsecured debt rating of “Baa2” by Investors Service, Inc. or Moody’s, “bbb-” by A.M. Best, “BBB+” by Fitch, Inc., or Fitch, and “BBB-” by Standard & Poor’s Ratings Services, or S&P, all with a stable outlook, except S&P which has a positive outlook. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

On February 12, 2008, May 5, 2008, August 5, 2008 and October 31, 2008, Max Capital’s board of directors declared a shareholder dividend of $0.09 per share payable on March 11, 2008, May 30, 2008, September 2, 2008 and December 1, 2008 respectively, to shareholders of record on February 26, 2008, May 16, 2008, August 19, 2008 and November 17, 2008, respectively. On February 10, 2009, Max Capital’s board of directors declared a dividend of $0.09 per share payable on March 10, 2009 to shareholders of record on February 24, 2009. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

As of December 31, 2008, the financial strength ratings of our non-Lloyd’s reinsurance and insurance subsidiaries were “A-” by A.M. Best, “A” by Fitch, and “A3” by Moody’s. The Syndicates share the Lloyd’s market rating of “A+” by S&P, “A” by A.M. Best, and “A+” by Fitch. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

No off-balance sheet arrangements. We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$233,550	$6,840	$226,710	$—	$—
Revolving credit facility loan obligations	154,366	154,366	—	—	—
Senior notes	147,569	6,592	13,182	13,182	114,613
Operating lease obligations	25,353	4,785	9,846	6,087	4,635
Property and casualty losses	2,938,171	828,883	740,147	698,379	670,762
Life and annuity benefits	2,468,963	115,547	218,710	203,827	1,930,879
Deposit liabilities	248,853	97,025	78,375	11,400	62,053

Total	$6,216,825	$1,214,038	$1,286,970	$932,875	$2,782,942

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

The amounts in this table represent our gross estimates of known liabilities as of December 31, 2008 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements at December 31, 2008 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

Financial Accounting Standard No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007.

Financial Accounting Standard No. 141(R)—Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations,” or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FAS 141(R) will have a material impact on our consolidated financial statements.

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

Financial Accounting Standard No. 163—Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued Financial Accounting Standard No. 163 “Accounting for Financial Guarantee Insurance Contracts—an Interpretation of FASB Statement No. 60,” or FAS 163. FAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FAS 60, “Accounting and Reporting by Insurance Enterprises.” FAS 163 does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities or financial guarantee contracts that are derivative instruments within the scope of FAS 133. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the statement was issued. Except for those disclosures, early application is prohibited. We do not expect the adoption of FAS 163 will have a material impact on our consolidated financial statements.

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

As of December 31, 2008, 98.1% of the securities held in our fixed maturities portfolios were rated BBB-/Baa3 or above. Our current policy is not to purchase securities rated lower than BBB-/Baa3 and to maintain a minimum weighted average credit rating quality of AA2/Aa. At December 31, 2008, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.9% or approximately $142.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 5.3% or approximately $192.6 million.

With respect to our alternative investment portfolio, although our fund advisor is contractually obligated to abide by our investment guidelines, we do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by our fund managers. However, we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk, as opposed to return, in the selection of each of our alternative investments. This causes us to select individual alternative investments that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual alternative investments into a portfolio of alternative investments. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve an alternative investment portfolio within Max Diversified that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

At December 31, 2008, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.9%, or approximately $142.1 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 5.3%, or approximately $192.6 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. At December 31, 2008, our alternative investment portfolio’s VaR was estimated to be 15.0% at the 99.0% level of confidence and with a three-month time horizon.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under Item 15.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Part A—Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of Max Capital’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

Part B—Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required in response to this Item is contained under the captions “Proposal One—Election Of Directors Of The Company,” “Composition, Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, to be filed on or about March 16, 2009, with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “Max Capital Group Ltd. Code of Business Conduct and Ethics,” that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.maxcapgroup.com . We will disclose any material changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.maxcapgroup.com or by filing a Form 8-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Employment Agreements,” “2008 Incentive Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

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

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit	Description
3(i).1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

3(i).2	Certificate of Incorporation of Max USA (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

3(ii).1	Amended and Restated Bye-laws of Max Capital (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

3(ii).2	Bylaws of Max USA (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.5	Form of Junior Subordinated Debt Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.6	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.7	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.8	Certificate of Trust (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.9	Declaration of Trust (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.10	Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

4.11	Trust Agreement (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.12	Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

Exhibit	Description
4.13	Max Capital Group Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

4.14	Max Capital Group Ltd. Employee Stock Purchase Plan for U.S. Taxpayers (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.15	Max Capital Group Ltd. Employee Stock Purchase Plan for Non-U.S. Taxpayers (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.16	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement (333-62006) filed with the SEC on May 31, 2001).

4.17	Amendment to the 2000 Stock Incentive Plan, approved in May 2002. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Amendment to the 2000 Stock Incentive Plan, approved in April 2005. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.1	Shareholders’ Agreement, dated as of December 22, 1999, among Max Capital, Max Bermuda and certain other signatories (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement (333-62006) filed with the SEC on May 31, 2001).

10.2	Employment Agreement, effective as of November 13, 2006 and executed December 8, 2006, by and between Max Capital and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2006).

10.3	Retirement and Separation Agreement, dated as of March 6, 2007, between Keith S. Hynes and Max Capital (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2007).

10.4	Employment Agreement, dated as of July 27, 2007, by and between Max Capital and Peter A. Minton (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.5	Employment Agreement, dated as of July 27, 2007, by and between Max Capital and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.6	Employment Agreement, dated as of July 27, 2007, by and between Max Bermuda and Angelo M. Guagliano (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.7	Employment Agreement, dated as of December 8, 2006, by and between Max USA and Stephen J. Vaccaro, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8	Credit Agreement, dated as of August 7, 2007, among Max Bermuda and Max Capital, as borrowers, various financial institutions as the lenders, ING Bank N.V., London Branch and Citibank, NA, as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2007).

Exhibit	Description
10.9	First Amendment Agreement, dated September 16, 2008 and effective September 23, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2008).

10.10	Second Amendment Agreement, dated October 1, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 06, 2008).

10.11	Credit Agreement, dated December 22, 2006, by and between Max Bermuda as borrower and The Bank of Nova Scotia as the Lender (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.12	Amendment No. 1 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.13	Amendment No. 2 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Company’s Current Report on From 8-K filed with the SEC on December 22, 2008

10.14	Letter of Credit Reimbursement Agreement, dated as of November 23, 2004, between Max Bermuda and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 29, 2004).

10.15	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Bermuda (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

10.16	Total Return Swap Confirmation, dated as of February 18, 2003, between Max Bermuda and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.17	Amendment, dated February 28, 2007, to the Total Return Swap Confirmation, dated as of February 18, 2003, between Max Bermuda and Canadian Imperial Bank of Commerce(incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18	Second Amended and Restated Customer Agreement and Trading Authorization, dated as of February 14, 2006, between Max Diversified and Alstra Capital Management, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit	Description
10.19	Amendment No. 1 to Second Amended and Restated Customer Agreement and Trading Authorization between Max Diversified Strategies Ltd. and Alstra Capital Management, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008).

10.20	Amendment No. 2 to Second Amended and Restated Customer Agreement and Trading Authorization between Max Diversified Strategies Ltd. and Alstra Capital Management, LLC, as previously amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 25, 2008).

10.21	Purchase Agreement, dated April 11, 2007, by and between Max USA, Max Capital, as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.22	Indenture, dated April 15, 2007, among Max USA, as issuer, Max Capital, as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.23	Officer’s Certificate of Max USA, dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.24	Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

10.25	Form of Employee Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.26	Form of Employee Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.27	Form of Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.28	Form of Director Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.29	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report of Form -10Q for the quarter ended March 31, 2008).

10.30	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report of Form -10Q for the quarter ended March 31, 2008).

10.31	Form of Stock Option agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report for the year ended December 31, 2007).

10.32	Model Director Restricted Stock Award Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the quarter ended March 31, 2007).

10.33	Share Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2008).

Exhibit	Description
10.34	Credit Facility Agreement, dated October 13, 2008, by and among Max Capital Group Ltd. as initial account party, applicant and guarantor, ING Bank N.V., London Branch, as agent, issuing bank and security trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2008).

21.1	Schedule of Group Companies.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Capital (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Capital furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Capital furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CAPITAL GROUP LTD.

/s/ W. Marston Becker
W. Marston Becker
Chief Executive Officer

February 19, 2009

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

/s/ W. Marston Becker	/s/ Joseph W. Roberts
W. Marston Becker Chief Executive Officer and Director (Principal executive officer)	Joseph W. Roberts Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 19, 2009	Date: February 19, 2009

/s/ Zack H. Bacon III	/s/ Gordon Cheesbrough
Zack H. Bacon III Director	Gordon Cheesbrough Director

Date: February 19, 2009	Date: February 19, 2009

/s/ K. Bruce Connell	/s/ Willis T. King, Jr.
K. Bruce Connell Director	Willis T. King, Jr. Director

Date: February 19, 2009	Date: February 19, 2009

/s/ William Kronenberg III	/s/ James H. MacNaughton
William Kronenberg III Director	James H. MacNaughton Director

Date: February 19, 2009	Date: February 19, 2009

/s/ Peter A. Minton	/s/ Steven M. Skala
Peter A. Minton Director	Steven M. Skala Director

Date: February 19, 2009	Date: February 19, 2009

/s/ Mario P. Torsiello	/s/ James L. Zech
Mario P. Torsiello Director	James L. Zech Director

Date: February 19, 2009	Date: February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Capital Group Ltd.:

We have audited the accompanying consolidated balance sheets of Max Capital Group Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Capital Group Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Max Capital Group Ltd.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda

February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Capital Group Ltd.:

We have audited Max Capital Group Ltd.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Max Capital Group Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Max Capital Group Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Max Capital Group Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda

February 19, 2009

MAX CAPITAL GROUP LTD.

Consolidated Balance Sheets

December 31, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2008	2007
Assets
Cash and cash equivalents	$949,404	$397,656
Fixed maturities, trading at fair value	61,820	—
Fixed maturities, available for sale at fair value	3,592,039	3,663,226
Alternative investments, at fair value	753,658	1,061,734
Accrued interest income	52,882	49,100
Premiums receivable	554,845	432,965
Losses and benefits recoverable from reinsurers	846,622	578,333
Deferred acquisition costs	51,337	44,187
Prepaid reinsurance premiums	192,889	130,071
Trades pending settlement	85,727	112,423
Other assets	110,772	68,834

Total assets	$7,251,995	$6,538,529

Liabilities
Property and casualty losses	$2,938,171	$2,333,877
Life and annuity benefits	1,366,976	1,203,509
Deposit liabilities	219,260	220,513
Funds withheld from reinsurers	164,157	169,263
Unearned property and casualty premiums	574,134	439,581
Reinsurance balances payable	160,686	99,221
Accounts payable and accrued expenses	81,916	58,892
Bank loans	375,000	330,000
Senior notes	91,364	99,779

Total liabilities	5,971,664	4,954,635

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized; 55,805,790 (2007 - 57,515,075) shares issued and outstanding	55,806	57,515
Additional paid-in capital	763,391	844,455
Accumulated other comprehensive loss	(45,399)	(20,341)
Retained earnings	506,533	702,265

Total shareholders’ equity	1,280,331	1,583,894

Total liabilities and shareholders’ equity	$7,251,995	$6,538,529

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2008	2007	2006
Revenues
Gross premiums written	$1,254,250	$1,078,286	$865,197
Reinsurance premiums ceded	(414,047)	(281,696)	(230,546)

Net premiums written	$840,203	$796,590	$634,651

Earned premiums	$1,170,248	$1,074,173	$875,244
Earned premiums ceded	(356,738)	(256,268)	(210,236)

Net premiums earned	813,510	817,905	665,008
Net investment income	181,624	188,206	150,030
Net (losses) gains on alternative investments	(232,993)	186,721	84,750
Net realized losses on fixed maturities	(18,859)	(4,017)	(5,798)
Net realized gain on retirement of senior notes	2,245	—	—
Other income	1,458	745	1,021

Total revenues	746,985	1,189,560	895,011

Losses and expenses
Net losses and loss expenses	393,745	330,394	420,219
Claims and policy benefits	301,526	345,602	77,750
Acquisition costs	52,379	61,360	78,933
Interest expense	36,089	42,663	13,832
Foreign exchange losses	9,873	25	6
General and administrative expenses	127,459	106,689	86,283

Total losses and expenses	921,071	886,733	677,023

(Loss) Income before taxes	(174,086)	302,827	217,988
Income tax expense (benefit)	1,232	(422)	1,100

Net (loss) income	(175,318)	303,249	216,888

Change in net unrealized gains and losses on available for sale securities, net of tax	9,882	369	(30,441)
Foreign currency translation adjustment	(34,940)	978	3,772

Comprehensive (loss) income	$(200,376)	$304,596	$190,219

Basic earnings per share	$(3.10)	$5.06	$3.64

Diluted earnings per share(1)	$(3.10)	$4.75	$3.43

(1)	In accordance with FAS 128, diluted earnings per share calculations use weighted average common shares outstanding-basic, when in a net loss position.

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2008	2007	2006
Common shares
Balance—beginning of year	$57,515	$60,277	$58,829
Issue of shares	2,439	1,527	1,449
Repurchase of shares	(4,148)	(4,289)	(1)

Balance—end of year	55,806	57,515	60,277

Additional paid-in capital
Balance—beginning of year	844,455	933,292	906,810
Issue of common shares, net	4,379	3,449	10,054
Stock based compensation expense	20,248	17,780	16,445
Repurchase of shares	(105,691)	(110,066)	(17)

Balance—end of year	763,391	844,455	933,292

Loans receivable from common share sales
Balance—beginning of year	—	—	(465)
Loans granted	—	—	—
Loans repaid	—	—	465

Balance—end of year	—	—	—

Accumulated other comprehensive (loss) income
Balance—beginning of year	(20,341)	(21,688)	4,981
Holding losses on available for sale securities arising in year, net of tax	(5,327)	(3,630)	(36,239)
Net realized losses on available for sale securities included in net income, net of tax	15,209	3,999	5,798
Currency translation adjustments	(34,940)	978	3,772

Balance—end of year	(45,399)	(20,341)	(21,688)

Retained earnings
Balance—beginning of year	702,265	418,180	215,565
Net (loss) income	(175,318)	303,249	216,888
Dividends paid	(20,414)	(19,164)	(14,273)

Balance—end of year	506,533	702,265	418,180

Total shareholders’ equity	$1,280,331	$1,583,894	$1,390,061

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2008	2007	2006
Operating activities
Net (loss) income	$(175,318)	$303,249	$216,888
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock based compensation	20,248	17,780	16,445
Amortization of premium on fixed maturities	5,095	5,146	6,052
Accretion of deposit liabilities	4,507	4,607	(6,513)
Net losses (gains) on alternative investments	232,993	(186,721)	(84,750)
Net realized losses on fixed maturities	18,859	4,017	5,798
Net realized gain on retirement of senior notes	(2,245)	—	—
Changes in:
Accrued interest income	(3,498)	(10,178)	(6,290)
Premiums receivable	(52,844)	(42,076)	7,777
Losses and benefits recoverable from reinsurers	(223,188)	(37,102)	(84,368)
Deferred acquisition costs	2,934	4,877	19,951
Prepaid reinsurance premiums	(55,801)	(25,698)	(20,950)
Trades pending settlement	26,696	24,140	(131,998)
Other assets	(3,006)	(3,607)	(15,284)
Property and casualty losses	373,625	(11,348)	329,077
Life and annuity benefits	200,434	252,601	41,336
Funds withheld from reinsurers	(5,106)	(85,460)	(17,269)
Unearned property and casualty premiums	84,563	4,128	(6,500)
Reinsurance balances payable	46,934	19,715	(11,275)
Accounts payable and accrued expenses	12,799	14,405	15,049

Cash from operating activities	508,681	252,475	273,176

Investing activities
Purchases of fixed maturities	(964,606)	(1,459,417)	(1,108,748)
Sales of fixed maturities	438,634	428,522	555,918
Redemptions of fixed maturities	514,988	466,988	165,119
Net sales of alternative investments	75,083	190,824	245,376
Acquisition of subsidiaries, net of cash acquired	103,155	(28,400)	—

Cash from (used in) investing activities	167,254	(401,483)	(142,335)

Financing activities
Net proceeds from issuance of common shares	6,818	4,976	11,503
Repurchase of common shares	(109,839)	(114,355)	(18)
Net proceeds from bank loans	45,000	120,000	10,000
Net (repayment) proceeds from issuance of senior notes	(8,415)	99,497	—
Dividends paid	(20,414)	(19,164)	(14,273)
Additions to deposit liabilities	16,681	19,253	25,587
Payments of deposit liabilities	(23,000)	(9,630)	(40,013)
Notes and loans repaid	—	—	465

Cash (used in) from financing activities	(93,169)	100,577	(6,749)

Effects of exchange rate changes on foreign currency cash	(31,018)	4,192	3,772
Net increase (decrease) in cash and cash equivalents	551,748	(44,239)	127,864
Cash and cash equivalents, beginning of year	397,656	441,895	314,031

Cash and cash equivalents, end of year	$949,404	$397,656	$441,895

Supplemental Disclosure of Cash Flow Information
Interest paid	$21,416	$21,514	$12,384

Taxes paid	$199	$1,879	$1,430

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

1. General

Max Capital Group Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”), is a Bermuda headquartered global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland, the United States and the United Kingdom. The Company underwrites a diversified portfolio of risks and serves clients ranging from Fortune 1000 companies to small owner-operated businesses. The Company also provides reinsurance for the life and annuity market when opportunities arise.

Max Capital was incorporated on July 8, 1999 under the laws of Bermuda. Max Capital’s principal operating subsidiary is Max Bermuda Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda.

The Company’s non-Lloyd’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited and Max Insurance Europe Limited. In November 2008, Max Capital completed the acquisition of Max UK Holdings Ltd. (“Max UK”) which, through Lloyd’s Syndicates 1400, 2525 and 2526 (the “Syndicates”), underwrites a diverse portfolio of specialty risks including property catastrophe, financial institutions, personal accident, employers’ and public liability, and professional liability business. Max UK’s operations are based primarily in London, England.

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

2. Summary of significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the financial statements of Max Capital Group Ltd. and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements include the results of operations and cash flows of Max UK since the date of acquisition of November 6, 2008 and not any prior periods (including for comparative purposes), except with respect to the supplemental pro forma information included within Note 4. The Company’s attributable share of the transactions, assets and liabilities of Syndicates 1400, 2525 and 2526 have been included in the consolidated financial statements.

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(a) Basis of presentation—(Continued)

management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile investment and foreign currency markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Certain reclassifications have been made to the prior year reported amounts to conform to the current year presentation. In particular, funds withheld were reclassified to be presented in other assets on the consolidated balance sheets, and unearned stock grant compensation was reclassified to be presented as a component of additional paid-in capital on the consolidated balance sheets and on the consolidated statements of changes in shareholders’ equity.

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

Certain contracts that the Company writes are retrospectively rated and additional premium is due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and the only element of management judgment involved is with respect to the estimate of the amount of losses that the Company expects to be ceded. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the policy period. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Certain contracts that the Company writes, particularly the property and casualty catastrophe reinsurance risks, provide for reinstatement of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured. The Company accrues for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(b) Premium revenue recognition—(Continued)

recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time losses are recorded and are earned on a pro-rata basis over the coverage period.

Life and annuity

The Company’s life and annuity reinsurance products focus on existing blocks of business and typically take the form of co-insurance structures, where the risk is generally reinsured on the same basis as that of the original policy. In a co-insurance transaction, the Company receives a percentage of the gross premium charged to the policyholder by the client, less an expense allowance granted to the client, as the primary insurer. The Company writes life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, corporate owned life, term life, fixed annuities, annuities in payment and structured settlements.

Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

Premiums from annuity contracts without life contingencies are reported as annuity deposits. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholders’ account balances. The Company does not write any variable annuity reinsurance business.

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

(c) Investments

Investments in securities with fixed maturities are classified as either trading or available for sale. Trading securities are carried at fair value with any unrealized gains and

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(c) Investments—(Continued)

losses included in net income and reported as net realized gains and losses on fixed maturities. Available for sale securities are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on available for sale investments are recognized in net income using the specific identification method and include adjustments to the net realizable value of investments for declines in value that are considered other than temporary. Investment income is recognized when earned and includes interest income together with amortization of premium and discount on fixed maturities.

Alternative investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) a reinsurance private equity investment. Investments in limited partnerships and trading entities are carried at fair value as discussed in Note 3. The change in fair value is included in net gains or losses on alternative investments and recognized in net income. Investments in reinsurance private equity investments where the Company has a meaningful ownership position and significant influence over operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments. The Company’s share of income or loss from these investments is included in net gains or losses on alternative investments and recognized in net income.

(d) Fee revenue recognition

Management and advisory fees are earned as the services generating the fees are performed.

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

The Company relies on data reported by clients when calculating reserves. The quality of the data varies from client to client. On a periodic basis, the clients’ loss data is analyzed by the Company’s actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(e) Losses and benefits—(Continued)

data, claims audits and inquiries about the methods of establishing case reserves associated with large industry events. There is often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying the Company of the new or revised case reserves. When determining reserves, the Company also considers historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation.

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

Life and annuity benefits

The Company’s life and annuity reinsurance benefit and claim reserves are compiled on a contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable.

Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and a life and annuity benefit is recognized at that time.

The assumptions used to determine claim reserves are best estimate assumptions and are reviewed no less than annually. The assumptions are un-locked if they result in a material adverse change. The Company establishes these assumptions based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(e) Losses and benefits—(Continued)

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

(f) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants and ceding commissions paid to the Company’s clients and are net of ceding commissions recovered by the Company from its reinsurers. Acquisition costs are amortized over the period in which the related premiums are earned or, for universal life reinsurance contracts and for deferred annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future premium income, including investment income, by evaluating whether a loss is probable on the unexpired portion of policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income.

(g) Translation of foreign currencies

The reporting currency of the Company is the U.S. dollar. Assets and liabilities of foreign entities, whose functional currency is not the U.S. dollar, are translated at period end exchange rates. Revenue and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for foreign entities is included in accumulated other comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net income.

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

(j) Goodwill and intangible assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on an annual basis at December 31, or whenever

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(j) Goodwill and intangible assets—(Continued)

changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to fair value.

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

(m) Fair value of financial instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates. Fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit, and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect these fair value estimates.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(n) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balances sheets which are measured at the fair value of the instrument. The Company participates in derivative instruments to mitigate financial risks, principally arising from investment holdings. For these instruments, changes in assets or liabilities measured at fair value are recorded within net gains or losses on alternative investments in the consolidated statements of income and comprehensive income.

(o) Application of new accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure about fair value measurements. FAS 157 nullifies the guidance provided by EITF 02-3 that prohibits recognition of day one gains or losses on derivative transactions where model inputs that significantly impact valuation are not observable. In addition, FAS 157 prohibits the use of block discounts for large positions of unrestricted financial instruments that trade in an active market and requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities. FAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of FAS 157 are to be applied prospectively, except that the provisions related to block discounts and existing derivative financial instruments measured under EITF 02-3 are to be applied as a one-time cumulative effect adjustment to opening retained earnings in the year of adoption. The adoption of FAS 157 on January 1, 2008 has not had a material impact on the Company’s consolidated financial statements, apart from increased disclosure of fair value measurements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, the provisions of FAS 157 have not been applied to goodwill and other intangible assets held by the Company which are measured annually for impairment testing purposes only.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“FAS 159”). FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of Significant accounting policies—(Continued)

(o) Application of new accounting standards—(Continued)

fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007.

3. Investments

(a) The fair values and amortized cost of available for sale fixed maturities at December 31, 2008 and 2007 were as follows:

2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$362,391	$43,664	$—	$406,055
Non-U.S. Government	610,057	52,648	(1,912)	660,793
Corporate Securities	1,464,566	20,908	(59,037)	1,426,437
Other Corporate Securities	47,842	1,232	(477)	48,597
Asset and Mortgage-Backed Securities(1)	775,519	13,574	(38,929)	750,164
Collateralized Mortgage Obligations(1)	346,687	623	(47,317)	299,993

	$3,607,062	$132,649	$(147,672)	$3,592,039

2007	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$461,817	$11,318	$(2,626)	$470,509
Non-U.S. Government	548,806	379	(12,603)	536,582
Corporate Securities	1,392,649	8,659	(26,710)	1,374,598
Other Corporate Securities	17,413	44	(48)	17,409
Asset and Mortgage-Backed Securities(1)	756,493	4,086	(7,968)	752,611
Collateralized Mortgage Obligations(1)	510,180	4,767	(3,430)	511,517

	$3,687,358	$29,253	$(53,385)	$3,663,226

(1)	Included within Asset and Mortgage Backed Securities and Collateralized Mortgage Obligations are securities issued by U.S. Agencies with a fair value of $573,745 (2007—$305,016).

The available for sale fixed maturities portfolio includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007 and 2008, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history, or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

obligations, especially those that are non-investment grade. As a result, fixed maturity securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of the Company’s holdings in securities exposed to sub-prime mortgages are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources as discussed below. Fair value estimates are obtained from multiple sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. Should it become necessary to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as at December 31, 2008.

Management believes the Company’s investment exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of the Company’s investments. At December 31, 2008, securities with significant exposure to sub-prime borrowers totaled $34,317 in fair value, $45,489 in amortized cost, and $45,713 in par value. By fair value, 61.7% of these securities are AAA-rated, 20.2% AA-rated, and 18.1% are A-rated. Management has determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and cash flow testing.

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of available for sale fixed maturities at December 31, 2008 and 2007.

	2008		2007
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. Government and Agencies(1)	$979,800	27.3	$775,525	21.1
AAA and Non-U.S. Government	1,524,501	42.4	1,874,753	51.2
AA	396,229	11.0	409,058	11.2
A	621,996	17.3	564,174	15.4
BBB	59,432	1.7	39,716	1.1
BB	4,161	0.1	—	—
B or lower	5,920	0.2	—	—

	$3,592,039	100.0	$3,663,226	100.0

(1)	Included within U.S. Government and Agencies are U.S. Agency Mortgage Backed Securities with a fair value of $573,745 (2007—$305,016).

As of December 31, 2008, the Company held insurance enhanced asset and mortgage-backed securities in the amount of $119,551, which represented approximately 2.2% of the Company’s total invested assets. These securities are guaranteed by MBIA Insurance Corporation ($40,094), Financial Security Assurance, Inc. ($33,968), Ambac Financial Group ($9,142), and Financial Guaranty Insurance Company ($36,347). The Company does not have any significant investments in companies which guarantee securities at December 31, 2008.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(b) The maturity distribution for available for sale fixed maturities held at December 31, 2008 was as follows:

	Amortized Cost	Fair Value
Within one year	$367,404	$367,845
From one to five years	925,850	930,066
From five to ten years	494,494	471,408
More than ten years	1,819,314	1,822,720

	$3,607,062	$3,592,039

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(c) The Company endeavors to tailor the maturities of its available for sale fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period an available for sale security is held there will be periods, perhaps greater than twelve months, when the investment’s fair value is less than its cost resulting in unrealized losses. The Company has the intent and ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time the Company would expect to realize an other than temporary impairment on an available for sale fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its available for sale portfolio and utilizes a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. For the year ended December 31, 2008, the Company has recorded an other than temporary impairment of $16,887 which is entirely related to credit events. This charge is included in net realized losses on fixed maturities on the consolidated statements of income and comprehensive income.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

Of the total holding of 1,333 (2007—1,408) securities in the available for sale portfolio, 614 (2007—737) had unrealized losses at December 31, 2008. Available for sale fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2008 and 2007 were as follows:

	Less than 12 months		12 months or longer		Total
2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$—	$—	$—	$—	$—	$—
Non-U.S. Government	44,103	1,912	—	—	44,103	1,912
Corporate Securities	781,724	58,190	8,097	847	789,821	59,037
Other Corporate Securities	12,569	477	—	—	12,569	477
Asset and Mortgage-Backed Securities	191,093	38,275	4,002	654	195,095	38,929
Collateralized Mortgage Obligations	253,880	47,317	—	—	253,880	47,317

	$1,283,369	$146,171	$12,099	$1,501	$1,295,468	$147,672

	Less than 12 months		12 months or longer		Total
2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$41,037	$2,605	$3,964	$21	$45,001	$2,626
Non-U.S. Government	493,100	12,377	16,806	226	509,906	12,603
Corporate Securities	755,868	26,277	29,392	433	785,260	26,710
Other Corporate Securities	6,972	48	—	—	6,972	48
Asset and Mortgage-Backed Securities	331,995	7,820	5,622	148	337,617	7,968
Collateralized Mortgage Obligations	182,716	3,430	—	—	182,716	3,430

	$1,811,688	$52,557	$55,784	$828	$1,867,472	$53,385

(d) Investment income earned for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Interest earned on fixed maturities, cash and cash equivalents	$188,568	$193,430	$157,915
Interest earned on funds withheld	1,932	2,945	1,015
Amortization of premium on fixed maturities	(5,095)	(5,146)	(6,052)
Investment expenses	(3,781)	(3,023)	(2,848)

	$181,624	$188,206	$150,030

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(e) The net realized losses on fixed maturities and the change in net unrealized gains and losses on available for sale fixed maturities securities for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Net realized gains and losses:
Gross realized gains on available for sale securities	$9,465	$11,643	$11,143
Gross realized losses on available for sale securities	(28,832)	(15,660)	(16,941)
Net realized and unrealized gains and losses on trading securities	508	—	—

Net realized losses on fixed maturities	$(18,859)	$(4,017)	$(5,798)

Change in net unrealized gains and losses on available for sale securities	$9,109	$369	$(30,441)

For the year ended December 31, 2008, included in gross realized gains on available for sale securities is a realized loss of $3,794 on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of the Company’s holdings of U.S. government securities.

(f) The majority of the Company’s alternative investments at December 31, 2008 comprise a funds portfolio owned by Max Diversified and managed by Alstra Capital Management, LLC (“Alstra”), an affiliate of one of the Company’s directors. As of December 31, 2008, Max Diversified was invested in 37 underlying alternative investment funds (the “funds”) representing the following investment strategies: convertible arbitrage, distressed investing, diversified arbitrage, emerging market, event driven arbitrage, fixed income arbitrage, global macro, long/short credit, long/short equity, and opportunistic investing.

The Company is able to redeem the alternative investments held through Max Diversified on the same terms that the underlying funds can be redeemed. In general, the funds in which Max Diversified is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annually, annual, or longer basis, depending on the fund.

Certain funds may have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

Of the Company’s scheduled December 31, 2008 redemptions of $98,066, none of which are gated, $95,413 was received in cash prior to February 19, 2009. The fair value of our holdings in funds with gates imposed as at December 31, 2008 is $42,666 (2007—$  nil  ).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at December 31, 2008, the fair value of our alternative investments held in side-pockets is $113,382 (2007—$17,743).

The increase in market volatility and the increased volatility of alternative investments in general, as well as the decrease in market liquidity, has led to a higher risk of a large decline in value of alternative investments in any given time period.

Certain funds in the portfolio are managed by Moore Capital Management, LLC (“MCM”), an affiliate of certain of the Company’s shareholders. For the year ended December 31, 2008, the Company paid MCM $2,802 (2007—$6,930; 2006—$ 3,436) for investment management services. In addition, as the fund advisor of Max Diversified, Alstra earned $8,183 for the year ended December 31, 2008 (2007—$14,705; 2006—$8,896).

All investment fees incurred on the alternative investments are deducted from net gains on alternative investments in the accompanying consolidated statements of income and comprehensive income.

(g) In May 2001, the Company made an equity investment in Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company. The Company owns 7.5% of the ordinary shares of Grand Central Re. This investment is recorded using the equity method of accounting and is classified as an alternative investment in the accompanying consolidated balance sheets. At December 31, 2008, the Company’s investment in Grand Central Re is $4,450 (2007—$3,941).

Max Managers Ltd. provides Grand Central Re with insurance management services under an insurance management agreement. Fees for such services for the year ended December 31, 2008 were approximately $800 (2007—$800; 2006—$800) and are included in other income in the consolidated statements of income and comprehensive income.

Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda also entered into an aggregate stop loss reinsurance contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Bermuda on one of its underlying reinsurance contracts. This underlying contract was commuted and settled in 2007. Max Bermuda did not cede any new business to Grand Central Re in 2008, 2007 or 2006.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss reinsurance agreements with Grand Central Re:

	2008	2007	2006
Balance Sheet
Losses and benefits recoverable from reinsurers	$106,203	$117,752	$222,087
Deposit liabilities	26,273	28,292	29,137
Funds withheld from reinsurers	137,014	141,206	221,371
Reinsurance balances payable	24,603	23,025	25,133

	2008	2007	2006
Income Statement
Reinsurance premiums ceded	$1,939	$(387)	$3,238
Earned premiums ceded	1,939	(387)	3,238
Other income	800	800	830
Losses and benefits	(354)	(6,949)	1,801
Interest expense	9,178	13,919	9,354

The variable quota share retrocession agreement with Grand Central Re was principally written on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return interest rate indices. The interest expense recognized by the Company will fluctuate from period to period due to changes in the indices. The Company records the changes in interest expense through the consolidated statement of income and comprehensive income on a monthly basis.

The Company believes that the terms of the insurance management, quota share retrocession and aggregate stop loss reinsurance agreements are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

(h) Fair values of investments

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

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(h) Fair values of investments—(Continued)

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

The independent pricing services used by the Company’s investment custodian and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates.

Upon adoption of FAS 157 and at December 31, 2008, the Company determined that securities classified as Level 1 would include U.S. government securities and certain foreign government securities. Securities classified as Level 2 would include mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored agency securities, certain foreign government securities and all other fixed maturity securities.

Investments in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities (the “funds”) that invest in a wide range of financial products. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. The Company believes the reported net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(h) Fair values of investments—(Continued)

Level 3 in the FAS 157 hierarchy as of December 31, 2008. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

The Company, together with Alstra has designed ongoing due diligence processes with respect to funds and their managers, which processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value. Such adjustments may involve significant management judgment.

Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. Based on the review process applied by management, a reduction of $2,000 was made to the net asset values reported by the fund managers to adjust the carrying value of these funds to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2008, the Company reclassified all of its alternative investments from Level 2 to Level 3. The increase in the use of gates, side-pockets, and a decline in the level of observable activity resulted in an increase in the use of unobservable inputs and management judgment in estimating fair value.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
Fixed maturities	$129,147	$3,524,712	$—	$3,653,859
Alternative investments	—	—	749,208	749,208
Other assets (liabilities)	—	—	—	—

	$129,147	$3,524,712	$749,208	$4,403,067

The alternative investments above do not include a private equity investment of $4,450 in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(h) Fair values of investments—(Continued)

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the year ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	(89,284)	(552)	(89,836)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	552	552
Transfers in and/or out of Level 3	—	820,749	—	820,749

Ending balance at December 31, 2008	$—	$749,208	$—	$749,208

The amount of total gains or (losses) for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$—	$(201,362)	$—	$(201,362)

4. Business Combinations

(a) Max UK

On November 6, 2008, the Company acquired 100% of the outstanding and issued common shares of Max UK. Max UK, through its subsidiaries, underwrites property, personal accident, financial institutions, professional liability, and employers’ and public liability lines of business. Max UK operates in the Lloyd’s market through the Syndicates. A wholly-owned subsidiary of Max UK, Max at Lloyd’s Ltd., is the managing agent for the Syndicates. The Company participates in the Syndicates’ results through two corporate members, both are wholly-owned subsidiaries of Max UK. These corporate members together represent 100% of the participation in Syndicate 1400, and together represent 2% and 36% of the participation in Syndicates 2525 and 2526, respectively.

The acquisition of Max UK provides the Company with direct access to the Lloyd’s market, valuable and experienced underwriting teams, and expands the Company’s product line and geographic diversification. These factors resulted in a purchase price greater than the fair value of the tangible net assets acquired and the recognition of intangible assets.

The purchase price paid by the Company was $14,409, representing the tangible net assets acquired of $6,296 and intangible assets—syndicate capacity of $8,113. The purchase price remains subject to negotiation and finalization in accordance with the terms of the share purchase agreement and the Company estimates it may increase or decrease by up to $5,000. The Company has recorded its best estimate of the purchase price and is unable to

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

4. Business Combinations—(Continued)

(a) Max UK—(Continued)

estimate the likelihood of an increase or decrease to the purchase price. Any subsequent adjustment to the purchase price within the one year allocation period, will be recorded in the period it becomes known. The Company believes the most likely effect of a purchase price adjustment would be an equal adjustment to the carrying value of intangible assets.

The fair value of Max UK net assets acquired and allocation of purchase price is summarized as follows:

Total purchase price		$14,409
Assets acquired
Cash and investments	$208,860
Receivables	75,777
Other assets	20,695

Tangible assets acquired		305,332
Intangible asset—Syndicate capacity		8,113
Liabilities acquired
Net loss reserves	231,642
Unearned premiums, net of expenses	39,916
Other liabilities	27,478

Liabilities acquired		299,036

Excess purchase price—goodwill		$—

Syndicate capacity represents the Company’s authorized premium income limit to write insurance business in the Lloyd’s market. The capacity is renewed annually at no cost to the Company, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business under the syndicate capacity is indefinite with the premium income limit being set annually by the Company, subject to Lloyd’s approval. Syndicate capacity is estimated to have an indefinite useful life and is not subject to amortization.

Supplemental Pro Forma Information

Operating results of Max UK have been included in the consolidated financial statements from November 6, 2008, the date of acquisition. In accordance with FAS 141, the following selected unaudited pro forma information is provided to present a summary of the combined results of the Company and Max UK assuming the transaction had been effective January 1, 2007. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

	(unaudited)
	2008	2007
Gross premiums written	$1,365,601	$1,231,356
Net premiums earned	844,277	893,014
Total revenue	788,197	1,280,711
Net (loss) income	(171,726)	324,308
Basic earnings per share	(3.04)	5.41
Diluted earnings per share	(3.04)	5.08

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

4. Business Combinations—(Continued)

(b) Max America

On June 2, 2008, Max Specialty acquired 100% of the outstanding and issued common shares of Max America (formerly known as Commercial Guaranty Casualty Insurance Company), an Indiana-domiciled insurer. This transaction provides the Company with the ability to write admitted insurance business in all 50 U.S. states. In connection with the purchase, the Company acquired net assets with a fair value of $20,000 and recorded $12,000 of intangible assets. The intangible assets comprise insurance licenses and are included in other assets on the Company’s consolidated balance sheet.

At the date of acquisition, a party related to the seller (“the guarantor”) assumed all known, unknown and contingent liabilities of Max America relating to events occurring on or before the acquisition date. In addition, the guarantor entered into a reinsurance agreement to fully assume all outstanding loss reserves of Max America on the acquisition date. These loss reserves, and a reinsurance recoverable of the same amount, were recorded on the date of acquisition. To the extent the guarantor does not meet its obligation under these agreements, Max America remains liable for these liabilities.

(c) Max Specialty

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

At the date of acquisition, a party related to the seller (“the guarantor”) assumed all known, unknown and contingent liabilities of Max Specialty relating to events occurring on or before the acquisition date. In addition, the guarantor entered into a reinsurance agreement to fully assume all outstanding loss reserves of Max Specialty on the acquisition date. These loss reserves, and a reinsurance recoverable of the same amount, were recorded on the date of acquisition. To the extent the guarantor does not meet its obligation under these agreements, Max Specialty remains liable for these liabilities.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

5. Goodwill and intangible assets

Goodwill and intangible assets are included within other assets on the consolidated balance sheets. As discussed in Note 4, the Company recorded intangible assets of $12,000 for insurance licenses, and $8,113 for syndicate capacity, on the acquisitions of Max America and Max UK, respectively. During the year ended December 31, 2007, the Company recorded goodwill of $11,975 and intangible assets for insurance licenses of $8,400 on the acquisition of Max Specialty. The goodwill and intangible assets were assessed for impairment as at December 31, 2008 and 2007, and no impairment was identified.

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Balance at December 31, 2006	$—	$—	$—	$—
Additions during the year	11,975	8,400	—	20,375

Balance at December 31, 2007	$11,975	$8,400	$—	$20,375
Additions during the year	—	20,113	—	20,113

Balance at December 31, 2008	$11,975	$28,513	$—	$40,488

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

Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company’s management and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management and settlement practices, the effect of inflationary trends on future claims settlement costs, court decisions, economic conditions and public attitudes. In addition, time can be a critical part of the provision determination, since the longer span between incidence of a loss and the payment or settlement of the claims, the more variable the ultimate settlement amount can be. Consequently, the establishment of the provision for outstanding losses and benefits relies on the judgment and opinion of a large number of individuals, on historical precedent and trends, on prevailing legal, economical, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimate made.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

6. Property and casualty losses and loss adjustment expenses—(Continued)

The summary of changes in outstanding property and casualty losses at December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Gross balance at January 1	$2,333,877	$2,335,109	$2,006,032
Less: Reinsurance recoverables and deferred charges	(539,029)	(495,547)	(409,395)

Net balance at January 1	1,794,848	1,839,562	1,596,637

Net loss reserves acquired in purchase of Max UK	231,641	—	—
Incurred losses related to:
Current year	500,704	394,146	430,396
Prior years	(106,959)	(63,752)	(10,177)

Total incurred	393,745	330,394	420,219

Paid losses related to:
Current year	(62,663)	(20,300)	(15,688)
Prior years	(184,223)	(361,702)	(169,008)

Total paid	(246,886)	(382,002)	(184,696)

Foreign currency revaluation	(46,075)	6,894	7,402
Net balance at December 31	2,127,273	1,794,848	1,839,562
Plus: Reinsurance recoverables and deferred charges	810,898	539,029	495,547

Gross balance at December 31	$2,938,171	$2,333,877	$2,335,109

Year ended December 31, 2008

Incurred losses related to prior years of $(106,959) for the year ended December 31, 2008 comprise the following components:

•

Net favorable development for the Company’s Bermuda/Dublin reinsurance segment of $56,384, excluding the development associated with changes in reinsurance premium estimates described below. During the year ended December 31, 2008, a large number of contracts were adjusted to reflect either favorable or adverse development which has aggregated to produce net favorable development. Of the $56,384 of net favorable development, $47,690 was recognized on long tail lines of business on the 2006 and prior years, including $25,815 from professional liability business, largely on the 2005 and prior years. In addition, the Company had positive development of $15,129 on whole account where information from cedants is indicating better than expected results. Short tail business had $8,694 of net favorable development with $22,113 of the favorable development on property reinsurance, primarily from the 2007 year, offset by adverse development of $(13,493) on marine and energy lines. This adverse development originated primarily from one marine contract which covered a number of separate individual risk losses at the end of 2007.

•	The final settlement of prior period reinsurance reserves on a number of contracts resulting in a net favorable development of $11,738 and net paid losses related to prior years of $32,194;

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

6. Property and casualty losses and loss adjustment expenses—(Continued)

•

Net favorable development of $17,025 arising from reductions in reinsurance premium estimates. Changes in premium estimates occur on prior year business each year as the Company receives additional information on the underlying exposures insured. The associated loss reserves are adjusted concurrently with the premium adjustment.

•	Net favorable development for the Company’s Bermuda/Dublin insurance segment of $22,644 arising from the re-estimation of liabilities principally relates to the property insurance line of business.

•	Premium adjustments on the Company’s insurance business resulted in adverse development of $(832) which was offset by an increase in earned premium during the year.

Year ended December 31, 2007

Incurred losses related to prior years of $(63,752) for the year ended December 31, 2007 comprise the following components:

•	The settlement of a large block of prior period reinsurance reserves resulting in a net favorable development of $15,200 and net paid losses related to prior years of $131,888;

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

•

The net favorable loss development for the Company’s Bermuda/Dublin reinsurance segment of $41,123, excluding the development described above, arising from the re-estimation of liabilities is the result of the quarterly and annual actuarial review process. During the year ended December 31, 2007, a large number of contracts were adjusted to reflect either favorable or adverse development which has aggregated to produce net favorable development. There were no individual contracts or lines of business with significant development. Marine, medical malpractice, professional liability and workers compensation all had between $5,000 and $10,000 in favorable development, with most other lines of business having between $nil and $5,000 in favorable development; and

•

The net favorable loss development for the Company’s Bermuda/Dublin insurance segment of $8,823 arising from the re-estimation of liabilities principally relates to property contracts which had exposure to the 2005 hurricanes.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

6. Property and casualty losses and loss adjustment expenses—(Continued)

Year ended December 31, 2006

Incurred losses related to prior years of ($10,177) for the year ended December 31, 2006 are comprised of the following components:

•

Favorable development of $4,252 arising from changes in premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment; and

•

The net favorable loss development of $6,716 arising from the re-estimation of liabilities principally relates to the Company’s 2003 excess liability insurance products, which are developing more favorably than originally estimated. Accordingly, the Company reduced gross reserves by $35,500 and losses recoverable from reinsurers by $15,000, to reflect the change in estimates. In addition, there has been partially offsetting adverse development on the Bermuda/Dublin reinsurance business, including $8,600 in relation to the Company’s 2005 hurricane losses.

Included in deposit liabilities is $159,185 (2007—$157,179) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

7. Life and annuity benefits

The Company enters into long duration contracts that subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Future life and annuity benefit reserves are established using appropriate assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and a life and annuity benefit is recognized at that time. The average reserve valuation rate for the life and annuity benefit reserves is 5.0% and 5.0% as at December 31, 2008 and 2007, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

7. Life and annuity benefits—(Continued)

The assumptions used to determine claim reserves are best estimate assumptions and are reviewed no less than annually. The assumptions are un-locked if they result in a material adverse change. The Company establishes these assumptions based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates.

Life and annuity benefits at December 31, 2008 and 2007 were as follows:

	2008	2007
Life	$131,652	$136,412
Annuities	1,080,691	892,745
Accident and health	154,633	174,352

	$1,366,976	$1,203,509

As at December 31, 2008 and 2007, the largest life and annuity benefits reserve for a single client were 37.0% and 38.9% of the total, respectively.

Losses recoverable relating to life and annuity contracts of $36,509 in 2008 (2007—$40,469) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

No annuities included in life and annuity benefits in the accompanying consolidated balance sheets are subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2008 are annuities of $4,062 (2007—$4,625), which are subject to discretionary withdrawal. Deposit liabilities also include $46,794 (2007—$49,288) representing the account value of a universal life reinsurance contract which is accounted for as prescribed under Statement of Financial Accounting Standard No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”

8. Reinsurance

The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company also utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits expenses are net of losses and benefits recoveries of $222,973 in 2008 (2007—$134,184; 2006—$113,899) under these agreements.

At December 31, 2008, 81.2% (2007—73.0%) of losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and a further 4.6% (2007—1.4%) are rated “A-”. The remaining 14.2% (2007—25.6%) of losses recoverable are with “NR—not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is the largest “NR—not rated” retrocessionaire and accounted for 12.5% (2007—24.3%) of the losses recoverable at December 31, 2008. As security for outstanding loss obligations, the Company retains funds from Grand Central Re amounting to 119.8% (2007—107.5%) of its loss recoverable obligations.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

8. Reinsurance—(Continued)

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2008, 2007 and 2006 was as follows:

Property and casualty	Premiums written			Premiums earned
	2008	2007	2006	2008	2007	2006
Direct	$592,565	$431,169	$396,594	$501,915	$415,764	$373,913
Assumed	419,509	345,156	423,555	426,157	356,448	456,283
Ceded	(413,523)	(281,162)	(229,816)	(356,214)	(255,734)	(209,506)

Net	$598,551	$495,163	$590,333	$571,858	$516,478	$620,690

Life and annuity	Premiums written			Premiums earned
	2008	2007	2006	2008	2007	2006
Assumed	$242,176	$301,961	$45,048	$242,176	$301,961	$45,048
Ceded	(524)	(534)	(730)	(524)	(534)	(730)

Net	$241,652	$301,427	$44,318	$241,652	$301,427	$44,318

Total	$840,203	$796,590	$634,651	$813,510	$817,905	$665,008

9. Bank loans

In February 2003, the Company completed a sale of 127,549 shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution (the “Bank”) for a fair value of $150,000 (the “notional amount”). Simultaneous with the sale, the Company entered into a total return swap with the Bank whereby the Company receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. On February 28, 2007, the Company amended the swap transaction. The notional amount under the swap was increased to $235,000, and the number of shares sold to the Bank was increased to 143,952. In addition, the amendment, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) increased the maximum notional amount under the swap to $300,000; (iii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; and (iv) permits the Company to accelerate the swap termination date to a business day no earlier than February 28, 2009. The Company pledged cash and Max Diversified shares with a combined fair value of $123,865 at December 31, 2008 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

The non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan (the “swap loan”), with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. The net amount receivable or payable under the total return swap is included in other assets or accounts payable. At December 31, 2008 the net amount payable under the total return

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

9. Bank loans—(Continued)

swap included in accounts payable was $14,896, and at December 31, 2007 the net amount receivable included in other assets was $1,327. For the years ended December 31, 2008, 2007 and 2006, the interest expense on the swap loan was $11,472, $15,886 and $12,358, respectively. Investment income earned on the invested proceeds of the swap loan for the years ended December 31, 2008, 2007 and 2006, was approximately $11,340, $12,601 and $9,657 respectively.

At December 31, 2008, the Company has $150,000 outstanding on its revolving loan facility (2007—$50,000). On April 3, 2007, the Company borrowed $50,000 under its revolving loan facility for the capitalization of Max USA. This loan renews at intervals of one to six months at the Company’s option, at which time the interest rate is reset to LIBOR plus a premium based on the Company’s current debt rating. As of December 31, 2008, $50,000 remains outstanding on this loan at a 4.56% interest rate which will reset on April 10, 2009. On October 20, 2008, the Company borrowed an additional $100,000 under the revolving loan facility, at an interest rate of 4.63% and renewing on April 20, 2009. Proceeds of this loan were used in connection with the acquisition and capitalization of Max UK. The fair values of these loans approximate their carrying values at December 31, 2008. Interest expense in connection with these loans was $3,029, $2,591 and $nil for the years ended December 31, 2008, 2007 and 2006, respectively.

10. Senior notes

On April 16, 2007, Max USA privately issued $100,000 principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99,497, and they were used to repay a bank loan used to acquire and capitalize Max Specialty. The fair value of the senior notes was $66,827 as of December 31, 2008, measured based on an arm’s length transaction price executed by the Company on December 30, 2008. Interest expense in connection with these senior notes was $7,200, $5,100 and $nil for the years ended December 31, 2008, 2007 and 2006, respectively.

On December 30, 2008, Max USA repurchased $8,456 principal amount of its senior notes for $6,173, recognizing a gain of $2,245, net of deferred issuance costs.

11. Pension and deferred compensation plans

The Company provides pension benefits to eligible employees and their dependents through various defined contribution plans, which vary for each subsidiary. Under these plans, the Company and its employees each contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contributions are immediately 100% vested. Pension expenses totaled $4,904 for the year ended December 31, 2008 (2007—$2,626; 2006—$1,754).

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

12. Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to certain provisions of the Company’s bye-laws that reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise to less than 9.5% of total voting power of our capital stock unless waived by the Board of Directors.

The Company’s board of directors declared dividends of $0.09 per share on each of February 12, 2008, May 5, 2008, August 5, 2008 and October 31, 2008 payable on March 11, 2008, May 30, 2008, September 2, 2008 and December 1, 2008 respectively, to shareholders of record on February 26, 2008, May 16, 2008, August 19, 2008 and November 17, 2008, respectively.

During the year ended December 31, 2008, the Company repurchased 4,147,864 common shares at an average price of $26.48 per common share for a total amount of $109,839 including the costs incurred to effect the repurchases. At December 31, 2008, the remaining authorization under the Company’s share repurchase program was $69,836.

Warrants

In connection with the issuance of certain shares, the Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2006	8,799,907	8,799,907	$15.31	$5.76	$15.00-$18.00
Warrants exercised	(1,068,933)		$15.32

Balance, December 31, 2007	7,730,974	7,730,974	$15.31	$5.76	$15.00-$18.00
Warrants exercised	(2,987,849)		$15.28
Warrants forfeited	(8,000)		$15.63

Balance, December 31, 2008	4,735,125	4,735,125	$15.33	$5.75	$15.00-$18.00

The warrants contain a “cashless exercise” provision which allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision will result in a lower number of shares being issued than the number of warrants exercised. The majority of warrants exercised during 2008 were under the cashless exercise provision which resulted in 1,387,437 shares being issued for the exercise of 2,987,849 warrants.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

13. Stock incentive plans

At the May 5, 2008 Annual General Meeting of shareholders, Max Capital’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Incentive Plan”) under which the Company may award, subject to certain restrictions, Incentive Stock Options (“ISOs”), Non-Qualified Stock Options (“NQSOs”), restricted stock, restricted stock units, share awards or other awards. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be awarded to eligible employees, non-employee directors and consultants. The 2008 Incentive Plan is administered by the Compensation Committee of the board of directors (the “Committee”).

Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a Stock Incentive Plan approved by the shareholders in June 2000, and amended in each of May 2002 and April 2005 (the “2000 Incentive Plan,” and together with the 2008 Incentive Plan, the “Incentive Plans”). Effective upon the adoption of the 2008 Incentive Plan, unused shares from the 2000 Incentive Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option, restricted stock unit awards or reload obligations pursuant to grants originally made under the 2000 Incentive Plan.

Options that have been granted under the 2000 Incentive Plan or that may be granted under the 2008 Incentive Plan have an exercise price equal to or greater than the fair market value of Max Capital’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Incentive Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Max Capital. Shares issued under the Incentive Plans are made available from authorized but unissued shares.

The Company adopted Statement of Financial Accounting Standard No. 123R “Share-Based Payment” (“FAS 123R”) effective January 1, 2006 using the modified prospective method to account for share based payments made to employees. The modified prospective method is similar to the modified prospective method described in Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

13. Stock incentive plans—(Continued)

The Company granted 32,725, 101,081 and 940,884 stock options for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with FAS 123R, the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2008	2007	2006
Option valuation assumptions:
Expected option life	3 years	7 years	7 years
Expected dividend yield	1.78%	1.48%	0.91%
Expected volatility	21.90%	21.54%	15.16%
Risk-free interest rate	4.31%	4.66%	4.61%
Forfeiture rate	0%	0%	0%

The Company recognized $580, $2,886 and $2,373 of stock-based compensation expense related to stock option awards for the years ended December 31, 2008, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $743, which is expected to be recognized over a weighted average period of 1.39 years.

Total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $2,358, $5,000 and $3,968, respectively. The intrinsic value of stock options outstanding at December 31, 2008 is $2,136 (vested options—$2,136).

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

13. Stock incentive plans—(Continued)

A summary of the 2000 Incentive Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2005	3,763,615	2,066,869	1,557,371	$15.54	$5.17	$10.26-$ 26.70
Increase in shares available	—	—
Options granted	(940,884)	940,884		$27.06	$7.08	$23.21-$ 36.26
Options exercised	—	(455,020)		$15.51		$11.50-$ 16.00
Options forfeited	—	(1,400)		$20.94		$11.19-$ 24.84
Restricted stock issued	(770,078)	—
Restricted stock forfeited	88,737	—

Balance, December 31, 2006	2,141,390	2,551,333	1,692,204	$19.82	$5.85	$10.26-$ 36.26
Increase in shares available	—	—
Options granted	(101,081)	101,081		$27.00	$6.00	$24.40-$ 32.82
Options exercised	—	(466,665)		$15.01		$10.26-$ 19.48
Options forfeited	—	—
Restricted stock units issued	(295,232)	—
Restricted stock issued	(707,439)	—
Restricted stock forfeited	19,690	—

Balance, December 31, 2007	1,057,328	2,185,749	1,560,310	$21.18	$6.04	$10.95-$ 36.26
Increase in shares available	—	—
Options granted	(32,725)	32,725		$24.62	$4.46	$23.24-$27.97
Options exercised	—	(351,154)		$15.60		$11.50-$18.00
Options forfeited	—	(24,057)		$25.97		$11.19-$27.97
Restricted stock units issued	(148,527)	—
Restricted stock issued	(792,338)	—
Restricted stock forfeited	125,765	—
Closure of 2000 Incentive Plan	(209,503)	—

Balance, December 31, 2008	—	1,843,263	1,413,346	$22.24	$6.13	$10.95-$ 36.26

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

13. Stock incentive plans—(Continued)

A summary of the 2008 Incentive Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2007	—	—	—	$—	$—	$—
Increase in shares available	4,500,000	—
Restricted stock issued	(149,091)	—
Restricted stock forfeited	—	—

Balance, December 31, 2008	4,350,909	—	—	$—	$—	$—

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Incentive Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $19,584, $14,894 and $14,072 for years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2007, and changes during the year ended December 31, 2008, follow:

	Non-vested Restricted Stock	Weighted-Average Grant-Date Fair Value	Non-vested RSUs	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2007	1,807,788	$24.19	295,232	$24.01
Restricted Stock Awards Granted	941,429	$26.47	148,527	$27.95
Restricted Stock Awards Vested	(502,385)	$22.08	(96,000)	$21.72
Restricted Stock Awards Forfeited	(125,765)	$26.17	—	—

Balance, December 31, 2008	2,121,067	$25.59	347,759	$26.32

The weighted average vesting period for non-vested restricted stock is 1.4 years and 1.37 years at December 31, 2008 and 2007, respectively. The weighted average vesting period for non-vested RSUs is 1.33 years and 1.20 years at December 31, 2008 and 2007, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

13. Stock incentive plans—(Continued)

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (or “ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25, whichever is less. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of common shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price,” rounded down to the next full share. The Purchase Price is calculated as the lower of (i) 85 percent of the fair market value of a common share on the first day of the Subscription Period, or (ii) 85 percent of the fair market value of a common share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during 2008, employees paid $424 to purchase 26,594 shares. The Company recorded an expense for ESPP of $84 for the year ended December 31, 2008.

14. Taxation

Max Capital and Max Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in the United States, Ireland and the United Kingdom are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by national tax authorities are 2005 to the present for the U.S. subsidiaries, 2004 to the present for the Irish subsidiaries, and 2007 to the present for the U.K. subsidiaries.

The Company adopted the provisions of FIN 48 as of January 1, 2007. For the years ended December 31, 2008 and 2007, the Company did not record any unrecognized tax benefits or expenses as a result of the adoption of FIN 48 and there was no adjustment to opening retained earnings on January 1, 2007. The Company has not recorded any interest or penalties during the years ended December 31, 2008 and 2007 and has no uncertain tax positions as at December 31, 2008 and 2007.

The Company records income taxes during the year based on the estimated effective annual rates for each of the years ended December 31, 2008, 2007 and 2006. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

14. Taxation—(Continued)

The components of income taxes attributable to operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Current expense:
United States	$57	$—	$—
Ireland	292	1,442	1,529
United Kingdom	(281)	—	—

	68	1,442	1,529

Deferred expense (benefit):
United States	893	(893)	—
Ireland	(10)	(971)	(429)
United Kingdom	281	—	—

	1,164	(1,864)	(429)

Income tax expense (benefit) on net income	$1,232	$(422)	$1,100

Income tax expense (benefit) on net income	$1,232	$(422)	$1,100
Income tax (benefit) expense on other comprehensive income	(999)	893	—

Total income tax	$233	$471	$1,100

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 34%, 12.5% and 28.5%, have been used for the United States, Ireland and the United Kingdom, respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	2008	2007	2006
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$(5,954)	$(4,996)	$1,647
Addition to (reduction in) income tax (benefit) expense resulting from:
Valuation allowance on deferred tax assets	5,881	4,680	—
Income tax expense (benefit) on intercompany transactions	123	(144)	(550)
Prior year adjustment	984	(501)	3
Permanent differences	198	539	—

Income tax expense (benefit)	$1,232	$(422)	$1,100

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

14. Taxation—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	2008	2007	2006
Deferred tax asset:
Net operating loss carryforward	$9,332	$4,678	$—
Deferred acquisition costs, net	2,310	782	—
Net unearned property and casualty premiums	588	131	—
Deferred compensation	3,158	431	—
Capitalized professional fees	1,909	287	—
Other	911	5	—

Gross deferred tax asset	18,208	6,314	—
Less valuation allowance	10,561	4,680	—

Deferred tax asset	7,647	1,634	—

Deferred tax liability:
Net unrealized gains on available for sale securities	1,186	893	—
Goodwill amortization	726	277	—
Other	138	34	—

Deferred tax liability	2,050	1,204	—

Net deferred tax asset	$5,597	$430	$—

At December 31, 2008, 2007 and 2006, the Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $14,607, $13,726 and $nil, respectively. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2027 and 2028. At December 31, 2008, the Company has net operating loss carryforwards in its U.K. operating subsidiaries totaling GBP 10,497. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.K. net operating loss carryforwards never expire.

The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects will more likely than not be realized. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

15. Statutory requirements and dividend restrictions

Under the Bermuda Insurance Act, 1978 and related regulations, Max Bermuda is required to maintain certain levels of solvency and liquidity. The minimum statutory solvency margin required at December 31, 2008 was approximately $300,000. Actual statutory capital and surplus at December 31, 2008 was approximately $1,200,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

15. Statutory requirements and dividend restrictions—(Continued)

Max Bermuda is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2008, the Company met the minimum liquidity ratio requirement.

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance and reinsurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited and Max Re Europe Limited are required to maintain technical reserves and a minimum solvency margin. As of December 31, 2008, Max Insurance Europe Limited and Max Re Europe Limited maintain sufficient technical reserves and met the minimum solvency margin requirement.

The Company’s corporate members of Lloyd’s, and the Syndicates are subject to regulation by the Council of Lloyd’s. The Syndicates are also subject to regulation by the U.K. Financial Services Authority under the Financial Services and Markets Act 2000. The Company’s corporate members are bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules prescribe the Company’s corporate members’ membership subscription, the level of their contribution to the Lloyd’s Central Fund and the assets they must deposit with Lloyd’s in support of their underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

The amount which the Company provides as Funds at Lloyd’s, (“FAL”) is not available for distribution to the Company for the payment of dividends. The Company’s corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution to the Company for the payment of dividends. Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such FAL may comprise: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2008 amount to GBP 63,614.

Max Specialty and Max America file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by U.S. insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income and GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and GAAP shareholders’ equity are unrealized appreciation or decline in value of investments and non-admitted assets. As of December 31, 2008, Max Specialty and Max America maintain sufficient statutory surplus and met the minimum solvency margin requirements.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

15. Statutory requirements and dividend restrictions—(Continued)

The Company’s ability to pay dividends is dependent on the ability of the subsidiaries to pay dividends. The subsidiaries are subject to certain regulatory restrictions on the payment of dividends. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda, Ireland, the United Kingdom and the United States. Max Bermuda, Max Insurance Europe Limited and Max Re Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their respective regulatory capital below the required minimum as required by law and regulatory practice. The laws of the domicile state of Delaware and Indiana govern the amount of dividends that may be paid by Max Specialty and Max America, respectively. Under Lloyd’s regulations, funds which are required to be held or retained by the Syndicates may not be paid as dividends. Max Bermuda and Max UK are also subject to certain restrictions under their respective credit facilities that affect their ability to pay dividends to the Company. The Company paid dividends of $0.36 per share in 2008 compared to $0.32 per share and $0.24 per share during 2007 and 2006, respectively.

16. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Basic earnings per share:
Net (loss) income	$(175,318)	$303,249	$216,888
Weighted average common shares outstanding—basic	56,565,588	59,892,414	59,655,636

Basic earnings per share	$(3.10)	$5.06	$3.64

Diluted earnings per share:
Net (loss) income	$(175,318)	$303,249	$216,888

Weighted average ordinary shares outstanding—basic	56,565,588	59,892,414	59,655,636
Conversion of warrants	—	3,467,554	3,201,888
Conversion of options	—	479,264	401,276

Weighted average ordinary shares outstanding—diluted	56,565,588	63,839,232	63,258,800

Diluted earnings per share	$(3.10)	$4.75	$3.43

17. Commitments and contingencies

(a) Concentrations of credit risk

The Company’s portfolio of cash and fixed maturities is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of cash and fixed maturities.

The Company’s portfolio of alternative investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, Alstra, as manager of Max Diversified’s portfolio is responsible for managing and monitoring risk across a

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

17. Commitments and contingencies—(Continued)

(a) Concentrations of credit risk—(Continued)

variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its alternative investments.

The Company’s investments are held by three different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes which are certified annually. The largest concentration of cash and cash equivalents at a single custodian was $728,319 and $355,585 at December 31, 2008 and 2007, respectively. The largest concentration of fixed maturities investments at a single custodian was $2,574,511 and $2,929,539 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Company’s largest premiums receivable balances from a single client were 27.1% and 32.6% of total premiums receivable, respectively. A contractual right to offset loss obligations against premiums receivable reduces the Company’s credit risk associated with premiums receivable.

For the years ended December 31, 2008, 2007 and 2006, brokered transactions accounted for the majority of the Company’s property and casualty gross premiums written. For the years ended December 31, 2008, 2007 and 2006, the top three independent producing intermediaries and brokerage firms accounted for 18%, 16% and 10%; 22%, 13% and 12%; and 25%, 16% and 12%, respectively, of property and casualty gross premiums written.

The Company’s life and annuity reinsurance segment generally writes a limited number of transactions in a year, with a potentially large variation in premium volume. As a result, the number of possible brokers used in a year is limited to the number of transactions written. During each of the years ended December 31, 2008, 2007 and 2006, the top independent producing intermediary and brokerage firm accounted for 27%, 30% and 100% of life and annuity gross premiums written, respectively.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $3,251, $2,583 and $1,706, respectively. The rent and maintenance expense under operating leases will range from $2,182 to $4,847 over the next five years.

(c) Credit facilities

The Company has four credit facilities as of December 31, 2008. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450,000 five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150,000 five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

17. Commitments and contingencies—(Continued)

(c) Credit facilities—(Continued)

of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800,000, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility. As of December 31, 2008, there was a $150,000 unsecured loan outstanding to Max Capital under this credit facility, as described in Note 9.

Two other facilities are Max Bermuda’s $75,000 letter of credit facility with The Bank of Nova Scotia and a $20,000 letter of credit facility with ING Bank N.V., London Branch (“ING”).

On October 13, 2008 Max Capital entered into a second credit facility agreement with ING. This credit facility was entered into as part of the Company’s acquisition of Max UK. This credit facility provides up to GBP 90,000 for the issuance of letters of credit to provide FAL to support Lloyd’s syndicate commitments of Max UK and its subsidiaries. Effective December 5, 2008, Max UK was substituted as account party under the facility with Max Capital acting as guarantor.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of December 31, 2008 and December 31, 2007:

	Credit Facilities
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.	Total	ING Bank N.V. - FAL facility(1)
Letter of credit facility capacity at December 31, 2008(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Letter of credit facility capacity at December 31, 2007(1)	$600,000	$100,000	$20,000	$720,000	GBP	—

Unsecured loan outstanding at December 31, 2008	$150,000	$—	$—	$150,000	GBP	—

Unsecured loan outstanding at December 31, 2007	$50,000	$—	$—	$50,000	GBP	—

Letters of credit issued and outstanding at December 31, 2008	$437,211	$43,133	$10,000	$490,344	GBP	63,614

Cash and fixed maturities at fair value pledged as collateral at December 31, 2008	$481,750	$51,717	$18,791	$552,258	GBP	3,614

Letters of credit issued and outstanding at December 31, 2007	$364,339	$4,498	$20,000	$388,837	GBP	—

Cash and fixed maturities at fair value pledged as collateral at December 31, 2007	$449,786	$5,030	$25,262	$480,078	GBP	—

(1)	Letter of credit capacity is reduced by the amount of unsecured loans outstanding.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

17. Commitments and contingencies—(Continued)

(c) Credit facilities—(Continued)

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2008.

(d) Funds at Lloyd’s

The Company operates in the Lloyd’s market through two corporate members, both are wholly-owned subsidiaries of Max UK. These corporate members together represent 100% of the participation in Syndicate 1400, and together represent 2% and 36% of the participation in Syndicates 2525 and 2526, respectively. Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, or FAL, may comprise: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2008 amount to GBP 63,614.

(e) Derivatives

As at December 31, 2008, the Company holds positions in futures contracts for which the primary purpose is to manage the Company’s exposure to changes in the fair value of alternative investment redemptions requested but not yet received. The Company records changes in the fair value of these instruments within net gains on alternative investments in the consolidated statements of income and comprehensive income. These derivatives are exchange-traded and the fair value is measured based on the later of the final traded price or the mid-point of the last bid-ask spread on December 31, 2008. The notional value of open derivative positions as at December 31, 2008 was $84,975. No derivative instruments were held as at December 31, 2007.

18. Segment information

The Company operates in five segments: Bermuda/Dublin reinsurance, Bermuda/Dublin insurance, U.S. specialty, Max at Lloyd’s and life and annuity reinsurance. Within the Bermuda/Dublin reinsurance segment, the Company generally offers property and casualty quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by the Company’s clients. In the Bermuda/Dublin insurance segment, the Company generally offers property and casualty excess of loss capacity on specific risks related to individual insureds. The U.S. specialty segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds. The Max at Lloyd’s segment generally offers property, personal accident, financial institutions and professional liability coverage through Lloyd’s Syndicates 1400, 2525 and 2526. Within the life and annuity reinsurance segment, the Company generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions. In co-insurance transactions, risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages the Company’s investment, financing and other administrative activities.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Segment information—(Continued)

The U.S. specialty and the Max at Lloyd’s segments each have their own portfolio of fixed maturities investments. The investment income earned by each of these segments is reported in the respective segment.

Invested assets relating to the Bermuda/Dublin reinsurance, Bermuda/Dublin insurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, the Company allocates investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns are allocated to the corporate function for the purposes of segment reporting. The investment returns for the strategic private equity reinsurance investment are allocated entirely to the corporate function.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Segment information—(Continued)

A summary of operations by segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Property & Casualty					Life & Annuity
2008	Bermuda/ Dublin Reinsurance	Bermuda/ Dublin Insurance	U.S. Specialty	Max at Lloyds	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$419,509	$389,368	$194,353	$8,844	$1,012,074	$242,176	$—	$1,254,250
Reinsurance premiums ceded	(92,421)	(198,098)	(118,710)	(4,294)	(413,523)	(524)	—	(414,047)

Net premiums written	$327,088	$191,270	$75,643	$4,550	$598,551	$241,652	$—	$840,203

Earned premiums	$426,157	$371,080	$121,172	$9,663	$928,072	$242,176	$—	$1,170,248
Earned premiums ceded	(84,366)	(189,125)	(77,374)	(5,349)	(356,214)	(524)	—	(356,738)

Net premiums earned	341,791	181,955	43,798	4,314	571,858	241,652	—	813,510
Net investment income	36,069	18,437	7,235	542	62,283	40,058	79,283	181,624
Net losses on alternative investments	(51,096)	(23,499)	—	—	(74,595)	(100,921)	(57,477)	(232,993)
Net realized losses on fixed maturities	—	—	(523)	508	(15)	—	(18,844)	(18,859)
Net realized gain on retirement of senior notes	—	—	—	—	—	—	2,245	2,245
Other income	—	1,112	303	160	1,575		(117)	1,458

Total revenues	326,764	178,005	50,813	5,524	561,106	180,789	5,090	746,985

Net losses and loss expenses	218,749	142,150	30,376	2,470	393,745			393,745
Claims and policy benefits	—	—	—	—	—	301,526	—	301,526
Acquisition costs	51,328	(2,810)	3,039	981	52,538	(159)	—	52,379
Interest expense	7,516	—	—	—	7,516	6,818	21,755	36,089
Foreign exchange (gains) losses	—	—	—	(382)	(382)	—	10,255	9,873
General and administrative expenses	28,548	21,101	27,235	2,525	79,409	2,917	45,133	127,459

Total losses and expenses	306,141	160,441	60,650	5,594	532,826	311,102	77,143	921,071

Income (loss) before taxes	$20,623	$17,564	$(9,837)	$(70)	$28,280	$(130,313)	$(72,053)	$(174,086)

Loss ratio *	64.0%	78.1%	69.4%	57.3%	68.9%	***
Combined ratio **	87.4%	88.2%	138.5%	138.5%	91.9%	***

*	The loss ratio is calculated by dividing losses and loss expenses by net premiums earned.
**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Segment information—(Continued)

	Property & Casualty				Life & Annuity
2007	Bermuda/ Dublin Reinsurance	Bermuda/ Dublin Insurance	U.S. Specialty	Total(1)	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$345,156	$382,926	$48,243	$776,325	$301,961	$—	$1,078,286
Reinsurance premiums ceded	(44,565)	(201,987)	(34,610)	(281,162)	(534)	—	(281,696)

Net premiums written	$300,591	$180,939	$13,633	$495,163	$301,427	$—	$796,590

Earned premiums	$356,448	$398,776	$16,988	$772,212	$301,961	$—	$1,074,173
Earned premiums ceded	(43,501)	(199,223)	(13,010)	(255,734)	(534)	—	(256,268)

Net premiums earned	312,947	199,553	3,978	516,478	301,427	—	817,905
Net investment income	41,025	16,160	5,974	63,159	33,936	91,111	188,206
Net gains on alternative investments	53,021	14,271	—	67,292	60,713	58,716	186,721
Net realized gains on fixed maturities	—	—	—	—	—	(4,017)	(4,017)
Other income	—	—	—	—	—	745	745

Total revenues	406,993	229,984	9,952	646,929	396,076	146,555	1,189,560

Net losses and loss expenses	173,317	153,816	3,261	330,394	—	—	330,394
Claims and policy benefits	—	—	—	—	345,602	—	345,602
Acquisition costs	60,910	(1,162)	376	60,124	1,236	—	61,360
Interest expense	11,890	—	—	11,890	6,864	23,909	42,663
Foreign exchange (gains) losses	—	—	—	—	—	25	25
General and administrative expenses	28,394	19,348	17,430	65,172	2,813	38,704	106,689

Total losses and expenses	274,511	172,002	21,067	467,580	356,515	62,638	886,733

Income (loss) before taxes	$132,482	$57,982	$(11,115)	$179,349	$39,561	$83,917	$302,827

Loss ratio *	55.4%	77.1%	82.0%	64.0%	***
Combined ratio **	83.9%	86.2%	n/a	88.2%	***

*	The loss ratio is calculated by dividing losses and loss expenses by net premiums earned.
**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(1)	Max at Lloyd’s segment not shown in 2007 as it was acquired in 2008.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Segment information—(Continued)

	Property & Casualty			Life & Annuity
2006	Bermuda/ Dublin Reinsurance	Bermuda/ Dublin Insurance	Total(1)	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$423,555	$396,594	$820,149	$45,048	$—	$865,197
Reinsurance premiums ceded	(35,267)	(194,549)	(229,816)	(730)	—	(230,546)

Net premiums written	$388,288	$202,045	$590,333	$44,318	$—	$634,651

Earned premiums	$456,283	$373,913	$830,196	$45,048	$—	$875,244
Earned premiums ceded	(33,470)	(176,036)	(209,506)	(730)	—	(210,236)

Net premiums earned	422,813	197,877	620,690	44,318	—	665,008
Net investment income	38,613	14,852	53,465	29,013	67,552	150,030
Net gains on alternative investments	20,167	5,168	25,335	22,901	36,514	84,750
Net realized gains on fixed maturities	—	—	—	—	(5,798)	(5,798)
Other income	—	—	—	—	1,021	1,021

Total revenues	481,593	217,897	699,490	96,232	99,289	895,011

Net losses and loss expenses	296,036	124,183	420,219	—	—	420,219
Claims and policy benefits	—	—	—	77,750	—	77,750
Acquisition costs	77,330	(136)	77,194	1,739	—	78,933
Interest expense	(3,828)	—	(3,828)	5,233	12,427	13,832
Foreign exchange (gains) losses	—	—	—	—	6	6
General and administrative expenses	23,484	15,641	39,125	3,038	44,120	86,283

Total losses and expenses	393,022	139,688	532,710	87,760	56,553	677,023

Income before taxes	$88,571	$78,209	$166,780	$8,472	$42,736	$217,988

Loss ratio *	70.0%	62.8%	67.7%	***
Combined ratio **	93.9%	70.6%	86.4%	***

*	The loss ratio is calculated by dividing losses and loss expenses by net premiums earned.
**	The combined ratio is calculated by dividing the sum of losses and benefits, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measure for life and annuity underwriting.
(1)	U.S. Specialty segment not shown in 2006 as it was acquired in 2007.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Segment information—(Continued)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information relating to property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Gross premiums written—North America	$819,277	$584,980	$549,309
Gross premiums written—Europe	139,569	148,130	71,811
Gross premiums written—Rest of the world	53,228	43,215	199,029
Reinsurance ceded—North America	(358,159)	(227,208)	(170,823)
Reinsurance ceded—Europe	(33,822)	(47,095)	(16,352)
Reinsurance ceded—Rest of the world	(21,542)	(6,859)	(42,641)

	$598,551	$495,163	$590,333

The largest client in each of the three years ended December 31, 2008, 2007 and 2006, accounted for 7.2%, 3.7% and 3.2%, of the Company’s property and casualty gross premiums written, respectively.

Financial information relating to life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Gross premiums written—North America	$2,621	$2,700	$3,989
Gross premiums written—Europe	239,555	299,261	41,059
Reinsurance ceded—North America	(524)	(534)	(730)
Reinsurance ceded—Europe	—	—	—

	$241,652	$301,427	$44,318

The largest client in each of the three years ended December 31, 2008, 2007 and 2006, accounted for 72.2%, 68.9% and 93.1%, of the Company’s life and annuity gross premiums written, respectively. The gross premiums written for each of the three years ended December 31, 2008, 2007 and 2006 have been principally related to closed block pension annuities for clients based in Ireland.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

19. Quarterly financial results (unaudited)

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$306,634	$369,291	$206,260	$372,065

Net premiums earned	$135,812	$234,610	$141,589	$301,499
Net investment income	49,626	42,507	45,265	44,226
Net (losses) gains on alternative investments	(25,727)	39,493	(158,756)	(88,003)
Net realized (losses) gains on fixed maturities	1,432	(1,793)	(17,550)	(948)
Net realized gain on retirement of senior notes	—	—	—	2,245
Other (expense) income	1,223	201	(423)	457

Total revenues	162,366	315,018	10,125	259,476

Losses and expenses
Net losses and loss expenses	93,602	78,149	106,834	115,160
Claims and policy benefits	14,955	108,220	14,000	164,351
Acquisition costs	9,612	12,236	13,896	16,635
Interest expense	11,957	4,089	4,501	15,542
Foreign exchange (gains) losses	12	1	1,971	7,889
General and administrative expenses	24,708	37,490	31,337	33,924

Total losses and expenses	154,846	240,185	172,539	353,501

Income (loss) before taxes	$7,520	$74,833	$(162,414)	$(94,025)

Income tax (benefit) expense	(229)	630	773	58

Net income (loss)	$7,749	$74,203	$(163,187)	$(94,083)

Basic earnings per share	$0.14	$1.30	$(2.89)	$(1.67)

Diluted earnings per share	$0.13	$1.26	$(2.89)	$(1.67)

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

19. Quarterly financial results (unaudited)—(Continued)

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$213,598	$241,502	$222,989	$400,197

Net premiums earned	$139,422	$138,011	$177,554	$362,918
Net investment income	42,817	46,369	49,665	49,355
Net gains on alternative investments	54,112	68,087	14,487	50,035
Net realized losses on fixed maturities	(1,043)	(282)	(1,650)	(1,042)
Other income	174	169	244	158

Total revenues	235,482	252,354	240,300	461,424

Losses and expenses
Net losses and loss expenses	96,598	95,850	50,781	87,165
Claims and policy benefits	10,417	10,651	70,572	253,962
Acquisition costs	14,926	19,732	12,105	14,597
Interest expense	8,107	8,328	13,673	12,555
Foreign exchange (gains) losses	8	(1)	8	10
General and administrative expenses	25,188	26,763	27,775	26,963

Total losses and expenses	155,244	161,323	174,914	395,252

Income before taxes	$80,238	$91,031	$65,386	$66,172

Income tax expense (benefit)	245	(3,109)	(1,380)	3,822

Net income	$79,993	$94,140	$66,766	$62,350

Basic earnings per share	$1.32	$1.55	$1.12	$1.07

Diluted earnings per share	$1.24	$1.45	$1.05	$1.00

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars,

except per share amounts)

19. Quarterly financial results (unaudited)—(Continued)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$255,924	$283,967	$177,854	$147,452

Net premiums earned	$159,757	$199,189	$147,081	$158,981
Net investment income	34,029	36,497	38,668	40,836
Net gains (losses) on alternative investments	54,859	(5,636)	(31,004)	66,531
Net realized (losses) gains on fixed maturities	(1,676)	(5,285)	(288)	1,451
Other income	500	165	167	189

Total revenues	247,469	224,930	154,624	267,988

Losses and expenses
Net losses and loss expenses	114,556	113,500	80,218	111,945
Claims and policy benefits	11,043	51,824	8,968	5,915
Acquisition costs	21,543	18,847	18,979	19,564
Interest expense	3,295	4,673	(1,650)	7,514
Foreign exchange (gains) losses	15	(8)	(2)	1
General and administrative expenses	21,494	16,056	21,303	27,430

Total losses and expenses	171,946	204,892	127,816	172,369

Income before taxes	$75,523	$20,038	$26,808	$95,619

Income tax expense	250	306	311	233

Net income	$75,273	$19,732	$26,497	$95,386

Basic earnings per share	$1.27	$0.33	$0.45	$1.59

Diluted earnings per share	$1.19	$0.31	$0.42	$1.51

SCHEDULE II

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

Balance Sheet—Parent Company only

December 31, 2008 and 2007

(Expressed in thousands of U.S. Dollars)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$16,856	$17,368
Investments in subsidiaries	1,416,281	1,731,735
Due from affiliated companies	508	(110,626)
Other assets	570	531

Total Assets	$1,434,215	$1,639,008

Liabilities
Bank loan	150,000	50,000
Accounts payable and accrued expenses	3,884	5,114

Total Liabilities	153,884	55,114
Shareholders’ Equity
Preferred shares (par value $1) 20,000,000 shares authorized; no shares issued or outstanding
Common shares (par value $1) 200,000,000 shares authorized; 55,805,790 shares issued and outstanding (2007—57,515,075)	55,806	57,515
Addition paid-in capital	763,391	844,455
Accumulated other comprehensive income (loss)	(45,399)	(20,341)
Retained earnings	506,533	702,265

Total Shareholders’ Equity	$1,280,331	$1,583,894

Total Liabilities and Shareholders’ Equity	$1,434,215	$1,639,008

See accompanying report

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

Statement of Income—Parent Company only

For the years ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Revenue
Net investment income	$(146,148)	$318,105	$219,899
Expenses
Interest expense	3,029	4,004	—
General and administrative expenses	26,141	10,852	3,011

Net (Loss) Income	$(175,318)	$303,249	$216,888

See accompanying report

SCHEDULE II—(Continued)

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

Statement of Cash Flows—Parent Company only

For the years ended December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Operating activities:
Net (loss) income	$(175,318)	$303,249	$216,888
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of unearned stock based compensation	20,248	17,780	16,445
Other assets	(39)	(119)	121
Accounts payable and accrued expenses	(1,230)	1,728	1,725
Due from affiliated companies	(111,133)	138,667	6,573
Equity in net earnings of subsidiaries	146,434	(317,137)	(219,381)

Net cash (used in) provided by operating activities	(121,038)	144,168	22,371
Investing activities:
Investments in subsidiaries	(6,039)	(70,000)	(15,000)
Dividends received	150,000	—	—

Net cash (used in) provided by investing activities	143,961	(70,000)	(15,000)
Financing Activities:
Net proceeds from issuance of common shares	6,818	4,976	11,503
Repurchase of common shares	(109,839)	(114,355)	(18)
Proceeds from bank loan	100,000	50,000	—
Notes and loans repaid	—	—	465
Dividend paid	(20,414)	(19,163)	(14,273)

Net cash (used in) provided by financing activities	(23,435)	(78,542)	(2,323)
Increase in cash and cash equivalents	(512)	(4,374)	5,048
Cash and cash equivalents, beginning of period	17,368	21,742	16,694

Cash and cash equivalents, end of period	$16,856	$17,368	$21,742

See accompanying report

SCHEDULE III

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2008

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net investment income and Net (losses) gains on alternative investments	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Bermuda/Dublin Reinsurance	$35,674	$1,472,428	$215,626	$341,791	$(15,027)	$218,749	$51,328	$327,088	$28,548
Bermuda/Dublin Insurance	(4,664)	1,073,754	200,901	181,955	(5,062)	142,150	(2,810)	191,270	21,101
U.S. Specialty	1,424	118,058	104,436	43,798	7,235	30,376	3,039	75,643	27,235
Max at Lloyd’s	9,566	273,931	53,171	4,314	542	2,470	981	4,550	2,143
Life and Annuity Reinsurance	9,337	1,366,976	—	241,652	(60,863)	301,526	(159)	241,652	2,917
Not allocated to segments	—	—	—	—	21,806	—	—	—	55,388

Total	$51,337	$4,305,147	$574,134	$813,510	$(51,369)	$695,271	$52,379	$840,203	$137,332

Year ended December 31, 2007

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net investment income and Net gains on alternative investments	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Bermuda/Dublin Reinsurance	$41,043	$1,441,993	$224,137	$312,947	$94,046	$173,317	$60,910	$300,591	$28,394
Bermuda/Dublin Insurance	(4,082)	866,782	184,189	199,553	30,431	153,816	(1,162)	180,939	19,348
U.S. Specialty	(381)	25,102	31,255	3,978	5,974	3,261	376	13,633	17,430
Life and Annuity Reinsurance	7,607	1,203,509	—	301,427	94,649	345,602	1,236	301,427	2,813
Not allocated to segments	—	—	—	—	149,827	—	—	—	38,729

Total	$44,187	$3,537,386	$439,581	$817,905	$374,927	$675,996	$61,360	$796,590	$106,714

Year ended December 31, 2006

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net investment income and Net gains on alternative investments	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Bermuda/Dublin Reinsurance	$43,943	$1,702,222	$231,726	$422,813	58,780	$296,036	$77,330	$388,288	$23,484
Bermuda/Dublin Insurance	(3,487)	632,887	204,750	197,877	20,020	124,183	(136)	202,045	15,641
Life and Annuity Reinsurance	8,608	895,560	—	44,318	51,914	77,750	1,739	44,318	3,038
Not allocated to segments	—	—	—	—	104,066	—	—	—	44,126

Total	$49,064	$3,230,669	$436,476	$665,008	$234,780	$497,969	$78,933	$634,651	$86,289

See accompanying report

SCHEDULE IV

MAX CAPITAL GROUP LTD.

Reinsurance

December 31, 2008, 2007 and 2006

(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2008	$592,565	$414,047	$661,685	$840,203	79%
Year ended December 31, 2007	$431,169	$281,696	$647,117	$796,590	81%
Year ended December 31, 2006	$396,594	$230,546	$468,603	$634,651	74%

See accompanying report