Form 10-K/A
period 2008-12-31
MAX CAPITAL GROUP LTD.
filed 2009-04-01
CIK 1141719

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Max Capital Group Ltd. (“Max Capital” or the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2009 (the “Original Form 10-K”).

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G (3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the Registrant does not intend on filing a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after February 19, 2009, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

RECENT DEVELOPMENTS

On March 2, 2009, Max Capital announced that it had entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with IPC Holdings, Ltd. (“IPC”) and IPC’s wholly-owned subsidiary IPC Limited pursuant to which, subject to the terms and conditions set forth therein, Max will amalgamate with IPC Limited (the “Amalgamation”). Immediately following the Amalgamation, IPC will change its name to “Max Capital Group Ltd.”

After the effective time of the Amalgamation, our shareholders will have the right to receive 0.6429 common shares of IPC in exchange for each Max Capital common share they hold, unless they exercise appraisal rights.

The Amalgamation is expected to close in the second or third quarter of 2009, subject to customary closing conditions, including shareholder approvals and receipt of certain insurance and other regulatory approvals.

Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment No. 1 to the “Company,” “we,” “us,” “our” and similar expressions are references to Max Capital Group Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment No. 1 to entity names are as set forth in the following table:

Reference	Entity’s legal name	Direct parent company
Max Capital or the Registrant	Max Capital Group Ltd.
Max Bermuda	Max Bermuda Ltd.	Max Capital Group Ltd.
Max Europe	Collectively: Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited
Max Europe Holdings	Max Europe Holdings Limited	Max Bermuda Ltd.
Max Re Europe	Max Re Europe Limited	Max Europe Holdings Limited
Max Insurance Europe	Max Insurance Europe Limited	Max Europe Holdings Limited
Max Diversified	Max Diversified Strategies Ltd.	Max Bermuda Ltd.
Max Managers	Max Managers Ltd.	Max Capital Group Ltd.
Max USA	Max USA Holdings Ltd.	Max Capital Group Ltd.
Max Specialty	Max Specialty Insurance Company	Max USA Holdings Ltd.
Max America	Max America Insurance Company	Max Specialty Insurance Company
Max Specialty Services	Max Specialty Insurance Services Ltd.	Max USA Holdings Ltd.
Max California	Max California Insurance Services Ltd.	Max Specialty Insurance Services Ltd.
Max Managers USA	Max Managers USA Ltd.	Max USA Holdings Ltd.
Max UK	Max UK Holdings Ltd.	Max Capital Group Ltd.
Max UK Underwriting	Max UK Underwriting Services Ltd. (formerly Max at Lloyd’s Services Ltd.)	Max UK Holdings Ltd.
Max at Lloyd’s	Max at Lloyd’s Ltd. (formerly Imagine Syndicate Management Limited)	Max UK Holdings Ltd.
Max Denmark	Max Denmark ApS (formerly Max at Lloyd’s ApS)	Max UK Holdings Ltd.
MCC2L	Max Corporate Capital 2 Ltd.	Max UK Holdings Ltd.
MCC3L	Max Corporate Capital 3 Ltd.	Max UK Holdings Ltd.
MCC4L	Max Corporate Capital 4 Ltd.	Max UK Holdings Ltd.
MCC5L	Max Corporate Capital 5 Ltd.	Max UK Holdings Ltd.
MCC6L	Max Corporate Capital 6 Ltd.	Max UK Holdings Ltd.
Max Corporate Capital Vehicles	Collectively: MCC2L, MCC3L, MCC4L, MCC5L and MCC6L
Danish Re	Danish Re Group (UK) Limited	Max UK Holdings Ltd.
Danre Singapore	Danre 1400 Singapore Pte. Ltd.	Max Denmark ApS
MCS Ireland	Max Capital Services Limited	Max Capital Group Ltd.
MCS USA	Max Capital Services USA LLC	Max Capital Services Limited
MCS BDA	Max Capital Services BDA Ltd.	Max Capital Services Limited

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is biographical information, as of March 20, 2009, concerning each of our directors and each of our executive officers who is not a director.

Directors

The current Class 1 directors, whose terms expire in 2010, are Messrs. W. Marston Becker, Gordon F. Cheesbrough, K. Bruce Connell and Mario P. Torsiello.

W. Marston Becker, 56, has been the Chairman and Chief Executive Officer of Max Capital since October 2006, Chairman of Max Bermuda since October 2006 and a director of Max Capital and Max Bermuda since April 2004. Mr. Becker has served as a director of Max USA since November 2006, a director of Max Europe, Max Diversified and Max Managers since March 2007, and a director of Max UK, Max at Lloyd’s and Danre Singapore since November 2008. Mr. Becker has also served as President of Max Managers since November 2008, President and Chairman of Max Diversified since November 2008, and President, CEO and Chairman of Max USA since April 2007. From October 2006 through June 2007, Mr. Becker served as Chief Executive Officer of Max Bermuda. From 2002 until 2008, Mr. Becker was Chairman and Chief Executive Officer of the run-off for LaSalle Holdings Re Limited, a Bermuda reinsurance company. From 2002 to 2005, Mr. Becker led the restructuring and wind-down of Trenwick Group, Ltd., a Bermuda insurance company, as its Chairman and Chief Executive Officer. From 1996 to 1999, Mr. Becker was Chairman and Chief Executive Officer of Orion Capital Corporation until its sale in 1999 to Royal & SunAlliance, where he then served as Vice Chairman and a director of Royal & SunAlliance USA until 2000. Mr. Becker was President and Chief Executive Officer of an Orion Capital subsidiary from 1994 to 1996. From 2001 to 2004, Mr. Becker was non-executive Chairman of Hales & Company, a boutique insurance industry investment bank and private equity investor. Mr. Becker is Chairman and General Partner of West Virginia Media Holdings, which he co-founded in 2001. He is a director of Brickstreet Mutual Insurance Company and Selective Insurance Group, Inc. (Nasdaq: SIGI). He is also an Advisory Board member of the Conning Funds. Mr. Becker is licensed as a certified public accountant and an admitted attorney in West Virginia.

Gordon F. Cheesbrough, 56, has served as a director of Max Capital since May 2007. Mr. Cheesbrough is the managing partner of Blair Franklin Capital Partners, Inc., an independent financial advisory firm that he co-founded in 2003. Mr. Cheesbrough also serves as Chairman of the Board of Governors of North York General Hospital. From 1998 to 2002, Mr. Cheesbrough was President and Chief Executive Officer of Altamira Investment Services Inc. and served on the board of directors of the Canadian Tire Corporation from 1998 through 2007. From 1974 to 1998, Mr. Cheesbrough held several positions with McLeod Young Weir and its successors, Scotia McLeod and Scotia Capital Markets, including Chairman and Chief Executive Officer from 1993 to 1998.

K. Bruce Connell, 56, has served as a director of Max Capital since February 2007. Mr. Connell retired in 2002 after spending 12 years with XL. During his tenure with XL, Mr. Connell served as Executive Vice President and Group Underwriting Officer of XL Capital Ltd., Chief Executive Officer of XL Financial Products and Services Ltd., Executive Vice President and Chief Underwriting Officer of XL Re Ltd. (Bermuda) and Chief Underwriting Officer of XL Europe Ltd. Prior to his tenure at XL Capital, and beginning in 1974, Mr. Connell served in various underwriting positions at Royal Assurance Zurich, General Re and Trenwick. Mr. Connell holds a B.A. from the University of South Florida and an MBA (Finance) from Georgia State University.

Mario P. Torsiello, 53, has served as a director of Max Capital since March 2000 and was a director of Max Bermuda from March 2000 to May 2007. Since November 2001, Mr. Torsiello has been President and Chief Executive Officer of Torsiello Capital Advisors Inc. and Torsiello Securities, Inc. (and their predecessor companies), advisory and investment banking firms specializing in insurance, asset management and other financial services. From September 2000 to November 2001, Mr. Torsiello served as Managing Director and Head of North American Insurance Practice of Dresdner Kleinwort Wasserstein, Inc. (formerly known as Wasserstein Perella & Co. Inc.). From December 1999 to September 2000, Mr. Torsiello served as President and a director of INDC Group Inc., a California-based insurance company formed to offer a broad line of consumer orientated insurance products through the Internet. From 1987 to 1999, Mr. Torsiello was an investment banker at Salomon Smith Barney Inc., having served as Managing Director from 1995 and Co-Head of the Insurance Group from 1997 to 1999. Mr. Torsiello also served as a member of the firm’s Capital Commitments Committee from 1995 to 1999. Prior to joining Salomon Smith Barney, Mr. Torsiello was a Senior Manager in KPMG’s New York insurance accounting and audit services unit. Mr. Torsiello is a member of the Board of Advisors of the Fordham College of Business Administration, a member of the Executive Committee of the President’s Council of Fordham University and a member of the Board of Trustees of the New York School for the Deaf. Mr. Torsiello is a registered securities principal with Financial Industry Regulatory Authority and the SEC, and is licensed as a certified public accountant in the State of New York.

The current Class 2 directors, whose terms expire in 2011, are Messrs. Willis T. King, Jr., James H. MacNaughton, Peter A. Minton and Steven M. Skala.

Willis T. King, Jr., 64, has served as a director of Max Capital since September 1999 and was a director of Max Bermuda from September 1999 until May 2007. In August 2008, Mr. King was appointed Chairman of the Board of ACA Financial Guaranty Corporation. Mr. King is also Chairman of First Protective Insurance Company, Lake Mary, Florida, a position he has held since March 1998. From June 1999 to November 2001, Mr. King was Chairman of the Board and Chief Executive Officer of Highlands Insurance Group. From 1997 to June 1999, Mr. King was a Vice Chairman of Guy Carpenter & Co. From 1984 to 1997, Mr. King held various positions at Willcox, Inc., including Chairman and Chief Executive Officer. From 1987 to 1997, Mr. King was a director of Johnson & Higgins, which was subsequently merged into Marsh & McLennan. Mr. King is a member of the Advisory Council, School of Public Health, The University of North Carolina, Chapel Hill.

James H. MacNaughton, 58, has served as a director of Max Capital since May 2008. Mr. MacNaughton retired from Rothschild Inc. in March 2008 where he was a Senior Advisor. He was a Managing Director and Global Partner of Rothschild from 2001 to 2007. From 1979 through 2000, he was at Salomon Brothers Inc. where he held a variety of positions including, for most of that time, Managing Director in Investment Banking. Mr. MacNaughton began his business career in 1973 at Republic National Bank of Dallas as Vice President and Commercial Lending Officer. He has served as a member of the Deutsche Asset Management (Deutsche Bank) International Insurance Advisory Council since 2006 and is a member of the Board of Directors of the Interboro Insurance Company. Mr. MacNaughton was admitted as a certified public accountant (Texas 1977), has been a director of Primus Guaranty, Ltd. since July 2008 and is a member of the International Insurance Society and the Board of Public Television Channel WLIW 21 serving New York City and Long Island, New York.

Peter A. Minton, 50, has served as a director of Max Capital and Max Bermuda since July 2004 and as Executive Vice President and Chief Operating Officer of Max Capital since October 2006. Mr. Minton joined Max Capital and Max Bermuda in April 2000 as Senior Vice President and Chief Risk Officer. He was promoted to Executive Vice President in February 2001 and served as our Chief Risk Officer until February 2007. Mr. Minton has served as a director of Max Diversified since October 2001; a director of Max Europe Holdings, Max Re Europe, Max Insurance Europe, Max Managers, Max USA and Grand Central Re Limited, which we refer to as Grand Central Re, since 2006; a director of Max Specialty, Max

Specialty Services, Max California, Max Managers USA, MCS Ireland, MCS BDA and MCS USA since 2007, and a director of Max America, Max UK, Max at Lloyd’s, the Max Corporate Capital Vehicles and Danish Re since their acquisitions in 2008. Mr. Minton has also served as Executive Vice President and Treasurer of Max USA since 2006. From 1999 to 2000, Mr. Minton was Managing Director and Head of Fixed Income Research for Scudder Kemper Investments. From 1996 to 1999, Mr. Minton was a Senior Vice President of Investments at General Reinsurance Company. From 1991 to 1996, Mr. Minton held the position of Principal and Head of Fixed Income Strategy at Morgan Stanley & Co. Incorporated. From 1984 to 1991, Mr. Minton was Vice President and Portfolio Manager at CMB Investment Counselors. Prior to joining CMB Investment Counselors, Mr. Minton was a tax planner in the Tax Department of Ernst & Whinney between 1981 and 1984.

Steven M. Skala, 53, has served as a director of Max Capital since May 2000 and was a director of Max Bermuda from May 2000 to May 2007. Mr. Skala is Vice Chairman, Australia and New Zealand, of Deutsche Bank, AG, a position he has held since September 2004. Mr. Skala was a solicitor and a partner of Arnold Bloch Leibler, Melbourne, Australia from 1985 to 2004, and was a solicitor and partner of Morris Fletcher & Cross, Brisbane, Australia from 1982 to 1985. Mr. Skala is a non-executive director and former Chairman of Hexima Limited and serves as a non-executive director of Deutsche Australia Limited, Wilson HTM Investment Group Limited, the Australian Broadcasting Corporation, the Centre for Independent Studies, and the Australian Ballet. He is the immediate past Chairman of Film Australia Limited (which merged to form Screen Australia Limited in July 2008) and the Australian Centre for Contemporary Art. He is a Member of the International Council of the Museum of Modern Art (New York), The Global Foundation and the Advisory Council of the Australian Innovation Research Centre, and is Vice President of The Walter & Eliza Hall Institute for Medical Research.

The current Class 3 directors, whose terms expire in 2009, are Messrs. Zack H. Bacon III, William Kronenberg III and James L. Zech.

Zack H. Bacon III, 56, has served as a director of Max Capital since its formation in July 1999 and also serves as Deputy Chairman of Max Capital. Mr. Bacon held the same positions at Max Bermuda from July 1999 to May 2007. Since August 2003, Mr. Bacon has served as the Chief Executive Officer, Chief Investment Officer and Managing Director of Alstra Capital Management, LLC, which we refer to as Alstra, our fund of funds advisor. Prior to the formation of Alstra in August 2003, Mr. Bacon was a member of the Board of Directors, a Managing Director and a member of the Investment Advisory Committee of Moore Capital Management, LLC, which we refer to as Moore Capital. Prior to joining Moore Capital, Mr. Bacon ran his own global macro firm for 13 years. From 1983 to 1985, Mr. Bacon managed the non-equity portfolio of Soros Fund Management Company, encompassing foreign exchange, global fixed income, commodity markets and all futures trading. Prior to 1983, Mr. Bacon was a Vice President at Goldman, Sachs & Co. where he traded in various fixed income and financial futures contracts for the proprietary accounts of the firm. Mr. Bacon became a Vice President after spending three years as a member of the Corporate Finance Department at Goldman. Mr. Bacon received a B.A. in English from the University of North Carolina at Chapel Hill in 1975, where he was elected to Phi Beta Kappa, and an M.B.A. from the Columbia Business School in 1977, where he was elected to Beta Gamma Sigma.

William Kronenberg III, 56, has served as a director of Max Capital since September 2006 and was a director of Max Bermuda from September 2006 until May 2007. Since 2002, Mr. Kronenberg has been a principal of Marsh Creek Corporate Services, a professional services company. From 2004 until its acquisition by the Glatfelter Insurance Group in 2008, Mr. Kronenberg was the Chief Executive Officer and principal owner of Professional Underwriters, a program administrator specializing in insurance for the public entity market segment. From 1999 to 2002, Mr. Kronenberg was Chief Executive Officer of XL Environmental, Inc. (formerly ECS), an XL Capital Ltd. (NYSE: XL) company, or XL, which provides global insurance, reinsurance and financial risk services, and a director of XL America, Inc. From 1985 until its acquisition in 1999 by XL Capital, Mr. Kronenberg was owner, Chief Executive Officer and President of ECS, Inc., a company specializing in integrated environmental risk management solutions. Mr.

Kronenberg also established ECS International, a London-based subsidiary and first environmental insurance underwriter in Europe. From 1975 to 1985, Mr. Kronenberg held several casualty-oriented underwriting positions with American International Group, concluding as the officer in charge of American International Group’s program unit. Mr. Kronenberg also serves on the board of directors of each of the John Lazarich Foundation and the Stroud Water Research Center, both non-profit organizations. Mr. Kronenberg holds the designations of Certified Property and Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC).

James L. Zech, 51, has served as a director of Max Capital since December 1999 and was a director of Max Bermuda from December 1999 to May 2007. He has been a principal and the President and Investment Manager of High Ridge Capital, L.L.C., which we refer to as High Ridge, since its formation in 1995. In 2005 he became a partner in Northaven Management, Inc., a private investment firm focused on the financial services industry and in March 2009 was appointed President and Chief Executive Officer of Kinloch Holdings, Inc. From 1992 to 1995, Mr. Zech was an investment banker at S.G. Warburg & Co., Inc., where he was responsible for forming the U.S. Insurance Group as part of Warburg’s worldwide financial institutions practice. From 1988 to 1992, Mr. Zech was a member of the Insurance Investment Banking Group of Donaldson, Lufkin & Jenrette Securities Corporation.

Executive Officers Who Are Not Directors

Sarene A. Bourdages, 38, joined Max Capital and Max Bermuda in November 2002 as Vice President and Counsel and currently serves as Executive Vice President and General Counsel of Max Capital. Ms. Bourdages has served as corporate secretary of Max USA since November 2006, Max Capital and Max Bermuda since February 2007, Max Managers and Max Diversified since March 2007, MCS BDA and MCS USA since December 2007 and Max UK since November 2008. From 1999 to 2002, Ms. Bourdages was an associate at Akin Gump Strauss Hauer & Feld LLP in New York. From 1996 to 1999, she worked in international tax consulting at KPMG LLP. She is a member of the New York Bar.

Iain Bremner, 44, joined the Company in November 2008 and serves as Managing Director of Max at Lloyd’s. Mr. Bremner also serves as a director of Max UK, Max at Lloyd’s, Max UK Underwriting, MCCL2, MCCL4, Danish Re and Danre Singapore. From 2005 until its acquisition by Max Capital in 2008, Mr. Bremner served as Managing Director of ISML. From 2001 through 2005, he served as Managing Director, Finance Director and Compliance Office of Abacus Syndicates Ltd. Prior to 2001, Mr. Bremner served in various roles with Marsh McLennan, the Corporation of Lloyd’s and Steel Burrill Jones. Mr. Bremner has a degree from University College London in Geography and French and is a fellow of the Chartered Institute of Certified Accountants.

Angelo M. Guagliano, 55, has been President and Chief Executive Officer and a director of Max Bermuda since June 2007, a director of Max Europe Holdings, Max Re Europe and Max Insurance Europe since June 2007 and President of MIEL and MREL since November 2008. Mr. Guagliano joined Max Bermuda in January 2003 as Managing Director and Chief Underwriting Officer Bermuda Insurance Operations. From March 2005 through June 2007, he held the position of President of the Insurance Division and Chief Underwriting Officer. From January 1995 to December 2002, Mr. Guagliano held various management positions at XL Insurance (Bermuda) Ltd., including Executive Vice President, Country Manager and Chief Excess Liability Underwriter and Manager. From 1988 to 1995, Mr. Guagliano worked for Reliance National in New York in their E&S Primary Unit. From 1981 to 1988, Mr. Guagliano worked as a Casualty Facultative Underwriter for Prudential Reinsurance Corporation and as an Excess Liability Underwriter for the Royal Insurance Company. Mr. Guagliano began his underwriting career with Harford Insurance Company in 1979.

Matthew Petzold, 56, joined Max Capital in November 2008 and serves as Underwriting Director of Max at Lloyd’s. Mr. Petzold also serves as a director of Max at Lloyd’s, Max UK Underwriting, Max Denmark, Danish Re and Danre Singapore. Mr. Petzold has served as Active Underwriter with Lloyd’s Syndicate 1400 since its formation in 1999 and as Underwriting Director at Danish Re from July 1999 through April 2005. From 2006 until its acquisition by Max in 2008, he was Underwriting Director at Imagine Syndicate Management Limited. Prior to entering Lloyd’s, Mr. Petzold served as an underwriter with Copenhagen Re UK from 1975 to 1988 including an appointment as Managing Director in 1996. Mr. Petzold is an Associate of the Chartered Insurance Institute and has a degree in Computing Science from the University of Essex.

Joseph W. Roberts, 38, joined Max Capital and Max Bermuda in May 2002 as Vice President and Controller and since April 1, 2007 has been Executive Vice President and Chief Financial Officer of Max Capital. Mr. Roberts was appointed President of Grand Central Re in April 2007 and has also served as a director of Max Europe Holdings, Max Re Europe and Max Insurance Europe since June 2007 and Max at Lloyd’s since November 2008. Prior to joining Max Capital, Mr. Roberts was a vice president for Overseas Partners Re Ltd. From 1994 to 2001, Mr. Roberts worked with KPMG, most recently as a senior manager, where he specialized in providing assurance-based services to the financial services sector. From 1987 to 1994, Mr. Roberts worked in public accounting in London, primarily with Moore Stephens. He is a member of the Institute of Chartered Accountants in England and Wales.

Susan Spivak Bernstein, 42, joined MCS USA in January 2009 and serves as Senior Vice President for Investor Relations. Ms. Spivak Bernstein previously held the position of Senior Equity Research Analyst at Wachovia Securities, a company she joined in 2002. Before joining Wachovia, Ms. Spivak Bernstein was Senior Non-life Insurance Equities Research Analyst with ABN AMRO. She previously served as Vice President, Equities Research Analyst with Donaldson, Lufkin & Jenrette and as Equities Research Associate with First Boston Corporation. Ms. Spivak Bernstein has been providing Bermuda insurance market research to investors since the early 1990s and has over twenty years of experience covering property and casualty insurance and reinsurance companies working as a sell-side equity research analyst. Ms. Spivak Bernstein is a 1988 graduate of the University of Michigan. She is an officer and past president of the Association of Insurance and Financial Analysts.

Stephen J. Vaccaro, Jr., 60, has served as Chief Executive Officer and a director of Max Specialty since April 2007, Executive Vice President and a director of Max USA since May 2007 and December 2006, respectively, Chief Executive Officer and a director of Max California since April 2007, Chief Executive Officer, President and a director of Max Specialty Services since May 2007 and Chief Executive Officer and a director of Max America since June 2008. From December 2006 through April 2007, Mr. Vaccaro served as Chief Executive Officer of Max USA. Prior to joining Max USA, Mr. Vaccaro was President of the Specialty Underwriting Division of American Wholesale Insurance Group, where he was responsible for program operations and underwriting facilities. From 1995 to 2004, Mr. Vaccaro was President and Chief Operating Officer of the Essex Insurance Company, a subsidiary of the Markel Corporation, an international property and casualty holding company. Mr. Vaccaro started his career in 1970 in New York with Chubb and Son and has held various management positions over the years with AIG, Home Insurance Company and Industrial Indemnity Insurance.

Kevin Werle, 45, joined MCS USA in 2008 and serves as Executive Vice President and Chief Risk Officer. Mr. Werle was previously Vice President responsible for risk management, information technology, and quantitative research for New England Asset Management, Inc. (NEAM), a unit of Berkshire Hathaway’s General Reinsurance Corporation. Before joining the Berkshire Hathaway organization in 1998, Mr. Werle was Managing Director and Chief Operating Officer of Hartford Investment Management Company (HIMCO) and its affiliate, Hartford Investor Services, Inc. (HIS). He previously served as Vice President and Director, Investment Systems, at Hartford Financial Services Group; as a Senior Manager, Financial Services, at Andersen Consulting; and, early in his career, as a Systems Analyst/Programmer at CIGNA Investments. Mr. Werle is a Chartered Financial Analyst and received a Bachelor of Science Degree in Applied Mathematics from the University of Connecticut.

Section 16(a) Beneficial Ownership Reporting Compliance

The U.S. federal securities laws require the filing of certain reports by officers, directors and beneficial owners of more than ten percent (10%) of Max Capital’s securities with the SEC. Specific due dates have been established and we are required to disclose any failure to file by these dates. Based solely on a review of information furnished to us, we believe that during fiscal year 2008, our officers, directors and 10% shareholders satisfied all such filing requirements.

Code of Ethics

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

Audit and Risk Management Committee

Our Audit and Risk Management Committee, which we refer to as the ARMC, is composed of Messrs. Torsiello (Chairman), Connell, Kronenberg, MacNaughton and Zech, each of whom our board of directors has determined is independent in accordance with Nasdaq Global Select Market listing standards and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. The ARMC is governed by a written charter approved by our board of directors. The primary purpose of the ARMC is to assist the board of directors in (i) overseeing the integrity of our financial statements, (ii) overseeing our system of disclosure controls and procedures, internal controls over financial reporting and compliance with ethical standards adopted by us, (iii) overseeing the independent auditor’s qualifications, independence and performance, (iv) overseeing the performance of our internal audit function and independent auditors, (v) overseeing our compliance with legal and regulatory requirements and (vi) performing such other duties as our board of directors may from time to time delegate to it. Each of Messrs. Kronenberg, Torsiello and Zech have been designated as an “audit committee financial expert” as defined in Section 407 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Committee is responsible for establishing, implementing and monitoring adherence with our compensation philosophy and objectives. Our Compensation Committee believes that the most effective compensation program is one that rewards the achievement of both short-term and long-term goals and which aligns the interests of our executives with those of our shareholders. Our short-term compensation is comprised of base salary and annual cash bonuses and our long-term compensation is comprised of equity awards, including stock options and restricted shares. Our Compensation Committee evaluates performance (at the Company, department and individual levels) and compensation (in comparison to our peers) in order to ensure that we attract, retain and motivate the key individuals necessary to lead us to achieve our strategic objective of increased shareholder value over the long term.

For 2008, our named executive officers were (i) W. Marston Becker, our Chief Executive Officer, (ii) Joseph W. Roberts, our Chief Financial Officer, and (iii) Peter A. Minton, Angelo M. Guagliano and Stephen J. Vaccaro, Jr., our three most highly compensated executive officers, other than Messrs. Becker and Roberts, who served as executive officers at the end of the last fiscal year.

We compensate our named executive officers according to the terms of their respective employment agreements. All of our named executive officers entered into employments agreements in 2007 or 2006, as applicable. In December 2008, we revised the employment agreements of our named executive officers other than Mr. Roberts in order to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the Final Treasury Regulations promulgated thereunder, which we refer to as the Code.

Role of Compensation Committee and Management in Compensation Decisions

Our Compensation Committee reviews all recommendations made with respect to discretionary compensation and approves all discretionary compensation decisions for our named executive officers. Members of senior management (including our named executive officers) provide information to our Compensation Committee with respect to individual and departmental performance to assist our Compensation Committee in its analysis and evaluation of the compensation of our named executive officers.

The competitiveness of our compensation packages is evaluated against other Bermuda and U.S. companies with which we compete, with adjustments where appropriate to reflect our offshore locations. In 2008, we relied primarily on a database provided by Equilar, Inc. which aggregates information from proxy statements and other documents filed with the SEC to analyze compensation data (including base salary, bonus compensation and equity awards) assisting the Compensation Committee in analyzing the compensation received by our chief executive officer and other executive officers in comparison to our peers companies (set forth below) and other similarly situated publicly traded companies. In addition, we used data from a third party compensation survey, namely the PricewaterhouseCoopers Bermuda International Business Compensation Report.

Based on a review of these outside sources, our Compensation Committee determined that our current compensation philosophy remained in line with our long term goals of employee retention and alignment of employee interests with the interests of our shareholders.

Compensation Mix and Other Compensation

We allocate compensation between long-term and currently paid compensation to ensure adequate base compensation to attract and retain qualified personnel, while providing incentives to maximize long-term value for our Company and our shareholders. Based on a review of data sourced from Equilar, Inc. and other service providers, our Compensation Committee determined that certain changes to our traditional allocation methodology were warranted and are set forth below. We provide cash compensation in the form of base salary to meet competitive salary standards.

We provide annual cash bonus compensation to reward performance against specific short-term goals. We provide equity-based compensation to reward performance against specific objectives and long-term strategic goals and to align the long-term interests of management with those of our shareholders.

Although the employment agreements provide a framework for the aggregate compensation paid to each named executive officer, the employment agreements do not provide guidance with respect to the mix of short-term and long-term compensation for our named executive officers. Instead, our Compensation Committee has broad discretion to determine the appropriate compensation mix with respect to each named executive officer.

Typically, the allocation of equity compensation for our named executive officers in a particular year will reflect both market conditions, competitive market data, previously awarded equity and our long-term objective of retaining skilled executives. For 2008, our allocation of equity compensation to our named executive officers was affected by the competitive market consideration and the unprecedented turmoil in the U.S. and foreign capital markets. Our Compensation Committee, in calibrating each named executive officer’s allocation of long-term versus currently paid compensation, focused on delivering the appropriate total direct compensation. However the overall value of long term incentive compensation available to the Company has been reduced by nearly 50% as a result of ongoing instability in the financial markets.

Bonuses awarded to our named executive officers are allocated between cash and equity compensation. With respect to bonus awards reflecting the named executive officer’s 2008 performance, for those named executive officers who received equity compensation granted subject to vesting conditions as a portion of their bonus award, such equity compensation ranged from 11% to 65% of the named executive officer’s bonus award. Typically, the allocation of a named executive officer’s bonus award between equity and cash is designed to reflect our annual performance. Generally, in years when we perform well, we expect a greater allocation to the cash component of the total bonus award. In years when our performance is below expectations, we expect a greater allocation to the equity component of the total bonus award. Our Compensation Committee, however, retains the discretion to adjust the component weights when, in its judgment, it is in our best interest to do so. For bonus awards reflecting the named executive officer’s 2008 performance, our Compensation Committee determined allocating a greater percentage of the bonus to the equity component would deliver an inflated long-term opportunity based on the value of the underlying security at the time of such grant and as such adjusted the value and allocation accordingly.

In addition to cash and equity compensation, we may provide our named executive officers with an automobile allowance, reimbursement for country club dues, housing allowance, participation in life insurance, health, disability and major medical insurance plans, and such other employee benefit plans and programs and perquisites as we may from time to time maintain for the benefit of our employees. While we intend to maintain our current benefits and perquisites for our named executive officers, our Compensation Committee may revise, amend or add to these benefit programs at its discretion.

Base Salary. We use base salary to recognize the experience, skills, knowledge, roles and responsibilities of our employees and executive officers. When establishing the 2008 base salaries of our named executive officers, our Compensation Committee considered the following factors:

•	competitive market data;

•	the scope of the individual’s position;

•	individual responsibilities and performance expectations; and

•	our ability to replace the individual based on the limited number of qualified candidates available in or willing to relocate to Bermuda (if applicable).

Base salaries, along with other components of total compensation, are reviewed by our Compensation Committee at least annually. We expect the base salaries of our named executive officers to stay relatively constant, increasing when the insurance and reinsurance market moves or when a named executive officer assumes a larger role.

In 2008, the leading factor in determining the salary level of our named executive officers was the employment market in Bermuda and, solely in respect of Mr. Vaccaro, the United States for senior executives of insurance and reinsurance companies.

In 2007, the base salaries for each of Messrs. Becker, Roberts, Minton, Guagliano and Vaccaro were $750,000, $334,042, $500,000, $485,853 and $500,000, respectively. The 2008 base salary increases for Messrs. Becker, Roberts, Minton, Guagliano and Vaccaro were $0, $40,958 , $25,000, $14,147 and $0, respectively resulting in base salaries of $750,000, $375,000, $525,000, $500,000 and $500,000, respectively.

The 2009 base salaries for Messrs. Becker, Roberts, Minton, Guagliano and Vaccaro have been set at $850,000, $390,000, $550,000, $510,000 and $500,000, respectively

Bonuses. Subject to any guidelines provided in each named executive officer’s employment agreement, each named executive officer’s 2008 bonus award is discretionary and is determined by our Compensation Committee taking into account the following components: company performance, company performance compared to peers, department performance and individual performance.

Company Performance

Our Compensation Committee considers company performance based on an analysis of (i) our financial performance against targets established by our Compensation Committee and (ii) our financial performance as compared to that of peer companies selected annually by our Compensation Committee.

In 2008, the peer companies group identified by our Compensation Committee consisted of Allied World Assurance Company Holdings, Ltd., Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Lancashire Holdings Limited, Montpelier Re Holdings Ltd., Platinum Underwriters Holdings, Ltd., Reinsurance Group of America, Incorporated and Validus Holdings, Ltd. These companies were selected because of their similarities to us, in the aggregate, with respect to lines of business, organizational size and operational history.

The financial metrics evaluated by our Compensation Committee when measuring company performance in 2008 were operating return on equity, combined ratio, expense ratio, our performance versus peers as well as the attainment of strategic objectives. Shortly following the completion of the fiscal year, our Compensation Committee assessed our performance on each of the financial metrics by comparing our estimated year-end results, at the time the bonus pool allocations were made, against our performance targets. In addition, our Compensation Committee considered our results in relation to the peer companies listed above based on their publicly available information. This assessment is used to compute a company score and together with departmental results assists our Compensation Committee in determining the available pool for bonus awards to all employees.

The following table details our 2008 financial performance targets and results with respect to these performance measures:

Performance Measure	Target Performance	Estimated Results
Combined Ratio	91.9	91.6

Expense Ratio	22.7	23.8

Operating Return on Equity	15.1	11.3

For 2008, our Compensation Committee normalized operating return on equity as a result of our investment results and for comparison with peer companies. This action was taken in response to the unprecedented turmoil in the U.S. and global financial markets notwithstanding our Compensation Committee’s belief that we achieved solid operating performance during this period.

Departmental Performance

The bonus pool is allocated across departments according to scores reflecting realization of departmental-level goals and objectives. For our underwriting departments, the principal determinants of these scores are profitability and return on utilized capital. Performance for our underwriting units is analyzed over a rolling three-year period. The scores assigned to our non-underwriting departments reflect the functions or responsibilities of the department and often involve more subjective determinations since their performance is more difficult to quantify.

Individual Performance

Our named executive officers’ individual performance during the year is assessed with an emphasis on identifying and rewarding those personal qualities and characteristics relevant to the individual’s job performance and key corporate goals namely (i) personal contribution to short-term and long-term business results, (ii) successful execution of key strategic objectives, (iii) demonstrated leadership capability, (iv) demonstrated application of relevant technical expertise, (v) ethical conduct and (vi) regulatory compliance. These factors, while considered in their totality by our Compensation Committee, are not assigned a particular weight during the evaluation process.

The scores derived from company and departmental results together with individual performance assessments are utilized to determine the recommended bonus level for eligible individuals. Final determinations, however, are not based on a strict formula. While mindful of the benefit of certainty attendant to a strictly formulaic bonus determination process, our Compensation Committee believes that a formulaic analysis comprises one component of the total analysis that reflects its business judgment. Our Compensation Committee, therefore, retains final discretion with respect to bonus determinations of our named executive officers and will adjust the weight of scores as appropriate to reflect the individual’s responsibility for and contribution to our performance.

In recognition of Mr. Becker’s lead position with us and as an incentive for him to join us in late 2006, our Compensation Committee agreed during the negotiation process to expressly set a target bonus for Mr. Becker within his employment agreement. The employment agreement for Mr. Becker specifies a target cash bonus at 100% of base salary with a range from 0% through 250%.

The employment agreements for Messrs. Roberts, Minton and Guagliano provide that, at the beginning of each calendar year, or shortly thereafter, our board of directors or its designated committee will provide a target bonus amount for such year to the executive. Pursuant to each of their employment agreements, a target bonus below 50% of base salary would constitute good reason (as defined under “Employment Agreements” below) triggering certain payments by us to the executive officer if the executive elects to terminate his employment. The target bonus in 2008 for each of Messrs. Roberts, Minton and Guagliano was 87.5%,

Mr. Vaccaro is also eligible for annual bonuses pursuant to the terms of his employment agreement, however he was not entitled to any particular minimum or target bonus with respect to 2008.

In determining the individual bonuses applicable to 2008 performance, and the mix of cash and restricted shares for each of the named executive officers, our Compensation Committee considered the Company’s performance versus the targeted performance expectations, the individual’s contribution to Company performance, as well as the named executive officer’s total compensation relative to the compensation paid to similarly situated executives at peer companies. Generally, restricted shares are subject to three-year cliff vesting because our Compensation Committee believes this period to be an effective performance and retention tool since the named executive officers are in a position to influence longer term results and the restricted shares are generally forfeited if the named executive officer terminates employment.

Our Compensation Committee awarded Mr. Becker with a cash bonus of $1,700,000 or 227% of his base salary compared to his target of 100% and a restricted share grant with a grant date value of $1,000,000 equivalent to 133% of his base salary. To further incentivize Mr. Becker, our Compensation Committee awarded a performance based equity award of 108,333 stock options and 33,333 restricted shares with vesting restrictions which will lapse only to the extent that the performance measures are met over a two-year period. Our Compensation Committee believes that this award aligns the interests of Mr. Becker with the longer-term interest of the Company.

Messrs. Roberts, Minton and Guagliano were awarded cash bonuses of $350,000, or 93% of base salary; $950,000, or 181% of base salary; and $550,000, or 110% of base salary, respectively, and restricted share grants with a grant date value of $649,992, or 173%, $489,994, or 93% and $649,992, or 130% of base salary, respectively.

Mr. Vaccaro was awarded a cash bonus of $400,000 comprising 80% of base salary and a restricted share grant with a grant date value of $50,005 representing 10% of his base salary.

The 2009 bonus targets for Messrs. Becker, Roberts, Minton and Guagliano have been set to 100%, 87.5%, 87.5% and 87.5%, respectively, remaining at the 2008 level.

Incentive Plan Awards. Our 2008 Incentive Plan was approved by our shareholders at our May 2008 Annual Meeting. Awards granted to our named executive officers, employees and directors on or prior to May 5, 2008 were granted pursuant to our 2000 Incentive Plan. Beginning May 6, 2008, awards granted to our named executive officers, employees and directors (other than pursuant to a reload feature discussed below) are granted under the 2008 Incentive Plan. Awards granted to our named executive officers pursuant to compensation earned in 2008 are granted under our 2008 Incentive Plan

Certain option awards previously granted to our named executive officers under the 2000 Incentive Plan incorporated a reload feature whereby if a named executive officer pays the exercise price of the option by tendering common shares rather than cash, the named executive officer is automatically granted new stock options to purchase common shares in the amount that was used to pay the exercise price of the original award. Our Compensation Committee has evaluated the costs and benefits to the Company of this reload feature and decided that the 2008 Incentive Plan would not provide for reload provisions in future option awards.

In 2008, Mr. Guagliano exercised an option award with a reload feature originally granted under our 2000 Incentive Plan and as a result received a grant of options to acquire 5,202 of our common shares with this reload feature. Other than Mr. Guagliano, no named executive officer received an option grant with this feature in 2008.

We grant stock option awards principally in cases where our new employees leave behind stock options or other awards at their former employers and seek to be compensated by us. After commencement of the employment relationship and going forward, our Compensation Committee anticipates an expanded use of restricted share and restricted share unit awards as opposed to stock options. This shift is due in a large part to recent changes in the accounting treatment for stock options as a result of Statement of Financial Accounting Standards No. 123(R), which has made granting stock options less attractive to us. Furthermore, our Compensation Committee believes that restricted shares provide an equally motivating form of incentive compensation while serving to better align the interests of our shareholders and management.

For 2008 as part of their bonus, each of Messrs. Becker, Roberts, Minton, Guagliano and Vaccaro received grants under our 2008 Incentive Plan in the form of restricted shares as described above under “Bonuses.” The awards vest on the third anniversary of the grant date if the named executive officer is employed on the vesting date and a pro-rata portion of the restricted shares will vest (based on the number of days the named executive officer is employed during the vesting period) in the event of the named executive officer’s death, disability, termination with out cause or termination for good reason from the Company. Upon a change in control (as defined in the description of our 2008 Incentive Plan below) or, subject to limitations, our failure to renew a Bermuda-based named executive officer’s work permit, any unvested restricted share awards will automatically vest.

Notwithstanding the preceding paragraph, set forth under “Item 12 – Change in Control” is a discussion of the Amalgamation and its effect on certain unvested equity awards of our named executive officers.

Section 162(m) Disclosure

Code Section 162(m) limits the tax deductibility by U.S. companies of certain compensation paid to “covered employees” within the meaning of Code Section 162(m). This provision generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 per year unless it is considered performance-based compensation under the Code.

For 2008, the compensation of Mr. Vaccaro, who is an employee of Max Specialty Services, one of our U.S. subsidiaries, was subject to the corporate income tax deductibility rules of Code Section 162(m). In those cases where Code Section 162(m) is applicable, we believe that the corporate income tax deductibility of compensation is an important factor, but not the sole factor, in setting executive compensation policy or in rewarding executive performance. Accordingly, although we generally intend to avoid the loss of a tax deduction due to Code Section 162(m), we reserve the right to pay amounts that are not deductible in appropriate circumstances. We believe that the compensation we paid to Mr. Vaccaro for 2008 will be deductible under Code Section 162(m).

Common Share Ownership Guidelines

We believe that broad-based share ownership by our employees, including our named executive officers, is the most effective method to deliver superior shareholder returns by increasing the alignment between the interests of our employees and our shareholders. We do not, however, have a formal requirement for share ownership by any group of employees.

Change in Control and Severance

Upon termination of employment or a change in control, our named executive officers may receive (i) accelerated vesting of awards granted under our Incentive Plans and/or (ii) severance payments under the circumstances described below.

Generally under our Incentive Plans, if a change in control occurs, the (i) then outstanding options become immediately exercisable, (ii) the restricted period on restricted share awards and restricted stock units expire (including without limitation a waiver of any applicable performance goals), (iii) performance periods in effect end and our Compensation Committee will (x) determine the extent to which performance goals have been met and (y) cause the named executive officer to receive partial or full payment of awards and (iv) any awards previously deferred will be settled in full as soon as practicable. For more details on these provisions, please see “Potential Payments upon Termination or Change in Control.”

Upon termination of employment, our named executive officers are eligible to receive severance payments which, depending upon the circumstances surrounding termination and the terms of the applicable employment agreement, may include:

•	a cash payment based on a multiple of the named executive officer’s base salary set forth in his employment agreement or actual base salary at the time of termination;

•

a pro-rated target bonus for the year of termination (as determined in good faith by our Compensation Committee based on the relative achievement of performance targets through the termination date); and

•	in the case of Messrs. Becker, Minton, Roberts and Guagliano, a cash payment reflecting a multiple of the named executive officer’s last paid bonus; and

•	accelerated vesting of equity grants.

In addition, Mr. Roberts’ employment agreement provides vesting credit with respect to 35,000 of the 48,699 restricted shares comprising his February 2007 award in the event his termination arises without cause or for good reason (as defined below). Our Compensation Committee elected to include this language in Mr. Roberts’ employment agreement in recognition of his then new role with us and its attendant responsibilities.

Our severance obligations are designed to be competitive with the amounts payable to executives in similar positions at similar companies. Termination payments to a named executive officer with an employment agreement are made within the time period specified in the respective employment agreement and are contingent upon the named executive officer’s continued compliance with certain restrictive covenants and the execution of a release of claims.

The change in control provisions reflect our belief that our named executive officers and other employees who have built the Company into a successful enterprise should be protected in the event of a change in control. Further, we believe that the interests of shareholders will be best served if the interests of our named executive officers are aligned with shareholders, and providing change in control benefits should eliminate, or at least reduce, any potential reluctance of our named executive officers to pursue potential change in control transactions that may be in the best interests of shareholders.

While the definition of “change in control” (discussed below under “Payments upon Termination or Change in Control”) contained in the employment agreements of (i) Messrs. Becker, Roberts and Minton, (ii) Mr. Guagliano and (iii) Mr. Vaccaro are materially similar, the definitions in each of Messrs. Guagliano’s and Vaccaro’s agreement reflect employment by Max Bermuda and Max Specialty Services, respectively. As such, while there is substantial overlap among the definitions, Mr. Guagliano and Vaccaro’s definitions contain references to Max Bermuda or Max Specialty Services, as applicable, for purposes of describing occurrences that would constitute a change in control under their agreements.

The definitions of “good reason” (discussed below under “Payments upon Termination or Change in Control”) in the employment agreements of (i) Mr. Becker, (ii) Messrs. Roberts, Minton and Guagliano and (iii) Mr. Vaccaro contain a small degree of variation. Mr. Vaccaro’s agreement was negotiated as part of the acquisition of our U.S. operations. Mr. Becker’s employment agreement was negotiated prior to those of Messrs. Roberts, Minton and Guagliano. These variations are a result of those negotiations.

In addition to accelerated vesting of equity grants upon (i) death, (ii) disability, (iii) termination without cause or (iv) termination for good reason, our Bermuda-based named executive officers may receive accelerated vesting of restricted shares if we fail to renew the named executive officer’s work permit and do not offer a comparable position at an affiliate. We believe accelerated vesting under these circumstances is appropriate because we recognize that failure to renew a Bermuda work permit for our Bermuda-based named executive officers could serve as a constructive termination.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Reg. S-K, Item 402(b) with management. Based on the review and discussions referred to in the preceding sentence, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

The Compensation Committee
(For Fiscal Year 2008)

Willis T. King, Jr. (Chairman)
William Kronenberg III
Steven M. Skala
Mario P. Torsiello

The foregoing Compensation Committee Report shall not be deemed to be incorporated by reference in any previous or future documents filed by Max Capital with the SEC under the Securities Act of 1933 or the Exchange Act, except to the extent that Max Capital specifically incorporates the Report by reference in any such document.

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation awarded to our named executive officers in 2008, 2007 and 2006, as applicable.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Share Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)

W. Marston Becker, Chairman and Chief Executive Officer	2008	750,000		1,700,000		620,231		515,667		0	0	461,632	(5)	4,047,530
	2007	750,000		1,300,000		916,808		523,356		0	0	406,693		3,896,857
	2006	102,404	(6)	185,000		828,541	(7)	839,539	(8)	0	0	111,573		2,067,057

Joseph W. Roberts, Executive Vice President and Chief Financial Officer	2008	375,000		350,000		680,927		0		0	0	194,500	(9)	1,600,428
	2007	334,042		335,000		548,624		0		0	0	168,077		1,385,743
	2006	240,000		325,000		277,378		34,471		0	0	163,274		1,040,123

Peter A. Minton, Executive Vice President and Chief Operating Officer	2008	525,000		950,000		786,682		0		0	0	314,076	(10)	2,575,758
	2007	500,000		700,000		896,287		0		0	0	361,823		2,458,110
	2006	475,000		500,000		1,277,121		0		0	0	309,944		2,562,065

Angelo M. Guagliano, President and Chief Executive Officer of Max Bermuda	2008	500,000		550,000		1,112,866		26,426		0	0	334,238	(11)	2,523,531
	2007	485,853		625,000		970,234		78,239		0	0	350,000		2,509,326
	2006	408,333		625,000		646,810		131,219		0	0	294,388		2,105,750

Stephen J. Vaccaro, Jr., President and Chief Executive Officer of Max Specialty	2008	500,000		400,000		808,667		276,938		0	0	45,520		2,031,124
	2007	500,000		425,000	(12)	808,667		276,938		0	0	15,327		2,025,932

(1)	In addition to the cash bonus reflected in this column, the named executive officers also received a portion of their 2008, 2007 and 2006 bonus in the form of restricted shares granted in February 2009, 2008 and 2007, respectively.

(2)	In (i) February 2009, 188,949 shares were granted to Messrs. Becker, Roberts, Minton, Guagliano and Vaccaro of which 155,516 will be expensed over a three year vesting period commencing in February 2009 and 33,333 are performance based, (ii) February 2008, 148,658 restricted shares were granted to Messrs. Becker, Roberts, Minton and Guagliano which will be expensed over a three year vesting period commencing in February 2008 and (iii) February 2007, 88,437 restricted shares were granted to Messrs. Becker, Robert, Minton and Guagliano which will be expensed over a three year vesting period commencing in February 2007. The share awards reflecting compensation for 2007 and 2006 were granted under our 2000 Incentive Plan and the share awards reflecting compensation for 2008 were granted under our 2008 Incentive Plan. We account for the Incentive Plans under SFAS No. 123R “Share Based Payments.” The value reported under “Share Awards” is the amount we expensed during 2008, 2007 and 2006, as applicable, for each named executive officer’s share award. All share awards, with the exception of the 100,000 and 33,333 restricted shares granted to Mr. Becker in December 2006 and as part of his February 17, 2009 grant, respectively, are expensed ratably over their three year vesting period and thus the amounts included in this column with respect to these officers include expenses related to share awards issued in (i) 2005, 2006, 2007 and 2008 for shares expensed in 2008, (ii) 2004, 2005, 2006 and 2007 for shares expensed in 2007 and (iii) 2003, 2004, 2005 and 2006 for shares expensed in 2006. The 100,000 restricted share award granted in December 2006 to Mr. Becker vested 33,334 on January 1, 2007 and 33,333 on January 1, 2008 upon the attainment of performance goals. The remaining 33,333 restricted shares were forfeited on January 1, 2009 as a result of performance criteria not being met. The 33,333 restricted share award granted in February 2009 to Mr. Becker vests 16,666 on January 1, 2010 and January 1, 2011, subject to the attainment of performance goals.

(3)	We account for the Incentive Plans under SFAS No. 123R “Share Based Payments.” The value reported under “Option Awards” is the amount we expensed during 2008, 2007 and 2006, as applicable, for each named executive officer’s stock options.

(4)	Includes perquisites for housing allowance, partial tax gross-up allowance (which we refer to as the “tax gross-up allowance”) for named executive officers who work in Bermuda and are U.S. taxpayers, car allowance, travel allowance, our contributions on behalf of the named executive officers to our defined contribution plans, financial planning and tax preparation costs, country club dues, dividends paid on unvested restricted stock and costs related to family members accompanying named executive officers to one board of directors meeting or other business trips, as applicable.

(5)	Includes a housing allowance of $180,000, tax gross up allowance of $104,423 and $75,000 that we contributed on behalf of Mr. Becker to our defined contribution plans.

(6)	Reflects salary paid for the period from November 13, 2006, the date on which Mr. Becker commenced employment with us, through December 31, 2006.

(7)	Includes the amount expensed in 2006 related to 33,334 restricted share awards granted to Mr. Becker in 2006 as part of his employment agreement and the amount expensed in 2006 related to 2,000 restricted share awards granted to Mr. Becker in 2006 and 2,000 restricted share awards granted to Mr. Becker in 2005 in his role as a director (prior to becoming an employee).

(8)	Includes the amount expensed in 2006 related to 108,333 options granted to Mr. Becker in 2006 as part of his employment agreement and the amount expensed in 2006 related to 10,000 stock options granted in 2004 to Mr. Becker in his role as a director (prior to becoming an employee).

(9)	Includes a housing allowance of $120,000, and $37,500 that we contributed on behalf of Mr. Roberts to our defined contribution plans.

(10)	Includes a housing allowance of $120,000, tax gross up allowance of $72,116 and $52,500 that we contributed on behalf of Mr. Minton to our defined contribution plans.

(11)	Includes a housing allowance of $120,000, tax gross up allowance of $72,116 and $50,000 that we contributed on behalf of Mr. Guagliano to our defined contribution plans.

(12)	Mr. Vaccaro’s 2007 bonus was specified per the terms of his employment agreement.

Grants of Plan Based Awards

Our Compensation Committee granted restricted shares and stock options under our 2000 Incentive Plan to our named executive officers during 2008. Set forth below is information regarding awards granted in 2008.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Share Awards: Number of Shares or Units (#)		All other Option Awards: Number of Shares Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Share and Option Awards	Closing Price on the Grant Date
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
W. Marston Becker	2/19/08	2/12/08							60,823	(2)	0			1,700,003
Joseph W. Roberts	2/19/08	2/12/08							19,857	(2)	0			555,003
Peter A. Minton	2/19/08	2/12/08							32,200	(2)	0			899,990
Angelo M. Guagliano	2/19/08	2/12/08							35,778	(2)	0			999,995
	5/20/08	1/13/03							0		5,202	(3)	24.04	26,426	24.04
Stephen J. Vaccaro, Jr. (4)	—	—							0		0

(1)	Pursuant to the terms of our 2000 Incentive Plan, the exercise price is the closing price on the day before the grant date.
(2)	Grant made pursuant to our 2000 Incentive Plan. Award is subject to three-year cliff vesting.
(3)	This fully vested option award resulted from the exercise of options with a reload provision.
(4)	Mr. Vaccaro did not receive an award grant in 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer at December 31, 2008.

Name	Option Awards						Share Awards
	Number of Shares Underlying Unexercised Options Exercisable (#)		Number of Shares Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Marston Becker	10,000				21.95	4/30/14	72,493	(2)	1,283,126
	216,667				24.49	12/8/16
Joseph W. Roberts	7,500				15.05	5/6/12	80,556	(3)	1,425,841
	4,590				24.59	5/6/12
Peter A. Minton	70,000	(4)			15.00	3/31/10	91,182	(5)	2,552,184
	240	(4)			15.00	6/29/10
	2,245	(4)			16.00	1/1/11
	30,000				16.00	1/1/11
	4,167	(4)			18.00	5/22/11
	30,000				16.00	8/13/11
	40,000	(4)			16.00	8/17/11
	50,000				15.66	1/1/12
Angelo M. Guagliano	56,525				11.50	1/13/13	134,536	(6)	2,381,287
	3,580				24.41	1/13/13
	11,783				24.40	1/13/13
Stephen J. Vaccaro, Jr.	75,000				24.26	12/13/16	50,000	(7)	885,000	50,000	(8)	885,000
	75,000				32.26	12/13/16
	75,000				36.26	12/13/16
	75,000				28.26	12/13/16

(1)	Assumes stock price of $17.70, the closing price on December 31, 2008.

(2)	2,000 of Mr. Becker’s restricted shares will vest in September 2009, 9,670 in February 2010 and 60,823 in February 2011.

(3)	12,000 of Mr. Roberts’ restricted shares vested in February 2009. The remainder of Mr. Roberts’ restricted shares will vest 48,699 in February 2010 and 19,857 in February 2011.

(4)	These amounts relate to warrants outstanding.

(5)	26,750 of Mr. Minton’s restricted shares vested in February 2009. The remainder of Mr. Minton’s restricted shares will vest 32,232 in February 2010 and 32,200 in February 2011.

(6)	19,500 of Mr. Guagliano’s restricted shares vested in February 2009. The remainder of Mr. Guagliano’s restricted shares will vest 50,000 in October 2009, 32,836 in February 2010 and 35,778 in February 2011.

(7)	All of Mr. Vaccaro’s restricted shares will vest in December 2009.

(8)	All of Mr. Vaccaro’s restricted shares will vest in December 2009, subject to the attainment of performance goals.

Option Exercises and Stock Vested

The following table summarizes information underlying each exercise of stock options or warrants or vesting of restricted shares for each named executive officer in 2008.

Name	Option Awards				Share Awards
	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
W. Marston Becker	0		0		2,000	(1)	47,340	(2)
Joseph W. Roberts	0		0		12,000	(3)	345,600	(4)
Peter A. Minton	0		0		32,200	(3)	927,360	(4)
Angelo M. Guagliano	10,875	(5)	136,373	(6)	22,800	(3)	656,640	(4)
Stephen J. Vaccaro, Jr.	0		0		0		0

(1)	Share awards granted to Mr. Becker in his role as a director which vested on April 28, 2008.

(2)	Calculated using the market value on the date vested of $23.67.

(3)	Share awards granted as officers of the company which vested on February 7, 2008.

(4)	Calculated using the market value on the date vested of $28.80.

(5)	Relates to the exercise of options under a reload provision.

(6)	Calculated as the difference between the exercise price of $24.00 and the grant price of $11.50 multiplied by the number of shares exercised.

Pension Benefits

None.

Non-Qualified Deferred Compensation

We offer a number of qualified and non-qualified deferred compensation plans. The following table shows information about the participation by each named executive officer in our nonqualified deferred compensation plans in 2008.

Name	Executive Contributions in 2008 ($)		Registrant Contributions in 2008 ($)		Aggregate Earnings in 2008 ($)		Aggregate Withdrawals/ Distributions ($)(1)	Aggregate Balance at 12/31/08 ($)
W. Marston Becker	17,000	(2)	65,800	(3)	(7,560	)(4)	0	145,950	(5)
Joseph W. Roberts	18,750	(6)	37,500	(7)	(91,212	)(8)	0	175,330	(9)
Peter A. Minton	255,750	(10)	43,300	(11)	31,312	(12)	0	3,007,452	(13)
Angelo M. Guagliano	4,500	(14)	40,800	(15)	(749,255	)(16)	0	1,311,326	(17)
Stephen J. Vaccaro, Jr. (18)	0		0		0		0	0

(1)	There were no withdrawals or distributions by any of the named executive officers in 2008.

(2)	Reflects contributions made by Mr. Becker to our Top Hat Plan.

(3)	Reflects amounts we contributed on behalf of Mr. Becker to our Excess Benefit Plan.

(4)	Includes earnings of $2,380 with respect to amounts credited to our Excess Benefit Plan and losses of $9,940 with respect to amounts credited to our Top Hat Plan.

(5)	Reflects balance of $121,737 in our Excess Benefit Plan and $24,213 in our Top Hat Plan.

(6)	Reflects contributions made by Mr. Roberts to our Bermuda Pension Plan.

(7)	Reflects $18,750 we contributed on behalf of Mr. Roberts to our Bermuda Pension Plan and $18,750 we contributed on behalf of Mr. Roberts to the Max Bermuda Ltd. Employee Benefit Trust.

(8)	Includes losses of $48,183 with respect to amounts credited to our Bermuda Pension Plan and losses of $43,029 with respect to amounts credited to the Max Bermuda Ltd. Employee Benefit Trust.

(9)	Reflects balance of $135,722 in our Bermuda Pension Plan and $39,608 in the Max Bermuda Ltd. Employee Benefit Trust.

(10)	Reflects contributions made by Mr. Minton to our Top Hat Plan.

(11)	Reflects contributions we made on behalf of Mr. Minton to our Excess Benefit Plan.

(12)	Includes earnings of $2,388 with respect to amounts credited to our Excess Benefit Plan, earnings of $21,439 with respect to amounts credited to our Top Hat Plan and earnings of $7,485 with respect to amounts credited to our Deferred Compensation Plan for U.S. Citizens.

(13)	Reflects balance of $109,866 in our Excess Benefit Plan, $796,755 in our Top Hat Plan and $2,100,832 in our Deferred Compensation Plan for U.S. Citizens.

(14)	Reflects contributions made by Mr. Guagliano to our Top Hat Plan.

(15)	Reflects contributions we made on behalf of Mr. Guagliano to our Excess Benefit Plan.

(16)	Includes losses of $8,602 with respect to amounts credited to our Excess Benefit Plan, losses of $79,926 with respect to amounts credited to our Top Hat Plan and losses of $663,727 with respect to amounts credited to our Deferred Compensation Plan for U.S. Citizens.

(17)	Reflects balance of $77,918 in our Excess Benefit Plan, $279,292 in our Top Hat Plan and $954,117 in our Deferred Compensation Plan for U.S. Citizens.

(18)	We do not maintain non-qualified deferred compensation plans for our employees based in the United States.

Employment Agreements

The following paragraphs summarize the employment agreements of our named executive officers. The employment agreements also provide for severance upon certain terminations of employment. The severance provisions are described below in the section titled “Potential Payments Upon Termination or Change in Control.”

W. Marston Becker. On December 8, 2006, we entered into an employment agreement with Mr. Becker under which he serves as our Chairman and Chief Executive Officer for a term that began on November 13, 2006 and ends on November 13, 2011. Mr. Becker’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of $750,000, subject to increase at the discretion of our Compensation Committee, and an annual bonus targeted at 100% of base salary with a range of 0% to 250% of base salary. The employment agreement also provided for an initial award of 100,000 restricted shares and 325,000 stock options, each divided into three equal tranches.

The first tranche vested on January 1, 2007. The second tranche vested on January 1, 2008 upon the successful attainment of performance goals specified in Mr. Becker’s employment agreement as certified by our Compensation Committee on February 11, 2008. The remaining tranche was forfeited on December 31, 2008 due to performance criteria not being met.

Under the terms of his employment agreement, Mr. Becker also receives an automobile allowance of $1,000 per month, payment of country club dues not to exceed $1,000 per month, a housing allowance not to exceed $15,000 per month (plus a gross-up to the extent and in the manner we provide to our other senior executive officers who are subject to U.S. income tax) or, if more favorable to Mr. Becker, in the aggregate, the amount otherwise provided to our other senior executive officers, and participation in pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Becker is also entitled to six weeks of paid vacation each year and access to a private plane as needed in accordance with company policy.

Mr. Becker is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2008, Mr. Becker was paid $750,000 base salary and was awarded a cash bonus in the amount of $1,700,000. For 2009, Mr. Becker’s base salary was increased to $850,000.

Joseph W. Roberts. Effective April 1, 2007, we entered into an employment agreement with Mr. Roberts pursuant to which Mr. Roberts serves as our Executive Vice President and Chief Financial Officer. Mr. Roberts’ employment agreement runs for three years with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Roberts or us. The agreement provides for an annual base salary of not less than $325,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of his employment agreement, Mr. Roberts is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda. For 2008, Mr. Roberts’ annual bonus was targeted at 87.5% of base salary and this target has not changed for 2009.

Under the terms of his April 2007 employment agreement, Mr. Roberts is also entitled to perquisites commensurate with those provided to other executive vice presidents in Bermuda including (i) a housing allowance of not less than $10,000 per month, (ii) a club dues allowance, (iii) an automobile allowance, (iv) a travel allowance, (v) tax and financial planning services and (vi) a tax gross-up. Mr. Roberts is entitled to participate in our pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Roberts is also entitled to no less than four weeks of paid vacation each year.

Mr. Roberts is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2008, Mr. Roberts was paid $375,000 base salary and was awarded a cash bonus in the amount of $350,000. For 2009, Mr. Roberts’ base salary was increased to $390,000.

Peter A. Minton. Effective April 1, 2007, we entered into an employment agreement with Mr. Minton pursuant to which Mr. Minton serves as our Executive Vice President and Chief Operating Officer. Mr. Minton’s employment agreement runs for three years with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Minton or us. Mr. Minton’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of not less than $500,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Minton is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda. For 2008, Mr. Minton’s annual bonus was targeted at 87.5% of base salary and this target has not changed for 2009.

Under the terms of his April 2007 employment agreement, Mr. Minton is also entitled to perquisites commensurate with those provided to other executive vice presidents in Bermuda including (i) a housing allowance of not less than $10,000 per month, (ii) a club dues allowance, (iii) an automobile allowance, (iv) a travel allowance, (v) tax and financial planning services and (vi) a tax gross-up. Mr. Minton is entitled to participate in our pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Minton is also entitled to no less than four weeks of paid vacation each year.

Mr. Minton is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2008, Mr. Minton was paid $525,000 base salary and was awarded a cash bonus in the amount of $950,000. For 2009, Mr. Minton’s base salary was increased to $550,000.

Angelo M. Guagliano. Effective April 1, 2007, Max Bermuda entered into an employment agreement with Mr. Guagliano, pursuant to which Mr. Guagliano serves as President and Chief Executive Officer of Max Bermuda. Mr. Guagliano’s employment agreement runs for three years with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Guagliano or Max Bermuda. Mr. Guagliano’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of not less than $475,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Guagliano is eligible for an annual bonus determined in accordance with the bonus policy applicable to other senior executive officers located in Bermuda. For 2008, Mr. Guagliano’s annual bonus was targeted at 87.5% of base salary and this target has not changed for 2009.

Under the terms of his April 2007 employment agreement, Mr. Guagliano is also entitled to receive perquisites commensurate with those provided to other executive vice presidents in Bermuda including (i) a housing allowance of not less than $10,000 per month, (ii) a club dues allowance, (iii) an automobile allowance, (iv) a travel allowance, (v) tax and financial planning services and (vi) a tax gross-up. Mr. Guagliano is entitled to participate in our pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Guagliano is also entitled to no less than four weeks of paid vacation each year.

Mr. Guagliano is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2008, Mr. Guagliano was paid $500,000 base salary and was awarded a cash bonus in the amount of $400,000. For 2009, Mr. Guagliano’s base salary was increased to $510,000.

Stephen J. Vaccaro, Jr. In December 2006, Max USA entered into an employment agreement with Mr. Vaccaro, pursuant to which Mr. Vaccaro initially served as Chief Executive Officer of Max USA. Following the acquisition of Max Specialty in 2007, Mr. Vaccaro’s employment agreement was transferred to Max Specialty Services. Mr. Vaccaro’s employment agreement has a term that began on December 13, 2006 and ended on the two year anniversary thereof with automatic one-year extensions subject to sixty (60) days non-renewal notice by either Max Specialty Services or Mr. Vaccaro.

Mr. Vaccaro’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of not less than $500,000 subject to discretionary increase by the board of Max Specialty Services. Pursuant to the terms of his employment agreement, Mr. Vaccaro is eligible for an annual bonus during the term of his employment.

Mr. Vaccaro is also entitled to participate in the benefit plans and insurance programs available to other senior executive officers of Max Specialty Services.

Upon entry into his employment agreement, Mr. Vaccaro received an initial grant of 100,000 restricted shares and 300,000 stock options. The options are divided into four equal tranches with differing exercise prices. Subject to Mr. Vaccaro’s continued employment, the stock options become exercisable in December 2010. 50,000 of the restricted shares will vest in December 2009, subject to Mr. Vaccaro’s continued employment. The remaining 50,000 restricted shares will also vest in December 2009, subject to continued employment and subject to the achievement of performance targets set forth in the award agreement.

For 2008, Mr. Vaccaro was paid $500,000 base salary and was awarded a cash bonus in the amount of $400,000. For 2009, Mr. Vaccaro’s base salary remains unchanged.

2008 Incentive Plan

General. The purpose of our 2008 Incentive Plan, which was approved at our May 2008 Annual Meeting, is to allow us to attract and retain key personnel and provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our shares, thereby strengthening their commitment to our welfare and aligning their interests with those of our shareholders. Our 2008 Incentive Plan has a term of ten years and no further awards may be granted under the 2008 Incentive Plan after that date.

Administration. Our Compensation Committee administers our 2008 Incentive Plan and has the authority to determine the terms and conditions of any agreements evidencing any awards granted under our 2008 Incentive Plan and to adopt, alter and repeal rules, guidelines and practices relating to our 2008 Incentive Plan.

Awards Available for Grant. Our Compensation Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Number of Shares Authorized. Our 2008 Incentive Plan provides for an aggregate of 4,500,000 common shares to be available for awards. No participant may be granted awards of options or stock appreciation rights with respect to more than 600,000 common shares in any one year. No more than 600,000 common shares (or the equivalent fair market value thereof) may be earned in respect of performance compensation awards granted to any participant for a single calendar year during a performance period. The maximum amount that can be paid to a participant in any calendar year pursuant to a performance compensation award in the form of a cash bonus is $15,000,000. If there is any change in our corporate capitalization, our Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance, the number of shares covered by awards then outstanding, the limitations on awards, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate under our 2008 Incentive Plan.

Transferability. In general, awards granted under our 2008 Incentive Plan may only be exercised by the participant, subject to certain permissible transfers by will or laws of descent or in the discretion of our Compensation Committee.

Amendment. Our board of directors may amend, suspend or terminate our 2008 Incentive Plan at any time, subject to any shareholder approval requirements related to the amendment of our 2008 Incentive Plan. No amendment, suspension or termination will impair the rights of any participant or recipient of any award without the consent of the participant or recipient.

Change in Control. In the event of a “change in control” (as defined below), our Compensation Committee may provide that all or any portion of any outstanding options and equity awards (other than performance compensation awards) issued under our 2008 Incentive Plan will become fully vested and performance compensation awards will vest based on the level of attainment of the specified performance goals or assuming that target levels of performance have been attained, or on some other basis, as determined by our Compensation Committee. Our Compensation Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a change in control.

For purposes of our 2008 Incentive Plan, “change in control” means (i) a sale, lease exchange or other transfer (in one or more related transactions) of all or substantially all of our assets or those of Max Bermuda; (ii) any person or group of persons becomes the beneficial owner of our outstanding securities that represent 51% or more of the combined voting power of our then outstanding securities, provided, that, certain types of acquisitions (e.g., certain acquisitions directly from us or by us or by an employee benefit plan that we sponsor) will not constitute a change in control; (iii) during any period of two consecutive years, individuals who at the beginning of that period constituted our board of directors (together with any new directors subsequently elected to our board of directors whose nomination by our shareholders was approved by a vote of our board of directors then still in office who are either directors at the beginning of that period or whose election or nomination for election was so previously approved) cease for any reason to constitute a majority of our board of directors then in office; (iv) our board of directors or shareholders approve a merger or consolidation of us with any other corporation, other than a merger or consolidation that would result in our voting securities outstanding immediately prior thereto continuing to represent at least 50% of the total voting power represented by our voting securities immediately after the merger or consolidation and at least a majority of the members of our board or directors of the resultant entity after the transaction were members of our board of directors at the time of the execution of the initial agreement or of the action of our board of directors providing for the transaction; or (v) our board of directors or shareholders approve a plan of complete liquidation of us or an agreement for the sale or disposition by us (in one or a series of transactions) of all or substantially all of our assets.

Nonqualified Deferred Compensation Plans

We maintain three nonqualified deferred compensation plans in which certain named executive officers of Max Capital who are U.S. taxpayers participate: the Excess Benefit Plan, the Top Hat Plan and the Deferred Compensation Plan for U.S. Citizens.

The Excess Benefit Plan was established on January 1, 2005 to enable salaried employees who participate in the Max Capital Group Ltd. 401(k) Plan to receive employer contributions that are in excess of the limits imposed on contributions to the 401(k) Plan under Code Section 415, or, effective as of January 1, 2008 under Code Section 401(a)(17). Each year, we make a contribution to the Excess

Benefit Plan on behalf of each participant in an amount equal to the difference between the (i) amount we would have contributed to the 401(k) Plan if the limitations imposed under Code Section 415 (for year prior to 2008) or 401(a)(17) (for 2008) did not apply and (ii) amount we actually contributed to the 401(k) Plan for the participant. Participants are not permitted to make contributions to the Excess Benefit Plan. On December 31, 2008, participants who were not yet 100% vested became immediately vested and the Excess Benefit Plan was frozen in light of Code Section 457A. No further contributions may be made to the Excess Benefit Plan.

The Top Hat Plan, which was established on January 1, 2005, permits a select group of our management employees to elect to defer receipt of all or any portion of their annual base salaries and/or annual cash bonuses in accordance with the requirements imposed by Code Section 409A. The Top Hat Plan is the successor plan to the Deferred Compensation Plan for U.S. Citizens, which plan is substantially identical to the Top Hat Plan (except for the vesting requirements discussed below) but does not permit salary and bonus deferrals for periods after December 31, 2005. Effective December 31, 2008, the Top Hat Plan was frozen in light of Code Section 457A. No further contributions may be made to the Top Hat Plan.

Amounts credited to the Excess Benefit Plan and the Deferred Compensation Plan for U.S. Citizens became vested and non-forfeitable on the earliest of (i) December 31, 2008, (ii) the date on which the participant completed two years of service with us, or (iii) the participant’s death or disability. Amounts deferred under the Top Hat Plan are fully vested at all times. Contributions to the plans are deemed to be invested by each participant in one or more of the investment vehicles selected for this purpose by the committee administering the plans and/ or in the participant’s self-directed investment account and any earnings on these deemed investments are credited to the participant’s account under the plans. Except for amounts contributed to the plans with respect to 2005 (which pay out only upon the participant’s separation from service, death or disability), payment under the plans will generally occur upon the earlier of (x) the participant’s separation from service, death or disability (y) a specific date (or dates) elected by the participant or (z) December 31, 2017.

Defined Contribution Plans

We, through Max Capital, Max Bermuda, Max Europe and Max at Lloyd’s, maintain five defined contribution arrangements for our employees and the employees of our Bermuda, Irish and United Kingdom subsidiaries: (i) the Max Bermuda National Pension Scheme for Bermudian employees and employees whose spouses are Bermudian; (ii) the Max Bermuda Employee Benefit Trust (as described below) for certain non U.S. taxpayers who work in Bermuda; (iii) a 401(k) plan for U.S. taxpayers who work in Bermuda; (iv) the Max Europe Pension for employees of the operating subsidiaries in Ireland; and the Scottish Widows Pension Scheme for the employees of our operating subsidiaries based in the United Kingdom.

Other than the Scottish Widow’s Pension Scheme, with respect to amounts contributed by an employee into the applicable deferred compensation plan of up to 5% of covered compensation, we match 100% to 200% of the employee’s contribution up to applicable covered compensation levels, subject to certain vesting requirements based on length of employment. The 401(k) plan for U.S. taxpayers who work in Bermuda has been amended to be a safe harbor plan within the meaning of the Code, effective as of January 1, 2008. The Company matches 100% of the first 3% of qualified contributions and 50% of the next 2% up to a maximum of 4% of qualified contributions. All contributions are immediately 100% vested. With respect to the Scottish Widow Pension Scheme, we contribute 10% of the participating employee’s covered compensation.

The Max Bermuda Employee Benefit Trust is a segregated trust offered to certain non-U.S. citizens. The trust is managed by Fiduciary Partners Trust Company Ltd. and permits the individual employee to direct investment of the funds allocated to his or her trust account.

We, through Max USA, maintain an additional “safe harbor” 401(k) plan within the meaning of the Code for employees located in the United States. The Company matches 100% of the first 3% of qualified contributions and 50% of the next 2% up to a maximum of 4% of qualified contributions. All contributions are immediately 100% vested.

Potential Payments Upon Termination or Change in Control

Employment Agreements

W. Marston Becker. In the event his employment terminates for any reason, Mr. Becker is generally entitled to receive the following accrued amounts: (i) accrued but unpaid base salary, (ii) earned but unpaid bonus and (iii) accrued vacation pay.

In the event that we terminate Mr. Becker’s employment without cause (as defined below) during the term of his employment agreement, in addition to the accrued amounts set forth above, Mr. Becker will receive a pro-rata bonus for the year in which his employment terminates and severance in an amount equal to $1,500,000, of which $750,000 will be paid six months following the date of his termination and the remaining $750,000 will be paid in equal installments over the course of the following six months, in accordance with our regular payroll practices.

In the event that Mr. Becker’s employment terminates due to the expiration of the term of his employment agreement, in addition to the accrued amounts set forth above, Mr. Becker will receive a pro-rata bonus for the year in which his employment terminates and severance in an amount equal to $750,000, of which $375,000 will be paid six months following the date his employment terminates and the remaining $375,000 will be paid in equal installments over the course of the following six months, in accordance with our regular payroll practices.

In the event Mr. Becker’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, Mr. Becker or his beneficiaries will receive a pro-rata bonus for the year in which his employment terminates.

In the event that Mr. Becker terminates his employment for good reason (as defined below) or in the event that his employment terminates for any reason following a change in control (as defined below), in addition the accrued amounts set forth above, Mr. Becker will receive a pro-rata bonus for the year in which his employment terminates and severance in an amount equal to three times the sum of (i) and (ii) where (i) equals his then current annual base salary and (ii) equals the greater of his last paid bonus or target bonus. One-half of the severance amount will be paid six months following the date his employment terminates and the remaining one-half will be paid in equal installments over the course of the following six months, in accordance with our regular payroll practices.

In addition, in the event that any payment or benefit made to Mr. Becker is subject to excise tax because it is made in connection with a change in control within the meaning of Code Section 280G, we will pay Mr. Becker an amount necessary to gross him up for the amount of the excise tax, plus any additional taxes, penalties or interest. However, we may reduce the payments or benefits due to Mr. Becker but only if reducing the payments or benefits by less than 15% in the aggregate would avoid the imposition of the excise tax.

Assuming Mr. Becker’s employment terminated or there was a change in control under each of the circumstances described above on December 31, 2008, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Gross Up		Total
Termination without Cause	1,700,000	(2)	1,500,000	(3)	1,283,126	(4)	0		4,483,126
Termination upon Death or Disability	1,700,000	(2)	0		1,283,126	(4)	0		2,983,126
Termination upon Expiration of the Employment Agreement without similar offer of employment	1,700,000	(2)	750,000	(3)	1,283,126	(4)	0		3,733,126
Termination with Cause or without Good Reason	0		0		0		0		0
Termination for Good Reason or following a Change in Control	1,700,000	(2)	6,150,000	(3)(5)	1,283,126	(4)	3,030,830	(6)	12,163,956
Termination upon Retirement	1,700,000	(2)	0		26,058	(7)	0		1,726,058
Change in Control Only	0		0		1,283,126	(4)	0		1,283,126

(1)	Calculated as the sum of (i) the number of restricted shares becoming vested upon termination of employment multiplied by the closing price of our common shares on December 31, 2008 ($17.70) and (ii) the number of options becoming vested upon termination of employment multiplied by the difference between $17.70 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals actual bonus earned as of December 31, 2008. Bonus would have been paid whether or not termination had occurred.

(3)	Equal to contractually stated severance amount.

(4)	Calculated assuming that all unvested restricted shares and options fully vest upon change in control or termination of employment, as applicable.

(5)	Calculated as three times the aggregate of (i) Mr. Becker’s then current base salary and (ii) the greater of Mr. Becker’s last paid bonus or then current target bonus, plus accrued but unused vacation pay.

(6)	Pursuant to his employment agreement, Mr. Becker under certain circumstances is entitled to receive a gross-up payment from us to make him whole as a result of any excise taxes that may be imposed upon him under Code Section 4999.

(7)	Calculated assuming forfeiture of all restricted shares issued prior to February 2007 other than the final tranche of Mr. Becker’s December 2006 performance grant which was forfeited on December 31, 2008. Restricted shares granted on or after February 1, 2007 continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2008 ($17.70), the awards granted on or after February 1, 2007 have a value of $1,247,726.

Joseph W. Roberts, Peter A. Minton and Angelo M. Guagliano. Pursuant to the terms of the employment agreements for each of Messrs. Roberts, Minton and Guagliano (each, for purposes of this discussion, an “executive”), in the event that an executive’s employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (i) accrued but unpaid base salary, (ii) accrued but unused vacation pay, and (iii) reimbursement for previously incurred reasonable business expenses. The executive will also be entitled to any other rights, compensation and benefits that may be due to him in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event that an executive’s employment is terminated by us (or Max Bermuda in the case of Mr. Guagliano) without cause (as defined below) or by the executive for good reason (as defined below), in addition to the accrued amounts set forth above, the executive will receive any accrued but unpaid bonus and regular severance in an amount equal to the sum of the executive’s then current annual base salary and the bonus last paid or payable to the executive in respect of the last completed fiscal year preceding termination. The regular severance is payable in twelve substantially equal monthly installments and is contingent upon the executive’s execution and non-revocation of a general release of claims in our favor. In addition to the foregoing payments, Mr. Roberts will receive an additional 730 days of vesting credit (provided the total number of days of vesting credit does not exceed 1,095) in determining the vesting of 35,000 restricted shares that we granted Mr. Roberts in February 2007.

Notwithstanding the foregoing, in the event that an executive’s employment is terminated by us (or Max Bermuda in the case of Mr. Guagliano) without cause or by the executive for good reason in connection with, upon the occurrence of, or within twelve months following a change in control (as defined below), then in lieu of the above regular severance amount, the executive will receive enhanced severance in an amount equal to two times the sum of the executive’s then current annual base salary and target bonus. The enhanced severance is payable in a lump sum, but with respect to Messrs. Minton and Guagliano, the portion of the enhanced severance that is equal to the regular severance is only payable in lump sum if the executive’s employment is terminated within twelve months following a change of control that constitutes a “change in control event” within the meaning of Code Section 409A. Otherwise, that portion of the enhanced severance is payable in monthly installments as set forth above. The regular or enhanced severance payments are made (or begin, in the case of installments) upon the expiration of the applicable release revocation period or six months following the date of the executive’s termination in the event that we determine that the executive is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments).

In the event that an executive’s employment terminates because we (or Max Bermuda in the case of Mr. Guagliano) provide the executive with notice of our intent not to renew the term of his employment agreement, in addition to the accrued amounts set forth above, we will continue to pay the executive his then current base salary for six months following his termination, contingent upon the executive’s execution and non-revocation of a general release of claims in our favor. Payment of the executive’s continued base salary will begin upon the expiration of the applicable release revocation period unless we determine the executive is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A, in which case the continued base salary will be paid in lump sum six months following the executive’s termination.

In the event that an executive’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, the executive or his beneficiaries will receive any accrued but unpaid bonus and a pro-rata bonus for the year in which his employment terminates.

In the event that an executive’s employment terminates due to his retirement, in addition to the accrued amounts set forth above, the executive will receive any accrued but unpaid bonus and a pro-rata bonus for the year in which he retires. Payment of the pro-rata bonus is contingent on the executive not engaging in employment, consulting, directorships or certain other relationships without the consent of our board (or Max Bermuda’s board in the case of Mr. Guagliano).

Assuming Mr. Roberts’ employment terminated or there was a change in control under each of the circumstances described above on December 31, 2008, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity (1)		Total
Termination without Cause or for Good Reason	0		710,000	(2)	1,084,938	(3)	1,794,938
Termination upon Death or Disability	350,000	(4)	0		852,626	(5)	1,202,626
Termination upon Six months notice of Non-renewal of Employment Agreement by Employee	0		0		0		0
Termination upon Six months notice of Non-renewal of Employment Agreement by Employer	0		187,500	(6)	1,419,941	(7)	1,607,441
Termination with Cause or Without Good Reason	0		0		0		0
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change in Control	0		1,406,250	(8)	1,425,841	(9)	2,832,091
Termination upon Retirement	350,000	(4)	0		206,500	(10)	556,500
Change in Control Only	0		0		1,425,841	(9)	1,425,841

(1)	Calculated as the sum of (i) the number of restricted shares becoming vested upon termination of employment multiplied by the closing price of our common shares on December 31, 2008 ($17.70) and (ii) the number of options becoming vested upon termination of employment multiplied by the difference between $17.70 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Calculated as the sum of (i) Mr. Roberts’ base salary in effect on December 31, 2008 and (ii) the cash bonus paid to Mr. Roberts with respect to the fiscal year ended December 31, 2007.

(3)	Calculated assuming (i) pro-rata vesting of unvested restricted shares provided, however, that Mr. Roberts was granted an additional 730 days of credit in determining the vesting of the 35,000 restricted shares from Mr. Roberts’ February 2007 award and (ii) full vesting of all unvested options that would have vested in the one year period following termination of employment.

(4)	Assumes that pro-rated bonus equals actual bonus earned as of December 31, 2008. Bonus would have been paid whether or not termination had occurred.

(5)	Calculated assuming (i) pro-rata vesting of unvested restricted shares and (ii) full vesting of all unvested options that would have vested in the one year period following termination of employment.

(6)	Calculated as six months of Mr. Roberts’ then current base salary.

(7)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007, full vesting of all restricted shares issued on or after February 1, 2007 and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(8)	Calculated as two times the aggregate of (i) Mr. Roberts’ then current base salary and (ii) Mr. Roberts’ then current target bonus. Assumes target bonus equals 87.5% of current base salary.

(9)	Calculated assuming that all unvested restricted shares and options fully vest upon change in control or termination of employment, as applicable.

(10)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007. Restricted shares granted on or after February 1, 2007 continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2008 ($17.70) the awards granted on or after February 1, 2007 have a value of $1,213,441.

Assuming Mr. Minton’s employment terminated or there was a change in control under each of the circumstances described above on December 31, 2008, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	0		1,225,000	(2)	991,038	(3)	2,216,038
Termination upon Death or Disability	950,000	(4)	0		991,038	(3)	1,941,038
Termination upon Six months notice of Non-renewal of Employment Agreement by Employee	0		0		0		0
Termination upon Six months notice of Non-renewal of Employment Agreement by Employer	0		262,500	(5)	1,600,769	(6)	1,863,269
Termination with Cause or without Good Reason	0		0		0		0
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change in Control	0		1,968,750	(7)	1,613,921	(8)	3,582,671
Termination upon Retirement	950,000	(4)			460,323	(9)	1,410,323
Change in Control Only	0		0		1,613,921	(8)	1,613,921

(1)	Calculated as the sum of (i) the number of restricted shares becoming vested upon termination of employment multiplied by the closing price of our common shares on December 31, 2008 ($17.70) and (ii) the number of options becoming vested upon termination of employment multiplied by the difference between $17.70 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Calculated as the sum of (i) Mr. Minton’s base salary in effect on December 31, 2008 and (ii) the cash bonus paid to Mr. Minton with respect to the fiscal year ended December 31, 2007.

(3)	Calculated assuming pro-rata vesting of unvested restricted shares and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(4)	Assumes that pro-rated bonus equals actual bonus earned as of December 31, 2008. Bonus would have been paid whether or not termination had occurred.

(5)	Calculated as six months of Mr. Minton’s then current base salary.

(6)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007, full vesting of all restricted shares issued on or after February 1, 2007 and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(7)	Calculated as two times the aggregate of (i) Mr. Minton’s then current base salary and (ii) Mr. Minton’s then current target bonus. Assumes target bonus equals 87.5% of current base salary.

(8)	Calculated assuming that all unvested restricted shares and options fully vested upon change in control or termination of employment, as applicable.

(9)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007. Restricted shares granted on or after February 1, 2007 continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2008 ($17.70) the awards granted on or after February 1, 2007 have a value of $1,140,446.

Assuming Mr. Guagliano’s employment terminated or there was a change in control under each of the circumstances described above on December 31, 2008, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity (1)		Total
Termination without Cause or for Good Reason	0		1,125,000	(2)	1,512,126	(3)	2,637,126
Termination upon Death or Disability	550,000	(4)	0		1,512,126	(3)	2,062,126
Termination upon Six months notice of Non-renewal of Employment Agreement by Employee	0		0		0		0
Termination upon Six months notice of Non-renewal of Employment Agreement by Employer	0		250,000	(5)	2,125,866	(6)	2,375,866
Termination with Cause or without Good Reason	0		0		0		0
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change in Control	0		1,875,000	(7)	2,381,287	(8)	4,256,287
Termination upon Retirement	550,000	(4)	0		974,729	(9)	1,524,729
Change in Control Only	0		0		2,381,287	(8)	2,381,287

(1)	Calculated as the sum of (i) the number of restricted shares becoming vested upon termination of employment multiplied by the closing price of our common shares on December 31, 2008 ($17.70) and (ii) the number of options becoming vested upon termination of employment multiplied by the difference between $17.70 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Calculated as the sum of (i) Mr. Guagliano’s base salary in effect on December 31, 2008 and (ii) the cash bonus paid to Mr. Guagliano with respect to the fiscal year ended December 31, 2007.

(3)	Calculated assuming pro-rata vesting of unvested restricted shares and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(4)	Assumes that pro-rated bonus equals actual bonus earned as of December 31, 2008. Bonus would have been paid whether or not termination had occurred.

(5)	Calculated as six months of Mr. Guagliano’s then current base salary.

(6)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007, full vesting of all restricted shares issued on or after February 1, 2007 and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(7)	Calculated as two times the aggregate of (i) Mr. Guagliano then current base salary and (ii) Mr. Guagliano then current target bonus. Assumes target bonus equals 87.5% of current base salary.

(8)	Calculated assuming that all unvested restricted shares and options fully vested upon change in control or termination of employment, as applicable.

(9)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007. Restricted shares granted on or after February 1, 2007 continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2008 ($17.70) the awards granted on or after February 1, 2007 have a value of $1,151,137.

Stephen J. Vaccaro, Jr. In the event that Mr. Vaccaro’s employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (i) accrued but unpaid base salary, (ii) accrued but unused vacation pay, and (iii) reimbursement for previously incurred reasonable business expenses. Mr. Vaccaro will also be entitled to any other rights, compensation and benefits that may be due to him in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event that Mr. Vaccaro’s employment is terminated by Max Specialty Services without cause (as defined below) or by Mr. Vaccaro for good reason (as defined below), in addition to the accrued amounts set forth above, Mr. Vaccaro will receive any accrued but unpaid bonus, a pro-rata bonus for the year in which his employment terminates and severance in an amount equal to two times the executive’s then current annual base salary. The regular severance is payable in twenty-four equal monthly installments and is contingent upon the executive’s execution and non-revocation of a general release of claims in our favor. In addition to the foregoing payments, Max Specialty Services will pay Mr. Vaccaro’s COBRA premiums for up to eighteen months following his termination, subject to early termination if Mr. Vaccaro becomes eligible for comparable benefits from a subsequent employer.

Notwithstanding the foregoing, in the event that Mr. Vaccaro’s employment is terminated by Max Specialty Services without cause or by Mr. Vaccaro for good reason within twelve months following a change in control (as defined below) that constitutes a “change in control event” within the meaning of Code Section 409A, then Mr. Vaccaro’s severance amount will be payable in a lump sum. Otherwise, it is payable in monthly installments as set forth above. The severance payment is made (or begins, in the case of installments) upon the expiration of the applicable release revocation period or six months following the date of the executive’s termination in the event that we determine that the executive is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments).

In the event that Mr. Vaccaro’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, Mr. Vaccaro or his beneficiaries will receive any accrued but unpaid bonus.

Assuming Mr. Vaccaro’s employment terminated or there was a change in control under each of the circumstances described above on December 31, 2008, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity (1)		Total
Termination without Cause or for Good Reason	400,000	(2)	1,023,435	(3)	1,204,583	(4)	2,628,018
Termination upon Death or Disability	0		0		1,204,583	(4)	1,204,583
Termination upon sixty days notice on Non renewal of Employment Agreement by Mr. Vaccaro	0		0		0		0
Termination upon sixty days notice on Non renewal of Employment Agreement by the Company	0		0		1,204,583	(5)	1,204,583
Termination with Cause or without Good Reason	0		0		0		0
Termination without Cause or for Good Reason following a Change in Control	400,000	(2)	1,023,435	(3)	1,770,000	(6)	3,193,435
Termination upon Retirement	0		0		1,204,583	(7)	1,204,583
Change in Control only	0		0		1,770,000	(6)	1,770,000

(1)	Calculated as the sum of (i) the number of restricted shares becoming vested upon termination of employment multiplied by the closing price of our common shares on December 31, 2008 ($17.70) and (ii) the number of options becoming vested upon termination of employment multiplied by the difference between $17.70 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals actual bonus earned as of December 31, 2008. Bonus would have been paid whether or not termination had occurred.

(3)	Calculated as the aggregate of (i) two times Mr. Vaccaro’s then current base salary and (ii) COBRA premiums for eighteen months following Mr. Vaccaro’s termination date.

(4)	Calculated assuming pro-rata vesting of unvested restricted shares and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(5)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007, full vesting of all restricted shares issued on or after February 1, 2007 and full vesting of all unvested options that would have vested in the one year period following termination of employment.

(6)	Calculated assuming that all unvested restricted shares and options fully vested upon change in control or termination of employment, as applicable.

(7)	Calculated assuming pro-rata vesting of all restricted shares issued prior to February 2007. Restricted shares granted on or after February 1, 2007 continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2008 ($17.70) the awards granted on or after February 1, 2007 have a value of $nil.

Employment Agreement Definitions

For purposes of the employment agreements described herein, “cause” generally means the named executive officer’s (i) drug or alcohol use which impairs his ability to perform his duties; (ii) conviction by a court, or plea of “no contest” or guilty to a felony or equivalent; (iii) engaging in fraud, embezzlement or any other illegal conduct with respect to us; (iv) willful violation of the restrictive covenants set forth in the named executive officer’s employment agreement; (v) willful failure or refusal to perform the duties under the named executive officer’s employment agreement; (vi) breach of any material provision of the named executive officer’s employment agreement related to conduct which is not cured, if curable, within 10 days after written notice is given by us to the named executive officer (or in the case of Mr. Becker, 30 days written notice); or (vii) willful misconduct that is directly related to the employment relationship and that has a material detrimental effect on us or our affiliates (except in the case of Mr. Becker).

In addition to the definition in the preceding paragraph, cause for Mr. Vaccaro would also include (i) a background investigation which results in the uncovering of conduct or matters which (A) reveal fraud, misrepresentations, or dishonesty on the part of Mr. Vaccaro, (B) would be grounds for termination or non-hiring under applicable law as determined by counsel to Max Specialty Services or (C) would constitute cause under the preceding paragraph as if such conduct or matters had transpired during Mr. Vaccaro’s employment with us or any of our companies, or (ii) Vaccaro Insurance Holdings, Inc., Mr. Vaccaro’s former company which we refer to as VIH, materially breaching or violating a representation, warranty, covenant or agreement set forth in the purchase agreement entered into in 2006 between VIH and Max USA.

For purposes of the employment agreements described herein, “good reason” means any of the following events which is not cured, if curable, within thirty days after the named executive officer has given notice to us of: (i) any material and adverse change to his duties or authority which is inconsistent with his title and position as applicable; (ii) a reduction of the named executive officer’s base salary or (iii) a failure by us to comply with any other material provisions or obligations pursuant to the named executive officer’s employment agreement. For Messrs. Becker, Minton, Roberts and Guagliano, the following events could also constitute good reason (i) a diminution of the named executive officer’s title or position; or (ii) the relocation of the named executive officer’s office outside of Bermuda. Good reason for Mr. Becker may also be triggered upon a material reduction in the benefits set forth in his employment agreement. For Messrs. Minton, Roberts and Guagliano, a target bonus below 50% of base salary may also constitute good reason under each respective employment agreement.

For purposes of the employment agreements described herein, “disability” generally means if, as a result of incapacity due to physical or mental illness, the named executive officer is substantially unable to perform his duties for an entire period of at least 120 consecutive days (180 days in the case of Mr. Becker) or 180 non-consecutive days within any 365-day period.

For purposes of Messrs. Becker’s, Roberts’ and Minton’s employment agreements, the term “change in control” generally means: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of Max Capital or those of Max Bermuda; (ii) any person is or becomes, directly or indirectly, the beneficial owner of our securities representing 51% or more of the combined voting power of our then outstanding voting securities; (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute our board of directors and any new director, whose election to the board of directors or nomination for election to the board of directors by our shareholders was approved by a vote of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors then in office; or (iv) our board of directors or our shareholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 80% of the total voting power represented by our voting securities immediately after such merger or consolidation, or our board of directors or our shareholders approve a plan of complete liquidation or an agreement for the sale or disposition (in one or a series of transactions) of all or substantially all of our assets.

For purposes of Mr. Guagliano’s employment agreement, the term “change in control” means (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of our assets or those of Max Bermuda; (ii) any person is or becomes, directly or indirectly, the beneficial owner of securities of Max Bermuda that represent 51% or more of the combined voting power of Max Bermuda’s then outstanding voting securities; (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted our board of directors (together with any new directors whose election by our board of directors whose nomination by our shareholders was approved by a vote of our board of directors then still in office who are either directors at the beginning of such period or whose election or nomination for election was so previously approved) cease for any reason to constitute a majority of our board of directors then in office; or (iv) our board of directors or our shareholders approve a merger or consolidation of the parent with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 80% of the total voting power represented by our voting securities immediately after such merger or consolidation, or our board of directors or shareholders approve a plan of our complete liquidation or an agreement for the sale or disposition by us (in one or a series of transactions) of all or substantially all of our assets.

For purposes of Mr. Vaccaro’s employment agreement, the term “change in control” means (i) a sale, assignment, transfer or other disposition of securities in one or more related transaction where (A) the shareholders immediately prior to the transaction cease to own more than 50% of the total combined voting power of our outstanding securities or (B) we cease to beneficially own, directly or indirectly, more than 50% of the total combined voting power of the outstanding securities of Max Specialty Services; (ii) a merger, consolidation, reorganization or similar corporate event in which (A) the shareholders immediately prior to such transaction ceases to beneficially own more than 50% of the total combined voting power of the resultant corporation or entity if we do not survive the transaction or (B) we cease to beneficially own, directly or indirectly, through one or more subsidiaries, more than 50% of the total combined voting power of the outstanding securities of Max Specialty Services or Max Specialty or more than 50% or more of the total combined voting power of the resultant corporation or entity if either Max Specialty Services or Max Specialty, as applicable, does not survive the transaction; or (iii) the sale, transfer, assignment or other disposition of all or substantially all of the property, assets or business of either our, Max Specialty Services’ or Max Specialty’s to one or more unrelated parties.

Incentive Plans

Generally, our restricted share awards granted prior to February 2007 provide that, upon termination of the named executive officer’s service relationship with us, the named executive officer will receive immediate vesting of pro rata portion of his restricted share awards if the termination of the service relationship resulted from (i) his death or retirement, (ii) termination by us due to the named executive officer’s disability (as defined below), (iii) termination by us without cause (as defined in our 2000 Incentive Plan), (iv) termination by the named executive officer for good reason (as defined in the named executive officer’s employment agreement) or, (v) subject to limitations, our failure to renew the named executive officer’s work permit in Bermuda. If the service relationship with the named executive officer ends for a reason other than those listed in this paragraph, the restricted shares will be forfeited and the named executive officer will have no rights with respect to the award.

With respect to restricted share awards granted in and after February 2007, the same provisions applicable to pre-February 2007 apply except with respect to termination of the service relationship resulting from retirement or, subject to limitations, our failure to renew the named executive officer’s work permit in Bermuda. Upon retirement, the named executive officer’s award vesting schedule will remain unchanged provided that, during the term of the vesting period, the named executive officer does not enter into to any employment, consulting, service or similar arrangements or accept any directorship that has not been pre-approved by our Compensation Committee. Subject to certain limitations, if the service relationship is terminated as a result of our failure to renew the named executive officer’s work permit in Bermuda, the named executive officer is eligible to receive full vesting of the outstanding restricted awards.

With respect to options granted under our 2000 Incentive Plan, upon the named executive officer’s death or, as determined by our Compensation Committee, disability, or termination by us without cause (as defined in the applicable Incentive Plan) all unvested options that would have vested in the one-year period following termination of employment automatically vest and become exercisable within the same one-year period. If the named executive officer’s employment is terminated for any other reason, all unvested options are forfeited and vested options are exercisable for 90 days following the termination of employment.

With respect to options granted under our 2008 Incentive Plan, upon the named executive officer’s death or, as determined by our Compensation Committee, disability, or termination by us without cause (as defined in the applicable Incentive Plan) or, subject to limitations, our failure to renew the named executive officer’s work permit in Bermuda, if applicable, and to offer a comparable position with an affiliate, a pro rata portion of the options that would have vested on the next grant anniversary date will vest as of the termination date and all other unvested options will be forfeited.

Upon a change in control, all restrictions, if any, on any share awards, restricted shares, or restricted share units granted under our Incentive Plans will automatically lapse and all options will automatically vest and become immediately exercisable in full and all unvested warrants will become immediately vested.

Notwithstanding the termination provisions described above, pursuant to the terms of Mr. Becker’s employment agreement, unvested portions of option and restricted share awards granted to Mr. Becker (including any awards granted in the future) will immediately vest in full upon the occurrence of any of the following events (i) our termination of Mr. Becker’s employment without cause (as defined in his employment agreement), (ii) termination of Mr. Becker’s employment for good reason (as defined in his employment agreement), (iii) termination following a change in control (as defined in his employment agreement) or (iv) termination at the end of the term. If Mr. Becker’s employment is terminated on account of his death or disability (as defined in the employment agreement), the restrictions on the restricted shares will lapse.

Warrants.

If Mr. Minton’s employment is terminated, his warrants, all of which are vested, will remain exercisable for six months following his termination of employment, such period not to exceed the expiration date.

Director Compensation

We currently have nine directors who are eligible to receive compensation for their services as directors, all of whom are non-employee directors. Neither Messrs. Becker nor Minton receives compensation as a member of our board of directors. Following our annual general meeting, each non-employee director (except as otherwise provided above) receives a $30,000 annual retainer, the ARMC chairman receives a $10,000 retainer and each other committee chair receives a $5,000 retainer. In addition, each non-employee director (except as otherwise provided above) receives a $2,500 fee per board of directors or committee meeting attended. We reimburse directors for usual and customary expenses while on company business. In addition, we reimburse directors for expenses for family members to accompany them to one board meeting per year.

In addition to cash compensation, our non employee directors receive 4,000 restricted shares on the day after the annual general meeting.

The compensation of our directors is reviewed annually and future grants to our non-employee directors will be made upon the recommendation of the Nominating and Corporate Governance Committee, subject to such conditions or restrictions, if any, that such committee or our Compensation Committee may determine.

Director Compensation Table

The following Director Compensation Table summarizes the compensation paid to our directors in 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Share Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Zack H. Bacon III	52,500	60,331	0	112,831
Gordon Cheesbrough	57,500	39,549	0	97,049
K. Bruce Connell	50,000	39,549	0	89,549
William H. Heyman(5)	5,000	60,331	0	65,331
Willis T. King, Jr.	60,000	60,331	0	120,331
William Kronenberg III	60,000	55,482	7,633	123,115
James H. MacNaughton	42,500	21,556	0	64,056
Steven M. Skala	55,000	60,331	1,044	116,375
Mario P. Torsiello	65,000	60,331	0	125,331
James L. Zech	60,000	60,331	707	121,038

(1)	Fees earned are comprised of the following:

Name	Board Meeting Fee	Committee Meeting Fee	Retainer Fee	Total Fees earned
Zack H. Bacon III	10,000	12,500	30,000	52,500
Gordon Cheesbrough	10,000	12,500	35,000	57,500
K. Bruce Connell	10,000	10,000	30,000	50,000
William H. Heyman	2,500	2,500	0	5,000
Willis T. King, Jr.	10,000	15,000	35,000	60,000
William Kronenberg III	10,000	20,000	30,000	60,000
James H. MacNaughton	7,500	5,000	30,000	42,500
Steven M. Skala	10,000	15,000	30,000	55,000
Mario P. Torsiello	5,000	12,500	40,000	57,500
James L. Zech	10,000	15,000	35,000	60,000

(2)	Share awards granted in 2008 were granted under our 2008 Incentive Plan. Share awards granted prior to 2008 were granted under our 2000 Incentive Plan. We account for our Incentive Plans under SFAS No. 123R “Share Based Payments.” The value in the “Share Awards” column is the amount we expensed during 2008 for each director’s share award. The full grant date fair value of the share awards computed in accordance with SFAS No. 123R is $2,052,260.

(3)	The aggregate number of unvested restricted shares held by each director on December 31, 2008 was 72,000.

(4)	Includes costs to have family members accompany the director to one board of director’s meeting per year.

(5)	Mr. Heyman is a former director who chose not to seek re-election at our May 2008 Annual Meeting.

Compensation Committee Interlocks and Insider Participation

In 2008, our Compensation Committee consisted of Messrs. King, Kronenberg, Skala and Torsiello, each of whom our board of directors determined was independent in accordance with Nasdaq Global Select Market listing standards. No member of our Compensation Committee during 2008 is or was formerly an officer or employee of Max Capital or any of its subsidiaries. During 2008, no executive officer of Max Capital or any of its subsidiaries served on the compensation committee (or equivalent), or board of directors, of another entity whose executive officer(s) served on our Compensation Committee or board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners, Officers And Directors

The following table sets forth information as of February 27, 2009 with respect to the beneficial ownership, as defined in Rule 13(d) under the Exchange Act, of our common shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by (i) each person known by us to beneficially own, as defined in Rule 13d-3 under the Exchange Act, 5% or more of our outstanding common shares, (ii) each director and nominee for director, (iii) each named executive officer (as defined below under “Compensation Discussion and Analysis”) and (iv) all executive officers, directors and director nominees as a group. As of February 27, 2009, there were 56,681,987 common shares issued and outstanding. For purposes of the following table and the footnotes thereto, the term “currently exercisable” means exercisable as of February 27, 2009 or within 60 days following such date.

Name and Address of Beneficial Owner (1)	Number of Common Shares		Percent of Class (2)
Louis Moore Bacon Moore Holdings, LLC (“Moore Holdings”) 1251 Avenue of the Americas, 53 rd Floor New York, NY 10020 USA	11,078,119	(3)	18.1%
Entities affiliated with Moore Capital Management, LLC (other than Moore Holdings, LLC) 1251 Avenue of the Americas, 53 rd Floor New York, NY 10020 USA	2,333,334	(4)	4.1%
T. Rowe Price Associates, Inc. (“Price Associates”) 100 East Pratt Street Baltimore, MD 21202 USA	3,456,938	(5)	6.1%
W. Marston Becker	305,490	(6)	*
Angelo M. Guagliano	167,456	(7)	*
Peter A. Minton	482,935	(8)	*
Joseph W. Roberts	25,246	(9)	*
Stephen J. Vaccaro, Jr.	0	(10)	*
Zack H. Bacon III	202,000	(11)	*
Gordon F. Cheesbrough	2,000	(12)	*
K. Bruce Connell	4,000	(13)	*
Willis T. King, Jr.	60,000	(14)	*
William Kronenberg III	114,333	(15)	*
James H. MacNaughton	0	(16)	*
Steven M. Skala	46,666	(17)	*
Mario P. Torsiello	18,000	(18)	*
James L. Zech	363,647	(19)	*
All directors, nominees and executive officers, as a group (19 persons)	1,870,105	(20)	3.3%

*	Less than 1%

(1)	Unless otherwise stated, the address for each beneficial owner is c/o Max Capital Group Ltd., Max House, 2 Front Street, Hamilton HM 11, Bermuda.

(2)	Computed on the basis of (i) 56,681,987 shares outstanding as of February 27, 2009, plus (ii) options exercisable within 60 days thereafter and (iii) warrants exercisable within 60 days thereafter. Our bye-laws reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise, as described in our bye-laws, 9.5% or more of the common shares to less than 9.5% of the total voting power of our capital stock unless otherwise waived at the discretion of the board of directors. As a result of the application of our bye-laws, the combined voting power of Moore Holdings, together with its affiliates, Moore Global Investments, Ltd., which we refer to as MGI, and Remington Investment Strategies, L.P., which we refer to as Remington and collectively with RMI and Moore Holdings as the Moore Group, is now limited to less than 9.5%, which results in the increase of the voting power of other shareholders. Pursuant to our bye-laws, the voting power of other shareholders, in aggregate, is increased by the same number of votes held by the Moore Group that are subject to the voting limitation. Such increase applies to each of the other shareholders in proportion to its voting power as determined on any applicable record date, provided that such increase will be limited to the extent necessary to avoid causing any U.S. shareholder to have 9.5% or more voting power. Our bye-laws also limit the number of our common shares that may be owned by any person to less than 9.5% of our total common shares outstanding, unless otherwise waived by the board of directors. Our board of directors has waived this ownership limitation with respect to the Moore Group.

(3)	Includes warrants to acquire 4,411,452 common shares beneficially owned by Moore Holdings. Does not include 1,666,667 common shares beneficially owned by MGI or 666,667 common shares beneficially owned by Remington. Does not include 237,333 common shares owned by family members of Mr. Louis Bacon including 202,000 common shares owned by Mr. Zack Bacon, his brother and one of our directors. Mr. Louis Bacon, as the controlling member of Moore Holdings, may be deemed to beneficially own the common shares and warrants to acquire common shares beneficially owned by Moore Holdings.

(4)	Consists of 1,666,667 common shares held of record or beneficially by MGI and 666,667 common shares held of record or beneficially by Remington. Moore Capital exercises voting and investment power with respect to portfolio assets held for the account of MGI. Moore Capital Advisors, L.L.C. is the sole general partner of Remington. Mr. Louis Bacon is the majority shareholder of Moore Capital and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Louis Bacon may be deemed to be the beneficial owner of the aggregate shares held of record or beneficially by MGI and Remington. Does not include 6,666,667 common shares or warrants to acquire 4,411,452 common shares beneficially owned by Moore Holdings as described in footnote 3.

(5)	Price Associates’ beneficial ownership of our common shares is based solely on a Form 13G filed by Price Associates on February 12, 2009. These common shares are owned by various individual and institutional investors including T. Rowe Price Mutual Funds, which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the common shares. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of these common shares, however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such common shares.

(6)	Includes (i) 2,000 common shares owned by the Becker Family Limited Partnership, of which Mr. Becker is a controlling partner, (ii) 1,156 common shares issued under our Employee Stock Purchase Plan for U.S. Taxpayers, which we refer to as the ESPP-US, that remain subject to transfer restrictions and (iii) 226,667 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include (i) 108,333 common shares issuable upon the exercise of options under our Incentive Plans that are not currently exercisable and (ii) 160,621restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(7)	Includes 77,090 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 154,230 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(8)	Includes (i) warrants that are currently exercisable to acquire 116,652 common shares and (ii) 110,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 91,281 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(9)	Includes (i) 12,090 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable and (ii) 1,156 common shares issued under our Employee Stock Purchase Plan for Non-U.S. Taxpayers, which we refer to as the ESPP-NUS, that remain subject to transfer provisions. Does not include 104,172 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(10)	Does not include (i) 300,000 common shares issuable upon the exercise of options under our Incentive Plans that are not currently exercisable and (ii) 102,740 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(11)	Includes 200,000 common shares beneficially owned by Mr. Zack Bacon that have been pledged to HSBC Bank USA pursuant to that certain Pledge and Hypothecation Agreement dated March 12, 2002. Mr. Zack Bacon disclaims any beneficial interest in the common shares beneficially owned by Mr. Louis Bacon, Moore Holdings and entities affiliated with Moore Capital. Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(12)	Consists of 2,000 common shares held by PSV Investments Ltd., an entity controlled by Mr. Cheesbrough. Does not include 6,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(13)	Consists of 4,000 shares owned by Mr. Connell’s wife. Does not include 6,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(14)	Includes 2,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(15)	Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(16)	Does not include 4,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(17)	Includes (i) 26,666 common shares beneficially owned by Stockmoor Pty. Ltd., as to which Mr. Skala has a beneficial interest as the sole director thereof and as a beneficiary of a trust, the trustee of which is a shareholder in the ultimate holding company of Stockmoor Pty. Ltd. and (ii) 18,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(18)	Consists of 18,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(19)	Includes (i) 18,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable and (ii) 188,538 shares held in trust for the benefit of family members. Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(20)	Includes (i) warrants that are currently exercisable to acquire 116,652 common shares, (ii) options to acquire 433,102 common shares that are currently exercisable, (iii) 1,156 common shares issued under our ESPP-US that remain subject to transfer restriction and (iv) 1,156 common shares issued under our ESPP-NUS that remain subject to transfer restrictions. Does not include (A) options to acquire 408,333 common shares that are not currently exercisable and (B) 766,335 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about our common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including our Incentive Plans, as amended if applicable.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,166,936	(1)	21.22	4,350,909	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,166,936	(1)	21.22	4,350,909	(2)

(1)	Includes 1,843,263 common shares issuable upon the exercise of options that were outstanding under our 2000 Incentive Plan as of December 31, 2008. Also includes 323,673 common shares issuable upon the exercise of warrants granted in 1999, 2000 and 2001 to certain named executive officers and certain other employees pursuant to their respective employment agreements. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.

(2)	Represents the difference between the number of securities issuable under our 2008 Incentive Plan (4,500,000) and the number of securities issued under our 2008 Incentive Plan as of December 31, 2008, 149,091, which consist of 149,091 restricted shares.

Change in Control

On March 2, 2009, Max Capital announced that it had entered into an Amalgamation Agreement IPC and IPC’s wholly-owned subsidiary IPC Limited pursuant to which, subject to the terms and conditions set forth therein, the Amalgamation will occur. Immediately following the Amalgamation, IPC will change its name to “Max Capital Group Ltd.”

After the effective time of the Amalgamation, our shareholders will have the right to receive 0.6429 common shares of IPC in exchange for each Max Capital common share they hold, unless they exercise appraisal rights.

The Amalgamation is expected to close in the second or third quarter of 2009, subject to customary closing conditions, including shareholder approvals and receipt of certain insurance and other regulatory approvals.

The Amalgamation will not result in the accelerated vesting of equity awards granted after October 2008. Further, our named executive officers have agreed to waive 50% of the accelerated vesting of each tranche of their outstanding equity awards that would have otherwise vested as a result of the Amalgamation. For additional information on the Amalgamation, please see the Form S-4 filed with the SEC by IPC on March 27, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

In February 2008, the ARMC adopted a written policy, which was approved by our board of directors and replaced the ARMC’s prior policy, for the review, approval and ratification of transactions with related persons. The policy covers related party transactions between us and any of our executive officers and directors or their affiliates. Related party transactions covered by this policy are reviewed by the ARMC to determine whether the transaction is in the best interests of our Company and our shareholders. Subsequent to the adoption of the policy above, we have followed this policy regarding all reportable related party transactions.

Described below are transactions we have entered into with parties that are related to us. We believe that each of the transactions described below was on terms no less favorable to us than we could have obtained from unrelated parties.

Transactions and Relationships with Directors and their Affiliates

Alstra, an affiliate of Mr. Bacon, has served as fund of funds advisor for Max Diversified since April 1, 2004. In consideration of the reduced allocation to alternative investments, we believe it prudent to begin management of Max Diversified’s investments internally. Accordingly, we have hired certain key personnel from Alstra and terminated the services agreement with Alstra effective January 31, 2009. The research staff being hired from Alstra will assist in our internal management of both the traditional and alternative investment portfolios.

Mr. Bacon is a member of the Executive Committee and the Finance and Investment Committee of our board of directors, which is responsible for, among other things, making recommendations to our board of directors regarding the selection of investment managers and custodians for our investable assets. Mr. Bacon may have interests that are different from, or in addition to, our interests.

For the year ended December 31, 2008, Alstra received $8.2 million in fees as the fund of funds advisor for Max Diversified. Prior to October 2008, Max Diversified paid Alstra a fee of 70 basis points plus 7.5% of the return in excess of a 10% threshold on the net asset value of funds in which Max Diversified was invested. In October 2008, this fee was replaced with a flat management fee which is adjusted annually. For the annual period beginning October 1, 2008, the management fee is $8 million. Max Diversified had approximately $50.2 million invested in funds managed directly by Moore Capital or its affiliates and approximately $699.0 million invested in other funds as of December 31, 2008. Moore Capital received aggregate management and incentive fees of $2.8 million in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital or its affiliates for the year ended December 31, 2008.

Since May 2005, Mr. Heyman, a former director of our Company who chose not to seek re-election at our May 2008 Annual Meeting, has been Vice Chairman and Chief Investment Officer of The Travelers Companies, Inc. (formerly The St. Paul Travelers Companies) and, from May 2002, he was Executive Vice President and Chief Investment Officer of that company. A subsidiary of The Travelers Companies, Inc. is one of our shareholders.

Mr. Zech, a director of our Company, serves as principal of High Ridge Capital, L.L.C., an affiliate of High Ridge Capital Partners II, L.P., which was one of our shareholders until February 2008. Mr. Zech is also an employee of Northaven Management Inc. and a member of Northaven Associates, LLC, the manager and general partner, respectively, of four entities that were our shareholders until February 2008.

As an insurer and reinsurer with clients worldwide, in the ordinary course of business, we routinely insure and reinsure affiliates of our directors.

Transactions with Grand Central Re

Mr. Minton, our Chief Operating Officer and a director, became a director of Grand Central Re in 2006. Mr. Roberts, our Chief Financial Officer, became President of Grand Central Re in April 2007. For services under the insurance management agreement between Max Managers and Grand Central Re, Max Managers received fees of $0.8 million in the year ended December 31, 2008.

Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective as of January 1, 2002, that required each of Max Bermuda and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a co-insurance basis. Effective January 1, 2004, the quota share arrangement with Grand Central Re was amended to suspend new business. In December 2004, Grand Central Re applied to the Bermuda Monetary Authority to change its status from a Class 4 composite insurer to a Class 3 composite insurer and currently has no plans to continue business.

Shareholders’ Agreement and Registration Rights

Pursuant to a shareholders’ agreement dated as of December 22, 1999, Moore Holdings is entitled to require us to register their holdings of our common shares under the Securities Act of 1933, as amended. Moore Holdings will be permitted to demand up to three registrations on Form S-1, or similar long-form registrations, and an unlimited number of demand registrations under Forms S-2 or S-3, or similar short-form registrations, provided that we will not be required to effect more than two demand registrations in any 12-month period. In addition, each long-form registration must have an aggregate offering price of at least $50 million, which amount includes the aggregate offering price of common shares included in such registration by any other shareholders. The shareholders’ agreement also provides certain shareholder piggyback rights to include their shares in registration statements covering shares to be offered by Max Capital or other shareholders, subject to cutbacks as further described in the shareholders’ agreement. The exercise of demand and piggyback rights are subject to such other limitations and conditions as are customary in registration rights agreements.

Ownership and Voting Limitations

Pursuant to Max Capital’s bye-laws, less than 9.5% of our common shares may be owned by any person, which we refer to as the Ownership Limitation, or voted by any U.S. shareholder, which we refer to as the Voting Limitation, unless otherwise waived by our board of directors.

Our board of directors has waived the Ownership Limitation with respect to the Moore Group. Pursuant to the Voting Limitation, however, the voting power of the Moore Group is limited to less than 9.5%.

Director Independence

Our board of directors currently has 11 members, the majority of whom the board of directors has affirmatively determined, by resolution of the board of directors as a whole, are not officers or employees of Max Capital or its subsidiaries or individuals having a relationship that, in our board of directors’ opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and are therefore considered “independent” in accordance with Nasdaq Global Select Market listing standards. The directors that our board of directors has determined to be independent in accordance with the foregoing standards are Messrs. Cheesbrough, Connell, King, Kronenberg, MacNaughton, Skala, Torsiello and Zech.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees

The aggregate amount of fees billed by KPMG for professional services rendered for the audit of our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2008 and 2007 were $2,500,959 and $1,750,400, respectively. In 2008 and 2007, audit fees also included fees for professional services rendered in connection with the expression of an opinion on the effectiveness of our internal control over financial reporting based upon the audit. Such fees did not include amounts paid for reimbursement of expenses.

Audit-Related Fees

The aggregate amount of fees billed by KPMG for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements (and are not included in the Audit Fees reported above) for the fiscal years ended December 31, 2008 and December 31, 2007 were $32,980 and $133,400, respectively. Audit-related fees in 2008 and 2007 represented fees for the review of offering documents.

Tax Fees

The aggregate amount of fees billed by KPMG for professional services rendered for tax compliance and tax advice for the fiscal years ended December 31, 2008 and December 31, 2007 were $165,950 and $124,525, respectively. These fees represented fees for professional services related to the preparation of returns and tax compliance.

All Other Fees

There were no fees billed for the fiscal years ended December 31, 2008 and December 31, 2007 other than for services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

General

The ARMC has considered whether the provision of non-audit services performed by the independent auditors is compatible with maintaining KPMG’s independence and has concluded that services to be performed by KPMG will be limited to audit and tax services.

Pre-Approval of Audit and Non-Audit Services

In 2003, the ARMC adopted a policy concerning the approval of audit and non-audit services, i.e. tax fees, to be provided to us by the independent auditor. The policy requires that all services KPMG, our independent auditor, may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the ARMC, except that we may, without such pre-approval, spend an amount on non-audit services of not more than 10% of the total amount of fees paid by us to our auditor during the fiscal year in which the non-audit services are performed. The ARMC approved all audit and non-audit services provided by KPMG during 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

3.	Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CAPITAL GROUP LTD.

/s/ W. Marston Becker
W. Marston Becker
Chief Executive Officer

April 1, 2009