Form 10-Q
period 2009-03-31
MAX CAPITAL GROUP LTD.
filed 2009-05-11
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of April 30, 2009 was 56,681,993.

MAX CAPITAL GROUP LTD.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$955,577	$949,404
Fixed maturities, trading at fair value	56,041	61,820
Fixed maturities, available for sale, at fair value	3,424,866	3,592,039
Alternative investments, at fair value	599,485	753,658
Accrued interest income	45,816	52,882
Premiums receivable	673,551	554,845
Losses and benefits recoverable from reinsurers	879,823	846,622
Deferred acquisition costs	64,000	51,337
Prepaid reinsurance premiums	238,700	192,889
Trades pending settlement	131,325	85,727
Other assets	108,190	110,772

Total assets	$7,177,374	$7,251,995

LIABILITIES
Property and casualty losses	$3,005,125	$2,938,171
Life and annuity benefits	1,306,573	1,366,976
Deposit liabilities	153,265	219,260
Funds withheld from reinsurers	148,942	164,157
Unearned property and casualty premiums	690,122	574,134
Reinsurance balances payable	165,008	160,686
Accounts payable and accrued expenses	54,108	81,916
Bank loans	300,000	375,000
Senior notes	91,369	91,364

Total liabilities	5,914,512	5,971,664

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 55,883,024 shares issued and outstanding (2008 – 55,805,790)	55,883	55,806
Additional paid-in capital	768,585	763,391
Accumulated other comprehensive loss	(107,588)	(45,399)
Retained earnings	545,982	506,533

Total shareholders’ equity	1,262,862	1,280,331

Total liabilities and shareholders’ equity	$7,177,374	$7,251,995

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended March 31,
	2009	2008
REVENUES
Gross premiums written	$434,273	$306,634
Reinsurance premiums ceded	(164,379)	(104,676)

Net premiums written	$269,894	$201,958

Earned premiums	$309,382	$209,640
Earned premiums ceded	(119,100)	(73,828)

Net premiums earned	190,282	135,812
Net investment income	40,488	49,626
Net gains (losses) on alternative investments	18,013	(25,727)
Net realized gains on fixed maturities	428	1,432
Other income	1,306	1,223

Total revenues	250,517	162,366

LOSSES AND EXPENSES
Net losses and loss expenses	124,723	93,602
Claims and policy benefits	14,332	14,955
Acquisition costs	20,630	9,612
Interest expense	3,939	11,957
Foreign exchange (gains) losses	(3,476)	12
General and administrative expenses	44,283	24,708

Total losses and expenses	204,431	154,846

INCOME BEFORE TAXES	46,086	7,520
Income tax expense (benefit)	1,547	(229)

NET INCOME	44,539	7,749

Change in net unrealized gains and losses on available for sale fixed maturities, net of tax	(66,098)	14,949
Foreign currency translation adjustment	3,909	(4,926)

COMPREHENSIVE (LOSS) INCOME	$(17,650)	$17,772

Basic earnings per share	$0.79	$0.14

Diluted earnings per share	$0.78	$0.13

Weighted average common shares outstanding – basic	56,637,291	56,839,896

Weighted average common shares outstanding – diluted	57,183,826	60,002,077

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2009	2008
Common shares
Balance, beginning of period	$55,806	$57,515
Issuance of common shares	77	2,278
Repurchase of shares	—	(3,342)

Balance, end of period	55,883	56,451

Additional paid-in capital
Balance, beginning of period	763,391	844,455
Issuance of common shares, net	318	1,580
Stock based compensation expense	4,876	5,007
Repurchase of shares	—	(90,509)

Balance, end of period	768,585	760,533

Accumulated other comprehensive loss
Balance, beginning of period	(45,399)	(20,341)
Holding (losses) gains on available for sale fixed maturities arising in period, net of tax	(66,146)	16,377
Net realized losses (gains) on available for sale securities included in net income, net of tax	48	(1,428)
Currency translation adjustments	3,909	(4,926)

Balance, end of period	(107,588)	(10,318)

Retained earnings
Balance, beginning of period	506,533	702,265
Net income	44,539	7,749
Dividends paid	(5,090)	(5,123)

Balance, end of period	545,982	704,891

Total shareholders’ equity	$1,262,862	$1,511,557

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$44,539	$7,749
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	4,876	5,007
Amortization of premium on fixed maturities	1,176	1,176
Accretion of deposit liabilities	565	1,187
Net (gains) losses on alternative investments	(18,013)	25,727
Net realized gains on fixed maturities	(428)	(1,432)
Changes in:
Accrued interest income	7,058	1,140
Premiums receivable	(119,802)	(86,070)
Losses and benefits recoverable from reinsurers	(35,247)	(52,615)
Deferred acquisition costs	(12,912)	(8,484)
Prepaid reinsurance premiums	(45,927)	(30,848)
Trades pending settlement	(45,598)	41,372
Other assets	2,244	(668)
Property and casualty losses	74,576	96,456
Life and annuity benefits	(10,045)	(13,412)
Funds withheld from reinsurers	(15,215)	1,724
Unearned property and casualty premiums	117,718	96,994
Reinsurance balances payable	4,520	21,617
Accounts payable and accrued expenses	(27,511)	(16,988)

Cash (used in) provided by operating activities	(73,426)	89,632

INVESTING ACTIVITIES
Purchases of fixed maturities	(166,421)	(218,261)
Sales of fixed maturities	89,324	104,908
Redemptions of fixed maturities	136,297	184,025
Net sales of alternative investments	172,186	36,202

Cash provided by investing activities	231,386	106,874

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	395	3,858
Repurchase of common shares	—	(93,851)
Net repayments of bank loans	(75,000)	(5,000)
Dividends paid	(5,090)	(5,123)
Additions to deposit liabilities	11,649	378
Payments of deposit liabilities	(77,143)	(2,522)

Cash used in financing activities	(145,189)	(102,260)

Effect of exchange rate on foreign currency cash	(6,598)	3,442
Net increase in cash and cash equivalents	6,173	97,688
Cash and cash equivalents, beginning of period	949,404	397,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$955,577	$495,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $3,568 and $4,976 for the three months ended March 31, 2009 and 2008, respectively.

Corporate taxes paid totaled $nil and $183 for the three months ended March 31, 2009 and 2008, respectively.

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

The Company’s non-Lloyd’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited (“Max Re Europe”) and Max Insurance Europe Limited (“Max Insurance Europe”). In November 2008, Max Capital completed the acquisition of Max UK Holdings Ltd. (“Max UK”) which, through Lloyd’s Syndicates 1400, 2525 and 2526 (the “Syndicates”), underwrites a diverse portfolio of specialty risks including property and property catastrophe, financial institutions, accident & health, employers’ and public liability, and professional liability business. Max UK’s operations are based primarily in London, England.

The Company’s U.S. activities are conducted through Max USA Holdings Ltd. (“Max USA”) and its operating subsidiaries Max Specialty Insurance Company (“Max Specialty”), a Delaware domiciled excess and surplus insurance company and Max America Insurance Company (“Max America”), a U.S. admitted insurance company domiciled in the state of Indiana. Through Max America and Max Specialty, the Company is able to write both admitted and non-admitted business throughout the United States.

On March 1, 2009, Max Capital entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with IPC Holdings, Ltd. (“IPC”) and IPC’s wholly-owned subsidiary IPC Limited pursuant to which, subject to the terms and conditions set forth therein, Max Capital will amalgamate with IPC Limited (the “Amalgamation”). Immediately following the Amalgamation, IPC will change its name to “Max Capital Group Ltd.”

The Amalgamation is expected to close in the second quarter of 2009, although there can be no assurance the parties will be able to do so. The closing of the Amalgamation is subject to customary closing conditions, including shareholder approvals and receipt of certain regulatory approvals.

This report on Form 10-Q should be read in conjunction our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options. The Company has adopted the requirements of FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”), which is effective for the three month period ended March 31, 2009. All prior-period earnings per share data presented are to be adjusted retroactively to conform with FSP EITF 03-6-1. The adoption of this standard has resulted in no change to earnings per share as previously reported for the three month period ended March 31, 2008.

3. SEGMENT INFORMATION

The Company operates in five segments: Bermuda/Dublin insurance, Bermuda/Dublin reinsurance, U.S. specialty, Max at Lloyd’s and life and annuity reinsurance. Within the Bermuda/Dublin insurance segment, the Company generally offers property and casualty excess of loss capacity on specific risks related to individual insureds. In the Bermuda/Dublin reinsurance segment, the Company generally offers property and casualty quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by the Company’s clients. The U.S. specialty segment generally offers property and casualty coverage from offices in the United States on specific risks related to individual insureds. The Max at Lloyd’s segment generally offers property and property catastrophe reinsurance, accident & health reinsurance, financial institutions insurance and professional liability insurance coverage through Lloyd’s Syndicates 1400, 2525 and 2526. The life and annuity reinsurance segment generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages its investments and financing activities.

Each of the U.S. specialty and the Max at Lloyd’s segments has its own portfolio of fixed maturities investments. The investment income earned by each of these segments is reported in the respective segment.

In contrast, invested assets relating to the Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio are allocated to our corporate function for the purposes of segment reporting.

A summary of operations by segment for the three months ended March 31, 2009 and 2008 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2009
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$87,682	$232,982	$68,833	$44,179	$433,676	$597	$—	$434,273
Reinsurance premiums ceded	(54,941)	(51,383)	(40,661)	(17,301)	(164,286)	(93)	—	(164,379)

Net premiums written	$32,741	$181,599	$28,172	$26,878	$269,390	$504	$—	$269,894

Earned premiums	$102,197	$123,986	$54,356	$28,246	$308,785	$597	$—	$309,382
Earned premiums ceded	(52,153)	(26,519)	(32,951)	(7,384)	(119,007)	(93)	—	(119,100)

Net premiums earned	50,044	97,467	21,405	20,862	189,778	504	—	190,282
Net investment income	5,241	9,228	1,593	822	16,884	11,566	12,038	40,488
Net gains on alternative investments	1,236	3,042	—	—	4,278	7,868	5,867	18,013
Net realized gains (losses) on fixed maturities	—	—	148	467	615	—	(187)	428
Other income (loss)	1,147	—	(152)	72	1,067		239	1,306

Total revenues	57,668	109,737	22,994	22,223	212,622	19,938	17,957	250,517

Net losses and loss expenses	36,464	66,215	12,085	9,959	124,723	—	—	124,723
Claims and policy benefits	—	—	—	—	—	14,332	—	14,332
Acquisition costs	(1,402)	17,463	1,224	3,152	20,437	193	—	20,630
Interest expense	—	(497)	—	—	(497)	(383)	4,819	3,939
Foreign exchange (gains) losses	—	—	—	(3,510)	(3,510)	—	34	(3,476)
General and administrative expenses	5,129	7,524	7,756	4,721	25,130	694	18,459	44,283

Total losses and expenses	40,191	90,705	21,065	14,322	166,283	14,836	23,312	204,431

Income (loss) before taxes	$17,477	$19,032	$1,929	$7,901	$46,339	$5,102	$(5,355)	$46,086

Loss ratio *	72.9%	67.9%	56.5%	47.7%	65.7%	***
Combined ratio **	80.3%	93.6%	98.4%	85.5%	89.7%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2008
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s(a)	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$73,204	$203,425	$29,352	$—	$305,981	$653	$—	$306,634
Reinsurance premiums ceded	(45,391)	(39,252)	(19,902)	—	(104,545)	(131)	—	(104,676)

Net premiums written	$27,813	$164,173	$9,450	$—	$201,436	$522	$—	$201,958

Earned premiums	$91,791	$100,614	$16,582	$—	$208,987	$653	$—	$209,640
Earned premiums ceded	(49,213)	(13,597)	(10,887)	—	(73,697)	(131)	—	(73,828)

Net premiums earned	42,578	87,017	5,695	—	135,290	522	—	135,812
Net investment income	4,055	9,885	1,935	—	15,875	9,805	23,946	49,626
Net losses on alternative investments	(2,000)	(6,485)	—	—	(8,485)	(10,369)	(6,873)	(25,727)
Net realized losses on fixed maturities	—	—	—	—	—	—	1,432	1,432
Other income	1,066	—	—	—	1,066	—	157	1,223

Total revenues	45,699	90,417	7,630	—	143,746	(42)	18,662	162,366

Net losses and loss expenses	31,111	58,637	3,854	—	93,602	—	—	93,602
Claims and policy benefits	—	—	—	—	—	14,955	—	14,955
Acquisition costs	(846)	9,964	342	—	9,460	152	—	9,612
Interest expense	—	3,043	—	—	3,043	2,491	6,423	11,957
Foreign exchange losses	—	—	—	—	—	—	12	12
General and administrative expenses	5,280	6,606	5,193	—	17,079	611	7,018	24,708

Total losses and expenses	35,545	78,250	9,389	—	123,184	18,209	13,453	154,846

Income (loss) before taxes	$10,154	$12,167	$(1,759)	$—	$20,562	$(18,251)	$5,209	$7,520

Loss ratio *	73.1%	67.4%	67.7%	—	69.2%	***
Combined ratio **	83.5%	86.4%	164.9%	—	88.8%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(a)	The results of operations for the Max at Lloyd’s segment are consolidated only from the November 6, 2008 date of acquisition.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information related to property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$346,869	$249,965
Gross premiums written - Europe	58,730	48,111
Gross premiums written - Rest of the world	28,077	7,905
Reinsurance ceded - North America	(140,370)	(91,998)
Reinsurance ceded - Europe	(20,468)	(10,755)
Reinsurance ceded - Rest of the world	(3,448)	(1,792)

	$269,390	$201,436

The largest client in each of the three month periods ended March 31, 2009 and 2008, accounted for 13.1% and 25.5% of the Company’s property and casualty gross premiums written, respectively.

Financial information related to life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$597	$653
Reinsurance ceded - North America	(93)	(131)

	$504	$522

Gross premiums written represent ongoing premium receipts or adjustments on existing contracts.

4. INVESTMENTS

The fair values and amortized cost of available for sale fixed maturities at March 31, 2009 and December 31, 2008 were:

March 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$357,173	$27,754	$(334)	$384,593
Non-U.S. Government	589,376	28,699	(5,781)	612,294
Corporate Securities	1,450,636	20,548	(80,822)	1,390,362
Other Corporate Securities	37,243	1,718	(485)	38,476
Asset and Mortgage-Backed Securities(1)	742,897	19,070	(40,691)	721,276
Collateralized Mortgage Obligations(1)	328,722	878	(51,735)	277,865

	$3,506,047	$98,667	$(179,848)	$3,424,866

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$362,391	$43,664	$—	$406,055
Non-U.S. Government	610,057	52,648	(1,912)	660,793
Corporate Securities	1,464,566	20,908	(59,037)	1,426,437
Other Corporate Securities	47,842	1,232	(477)	48,597
Asset and Mortgage-Backed Securities(1)	775,519	13,574	(38,929)	750,164
Collateralized Mortgage Obligations(1)	346,687	623	(47,317)	299,993

	$3,607,062	$132,649	$(147,672)	$3,592,039

(1)	Included within Asset and Mortgage-Backed Securities and Collateralized Mortgage Obligations are securities issued by U.S. Agencies with a fair value of $571,622 (2008—$573,745).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. Government and Agencies(1)	$956,215	27.9	$979,800	27.3
AAA	1,268,090	37.0	1,524,501	42.4
AA	292,192	8.5	396,229	11.0
A	738,505	21.6	621,996	17.3
BBB	128,906	3.8	59,432	1.7
BB	22,209	0.7	4,161	0.1
B or lower	18,749	0.5	5,920	0.2

	$3,424,866	100.0	$3,592,039	100.0

(1)	Included within U.S. Government and Agencies are Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations with a fair value of $571,622 (2008—$573,745).

Investment income earned for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended March 31,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$42,427	$51,370
Interest earned on funds withheld	105	191
Amortization of premium on fixed maturities	(1,176)	(1,176)
Investment expenses	(868)	(759)

	$40,488	$49,626

The net realized gains and losses and the change in net unrealized gains and losses on available for sale fixed maturities for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Net realized gains and losses:
Gross realized gains on available for sale securities	$1,326	$2,297
Gross realized losses on available for sale securities	(1,365)	(865)
Net realized and unrealized gains and losses on trading securities	467	—

Net realized gains on fixed maturities	$428	$1,432

Change in net unrealized gains and losses on available for sale fixed maturities	$(66,158)	$14,544

The Company endeavors to tailor the maturities of its available for sale fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period an available for sale security is held there will be periods, perhaps greater than twelve months, when the investment’s fair value is less than its cost, resulting in unrealized losses. The Company has the intent and ability to hold those securities in an unrealized loss position until such time as they reach maturity or the fair value increases. The only time the Company would expect to realize an other than temporary impairment on an available for sale fixed maturity security is if there were concern about receiving the interest payments and the maturity value of the investment. The Company performs regular reviews of its available for sale portfolio and utilizes a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. Of the total holding of 1,344 (2008 – 1,266) securities, 531 (2008 - 539) had unrealized losses at March 31, 2009. Based on the review of those securities in an unrealized loss position at March 31, 2009 and 2008, no impairment charges for other than temporary impairments were recognized for the three month periods ended March 31, 2009 or 2008.

Fixed maturities with unrealized losses, and the duration of such conditions as of March 31, 2009 and as of December 31, 2008 were:

March 31, 2009 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$4,641	$334	$—	$—	$4,641	$334
Non-U.S. Government	145,955	5,781	—	—	145,955	5,781
Corporate Securities	629,769	79,247	11,286	1,575	641,055	80,822
Other Corporate Securities	4,822	485	—	—	4,822	485
Asset and Mortgage-Backed Securities	136,964	39,381	2,673	1,310	139,637	40,691
Collateralized Mortgage Obligations	235,976	51,735	—	—	235,976	51,735

	$1,158,127	$176,963	$13,959	$2,885	$1,172,086	$179,848

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$—	$—	$—	$—	$—	$—
Non-U.S. Government	44,103	1,912	—	—	44,103	1,912
Corporate Securities	781,724	58,190	8,097	847	789,821	59,037
Other Corporate Securities	12,569	477	—	—	12,569	477
Asset and Mortgage-Backed Securities	191,093	38,275	4,002	654	195,095	38,929
Collateralized Mortgage Obligations	253,880	47,317	—	—	253,880	47,317

	$1,283,369	$146,171	$12,099	$1,501	$1,295,468	$147,672

The distribution of the alternative investment portfolio by investment strategy as at March 31, 2009 and December 31, 2008 was:

(Expressed in thousands of U.S. Dollars)	March 31, 2009		December 31, 2008
	Fair Value	Allocation %	Fair Value	Allocation %
Convertible arbitrage	$—	—%	$10,650	1.4%
Distressed securities	85,883	14.3%	115,900	15.4%
Diversified arbitrage	44,769	7.5%	46,034	6.1%
Emerging markets	32,651	5.5%	39,683	5.3%
Event-driven arbitrage	69,134	11.5%	75,205	9.9%
Fixed income arbitrage	28,504	4.8%	30,881	4.1%
Global macro	73,587	12.3%	87,304	11.6%
Long/short credit	19,309	3.2%	38,581	5.1%
Long/short equity	226,610	37.8%	290,224	38.5%
Opportunistic	14,039	2.3%	14,746	2.0%

Total Max Diversified	594,486	99.2%	749,208	99.4%
Reinsurance private equity	4,999	0.8%	4,450	0.6%

Total alternative investment portfolio	$599,485	100.0%	$753,658	100.0%

Cash and cash equivalent balances of $31.0 million and $133.4 million held within the alternative investment portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively. Redemptions receivable of $129.4 million and $98.1 million held within the alternative investment portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, the alternative investment portfolio employed nine strategies invested in 35 underlying funds. The Company is able to redeem the alternative investments on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annually, annual, or longer basis, depending on the fund.

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

Of the Company’s scheduled March 31, 2009 redemptions of $129.4 million, none of which are gated, $119.2 million was received in cash prior to May 7, 2009. The fair value of the Company’s holdings in funds with gates imposed as at March 31, 2009 is $37.4 million (December 31, 2008—$42.7 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at March 31, 2009, the fair value of our alternative investments held in side-pockets is $91.3 million (December 31, 2008—$113.4 million).

The increase in market volatility and the increased volatility of alternative investments in general, as well as the decrease in market liquidity, has led to a higher risk of a large decline in value of alternative investments in any given time period.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

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

At March 31, 2009, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored agency securities, certain foreign government securities and all other fixed maturity securities.

Investments in alternative investments comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net gains on alternative investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs by the Company value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. The Company believes the reported net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 3 in the FAS 157 hierarchy. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

The Company has ongoing due diligence processes with respect to funds and their managers, which processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value. Such adjustments may involve significant management judgment.

Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. Based on the review process applied by management, a reduction of $0.7 million was made to the net asset values reported by the fund managers as at March 31, 2009 to adjust the carrying value of the funds to the Company’s best estimate of fair value.

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

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2009.

March 31, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
Fixed maturities	$131,279	$3,349,628	$—	$3,480,907
Alternative investments	—	—	594,486	594,486

	$131,279	$3,349,628	$594,486	$4,075,393

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
Fixed maturities	$129,147	$3,524,712	$—	$3,653,859
Alternative investments	—	—	749,208	749,208

	$129,147	$3,524,712	$749,208	$4,403,067

The alternative investments above do not include a private equity investment of $5.0 million and $4.5 million at March 31, 2009 and December 31, 2008, respectively, in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended March 31, 2009 and 2008.

(Expressed in thousands of U.S. Dollars)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at December 31, 2008	$—	$749,208	$—	$749,208
Total gains or losses (realized/unrealized)
Included in net income	—	17,465	—	17,465
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(172,187)	—	(172,187)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at March 31, 2009	$—	$594,486	$—	$594,486

The amount of total gains or losses for the three months ended March 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$—	$18,778	$—	$18,778

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Alternative Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	(53)	—	(53)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	1,017	1,017
Transfers in and/or out of Level 3	—	(350)	—	(350)

Ending balance at March 31, 2008	$—	$17,340	$1,017	$18,357

The amount of total gains or losses for the three months ended March 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—	$127	$—	$127

6. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and they are measured at the fair value of the instrument. The Company participates in equity index derivative instruments to mitigate financial risks, principally arising from investment holdings.

As at March 31, 2009, the Company holds positions in equity futures contracts denominated in U.S. dollars, Japanese yen, and Canadian dollars, for which the primary purpose is to manage the Company’s economic exposure to changes in the fair value of alternative investment redemptions requested but not yet received. These derivative instruments are not designated as hedging instruments under FAS 133. The Company records changes in the fair value of these instruments within net gains on alternative investments in the consolidated statements of income and comprehensive income. These derivatives are exchange-traded and the fair value is measured based on the later of the final traded price or the mid-point of the last bid-ask spread on March 31, 2009. The fair value of these derivatives is included within alternative investments in the consolidated balance sheets.

On April 23, 2009 these derivative positions were closed out.

The fair values of derivative instruments at March 31, 2009 were:

Derivatives not designated as hedging instruments under FAS 133 (Expressed in thousands of U.S. Dollars)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Equity contracts	—	$—	Alternative investments	$1,892

Total derivatives		$—		$1,892

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended March 31, 2009 was:

Derivatives not designated as hedging instruments under FAS 133 (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Equity contracts	Net gains on alternative investments	$8,112

Total derivatives		$8,112

7. BANK LOANS

In February 2003, the Company completed a sale of shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution (the “Bank”) for a fair value of $150.0 million (the “notional amount”). Simultaneous with the sale, the Company entered into a total return swap with the Bank whereby the Company receives the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread.

Subsequent amendments, including the latest amendment on March 16, 2009 have, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; (iii) decreased the maximum notional amount under the swap to $160.0 million; (iv) in the event of certain redemptions of common shares of Max Diversified by Max Bermuda, granted a right by the Bank to require Max Bermuda to repurchase from the Bank the number of shares equal to at least 50% of the shares so redeemed; (v) granted a right by Max Bermuda from time to time to repurchase from the Bank common shares of Max Diversified under the swap, in whole or in part, upon 30 days’ prior written notice or such shorter notice as may be agreed to by the Bank; and (vi) imposed certain restrictions on the ability of Max Diversified to declare or pay dividends or other distributions to its stockholders or to make any loans or advances to Max Bermuda and its affiliates.

The Company pledged Max Diversified shares with a combined fair value of $49.3 million at March 31, 2009 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

The non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan (the “swap loan”) of $150.0 million at March 31, 2009 ($225.0 million at December 31, 2008), with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. The net amount receivable or payable under the total return swap is included in other assets or accounts payable. At March 31, 2009 the net amount payable under the total return swap included in accounts payable was $0.1 million, and at December 31, 2008 the net amount payable included in accounts payable was $14.9 million. For the three months ended March 31, 2009 and 2008, the interest expense on the swap loan was $1.5 million and $3.9 million, respectively. Investment income earned on the invested proceeds of the swap loan for the three months ended March 31, 2009 and 2008, was approximately $1.7 million and $3.4 million respectively.

On April 3, 2007, the Company borrowed $50.0 million under its revolving loan facility for the capitalization of Max USA. This loan renews at intervals of one to six months at the Company’s option, at which time the interest rate is reset to LIBOR plus a premium based on the Company’s current debt rating. As of March 31, 2009, $50.0 million remains outstanding on this loan at a 4.56% interest rate. On April 9, 2009, this loan was repaid in full. On October 20, 2008, the Company borrowed an additional $100.0 million under the revolving loan facility, at an interest rate of 4.63%. Proceeds of this loan were used in connection with the acquisition and capitalization of Max UK. This loan was repaid in full on April 20, 2009. The fair values of these loans approximate their carrying values at March 31, 2009.

Interest expense in connection with these loans was $1.7 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

8. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay a bank loan used to acquire and capitalize Max Specialty. On December 30, 2008, Max USA repurchased $8.5 million principal amount of its senior notes for $6.2 million, recognizing a gain of $2.2 million, net of deferred issuance costs. The fair value of the senior notes was $63.3 million as of March 31, 2009, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with these senior notes was $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

The Company records income taxes during the quarter on the estimated effective annual rates for each of the years ended December 31, 2009 and 2008. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 10, 2009, and May 4, 2009, payable on March 10, 2009 and June 1, 2009, respectively, to shareholders of record on February 24, 2009 and May 18, 2009, respectively.

During the three months ended March 31, 2009, the Company did not purchase any common shares under the Board-approved share repurchase authorization. As of March 31, 2009, the remaining authorization under the Company’s share repurchase program was $69.8 million.

11. RELATED PARTIES

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”). The Company owns 7.5% of the ordinary shares of Grand Central Re. Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda also entered into an aggregate stop loss reinsurance contract with Grand Central Re, effective January 1, 2003, whereby Grand Central Re provided aggregate reinsurance protection to Max Bermuda on one of its underlying reinsurance contracts. This underlying contract was commuted and settled in 2007. Max Bermuda did not cede any new business to Grand Central Re in the three months ended March 31, 2009.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession and aggregate stop loss reinsurance agreements with Grand Central Re:

	March 31, 2009	December 31, 2008
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$104,310	$106,203
Deposit liabilities	15,883	26,273
Funds withheld from reinsurers	122,327	137,014
Reinsurance balances payable	23,019	24,603

	Three Months Ended March 31,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$454	$473
Earned premiums ceded	454	473
Other income	200	200
Net losses and loss expenses	(375)	(1,178)
Claims and policy benefits	2,316	668
Interest (benefit) expense	(1,693)	4,205

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

Alternative Investment Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, served as the investment advisor for Max Diversified from April 1, 2004 until January 31, 2009. For the three months ended March 31, 2009 and 2008, Alstra received investment advisor fees of $0.7 million and $2.1 million, respectively.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $0.2 million and $0.4 million, in respect of Max Diversified’s assets invested in an underlying fund managed by Moore Capital for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, the Company terminated its investment advisor agreement with Alstra, resulting in a termination fee of $2.0 million. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

All investment fees incurred on the Company’s alternative investments are included in net gains or losses on alternative investments in the consolidated statements of income and comprehensive income.

12. COMMITMENTS AND CONTINGENCIES

Credit Facilities

The Company has four credit facilities as of March 31, 2009. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility. As of March 31, 2009, there was a $150.0 million, unsecured loan outstanding to Max Capital under this credit facility, which was repaid in full in April 2009 as described in Notes 7 and 14.

Two other facilities are Max Bermuda’s $75.0 million letter of credit facility with The Bank of Nova Scotia and a $20.0 million letter of credit facility with ING Bank N.V., London Branch (“ING”).

On October 13, 2008 Max Capital entered into a second credit facility agreement with ING. This credit facility was entered into as part of the Company’s acquisition of Max UK. This credit facility provides up to GBP 90.0 million for the issuance of letters of credit to provide capital (“Funds at Lloyd’s”) or (“FAL”) to support Lloyd’s syndicate commitments of Max UK and its subsidiaries. Effective December 5, 2008, Max UK was substituted as account party under the facility with Max Capital acting as guarantor.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of March 31, 2009 and December 31, 2008:

	Credit Facilities (expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.	Total	ING Bank N.V. - FAL facility
Letter of credit facility capacity at March 31, 2009(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Letter of credit facility capacity at December 31, 2008(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Unsecured loan outstanding at March 31, 2009	$150,000	$—	$—	$150,000	GBP	—

Unsecured loan outstanding at December 31, 2008	$150,000	$—	$—	$150,000	GBP	—

Letters of credit issued and outstanding at March 31, 2009	$406,159	$57,112	$10,000	$473,271	GBP	63,614

Letters of credit issued and outstanding at December 31, 2008	$437,211	$43,133	$10,000	$490,344	GBP	63,614

Cash and fixed maturities at fair value pledged as collateral at March 31, 2009	$504,730	$67,097	$19,096	$590,923	GBP	3,614

Cash and fixed maturities at fair value pledged as collateral at December 31, 2008	$481,750	$51,717	$18,791	$552,258	GBP	3,614

(1)	Letter of credit capacity is reduced by the amount of unsecured loans outstanding.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at March 31, 2009.

Contingencies

In connection with entering into the Amalgamation Agreement, Max Bermuda and Max Capital entered into an amendment (the “Third Amendment”) to its primary credit facility with Bank of America and various other financial institutions (see Note 12 under Credit Facilities). The Third Amendment includes the required lenders’ consent for Max to enter into the Amalgamation Agreement in addition to certain amendments to the primary credit facility. The amendments under the Third Amendment will take effect if, and only if, the Amalgamation occurs and certain other conditions precedent are satisfied.

If the amendments under the Third Amendment become effective, the commitments available under the $150.0 million unsecured senior credit facility available for revolving borrowings and letters of credit will be reduced to $75.0 million. In addition, the amendments would increase the applicable interest rates and fees under the facilities, modify borrowing base calculations and amend certain financial, reporting, negative and other covenants and provide for additional events of default.

A detailed description of the Third Amendment, including a description of similar amendments IPC has entered into with respect to its credit facility, is available in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2009.

In connection with the Company’s planned Amalgamation, the Company has a contingent liability for professional fees of $8.0 million which are payable on the successful closing of the Amalgamation. In accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies”, no amount has been accrued in the interim consolidated financial statements as at March 31, 2009.

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

Stock Option Awards

Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Max Capital’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Max Capital. Shares issued under the Plans are made available from authorized but unissued shares.

The fair value of options granted during the three months ended March 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2009	2008
Option valuation assumptions:
Expected option life	7.0 years	3.0 years
Expected dividend yield	2.32%	1.50%
Expected volatility	34.27%	21.65%
Risk-free interest rate	2.99%	4.23%
Forfeiture rate	0.00%	0.00%

The Company recognized $0.2 million and $0.2 million of stock-based compensation expense related to stock option awards for the three months ended March 31, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of March 31, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $1.1 million, which is expected to be recognized over a weighted average period of 1.72 years.

Total intrinsic value of stock options exercised during the three month period ended March 31, 2009 was less than $0.1 million, and was $1.2 million during the three months ended March 31, 2008.

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2008	1,843,263	1,413,346	$22.24	$6.13	$10.95 - 36.26
Options exercised	(27,000)	(27,000)
Options forfeited	(108,333)	—	—	—	—

Balance, March 31, 2009	1,707,930	1,386,346	$22.19	$6.07	$10.95 - 36.26

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2008	4,350,909	—	—	$—	$—	$—
Options granted	(108,333)	108,333	—	18.25	6.01	18.25
Options exercised	—	—
Options forfeited	—	—
Restricted stock granted	(699,251)	—
Restricted stock forfeited	—	—
Restricted stock units granted	(134,604)	—

Balance, March 31, 2009	3,408,721	108,333	—	$18.25	$6.01	$18.25

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Incentive Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $4.6 million and $4.8 million for three months ended March 31, 2009 and 2008, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2008 and changes during the three months ended March 31, 2009, follow:

	Non-vested Restricted Stock	Weighted - Average Grant – Date Fair Value	Non-vested RSUs	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2008	2,121,067	$25.59	347,759	$26.32
Awards Granted	699,251	18.25	134,604	18.25
Awards Vested	(378,893)	25.38	(83,849)	25.30
Awards Forfeited (1)	(33,333)	24.29	—	—

Balance, March 31, 2009	2,408,092	$23.51	398,514	$23.81

(1)	Restricted stock forfeitures of 33,333 are from the 2000 Plan and do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (or “ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. The Company recorded an expense for ESPP of $0.1 million for the three months ended March 31, 2009.

14. SUBSEQUENT EVENTS

On April 9, 2009, the Company repaid $50.0 million borrowed under its revolving loan facility. On April 20, 2009, the Company repaid the remaining $100.0 million borrowed under its revolving loan facility. See Note 7 for additional information.

15. THE AMALGAMATION

The Amalgamation Agreement

On March 1, 2009, the Company, IPC and IPC’s wholly owned subsidiary IPC Limited entered into the Amalgamation Agreement, pursuant to which the Company will amalgamate with IPC Limited (the “Amalgamation”). The closing of the Amalgamation is subject to customary closing conditions, including shareholder approvals and receipt of certain regulatory approvals. Immediately following the Amalgamation, IPC will change its name to “Max Capital Group Ltd.”

After the effective time of the Amalgamation, the Company’s shareholders will have the right to receive 0.6429 common shares of IPC and cash in lieu of fractional shares in exchange for each common share they hold, unless they exercise appraisal rights under Bermuda law. If either the Company or IPC terminates the Amalgamation Agreement, the non-terminating party will be required to pay the other a termination fee of $50.0 million in certain circumstances. In connection with the services of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) as financial advisor to the Board of Directors in connection with the Amalgamation, the Company agreed to pay Merrill Lynch a fee equal to $1.5 million at announcement, and an additional fee of $8.0 million if the Amalgamation is consummated.

In connection with the Amalgamation, the Company filed a definitive joint proxy statement/prospectus with the SEC on May 7, 2009. The Company expects to complete the Amalgamation in the second quarter of 2009, although there can be no assurance that the parties will be able to do so.

The Validus Offer and Related Actions

On March 31, 2009, the board of directors of IPC received an unsolicited offer from Validus Holdings, Ltd. (“Validus”) pursuant to which IPC would amalgamate with a wholly owned subsidiary of Validus and each of IPC’s common shares would be cancelled and converted into the right to receive 1.2037 Validus common shares. On April 7, 2009, IPC announced that its Board of Directors determined that Validus’s offer did not constitute a superior proposal under the terms of the Amalgamation Agreement, and reaffirmed its recommendation that IPC’s shareholders approve the Amalgamation with the Company. On April 9, 2009 Validus filed a preliminary proxy statement with the SEC for the solicitation of proxies in opposition to the Amalgamation with IPC, and filed amendments thereto on April 21, 2009, May 4, 2009 and May 7, 2009. In addition, on April 16, 2009, Validus filed a preliminary proxy statement with the SEC for the solicitation of proxies from Validus shareholders to approve the issuance of additional Validus common shares in exchange for the common shares of IPC at an exchange ratio no less favorable to Validus shareholders than the exchange ratio proposed in Validus’s offer.

On April 30, 2009, Validus announced its intention to commence an exchange offer to IPC’s shareholders for all outstanding IPC shares on the same economic terms as the offer that had been presented to IPC’s board of directors a month earlier. Validus announced that its exchange offer, when launched, would be subject to several conditions, including termination of the Amalgamation Agreement, the tender of at least 90% of IPC’s shares in Validus’s exchange offer, as well as conditions that were also conditions to Validus’s offer to IPC’s board of directors. On April 30, 2009, IPC’s board of directors met to discuss Validus’s announcement. At that meeting, IPC’s board of directors unanimously reaffirmed its belief that the acquisition proposal made by Validus does not represent a superior proposal and IPC’s board of directors has continued to recommend that IPC shareholders vote in favor of the Amalgamation.

Also on April 30, 2009, as an alternative to its announced exchange offer, Validus announced its intention to petition the Supreme Court of Bermuda to approve a “Scheme of Arrangement” under Bermuda law whereby Validus would acquire all IPC common shares on the same terms as its exchange offer. In its announcement, Validus indicated that the Scheme of Arrangement would need to be approved by a majority in number representing at least 75% in value of IPC’s shareholders present at a court-ordered meeting to approve the Scheme of Arrangement followed by sanction for the Scheme of Arrangement from the Court. Validus’s announcement further stated that, if the Scheme of Arrangement is approved at the court-ordered meeting and sanctioned by the Court, IPC’s shareholders can then call a second meeting to require IPC to approve the Scheme of Arrangement, and that, if approved by a majority of votes cast at the second meeting, the Scheme of Arrangement would become effective. The Company cannot predict what additional actions Validus may take to further its proposal or attempt to prevent the Amalgamation from occurring.

In addition, on April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC Limited and the Company. The complaint alleges, among other things, that: (1) the $50.0 million termination fee is unlawful and unenforceable, (2) IPC’s board of directors breached its duty and acted otherwise than in accordance with the constitution of IPC by entering into the Amalgamation Agreement and (3) IPC’s board of directors continues to breach its duty by acting in accordance with the provisions in the Amalgamation Agreement providing for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus is apparently seeking declaratory and injunctive relief to prevent IPC and IPC Limited from paying any portion of the $50.0 million termination fee to the Company and from taking any steps to give effect to the non-solicitation provisions in the Amalgamation Agreement. While at this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to Validus’s lawsuit, based on its review of the complaint the Company believes that the allegations are without merit.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 and our financial condition as of March 31, 2009. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have approximately $1,262.9 million in consolidated shareholders’ equity as of March 31, 2009. Our principal operating subsidiary is Max Bermuda. We conduct our non-Lloyd’s European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty and Max America. Our United Kingdom Lloyd’s operations are conducted through Max UK and its operating subsidiary Max at Lloyd’s Ltd. (“Max at Lloyd’s”). We hold all material alternative investments in Max Diversified. We house certain personnel and assets within our global service companies which we believe improves the efficiency of certain corporate services across the group. The global service companies are incorporated in Ireland, Bermuda and the United States.

On March 1, 2009, we entered into an Amalgamation Agreement with IPC and IPC’s wholly-owned subsidiary IPC Limited pursuant to which, subject to the terms and conditions set forth therein, we will amalgamate with IPC Limited. Immediately following the Amalgamation, IPC will change its name to “Max Capital Group Ltd.” We expect the Amalgamation to close in the second quarter of 2009, although there can be no assurance we will be able to do so. The closing of the Amalgamation is subject to customary closing conditions, including shareholder approvals and receipt of certain regulatory approvals. For more information on the Amalgamation, please see the definitive joint proxy statement/prospectus filed with the SEC by the Company on May 7, 2009.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis for all of our non-Lloyd’s operations, and our objective is to extend this integration to our recently acquired Max at Lloyd’s platform. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise two high grade fixed maturities securities portfolios (one held for trading, the other held as available for sale) and an alternative investment portfolio. As of March 31, 2009, the alternative investment portfolio employed nine strategies invested in 35 underlying trading entities. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair values at March 31, 2009, the allocation of invested assets was 88.1% in cash and fixed maturities and 11.9% in alternative investments.

Executive Summary

Our results for the three months ended March 31, 2009 reflect the addition of Max at Lloyd’s as well as organic growth across our multiple segments and diverse lines of business. Our consolidated property and casualty gross premiums written for the three months ended March 31, 2009 are ahead of plan for all of our property and casualty segments and have increased 41.7% over the same period in 2008, with net premiums earned increasing by a similar percentage. With a combined ratio of 89.7% for the three months ended March 31, 2009 and a significant improvement in net gains on alternative investments compared to the same period in 2008, we have reported a net income of $44.5 million, an increase of $36.8 million, or 474.7% over the same period in 2008. Diluted earnings per share has increased $0.65 to $0.78 for the three months ended March 31, 2009 compared to the same period in 2008.

For the three months ended March 31, 2009, gross premiums written increased by 19.8%, 14.6%, and 134.0% for our Bermuda/Dublin insurance, Bermuda/Dublin reinsurance, and U.S. specialty segments, respectively, which drove a corresponding increase in net premiums earned over the comparable 2008 period. In addition, our newest segment, Max at Lloyd’s, contributed $44.2 million of gross premiums written and $20.9 million of net premiums earned to the Company for the current period. Our four property and casualty segments produced an aggregate combined ratio for the three months ended March 31, 2009 of 89.7%, with underwriting income of $44.6 million, compared to a combined ratio of 88.8% and underwriting income of $32.2 million for the three months ended March 31, 2008. Net losses incurred in the three months ended March 31, 2009 related to property catastrophe events were $3.4 million, compared to insignificant losses in the same period in 2008. We recognized net favorable development on prior year loss reserves of $12.3 million for the three months ended March 31, 2009, compared to $7.8 million for the same period in 2008. Favorable loss reserve development is primarily due to lower than expected claims emergence on prior year contracts.

Net investment income for the three months ended March 31, 2009 was $40.5 million, or a decrease of 18.3% compared to the same period in 2008. The reduction in net investment income is principally attributable to the fact that during the three months ended March 31, 2009, we maintained a significant allocation to cash and cash equivalents, averaging approximately 18.3% of invested assets, compared to approximately 8.7% on average during the three month period ended March 31, 2008. We anticipate this ratio to decrease as we deploy cash to reduce debt and seek attractive investment opportunities. Net unrealized losses on our fixed maturities portfolio recorded within accumulated other comprehensive income increased by $66.1 million for the three months ended March 31, 2009. At March 31, 2009, net unrealized losses on our available for sale securities were 2.4% of our available for sale fixed maturities portfolio. The credit quality of our fixed maturities investments remains high, with 64.9% of our fixed maturities at March 31, 2009 being held in U.S. government, agency, or AAA-rated securities. We, together with our investment advisors, perform regular reviews of our available for sale fixed maturities portfolio to identify the potential for other than temporary impairments. For the three months ended March 31, 2009 and 2008, we had no write downs for other than temporary impairments.

For the three months ended March 31,2009, the return on our alternative investment portfolio was 2.06%, compared to a return of 0.47% for the HFRI Fund of Funds Composite Index, which we believe to be the most comparable benchmark. Net gains on alternative investments were $18.0 million compared to a net loss of $25.7 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our allocation of invested assets to alternative investments was 11.9%, compared to 19.4% as of March 31, 2008. We believe our reduced allocation to alternative investments and the rebalancing of our portfolio has significantly reduced the potential volatility of our investment returns. As we’ve reduced our alternative investments, we believed it prudent to begin managing our alternative investments internally. Accordingly, earlier this year we hired research staff from Alstra and terminated our investment advisor agreement with Alstra.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 14.0% for the three months ended March 31, 2009, compared to 2.0% for the same period in 2008. Diluted book value per common share decreased 2.6% from $22.46 at December 31, 2008 to $21.88 at March 31, 2009. Excluding the increase in net unrealized losses within accumulated other comprehensive income, diluted book value per common share increased 2.5% from December 31, 2008 to March 31, 2009. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase common shares in the market. Under this method diluted common shares outstanding were 57,713,179 and 57,017,157 at March 31, 2009 and December 31, 2008, respectively.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2009. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2008, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

•

Max at Lloyd’s—This segment generally offers property and casualty quota share and excess of loss capacity from our London and Copenhagen offices. This segment comprises our proportionate share of the underwriting results of Syndicates 1400, 2525, and 2526, and the results of our managing agent, Max at Lloyd’s.

•

Life and annuity reinsurance – This segment operates out of Bermuda only and generally offers reinsurance products focusing on existing blocks of business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

We also have a corporate function that manages our investment and financing activities.

Each of the U.S. specialty and the Max at Lloyd’s segments has its own portfolio of fixed maturities investments. The investment income earned by each of these segments is reported in the respective segment.

In contrast, invested assets relating to the Bermuda/Dublin reinsurance, Bermuda/Dublin insurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the alternative investment portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio are allocated to our corporate function for the purposes of segment reporting.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Results of Underwriting Operations

Bermuda/Dublin Insurance Segment

	Three Months Ended March 31, 2009	% change	Three Months Ended March 31, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$87.7	19.8%	$73.2
Reinsurance premiums ceded	(54.9)	20.9%	(45.4)

Net premiums written	$32.8	18.0%	$27.8

Net premiums earned(a)	$50.0	17.6%	$42.5
Net investment income	5.3	29.3%	4.1
Net gains (losses) on alternative investments	1.2	160.0%	(2.0)
Other income	1.2	9.1%	1.1

Total revenues	57.7	26.3%	45.7

Net losses and loss expenses(b)(c)	36.5	17.4%	31.1
Acquisition costs(c)	(1.4)	75.0%	(0.8)
General and administrative expenses(c)	5.1	(3.8)%	5.3

Total losses and expenses	40.2	12.9%	35.6

Income before taxes	$17.5	73.3%	$10.1

Loss ratio(b)/(a)	72.9%		73.1%
Combined ratio(c)/(a)	80.3%		83.5%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended March 31, 2009	% of Premium Written	Three months ended March 31, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$6.2	7.1%	$3.2	4.4%
Excess liability	34.7	39.6%	33.9	46.3%
Professional liability	32.4	36.9%	25.5	34.8%
Property	14.4	16.4%	10.6	14.5%

	$87.7	100.0%	$73.2	100.0%

Gross and net premiums written and earned. Gross premiums written for the three months ended March 31, 2009 of $87.7 million are ahead of plan, having increased across all of our lines of business compared to the same period in 2008. Opportunities in professional liability have been particularly attractive. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments. Reinsurance premiums ceded in the three months ended March 31, 2009 and 2008 were related principally to our existing quota share treaties that are utilized to manage our retained exposure, and have increased in the same ratio as our gross premiums written.

Net investment income and net gains (losses) on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and life and annuity reinsurance segments.

Net losses and loss expenses. Our 72.9% loss ratio has not significantly changed from the same period in 2008, with the level of net losses fluctuating in line with the increase in net premiums earned. For the three months ended March 31, 2009 we recognized net favorable development on prior year reserves of $7.0 million, principally in our excess liability and professional liability lines of business, compared to net favorable development of $1.7 million on prior year reserves for the three months ended March 31, 2008.

Income before taxes. The 73.3% increase in income before taxes is principally attributable to the quarter-over-quarter increase in gains on alternative investments of $3.2 million for the three months ended March 31, 2009 over the same period in 2008, and to the 3.2 percentage point decrease in the combined ratio resulting principally from the decrease in general and administrative expenses relative to net premiums earned.

Bermuda/Dublin Reinsurance Segment

	Three Months Ended March 31, 2009	% change	Three Months Ended March 31, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$233.0	14.6%	$203.4
Reinsurance premiums ceded	(51.4)	30.8%	(39.3)

Net premiums written	$181.6	10.7%	$164.1

Net premiums earned(a)	$97.5	12.1%	$87.0
Net investment income	9.2	(7.1)%	9.9
Net gains (losses) on alternative investments	3.0	146.2%	(6.5)

Total revenues	109.7	21.3%	90.4

Net losses and loss expenses(b)(c)	66.2	13.0%	58.6
Acquisition costs(c)	17.5	75.0%	10.0
Interest expense	(0.5)	(116.7)%	3.0
General and administrative expenses(c)	7.5	13.6%	6.6

Total losses and expenses	90.7	16.0%	78.2

Income before taxes	$19.0	55.7%	$12.2

Loss ratio(b)/(a)	67.9%		67.4%
Combined ratio(c)/(a)	93.6%		86.4%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended March 31, 2009	% of Premium Written	Three Months Ended March 31, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$87.6	37.6%	$85.0	41.8%
Aviation	4.2	1.8%	5.8	2.9%
Excess liability	18.1	7.8%	5.2	2.6%
Marine & energy	9.1	3.9%	6.4	3.1%
Medical malpractice	36.4	15.6%	32.2	15.8%
Other	1.9	0.8%	3.1	1.5%
Professional liability	9.7	4.2%	12.3	6.0%
Property and property catastrophe	42.2	18.1%	41.5	20.4%
Whole account	4.4	1.9%	5.2	2.6%
Workers compensation	19.4	8.3%	6.7	3.3%

	$233.0	100.0%	$203.4	100.0%

Gross premiums written. Gross premiums written for the three months ended March 31, 2009 of $233.0 million are ahead of plan, increasing across most of our lines of business compared to the same period in 2008. The most significant increases resulted from new business written in excess liability and workers compensation lines. Gross premiums written for the three months ended March 31, 2009 include reduced premium estimates on prior year contracts of $1.6 million spread amongst all of our lines of business compared to $4.5 million of reduced premium estimates recorded in the same period in 2008. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the inception of the contract. As the contract progresses, we continue to monitor actual premium received in conjunction with correspondence from the ceding client and we obtain further client estimates.

Reinsurance premiums ceded. The increase in reinsurance premiums ceded was principally attributable to the purchase of additional workers compensation and property excess of loss reinsurance protection during the three months ended March 31, 2009. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions.

Net investment income and net gains (losses) on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and life and annuity reinsurance segments.

Net losses and loss expenses. Our 67.9% loss ratio has not significantly changed from the same period in 2008, with the level of net losses fluctuating in line with the increase in net premiums earned. The increase in our loss ratio is principally attributable to property catastrophe-related net losses of $2.0 million together with net favorable loss reserve development on prior year reserves of $4.8 million, compared to no material catastrophe losses and $6.1 million of favorable development for the three months ended March 31, 2008. Favorable development was recognized in the three months ended March 31, 2009 on our professional liability, property and agriculture lines of business, with adverse development recognized on our marine & energy line of business.

Acquisition costs. The acquisition cost ratio to net premiums earned is slightly higher than plan for the three months ended March 31, 2009, due to changes in business mix. The increase over the comparable 2008 period is exaggerated as the 2008 period benefited from a one-time adjustment to acquisition costs on certain quota share contracts due to revised information from the cedants.

Interest expense. Interest expense for the three months ended March 31, 2009 includes $0.8 million of income pertaining to the funds withheld on the variable quota share retrocession agreement with Grand Central Re compared to $2.3 million of expense for the three months ended March 31, 2008. Interest expense on the Grand Central Re funds withheld is based on the average of two total return fixed maturity indices.

Income before taxes. The 55.7% increase in income before taxes for our Bermuda/Dublin reinsurance segment between the three months ended March 31, 2009 and 2008 is principally attributable to the quarter-over-quarter increase in net gains on alternative investments of $9.5 million, partially offset by the acquisition cost increase of $7.5 million.

U.S. Specialty Segment

Our U.S. specialty segment, which comprises the underwriting operations of our U.S.-based business, commenced underwriting activities in April 2007, with 2008 being the first full year of operations. The short operating history of this segment, which has experienced significant increases in volume period-over-period since inception, makes comparisons between periods difficult. Such comparisons may not be meaningful and are not necessarily representative of future trends.

	Three Months Ended March 31, 2009	% change	Three Months Ended March 31, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$68.8	134.0%	$29.4
Reinsurance premiums ceded	(40.7)	104.5%	(19.9)

Net premiums written	$28.1	195.8%	$9.5

Net premiums earned(a)	$21.4	275.4%	$5.7
Net investment income	1.6	(15.8)%	1.9
Net realized losses on fixed maturities	0.1	N/A	—
Other income	(0.1)	N/A	—

Total revenues	23.0	202.6%	7.6

Net losses and loss expenses(b)(c)	12.1	210.3%	3.9
Acquisition costs(c)	1.2	300.0%	0.3
General and administrative expenses(c)	7.8	50.0%	5.2

Total losses and expenses	21.1	124.5%	9.4

Income (loss) before taxes	$1.9	205.6%	$(1.8)

Loss ratio(b)/(a)	56.5%		67.7%
Combined ratio(c)/(a)	98.4%		164.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended March 31, 2009	% of Premium Written	Three months ended March 31, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General casualty	$18.9	27.5%	$8.5	28.9%
Marine	14.8	21.5%	4.4	15.0%
Property	35.1	51.0%	16.5	56.1%

	$68.8	100.0%	$29.4	100.0%

Gross and net premiums written and earned. Gross premiums written and ceded for this segment have increased steadily each quarter since operations commenced in April of 2007. Gross premiums written for the three months ended March 31, 2009 are slightly ahead of plan for all lines of business. Reinsurance premiums ceded for the U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We continue to purchase substantial reinsurance protection while we build out this operation, however, assuming gross premiums written are in line with our plan, we anticipate that the ratio of premiums ceded to premiums written will continue on a downwards trend for the next several years.

Net investment income. Net investment income relating to the U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the three months ended March 31, 2009 was 4.25% compared to 4.73% for the three months ended March 31, 2008.

Net losses and loss expenses. The loss ratio for the three months ended March 31, 2009 has improved by 11.2 percentage points compared to the same period in 2008. As our U.S. specialty segment grows, we are purchasing, and expect to continue to purchase, substantial reinsurance coverage in order to protect our capital base. Accordingly, our reinsurance premiums ceded have been a significant proportion of gross premiums written, which has the effect of increasing the net loss ratio. As gross premiums written volume increases and the ratio of reinsurance ceded to gross premiums written decreases, we are seeing an improvement in the net loss ratio. Net losses and loss expenses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin insurance and reinsurance segments.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, which have grown in line with the growth in gross premiums written, but continue to decrease as a percentage of net premiums earned, as expected. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Income (loss) before taxes. In line with expectations for this segment and reflecting the increasing scale of our U.S. specialty operations, net premiums earned have grown by 275.4% over the three months ended March 31, 2008, compared to an increase of 124.5% in total losses and expenses over the same period. The higher rate of growth of net premiums earned versus net losses and expenses has brought the combined ratio down to 98.4%. As a result, the segment generated its first quarterly profit, an income before taxes of $1.9 million for the three months ended March 31, 2009. As our net premiums earned grow, we expect the combined ratio to move more in line with our other segments.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our UK-based operating businesses acquired on November 6, 2008, which are primarily the underwriting operations of our proportionate share of Syndicates 1400, 2525 and 2526. The results of operations for the Max at Lloyd’s segment are consolidated only from the November 6, 2008 date of acquisition.

Three Months Ended March 31, 2009
(In millions of U.S. Dollars)
Gross premiums written	$44.2
Reinsurance premiums ceded	(17.3)

Net premiums written	$26.9

Net premiums earned(a)	$20.9
Net investment income	0.8
Net realized gains on fixed maturities	0.5
Other income	0.1

Total revenues	22.3

Net losses and loss expenses(b)(c)	10.0
Acquisition costs(c)	3.2
Foreign exchange (gains)	(3.5)
General and administrative expenses(c)	4.7

Total losses and expenses	14.4

Income before taxes	$7.9

Loss ratio(b)/(a)	47.7%
Combined ratio(c)/(a)	85.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended March 31, 2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$12.4	28.1%
Financial institutions	3.8	8.6%
Professional liability	2.8	6.3%
Property and property catastrophe	25.2	57.0%

	$44.2	100.0%

Gross and net premiums written and earned. The three months ended March 31, 2009 was the first full quarter for our new Max at Lloyd’s segment. Gross premiums written volume was consistent with our plan and the mix of business is principally composed of Syndicate 1400 business, which writes property and property catastrophe, accident & health, and financial institutions products. The professional liability business line comprises employers and public liability insurance products offered by Syndicate 2525, and professional liability and medical malpractice insurance products offered by Syndicate 2526.

Reinsurance premiums ceded is principally related to the purchase of excess of loss and quota share reinsurance to manage risks associated with our underwriting and to manage the exposure retained by us on certain transactions. The majority of the reinsurance ceded is for property catastrophe excess of loss coverage to manage our aggregate exposures on our property and property catastrophe lines of business.

Net investment income. Net investment income relating to the Max at Lloyd’s segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for the three months ended March 31, 2009 was 1.23%. This segment currently holds a high ratio of cash and cash equivalents to fixed maturity securities, resulting in a lower investment yield than our other segments. We intend to reduce the ratio of cash to fixed maturities over time and this is expected to improve the investment yield for this segment.

Net losses and loss expenses. In the absence of catastrophe losses, our property line of business, which is principally property catastrophe risks, and our accident & health lines of business, will tend to have lower loss ratios than our financial institutions and professional liability lines of business. In this segment the significant proportion of property and accident & health premiums compared to financial institutions and professional liability premiums results in a lower loss ratio than our other segments. Net losses from property catastrophe events for the three months ended March 31, 2009 were $1.4 million. For the three months ended March 31, 2009 net favorable development on prior year reserves was $0.5 million.

Acquisition costs. Acquisition costs vary from contract to contract depending on the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period. The ratio of acquisition costs to net premiums earned of 15.3% for the three months ended March 31, 2009 is better than plan, principally attributable to lower than expected brokerage rates on our property and accident & health lines of business.

Foreign exchange (gains) losses. Foreign exchange gains or losses comprise gains or losses on assets or liabilities denominated in currencies other than the British pound. This expense is expected to fluctuate period-over-period depending on movements in foreign exchange rates and our level of foreign currency denominated assets and liabilities.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, and are consistent with our plan for the three months ended March 31, 2009.

Life and Annuity Reinsurance Segment

	Three Months Ended March 31, 2009	% change	Three Months Ended March 31, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$0.6	N/A	$0.6
Reinsurance premiums ceded	(0.1)	N/A	(0.1)

Net premiums written	$0.5	N/A	$0.5

Net premiums earned	$0.5	N/A	$0.5
Net investment income	11.5	17.3%	9.8
Net gains (losses) on alternative investments	7.9	176.0%	(10.4)

Total revenues	19.9	N/A	(0.1)

Claims and policy benefits	14.3	(4.7)%	15.0
Acquisition costs	0.2	100.0%	0.1
Interest expense	(0.4)	(116.0)%	2.5
General and administrative expenses	0.7	16.7%	0.6

Total claims and policy benefits and expenses	14.8	(18.7)%	18.2

Income (loss) before taxes	$5.1	127.9%	$(18.3)

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

No new life and annuity contracts were written during the three months ended March 31, 2009 or 2008. Apart from the components related to contracts incepting during a period, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on alternative investments. The overall performance of our fixed maturities portfolio and alternative investment portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and Bermuda/Dublin reinsurance segments.

Claims and policy benefits. Claims and policy benefits were $14.3 million for the three months ended March 31, 2009 compared to $15.0 million for same period in 2008. The slight decrease reflects the impact of reinsurance recoveries in the quarter, partially offset by additional reinsured policy claims associated with the $239.6 million of reinsurance premiums written in the last three quarters of 2008. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Income (loss) before taxes. Income before taxes is primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we have written, together with no material unexpected changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $23.4 million increase in income before taxes for the three months ended March 31, 2009 compared to the same period in 2008, was the $18.3 million quarter-over-quarter increase in net gains on alternative investments.

Corporate Function

The results of operations for the corporate function discussed below include the net investment income, net gains and losses on alternative investments, and net realized gains and losses on fixed maturities for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis for purposes of ease of discussion.

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	Three Months Ended March 31, 2009	% change	Three Months Ended March 31, 2008
	(In millions of U.S. Dollars)
Net investment income	$40.5	(18.3)%	$49.6
Net gains (losses) on alternative investments	18.0	170.0%	(25.7)
Net realized gains on fixed maturities	0.4	(71.4)%	1.4
Other income	0.2	N/A	0.2
Interest expense	(4.8)	(25.0)%	(6.4)
General and administrative expenses	(18.5)	164.3%	(7.0)

Net investment income. The decrease in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to the decrease in returns on cash and cash equivalents and the increase in cash held as at March 31, 2009 compared to March 31, 2008. The average annualized investment yield on cash, fixed maturities and funds withheld by clients for the three months ended March 31, 2009 was 3.63% compared to 4.83% for the three months ended March 31, 2008. The balance of cash and cash equivalents increased significantly quarter-over-quarter, increasing by $460.3 million to $955.6 million at March 31, 2009 compared to March 31, 2008. This increase is attributed to two factors: the desire to maintain high levels of liquidity in the current investment environment and significant cash redemptions received from the alternative investment portfolio.

Net gains (losses) on alternative investments. Net gains on the alternative investment portfolio were $18.0 million, or a 2.06% rate of return, for the three months ended March 31, 2009, compared to net losses of $25.7 million, or a negative 2.11% rate of return, for the three months ended March 31, 2008. These returns include gains of $0.5 million and $0.4 million from our private equity reinsurance investment for the three months ended March 31, 2009 and 2008, respectively. The remainder of our alternative investments comprises the Max Diversified portfolio.

During the three months ended March 31, 2009 the return for alternative investments was 2.06%, compared to the HFRI Fund of Funds Composite Index returning 0.47%. The three months ended March 31, 2009 experienced some improvement in the equity markets, despite the continuation of tight credit conditions and the weak global economy. Investment markets remain volatile, with the S&P 500 Index returning negative 11.01% and the Merrill Lynch Master Bond Index returning 0.09% for the three months ended March 31, 2009.

Six out of the nine alternative investment strategies we employed experienced positive returns during the three months ended March 31, 2009. The largest contributors by investment strategy to the net gain for the current period were the long/short equity and the fixed income arbitrage strategies. As of March 31, 2009, 37.8% and 4.8% of our alternative investments were allocated to long/short equity and fixed income arbitrage strategies, respectively.

We have reduced our allocation to alternative investments from 14.1% at December 31, 2008 to 11.9% at March 31, 2009, which is in line with our target range of 10% to 12%. Our objective is to move towards a more market neutral/absolute return portfolio, with increased diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks. In the current investment climate, the process of rebalancing the portfolio may take longer as redemption requests may take longer to be realized.

Net realized gains on fixed maturities. Our total fixed maturities portfolio is split into two portfolios:

•	an available for sale portfolio; and

•	a trading portfolio that was acquired as part of our Max UK acquisition.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income as net realized gains or losses, all of which are reported within our Max at Lloyd’s segment. We had no other than temporary impairment charges for either of the three month periods ended March 31, 2009 and 2008.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The Max Bermuda $150.0 million swap loan and the Max Capital $150.0 million revolving credit facility loan each bear interest at a rate based on LIBOR plus a spread. We also have $91.5 million in senior notes outstanding that were issued on April 16, 2007 that mature in April 2017 and bear interest at 7.20%. Interest expense for the three months ended March 31, 2009 decreased compared to the same period in 2008 primarily due to the decrease in LIBOR between the two periods and the decrease in the outstanding swap loan balance.

General and administrative expenses. The increase in general and administrative expenses for the three months ended March 31, 2009 compared to 2008 was principally related to $5.2 million of professional fees associated with the planned Amalgamation with IPC, and the $2.0 million Alstra termination fee, each of which represent non-recurring items. In addition, there was an increase of $1.7 million in performance-related compensation expense compared to the same period in 2008.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and alternative investments, were $5,036.0 million at March 31, 2009 compared to $5,356.9 million at December 31, 2008, a decrease of 6.0%. The decrease in cash and invested assets resulted principally from the settlement of losses, the repayment of the swap loan, the change in net unrealized gains and losses on fixed maturities investments, and movements in foreign exchange rates during the quarter.

We own an available for sale portfolio and a trading portfolio of fixed maturities securities. We record both investment portfolios at fair value on our balance sheet. On our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income as a net realized gain or loss. On our available for sale portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances, such as credit rating changes, and changes in industry specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolios is to tailor the maturities of the portfolios to the timing of expected loss and benefit payments. At maturity, absent any credit loss, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell available for sale fixed maturity securities before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances. We believe we have the ability to hold those fixed maturities securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

The only time we would expect to realize an other than temporary impairment on a fixed maturity security is if we believed there was significant uncertainty about receiving the interest payments and the maturity value of the investment. We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we determined that no writedowns for other than temporary impairment were necessary for the three months ended March 31, 2009.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During the three months ended March 31, 2009, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources as described below. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2009. We believe our investment exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At March 31, 2009, securities with significant exposure to sub-prime borrowers totaled $27.5 million in fair value, $42.8 million in amortized cost and $42.9 million in par value for a net unrealized loss of $15.3 million. By fair value, 22.4% of these securities are AAA-rated, 15.3% are AA-rated, 27.4% are A-rated and 34.9% are BBB+ or lower rated. The weighted average life of these securities is 3.1 years. As of March 31, 2009, we have determined that a write-down for impairment of these securities is not warranted based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio, if and when deemed necessary.

Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of March 31, 2009.

	Weighted Average Life in Years	Credit Rating AAA Senior Tranche	AA	A	BBB+ or lower	Amortized Cost	Fair Value
	(In millions of U.S. Dollars)
By Vintage Year
Fixed maturities with sub-prime mortgage exposure
Pre-2005	4.1	$2.2	$2.6	$—	$2.6	$7.4	$5.3
2005	3.2	1.5	0.4	3.0	—	4.9	2.4
2006	2.9	3.7	7.0	9.3	8.0	28.0	18.3
2007	2.3	—	—	—	2.5	2.5	1.5

Total	3.1	7.4	10.0	12.3	13.1	42.8	27.5

Fixed maturities with Alt-A mortgage exposure
Pre-2005	5.3	5.8	—	—	—	5.8	4.6
2005	1.8	—	1.3	—	15.0	16.3	11.1
2006	0.8	—	—	1.3	6.8	8.1	6.9

Total	2.2	5.8	1.3	1.3	21.8	30.2	22.6

Total	2.7	$13.2	$11.3	$13.6	$34.9	$73.0	$50.1

As described in Note 5 of our unaudited interim consolidated financial statements, our fixed maturities investments and our alternative investments are carried at fair value.

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

We have ongoing due diligence processes with respect to funds and their managers, which processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. Such adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

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

The majority of our alternative investment portfolio remains highly liquid and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs or change our timetable for reducing our allocation to alternative investments. Based upon information provided by the fund managers, as of March 31, 2009, we estimate that over 84.0% of the underlying assets held by our alternative investment funds are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Out of our scheduled March 31, 2009 redemptions of $129.4 million, none of which are gated, $119.2 million were received in cash prior to May 7, 2009. The fair value of our holdings in funds with gates imposed as at March 31, 2009 were $37.4 million, and are included in the table below.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at March 31, 2009, the fair value of our alternative investments held in side-pockets is $91.3 million. Due to the uncertainty surrounding the timing of the sale of the underlying assets within side-pockets, the estimated timing of liquidity presented in the table below is subject to change. Our holdings in side-pockets are included in the greater than 270 days section of the table below.

Had we requested full redemptions for all of our holdings in the funds, the table below indicates our best estimate of the earliest date from March 31, 2009 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change, particularly in the current economic environment.

	As at March 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	% of Alternative Investments
Liquidity
Within 90 days	$57,071	9.6%
Between 91 to 120 days	111,992	18.8%
Between 121 to 180 days	187,176	31.5%
Between 181 to 270 days	11,454	1.9%
Greater than 270 days	226,793	38.2%

Total	$594,486	100.0%

Although we believe that our significant cash balances, fixed maturities investments and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the alternative investments, our ability to do so may be impaired by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Additional information about the alternative investments can be found in Notes 4 and 5 to our unaudited interim consolidated financial statements included herein.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,005.1 million at March 31, 2009 compared to $2,938.2 million at December 31, 2008, an increase of 2.3%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the three months ended March 31, 2009, partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the three months ended March 31, 2009, we paid $98.6 million in property and casualty losses and recorded gross favorable development on prior period reserves of $25.4 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,306.6 million at March 31, 2009 compared to $1,367.0 million at December 31, 2008. The decrease was principally attributable to movements in foreign exchange rates. During the three months ended March 31, 2009, we paid $26.6 million of benefit payments.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $879.8 million at March 31, 2009 compared to $846.6 million at December 31, 2008, an increase of 3.9%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the three months ended March 31, 2009.

At March 31, 2009, 83.5% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and a further 3.7% are rated “A-”. The remaining 12.8% of losses recoverable are with “NR—not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 11.9% of our losses recoverable at March 31, 2009. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 118.8% of its loss recoverable obligations.

Bank loans. As described in Note 7 to our unaudited interim consolidated financial statements included herein, the non-controlling interest in Max Diversified and the related total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. At December 31, 2008, the notional amount of the loan was approximately $225.0 million. During the three months ended March 31, 2009, we repaid $75.0 million of the loan amount, resulting in a balance of $150.0 million at March 31, 2009.

On April 3, 2007, Max Capital borrowed $50.0 million under our revolving credit facility in connection with the acquisition and capitalization of Max Specialty. As of March 31, 2009, the $50.0 million loan to Max Capital remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of March 31, 2009, the interest rate was 4.56%. On April 9, 2009, this loan was repaid in full.

On October 20, 2008, Max Capital borrowed $100.0 million under our revolving credit facility in connection with the acquisition and capitalization of Max UK. As of March 31, 2009, $100.0 million remains outstanding. This loan renews at intervals of 1 to 6 months at Max Capital’s option, at which time the interest rate is reset to LIBOR plus a premium based on Max Capital’s current debt rating. As of March 31, 2009, the interest rate was 4.63%. On April 20, 2009, this loan was repaid in full.

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility. On December 30, 2008, Max USA repurchased $8.5 million principal amount of these notes, leaving a principal amount of $91.5 million outstanding as of March 31, 2009.

Shareholders’ equity. Our shareholders’ equity decreased to $1,262.9 million at March 31, 2009 from $1,280.3 million at December 31, 2008, a decrease of 1.4%, principally due to the net income of $44.5 million, offset by the $62.2 million decrease in accumulated other comprehensive income and the payment of dividends of $5.1 million during the three months ended March 31, 2009.

        Liquidity. We utilized $73.4 million of cash from operations during the three months ended March 31, 2009 compared to generating $89.6 million for the three months ended March 31, 2008. The decrease in cash from operations is principally due to the timing of the payment property and casualty losses, the payment of reinsurance premiums ceded, and the increase in trades pending settlement. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

The casualty business we write generally has a long claim-tail, and we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves and life and annuity benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 5.3 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and loss expenses paid in any period could vary from our expectations and could have a significant and adverse effect on operating cash flow.

While we tailor our fixed maturities portfolios to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. In recent quarters our cash balance has increased as we have elected to maintain a larger cash position in the current investment environment. Our cash and cash equivalents balance is $955.6 million at March 31, 2009. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2009. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2009, Max Bermuda had approximately $1,200.0 million in statutory capital and surplus and met all minimum solvency and liquidity requirements.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of March 31, 2009, we have three letter of credit facilities totaling $695.0 million with an additional $200.0 million available subject to certain conditions, plus a fourth facility of GBP 90.0 million for our Funds at Lloyd’s commitments. On that date, we had $473.3 million in letters of credit and a $150.0 million unsecured loan outstanding under the first three facilities. Under our Funds at Lloyd’s facility, GBP 63.6 million is utilized as of March 31, 2009. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at March 31, 2009.

The amount which Max Capital provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution of the payment of dividends.

Capital resources. At March 31, 2009, our capital structure consisted of common equity. Total capitalization amounted to $1,262.9 million as compared to $1,280.3 million at December 31, 2008, a decrease of 1.4%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our financial obligations.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $91.5 million remains outstanding at March 31, 2009. The senior notes are guaranteed by Max Capital. As of March 31, 2009, the senior notes were assigned a senior unsecured debt rating by Standard & Poor’s Ratings Services, or S&P, A.M. Best Company, or A.M. Best, Fitch, Inc., or Fitch, and Moody’s Investors Service, Inc., or Moody’s (see table below). The senior unsecured debt ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries from each of A.M. Best, Fitch, and Moody’s (see table below). These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Capital. Our Lloyd’s Syndicates share the Lloyd’s market ratings (see table below).

At March 31, 2009, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A-(excellent)(1)	A (strong)(1)	A3(2)	Not applicable
Outlook on financial strength rating	Positive(1)	Negative(1)	Negative(2)	Not applicable
Senior notes senior unsecured debt rating(3)	bbb-	BBB+	Baa2	BBB-
Outlook on debt rating(3)	Positive	Negative	Negative	Positive
Lloyd’s financial strength rating applicable to the Syndicates(4)	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Max Bermuda, Max Specialty, Max America, Max Re Europe, and Max Insurance Europe.
(2)	Applicable to Max Bermuda.
(3)	Applicable to Max USA.
(4)	Applicable to Syndicates 1400, 2525 and 2526.

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 10, 2009, and May 4, 2009, payable on March 10, 2009 and June 1, 2009, respectively, to shareholders of record on February 24, 2009 and May 18, 2009, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$156,840	$156,840	$—	$—	$—
Revolving credit facility loan obligations (1)	150,316	150,316	—	—	—
Senior notes	145,921	6,591	13,182	13,182	112,966
Operating lease obligations	25,453	5,211	9,970	6,012	4,260
Property and casualty losses	3,005,125	888,516	687,178	474,025	955,406
Life and annuity benefits	2,439,690	114,255	217,267	201,529	1,906,639
Deposit liabilities	203,836	41,936	89,697	11,211	60,992

Total	$6,127,181	$1,363,665	$1,017,294	$705,959	$3,040,263

(1)	The revolving credit facility loans were repaid in full in April 2009.

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and benefits” in our Annual Report on Form 10-K for the year ended December 31, 2008, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of March 31, 2009 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements at March 31, 2009 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

FASB Staff Position FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FSP must be adopted simultaneously with FSP FAS 157-4. We have elected not to adopt FSP FAS 115-2 and FAS 124-2 for the three months ended March 31, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our consolidated financial statements.

FASB Staff Position FAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. This FSP provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FSP must be adopted simultaneously with FSP FAS 115-1 and FAS 124-2. We have elected not to adopt FSP FAS 157-4 for the three months ended March 31, 2009, and are currently evaluating the impact that FSP FAS 157-4 may have, if any, on the presentation of our consolidated financial statements.

FASB Staff Position FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. This FSP amends FAS 107 to require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only it if also elects to early adopt FSP FAS 157-4, and FSP FAS 115-2 and FAS 124-2. We have elected not to adopt FSP FAS 107-1 and APB 28-1 for the three months ended March 31, 2009. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.

FASB Staff Position EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retroactively to conform with the provisions of this FSP. Early application is not permitted. The adoption of this FSP has resulted in no change to earnings per share as previously reported for the three month period ended March 31, 2008.

FASB Staff Position FAS 157-2

In February 2008, the FASB issued Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. This FSP delayed the effective date of FAS 157, “Fair Value Measurements,” to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FAS 157 for non-financial assets and non-financial liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition has not had a material impact on our consolidated financial statements.

Financial Accounting Standard No. 161—Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133,” or FAS 161. FAS 161 changes required disclosures for derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Specifically, FAS 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 has not had a material impact on our consolidated financial statements.

Financial Accounting Standard No. 163—Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued Financial Accounting Standard No. 163 “Accounting for Financial Guarantee Insurance Contracts—an Interpretation of FASB Statement No. 60,” or FAS 163. FAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FAS 60, “Accounting and Reporting by Insurance Enterprises.” FAS 163 does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities or financial guarantee contracts that are derivative instruments within the scope of FAS 133. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the statement was issued. Except for those disclosures, early application is prohibited. The adoption of FAS 163 has had no material impact on our consolidated financial statements.

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

As of March 31, 2009, 98.8% of the securities held in our fixed maturities portfolios were rated BBB-/Baa3 or above. Our current policy is not to purchase securities rated lower than BBB-/Baa3 and to maintain a minimum weighted average credit rating quality of AA/Aa2. At March 31, 2009, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 3.9% or approximately $135.8 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.7% or approximately$164.3 million.

With respect to our alternative investment portfolio, we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk, as opposed to return, in the selection of each of our alternative investments. This causes us to select individual alternative investments that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual alternative investments into a portfolio of alternative investments. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve an alternative investment portfolio within Max Diversified that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

At March 31, 2009, the estimated impact on the alternative investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.4%, or approximately $2.2 million, and the impact on the alternative investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.4%, or approximately $2.2 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. At March 31, 2009, our alternative investment portfolio’s VaR was estimated to be 25.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended March 31, 2009.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of March 31, 2009.

Validus Litigation. On April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC’s wholly owned subsidiary IPC Limited and Max Capital. The complaint alleges, among other things, that: (1) the $50.0 million termination fee contained within the Amalgamation Agreement is unlawful and unenforceable, (2) IPC’s board of directors breached its duty and acted otherwise than in accordance with the constitution of IPC by entering into the Amalgamation Agreement and (3) IPC’s board of directors continues to breach its duty by acting in accordance with the provisions in the Amalgamation Agreement providing for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus is apparently seeking declaratory and injunctive relief to prevent IPC and IPC Limited from paying any portion of the $50.0 million termination fee to Max Capital and from taking any steps to give effect to the non-solicitation provisions in the Amalgamation Agreement. While at this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to Validus’s lawsuit, based on our review of the complaint we believe that the allegations are without merit.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 19, 2009. The risk factor titled “—Members of our board of directors may have conflicts of interests.” is deleted in its entirety. The information presented below updates and supersedes the risk factor of the same title appearing in our 2008 Annual Report on Form 10-K.

Risks Related to Taxation

U.S. legislative action or other changes in U.S. tax law might adversely affect us.

The tax treatment of non-U.S. insurance companies and their U.S. insurance subsidiaries has been the subject of discussion and legislative proposals in the U.S. Congress and by the U.S tax authorities. In particular, Congress has been considering legislation intended to eliminate certain perceived tax advantages of Bermuda and other non-U.S. insurance companies and U.S. insurance companies having Bermuda and other non-U.S. affiliates, including perceived tax benefits resulting principally from reinsurance between or among U.S. insurance companies and their Bermuda affiliates. Some U.S. insurance companies have also been lobbying Congress recently to pass such legislation. In addition, Congress has recently conducted hearings relating to the tax treatment of reinsurance between affiliates and is reported to be considering legislation that would adversely affect reinsurance between U.S. and non-U.S. affiliates. One such proposal would increase the excise tax rate on reinsurance premiums paid to affiliated non-U.S. reinsurers. A Senate Finance Committee staff discussion draft and other prior proposals would limit deductions for premiums ceded to affiliated non-U.S. reinsurers above certain levels. Enactment of some version of such legislation as well as other changes in U.S. tax laws, regulations and interpretations thereof to address these issues could result in our financial condition and results of operations being significantly and negatively affected.

Risks Related to Our Investment Strategy

The failure of our investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct business.

We have entered into investment management agreements with a number of managers to manage portions of our aggregate fixed maturities portfolio. Additionally, each underlying alternative investment fund manager four our alternative investment portfolio invested through Max Diversified has discretionary authority over the portion of our underlying alternative investment portfolio that it manages. As a result, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers, and the investment managers of each underlying alternative investment fund, to select and manage appropriate investments. We cannot assure you that any or all of these investment managers will be successful in meeting our investment objectives, or that these investment managers will not terminate their respective agreements with our company. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct our business.

Risks Related to the Amalgamation

Failure to complete the amalgamation could negatively impact our share prices and the future business and financial results.

The amalgamation agreement contains a number of conditions precedent that must be satisfied or waived prior to the closing of the amalgamation. In addition, the amalgamation agreement may be terminated by IPC under certain circumstances. In addition to customary termination provisions contained in agreements of this nature, IPC may terminate the amalgamation agreement if the total number of our dissenting common shares for which appraisal rights have been exercised pursuant to Bermuda law exceeds 15% of our issued and outstanding common shares on the business day immediately following the last day on which our shareholders can require appraisal for their common shares. Additionally, we or IPC may terminate the amalgamation agreement if the other party’s good-faith estimate of such party’s book value as of the day prior to the requesting party’s shareholder meeting indicates that since December 31, 2008, either (1) the other party’s book value has declined by more than 50%, or (2) the other party’s book value has declined by more than 20 percentage points greater than the decline in the terminating party’s book value during the same period (with any increase in a party’s book value since December 31, 2008, deemed to be no change for purposes of measuring the 20 percentage point differential).

If the amalgamation is not completed, our ongoing business may be adversely affected as follows:

•

the manner in which brokers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or to win new business or obtain renewals in the marketplace;

•	our current and prospective employees may experience uncertainty about their future roles, which may adversely affect our ability to attract and retain key personnel;

•

the attention of our management will have been diverted to the amalgamation instead of being directed solely to our own operations and pursuit of other opportunities that could have been beneficial to us;

•	we may have to pay certain costs relating to the amalgamation, including certain legal, accounting and financial advisory fees; and

•	we may be required, in certain circumstances, to pay a termination fee of $50 million to IPC.

Validus’s offer and subsequent actions may negatively impact our ability to consummate the amalgamation and may cause disruption to our ongoing business.

On March 31, 2009, the board of directors of IPC received an unsolicited acquisition proposal from Validus Holdings, Ltd. On April 7, 2009, after consulting with IPC management and its outside legal and financial advisors and upon consideration of a variety of factors, the board of directors of IPC unanimously determined that Validus’s offer did not constitute a superior proposal, as defined in the amalgamation agreement. While the board of directors of IPC unanimously reaffirmed its recommendation that IPC shareholders approve the amalgamation, Validus’s offer may still pose potential risks to the closing of the amalgamation. On April 8, 2009, Validus announced that it intended to file proxy solicitation materials opposing the amalgamation and that it was commencing litigation to reduce the $50.0 million termination fee payable in certain circumstances under the amalgamation agreement. On April 9, 2009, Validus filed a preliminary proxy statement with the SEC for the solicitation of proxies in opposition to the amalgamation. On April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC Limited and us. The complaint alleges, among other things, that: (1) the $50.0 million termination fee is unlawful and unenforceable, (2) the IPC board of directors breached its duty and acted otherwise than in accordance with the constitution of IPC by entering into the amalgamation agreement and (3) IPC’s board of directors continues to breach its duty by acting in accordance with the provisions in the amalgamation agreement providing for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus is apparently seeking declaratory and injunctive relief to prevent IPC and IPC Limited from paying any portion of the $50.0 million termination fee to us and from taking any steps to give effect to the non-solicitation provisions in the amalgamation agreement. We intend to vigorously defend the terms of the amalgamation agreement. Although we believe that the lawsuit is without merit, it is not possible at this time to determine the ultimate resolution of, or estimate the liability related to Validus’s lawsuit. In addition, on April 30, 2009, Validus announced its intention to: (1) commence an exchange offer to IPC’s shareholders for all outstanding IPC shares on the same economic terms as the offer that had been presented to IPC’s board of directors a month earlier and (2) as an alternative to the exchange offer, petition the Supreme Court of Bermuda to approve a “Scheme of Arrangement” under Bermuda law whereby Validus would acquire all IPC common shares on the same terms as its exchange offer. In its announcement, Validus indicated that the Scheme of Arrangement would need to be approved by a majority in number representing at least 75% in value of IPC’s shareholders present at a court-ordered meeting to approve the Scheme of Arrangement followed by sanction for the Scheme of Arrangement from the Court. Validus’s announcement further stated that, if the Scheme of Arrangement is approved at the court-ordered meeting and sanctioned by the Court, IPC’s shareholders can then call a second meeting to require IPC to approve the Scheme of Arrangement, and that, if approved by a majority of votes cast at the second meeting, the Scheme of Arrangement would become effective. It is unclear what additional actions Validus may take to further its proposal or attempt to prevent the amalgamation of IPC and us from occurring. However, any legal action or other proceedings in which we or our board of directors would have to defend themselves may be expensive, time-consuming and disruptive to our ongoing business. Even if ultimately unsuccessful, actions taken by Validus could negatively impact the expected timing of the closing of the amalgamation, which is expected to occur in the second quarter of 2009. In addition, there is a risk that shareholders of IPC may vote against proposals relating to the amalgamation as a result of Validus’s offer and that, consequently, the required IPC vote may not be obtained. See—Failure to complete the amalgamation could negatively impact the share prices and the future business and financial results above.

We may experience difficulties integrating our business with IPC’s, which could cause the combined entity to fail to realize the anticipated cost savings and other benefits of the amalgamation.

We entered into the amalgamation agreement because we believe that the amalgamation will be beneficial to us and our shareholders. Achieving the anticipated benefits of the amalgamation will depend in part upon whether we and IPC integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the amalgamation will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined entity. Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the long-term strategic benefits of the amalgamation and could have a material adverse effect on the business, financial condition, operating results and market value of the combined entity’s common shares after the amalgamation.

The success of the combined entity after the amalgamation will depend in part upon our ability to retain key employees. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined entity. Accordingly, no assurance can be given that we will be able to retain key employees.

We must obtain various governmental, regulatory and other consents to complete the amalgamation, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or delay the completion of the amalgamation, result in additional expenditures or resources and/or reduce the anticipated benefits of the amalgamation.

We must obtain certain approvals and consents in a timely manner from governmental agencies, including in the U.S., Ireland, Singapore and the United Kingdom prior to the completion of the amalgamation. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the amalgamation agreement, then the parties will not be obligated to complete the amalgamation. The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to the approval of the amalgamation, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect the way the combined entity conducts business following the amalgamation. The terms, conditions, obligations or restrictions of such approvals could jeopardize or delay the completion of the amalgamation. If we agree to any material terms, conditions, obligations or restrictions in order to obtain any approval required to complete the amalgamation, these terms, conditions, obligations or restrictions could adversely affect the ability to integrate our operations into IPC’s operations or could reduce the anticipated benefits of the amalgamation. This could result in a material adverse effect on the parties’ respective businesses, financial condition and operating results following the amalgamation, as well as the market value of the combined entity’s common shares after the amalgamation.

The amalgamation agreement contains provisions that restrict us from pursuing alternative transactions or engaging in discussions with third parties as to alternative transactions.

The amalgamation agreement contains detailed provisions that restrict us and our respective subsidiaries and advisors’ ability to initiate, solicit, encourage (including by providing information) or facilitate proposals regarding any amalgamation or similar transaction with another party or participate or otherwise engage in any discussions or negotiations relating to such an alternative transaction. Although our board of directors is permitted to change its recommendation in response to a bona fide unsolicited superior proposal, such a change in its recommendation gives IPC the right to terminate the amalgamation agreement and receive a termination fee of $50.0 million. In addition, a $50.0 million termination fee would also be payable by us if (1) the amalgamation agreement is terminated for failure to complete the amalgamation on or before November 30, 2009, and within 12 months of the termination date, we enter into or consummates an acquisition transaction with the person (or affiliate) that made an acquisition proposal that was publicly announced or otherwise communicated to our officers or directors prior to November 30, 2009, (2) the amalgamation agreement is terminated on the basis of certain specified breaches (as provided therein) and within 12 months, we enter into or consummates an acquisition transaction with the person (or affiliate) that made an acquisition proposal that was publicly announced or otherwise communicated to our officers or directors prior to the non-terminating party’s shareholder meeting or (3) the amalgamation agreement is terminated for our failure obtain our required vote and within 12 months of the termination date, we or any of our subsidiaries enters into or consummates an acquisition transaction with the person (or affiliate) that made an acquisition proposal that was publicly announced or otherwise communicated to our officers or directors prior to the date of its shareholder meeting.

These provisions could discourage third parties from considering or proposing alternative transactions, even if they would constitute superior proposals, or might result in any such superior proposal being less favorable to us than if the third party had been provided with such information or because of the added expense of the termination fee.

Risks Related to the Combined Entity Following the Amalgamation

The price of IPC common shares after the amalgamation may be affected by factors different from those affecting the price of common shares of IPC or common shares of Max before the amalgamation.

Following the completion of the amalgamation, the former shareholders of Max will own shares in the combined entity that includes the operations of IPC. As our and IPC’s businesses are different, the results of operations as well as the price of IPC common shares following the amalgamation may be affected by factors different from those factors affecting IPC or Max as independent stand-alone entities.

The amalgamation may result in a ratings downgrade of the combined entity or its insurance subsidiaries which may result in a material adverse effect on the combined entity’s business, financial condition and operating results, as well as the market price of its common shares.

Ratings with respect to claims paying ability and financial strength are important factors in maintaining customer confidence in the combined entity and its ability to market insurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers. On March 2, 2009, Moody’s Investor Service affirmed our “A3” financial strength rating citing a now-enhanced business profile in the property-catastrophe arena from the IPC deal, a capital base now commensurate with Bermuda peers, lower consolidated debt as percentage of capital, and better overall asset quality relative to total capital. A.M. Best kept its “A-minus” on our operations unchanged. Following the amalgamation, any ratings downgrades, or the potential for ratings downgrades, of the combined entity or its subsidiaries could adversely affect the combined entity’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for IPC common shares.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2001, our board of directors approved a share-repurchase program providing for repurchases of up to $15.0 million of Max Capital’s common shares. The repurchase program has been increased from time to time at the election of our board of directors. In December 2007 and February 2008, our board of directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market or privately negotiated transactions. During the three months ended March 31, 2009, we did not repurchase any common shares under the share-repurchase program.

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2009 to January 31, 2009)	—	$—	—	$69.8 million
(February 1, 2008 to February 28, 2009)(1)	—	—	—	$69.8 million
(March 1, 2009 to March 31, 2009)(1)	—	—	—	$69.8 million

Total (January 1, 2009 to March 31, 2009)(1)	—	$—	—	$69.8 million

(1)

Max Capital’s share repurchase policy permits repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting until 10 days prior to quarter-end.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

2.1	Agreement and Plan of Amalgamation, dated as of March 1, 2009, among IPC Holdings, Ltd., IPC Limited and Max Capital Group Ltd. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009).

2.2	First Amendment, dated as of March 5, 2009, to the Agreement and Plan of Amalgamation, dated as of March 1, 2009, among Max Capital Group Ltd., IPC Holdings, Ltd. and IPC Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2009).

10.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.2	Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.3	Third Amendment and Limited Consent to Credit Agreement, dated as of February 28, 2009 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009).

10.3	Amendment Agreement, dated March 16, 2009, among Canadian Imperial Bank of Commerce, Max Bermuda Ltd. and Max Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

10.4	Termination Agreement, dated March 16, 2009, between Max Diversified Strategies Ltd. and Alstra Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2009).

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	May 8, 2009

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	May 8, 2009