Form 10-Q
period 2009-06-30
MAX CAPITAL GROUP LTD.
filed 2009-08-06
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of July 30, 2009 was 56,583,064.

MAX CAPITAL GROUP LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,008,178	$949,404
Fixed maturities, trading at fair value	63,666	61,820
Fixed maturities, available for sale, at fair value	3,615,549	3,592,039
Other investments, at fair value	436,603	753,658
Accrued interest income	47,432	52,882
Premiums receivable	670,443	554,845
Losses and benefits recoverable from reinsurers	930,483	846,622
Deferred acquisition costs	70,097	51,337
Prepaid reinsurance premiums	246,068	192,889
Trades pending settlement	95,919	85,727
Other assets	108,121	110,772

Total assets	$7,292,559	$7,251,995

LIABILITIES
Property and casualty losses	$3,058,337	$2,938,171
Life and annuity benefits	1,389,052	1,366,976
Deposit liabilities	153,109	219,260
Funds withheld from reinsurers	140,826	164,157
Unearned property and casualty premiums	745,948	574,134
Reinsurance balances payable	190,479	160,686
Accounts payable and accrued expenses	54,964	81,916
Bank loans	105,000	375,000
Senior notes	91,375	91,364

Total liabilities	5,929,090	5,971,664

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 56,598,975 shares issued and outstanding (2008 – 55,805,790)	56,599	55,806
Additional paid-in capital	772,047	763,391
Accumulated other comprehensive loss	(49,730)	(45,399)
Retained earnings	584,553	506,533

Total shareholders’ equity	1,363,469	1,280,331

Total liabilities and shareholders’ equity	$7,292,559	$7,251,995

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Gross premiums written	$396,509	$369,292	$830,782	$675,926
Reinsurance premiums ceded	(129,669)	(99,115)	(294,048)	(203,791)

Net premiums written	$266,840	$270,177	$536,734	$472,135

Earned premiums	$354,620	$312,657	$664,002	$522,298
Earned premiums ceded	(125,835)	(78,047)	(244,935)	(151,875)

Net premiums earned	228,785	234,610	419,067	370,423
Net investment income	41,755	42,507	82,243	92,133
Net gains on other investments	21,406	39,493	39,419	13,766
Net realized gains on fixed maturities	66	1,337	494	2,769

Total other-than-temporary impairment losses	(5,190)	(3,130)	(5,190)	(3,130)
Portion of loss recognized in other comprehensive income (loss), before taxes	3,176	—	3,176	—

Net impairment losses recognized in earnings	(2,014)	(3,130)	(2,014)	(3,130)
Other income	974	201	2,280	1,423

Total revenues	290,972	315,018	541,489	477,384

LOSSES AND EXPENSES
Net losses and loss expenses	122,228	78,149	246,951	171,751
Claims and policy benefits	55,407	108,220	69,739	123,175
Acquisition costs	25,059	12,235	45,689	21,848
Interest expense	4,744	4,089	8,683	16,046
Net foreign exchange (gains) losses	(3,404)	1	(6,880)	13
Merger and acquisition expenses	4,785	3,988	10,008	3,988
General and administrative expenses	36,105	33,502	75,165	58,210

Total losses and expenses	244,924	240,184	449,355	395,031

INCOME BEFORE TAXES	46,048	74,834	92,134	82,353
Income tax expense	2,290	630	3,837	401

NET INCOME	43,758	74,204	88,297	81,952

Change in net unrealized depreciation of fixed maturities, net of tax	36,933	(83,761)	(29,165)	(68,812)
Foreign currency translation adjustment	20,925	(3,427)	24,834	(8,353)

COMPREHENSIVE INCOME (LOSS)	$101,616	$(12,984)	$83,966	$4,787

Basic earnings per share	$0.77	$1.31	$1.55	$1.44

Diluted earnings per share	$0.76	$1.26	$1.54	$1.38

Weighted average common shares outstanding—basic	57,066,298	56,745,694	56,851,795	56,792,943

Weighted average common shares outstanding—diluted	57,638,446	58,884,380	57,411,744	59,443,377

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2009	2008
Common shares
Balance, beginning of period	$55,806	$57,515
Issuance of common shares, net	904	2,331
Repurchase of shares	(111)	(3,750)

Balance, end of period	56,599	56,096

Additional paid-in capital
Balance, beginning of period	763,391	844,455
Issuance of common shares, net	(95)	2,023
Stock based compensation expense	10,727	10,159
Repurchase of shares	(1,976)	(99,683)

Balance, end of period	772,047	756,954

Accumulated other comprehensive loss
Balance, beginning of period	(45,399)	(20,341)
Holding (losses) gains on available for sale fixed maturities arising in period, net of tax	(28,715)	(69,279)
Net realized losses (gains) on available for sale securities included in net income, net of tax	2,726	467
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(3,176)	—
Foreign currency translation adjustments	24,834	(8,353)

Balance, end of period	(49,730)	(97,506)

Retained earnings
Balance, beginning of period	506,533	702,265
Net income	88,297	81,952
Dividends paid	(10,277)	(10,205)

Balance, end of period	584,553	774,012

Total shareholders’ equity	$1,363,469	$1,489,556

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$88,297	$81,952
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	10,727	10,159
Amortization of premium on fixed maturities	2,048	2,449
Accretion of deposit liabilities	1,440	2,146
Net gains on other investments	(39,419)	(13,766)
Net realized gains on fixed maturities	(494)	(2,769)
Net impairment losses recognized in earnings	2,014	3,130
Changes in:
Accrued interest income	5,450	1,518
Premiums receivable	(106,798)	(133,619)
Losses and benefits recoverable from reinsurers	(74,749)	(88,361)
Deferred acquisition costs	(17,036)	(11,850)
Prepaid reinsurance premiums	(50,996)	(51,916)
Trades pending settlement	(10,192)	69,854
Other assets	4,437	(11,122)
Property and casualty losses	75,859	146,224
Life and annuity benefits	16,276	67,567
Funds withheld from reinsurers	(23,331)	(5,129)
Unearned property and casualty premiums	159,763	153,628
Reinsurance balances payable	27,405	37,115
Accounts payable and accrued expenses	(28,598)	(18,707)

Cash provided by operating activities	42,103	238,503

INVESTING ACTIVITIES
Purchases of fixed maturities	(529,692)	(524,381)
Sales of fixed maturities	167,700	238,800
Redemptions of fixed maturities	334,258	331,932
Net sales of other investments	360,598	26,481
Acquisition of subsidiary, net of cash acquired	—	(29,941)

Cash provided by investing activities	332,864	42,891

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	809	4,354
Repurchase of common shares	(2,087)	(103,433)
Dividends paid	(10,277)	(10,205)
Repayments of bank loans	(270,000)	—
Additions to deposit liabilities	12,073	875
Payments of deposit liabilities	(78,991)	(6,583)

Cash used in financing activities	(348,473)	(114,992)

Effect of exchange rate on foreign currency cash	32,280	3,382
Net increase in cash and cash equivalents	58,774	169,784
Cash and cash equivalents, beginning of period	949,404	397,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,008,178	$567,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $8,895 and $11,988 for the six months ended June 30, 2009 and 2008, respectively.

Corporate taxes paid totaled $nil and $153 for the six months ended June 30, 2009 and 2008, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Max Capital Group Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”), is a Bermuda headquartered global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland, the United States and the United Kingdom. The Company underwrites a diversified portfolio of risks and serves clients ranging from Fortune 1000 companies to small owner-operated businesses. The Company also provides reinsurance for the life and annuity market when attractive opportunities arise.

Max Capital was incorporated on July 8, 1999 under the laws of Bermuda. Max Capital’s largest operating subsidiary is Max Bermuda Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda.

The Company’s non-Lloyd’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited (“Max Re Europe”) and Max Insurance Europe Limited (“Max Insurance Europe”). In November 2008, Max Capital completed the acquisition of Max UK Holdings Ltd. (“Max UK”) which, through Lloyd’s Syndicates 1400, 2525 and 2526 (the “Syndicates”), underwrites a diverse portfolio of specialty risks. Max UK’s operations are based primarily in London, England.

The Company’s U.S. activities are conducted through Max USA Holdings Ltd. (“Max USA”) and its operating subsidiaries Max Specialty Insurance Company (“Max Specialty”), a Delaware-domiciled excess and surplus insurance company, and Max America Insurance Company (“Max America”), an Indiana-domiciled insurance company. Through Max America and Max Specialty, the Company is able to write both admitted and non-admitted business throughout the United States and Puerto Rico.

This report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Specifically, other-than-temporary impairment losses were reclassified to be presented separately from net realized gains and losses on fixed maturities in accordance with FSP FAS 115-2 and FAS 124-2, and merger and acquisition expenses were reclassified to be presented separately from general and administrative expenses in the consolidated statements of income and comprehensive income.

2. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

In the three months ended March 31, 2009 the Company adopted the requirements of FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”), which became effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period earnings per share data presented are adjusted retroactively to conform with FSP EITF 03-6-1. The adoption of this standard has resulted in no change to earnings per share as previously reported for the three month and six month periods ended June 30, 2008.

3. SEGMENT INFORMATION

The Company operates in five segments: Bermuda/Dublin insurance, Bermuda/Dublin reinsurance, U.S. specialty, Max at Lloyd’s and life and annuity reinsurance. Within the Bermuda/Dublin insurance segment, the Company offers property and casualty excess of loss capacity on specific risks related to individual insureds. In the Bermuda/Dublin reinsurance segment, the Company offers property and casualty quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by the Company’s clients. The U.S. specialty segment offers property and casualty coverage insurance from offices in the United States on specific risks related to individual insureds. The Max at Lloyd’s segment offers property and property catastrophe reinsurance, accident & health reinsurance, financial institutions insurance and professional liability insurance coverage through the Syndicates. The life and annuity reinsurance segment offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages its investing and financing activities.

Each of the U.S. specialty and the Max at Lloyd’s segments has its own portfolio of fixed maturities investments. The investment income earned by each of these segments is reported in the respective segment.

In contrast, invested assets relating to the Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on other investments are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property) and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to our corporate function for the purposes of segment reporting.

A summary of operations by segment for the three and six months ended June 30, 2009 and 2008 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2009
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$133,911	$95,196	$81,016	$45,363	$355,486	$41,023	$—	$396,509
Reinsurance premiums ceded	(49,251)	(18,085)	(51,659)	(10,647)	(129,642)	(27)	—	(129,669)

Net premiums written	$84,660	$77,111	$29,357	$34,716	$225,844	$40,996	$—	$266,840

Earned premiums	$101,551	$112,550	$63,078	$36,418	$313,597	$41,023	$—	$354,620
Earned premiums ceded	(50,743)	(22,825)	(41,657)	(10,583)	(125,808)	(27)	—	(125,835)

Net premiums earned	50,808	89,725	21,421	25,835	187,789	40,996	—	228,785
Net investment income	5,722	9,975	1,495	645	17,837	12,917	11,001	41,755
Net gains on other investments	1,003	2,385	—	—	3,388	9,346	8,672	21,406
Net realized gains (losses) on fixed maturities	—	—	—	720	720	—	(654)	66
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,014)	(2,014)
Other income	—	12	372	436	820	—	154	974

Total revenues	57,533	102,097	23,288	27,636	210,554	63,259	17,159	290,972

Net losses and loss expenses	37,809	57,813	13,149	13,457	122,228	—	—	122,228
Claims and policy benefits	—	—	—	—	—	55,407	—	55,407
Acquisition costs	(470)	15,734	2,723	6,395	24,382	677	—	25,059
Interest expense	—	1,191	—	—	1,191	837	2,716	4,744
Net foreign exchange gains	—	—	—	(1,656)	(1,656)	—	(1,748)	(3,404)
Merger and acquisition expenses	—	—	—	—	—	—	4,785	4,785
General and administrative expenses	5,415	7,223	5,635	5,712	23,985	657	11,463	36,105

Total losses and expenses	42,754	81,961	21,507	23,908	170,130	57,578	17,216	244,924

Income (loss) before taxes	$14,779	$20,136	$1,781	$3,728	$40,424	$5,681	$(57)	$46,048

Loss ratio *	74.4%	64.4%	61.4%	52.1%	65.1%	***
Combined ratio **	84.1%	90.0%	100.4%	99.0%	90.8%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2009
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$221,593	$328,178	$149,849	$89,542	$789,162	$41,620	$—	$830,782
Reinsurance premiums ceded	(104,192)	(69,468)	(92,320)	(27,948)	(293,928)	(120)	—	(294,048)

Net premiums written	$117,401	$258,710	$57,529	$61,594	$495,234	$41,500	$—	$536,734

Earned premiums	$203,748	$236,536	$117,434	$64,664	$622,382	$41,620	$—	$664,002
Earned premiums ceded	(102,896)	(49,344)	(74,608)	(17,967)	(244,815)	(120)	—	(244,935)

Net premiums earned	100,852	187,192	42,826	46,697	377,567	41,500	—	419,067
Net investment income	10,963	19,203	3,088	1,467	34,721	24,483	23,039	82,243
Net gains on other investments	2,239	5,427	—	—	7,666	17,214	14,539	39,419
Net realized gains (losses) on fixed maturities	—	—	148	1,187	1,335	—	(841)	494
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,014)	(2,014)
Other income	1,147	12	220	508	1,887	—	393	2,280

Total revenues	115,201	211,834	46,282	49,859	423,176	83,197	35,116	541,489

Net losses and loss expenses	74,273	124,028	25,234	23,416	246,951	—	—	246,951
Claims and policy benefits	—	—	—	—	—	69,739	—	69,739
Acquisition costs	(1,872)	33,197	3,947	9,547	44,819	870	—	45,689
Interest expense	—	694	—	—	694	454	7,535	8,683
Net foreign exchange gains	—	—	—	(5,166)	(5,166)	—	(1,714)	(6,880)
Merger and acquisition expenses	—	—	—	—	—	—	10,008	10,008
General and administrative expenses	10,544	14,747	13,391	10,433	49,115	1,351	24,699	75,165

Total losses and expenses	82,945	172,666	42,572	38,230	336,413	72,414	40,528	449,355

Income (loss) before taxes	$32,256	$39,168	$3,710	$11,629	$86,763	$10,783	$(5,412)	$92,134

Loss ratio *	73.6%	66.3%	58.9%	50.1%	65.4%	***
Combined ratio **	82.2%	91.9%	99.4%	92.9%	90.3%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

	Three Months Ended June 30, 2008
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s (a)	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$122,176	$101,602	$51,916	$—	$275,694	$93,598	$—	$369,292
Reinsurance premiums ceded	(49,392)	(18,671)	(30,897)		(98,960)	(155)	—	(99,115)

Net premiums written	$72,784	$82,931	$21,019	$—	$176,734	$93,443	$—	$270,177

Earned premiums	$93,037	$99,917	$26,105	$—	$219,059	$93,598	$—	$312,657
Earned premiums ceded	(44,765)	(16,166)	(16,961)	—	(77,892)	(155)	—	(78,047)

Net premiums earned	48,272	83,751	9,144	—	141,167	93,443	—	234,610
Net investment income	4,325	9,555	1,875	—	15,755	10,780	15,972	42,507
Net gains on other investments	3,361	9,483	—	—	12,844	16,904	9,745	39,493
Net realized gains on fixed maturities	—	—	—	—	—	—	1,337	1,337
Net impairment losses recognized in earnings	—	—	—	—	—	—	(3,130)	(3,130)
Other income	46	—	—	—	46		155	201

Total revenues	56,004	102,789	11,019	—	169,812	121,127	24,079	315,018

Net losses and loss expenses	38,694	32,699	6,756	—	78,149	—	—	78,149
Claims and policy benefits	—	—	—	—	—	108,220	—	108,220
Acquisition costs	(356)	12,542	(58)	—	12,128	107	—	12,235
Interest expense	—	(598)	—	—	(598)	(247)	4,934	4,089
Net foreign exchange losses	—	—	—	—	—	—	1	1
Merger and acquisition expenses	—	—	—	—	—	—	3,988	3,988
General and administrative expenses	5,572	9,189	7,083	—	21,844	880	10,778	33,502

Total losses and expenses	43,910	53,832	13,781	—	111,523	108,960	19,701	240,184

Income (loss) before taxes	$12,094	$48,957	$(2,762)	$—	$58,289	$12,167	$4,378	$74,834

Loss ratio *	80.2%	39.0%	73.9%	—	55.4%	***
Combined ratio **	91.0%	65.0%	150.7%	—	79.4%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(a)	The results of operations for the Max at Lloyd’s segment are consolidated only from November 6, 2008, the date Max at Lloyd’s was acquired.

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2008
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s (a)	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$195,380	$305,027	$81,268	$—	$581,675	$94,251	$—	$675,926
Reinsurance premiums ceded	(94,783)	(57,923)	(50,799)	—	(203,505)	(286)	—	(203,791)

Net premiums written	$100,597	$247,104	$30,469	$—	$378,170	$93,965	$—	$472,135

Earned premiums	$184,828	$200,531	$42,688	$—	$428,047	$94,251	$—	$522,298
Earned premiums ceded	(93,978)	(29,763)	(27,848)	—	(151,589)	(286)	—	(151,875)

Net premiums earned	90,850	170,768	14,840	—	276,458	93,965	—	370,423
Net investment income	8,380	19,440	3,810	—	31,630	20,585	39,918	92,133
Net gains on other investments	1,361	2,998	—	—	4,359	6,535	2,872	13,766
Net realized gains on fixed maturities	—	—	—	—	—	—	2,769	2,769
Net impairment losses recognized in earnings	—	—	—	—	—	—	(3,130)	(3,130)
Other income	1,112	—	—	—	1,112	—	311	1,423

Total revenues	101,703	193,206	18,650	—	313,559	121,085	42,740	477,384

Net losses and loss expenses	69,805	91,336	10,610	—	171,751	—	—	171,751
Claims and policy benefits	—	—	—	—	—	123,175	—	123,175
Acquisition costs	(1,202)	22,506	285	—	21,589	259	—	21,848
Interest expense	—	2,445	—	—	2,445	2,244	11,357	16,046
Net foreign exchange losses	—	—	—	—	—	—	13	13
Merger and acquisition expenses	—	—	—	—	—	—	3,988	3,988
General and administrative expenses	10,852	15,795	12,276	—	38,923	1,491	17,796	58,210

Total losses and expenses	79,455	132,082	23,171	—	234,708	127,169	33,154	395,031

Income (loss) before taxes	$22,248	$61,124	$(4,521)	$—	$78,851	$(6,084)	$9,586	$82,353

Loss ratio *	76.8%	53.5%	71.5%	—	62.1%	***
Combined ratio **	87.5%	75.9%	156.1%	—	84.0%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(a)	The results of operations for the Max at Lloyd’s segment are consolidated only from November 6, 2008, the date Max at Lloyd’s was acquired.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information related to property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2009 and 2008 were:

	Six Months Ended June 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$640,585	$487,611
Gross premiums written - Europe	84,523	77,966
Gross premiums written - Rest of the world	64,054	16,097
Reinsurance ceded - North America	(242,232)	(176,604)
Reinsurance ceded - Europe	(42,571)	(20,655)
Reinsurance ceded - Rest of the world	(9,125)	(6,245)

	$495,234	$378,170

The largest client in each of the six month periods ended June 30, 2009 and 2008 accounted for 7.2% and 13.4% of the Company’s property and casualty gross premiums written, respectively.

Financial information related to life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2009 and 2008 were:

	Six Months Ended June 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$41,620	$1,430
Gross premiums written - Europe	—	92,821
Reinsurance ceded - North America	(120)	(286)
Reinsurance ceded - Europe	—	—

	$41,500	$93,965

The largest client in each of the six month periods ended June 30, 2009 and 2008 accounted for 98.2% and 98.5% of the Company’s life and annuity gross premiums written, respectively. One reinsurance transaction was written in each period, with the remainder of the gross premiums written comprising adjustment premiums on prior transactions.

4. INVESTMENTS

The fair values and amortized cost of available for sale fixed maturities at June 30, 2009 and December 31, 2008 were:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
June 30, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. Government and Agencies	$369,788	$13,611	$(1,286)	$—	$382,113
Non-U.S. Government	643,968	15,334	(10,242)	—	649,060
Corporate Securities	1,488,011	30,248	(43,871)	—	1,474,388
Municipal Securities	40,021	1,338	(647)	—	40,712
Asset-Backed Securities	183,057	970	(26,626)	(2,345)	155,056
Residential Mortgage-Backed Securities(1)	649,581	18,322	(18,649)	(831)	648,423
Commercial Mortgage-Backed Securities	285,309	3,969	(23,481)	—	265,797

	$3,659,735	$83,792	$(124,802)	$(3,176)	$3,615,549

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$362,391	$43,664	$—	$406,055
Non-U.S. Government	610,057	52,648	(1,912)	660,793
Corporate Securities	1,464,566	20,908	(59,037)	1,426,437
Municipal Securities	47,842	1,232	(477)	48,597
Asset-Backed Securities	216,991	84	(38,521)	178,554
Residential Mortgage-Backed Securities(1)	717,531	13,575	(31,719)	699,387
Commercial Mortgage-Backed Securities	187,684	538	(16,006)	172,216

	$3,607,062	$132,649	$(147,672)	$3,592,039

(1)	Included within Residential Mortgage-Backed Securities are securities issued by U.S. Agencies with a fair value of $569,873 (2008—$573,745).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. Government and Agencies (1)	$951,986	26.3	$979,800	27.3
AAA	1,306,493	36.1	1,524,501	42.4
AA	358,932	9.9	396,229	11.0
A	759,537	21.0	621,996	17.3
BBB	146,902	4.1	59,432	1.7
BB	27,761	0.8	4,161	0.1
B or lower	63,938	1.8	5,920	0.2

	$3,615,549	100.0	$3,592,039	100.0

(1)	Included within U.S. Government and Agencies are Residential Mortgage-Backed Securities issued by U.S. Agencies with a fair value of $569,873 (2008—$573,745).

The maturity distribution for available for sale fixed maturities held at June 30, 2009 was as follows:

	Amortized Cost	Fair Value
Within one year	$328,079	$330,680
After one year through five years	902,366	916,999
After five years through ten years	540,642	536,117
More than ten years	1,888,648	1,831,753

	$3,659,735	$3,615,549

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment income earned for the six months ended June 30, 2009 and 2008 was:

	Six Months Ended June 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$85,588	$95,466
Interest earned on funds withheld	478	651
Amortization of premium on fixed maturities	(2,048)	(2,449)
Investment expenses	(1,775)	(1,535)

	$82,243	$92,133

The net realized gains and losses and the change in net unrealized gains and losses on available for sale fixed maturities for the six months ended June 30, 2009 and 2008 were:

	Six Months Ended June 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Net realized gains and losses:
Gross realized gains on available for sale securities	$5,219	$6,265
Gross realized losses on available for sale securities	(5,912)	(3,496)
Net realized and unrealized gains and losses on trading securities	1,187	—

Net realized gains on fixed maturities	$494	$2,769

Net other-than-temporary impairment losses recognized in earnings	$(2,014)	$(3,130)

Change in net unrealized gains and losses on available for sale fixed maturities, before tax	$(29,163)	$(69,043)

Other-Than-Temporary Impairment

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2/124-2”). This guidance requires that an other-than-temporary impairment (“OTTI”) related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) an entity has the intent to sell the debt security or (b) it is more likely than not that the entity will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.

FSP FAS 115-2/124-2 requires that the Company record, as of the beginning of the interim period of adoption, being April 1, 2009, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). To determine whether a cumulative effect adjustment is required, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other non-credit factors. The Company estimated that all of the OTTI previously recorded through earnings related to specific credit losses and therefore no cumulative effect adjustment was required.

The Company has reviewed all debt securities in an unrealized loss position at the end of the period to identify any securities for which there is an intention to sell those securities after the period end. For those securities where there is such an intention, the OTTI charge (being the difference between the amortized cost and the fair value of the security) was recognized in net income. The Company has reviewed debt securities in an unrealized loss position to determine whether it is more likely than not that it will be required to sell those securities. The Company has considered its liquidity and working capital needs and determined that it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position. The Company has also performed a review of debt securities which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

The Company recorded $2.0 million of OTTI in earnings for the three months ended June 30, 2009. Of this amount, $0.2 million related to securities which the Company had the intention to sell at June 30, 2009. The remaining $1.8 million of OTTI recognized in earnings related to estimated credit losses.

The following methodology and significant inputs were used to determine the estimated credit losses during the three months ended June 30, 2009:

Corporate securities ($1.4 million credit loss recognized for the three months ended June 30, 2009) — the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security;

Mortgage backed securities ($0.3 million credit loss recognized for the three months ended June 30, 2009) — the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. The Company reviews the process used by each investment manager in developing their analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

Asset backed securities ($0.1 million credit loss recognized for the three months ended June 30, 2009) — the Company utilized underlying data for each security provided by investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Fixed maturities with unrealized losses, and the duration of such conditions as of June 30, 2009 and as of December 31, 2008, were:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2009 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$35,402	$1,283	$730	$3	$36,132	$1,286
Non-U.S. Government	252,569	10,222	5,209	20	257,778	10,242
Corporate Securities	482,715	43,296	11,688	575	494,403	43,871
Municipal Securities	6,660	647	—	—	6,660	647
Asset Backed Securities	114,054	28,003	2,459	968	116,513	28,971
Residential Mortgage-Backed Securities	124,293	19,461	1,327	19	125,620	19,480
Commercial Mortgage-Backed Securities	131,545	23,459	1,406	22	132,951	23,481

	$1,147,238	$126,371	$22,819	$1,607	$1,170,057	$127,978

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2008 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$—	$—	$—	$—	$—	$—
Non-U.S. Government	44,103	1,912	—	—	44,103	1,912
Corporate Securities	781,724	58,190	8,097	847	789,821	59,037
Municipal Securities	12,569	477	—	—	12,569	477
Asset-Backed Securities	169,628	38,215	1,540	306	171,168	38,521
Residential Mortgage-Backed Securities	141,774	31,467	1,287	252	143,061	31,719
Commercial Mortgage-Backed Securities	133,571	15,910	1,175	96	134,746	16,006

	$1,283,369	$146,171	$12,099	$1,501	$1,295,468	$147,672

Of the total holding of 1,500 (2008 – 1,309) available for sale securities, 465 (2008 – 892) had unrealized losses at June 30, 2009.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months ended June 30, 3009:

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Expressed in thousands of U.S. Dollars)
Beginning balance at March 31, 2009	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	466

Ending balance at June 30, 2009	$466

Other Investments

Other investments comprise the Company’s investment in hedge funds and the Company’s investment in Grand Central Re Limited (“Grand Central Re”), a private equity investment. Together, the hedge funds and the private equity investment are referred to as the Company’s “hedge fund portfolio.”

The distribution of the hedge fund portfolio by investment strategy as at June 30, 2009 and December 31, 2008 was:

	June 30, 2009		December 31, 2008
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Convertible arbitrage	$—	—%	$10,650	1.4%
Distressed securities	71,680	16.4%	115,900	15.4%
Diversified arbitrage	38,177	8.7%	46,034	6.1%
Emerging markets	41,613	9.5%	39,683	5.3%
Event-driven arbitrage	60,291	13.8%	75,205	9.9%
Fixed income arbitrage	25,177	5.8%	30,881	4.1%
Global macro	48,911	11.2%	87,304	11.6%
Long/short credit	14,169	3.2%	38,581	5.1%
Long/short equity	131,205	30.1%	290,224	38.5%
Opportunistic	2,926	0.7%	14,746	2.0%

Total hedge funds	434,149	99.4%	749,208	99.4%
Reinsurance private equity	2,454	0.6%	4,450	0.6%

Total other investments	$436,603	100.0%	$753,658	100.0%

Cash and cash equivalent balances of $73.2 million and $133.4 million held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. Redemptions receivable of $124.6 million and $98.1 million held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, the hedge fund portfolio employed nine strategies invested in 31 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

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

Of the Company’s scheduled June 30, 2009 redemptions of $124.6 million, none of which is gated, $108.3 million was received in cash prior to August 6, 2009. The fair value of the Company’s holdings in funds with gates imposed as at June 30, 2009 is $43.3 million (December 31, 2008—$42.7 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at June 30, 2009, the fair value of our hedge funds held in side-pockets is $101.8 million (December 31, 2008—$113.4 million).

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

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

As required by FAS 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 and Level 2) and unobservable (Level 3).

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 also amended FAS 157 to expand certain disclosure requirements. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 effective for its interim period ending June 30, 2009, and its adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

At June 30, 2009, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored agency securities, certain foreign government securities and all other fixed maturity securities.

Investments in hedge funds comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net gains on other investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. The Company believes the reported net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 3 in the FAS 157 hierarchy. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

The Company has ongoing due diligence processes with respect to funds and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value. Such adjustments may involve significant management judgment.

Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. Based on the review process applied by management, a reduction of $0.7 million was made to the net asset values reported by the fund managers as at June 30, 2009 (December 31, 2008—$2.0 million) to adjust the carrying value of the funds to the Company’s best estimate of fair value.

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

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2009.

June 30, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. Government and Agencies	$155,277	$237,570	$—	$392,847
Non-U.S. Government	—	650,456	—	650,456
Corporate Securities	—	1,517,071	—	1,517,071
Municipal Securities	—	40,712	—	40,712
Asset-Backed Securities	—	155,351	—	155,351
Residential Mortgage-Backed Securities	—	650,545	—	650,545
Commercial Mortgage-Backed Securities	—	272,233	—	272,233

Total fixed maturities	155,277	3,523,938	—	3,679,215
Other investments	—	—	434,149	434,149

	$155,277	$3,523,938	$434,149	$4,113,364

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. Government and Agencies	$129,147	$277,981	$—	$407,128
Non-U.S. Government	—	662,566	—	662,566
Corporate Securities	—	1,471,379	—	1,471,379
Municipal Securities	—	48,597	—	48,597
Asset-Backed Securities	—	178,554	—	178,554
Residential Mortgage-Backed Securities	—	713,419	—	713,419
Commercial Mortgage-Backed Securities	—	172,216	—	172,216

Total fixed maturities	129,147	3,524,712	—	3,653,859
Other investments	—	—	749,208	749,208

	$129,147	$3,524,712	$749,208	$4,403,067

The other investments above do not include a private equity investment of $2.5 million and $4.5 million at June 30, 2009 and December 31, 2008, respectively, in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and six months ended June 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at April 1, 2009	$—	$594,486	$—	$594,486
Total gains or losses (realized/unrealized)
Included in net income	—	21,406	—	21,406
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(181,743)	—	(181,743)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at June 30, 2009	$—	$434,149	$—	$434,149

The amount of total gains or losses for the three months ended June 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$19,148	$—	$19,148

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2009	$—	$749,208	$—	$749,208
Total gains or losses (realized/unrealized)
Included in net income	—	39,419	—	39,419
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(354,478)		(354,478)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at June 30, 2009	$—	$434,149	$—	$434,149

The amount of total gains or losses for the six months ended June 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—	$31,906	$—	$31,906

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at April 1, 2008	$—	$17,340	$1,017	$18,357
Total gains or losses (realized/unrealized)
Included in net income	—	563	—	563
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	(465)	(465)
Transfers in and/or out of Level 3	—	1,275	—	1,275

Ending balance at June 30, 2008	$—	$19,178	$552	$19,730

The amount of total gains or losses for the three months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$1,405	$—	$1,405

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	510	—	510
Included in other comprehensive income	—	—	—	—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Purchases, issuances and settlements	—	—	552	552
Transfers in and/or out of Level 3	—	925	—	925

Ending balance at June 30, 2008	$—	$19,178	$552	$19,730

The amount of total gains or losses for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$1,517	$—	$1,517

6. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and they are measured at the fair value of the instrument. The Company participates from time to time in equity index derivative instruments to mitigate financial risks, principally arising from investment holdings.

On April 23, 2009, the Company closed the derivative positions it had previously held in equity futures contracts denominated in U.S. dollars, Japanese yen, and Canadian dollars, for which the primary purpose was to manage the Company’s economic exposure to changes in the fair value of hedge fund redemptions requested but not yet received. These derivative instruments were not designated as hedging instruments under FAS 133. The Company records changes in the fair value of these instruments within net gains on other investments in the consolidated statements of income and comprehensive income. These derivatives were exchange-traded and the fair value was measured based on the later of the final traded price or the mid-point of the last bid-ask spread on the measurement date. The fair value of these derivatives was included within other investments in the consolidated balance sheets.

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended June 30, 2009 (2008 - $nil) was:

Derivatives not designated as hedging instruments under FAS 133 (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Equity contracts	Net gains on other investments	$(1,825)

Total derivatives		$(1,825)

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the six months ended June 30, 2009 (2008 - $nil) was:

Derivatives not designated as hedging instruments under FAS 133 (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Equity contracts	Net gains on other investments	$6,287

Total derivatives		$6,287

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

Subsequent amendments, including the latest amendment on March 16, 2009, have, among other things: (i) extended the termination date under the swap to February 28, 2010; (ii) decreased the monthly excess collateral requirement under the swap from 50% to 33% of the notional amount; (iii) decreased the maximum notional amount under the swap to $160.0 million; (iv) in the event of certain redemptions of common shares of Max Diversified by Max Bermuda, granted a right by the Bank to require Max Bermuda to repurchase from the Bank the number of shares equal to at least 50% of the shares so redeemed; (v) granted a right by Max

Bermuda from time to time to repurchase from the Bank common shares of Max Diversified under the swap, in whole or in part, upon 30 days’ prior written notice or such shorter notice as may be agreed to by the Bank; and (vi) imposed certain restrictions on the ability of Max Diversified to declare or pay dividends or other distributions to its stockholders or to make any loans or advances to Max Bermuda and its affiliates.

The Company pledged Max Diversified shares with a combined fair value of $52.5 million at June 30, 2009 to the Bank as collateral and is thus exposed to credit risk. The swap transaction contains provisions for earlier termination at the Company’s option or in the event that the Company fails to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

The non-controlling interest in Max Diversified and the total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan (the “swap loan”) of $105.0 million at June 30, 2009 ($225.0 million at December 31, 2008), with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. During the six months ended June 30, 2009, the Company paid down the notional amount of the swap loan by $120.0 million.

Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. The net amount receivable or payable under the total return swap is included in other assets or accounts payable. At June 30, 2009 the net amount receivable under the total return swap included in other assets was $4.7 million, and at December 31, 2008 the net amount payable included in accounts payable was $14.9 million. For the three months ended June 30, 2009 and 2008, the interest expense on the swap loan was $0.7 million and $2.7 million, respectively. For the six months ended June 30, 2009 and 2008, the interest expense on the swap loan was $2.2 million and $6.6 million respectively. Investment income earned on the invested proceeds of the swap loan for the three months ended June 30, 2009 and 2008 was approximately $1.2 million and $2.8 million respectively. Investment income earned on the invested proceeds of the swap loan for the six months ended June 30, 2009 and 2008 was approximately $5.8 million and $6.2 million, respectively.

On April 3, 2007, the Company borrowed $50.0 million under its revolving loan facility for the capitalization of Max USA. This loan renewed at intervals of one to six months at the Company’s option, at which time the interest rate was reset to LIBOR plus a premium based on the Company’s current debt rating. On April 9, 2009, this loan was repaid in full. On October 20, 2008, the Company borrowed an additional $100.0 million under the revolving loan facility, at an interest rate of 4.63%. Proceeds of this loan were used in connection with the acquisition and capitalization of Max UK. This loan was repaid in full on April 20, 2009.

Interest expense in connection with these loans was $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively and $2.0 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

8. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay a bank loan used to acquire and capitalize Max Specialty. On December 30, 2008, Max USA repurchased $8.5 million principal amount of its senior notes for $6.2 million, recognizing a gain of $2.2 million, net of deferred issuance costs. The fair value of the senior notes was $73.7 million as of June 30, 2009, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with these senior notes was $1.7 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $3.3 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

The Company records income taxes during the quarter on the estimated effective annual rates for each of the years ended December 31, 2009 and 2008. Interest and penalties related to uncertain tax positions, of which there has been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 10, 2009 and May 4, 2009 payable on March 10, 2009 and June 1, 2009, respectively, to shareholders of record on February 24, 2009 and May 18, 2009, respectively. On August 4, 2009, the board of directors declared a dividend of $0.10 payable on September 1, 2009 to shareholders of record on August 18, 2009.

During the six months ended June 30, 2009, under the Board-approved share repurchase authorization, the Company repurchased 111,000 common shares at an average price of $18.80 per common share for a total amount of $2.1 million, including the costs incurred to effect the repurchases. As at June 30, 2009, the remaining authorization under the Company’s share repurchase program was $67.7 million.

11. RELATED PARTIES

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re, a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”). The Company owns 7.5% of the ordinary shares of Grand Central Re. Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda did not cede any new business to Grand Central Re in the six months ended June 30, 2009.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	June 30, 2009	December 31, 2008
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$102,727	$106,203
Deposit liabilities	15,595	26,273
Funds withheld from reinsurers	109,360	137,014
Reinsurance balances payable	25,857	24,603

	Six Months Ended June 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$791	$979
Earned premiums ceded	791	979
Other income	400	400
Net losses and loss expenses	(383)	1,321
Claims and policy benefits	2,692	(776)
Interest (benefit) expense	(937)	1,920

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

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors, served as the investment advisor for Max Diversified from April 1, 2004 until January 31, 2009. For the six months ended June 30, 2009 and 2008, Alstra received investment advisor fees of $0.7 million and $4.2 million, respectively. During the three months ended March 31, 2009, the Company terminated its investment advisor agreement with Alstra, resulting in a termination fee of $2.0 million. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $1.7 million and $1.6 million, respectively, in respect of Max Diversified’s assets invested in an underlying fund managed by Moore Capital for the six months ended June 30, 2009 and 2008.

All investment fees incurred on the Company’s hedge funds are included in net gains or losses on other investments in the consolidated statements of income and comprehensive income.

12. COMMITMENTS AND CONTINGENCIES

Credit Facilities

The Company has four credit facilities as of June 30, 2009. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility.

On October 13, 2008, Max Capital entered into a credit facility agreement with ING Bank N.V., London Branch (“ING”). This credit facility was entered into as part of the Company’s acquisition of Max UK. This credit facility provides up to GBP 90.0 million for the issuance of letters of credit to provide capital (“Funds at Lloyd’s” or “FAL”) to support Lloyd’s syndicate commitments of Max UK and its subsidiaries. The facility may be terminated by ING at any time after January 1, 2010, subject to a four year notice requirement for any outstanding letters of credit. Effective December 5, 2008, Max UK was substituted as account party under the facility with Max Capital acting as guarantor.

Two other facilities are Max Bermuda’s $75.0 million letter of credit facility with The Bank of Nova Scotia and a $20.0 million letter of credit facility with ING. These facilities expire on December 17, 2009 and no later than September 30, 2009, respectively. The $20.0 million ING facility was terminated on July 21, 2009.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of June 30, 2009 and December 31, 2008:

	Credit Facilities (expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.	Total	ING Bank N.V. - FAL facility
Letter of credit facility capacity at June 30, 2009(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Letter of credit facility capacity at December 31, 2008(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Unsecured loan outstanding at June 30, 2009	$—	$—	$—	$—	GBP	—

Unsecured loan outstanding at December 31, 2008	$150,000	$—	$—	$150,000	GBP	—

Letters of credit issued and outstanding at June 30, 2009	$395,438	$52,289	$—	$447,727	GBP	63,614

Letters of credit issued and outstanding at December 31, 2008	$437,211	$43,133	$10,000	$490,344	GBP	63,614

Cash and fixed maturities at fair value pledged as collateral at June 30, 2009	$507,661	$89,523	$19,281	$616,465	GBP	3,614

Cash and fixed maturities at fair value pledged as collateral at December 31, 2008	$481,750	$51,717	$18,791	$552,258	GBP	3,614

(1)	Letter of credit capacity is reduced by the amount of unsecured loans outstanding.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at June 30, 2009.

13. STOCK INCENTIVE PLANS

At the May 5, 2008 Annual General Meeting of shareholders, Max Capital’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”) under which the Company may award, subject to certain restrictions, Incentive Stock Options, Non-Qualified Stock Options, restricted stock, restricted stock units, share awards or other awards. The 2008 Plan is administered by the Compensation Committee of the board of directors (the “Committee”).

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

The fair value of options granted during the six months ended June 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2009	2008
Option valuation assumptions:
Expected option life	7.0 years	3.0 years
Expected dividend yield	2.32%	1.78%
Expected volatility	34.3%	21.9%
Risk-free interest rate	2.99%	4.31%
Forfeiture rate	0.00%	0.00%

The Company recognized $0.2 million of stock-based compensation expense related to stock option awards for each of the three months ended June 30, 2009 and 2008. Stock-based compensation expense related to stock option awards for the six months ended June 30, 2009 and 2008 was $0.3 million and $0.4 million, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of June 30, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $1.0 million, which is expected to be recognized over a weighted average period of 1.25 years.

The total intrinsic value of stock options exercised during the six month period ended June 30, 2009 was less than $0.1 million, and was $1.7 million during the six months ended June 30, 2008.

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2008	1,843,263	1,413,346	$22.24	$6.13	$10.95 - 36.26
Options vested	—
Options exercised	(27,000)		15.87	5.56	15.66 - 16.00
Options forfeited	(108,333)		24.49	7.14	24.49

Balance, June 30, 2009	1,707,930	1,394,263	$22.19	$6.07	$10.95 - 36.26

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2008	4,350,909	—	—	$—	$—	$—
Options granted	(108,333)	108,333		18.25	6.01	18.25
Options exercised	—	—		—	—	—
Options forfeited	—	—		—	—	—
Restricted stock granted	(699,251)	—
Restricted stock forfeited	5,205	—
Restricted stock units granted	(134,604)	—

Balance, June 30, 2009	3,413,926	108,333	—	$18.25	$6.01	$18.25

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Incentive Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $5.6 million and $5.0 million for the three months ended June 30, 2009 and 2008, respectively, and $10.2 million and $9.8 million for the six months ended June 30, 2009 and 2008, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2008 and changes during the six months ended June 30, 2009 follow:

	Non-vested Restricted Stock	Weighted - Average Grant – Date Fair Value	Non-vested RSUs	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2008	2,121,067	$25.59	347,759	$26.32
Awards Granted	699,251	18.25	134,604	18.25
Awards Vested	(380,560)	25.38	(83,849)	25.30
Awards Forfeited (1)	(47,196)	24.04	—	—

Balance, June 30, 2009	2,392,562	$23.51	398,514	$23.81

(1)	Restricted stock forfeitures include 41,991 related to the 2000 Plan and do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. The Company recorded an expense for ESPP of $0.1 million and $0.2 million for the three months and six months ended June 30, 2009, respectively.

14. TERMINATED AMALGAMATION

On June 12, 2009, the Company announced it had terminated the Agreement and Plan of Amalgamation (as amended, the “Max Amalgamation Agreement”) previously entered into among Max Capital, IPC Holdings, Ltd. (“IPC”), and IPC Limited on March 1, 2009.

Subsequent to the period ended June 30, 2009, on July 9, 2009, IPC entered into an Agreement and Plan of Amalgamation with Validus Holdings, Ltd (“Validus”). As a result, in accordance with the terms of the Max Amalgamation Agreement, IPC was required to pay a termination fee of $50.0 million to the Company. This fee was received by the Company on July 9, 2009. This fee will be reflected in the Company’s results for the three months ended September 30, 2009, net of an estimated $8.0 million of expenses which are contingent upon receipt of the termination fee.

On April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC’s wholly owned subsidiary, IPC Limited, and Max Capital. The complaint alleges, among other things, that: (1) the $50.0 million termination fee contained within the Max Amalgamation Agreement is unlawful and unenforceable, (2) IPC’s board of directors breached its duty and acted otherwise than in accordance with the constitution of IPC by entering into the Max Amalgamation Agreement and (3) IPC’s board of directors continues to breach its duty by acting in accordance with the provisions in the Max Amalgamation Agreement providing for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus seeks declaratory and injunctive relief to prevent IPC and IPC Limited from paying any portion of the $50.0 million termination fee to Max Capital and from taking any steps to give effect to the non-solicitation provisions in the Max Amalgamation Agreement. The parties agreed to stay the proceedings in June 2009. Subsequently, on June 12, 2009, Max Capital terminated the Max Amalgamation Agreement. On July 9, 2009, IPC and Validus entered into an agreement and plan of amalgamation and IPC paid to Max Capital the $50.0 million termination fee pursuant to the terms of the Max Amalgamation Agreement. As of August 6, 2009, the lawsuit has not been dismissed.

15. SUBSEQUENT EVENTS

The $20.0 million letter of credit facility with ING was terminated on July 21, 2009. The $19.3 million of cash and fixed maturities pledged as collateral for the facility at June 30, 2009 has been released.

On July 9, 2009, the Company received a $50.0 million termination fee related to the Max Amalgamation Agreement. This fee will be reflected in the Company’s results for the three months ended September 30, 2009. See note 14 for additional information.

Effective July 1, 2009, the Company reclassified certain fixed maturities securities from an available for sale classification to a held-to-maturity classification. The securities reclassified principally support the Company’s life and annuity benefits. The Company has the positive intent to hold these securities to maturity. The adjusted cost basis for the securities reclassified on July 1, 2009 will be their fair values on that date. The unrealized gain or loss in accumulated other comprehensive income at July 1, 2009 for the reclassified securities will be amortized to net investment income over the life of the securities.

Subsequent events have been evaluated up to and including August 6, 2009, the date of issuance of these unaudited interim consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2009 compared to the three and six month periods ended June 30, 2008 and our financial condition as of June 30, 2009. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events.

These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the Securities and Exchange Commission (“SEC”) include, but are not limited to:

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

Generally, our policy is to communicate events that we believe may have a material adverse impact on our operations or financial position, including property and casualty catastrophic events and material losses in our investment portfolio, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that we believe have no material impact on our operations or financial position based on management’s current estimates and available information, other than through regularly scheduled calls, press releases or filings.

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

We have approximately $1,363.5 million in consolidated shareholders’ equity as of June 30, 2009. Our principal operating subsidiary is Max Bermuda. We conduct our non-Lloyd’s European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty and Max America. Our United Kingdom Lloyd’s operations are conducted through Max UK and its operating subsidiary Max at Lloyd’s Ltd. (“Max at Lloyd’s”). We hold all hedge funds in Max Diversified. We house certain personnel and assets within our global service companies which we believe improves the efficiency of certain corporate services across the group. The global service companies are incorporated in Ireland, Bermuda, the United Kingdom and the United States.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis for all of our non-Lloyd’s operations, and our objective is to extend this integration to our recently acquired Max at Lloyd’s platform. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise two high grade fixed maturities securities portfolios (one held for trading, the other held as available for sale) and a diversified hedge fund portfolio. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of loss outcomes. Based on fair values at June 30, 2009, the allocation of invested assets was 91.5% in cash and fixed maturities and 8.5% in other investments.

Executive Summary

Net income for the six months ended June 30, 2009 was $88.3 million, an increase of 7.7% over the same period in 2008. Diluted book value per share has increased 4.8% to $23.53 at June 30, 2009 compared to December 31, 2008. Our five underwriting segments are each producing gross premium volumes in line or ahead of plan for the year to date, with particularly strong growth coming from our U.S. specialty segment and the addition of our Max at Lloyd’s segment. Gross premiums written for our property and casualty segments for the six months ended June 30, 2009 have increased 35.7% over the same period in 2008, with net premiums earned increasing by a similar percentage.

For the six months ended June 30, 2009, gross premiums written increased by 13.4%, 7.6%, and 84.4% for our Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and U.S. specialty segments, respectively, which drove a corresponding increase in net premiums earned over the comparable 2008 period. In addition, our newest segment, Max at Lloyd’s, contributed $89.5 million of gross premiums written and $46.7 million of net premiums earned for the current period. Our four property and casualty segments produced an aggregate combined ratio for the six months ended June 30, 2009 of 90.3%, with underwriting income of $85.8 million, compared to a combined ratio of 84.0% and underwriting income of $83.1 million for the six months ended June 30, 2008. Net losses incurred in the six months ended June 30, 2009 related to property catastrophe events were $3.4 million, compared to insignificant losses in the same period in 2008. Net losses incurred for the six months ended June 30, 2009 include $7.0 million for significant aviation events. We recognized net favorable development on prior year loss reserves of $32.3 million for the six months ended June 30, 2009, compared to $36.3 million for the same period in 2008. The favorable development in the 2009 period relates principally to 2005 and prior accident years for our casualty lines of business and to the 2007/2008 accident years for our property lines of business. Absent the net favorable loss development our combined ratios for the six months ended June 30, 2009 and 2008 were 98.8% and 97.1%, respectively. Favorable loss reserve development is primarily due to lower than expected claims emergence on prior year contracts.

Net investment income for the six months ended June 30, 2009 was $82.2 million, a decrease of 10.7% compared to the same period in 2008. The reduction in net investment income is principally attributable to our maintenance of a significant allocation to cash and cash equivalents during the six months ended June 30, 2009, averaging approximately 18.7% of invested assets, compared to approximately 9.3% on average during the six month period ended June 30, 2008. We anticipate this ratio to decrease as we deploy cash to reduce debt and seek attractive investment opportunities. Net unrealized losses on our fixed maturities portfolio recorded within other comprehensive income were $29.2 million for the six months ended June 30, 2009. At June 30, 2009, net unrealized losses on our available for sale securities were 1.2% of our available for sale fixed maturities portfolio. The credit quality of our fixed maturities investments remains high, with 62.5% of our fixed maturities at June 30, 2009 being held in U.S. government, agency, or AAA-rated securities. We, together with our investment advisors, perform regular reviews of our available for sale fixed maturities portfolio to identify the potential for other-than-temporary impairments. For the six months ended June 30, 2009 and 2008, we recorded other-than-temporary impairment losses through earnings of $2.0 million and $3.1 million, respectively.

For the six months ended June 30, 2009, the return on our hedge fund portfolio was 5.23%, compared to a return of 5.36% for the HFRI Fund of Funds Composite Index, which we believe to be the most comparable benchmark. Net gains on our hedge fund portfolio were $39.4 million and $13.8 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, our allocation of invested assets to the hedge fund portfolio was 8.5%, compared to 20.0% as of June 30, 2008. We believe our reduced allocation to hedge funds and the rebalancing of our portfolio has significantly reduced the potential volatility of our investment returns. With the reduction in the size of our hedge fund portfolio, we now manage our hedge funds internally. Accordingly, earlier this year we hired certain research staff from Alstra and terminated our investment advisor agreement with Alstra.

Over the six months ended June 30, 2009 we have significantly reduced our external borrowings. We have fully repaid $150.0 million in bank loans and have reduced our swap loan balance by $120.0 million. These actions have reduced our total debt from $466.4 million at December 31, 2008 to $196.4 million at June 30, 2009.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 13.4% for the six months ended June 30, 2009, compared to 10.7% for the same period in 2008. Diluted book value per common share increased 4.8% from $22.46 at December 31, 2008 to $23.53 at June 30, 2009. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase common shares in the market. Under this method diluted common shares outstanding were 57,941,138 and 57,017,157 at June 30, 2009 and December 31, 2008, respectively.

On June 12, 2009, we terminated the Max Amalgamation Agreement. The termination followed the failure of IPC’s shareholders to approve certain proposals related to the Max Amalgamation Agreement at the annual general meeting of shareholders held on June 12, 2009. On July 9, 2009, IPC entered into an Agreement and Plan of Amalgamation with Validus. As a result, in accordance with the terms of the Max Amalgamation Agreement, IPC was required to pay a termination fee of $50.0 million to Max Capital. We received this fee on July 9, 2009. This fee will be reflected in our results for the three months ended September 30, 2009, net of an estimated $8.0 million of expenses which are contingent upon receipt of the termination fee.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the six months ended June 30, 2009. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2008 continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Other-Than-Temporary Impairment

Our critical accounting policy pertaining to the assessment of other-than-temporary impairments has been updated to reflect the authoritative guidance issued by the FASB in April 2009, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance requires that an other-than-temporary impairment, or OTTI, related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) an entity has the intent to sell the debt security or (b) it is more likely than not that the entity will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.

The Company reviews all debt securities in an unrealized loss position at the end of the period to identify any securities for which there is an intention to sell those securities after the period end. For those securities where there is such an intention, the OTTI charge (being the difference between the amortized cost and the fair value of the security) is recognized in net income. The Company reviews debt securities in an unrealized loss position to determine whether it is more likely than not that it will be required to sell those securities. The Company considers its liquidity and working capital needs and determines if it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position. The Company also performs a review of debt securities which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

Results of Operations

We monitor the performance of our underwriting operations in five segments:

•	Bermuda/Dublin insurance – This segment offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•

Bermuda/Dublin reinsurance – This segment offers property and casualty quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for underlying risks written by our clients.

•	U.S. specialty – This segment offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

•

Max at Lloyd’s – This segment offers property and casualty quota share and excess of loss capacity from our London and Copenhagen offices. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Max at Lloyd’s.

•

Life and annuity reinsurance – This segment operates out of Bermuda only and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

We also have a corporate function that manages our investing and financing activities.

Each of the U.S. specialty and the Max at Lloyd’s segments has its own portfolio of fixed maturities investments. The investment income earned by each of these segments is reported in their respective segments.

In contrast, invested assets relating to the Bermuda/Dublin reinsurance, Bermuda/Dublin insurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the hedge fund portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to our corporate function for the purposes of segment reporting.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Results of Underwriting Operations

Bermuda/Dublin Insurance Segment

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$133.9	9.6%	$122.2
Reinsurance premiums ceded	(49.2)	(0.4)%	(49.4)

Net premiums written	$84.7	16.3%	$72.8

Net premiums earned(a)	$50.8	5.2%	$48.3
Net investment income	5.7	32.6%	4.3

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Net gains on other investments	1.0	(70.6)%	3.4

Total revenues	57.5	2.7%	56.0

Net losses and loss expenses(b)(c)	37.8	(2.3)%	38.7
Acquisition costs(c)	(0.5)	25.0%	(0.4)
General and administrative expenses(c)	5.4	(3.6)%	5.6

Total losses and expenses	42.7	(2.7)%	43.9

Income before taxes	$14.8	22.3%	$12.1

Loss ratio(b)/(a)	74.4%		80.2%
Combined ratio(c)/(a)	84.1%		91.0%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended June 30, 2009	% of Premium Written	Three months ended June 30, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$10.6	7.9%	$9.6	7.9%
Excess liability	33.3	24.9%	41.9	34.3%
Professional liability	63.3	47.3%	48.2	39.4%
Property	26.7	19.9%	22.5	18.4%

	$133.9	100.0%	$122.2	100.0%

Gross and net premiums written and earned. Gross premiums written for the three months ended June 30, 2009 of $133.9 million are in line with plan. Opportunities in professional liability have been particularly attractive, providing the largest source of growth. Pricing for aviation business is starting to trend upwards, while excess liability pricing remains flat. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments. Reinsurance premiums ceded in the three months ended June 30, 2009 and 2008 were related principally to our existing quota share treaties that are utilized to manage our retained exposure. Compared to the three months ended June 30, 2008, the ratio of reinsurance premiums ceded to gross premiums written has decreased due to a decrease in the percentage ceded under several of our reinsurance quota share treaties.

Net investment income and net gains on other investments. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and life and annuity reinsurance segments.

Net losses and loss expenses. Our 74.4% loss ratio has decreased 5.8 percentage points from the same period in 2008. For the three months ended June 30, 2009 we recognized net favorable development on prior year reserves of $8.4 million, principally in our aviation and professional liability lines of business, compared to no significant reserve development for the three months ended June 30, 2008. Net losses for the three months ended June 30, 2009 include a net loss of $2.8 million related to the Air France Airbus crash.

Income before taxes. The 22.3% increase in income before taxes between the three months ended June 30, 2009 and 2008 is principally attributable to the 6.9 percentage point decrease in the combined ratio resulting principally from net favorable loss development, partly offset by the $2.4 million quarter-over-quarter decrease in gains on other investments.

Bermuda/Dublin Reinsurance Segment

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$95.2	(6.3)%	$101.6
Reinsurance premiums ceded	(18.1)	(3.2)%	(18.7)

Net premiums written	$77.1	(7.0)%	$82.9

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Net premiums earned(a)	$89.7	7.0%	$83.8
Net investment income	10.0	4.2%	9.6
Net gains on other investments	2.4	(74.5)%	9.4

Total revenues	102.1	(0.7)%	102.8

Net losses and loss expenses(b)(c)	57.8	76.8%	32.7
Acquisition costs(c)	15.8	26.4%	12.5
Interest expense	1.2	N/A	(0.6)
General and administrative expenses(c)	7.2	(21.7)%	9.2

Total losses and expenses	82.0	52.4%	53.8

Income before taxes	$20.1	(59.0)%	$49.0

Loss ratio(b)/(a)	64.4%		39.0%
Combined ratio(c)/(a)	90.0%		65.0%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended June 30, 2009	% of Premium Written	Three Months Ended June 30, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$(0.2)	(0.2)%	$0.1	0.1%
Aviation	10.7	11.2%	17.7	17.4%
Excess liability	(2.0)	(2.1)%	2.1	2.1%
Marine & energy	(0.3)	(0.4)%	(1.2)	(1.2)%
Medical malpractice	17.4	18.3%	24.7	24.3%
Other	0.4	0.4%	0.9	0.9%
Professional liability	15.2	16.0%	11.5	11.3%
Property and property catastrophe	33.7	35.4%	37.8	37.2%
Whole account	1.6	1.7%	2.7	2.7%
Workers compensation	18.7	19.7%	5.3	5.2%

	$95.2	100.0%	$101.6	100.0%

Gross premiums written. Gross premiums written for the three months ended June 30, 2009 of $95.2 million have decreased across most of our lines of business compared to the same period in 2008; however, the level of premium is in line with our plan for the year. Gross premiums written for the three months ended June 30, 2009 include reduced premium estimates on prior year contracts of $5.9 million spread amongst all of our lines of business compared to $13.7 million of reduced premium estimates recorded in the same period in 2008. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the inception of the contract. As the contract progresses, we continue to monitor actual premium received in conjunction with correspondence from the ceding client and we obtain further client estimates. Adjustments to premium estimates may result in the gross premium written for a particular line of business being negative in a period.

Reinsurance premiums ceded. The decrease in reinsurance premiums ceded was in line with the decrease in gross premiums written for the period. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions.

Net investment income and net gains on other investments. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and life and annuity reinsurance segments.

Net losses and loss expenses. Our 64.4% loss ratio has increased by 25.4 percentage points from the same period in 2008. The increase in our loss ratio is principally attributable to a reduced level of net favorable loss reserve development on prior year contracts. For the three months ended June 30, 2009 we recorded $12.0 million of favorable development, compared to $28.5 million of favorable development for the same period in 2008. Favorable development was recognized in the three months ended June 30, 2009 principally on our property and excess liability lines of business, with adverse development recognized on our marine & energy line of business. Net losses for the three months ended June 30, 2009 include a net loss of $2.7 million related to the Air France Airbus crash. Property catastrophe-related net losses were not significant to operating results for the three months ended June 30, 2009 and 2008.

Acquisition costs. The ratio of acquisition costs to net premiums earned was 17.6% and 14.9% for the three months ended June 30, 2009 and 2008, respectively. This variance is principally attributable to changes in the mix of business written, in particular, the significant growth in workers compensation business with a higher than average ceding commission. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses have decreased by 21.7%, principally attributable to a reduction in performance-related compensation expense compared to the same period in 2008, and the prudent management of discretionary costs.

Income before taxes. The 59.0% decrease in income before taxes between the three months ended June 30, 2009 and 2008 is principally attributable to the 25.0 percentage point increase in the combined ratio resulting from the decreased level of net favorable reserve development, together with the quarter-over-quarter decrease in net gains on other investments of $7.0 million.

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

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$81.0	56.1%	$51.9
Reinsurance premiums ceded	(51.7)	67.3%	(30.9)

Net premiums written	$29.3	39.5%	$21.0

Net premiums earned(a)	$21.4	135.2%	$9.1
Net investment income	1.5	(21.1)%	1.9
Net realized gains on fixed maturities	—	N/A	—
Other income	0.4	N/A	—

Total revenues	23.3	111.8%	11.0

Net losses and loss expenses(b)(c)	13.2	94.1%	6.8
Acquisition costs(c)	2.7	N/A	(0.1)
General and administrative expenses(c)	5.6	(21.1)%	7.1

Total losses and expenses	21.5	55.8%	13.8

Income (loss) before taxes	$1.8	N/A	$(2.8)

Loss ratio(b)/(a)	61.4%		73.9%
Combined ratio(c)/(a)	100.4%		150.7%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended June 30, 2009	% of Premium Written	Three months ended June 30, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General casualty	$22.8	28.2%	$12.0	23.1%
Marine	15.0	18.5%	10.0	19.3%
Property	43.2	53.3%	29.9	57.6%

	$81.0	100.0%	$51.9	100.0%

Gross and net premiums written and earned. Gross premiums written and ceded for this segment have increased steadily each quarter since operations commenced in April 2007, reflecting the strength of this segment’s client relationships and its predominantly wholesale distribution network. Gross premiums written for the three months ended June 30, 2009 are slightly ahead of plan for all lines of business. Reinsurance premiums ceded for the U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We continue to purchase substantial reinsurance protection, however we anticipate that the ratio of premiums ceded to premiums written will trend downwards over time as our capital base increases.

Net investment income. Net investment income relating to the U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the three months ended June 30, 2009 was 4.02% compared to 4.82% for the three months ended June 30, 2008.

Net losses and loss expenses. The loss ratio for the three months ended June 30, 2009 has improved by 12.5 percentage points compared to the same period in 2008. As gross premiums written volume increases, creating a broader client base, we are seeing an improvement in the net loss ratio. Our planned increase in the mix of general casualty business and our planned addition of professional liability business may temper the reduction in the loss ratio in future periods as those lines tend to have a higher loss ratio than property lines. Net losses and loss expenses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin insurance and reinsurance segments. For the three months ended June 30, 2009 and 2008 net favorable development on prior year reserves was $0.9 million and $nil, respectively.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs. With the increasing scale of this segment, general and administrative expenses should continue to decrease as a percentage of net premiums earned. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Income (loss) before taxes. In line with expectations for this segment and reflecting the increasing scale of our U.S. specialty operations, net premiums earned have grown by 135.2% over the three months ended June 30, 2008, compared to an increase of 94.1% in net losses and expenses over the same period. The higher rate of growth of net premiums earned versus net losses and expenses has brought the combined ratio down to 100.4%. As a result, the segment generated income before taxes of $1.8 million for the three months ended June 30, 2009.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our UK-based operating businesses acquired on November 6, 2008. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

Three Months Ended June 30, 2009
(In millions of U.S. Dollars)
Gross premiums written	$45.3
Reinsurance premiums ceded	(10.6)

Net premiums written	$34.7

Net premiums earned(a)	$25.8
Net investment income	0.7
Net realized gains on fixed maturities	0.7
Other income	0.4

Total revenues	27.6

Net losses and loss expenses(b)(c)	13.5
Acquisition costs(c)	6.4
Net foreign exchange (gains)	(1.7)
General and administrative expenses(c)	5.7

Total losses and expenses	23.9

Income before taxes	$3.7

Loss ratio(b)/(a)	52.1%
Combined ratio(c)/(a)	99.0%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended June 30, 2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$5.3	11.7%
Financial institutions	7.7	17.0%
Professional liability	6.5	14.3%
Property and property catastrophe	25.8	57.0%

	$45.3	100.0%

Gross and net premiums written and earned. The three months ended June 30, 2009 was the second full quarter for our Max at Lloyd’s segment. Gross premiums written volume was consistent with our plan and is principally composed of Syndicate 1400 business, which writes property and property catastrophe, accident & health and financial institutions (crime, fidelity, professional indemnity and directors & officers) products. The professional liability business line comprises employers and public liability insurance products offered by Syndicate 2525, and professional liability and medical malpractice insurance products offered by Syndicate 2526. During the three months ended September 30, 2009 we expect to expand our product offering in this segment with the addition of international casualty reinsurance, which will be written by Syndicate 1400.

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

Net investment income. Net investment income relating to the Max at Lloyd’s segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for the three months ended June 30, 2009 was 0.88%. This segment currently holds a higher ratio of cash and cash equivalents to fixed maturity securities than the rest of our group, resulting in a lower investment yield than our other segments. We intend to reduce the ratio of cash to fixed maturities over time and this is expected to improve the investment yield for this segment.

Net losses and loss expenses. In the absence of catastrophe losses, our property line of business, which is principally property catastrophe risks, and our accident & health lines of business, will tend to have lower loss ratios than our financial institutions and professional liability lines of business. In this segment the significant proportion of property and accident & health premiums compared to financial institutions and professional liability premiums results in a lower loss ratio than our other segments. Net losses from property catastrophe events for the three months ended June 30, 2009 were not significant. For the three months ended June 30, 2009 net unfavorable development on prior year reserves was $1.3 million.

Acquisition costs. Acquisition costs vary from contract to contract depending on the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period. The ratio of acquisition costs to net premiums earned of 24.8% for the three months ended June 30, 2009 is principally attributable to growth in property treaty business written during the period, which has average acquisition cost rates of over 25.0%.

Net foreign exchange (gains) losses. Foreign exchange gains or losses comprise gains or losses on assets or liabilities denominated in currencies other than the British pound. This item is expected to fluctuate period-over-period depending on movements in foreign exchange rates and our level of foreign currency denominated assets and liabilities.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, and are consistent with our plan for the three months ended June 30, 2009.

Life and Annuity Reinsurance Segment

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$41.0	(56.2)%	$93.6
Reinsurance premiums ceded	—	N/A	(0.2)

Net premiums written	$41.0	(56.1)%	$93.4

Net premiums earned	$41.0	(56.1)%	$93.4
Net investment income	12.9	19.4%	10.8
Net gains on other investments	9.4	(44.4)%	16.9

Total revenues	63.3	(47.7)%	121.1

Claims and policy benefits	55.4	(48.8)%	108.2
Acquisition costs	0.7	N/A	0.1
Interest expense	0.8	N/A	(0.2)
General and administrative expenses	0.7	(22.2)%	0.9

Total claims and policy benefits and expenses	57.6	(47.2)%	109.0

Income before taxes	$5.7	(52.9)%	$12.1

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

One new life and annuity contract was written during each of the three month periods ended June 30, 2009 and 2008, respectively. Gross premiums written on the new contracts for the three months ended June 30, 2009 and 2008 were $40.9 million and $92.8 million, respectively. The new 2009 contract covers a closed block of traditional life insurance for a new client. Apart from the components related to contracts incepting during a period, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on other investments. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and Bermuda/Dublin reinsurance segments.

Claims and policy benefits. Claims and policy benefits were $55.4 million for the three months ended June 30, 2009 compared to $108.2 million for same period in 2008. Excluding the new contracts commencing during each period, benefits were $14.6 million for the three months ended June 30, 2009 compared to $15.4 million for the same period in 2008. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Income (loss) before taxes. Income before taxes is primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we have written, together with any material changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $6.4 million decrease in income before taxes for the three months ended June 30, 2009 compared to the same period in 2008 was the $7.5 million quarter-over-quarter decrease in net gains on other investments.

Corporate Function

The results of operations for the corporate function discussed below include the net investment income, net gains and losses on other investments, net realized gains and losses on fixed maturities, and net impairment losses recognized in earnings for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis for purposes of ease of discussion.

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	Three Months Ended June 30, 2009	% change	Three Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Net investment income	$41.8	(1.6)%	$42.5
Net gains on other investments	21.4	(45.8)%	39.5
Net realized gains on fixed maturities	0.1	(92.3)%	1.3
Net impairment losses recognized in earnings	(2.0)	(35.5)%	(3.1)
Other income	0.1	(50.0)%	0.2
Interest expense	(2.7)	(44.9)%	(4.9)
Net foreign exchange gains	1.7	N/A	—
Merger and acquisition expenses	(4.8)	20.0%	(4.0)
General and administrative expenses	(11.5)	6.5%	(10.8)

Net investment income. The decrease in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to the increase in the proportion of cash held as at June 30, 2009 compared to June 30, 2008 and the lower returns on cash and cash equivalents. The average annualized investment yield on cash, fixed maturities and funds withheld by clients for the three months ended June 30, 2009 was 3.66% compared to 4.07% for the three months ended June 30, 2008. Our ratio of cash to invested assets has increased from 10.8% at June 30, 2008 to 19.7% at June 30, 2009. This increase is principally attributable to significant cash redemptions received during the period from the hedge fund portfolio, and the growth in gross premiums written. We anticipate this ratio to decrease as we deploy cash to reduce debt and seek attractive investment opportunities.

Net gains on other investments. Net gains on the hedge fund portfolio were $21.4 million, or a 3.11% rate of return, for the three months ended June 30, 2009, compared to net gains of $39.5 million, or a 3.34% rate of return, for the three months ended June 30, 2008. These returns include losses of $0.1 million for the three months ended June 30, 2009 compared to a gain of $0.3 million from our private equity reinsurance investment for the three months ended June 30, 2008. The decrease in the absolute size of the net gains quarter-over-quarter is principally due to the reduction in our invested asset allocation to hedge funds.

During the three months ended June 30, 2009 the return for our hedge fund portfolio was 3.11%, compared to the HFRI Fund of Funds Composite Index returning 4.99%. The three months ended June 30, 2009 experienced improvement in the equity markets and indications of easing in credit conditions. The S&P 500 Index had a return of 15.93% and the Merrill Lynch Master Bond Index had a return of 1.50% for the three months ended June 30, 2009.

Eight out of the nine hedge fund strategies we employed experienced positive returns during the three months ended June 30, 2009. The largest contributors by investment strategy to the net gain for the current period were the event-driven arbitrage and the emerging markets strategies. As of June 30, 2009, 13.8% and 9.5% of our hedge fund portfolio was allocated to event-driven arbitrage and emerging markets strategies, respectively.

We have reduced the allocation to our hedge fund portfolio from 11.9% as of March 31, 2009 to 8.5% as of June 30, 2009 and we plan to reduce our allocation to our hedge fund portfolio to a target range of 5% to 7% by the end of 2009. Our objective is to move towards a more market neutral/absolute return portfolio, with increased diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks. In the current investment climate, the process of rebalancing the portfolio may take longer as redemption requests may take longer to be realized.

Net realized gains on fixed maturities and net impairment losses recognized in earnings. Our total fixed maturities portfolio is split into two portfolios:

•	an available for sale portfolio; and

•	a trading portfolio that was acquired as part of our Max UK acquisition.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income as net realized gains or losses, all of which are reported within our Max at Lloyd’s segment.

As a result of our review of securities in an unrealized loss position, which is performed every quarter, we recorded other-than-temporary impairment losses through earnings of $2.0 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively. These impairment losses are presented separately from all other net realized gains and losses on fixed maturities. We adopted FSP FAS 115-2/124-2 for the three months ended June 30, 2009. A discussion of the new guidance and our process for estimating other-than-temporary impairments is included in Note 4 of our unaudited interim consolidated financial statements included herein.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The 44.9% decrease in interest expense for the three months ended June 30, 2009 compared to the same period in 2008 is principally attributable to the repayment of $150.0 million in bank loans in April 2009 and the $45.0 million reduction in the swap loan during the quarter. Remaining debt at June 30, 2009 comprises the Max Bermuda $105.0 million swap loan, which bears interest at a rate based on LIBOR plus a spread, and the $91.5 million in senior notes outstanding that bear interest at 7.20%.

Merger and acquisition expenses. Merger and acquisition expenses in 2009 comprise the professional and legal fees related to the proposed amalgamation with IPC, which was terminated in June 2009. On July 9, 2009, we received a $50.0 million termination fee from IPC in connection with the proposed amalgamation. This fee will be reflected in our results for the three months ended September 30, 2009, net of an estimated $8.0 million of expenses related to the termination fee. Merger and acquisition expenses in 2008 comprise the professional and legal fees related to the acquisition of Max UK and the creation of our Max at Lloyd’s segment.

General and administrative expenses. The 6.5% increase in general and administrative expenses for the three months ended June 30, 2009 compared to 2008 was principally related to additional information technology maintenance costs.

Six months ended June 30, 2009 compared to the six months ended June 30, 2009

Results of Underwriting Operations

Bermuda/ Dublin Insurance Segment

	Six Months Ended June 30, 2009	% change	Six Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$221.6	13.4%	$195.4
Reinsurance premiums ceded	(104.2)	9.9%	(94.8)

Net premiums written	$117.4	16.7%	$100.6

Net premiums earned(a)	100.9	11.0%	90.9
Net investment income	11.0	31.0%	8.4
Net gains on other investments	2.2	69.2%	1.3
Other income	1.1	N/A	1.1

Total revenues	115.2	13.3%	101.7

Losses(b)	74.3	6.4%	69.8
Acquisition costs	(1.9)	58.3%	(1.2)
General and administrative expenses	10.5	(3.7)%	10.9

Total losses and expenses(c)	82.9	4.3%	79.5

Income before taxes	$32.3	45.5%	$22.2

Loss ratio(b)/(a)	73.6%		76.8%
Combined ratio(c)/(a)	82.2%		87.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$16.8	7.6%	$12.8	6.6%
Excess liability	68.0	30.7%	75.8	38.8%
Professional liability	95.7	43.2%	73.7	37.7%
Property	41.1	18.5%	33.1	16.9%

	$221.6	100.0%	$195.4	100.0%

Gross premiums written. Premium volume in our Bermuda/Dublin insurance segment is ahead of plan for the year to date, with opportunities in professional liability being particularly attractive and driving most of the growth over the same 2008 period. Pricing for aviation business is starting to trend upwards, while excess liability pricing remains flat. Typically, insurance business is written on an individual risk excess of loss basis with contractually defined premiums rather than estimates, which results in no material premium adjustments.

Reinsurance premiums ceded. Reinsurance premiums ceded were principally related to our quota share treaties that are utilized to manage our retained exposure, and therefore, will tend to fluctuate in line with gross premiums written. The ratio of reinsurance premiums ceded to gross premiums written for the six months ended June 30, 2009 was 47.0% compared to 48.5% for the six months ended June 30, 2008. The decreased ratio is principally related to the decrease in the percentage ceded under several of our reinsurance quota share treaties.

Net investment income and gains on other investments. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and life and annuity reinsurance segments.

Net losses and loss expenses. Our 73.6% loss ratio has moderately decreased from the same period in 2008. We recognized $15.4 million of net favorable development on prior year reserves during the six months ended June 30, 2009, principally in our professional liability, aviation and excess liability lines of business, compared to $1.7 million of net favorable development in the same period in 2008. Net losses for the six months ended June 30, 2009 include a net loss of $2.8 million related to the Air France Airbus crash.

Income before taxes. The 45.5% increase in income before taxes between the six months ended June 30, 2009 and 2008 is principally related to the 5.3 percentage point decrease in the combined ratio resulting primarily from net favorable loss development and to the period-over-period increase in net investment income of $2.6 million.

Bermuda/ Dublin Reinsurance Segment

	Six Months Ended June 30, 2009	% change	Six Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$328.2	7.6%	$305.0
Reinsurance premiums ceded	(69.5)	20.0%	(57.9)

Net premiums written	$258.7	4.7%	$247.1

Net premiums earned(a)	187.2	9.6%	170.8
Net investment income	19.2	(1.0)%	19.4
Net gains on other investments	5.4	80.0%	3.0

Total revenues	211.8	9.6%	193.2

Losses(b)(c)	124.0	35.8%	91.3
Acquisition costs(c)	33.2	47.6%	22.5
Interest expense	0.7	(72.0)%	2.5
General and administrative expenses(c)	14.7	(7.0)%	15.8

Total losses and expenses	172.6	30.7%	132.1

Income before taxes	$39.2	(35.8)%	$61.1

Loss ratio(b)/(a)	66.3%		53.5%
Combined ratio(c)/(a)	91.9%		75.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$87.4	26.7%	$85.0	27.9%
Aviation	14.9	4.5%	23.5	7.7%
Excess liability	16.1	4.9%	7.3	2.4%
Marine & energy	8.7	2.7%	5.3	1.7%
Medical malpractice	53.8	16.4%	56.9	18.6%
Other	2.3	0.7%	4.0	1.3%
Professional liability	24.9	7.6%	23.8	7.8%
Property and property catastrophe	75.9	23.1%	79.2	26.0%
Whole account	6.0	1.8%	7.9	2.6%
Workers compensation	38.2	11.6%	12.1	4.0%

	$328.2	100.0%	$305.0	100.0%

Gross premiums written. Gross premiums written for the six months ended June 30, 2009 of $328.2 million are ahead of plan. The most significant increases resulted from new business written in excess liability and workers compensation lines. Gross premium written for the six months ended June 30, 2009 included reduced premium estimates on prior year contracts of $7.5 million spread among all of our lines of business compared to $18.2 million of reduced premium estimates recorded in the same period in 2008. For quota share or proportional property and casualty reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We believe that the ceding clients’ estimate of the volume of business they expect to cede us represents the best estimate of gross premiums written at the inception of the contract. As the contract progresses, we continue to monitor actual premium received in conjunction with correspondence from the ceding client and we obtain further estimates.

Reinsurance premiums ceded. The increase in reinsurance premiums ceded was principally attributable to the purchase of additional workers compensation and property excess of loss reinsurance protection during the six months ended June 30, 2009. Reinsurance premiums ceded generally relate to the purchase of specific reinsurance to manage risks associated with our reinsurance underwriting and to manage the exposure retained by us on certain transactions.

Net investment income and gains on other investments. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and life and annuity reinsurance segments.

Net losses and loss expenses. Our 66.3% loss ratio has increased by 12.8 percentage points from the same period in 2008. The increase in our loss ratio is principally attributable to a reduced level of net favorable loss reserve development on prior year contracts. For the six months ended June 30, 2009 we recorded $16.8 million of favorable development, compared to $34.6 million of favorable development for the same period in 2008. Favorable development was recognized in the six months ended June 30, 2009 principally on our property, professional liability, excess liability and agriculture lines of business, with adverse development recognized on our marine & energy line of business. Net losses for the six months ended June 30, 2009 include a net loss of $2.7 million related to the Air France Airbus crash. Property catastrophe-related net losses were $2.0 million for the six months ended June 30, 2009, compared to no significant catastrophe losses for the same 2008 period.

Acquisition costs. The ratio of acquisition costs to net premiums earned was 17.7% and 13.2% for the six months ended June 30, 2009 and 2008, respectively. This variance is principally attributable to changes in the mix of business written, in particular, the significant growth in workers compensation business with a higher than average ceding commission. Acquisition costs vary from contract to contract depending on characteristics such as the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period.

General and administrative expenses. General and administrative expenses have decreased by 7.0%, principally attributable to a reduction in performance-related compensation expense compared to the same period in 2008, and the prudent management of discretionary costs.

Income before taxes. The 35.8% decrease in income before taxes between the six months ended June 30, 2009 and 2008 is principally attributable to the 16.0 percentage point increase in the combined ratio principally resulting from the period-over-period decrease in net favorable development.

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

	Six Months Ended June 30, 2009	% change	Six Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$149.8	84.3%	$81.3
Reinsurance premiums ceded	(92.3)	81.7%	(50.8)

Net premiums written	57.5	88.5%	30.5

Net premiums earned(a)	42.8	187.2%	14.9
Net investment income	3.1	(18.4)%	3.8
Net realized gains on fixed maturities	0.1	N/A	—
Other income	0.2	N/A	—

Total revenues	46.2	147.1%	18.7

Net losses and loss expenses(b)	25.2	137.7%	10.6
Acquisition costs	3.9	N/A	0.3
General and administrative expenses	13.4	8.9%	12.3

Total losses and expenses(c)	42.5	83.2%	23.2

Income (loss) before taxes	$3.7	N/A	$(4.5)

Loss ratio(b)/(a)	58.9%		71.5%
Combined ratio(c)/(a)	99.4%		156.1%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing total losses and expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six Months Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2008	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General casualty	$41.8	27.9%	$20.4	25.1%
Marine	29.7	19.8%	14.4	17.7%
Property	78.3	52.3%	46.5	57.2%

	$149.8	100.0%	$81.3	100.0%

Gross and net premiums written and earned. Gross premiums written and ceded for this segment have increased steadily each quarter since operations commenced in April 2007, reflecting the strength of this segment’s client relationships and its predominantly wholesale distribution network. Gross premiums written for the six months ended June 30, 2009 are slightly ahead of plan for all lines of business. Reinsurance premiums ceded for the U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We continue to purchase substantial reinsurance protection. However, we anticipate that the ratio of premiums ceded to premiums written will trend downwards over time as our capital base increases.

Net investment income. Net investment income relating to the U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the six months ended June 30, 2009 was 4.10% compared to 4.82% for the six months ended June 30, 2008.

Net losses and loss expenses. The loss ratio for the six months ended June 30, 2009 has improved by 12.6 percentage points compared to the same period in 2008. As gross premiums written volume increases, creating a broader client base, we are seeing an improvement in the net loss ratio. Our planned increase in the mix of general casualty business and our planned addition of professional liability business may temper the reduction in the loss ratio in future periods as those lines tend to have a higher loss ratio than property lines. Net losses and loss expenses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin insurance and reinsurance segments. For the six months ended June 30, 2009 and 2008 net favorable development on prior year reserves was $0.9 million and $nil, respectively.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs. With the increasing scale of this segment, general and administrative expenses should continue to decrease as a percentage of net premiums earned. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions, we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Income (loss) before taxes. In line with expectations for this segment and reflecting the increasing scale of our U.S. specialty operations, net premiums earned have grown by 187.2% over the six months ended June 30, 2008, compared to an increase of 137.7% in net losses and expenses over the same period. The higher rate of growth of net premiums earned versus net losses and expenses has brought the combined ratio down to 99.4%. As a result, the segment generated income before taxes of $3.7 million for the six months ended June 30, 2009.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our UK-based operating businesses acquired on November 6, 2008. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

Six Months Ended June 30, 2009
(In millions of U.S. Dollars)
Gross premiums written	$89.5
Reinsurance premiums ceded	(27.9)

Net premiums written	$61.6

Net premiums earned(a)	$46.7
Net investment income	1.5
Net realized gains on fixed maturities	1.2
Other income	0.5

Total revenues	49.9

Net losses and loss expenses(b)(c)	23.4
Acquisition costs(c)	9.6
Net foreign exchange (gains)	(5.1)
General and administrative expenses(c)	10.4

Total losses and expenses	38.3

Income before taxes	$11.6

Loss ratio(b)/(a)	50.1%
Combined ratio(c)/(a)	92.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Six months ended June 30, 2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$17.7	19.8%
Financial institutions	11.5	12.8%
Professional liability	9.3	10.4%
Property and property catastrophe	51.0	57.0%

	$89.5	100.0%

Gross and net premiums written and earned. Gross premiums written volume for the six months ended June 30, 2009 was consistent with our plan and is principally composed of Syndicate 1400 business, which writes property and property catastrophe, accident & health, and financial institutions (crime, fidelity, professional indemnity and directors & officers) products. The professional liability business line comprises employers and public liability insurance products offered by Syndicate 2525, and professional liability and medical malpractice insurance products offered by Syndicate 2526. During the three months ended September 30, 2009 we expect to expand our product offering in this segment with the addition of international casualty reinsurance, which will be written by Syndicate 1400.

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

Net investment income. Net investment income relating to the Max at Lloyd’s segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for the six months ended June 30, 2009 was 1.06%. This segment currently holds a higher ratio of cash and cash equivalents to fixed maturity securities than the rest of our group, resulting in a lower investment yield than our other segments. We intend to reduce the ratio of cash to fixed maturities over time and this is expected to improve the investment yield for this segment.

Net losses and loss expenses. In the absence of catastrophe losses, our property line of business, which is principally property catastrophe risks, and our accident & health lines of business, will tend to have lower loss ratios than our financial institutions and professional liability lines of business. In this segment the significant proportion of property and accident & health premiums compared to financial institutions and professional liability premiums results in a lower loss ratio than our other segments. Net losses from property catastrophe events for the six months ended June 30, 2009 were $1.4 million. For the six months ended June 30, 2009 net unfavorable development on prior year reserves was $0.8 million.

Acquisition costs. Acquisition costs vary from contract to contract depending on the type of business, the clients’ cost to administer the underlying contracts and the involvement of a broker. These factors may result in differences in the ratio of acquisition costs to net premiums earned from period to period. The ratio of acquisition costs to net premiums earned of 20.6% for the six months ended June 30, 2009 is principally attributable to growth in property treaty business written during the period, which has average acquisition cost rates of over 25.0%.

Net foreign exchange (gains) losses. Foreign exchange gains or losses comprise gains or losses on assets or liabilities denominated in currencies other than the British pound. This item is expected to fluctuate period-over-period depending on movements in foreign exchange rates and our level of foreign currency denominated assets and liabilities.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, and are in line with our plan for the six months ended June 30, 2009.

Life and Annuity Reinsurance Segment

	Six Months Ended June 30, 2009	% change	Six Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$41.6	(55.9)%	$94.3
Reinsurance premiums ceded	(0.1)	(66.7)%	(0.3)

Net premiums written	$41.5	(55.9)%	$94.0

Net premiums earned	41.5	(55.9)%	94.0
Net investment income	24.5	18.9%	20.6
Net gains on other investments	17.2	164.6%	6.5

Total revenues	83.2	(31.3)%	121.1

Benefits	69.7	(43.4)%	123.2
Acquisition costs	0.8	166.7%	0.3
Interest expense	0.5	(77.3)%	2.2
General and administrative expenses	1.4	(6.7)%	1.5

Total benefits and expenses	72.4	(43.1)%	127.2

Income (loss) before taxes	$10.8	N/A	$(6.1)

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

One new life and annuity contract was written during each of the six month periods ended June 30, 2009 and 2008, respectively. Gross premiums written on the new contracts for the six months ended June 30, 2009 and 2008 were $40.9 million and $92.8 million, respectively. The new 2009 contract covers a closed block of traditional life insurance for a new client. Apart from the components related to contracts commencing during a period, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Net investment income and gains on other investments. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and Bermuda/Dublin reinsurance segments.

Claims and policy benefits. Claims and policy benefits were $69.7 million for the six months ended June 30, 2009 compared to $123.2 million for same period in 2008. Excluding the new contracts incepting during each period, benefits were $28.9 million for the six months ended June 30, 2009 compared to $30.4 million for the same period in 2008. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Income (loss) before taxes. Income before taxes is primarily driven by the spread between the actual rate of return on our investments and the rate of return assumption used when pricing the business that we have written, together with any material changes in our estimates of life and annuity benefit reserves. As a result, the principal contributor to the $16.9 million increase in income before taxes for the six months ended June 30, 2009 compared to the same period in 2008 was the $10.7 million and $3.9 million period-over-period increase in net gains on other investments and net investment income, respectively.

Corporate Function

The results of operations for the corporate function discussed below include the net investment income, net gains and losses on other investments, net realized gains and losses on fixed maturities, and net impairment losses recognized in earnings for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis for purposes of ease of discussion.

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	Six Months Ended June 30, 2009	% change	Six Months Ended June 30, 2008
	(In millions of U.S. Dollars)
Net investment income	$82.2	(10.7)%	$92.1
Net gains on other investments	39.4	185.5%	13.8
Net realized gains on fixed maturities	0.5	(82.1)%	2.8
Net impairment losses recognized in earnings	(2.0)	(35.5)%	(3.1)
Other income	0.4	33.3%	0.3
Interest expense	(7.5)	(34.2)%	(11.4)
Net foreign exchange gains losses	1.7	N/A	—
Merger and acquisition expenses	(10.0)	150.0%	(4.0)
General and administrative expenses	(24.7)	38.8%	(17.8)

Net investment income. The decrease in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to the increase in the proportion of cash held at June 30, 2009 compared to June 30, 2008 and the lower rate of return on cash and cash equivalents. The average annualized investment yield on cash, fixed maturities and funds withheld by clients for the six months ended June 30, 2009 was 3.62% compared to 4.45% for the six months ended June 30, 2008. Our ratio of cash to invested assets has increased from 10.8% at June 30, 2008 to 19.7% at June 30, 2009. This increase is principally attributable to significant cash redemptions received from our hedge fund portfolio, and the addition of the Max at Lloyd’s segment, which maintains a significantly higher ratio of cash to invested assets. We anticipate this ratio to decrease as we deploy cash to reduce debt and seek attractive investment opportunities.

Net gains on other investments. Net gains on the hedge fund portfolio were $39.4 million, or a 5.23% rate of return, for the six months ended June 30, 2009, compared to net gains of $13.8 million, or a 1.16% rate of return, for the six months ended June 30, 2008. These returns include gains of $0.4 million and $0.7 million from our private equity reinsurance investment for the three months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009 the return for our hedge fund portfolio was 5.23%, compared to the HFRI Fund of Funds Composite Index returning 5.36%. The six months ended June 30, 2009 experienced improvement in the equity markets and indications of easing in credit conditions. The S&P 500 Index had a return of 3.16% and the Merrill Lynch Master Bond Index had a return of 1.59% for the six months ended June 30, 2009.

Nine out of the ten hedge fund strategies we employed experienced positive returns during the six months ended June 30, 2009. The largest contributors by investment strategy to the net gain for the current period were the long/short equity and the event-driven arbitrage strategies. As of June 30, 2009, 30.1% and 13.8% of our hedge fund portfolio was allocated to long/short equity and event-driven arbitrage strategies, respectively.

We have reduced our allocation to our hedge funds portfolio from 14.1% as of December 31, 2008 to 8.5% as of June 30, 2009 and we plan to reduce the allocation to our hedge funds portfolio to a target range of 5% to 7% by the end of 2009. Our objective is to move towards a more market neutral/absolute return portfolio, with increased diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks. In the current investment climate, the process of rebalancing the portfolio may take longer as redemption requests may take longer to be realized.

Net realized gains on fixed maturities and net impairment losses recognized in earnings. Our total fixed maturities portfolio is split into two portfolios:

•	an available for sale portfolio; and

•	a trading portfolio that was acquired as part of our Max UK acquisition.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income as net realized gains or losses, all of which are reported within our Max at Lloyd’s segment.

As a result of our review of securities in an unrealized loss position, which is performed every quarter, we recorded other-than-temporary impairment losses through earnings of $2.0 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively. These impairment losses are presented separately from all other net realized gains and losses on fixed maturities. We adopted FSP FAS 115-2/124-2 for the three months ended June 30, 2009. A discussion of the new guidance and our process for estimating other-than-temporary impairments is included in Note 4 of our unaudited interim consolidated financial statements included herein.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The 34.2% decrease in interest expense for the six months ended June 30, 2009 compared to the same period in 2008 is principally attributable to the repayment of $150.0 million in bank loans in April 2009 and the $120.0 million reduction in the swap loan during the current period. Remaining debt at June 30, 2009 comprises the Max Bermuda $105.0 million swap loan, which bears interest at a rate based on LIBOR plus a spread, and the $91.5 million in senior notes outstanding that bear interest at 7.20%.

Merger and acquisition expenses. Merger and acquisition expenses in 2009 comprise the professional and legal fees related to the proposed amalgamation with IPC, which was terminated in June 2009. In July, 2009, we received a $50.0 million termination fee from IPC in connection with the proposed amalgamation. This fee will be reflected in our results for the three months ended September 30, 2009, net of an estimated $8.0 million of expenses related to the termination fee. Merger and acquisition expenses in 2008 comprise the professional and legal fees related to the acquisition of Max UK and the creation of our Max at Lloyd’s segment.

General and administrative expenses. The increase in general and administrative expenses for the six months ended June 30, 2009 compared to 2008 was principally due to the payment of a $2.0 million termination fee to Alstra, an increase in performance-related compensation expense, and additional information technology maintenance costs.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $5,124.0 million at June 30, 2009 compared to $5,356.9 million at December 31, 2008, a decrease of 4.3%. The decrease in cash and invested assets resulted principally from the settlement of losses and the repayment of bank loans during the period.

We own an available for sale portfolio and a trading portfolio of fixed maturities securities. We record both investment portfolios at fair value on our balance sheet. On our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income as a net realized gain or loss. On our available for sale portfolio, the unrealized gain or loss (absent credit losses) associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the equity section of our balance sheet. Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances, such as credit rating changes, and changes in industry specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolios is to tailor the maturities of the portfolios to the timing of expected loss and benefit payments. At maturity, absent any credit loss, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell available for sale fixed maturity securities before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

In order to reduce the likelihood of needing to sell investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances. We believe it is more likely than not that we will not be required to sell those fixed maturities securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other-than-temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we recognized write-downs for other-than-temporary impairments through earnings of $2.0 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During the twelve months ended June 30, 2009, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources as described below. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2009. We believe our investment exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At June 30, 2009, securities with significant exposure to sub-prime borrowers totaled $26.2 million in fair value, $40.5 million in amortized cost and $40.7 million in par value for a net unrealized loss of $14.3 million. By fair value, 19.5% of these securities are AAA-rated, 6.4% are AA-rated, 37.1% are A-rated and 37.0% are rated BBB+ or lower. The weighted average life of these securities is 3.3 years. As of June 30, 2009, we have determined that a writedown for other-than-temporary impairment of these securities is not warranted based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio, if and when deemed necessary.

Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of June 30, 2009.

By Vintage Year	Weighted Average Life in Years	Credit Rating AAA Senior Tranche	AA	A	BBB+ or lower	Amortized Cost	Fair Value
	(In millions of U.S. Dollars)
Fixed maturities with sub-prime mortgage exposure
Pre-2005	4.5	$2.1	$2.5	$0.1	$2.0	$6.7	$4.9
2005	4.0	1.4	0.3	3.1	—	4.8	2.6
2006	3.0	2.7	—	9.3	14.5	26.5	17.4
2007	2.3	—	—	—	2.5	2.5	1.3

Total	3.3	6.2	2.8	12.5	19.0	40.5	26.2

Fixed maturities with Alt-A mortgage exposure
Pre-2005	5.3	3.7	—	1.7	—	5.4	4.5
2005	1.6	—	1.1	—	14.6	15.7	11.2
2006	0.6	—	—	0.9	5.6	6.5	5.8

Total	2.1	3.7	1.1	2.6	20.2	27.6	21.5

Total	2.8	$9.9	$3.9	$15.1	$39.2	$68.1	$47.7

As described in Note 5 of our unaudited interim consolidated financial statements, our fixed maturities investments and our other investments are carried at fair value.

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

The independent pricing services used by our investment custodian and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and increases the uncertainty surrounding the fair value estimates.

Investments in hedge funds comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. The units of account that we value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

We have ongoing due diligence processes with respect to funds and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. Such adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

We are able to redeem the hedge fund portfolio held through Max Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which Max Diversified is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

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

The majority of our hedge fund portfolio remains highly liquid and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs or change our timetable for reducing our allocation to hedge funds. Based upon information provided by the fund managers, as of June 30, 2009, we estimate that over 80.0% of the underlying assets held by our hedge funds are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Out of our scheduled June 30, 2009 redemptions of $124.6 million, none of which is gated, $108.3 million were received in cash prior to August 6, 2009. The fair value of our holdings in funds with gates imposed as at June 30, 2009 was $43.3 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at June 30, 2009, the fair value of our hedge funds held in side-pockets is $101.8 million. Due to the uncertainty surrounding the timing of the sale of the underlying assets within side-pockets, the estimated timing of liquidity presented in the table below is subject to change. Our holdings in side-pockets are included in the greater than 270 days section of the table below.

Had we requested full redemptions for all of our holdings in the funds, the table below indicates our best estimate of the earliest date from June 30, 2009 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change, particularly in the current economic environment.

	As at June 30, 2009
Liquidity:	Fair Value	% of Hedge Funds
	(in thousands of U.S. Dollars)
Within 90 days	$23,994	5.5%
Between 91 to 120 days	15,198	3.5%
Between 121 to 180 days	186,763	43.0%
Between 181 to 270 days	13,643	3.2%
Greater than 270 days	194,551	44.8%

Total(1)	$434,149	100.0%

(1)	Total excludes our reinsurance private equity investment.

Although we believe that our significant cash balances, fixed maturities investments and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we are required to access assets invested in the hedge fund portfolio, our ability to do so may be impaired by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our alternative investment portfolio or in the financial markets could significantly and negatively affect our ability to conduct business” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Additional information about the hedge fund portfolio can be found in Notes 4 and 5 to our unaudited interim consolidated financial statements included herein.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $930.5 million at June 30, 2009 compared to $846.6 million at December 31, 2008, an increase of 9.9%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the six months ended June 30, 2009.

At June 30, 2009, 83.6% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best Company ,4.4% are rated “A-” The remaining 12.0% of losses recoverable are with “B+” rated or lower reinsurers, including 11.7% with “NR—not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 11.0% of our losses recoverable at June 30, 2009. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 106.4% of its loss recoverable obligations.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,058.3 million at June 30, 2009 compared to $2,938.2 million at December 31, 2008, an increase of 4.1%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the six months ended June 30, 2009, partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the six months ended June 30, 2009, we paid $263.1 million in property and casualty losses and recorded gross favorable development on prior period reserves of $45.1 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,389.1 million at June 30, 2009 compared to $1,367.0 million at December 31, 2008. The increase was principally attributable to movements in foreign exchange rates. During the six months ended June 30, 2009, we paid $55.9 million of benefit payments.

Bank loans. As described in Note 7 to our unaudited interim consolidated financial statements included herein, the non-controlling interest in Max Diversified and the related total return swap are recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions results in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. During the six months ended June 30, 2009, we paid down the notional amount of this loan by $120.0 million. At June 30, 2009, the notional amount of the loan was approximately $105.0 million.

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

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility. On December 30, 2008, Max USA repurchased $8.5 million principal amount of these notes, leaving a principal amount of $91.5 million outstanding.

Shareholders’ equity. Our shareholders’ equity increased to $1,363.5 million at June 30, 2009 from $1,280.3 million at December 31, 2008, an increase of 6.5%, principally due to the net income of $88.3 million, offset by the $4.3 million decrease in accumulated other comprehensive income and the payment of dividends of $10.3 million during the six months ended June 30, 2009.

Liquidity. We generated $42.1 million of cash from operations during the six months ended June 30, 2009 compared to generating $238.5 million for the six months ended June 30, 2008. The decrease in cash from operations is principally due to the timing of the payment of property and casualty losses, the payment of reinsurance premiums ceded, and the decrease in life and annuity premiums written. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

The casualty business we write generally has a long claim-tail, and we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves and life and annuity benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 5.2 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and loss expenses paid in any period could vary from our expectations and could have a significant and adverse effect on operating cash flow.

While we tailor our fixed maturities portfolios to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. In recent quarters our cash balance has increased as we have elected to maintain a larger cash position in the current investment environment. Our cash and cash equivalents balance is $1,008.2 million at June 30, 2009. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2009. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At June 30, 2009, Max Bermuda had approximately $1,235.0 million in statutory capital and surplus and met all minimum solvency and liquidity requirements.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of June 30, 2009, we have three letter of credit facilities totaling $695.0 million with an additional $200.0 million available subject to certain conditions, plus a fourth facility of GBP 90.0 million for our Funds at Lloyd’s commitments. As of June 30, 2009 we had $447.7 million in letters of credit utilized under the first three facilities. Under our Funds at Lloyd’s facility, GBP 63.6 million is utilized as of June 30, 2009. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at June 30, 2009. As of June 30, 2009 we were not utilizing the $20.0 million credit facility with ING and in July 2009 we elected to have it terminated.

The amount which Max Capital provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution of the payment of dividends.

Capital resources. At June 30, 2009, our capital structure consisted of common equity. Total capitalization amounted to $1,363.5 million as compared to $1,280.3 million at December 31, 2008, an increase of 6.5%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our financial obligations.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $91.5 million remains outstanding at June 30, 2009. The senior notes are guaranteed by Max Capital. As of June 30, 2009, the senior notes were assigned a senior unsecured debt rating by Standard & Poor’s Ratings Services, or S&P, A.M. Best Company, or A.M. Best, Fitch, Inc., or Fitch, and Moody’s Investors Service, Inc., or Moody’s (see table below). The senior unsecured debt ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries from each of A.M. Best, Fitch, and Moody’s (see table below). These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Capital. The Syndicates share the Lloyd’s market ratings (see table below).

At June 30, 2009, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A-(excellent)(1)	A (strong)(1)	A3(2)	Not applicable
Outlook on financial strength rating	Positive(1)	Negative(1)	Negative(2)	Not applicable
Senior notes senior unsecured debt rating(3)	bbb-	BBB+	Baa2	BBB-
Outlook on debt rating(3)	Positive	Negative	Negative	Positive
Lloyd’s financial strength rating applicable to the Syndicates(4)	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Max Bermuda, Max Specialty, Max America, Max Re Europe and Max Insurance Europe.
(2)	Applicable to Max Bermuda.
(3)	Applicable to Max USA.
(4)	Applicable to the Syndicates.

Max Capital’s board of directors declared a dividend of $0.09 per share on each of February 10, 2009 and May 4, 2009, payable on March 10, 2009 and June 1, 2009, respectively, to shareholders of record on February 24, 2009 and May 18, 2009, respectively. Max Capital’s board of directors declared a dividend of $0.10 per share on August 4, 2009, payable on September 1, 2009 to shareholders of record on August 18, 2009. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Swap loan obligation	$105,496	$105,496	$—	$—	$—
Senior notes	144,273	6,591	13,182	13,182	111,318
Operating lease obligations	25,089	6,229	10,496	6,029	2,335
Property and casualty losses	3,058,337	903,855	700,376	482,207	971,899
Life and annuity benefits	2,500,023	117,296	223,536	207,711	1,951,480
Deposit liabilities	201,186	41,800	89,452	10,986	58,948

Total	$6,034,404	$1,181,267	$1,037,042	$720,115	$3,095,980

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Losses and Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2008, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of June 30, 2009 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements at June 30, 2009 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

FASB Staff Position FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 changes the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This FSP must be adopted simultaneously with FSP FAS 157-4. We adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009 (See Note 4 of our unaudited interim consolidated financial statements).

FASB Staff Position FAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. This FSP provides additional guidance for estimating fair value in accordance with FAS 157, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This FSP must be adopted simultaneously with FSP FAS 115-1 and FAS 124-2. We adopted FSP FAS 157-4 on April 1, 2009 (See Note 5 of our unaudited interim consolidated financial statements).

FASB Staff Position FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. This FSP amends FAS 107 to require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only it if also elects to early adopt FSP FAS 157-4, and FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

FASB Staff Position EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retroactively to conform with the provisions of this FSP. Early application is not permitted. The adoption of this FSP has resulted in no change to earnings per share as previously reported for the three month and six month periods ended June 30, 2008.

Financial Accounting Standard No. 165 – Subsequent Events

In May 2009, the FASB issued Financial Accounting Standard No. 165, “Subsequent Events” or FAS 165. FAS 165 defines subsequent events as “events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued” and provides guidance as to when those events should be recognized in the financial statements. FAS 165 is largely similar to the current guidance in auditing literature with some exceptions that are not intended to result in significant changes in practice. The statement is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and should be applied prospectively. We adopted the standard during the three months ended June 30, 2009 and it has not had a material impact on the consolidated financial statements.

Financial Accounting Standard No. 168 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, the FASB launched its Accounting Standards Codification (the “Codification”). Pursuant to Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” or FAS 168, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual period ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. We do not expect the Codification to have a material impact on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employ strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of June 30, 2009, 97.5% of the securities held in our fixed maturities portfolios were rated BBB-/Baa3 or above. Our current policy is not to purchase securities rated lower than BBB-/Baa3 and to maintain a minimum weighted average credit rating quality of AA/Aa2. At June 30, 2009, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 4.0% or approximately $146.4 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 4.8% or approximately $176.2 million.

With respect to our hedge fund portfolio, we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk, as opposed to return, in the selection of each of our hedge funds. This causes us to select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual hedge funds into a portfolio of hedge funds. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve a hedge fund portfolio within Max Diversified that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

At June 30, 2009, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.0%, or approximately $4.3 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.0%, or approximately $4.3 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. At June 30, 2009, our hedge fund portfolio’s VaR was estimated to be 12.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended June 30, 2009.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for

consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of June 30, 2009.

Validus Litigation. On April 28, 2009, Validus commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC’s wholly owned subsidiary, IPC Limited, and Max Capital. The complaint alleges, among other things, that: (1) the $50.0 million termination fee contained within the Max Amalgamation Agreement is unlawful and unenforceable, (2) IPC’s board of directors breached its duty and acted otherwise than in accordance with the constitution of IPC by entering into the Max Amalgamation Agreement and (3) IPC’s board of directors continues to breach its duty by acting in accordance with the provisions in the Max Amalgamation Agreement providing for the termination fee and the restrictions on entering into discussions with third parties regarding acquisition proposals. Through the lawsuit, Validus seeks declaratory and injunctive relief to prevent IPC and IPC Limited from paying any portion of the $50.0 million termination fee to Max Capital and from taking any steps to give effect to the non-solicitation provisions in the Max Amalgamation Agreement. The parties agreed to stay the proceedings in June 2009. Subsequently, on June 12, 2009, Max Capital terminated the Max Amalgamation Agreement. On July 9, 2009, IPC and Validus entered into an agreement and plan of amalgamation and IPC paid to Max Capital the $50.0 million termination fee pursuant to the terms of the Max Amalgamation Agreement. As of August 6, 2009, the lawsuit has not been dismissed.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 19, 2009 and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 filed on May 11, 2009.

The risk factors appearing in the above referenced Form 10-Q under the headings “Risks Related to the Amalgamation” and “Risks Related to the Combined Entity Following the Amalgamation” should be deleted in their entirety.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2001, our board of directors approved a share-repurchase program providing for repurchases of up to $15.0 million of Max Capital’s common shares. The repurchase program has been increased from time to time at the election of our board of directors. In December 2007 and February 2008, our board of directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market or privately negotiated transactions. During the three months ended June 30, 2009, $2.1 million had been expended to repurchase 111,000 shares.

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2009 to April 30, 2009)	—	$—	—	$69.8 million
(May 1, 2009 to May 31, 2009)(1)	—	—	—	$69.8 million
(June 1, 2009 to June 30, 2009)(1)	111,000	18.80	111,000	$67.7 million

Total (April 1, 2009 to June 30, 2009)(1)	111,000	$18.80	111,000	$67.7 million

(1)

Max Capital’s share repurchase policy permits repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting until 10 days prior to quarter-end.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Special Meeting of Shareholders. Max Capital held its Special General Meeting of Shareholders on June 12, 2009. For more information on the following proposals, see Max Capital’s proxy statement filed with the SEC on May 7, 2009 and the supplement to such proxy statement filed with the SEC on June 5, 2009.

(1) The shareholders approved an amendment to Max Capital’s bye-laws to permit for the simple majority approval of an amalgamation:

FOR	51,524,357
AGAINST	157,299
ABSTAIN	52,508

(2) The shareholders adopted the Max Amalgamation Agreement and approved the Amalgamation:

FOR	47,737,809
AGAINST	3,945,795
ABSTAIN	50,560

ITEM 5.	Other Information

(a) We are holding our 2009 Annual Meeting of Shareholders on November 2, 2009, which we refer to as the 2009 Annual Meeting. In 2008, the annual meeting of shareholders was held on May 5, 2008. As the date of the 2009 Annual Meeting has been delayed by more than 30 days from the date of our previous annual meeting, in accordance with the applicable rules of the SEC, we are hereby notifying our shareholders of the new meeting date for the 2009 Annual Meeting. We will be mailing the notice of internet availability in connection with the 2009 Annual Meeting on or about September 22, 2009. In light of this anticipated mailing schedule, we are notifying our shareholders that August 31, 2009 is the new date for submitting shareholder proposals for inclusion in our proxy statement for the 2009 Annual Meeting. We believe that such a deadline provides a reasonable time before the mailing of our proxy materials for the 2009 Annual Meeting. Shareholder proposals received by us after August 31, 2009 will be considered untimely and will not be included in our proxy statement for the 2009 Annual Meeting. The record date for the 2009 Annual Meeting is August 31, 2009.

(b) Zack H. Bacon, a director of Max Capital whose term expires in November 2009, advised us on August 5, 2009 of his intention not to seek re-election at the 2009 Annual Meeting.

ITEM 6.	Exhibits

Exhibit	Description
2.1	Waiver of Certain Terms in the Agreement and Plan of Amalgamation, dated as of June 4, 2009, among IPC Holdings, Ltd., IPC Limited and Max Capital Group Ltd. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. Marston Becker
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	August 6, 2009

/s/ Joseph W. Roberts
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2009