Form 10-Q
period 2009-09-30
MAX CAPITAL GROUP LTD.
filed 2009-11-06
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of October 30, 2009 was 57,013,063.

MAX CAPITAL GROUP LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,056,011	$949,404
Fixed maturities, trading at fair value (amortized cost: 2009 - $71,521; 2008 - $60,127)	74,337	61,820
Fixed maturities, available for sale, at fair value (amortized cost: 2009 - $2,822,114; 2008 - $3,607,062)	2,872,146	3,592,039
Fixed maturities, held to maturity at amortized cost (fair value: 2009 - $1,069,245; 2008 - $nil)	1,026,244	—
Other investments, at fair value	389,515	753,658
Accrued interest income	52,145	52,882
Premiums receivable	546,195	554,845
Losses and benefits recoverable from reinsurers	985,614	846,622
Deferred acquisition costs	66,451	51,337
Prepaid reinsurance premiums	206,924	192,889
Trades pending settlement	38,217	85,727
Other assets	114,947	110,772

Total assets	$7,428,746	$7,251,995

LIABILITIES
Property and casualty losses	$3,159,156	$2,938,171
Life and annuity benefits	1,415,836	1,366,976
Deposit liabilities	152,638	219,260
Funds withheld from reinsurers	142,384	164,157
Unearned property and casualty premiums	676,342	574,134
Reinsurance balances payable	151,615	160,686
Accounts payable and accrued expenses	92,722	81,916
Bank loans	—	375,000
Senior notes	91,379	91,364

Total liabilities	5,882,072	5,971,664

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 57,013,063 shares issued and outstanding (2008 – 55,805,790)	57,013	55,806
Additional paid-in capital	773,923	763,391
Accumulated other comprehensive income (loss)	41,602	(45,399)
Retained earnings	674,136	506,533

Total shareholders’ equity	1,546,674	1,280,331

Total liabilities and shareholders’ equity	$7,428,746	$7,251,995

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Gross premiums written	$265,886	$206,260	$1,096,668	$882,186
Reinsurance premiums ceded	(83,290)	(96,061)	(377,338)	(299,851)

Net premiums written	$182,596	$110,199	$719,330	$582,335

Earned premiums	$329,869	$238,378	$993,871	$760,676
Earned premiums ceded	(121,853)	(96,789)	(366,788)	(248,665)

Net premiums earned	208,016	141,589	627,083	512,011
Net investment income	42,830	45,265	125,073	137,398
Net gains (losses) on other investments	23,275	(158,756)	62,693	(144,990)
Net realized gains (losses) on fixed maturities	1,253	(3,793)	1,747	(1,024)
Total other-than-temporary impairment losses	—	(13,757)	(5,190)	(16,887)
Portion of loss recognized in other comprehensive income (loss), before taxes	(139)	—	3,037	—

Net impairment losses recognized in earnings	(139)	(13,757)	(2,153)	(16,887)
Other income	819	(423)	3,099	1,001

Total revenues	276,054	10,125	817,542	487,509

LOSSES AND EXPENSES
Net losses and loss expenses	131,778	106,834	378,729	278,585
Claims and policy benefits	14,378	14,000	84,117	137,175
Acquisition costs	27,997	13,896	73,686	35,743
Interest expense	5,971	4,501	14,654	20,547
Net foreign exchange losses (gains)	406	1,971	(6,474)	1,984
Merger and acquisition expenses	(41,350)	(500)	(31,342)	3,488
General and administrative expenses	40,372	31,837	115,537	90,048

Total losses and expenses	179,552	$172,539	628,907	$567,570

INCOME (LOSS) BEFORE TAXES	96,502	(162,414)	188,635	(80,061)
Income tax expense	1,176	773	5,012	1,174

NET INCOME (LOSS)	95,326	$(163,187)	183,623	$(81,235)

Change in net unrealized gains and losses of fixed maturities, net of tax	95,794	(40,127)	66,629	(108,939)
Foreign currency translation adjustment	(4,462)	(9,116)	20,372	(17,469)

COMPREHENSIVE INCOME (LOSS)	$186,658	$(212,430)	$270,624	$(207,643)

Basic earnings per share	$1.67	$(2.89)	$3.22	$(1.43)

Diluted earnings per share (1)	$1.64	$(2.89)	$3.18	$(1.43)

Weighted average common shares outstanding—basic	57,233,115	56,385,134	56,978,901	56,660,457

Weighted average common shares outstanding—diluted (1)	58,210,501	56,385,134	57,677,996	56,660,457

(1)	Diluted earnings per share calculations use weighted average common shares outstanding-basic, when in a net loss position.

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2009	2008
Common shares
Balance, beginning of period	$55,806	$57,515
Issuance of common shares, net	1,529	2,315
Repurchase of shares	(322)	(3,860)

Balance, end of period	57,013	55,970

Additional paid-in capital
Balance, beginning of period	763,391	844,455
Issuance of common shares, net	457	2,677
Stock based compensation expense	16,124	14,726
Repurchase of shares	(6,049)	(102,380)

Balance, end of period	773,923	759,478

Accumulated other comprehensive income (loss)
Balance, beginning of period	(45,399)	(20,341)
Holding gains (losses) on available for sale securities arising in period, net of tax	66,650	(122,677)
Net realized losses on available for sale securities included in net income, net of tax	3,016	13,738
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(3,037)	—
Foreign currency translation adjustment	20,372	(17,469)

Balance, end of period	41,602	(146,749)

Retained earnings
Balance, beginning of period	506,533	702,265
Net income (loss)	183,623	(81,235)
Dividends paid	(16,020)	(15,247)

Balance, end of period	674,136	605,783

Total shareholders’ equity	$1,546,674	$1,274,482

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$183,623	$(81,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	16,124	14,726
Amortization of premium on fixed maturities	2,503	3,771
Accretion of deposit liabilities	2,078	3,649
Net (gains) losses on other investments	(62,693)	144,990
Net realized (gains) losses on fixed maturities	(1,747)	1,024
Net impairment losses recognized in earnings	2,153	16,887
Changes in:
Accrued interest income	820	1,461
Premiums receivable	12,894	(72,295)
Losses and benefits recoverable from reinsurers	(130,985)	(140,869)
Deferred acquisition costs	(13,645)	(7,381)
Prepaid reinsurance premiums	(11,907)	(51,004)
Other assets	(2,624)	17,135
Property and casualty losses	183,163	247,334
Life and annuity benefits	508	55,057
Funds withheld from reinsurers	(21,773)	(10,306)
Unearned property and casualty premiums	92,046	121,510
Reinsurance balances payable	(10,515)	48,358
Accounts payable and accrued expenses	9,828	36,821

Cash provided by operating activities	249,851	349,633

INVESTING ACTIVITIES
Purchases of available for sale securities	(783,451)	(630,760)
Sales of available for sale securities	175,465	261,290
Redemptions of available for sale securities	479,310	441,634
Purchases of trading securities	(40,691)	—
Sales of trading securities	28,887	—
Redemptions of trading securities	5,094	—
Purchases of held to maturity securities	(33,647)	—
Net sales of other investments	462,501	28,251
Acquisition of subsidiary, net of cash acquired	—	(29,941)

Cash provided by investing activities	293,468	70,474

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,986	4,992
Repurchase of common shares	(6,371)	(106,240)
Dividends paid	(16,020)	(15,247)
Repayments of bank loans	(375,000)	(35,000)
Additions to deposit liabilities	12,422	15,762
Payments of deposit liabilities	(80,748)	(21,011)

Cash used in financing activities	(463,731)	(156,744)

Effect of exchange rate on foreign currency cash	27,019	(8,090)
Net increase in cash and cash equivalents	106,607	255,273
Cash and cash equivalents, beginning of period	949,404	397,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,056,011	$652,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $4,943 and $14,892 for the nine months ended September 30, 2009 and 2008, respectively.

Corporate taxes paid totaled $310 and $185 for the nine months ended September 30, 2009 and 2008, respectively.

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

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These include the reclassification of other-than-temporary impairment losses to be presented separately from net realized gains and losses on fixed maturities and the reclassification of merger and acquisition expenses to be presented separately from general and administrative expenses in the consolidated statements of income and comprehensive income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2009-01 – The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, the FASB launched its Accounting Standards Codification (the “Codification”). The Codification became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification did not have a material impact on the Company’s consolidated financial statements.

ASU 2009-05, Fair Value Measurements and Disclosures (820) – Measuring Liabilities at Fair Value

ASU 2009-05 allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The guidance is effective for interim and annual periods beginning after August 27, 2009 and applied to all fair value measurements of liabilities. This accounting standards update is not expected to have a material impact on the Company’s consolidated financial statements.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

ASU 2009-12, Fair Value Measurements and Disclosures (820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)

ASU 2009-12 expands the circumstances in which a practical expedient may be used to estimate fair value to include investments in foreign and other entities that have attributes of investment companies and report net asset value or its equivalent to their investors. The practical expedient cannot be used for investments that have a readily determinable fair value. The ASU sets forth disclosure requirements for investments within its scope. The amendments in ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company has not early adopted this accounting standards update, however, the Company already makes use of reported net asset value to measure fair value for its other investments and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

In the three months ended March 31, 2009 the Company adopted a new accounting standard (in accordance with ASC 260-10-45) which requires share based compensation awards that qualify as participating securities to be included in basic earnings per share using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. The pronouncement became effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period earnings per share data presented are adjusted retroactively to conform to the pronouncement. The adoption resulted in no change to earnings per share as previously reported for the three month and nine month periods ended September 30, 2008.

4. SEGMENT INFORMATION

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

In contrast, invested assets relating to the Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and life and annuity segments are managed on an aggregated basis. Consequently, investment income on this consolidated portfolio and gains on other investments are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property) and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to our corporate function for the purposes of segment reporting.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of operations by segment for the three and nine months ended September 30, 2009 and 2008 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2009
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Gross premiums written	$81,134	$94,118	$69,419	$21,087	$265,758	$128	$—	$265,886
Reinsurance premiums ceded	(41,884)	(11,106)	(26,259)	(4,015)	(83,264)	(26)	—	(83,290)

Net premiums written	$39,250	$83,012	$43,160	$17,072	$182,494	$102	$—	$182,596

Earned premiums	$103,961	$128,458	$68,175	$29,147	$329,741	$128	$—	$329,869
Earned premiums ceded	(54,814)	(25,367)	(37,074)	(4,572)	(121,827)	(26)	—	(121,853)

Net premiums earned	49,147	103,091	31,101	24,575	207,914	102	—	208,016
Net investment income	5,898	10,404	1,461	1,749	19,512	13,143	10,175	42,830
Net gains on other investments	1,298	3,040	—	—	4,338	11,932	7,005	23,275
Net realized gains (losses) on fixed maturities	—	—	—	1,400	1,400	—	(147)	1,253
Net impairment losses recognized in earnings	—	—	—	—	—	—	(139)	(139)
Other income	91	—	52	(33)	110	—	709	819

Total revenues	56,434	116,535	32,614	27,691	233,274	25,177	17,603	276,054

Net losses and loss expenses	31,756	68,728	21,266	10,028	131,778	—	—	131,778
Claims and policy benefits	—	—	—	—	—	14,378	—	14,378
Acquisition costs	369	20,299	1,926	5,250	27,844	153	—	27,997
Interest expense	—	1,706	—	—	1,706	2,349	1,916	5,971
Net foreign exchange losses	—	—	—	42	42	—	364	406
Merger and acquisition expenses	—	—	—	—	—	—	(41,350)	(41,350)
General and administrative expenses	7,281	8,857	7,804	5,423	29,365	829	10,178	40,372

Total losses and expenses	39,406	99,590	30,996	20,743	190,735	17,709	(28,892)	179,552

Income before taxes	$17,028	$16,945	$1,618	$6,948	$42,539	$7,468	$46,495	$96,502

Loss ratio *	64.6%	66.7%	68.4%	40.8%	63.4%	***
Combined ratio **	80.2%	94.9%	99.7%	84.2%	90.9%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30, 2009
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Gross premiums written	$302,727	$422,296	$219,268	$110,629	$1,054,920	$41,748	$—	$1,096,668
Reinsurance premiums ceded	(146,076)	(80,574)	(118,579)	(31,963)	(377,192)	(146)	—	(377,338)

Net premiums written	$156,651	$341,722	$100,689	$78,666	$677,728	$41,602	$—	$719,330

Earned premiums	$307,709	$364,994	$185,609	$93,811	$952,123	$41,748	$—	$993,871
Earned premiums ceded	(157,710)	(74,711)	(111,682)	(22,539)	(366,642)	(146)	—	(366,788)

Net premiums earned	149,999	290,283	73,927	71,272	585,481	41,602	—	627,083
Net investment income	16,861	29,607	4,549	3,216	54,233	37,626	33,214	125,073
Net gains on other investments	3,537	8,467	—	—	12,004	29,146	21,543	62,693
Net realized gains (losses) on fixed maturities	—	—	148	2,587	2,735	—	(988)	1,747
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,153)	(2,153)
Other income	1,238	12	272	475	1,997	—	1,102	3,099

Total revenues	171,635	328,369	78,896	77,550	656,450	108,374	52,718	817,542

Net losses and loss expenses	106,029	192,756	46,500	33,444	378,729	—	—	378,729
Claims and policy benefits	—	—	—	—	—	84,117	—	84,117
Acquisition costs	(1,503)	53,496	5,873	14,797	72,663	1,023	—	73,686
Interest expense	—	2,400	—	—	2,400	2,803	9,451	14,654
Net foreign exchange gains	—	—	—	(5,124)	(5,124)	—	(1,350)	(6,474)
Merger and acquisition expenses	—	—	—	—	—	—	(31,342)	(31,342)
General and administrative expenses	17,825	23,604	21,195	15,856	78,480	2,180	34,877	115,537

Total losses and expenses	122,351	272,256	73,568	58,973	527,148	90,123	11,636	628,907

Income before taxes	$49,284	$56,113	$5,328	$18,577	$129,302	$18,251	$41,082	$188,635

Loss ratio *	70.7%	66.4%	62.9%	46.9%	64.7%	***
Combined ratio **	81.6%	93.0%	99.5%	89.9%	90.5%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2008
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s (a)	Total	Reinsurance	Corporate	Consolidated
Gross premiums written	$80,908	$72,458	$52,894	$—	$206,260	$—	$—	$206,260
Reinsurance premiums ceded	(38,316)	(27,210)	(30,535)	—	(96,061)	—	—	(96,061)

Net premiums written	$42,592	$45,248	$22,359	$—	$110,199	$—	$—	$110,199

Earned premiums	$93,264	$110,132	$34,982	$—	$238,378	$—	$—	$238,378
Earned premiums ceded	(47,013)	(28,054)	(21,722)	—	(96,789)	—	—	(96,789)

Net premiums earned	46,251	82,078	13,260	—	141,589	—	—	141,589
Net investment income	4,933	8,360	1,753	—	15,046	9,347	20,872	45,265
Net losses on other investments	(14,937)	(32,637)	—	—	(47,574)	(65,286)	(45,896)	(158,756)
Net realized losses on fixed maturities	—	—	(523)	—	(523)	—	(3,270)	(3,793)
Net impairment losses recognized in earnings	—	—	—	—	—	—	(13,757)	(13,757)
Other income	—	—	140	—	140	—	(563)	(423)

Total revenues	36,247	57,801	14,630	—	108,678	(55,939)	(42,614)	10,125

Net losses and loss expenses	39,014	58,990	8,830	—	106,834	—	—	106,834
Claims and policy benefits	—	—	—	—	—	14,000	—	14,000
Acquisition costs	(743)	12,668	1,773	—	13,698	198	—	13,896
Interest expense	—	(63)	—	—	(63)	(148)	4,712	4,501
Net foreign exchange losses	—	—	—	—	—	—	1,971	1,971
Merger and acquisition expenses	—	—	—	—	—	—	(500)	(500)
General and administrative expenses	5,200	6,186	8,323	—	19,709	782	11,346	31,837

Total losses and expenses	43,471	77,781	18,926	—	140,178	14,832	17,529	172,539

Loss before taxes	$(7,224)	$(19,980)	$(4,296)	$—	$(31,500)	$(70,771)	$(60,143)	$(162,414)

Loss ratio *	84.4%	71.9%	66.6%	—	75.5%	***
Combined ratio **	94.0%	94.8%	142.7%	—	99.0%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(a)	The results of operations for the Max at Lloyd’s segment are consolidated only from November 6, 2008, the date Max at Lloyd’s was acquired.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30, 2008
	Property & Casualty					Life & Annuity
	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s (a)	Total	Reinsurance	Corporate	Consolidated
Gross premiums written	$276,288	$377,485	$134,162	$—	$787,935	$94,251	$—	$882,186
Reinsurance premiums ceded	(133,099)	(85,133)	(81,334)	—	(299,566)	(285)	—	(299,851)

Net premiums written	$143,189	$292,352	$52,828	$—	$488,369	$93,966	$—	$582,335

Earned premiums	$278,092	$310,663	$77,670	$—	$666,425	$94,251	$—	$760,676
Earned premiums ceded	(140,991)	(57,817)	(49,571)	—	(248,379)	(286)	—	(248,665)

Net premiums earned	137,101	252,846	28,099	—	418,046	93,965	—	512,011
Net investment income	13,313	27,797	5,563	—	46,673	29,932	60,793	137,398
Net losses on other investments	(13,576)	(29,638)	—	—	(43,214)	(58,751)	(43,025)	(144,990)
Net realized losses on fixed maturities	—	—	(523)	—	(523)	—	(501)	(1,024)
Net impairment losses recognized in earnings	—	—	—	—	—	—	(16,887)	(16,887)
Other income	1,112	—	140	—	1,252	—	(251)	1,001

Total revenues	137,950	251,005	33,279	—	422,234	65,146	129	487,509

Net losses and loss expenses	108,819	150,326	19,440	—	278,585	—	—	278,585
Claims and policy benefits	—	—	—	—	—	137,175	—	137,175
Acquisition costs	(1,945)	35,174	2,058	—	35,287	456	—	35,743
Interest expense	—	2,382	—	—	2,382	2,096	16,069	20,547
Net foreign exchange losses	—	—	—	—	—	—	1,984	1,984
Merger and acquisition expenses	—	—	—	—	—	—	3,488	3,488
General and administrative expenses	16,052	21,981	20,599	—	58,632	2,273	29,143	90,048

Total losses and expenses	122,926	209,863	42,097	—	374,886	142,000	50,684	567,570

Income (loss) before taxes	$15,024	$41,142	$(8,818)	$—	$47,348	$(76,854)	$(50,555)	$(80,061)

Loss ratio *	79.4%	59.5%	69.2%	—	66.6%	***
Combined ratio **	89.7%	82.1%	149.8%	—	89.1%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(a)	The results of operations for the Max at Lloyd’s segment are consolidated only from November 6, 2008, the date Max at Lloyd’s was acquired.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial information related to property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2009 and 2008 were:

	Nine Months Ended September 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$844,638	$651,681
Gross premiums written - Europe	128,722	103,405
Gross premiums written - Rest of the world	81,560	32,849
Reinsurance ceded - North America	(300,087)	(263,617)
Reinsurance ceded - Europe	(64,289)	(25,530)
Reinsurance ceded - Rest of the world	(12,816)	(10,419)

	$677,728	$488,369

The largest client in each of the nine month periods ended September 30, 2009 and 2008 accounted for 5.4% and 9.3% of the Company’s property and casualty gross premiums written, respectively.

Financial information related to life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2009 and 2008 were:

	Nine Months Ended September 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$41,748	$1,430
Gross premiums written - Europe	—	92,821
Reinsurance ceded - North America	(146)	(285)
Reinsurance ceded - Europe	—	—

	$41,602	$93,966

The largest client in each of the nine month periods ended September 30, 2009 and 2008 accounted for 97.9% and 98.5% of the Company’s life and annuity gross premiums written, respectively. One reinsurance transaction was written in each period, with the remainder of the gross premiums written comprising adjustment premiums on prior transactions.

5. INVESTMENTS

Transfer of Available for Sale Securities to Held to Maturity

The Company implemented a strategy in the three months ended September 30, 2009 to hold certain fixed income securities to maturity. Because the Company has the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, the held to maturity portfolio is recorded at amortized cost in the consolidated balance sheet and is no longer recorded at fair value. The held to maturity portfolio is comprised principally of long duration government and corporate debt securities. The Company believes this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of the Company’s long-term liabilities. The fair value of those securities transferred was $952.7 million on the date of reclassification, and this became the new cost base. The unrealized appreciation at the date of the transfer continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $17.7 million and $17.4 million of this balance remains unamortized at September 30, 2009.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fixed Maturities – Available for Sale

The fair values and amortized cost of available for sale fixed maturities at September 30, 2009 and December 31, 2008 were:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
September 30, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. Government and Agencies	$397,988	$19,378	$(738)	$—	$416,628
Non-U.S. Government	97,649	3,697	(983)	—	100,363
Corporate Securities	1,136,165	42,088	(12,953)	—	1,165,300
Municipal Securities	66,411	2,430	(211)	—	68,630
Asset-Backed Securities	167,555	1,195	(16,478)	(1,466)	150,806
Residential Mortgage-Backed Securities(1)	676,654	24,018	(10,950)	(581)	689,141
Commercial Mortgage-Backed Securities	279,692	14,240	(12,654)	—	281,278

	$2,822,114	$107,046	$(54,967)	$(2,047)	$2,872,146

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$362,391	$43,664	$—	$406,055
Non-U.S. Government	610,057	52,648	(1,912)	660,793
Corporate Securities	1,464,566	20,908	(59,037)	1,426,437
Municipal Securities	47,842	1,232	(477)	48,597
Asset-Backed Securities	216,991	84	(38,521)	178,554
Residential Mortgage-Backed Securities(1)	717,531	13,575	(31,719)	699,387
Commercial Mortgage-Backed Securities	187,684	538	(16,006)	172,216

	$3,607,062	$132,649	$(147,672)	$3,592,039

(1)	Included within Residential Mortgage-Backed Securities are securities issued by U.S. Agencies with a fair value of $610,001 (2008—$573,745).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. Government and Agencies(1)	$1,026,629	35.8	$979,800	27.3
AAA	651,448	22.7	1,524,501	42.4
AA	293,207	10.2	396,229	11.0
A	637,822	22.2	621,996	17.3
BBB	141,751	4.9	59,432	1.7
BB	32,607	1.1	4,161	0.1
B or lower	88,682	3.1	5,920	0.2

	$2,872,146	100.0	$3,592,039	100.0

(1)	Included within U.S. Government and Agencies are Residential Mortgage-Backed Securities issued by U.S. Agencies with a fair value of $610,001 (2008—$573,745).

The maturity distribution for available for sale fixed maturities held at September 30, 2009 was as follows:

	Amortized Cost	Fair Value
Within one year	$294,921	$298,850
After one year through five years	899,038	929,088
After five years through ten years	407,551	422,930
More than ten years	1,220,604	1,221,278

	$2,822,114	$2,872,146

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities – Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities at September 30, 2009 were:

			Gross Unrealized Losses
September 30, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. Government and Agencies	$14,041	$534	$—	$—	$14,575
Non-U.S. Government	585,906	22,892	—	—	608,798
Corporate Securities	426,297	19,575	—	—	445,872

	$1,026,244	$43,001	$—	$—	$1,069,245

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities at September 30, 2009.

	September 30, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	%
U.S. Government and Agencies	$14,575	1.4
AAA	762,815	71.3
AA	110,348	10.3
A	166,412	15.6
BBB	13,582	1.3
BB	—	—
B or lower	1,513	0.1

	$1,069,245	100.0

The maturity distribution for held to maturity fixed maturities held at September 30, 2009 was as follows:

	Amortized Cost	Fair Value
Within one year	$25,792	$25,955
After one year through five years	130,925	133,912
After five years through ten years	138,890	145,481
More than ten years	730,637	763,897

	$1,026,244	$1,069,245

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the nine months ended September 30, 2009 and 2008 was:

	Nine Months Ended September 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$130,058	$143,199
Interest earned on funds withheld	516	650
Amortization of premium on fixed maturities	(2,503)	(3,771)
Investment expenses	(2,998)	(2,680)

	$125,073	$137,398

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net Realized Gains and Losses

The net realized gains and losses and the change in net unrealized gains and losses on fixed maturities for the nine months ended September 30, 2009 and 2008 were:

	Nine Months Ended September 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Net realized gains and losses:
Gross realized gains on available for sale securities	$6,550	$7,070
Gross realized losses on available for sale securities	(7,898)	(8,094)
Net realized and unrealized gains and losses on trading securities	2,587	—
Change in fair value of derivatives	508	—

Net realized gains (losses) on fixed maturities	$1,747	$(1,024)

Net other-than-temporary impairment losses recognized in earnings	$(2,153)	$(16,887)

Change in net unrealized gains and losses on available for sale fixed maturities, before tax	$65,055	$(109,720)

For the nine month period ended September 30, 2009, the change in fair value of derivatives of $0.5 million relates to equity call options embedded in certain convertible bonds. For the nine month period ended September 30, 2008, included in net realized losses on fixed maturities is a realized loss of $3.8 million on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of the Company’s holdings of U.S. government securities.

Other-Than-Temporary Impairment

The Company endeavors to tailor the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a security is held there will be periods, perhaps greater than twelve months, when the investment’s fair value is less than its cost, resulting in unrealized losses.

Any other-than-temporary impairment (“OTTI”) related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) an entity has the intent to sell the debt security or (b) it is more likely than not that the entity will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. This policy was adopted as at April 1, 2009.

The Company was required to record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). To determine whether a cumulative effect adjustment is required, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other non-credit factors. The Company estimated that all of the OTTI previously recorded through earnings related to specific credit losses and therefore no cumulative effect adjustment was required.

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

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company recorded $0.1 million of OTTI in earnings for the three months ended September 30, 2009, all of which related to estimated credit losses. The Company recorded $2.2 million of OTTI in earnings for the nine months ended September 30, 2009, of which $1.9 million related to estimated credit losses.

The following methodology and significant inputs were used to determine the estimated credit losses during the three and nine months ended September 30, 2009:

•

Corporate securities ($nil and $1.4 million credit loss recognized for the three and nine months ended September 30, 2009) — the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security;

•

Mortgage backed securities ($0.1 million and $0.4 million credit loss recognized for the three and nine months ended September 30, 2009) — the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. The Company reviews the process used by each investment manager in developing their analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•

Asset backed securities ($nil and $0.1 million credit loss recognized for the three and nine months ended September 30, 2009) — the Company utilized underlying data for each security provided by investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Fixed maturities with unrealized losses, and the duration of such conditions as of September 30, 2009 and as of December 31, 2008, were:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2009 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$11,121	$738	$—	$—	$11,121	$738
Non-U.S. Government	22,242	983	—	—	22,242	983
Corporate Securities	222,151	12,948	585	5	222,736	12,953
Municipal Securities	6,097	211	—	—	6,097	211
Asset Backed Securities	103,848	17,092	2,064	852	105,912	17,944
Residential Mortgage-Backed Securities	84,742	11,530	1,300	1	86,042	11,531
Commercial Mortgage-Backed Securities	95,118	12,653	1,459	1	96,577	12,654

	$545,319	$56,155	$5,408	$859	$550,727	$57,014

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2008 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$—	$—	$—	$—	$—	$—
Non-U.S. Government	44,103	1,912	—	—	44,103	1,912
Corporate Securities	781,724	58,190	8,097	847	789,821	59,037
Municipal Securities	12,569	477	—	—	12,569	477
Asset-Backed Securities	169,628	38,215	1,540	306	171,168	38,521
Residential Mortgage-Backed Securities	141,774	31,467	1,287	252	143,061	31,719
Commercial Mortgage-Backed Securities	133,571	15,910	1,175	96	134,746	16,006

	$1,283,369	$146,171	$12,099	$1,501	$1,295,468	$147,672

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Of the total holding of 1,403 (2008 – 1,333) available for sale securities, 242 (2008 – 614) had unrealized losses at September 30, 2009.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months and six months ended September 30, 2009:

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Expressed in thousands of U.S. Dollars)
Beginning balance at July 1, 2009	$466
Addition for credit loss impairment recognized in the current period on securities previously impaired	139

Ending balance at September 30, 2009	$605

(Expressed in thousands of U.S. Dollars)
Beginning balance at March 31, 2009	$—
Credit losses remaining in retained earnings related to accounting standard adoption	—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	605

Ending balance at September 30, 2009	$605

Other Investments

Other investments comprise the Company’s investment in hedge funds and the Company’s investment in Grand Central Re Limited (“Grand Central Re”), a private equity investment. Together, the hedge funds and the private equity investment are referred to as the Company’s “hedge fund portfolio.”

The distribution of the hedge fund portfolio by investment strategy as at September 30, 2009 and December 31, 2008 was:

	September 30, 2009		December 31, 2008
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Convertible arbitrage	$—	—%	$10,650	1.4%
Distressed securities	75,003	19.3%	115,900	15.4%
Diversified arbitrage	35,289	9.1%	46,034	6.1%
Emerging markets	29,174	7.5%	39,683	5.3%
Event-driven arbitrage	56,110	14.4%	75,205	9.9%
Fixed income arbitrage	17,029	4.4%	30,881	4.1%
Global macro	43,634	11.2%	87,304	11.6%
Long/short credit	11,083	2.8%	38,581	5.1%
Long/short equity	116,893	30.0%	290,224	38.5%
Opportunistic	2,772	0.7%	14,746	2.0%

Total hedge funds	386,987	99.4%	749,208	99.4%
Reinsurance private equity	2,528	0.6%	4,450	0.6%

Total other investments	$389,515	100.0%	$753,658	100.0%

Cash and cash equivalent balances of $105.6 million and $133.4 million held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. Redemptions receivable of $62.4 million and $98.1 million held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As of September 30, 2009, the hedge fund portfolio employed nine strategies invested in 31 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

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

Of the Company’s September 30, 2009 outstanding redemptions receivable of $62.4 million, none of which is gated, $37.5 million was received in cash prior to November 6, 2009. The fair value of the Company’s holdings in funds with gates imposed as at September 30, 2009 is $38.8 million (December 31, 2008—$42.7 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at September 30, 2009, the fair value of our hedge funds held in side-pockets is $108.3 million (December 31, 2008—$113.4 million).

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Restricted cash

As at September 30, 2009, $377.0 million of cash and cash equivalents (December 31, 2008—$ 449.8 million) were deposited, pledged or held in escrow accounts in favor of ceding companies, other counterparties and regulatory authorities. Certain of these deposits can be substituted with fixed maturity securities at the Company’s option, subject to the counter party approval.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy, which is based on the quality of inputs used to measure fair value, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

To the extent an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.

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

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the fair value hierarchy.

At September 30, 2009, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored agency securities, certain foreign government securities and all other fixed maturity securities.

Investments in hedge funds comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net gains on other investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. The Company believes the reported net asset value represents the fair value market participants would apply to an interest in the fund. These funds are classified as Level 3 in the fair value hierarchy. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

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

Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. Based on the review process applied by management, a reduction of $0.7 million was made to the net asset values reported by the fund managers as at September 30, 2009 (December 31, 2008—$2.0 million) to adjust the carrying value of the funds to the Company’s best estimate of fair value.

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

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2009.

September 30, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. Government and Agencies	$153,461	$284,506	$—	$437,967
Non-U.S. Government	—	100,363	—	100,363
Corporate Securities	—	1,210,951	—	1,210,951
Municipal Securities	—	68,630	—	68,630
Asset-Backed Securities	—	151,299	—	151,299
Residential Mortgage-Backed Securities	—	689,497	—	689,497
Commercial Mortgage-Backed Securities	—	287,776	—	287,776

Total fixed maturities	153,461	2,793,022	—	2,946,483
Other investments	—	—	386,987	386,987
Derivative asset	—	1,457	—	1,457

	$153,461	$2,794,479	$386,987	$3,334,927

December 31, 2008 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. Government and Agencies	$129,147	$277,981	$—	$407,128
Non-U.S. Government	—	662,566	—	662,566
Corporate Securities	—	1,471,379	—	1,471,379
Municipal Securities	—	48,597	—	48,597
Asset-Backed Securities	—	178,554	—	178,554
Residential Mortgage-Backed Securities	—	713,419	—	713,419
Commercial Mortgage-Backed Securities	—	172,216	—	172,216

Total fixed maturities	129,147	3,524,712	—	3,653,859
Other investments	—	—	749,208	749,208

	$129,147	$3,524,712	$749,208	$4,403,067

The other investments above do not include a private equity investment of $2.5 million and $4.5 million at September 30, 2009 and December 31, 2008, respectively, in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and nine months ended September 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at July 1, 2009	$—	$434,149	$—	$434,149
Total gains or losses (realized/unrealized)
Included in net income	—	23,307	—	23,307
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(70,469)	—	(70,469)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at September 30, 2009	$—	$386,987	$—	$386,987

The amount of total gains or losses for the three months ended September 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$23,223	$—	$23,223

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total

Beginning balance at January 1, 2009	$—	$749,208	$—	$749,208
Total gains or losses (realized/unrealized)
Included in net income	—	62,178	—	62,178
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(424,399)	—	(424,399)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at September 30, 2009	$—	$386,987	$—	$386,987

The amount of total gains or losses for the nine months ended September 30, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—	$55,129	$—	$55,129

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at July 1, 2008	$—	$19,178	$552	$19,730
Total gains or losses (realized/unrealized)
Included in net income	—	(1,282)	(664)	(1,946)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	5,375	—	5,375

Ending balance at September 30, 2008	$—	$23,271	$(112)	$23,159

The amount of total gains or losses for the three months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$(1,225)	$(664)	$(1,889)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	(772)	(664)	(1,436)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	552	552
Transfers in and/or out of Level 3	—	6,300	—	6,300

Ending balance at September 30, 2008	$—	$23,271	$(112)	$23,159

The amount of total gains or losses for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$685	$(679)	$6

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at the fair value of the instrument. The Company participates from time to time in equity index derivative instruments to mitigate financial risks, principally arising from investment holdings. The Company also holds convertible bond securities within its available for sale fixed maturity portfolio.

As at September 30, 2009, the Company held $14.6 million in fair value of convertible bond securities, including the fair value of the equity call options embedded within. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential not the specific call option feature. The equity call option is an embedded derivative which is recorded at fair value with changes in fair value recognized in net realized gains (losses) on fixed maturities in the consolidated statements of income and

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

comprehensive income. These derivative instruments were not designated as hedging instruments. The fair value of the convertible options is estimated using an option adjusted spread model using observable market inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other assets in the consolidated balance sheets.

On April 23, 2009, the Company closed the derivative positions it had previously held in equity futures contracts denominated in U.S. dollars, Japanese yen, and Canadian dollars, for which the primary purpose was to manage the Company’s economic exposure to changes in the fair value of hedge fund redemptions requested but not yet received. These derivative instruments were not designated as hedging instruments. The Company records changes in the fair value of these instruments within net gains on other investments in the consolidated statements of income and comprehensive income. These derivatives were exchange-traded and the fair value was measured based on the later of the final traded price or the mid-point of the last bid-ask spread on the measurement date. The fair value of these derivatives was included within other investments in the consolidated balance sheets.

The fair values of derivative instruments at September 30, 2009 were:

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Convertible bond equity call options	Other assets	$1,457	—	$—

Total derivatives		$1,457		$—

The fair values of derivative instruments at December 31, 2008 were:

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Equity futures contracts	Other investments	$15,770	—	$—

Total derivatives		$15,770		$—

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended September 30 was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative	2008 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	Net realized gains on fixed maturities	$508	$—
Hurricane index-linked contracts	Other income	—	(664)

Total derivatives		$508	$(664)

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the nine months ended September 30 was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative	2008 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	Net realized gains on fixed maturities	$508	$—
Equity futures contracts	Net gains on other investments	8,112	—
Hurricane index-linked contracts	Other income	—	(664)

Total derivatives		$8,620	$(664)

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8. BANK LOANS

In February 2003, the Company sold shares of its subsidiary, Max Diversified Strategies Ltd. (“Max Diversified”) to a third party financial institution (the “Bank”) for a fair value of $150.0 million (the “notional amount”). Simultaneous with the sale, the Company entered into a total return swap with the Bank whereby the Company received the return earned on the Max Diversified shares in exchange for the payment of a variable rate of interest based on LIBOR plus a spread. The non-controlling interest in Max Diversified and the total return swap were recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions resulted in the notional amount being presented as a bank loan (the “swap loan”).

The swap transaction contained provisions for earlier termination at the Company’s option or in the event that the Company failed to comply with certain covenants, including maintaining a minimum financial strength rating and a minimum Max Diversified net asset value.

On August 31, 2009, the Company entered into a termination agreement with the Bank in connection with the total return swap and the sale of Max Diversified shares to the Bank. On termination of the swap, the Company repurchased all of the remaining shares held by the Bank. The balance of the swap loan was $225.0 million at December 31, 2008, $120.0 million of which was repaid during the three months ended March 31, 2009 and the remaining $105.0 million was repaid during the three months ended September 30, 2009.

At December 31, 2008 the net amount payable included in accounts payable under the total return swap was $14.9 million. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. For the three months ended September 30, 2009 and 2008, the interest expense on the swap loan was $0.3 million and $2.5 million, respectively. For the nine months ended September 30, 2009 and 2008, the interest expense on the swap loan was $2.4 million and $9.1 million respectively. Investment income earned on the invested proceeds of the swap loan for the three months ended September 30, 2009 and 2008 was approximately $0.5 million and $2.9 million respectively. Investment income earned on the invested proceeds of the swap loan for the nine months ended September 30, 2009 and 2008 was approximately $3.2 million and $9.0 million, respectively.

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

Interest expense in connection with these loans was $nil and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

9. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay a bank loan used to acquire and capitalize Max Specialty. On December 30, 2008, Max USA repurchased $8.5 million principal amount of its senior notes for $6.2 million, recognizing a gain of $2.2 million, net of deferred issuance costs. The fair value of the senior notes was $80.7 million as of September 30, 2009, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with these senior notes was $1.7 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $5.0 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively.

10. INCOME TAXES

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

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11. EQUITY CAPITAL

Max Capital’s board of directors declared a dividend of $0.10 per share on each of August 4, 2009 and November 3, 2009 payable on September 1, 2009 and November 30, 2009, respectively, to shareholders of record on August 18, 2009 and November 16, 2009, respectively. On each of February 10, 2009 and May 4, 2009, the board of directors declared a dividend of $0.09 payable on March 10, 2009 and June 1, 2009, respectively, to shareholders of record on February 24, 2009 and May 18, 2009, respectively.

During the nine months ended September 30, 2009, under the Board-approved share repurchase authorization, the Company repurchased 322,400 common shares at an average price of $19.76 per common share for a total amount of $6.4 million, including the costs incurred to effect the repurchases. As at September 30, 2009, the remaining authorization under the Company’s share repurchase program was $63.4 million.

12. RELATED PARTIES

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re, a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”). The Company owns 7.5% of the ordinary shares of Grand Central Re. Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda did not cede any new business to Grand Central Re in the nine months ended September 30, 2009.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	September 30, 2009	December 31, 2008
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$101,691	$106,203
Deposit liabilities	15,519	26,273
Funds withheld from reinsurers	111,071	137,014
Reinsurance balances payable	26,192	24,603

	Nine Months Ended September 30,
	2009	2008
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$1,198	$1,337
Earned premiums ceded	1,198	1,337
Other income	600	600
Net losses and loss expenses	(383)	(1,307)
Claims and policy benefits	3,008	802
Interest (benefit) expense	2,265	664

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

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors until November 2, 2009, served as the investment advisor for Max Diversified from April 1, 2004 until January 31, 2009. For the nine months ended September 30, 2009 and 2008, Alstra received investment advisor fees of $0.7 million and $6.2 million, respectively. During the three months ended March 31, 2009, the Company terminated its investment advisor agreement with Alstra, resulting in a termination fee of $2.0 million. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $1.9 million and $2.0 million, respectively, in respect of Max Diversified’s assets invested in an underlying fund managed by Moore Capital for the nine months ended September 30, 2009 and 2008.

All investment fees incurred on the Company’s hedge funds are included in net gains or losses on other investments in the consolidated statements of income and comprehensive income.

13. COMMITMENTS AND CONTINGENCIES

Credit Facilities

The Company has three credit facilities as of September 30, 2009. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility.

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

The third facility is Max Bermuda’s $75.0 million letter of credit facility with The Bank of Nova Scotia. Absent renewal, this facility expires on December 17, 2009.

Max Bermuda’s $20.0 million ING facility was terminated on July 21, 2009.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of September 30, 2009 and December 31, 2008:

	Credit Facilities (expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.	Total	ING Bank N.V. - FAL facility
Letter of credit facility capacity at September 30, 2009(1)	$600,000	$75,000	$—	$675,000	GBP	90,000

Letter of credit facility capacity at December 31, 2008(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Unsecured loan outstanding at September 30, 2009	$—	$—	$—	$—	GBP	—

Unsecured loan outstanding at December 31, 2008	$150,000	$—	$—	$150,000	GBP	—

Letters of credit issued and outstanding at September 30, 2009	$388,142	$50,103	$—	$438,245	GBP	63,614

Letters of credit issued and outstanding at December 31, 2008	$437,211	$43,133	$10,000	$490,344	GBP	63,614

Cash and fixed maturities at fair value pledged as collateral at September 30, 2009	$537,533	$75,883	$—	$613,416	GBP	3,614

Cash and fixed maturities at fair value pledged as collateral at December 31, 2008	$481,750	$51,717	$18,791	$552,258	GBP	3,614

(1)	Letter of credit capacity is reduced by the amount of unsecured loans outstanding.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at September 30, 2009.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

14. STOCK INCENTIVE PLANS

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

Warrants

The Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from December 22, 2009 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2008	4,735,125	4,735,125	$15.33	$5.75	$15.00-$18.00
Warrants exercised	(2,277,634)		$15.01	$5.93	$15.00-$16.00
Warrants forfeited	—

Balance, September 30, 2009	2,457,491	2,457,491	$15.62	$5.58	$15.00-$18.00

The warrants contain a “cashless exercise” provision which allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during 2009 were exercised pursuant to the cashless exercise provision, which resulted in 566,346 shares being issued for the exercise of 2,277,634 warrants.

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

The fair value of options granted during the nine months ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2009	2008
Option valuation assumptions:
Expected option life	7.0 years	3.0 years
Expected dividend yield	2.32%	1.78%
Expected volatility	34.3%	21.9%
Risk-free interest rate	2.99%	4.31%
Forfeiture rate	0.00%	0.00%

The Company recognized $0.2 million and $0.1 million of stock-based compensation expense related to stock option awards for the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense related to stock option awards for the nine months ended September 30, 2009 and 2008 was $0.5 million and $0.5 million, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of September 30, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $0.8 million, which is expected to be recognized over a weighted average period of 1.25 years.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The total intrinsic value of stock options exercised during the nine month period ended September 30, 2009 was $0.6 million, and was $2.0 million during the nine months ended September 30, 2008.

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2008	1,843,263	1,413,346	$22.24	$6.13	$10.95 - 36.26
Options exercised	(107,125)		14.68	4.94	11.50 - 16.00
Options forfeited	(110,333)		24.47	7.14	23.25 - 24.49

Balance, September 30, 2009	1,625,805	1,314,138	$22.58	$6.13	$10.95 - 36.26

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2008	4,350,909	—	—	$—	$—	$—
Options granted	(108,333)	108,333		18.25	6.01	18.25
Options exercised	—	—		—	—	—
Options forfeited	—	—		—	—	—
Restricted stock granted	(707,048)	—
Restricted stock forfeited	12,135	—
Restricted stock units granted	(134,604)	—

Balance, September 30, 2009	3,413,059	108,333	—	$18.25	$6.01	$18.25

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Incentive Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $5.2 million and $4.4 million for the three months ended September 30, 2009 and 2008, respectively, and $15.4 million and $14.2 million for the nine months ended September 30, 2009 and 2008, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2008 and changes during the nine months ended September 30, 2009 follow:

	Non-vested Restricted Stock	Weighted - Average Grant – Date Fair Value	Non-vested RSUs	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2008	2,121,067	$25.59	347,759	$26.32
Awards Granted	707,048	18.27	134,604	18.25
Awards Vested	(401,894)	25.32	(83,849)	25.30
Awards Forfeited (1)	(62,112)	23.89	—	—

Balance, September 30, 2009	2,364,109	$23.42	398,514	$23.81

(1)	Restricted stock forfeitures include 49,977 related to the 2000 Plan and do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for ESPP of $0.1 million and $0.3 million for the three months and nine months ended September 30, 2009, respectively.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

15. TERMINATED AMALGAMATION

On June 12, 2009, the Company announced it had terminated the Agreement and Plan of Amalgamation (as amended, the “Max Amalgamation Agreement”) previously entered into among Max Capital, IPC Holdings, Ltd. (“IPC”), and IPC Limited on March 1, 2009. On July 9, 2009, IPC entered into an Agreement and Plan of Amalgamation with another company and as a result, IPC was required to pay a termination fee of $50.0 million to the Company which was received on July 9, 2009. The fee is included within merger and acquisition expenses in the interim consolidated statements of income and comprehensive income net of $8.6 million of expenses.

On April 28, 2009, Validus Holdings, Ltd. commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC’s wholly owned subsidiary, IPC Limited, and Max Capital. Subsequent to September 30, 2009 the parties have settled the dispute and agreed to discontinue the proceedings.

16. SUBSEQUENT EVENTS

Subsequent events have been evaluated up to and including November 6, 2009, the date of issuance of these unaudited interim consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008 and our financial condition as of September 30, 2009. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have approximately $1,546.7 million in consolidated shareholders’ equity as of September 30, 2009. Our principal operating subsidiary is Max Bermuda. We conduct our non-Lloyd’s European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty and Max America. Our United Kingdom Lloyd’s operations are conducted through Max UK and its operating subsidiary Max at Lloyd’s Ltd. (“Max at Lloyd’s”). We hold all hedge funds in Max Diversified. We house certain personnel and assets within our global service companies which we believe improves the efficiency of certain corporate services across the group. The global service companies are incorporated in Ireland, Bermuda, the United Kingdom and the United States.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis for all of our non-Lloyd’s operations, and this integration is currently being extended to include our Max at Lloyd’s platform. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale, the other being held to maturity) and a diversified hedge fund portfolio. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values at September 30, 2009, the allocation of invested assets was 92.8% in cash and fixed maturities and 7.2% in other investments.

Executive Summary

Net income for the nine months ended September 30, 2009 was $183.6 million, an increase of $264.8 million from a loss of $81.2 million for the same period in 2008. Diluted book value per share has increased 18.2% to $26.54 at September 30, 2009 compared to December 31, 2008. Our property and casualty underwriting business is producing gross premium volumes ahead of plan for the year to date. Gross premiums written for our property and casualty segments for the nine months ended September 30, 2009 have increased 33.9% over the same period in 2008, with net premiums earned increasing by 40.1%. This growth reflects the continued build out of our U.S specialty segment, with an increase in gross premiums written of $85.1 million over the comparable prior year-to-date period, and the addition of our Max at Lloyd’s segment at the end of 2008 which has contributed $110.6 million of gross premiums written for the year-to-date period. We’ve seen attractive rates in certain casualty and short tail lines during 2009, and our diversified underwriting platforms enables us to take advantage of opportunities where market conditions are favorable.

Our four property and casualty segments produced an aggregate combined ratio for the nine months ended September 30, 2009 of 90.5%, compared to a combined ratio of 89.1% for the nine months ended September 30, 2008. Net losses incurred in the nine months ended September 30, 2009 related to property catastrophe events were $3.4 million, compared to $50.0 million, net of reinstatement premiums of $7.4 million, in the same period in 2008. We recognized net favorable development on prior year loss reserves of $47.5 million for the nine months ended September 30, 2009, compared to $88.6 million for the same period in 2008. The favorable development in the 2009 period relates principally to our property and professional liability lines of business, offset by adverse development in the marine and energy lines. Absent the net favorable loss development our combined ratios for the nine months ended September 30, 2009 and 2008 were 98.6% and 110.3%, respectively. Favorable loss reserve development is primarily due to lower than expected claims emergence on prior year contracts.

The current year to date has have seen some stabilization of the investment markets in comparison to the market disruption and significant interest rate fluctuations experienced in 2008. Net investment income for the nine months ended September 30, 2009 was $125.1 million, a decrease of 9.0% compared to the same period in 2008. The reduction in net investment income is principally attributable to our maintenance of a significant allocation to cash and cash equivalents during the nine months ended September 30, 2009, averaging approximately 18.6% of invested assets, compared to approximately 10.4% on average during the nine month period ended September 30, 2008. We anticipate this ratio will decrease as we deploy cash in more attractive investment opportunities. The credit quality of our fixed maturities investments remains high, with 62.2% of our fixed maturities at September 30, 2009, by carrying value, being held in U.S. government, agency, or AAA-rated securities.

We implemented a strategy in the three months ended September 30, 2009 to hold certain fixed income securities to maturity. As a result of this classification, the held to maturity portfolio is recorded at amortized cost in the consolidated balance sheet and is no longer recorded at fair value. As the movements in fair value of these securities are no longer reflected within accumulated other comprehensive income this reclassification will eliminate the impact to shareholders’ equity of volatility in fair values. The held to maturity portfolio is comprised principally of long duration government and corporate debt securities. We believe this held to maturity strategy is achievable due to the relatively stable and predictable cash flows of our long-term liabilities. The fair value of those securities reclassified as held to maturity was $952.7 million on the date of reclassification, which became the new cost base.

The return on our hedge fund portfolio was 9.38% for the nine month period ended September 30, 2009, compared to a return of 9.80% for the HFRI Fund of Funds Composite Index, which we believe to be the most comparable benchmark. As of September 30, 2009, our allocation of invested assets to the hedge fund portfolio was 7.2%, compared to 18.6% as of September 30, 2008. We believe our reduced allocation to hedge funds and the rebalancing of our portfolio has significantly reduced the potential volatility of our investment returns.

Over the nine months ended September 30, 2009 we have significantly reduced our external borrowings. We have repaid $150.0 million in bank loans and $225.0 million on our swap loan, reducing both balances to zero. These actions have reduced our total debt from $466.4 million at December 31, 2008 to $91.4 million at September 30, 2009.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 17.3% for the nine months ended September 30, 2009, compared to negative 7.6% for the same period in 2008. Diluted book value per common share increased 18.2% from $22.46 at December 31, 2008 to $26.54 at September 30, 2009. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase common shares in the market. Under this method diluted common shares outstanding were 58,272,865 and 57,017,157 at September 30, 2009 and December 31, 2008, respectively.

Following the termination of the amalgamation agreement with IPC on June 12, 2009, and as a result of IPC entering into an Agreement and Plan of Amalgamation with another company on July 9, 2009, the Company received a termination fee of $50.0 million from IPC. This fee was received on July 9, 2009 and is reflected in our results for the three months ended September 30, 2009, net of $8.6 million of expenses.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the nine months ended September 30, 2009. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2008 continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Other-Than-Temporary Impairment

Our critical accounting policy pertaining to the assessment of other-than-temporary impairments was updated as at April 1, 2009 in accordance with new accounting standards. Our updated policy requires that an other-than-temporary impairment, or OTTI, related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) an entity has the intent to sell the debt security or (b) it is more likely than not that the entity will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

The Company reviews all securities at the end of the period and identifies those which it either has the intention to sell or it is more likely than not that the Company will be required to sell. All such securities identified which are also in an unrealized loss position will have an OTTI charge (being the difference between the amortized cost and the fair value of the security) recognized in net income. The Company considers its liquidity and working capital needs in the determination whether it is not more likely than not that it will be required to sell any securities. The Company also performs a review of debt securities which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

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

In contrast, invested assets relating to the Bermuda/Dublin reinsurance, Bermuda/Dublin insurance and life and annuity segments are managed on an aggregated basis. Consequently, investment income on this consolidated portfolio and gains on the hedge fund portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to our corporate function for the purposes of segment reporting. The overall performance of our fixed maturities portfolio and hedge fund portfolio is discussed within the corporate function results of operations.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Results of Underwriting Operations

Bermuda/Dublin Insurance Segment

	Three Months Ended September 30, 2009	% change	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2008
Gross premiums written	$81.1	0.2%	$80.9	$302.7	9.6%	$276.3
Reinsurance premiums ceded	(41.9)	9.4%	(38.3)	(146.1)	9.8%	(133.1)

Net premiums written	$39.2	(8.0)%	$42.6	$156.6	9.4%	$143.2

Net premiums earned(a)	$49.1	6.0%	$46.3	$150.0	9.4%	$137.1
Net investment income	5.9	20.4%	4.9	16.9	27.1%	13.3
Net gains (losses) on other investments	1.3	N/A	(14.9)	3.5	N/A	(13.5)
Other income	0.1	N/A	—	1.2	9.1%	1.1

Total revenues	56.4	55.4%	36.3	171.6	24.3%	138.0

Net losses and loss expenses(b)(c)	31.7	(18.7)%	39.0	106.0	(2.6)%	108.8
Acquisition costs(c)	0.4	N/A	(0.7)	(1.5)	(21.1)%	(1.9)
General and administrative expenses(c)	7.3	40.4%	5.2	17.8	10.6%	16.1

Total losses and expenses	39.4	(9.4)%	43.5	122.3	(0.6)%	123.0

Income (loss) before taxes	$17.0	N/A	$(7.2)	$49.3	228.7%	$15.0

Loss ratio(b)/(a)	64.6%		84.4%	70.7%		79.4%
Combined ratio(c)/(a)	80.2%		94.0%	81.6%		89.7%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended September 30, 2009	% of Premium Written	Three Months Ended September 30, 2008	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2008	% of Premium Written
Gross Premiums Written by Type of Risk:
Aviation	13.5	16.6%	9.1	11.2%	30.3	10.0%	21.9	7.9%
Excess liability	19.1	23.6%	20.8	25.7%	87.1	28.8%	96.5	34.9%
Professional liability	39.1	48.2%	42.8	53.0%	134.8	44.5%	116.6	42.2%
Property	9.4	11.6%	8.2	10.1%	50.5	16.7%	41.3	15.0%

	$81.1	100.0%	$80.9	100.0%	$302.7	100.0%	$276.3	100.0%

The combined ratio was 80.2% and 81.6%, respectively for the three and nine months ended September 30, 2009 compared to 94.0% and 89.7% respectively for the same periods in 2008. The combined ratio for both the three and nine months ended September 30, 2009 decreased primarily due to decreases in the loss ratio.

The loss ratio decreased over the comparative periods by 19.8 and 8.7 percentage points for the three and nine months ended September 30, 2009, respectively. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the three and nine month periods ended September 30, 2009 of $11.0 million and $26.4 million, respectively, compared to $8.3 million and $10.0 million in the comparable prior year periods.

•	Excluding the net favorable loss development, the loss ratio is 87.0% and 88.3% for the current year three and nine month periods and 102.3% and 86.6% for the 2008 comparable periods.

•	The development in the three and nine months ended September 30, 2009 was evenly spread across our professional liability, aviation and excess liability lines of business.

•

The three and nine months ended September 30, 2008 included $11.5 million in catastrophe-related and property per-risk losses compared to no significant catastrophe losses in the corresponding 2009 periods.

Gross premiums written for the three and nine months ended September 30, 2009 increased by 0.2% and 9.6% respectively compared to the same periods in 2008. Our gross premium written volume is ahead of plan for the nine months ended September 30, 2009. The increase in premiums has principally been in our professional liability, aviation and property lines, where we have seen favorable market pricing and reduced market capacity, particularly in professional liability. In the excess liability line of business we are seeing a more competitive pricing environment with additional capacity entering the market place. As a result we have been more selective in our excess liability renewals, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the three and nine month periods ended September 30, 2009 was 51.6% and 48.3% respectively as compared to 47.3% and 48.2% respectively in the comparable prior year periods. Reinsurance premiums ceded are principally related to our quota share treaties and tend to fluctuate in line with gross premiums written. The increase in the percentage of reinsurance premiums ceded is principally due to changes in the mix of business, specifically the increase in professional liability business written in comparison to prior periods.

General and administration expenses for the three and nine months ended September 30, 2009 increased $2.1 million and $1.7 million compared to the same periods in 2008. The improvement in the segment’s income before taxes for both 2009 periods compared to the corresponding 2008 periods resulted in increased incentive based compensation for the 2009 periods. The nine months ended September 30, 2009 also includes a higher level of infrastructure and maintenance costs related to information technology, compared to the comparable 2008 period.

Net investment income and net gains on other investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and life and annuity reinsurance segments.

Bermuda/Dublin Reinsurance Segment

	Three Months Ended September 30, 2009	% change	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2008
Gross premiums written	$94.1	29.8%	$72.5	$422.3	11.9%	$377.5
Reinsurance premiums ceded	(11.1)	(59.2)%	(27.2)	(80.6)	(5.3)%	(85.1)

Net premiums written	$83.0	83.2%	$45.3	$341.7	16.9%	$292.4

Net premiums earned(a)	$103.1	25.6%	$82.1	$290.3	14.8%	$252.8
Net investment income	10.4	25.3%	8.3	29.6	6.5%	27.8
Net gains (losses) on other investments	3.0	N/A	(32.6)	8.5	N/A	(29.6)

Total revenues	116.5	101.6%	57.8	328.4	30.8%	251.0

Net losses and loss expenses(b)(c)	68.7	16.4%	59.0	192.8	28.3%	150.3
Acquisition costs(c)	20.3	59.8%	12.7	53.5	52.0%	35.2
Interest expense	1.7	N/A	(0.1)	2.4	—	2.4
General and administrative expenses(c)	8.9	43.5%	6.2	23.6	7.3%	22.0

Total losses and expenses	99.6	28.0%	77.8	272.3	29.7%	209.9

Income (loss) before taxes	$16.9	N/A	$(20.0)	$56.1	36.5%	$41.1

Loss ratio(b)/(a)	66.7%		71.9%	66.4%		59.5%
Combined ratio(c)/(a)	94.9%		94.8%	93.0%		82.1%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended September 30, 2009	% of Premium Written	Three Months Ended September 30, 2008	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2008	% of Premium Written
Gross Premiums Written by Type of Risk:
Agriculture	$(0.1)	(0.1)%	$(4.8)	(6.7)%	$87.4	20.7%	$80.2	21.2%
Aviation	10.5	11.2%	4.3	5.8%	25.3	6.0%	27.8	7.4%
General casualty	7.3	7.8%	0.9	1.2%	23.4	5.5%	8.2	2.2%
Marine & energy	6.0	6.4%	2.6	3.6%	14.7	3.5%	7.9	2.1%
Medical malpractice	2.6	2.8%	7.7	10.6%	56.4	13.4%	64.6	17.1%
Other	—	—%	(1.2)	(1.6)%	2.3	0.5%	2.8	0.7%
Professional liability	21.0	22.3%	5.5	7.6%	45.9	10.9%	29.3	7.8%
Property and property catastrophe	13.5	14.3%	18.5	25.6%	89.4	21.2%	97.8	25.9%
Whole account	2.5	2.6%	2.6	3.6%	8.5	2.0%	10.5	2.8%
Workers compensation	30.8	32.7%	36.4	50.3%	69.0	16.3%	48.4	12.8%

	$94.1	100.0%	$72.5	100.0%	$422.3	100.0%	$377.5	100.0%

The combined ratio was 94.9% and 93.0%, respectively for the three and nine months ended September 30, 2009 compared to 94.8% and 82.1% respectively for the same periods in 2008. In the three month period a decrease in the loss ratio was offset by an increase in the acquisition and general and administrative expense ratio. The combined ratio for the nine month period increased principally due to an increase in both the loss ratio and the ratio of acquisition costs to net premiums earned.

The loss ratio decreased over the comparative periods by 5.2 percentage points for the three months ended September 30, 2009 and increased by 6.9 percentage points for the nine months ended September 30, 2009. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the three and nine month periods ended September 30, 2009 was $3.3 million and $20.1 million, respectively, compared to $44.0 million and $78.6 million in the comparable prior year periods.

•	Excluding the net favorable loss development, the loss ratio is 69.8% and 73.3% for the current year three and nine month periods and 125.5% and 90.6% for the 2008 comparable periods.

•

The development in the three and nine months ended September 30, 2009 was principally on our property and professional liability lines and was partially offset by adverse development on our marine & energy line of business.

•

The three and nine months ended September 30, 2008 included $47.0 million in catastrophe-related and property per-risk losses compared to no significant catastrophe losses in the current three month period and $2.0 million in the current nine month period.

Gross premiums written for the three and nine months ended September 30, 2009 increased by 29.8% and 11.9%, respectively, compared to the same periods in 2008. Our gross premium written volume is ahead of plan for the nine months ended September 30, 2009. The increase in premiums is principally in our professional liability, workers compensation and general casualty lines of business. We have increased our professional liability business to take advantage of favorable market pricing and reduced market capacity. The increase in workers compensation premiums for the nine month period is principally due to a significant non-recurring increase in a quota share treaty written in 2009. Our general casualty premium volume is generally flat year-over-year, the comparative 2008 periods include negative premium adjustments which have not recurred in 2009. The market for property and property catastrophe was favorable and our renewals benefited from an increase in rates. With the 59.0% growth in our Max Specialty property business in the United States, we have kept our reinsurance premium volumes stable year-over-year as part of our strategy to limit aggregate property exposures. The three and nine month periods ended September 30, 2009 include reductions in premium estimates on prior year contracts of $1.1 million and $8.6 million compared to reductions of $11.9 million and $35.2 million for same periods in 2008.

The ratio of reinsurance premiums ceded to gross premiums written for the three and nine month periods ended September 30, 2009 was 11.8% and 19.1% respectively as compared to 37.5% and 22.5% respectively in the comparable prior year periods. The decrease in the percentage of reinsurance premiums ceded in the three and nine months ended September 30, 2009 as compared to the comparable prior periods was due to a significant quota share contract incepting in the third quarter of 2008. In addition, reinstatement premiums ceded triggered by property catastrophe losses during the three months ended September 30, 2008 were $2.5 million.

The ratio of acquisition costs to net premiums earned has increased 4.3 percentage points (19.7% from 15.4%) and 4.5 percentage points (18.4% from 13.9%) for the three and nine month periods ended September 30, 2009 respectively compared to the same periods in 2008. This is principally as a result of changes in the mix of business written, in particular the significant growth in workers compensation business which has raised the average ceding commission.

General and administration expenses for the three and nine months ended September 30, 2009 increased $2.7 million and $1.6 million compared to the same periods in 2008. The improvement in the segment’s income before taxes for both 2009 periods compared to the corresponding 2008 periods resulted in increased incentive based compensation for the 2009 periods. The nine months ended September 30, 2009 also includes a higher level of infrastructure and maintenance costs related to information technology, compared to the comparable 2008 periods.

Net investment income and net gains on other investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and life and annuity reinsurance segments.

U.S. Specialty Segment

	Three Months Ended September 30, 2009	% change	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2008
	(In millions of U.S.Dollars)
Gross premiums written	$69.4	31.2%	$52.9	$219.3	63.5%	$134.1
Reinsurance premiums ceded	(26.2)	(14.1)%	(30.5)	(118.6)	45.9%	(81.3)

Net premiums written	$43.2	92.9%	$22.4	$100.7	90.7%	$52.8

Net premiums earned(a)	$31.1	133.8%	$13.3	$73.9	163.0%	$28.1
Net investment income	1.5	(11.8)%	1.7	4.6	(17.9)%	5.6
Net (losses) gains on fixed maturities	—	N/A	(0.5)	0.1	N/ A %	(0.5)
Other income	—	N/A	0.1	0.3	200.0%	0.1

Total revenues	32.6	123.3%	14.6	78.9	136.9%	33.3

Net losses and loss expenses(b)(c)	21.3	142.0%	8.8	46.5	139.7%	19.4
Acquisition costs(c)	1.9	5.6%	1.8	5.9	181.0%	2.1
General and administrative expenses(c)	7.8	(6.0)%	8.3	21.2	2.9%	20.6

Total losses and expenses	31.0	64.0%	18.9	73.6	74.8%	42.1

Income (loss) before taxes	$1.6	N/A	$(4.3)	$5.3	N/A	$(8.8)

Loss ratio(b)/(a)	68.4%		66.6%	62.9%		69.2%
Combined ratio(c)/(a)	99.7%		142.7%	99.5%		149.8%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three Months Ended September 30, 2009	% of Premium Written	Three Months Ended September 30, 2008	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2008	% of Premium Written
	(In millions of U.S.Dollars)
Gross Premiums Written by Type of Risk:
General casualty	$27.3	39.3%	$22.4	42.3%	$69.1	31.5%	$42.8	31.9%
Marine	16.2	23.3%	11.3	21.4%	45.9	20.9%	25.7	19.2%
Property	26.0	37.4%	19.2	36.3%	104.3	47.6%	65.6	48.9%

	$69.5	100.0%	$52.9	100.0%	$219.3	100.0%	$134.1	100.0%

The combined ratio was 99.7% and 99.5%, respectively for the three and nine months ended September 30, 2009 compared to 142.7% and 149.8% respectively for the same periods in 2008. The significant improvement in the combined ratio for both periods is principally due to the higher rate of growth in net premiums earned versus general and administrative expenses.

Gross premiums written for the three and nine months ended September 30, 2009 are ahead of plan for all lines of business, reflecting the continued expansion of the U.S. platform including the writing of business in the full suite of licensed states during 2009. This build out of business resulted in a 63.5% increase in gross premiums written for 2009 over 2008, which may not be indicative of future growth rates. Reinsurance premiums ceded for the U.S. specialty segment reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. We continue to purchase substantial reinsurance protection, however the ratio of premiums ceded to premiums written has trended downwards over the last few quarters and we expect this to continue and then stabilize as our capital base increases.

The loss ratio for the nine months ended September 30, 2009 has improved 6.3 percentage points compared to the same period in 2008. As gross premiums written volume increases, creating a broader client base, we expect to see improvement in the net loss ratio. Our planned increase in the mix of general casualty business and our planned addition of professional liability business may temper the reduction in the loss ratio in future periods as those lines tend to have a higher loss ratio than property lines. Net losses and loss expenses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin insurance and reinsurance segments. The three and nine months ended September 30, 2008 included $5.0 million of losses related to hurricane events, net of reinsurance recoveries, these were substantially offset by favorable development of loss reserves from previous quarters. For the three months ended September 30, 2009 and 2008 net unfavorable development on prior year reserves was $2.7 million and $nil, respectively. For the nine months ended September 30, 2009 and 2008 net unfavorable development on prior year reserves was $1.8 million and $nil, respectively.

General and administrative expenses principally comprise personnel and infrastructure costs. With the increasing scale of this segment, general and administrative expenses continue to decrease as a percentage of net premiums earned. Compared to our other segments, we expect this segment to have a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Net investment income relating to the U.S. specialty segment, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the three and nine months ended September 30, 2009 was 3.86% and 3.95%, respectively, compared to 4.47% and 4.66% for the comparable 2008 periods.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our UK-based operating businesses acquired on November 6, 2008. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In millions of U.S.Dollars)
Gross premiums written	$21.1	$110.6
Reinsurance premiums ceded	(4.0)	(31.9)

Net premiums written	$17.1	$78.7

Net premiums earned(a)	$24.6	$71.3
Net investment income	1.7	3.2
Net realized gains on fixed maturities	1.4	2.6
Other income	—	0.5

Total revenues	27.7	77.6

Net losses and loss expenses(b)(c)	10.0	33.4
Acquisition costs(c)	5.3	14.8
Net foreign exchange (gains)	—	(5.1)
General and administrative expenses(c)	5.4	15.9

Total losses and expenses	20.7	59.0

Income before taxes	$7.0	$18.6

Loss ratio(b)/(a)	40.8%	46.9%
Combined ratio(c)/(a)	84.2%	89.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Three months ended September 30, 2009	% of Premium Written	Nine months ended September 30, 2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$3.7	17.5%	$21.3	19.3%
Financial institutions	6.9	32.7%	18.4	16.6%
Professional liability	5.3	25.1%	14.6	13.2%
Property and property catastrophe	5.2	24.7%	56.3	50.9%

	$21.1	100.0%	$110.6	100.0%

The combined ratio was 84.2% and 89.9%, respectively for the three and nine months ended September 30, 2009. Our combined ratio decreased from 99.0% in the second quarter to 84.2% in the third quarter of 2009. The decrease in the combined ratio quarter-over-quarter was principally due to a lower loss ratio.

The loss ratio for the nine months ended September 30, 2009 continues to be in line with our expectations for this segment. The 11.3 point decrease in the loss ratio for the three months ended September 30, 2009 compared to the previous quarter was principally attributable to net favorable development of prior year loss reserves in the current quarter of $3.6 million whereas the previous quarter had $1.3 million of net unfavorable development. Net favorable loss development for the nine months ended September 30, 2009 was $2.8 million. Net losses from property catastrophe events for the three months ended September 30, 2009 were not significant and were $1.4 million for the nine months ended September 30, 2009. In the absence of catastrophe losses, our property line of business, which is principally property catastrophe risks, and our accident & health lines of business, will tend to have lower loss ratios than our financial institutions and professional liability lines of business. In this segment the higher proportion of property and accident & health premiums compared to financial institutions and professional liability premiums generally results in a lower loss ratio than our other segments.

Gross premiums written for the three and nine months ended September 30, 2009 are in line with our plan for the existing lines of business. Gross premiums written decreased from $45.3 million in the second quarter of 2009 to $21.1 million in the third quarter of 2009, principally due to property catastrophe renewal business concentrated in the second quarter. During the fourth quarter of 2009 and into 2010 we expect to expand our product offering in this segment with the addition of international casualty reinsurance and aviation which will be written by Syndicate 1400.

The ratio of acquisition costs to net premiums earned has remained consistent at 21.4% and 20.8% for the three and nine months ended September 30, 2009.

General and administrative expenses principally comprise personnel and infrastructure costs and have remained consistent throughout the year to date. The ratio of general and administration expenses to net premiums earned was 22.0% and 22.2% for the three and nine months ended September 30, 2009.

Net investment income, which excludes realized and unrealized gains and losses on Max at Lloyd’s trading portfolio, is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for the three and nine months ended September 30, 2009 was 2.29% and 1.49%, respectively. This segment currently holds a higher ratio of cash and cash equivalents to fixed maturity securities than the rest of our group, resulting in a lower investment yield than our other segments. We intend to reduce the ratio of cash to fixed maturities over time and this is expected to improve the investment yield for this segment.

Life and Annuity Reinsurance Segment

	Three Months Ended September 30, 2009	% change	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2008
	(In millions of U.S. Dollars)
Gross premiums written	$0.1	N/A	$—	$41.7	(55.8)%	$94.3
Reinsurance premiums ceded	—	—	—	(0.1)	(66.7)%	(0.3)

Net premiums written	$0.1	N/A	$—	$41.6	(55.7)%	$94.0

Net premiums earned	$0.1	N/A	$—	$41.6	(55.7)%	$94.0
Net investment income	13.1	40.9%	9.3	37.6	25.8%	29.9
Net gains (losses) on other investments	11.9	N/A	(65.3)	29.1	N/A	(58.8)

Total revenues	25.1	N/A	(56.0)	108.3	66.4%	65.1

Claims and policy benefit	14.4	2.9%	14.0	84.1	(38.7)%	137.2
Acquisition costs	0.2	—	0.2	1.0	150.0%	0.4
Interest expense	2.3	N/A	(0.2)	2.8	33.3%	2.1
General and administrative expenses	0.8	—	0.8	2.2	(4.3)%	2.3

Total losses and expenses	17.7	19.6%	14.8	90.1	(36.5)%	142.0

Income (loss) before taxes	$7.4	N/A	$(70.8)	$18.2	N/A	$(76.9)

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

No new life and annuity contracts were written during either of the three month periods ended September 30, 2009 and 2008. One new life and annuity contract was written during each of the nine month periods ended September 30, 2009 and 2008. Gross premiums written on the new contracts for the nine months ended September 30, 2009 and 2008 were $40.9 million and $92.8 million, respectively. The new 2009 contract covers a closed block of traditional life insurance for a new client. Apart from the components related to contracts commencing during a period, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Claims and policy benefits were $14.4 million and $84.1 million for the three and nine months ended September 30, 2009 compared to $14.0 million and $137.2 million for the same period in 2008. Excluding the new contracts incepting during each nine month period, benefits were $43.0 million and $44.4 million respectively. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Net investment income and net gains on other investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and Bermuda/Dublin reinsurance segments.

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

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	Three Months Ended September 30, 2009	% change	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	% change	Nine Months Ended September 30, 2008
	(In millions of U.S. Dollars)
Net Investment income	$42.8	(5.5)%	$45.3	$125.1	(9.0)%	$137.4
Net gains (losses) on other investments	23.3	N/A	(158.8)	62.7	N/A	(145.0)
Net realized gains (losses) on fixed maturities	1.3	N/A	(3.8)	1.7	N/A	(1.0)
Net impairment losses recognized in earnings	(0.1)	(99.3)%	(13.8)	(2.2)	(87.0)%	(16.9)

Other income (expense)	$0.7	N/A	$(0.6)	$1.1	N/A	$(0.2)
Interest expense	1.9	(59.6)%	4.7	9.5	(41.0)%	16.1
Net foreign exchange losses (gains)	0.4	(80.0)%	2.0	(1.4)	N/A	2.0
Merger and acquisition expense (income)	(41.4)	N/A	(0.5)	(31.3)	N/A	3.5
General and administrative expenses	10.2	(9.7)%	11.3	34.9	19.9%	29.1

Net investment income. The decrease in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to the increase in the proportion of cash held as at September 30, 2009 compared to September 30, 2008 and the lower returns on cash and cash equivalents. The average annualized investment yield on cash, fixed maturities and funds withheld by clients was 3.53% compared to 4.40% for the three months ended September 30, 2009 and 2008, respectively. The yield for the nine month periods ended September 30, 2009 and 2008 was 3.59% and 4.43% respectively. Our ratio of cash to invested assets has increased from 13.1% at September 30, 2008 to 19.5% at September 30, 2009. This increase is principally attributable to significant cash redemptions received during the period from the hedge fund portfolio and the growth in gross premiums written, which has been partially offset by the repayment of debt during the period. We anticipate this ratio to decrease as we seek to deploy cash in more attractive investment opportunities.

Net gains on other investments. Net gains on the hedge fund portfolio were $23.3 million, or a 3.94% rate of return, for the three months ended September 30, 2009, compared to net losses of $158.8 million, or a negative 12.99% rate of return, for the three months ended September 30, 2008. The three month rate of return of 3.94% compares to the HFRI Fund of Funds Composite Index returning 4.37%. The three months ended September 30, 2009 experienced improvement in the equity markets and indications of easing in credit conditions. The S&P 500 Index had a return of 15.61% and the Merrill Lynch Master Bond Index had a return of 3.56% for the three months ended September 30, 2009.

Net gains on the hedge fund portfolio were $62.7 million, or a 9.38% rate of return, for the nine months ended September 30, 2009, compared to net losses of $145.0 million, or a negative 11.98% rate of return, for the nine months ended September 30, 2008. The nine month rate of return of 9.38% compares to the HFRI Fund of Funds Composite Index returning 9.80%. The nine months ended September 30, 2009 experienced improvement in the equity markets and indications of easing in credit conditions. The S&P 500 Index had a return of 19.26% and the Merrill Lynch Master Bond Index had a return of 5.21% for the nine months ended September 30, 2009.

Eight out of the nine hedge fund strategies we employed experienced positive returns during the three months ended September 30, 2009, and nine out of the ten strategies we employed earned positive returns during the nine months ended September 30, 2009. The largest contributors by investment strategy to the net gain for the current quarter were the distressed securities and the long/short equity strategies. As of September 30, 2009, 19.3% and 30.0% of our hedge fund portfolio was allocated to the distressed securities and the long/short equity strategies, respectively.

We have reduced the allocation to our hedge fund portfolio from 14.1% as of December 31, 2008 to 7.2% as of September 30, 2009 and we plan to reduce our allocation to our hedge fund portfolio to a target range of 5% to 7% by the end of 2009. Our hedge fund portfolio objective is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

Net realized gains on fixed maturities and net impairment losses recognized in earnings. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio that was acquired as part of our Max UK acquisition.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which the Company has the ability and intent to hold to maturity or redemption and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income as net realized gains or losses, all of which are reported within our Max at Lloyd’s segment.

As a result of our review of securities in an unrealized loss position, which is performed every quarter, we recorded other-than-temporary impairment losses through earnings of $0.1 million and $13.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $16.9 million for the nine months ended September 30, 2009 and 2008, respectively. These impairment losses are presented separately from all other net realized gains and losses on fixed maturities. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited interim consolidated financial statements included herein.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The 59.6% decrease in interest expense for the three months ended September 30, 2009 compared to the same period in 2008, and the 41.0% decrease for the nine months ended September 30, 2009 compared to the same period in 2008, is principally attributable to the repayment of $150.0 million in bank loans in April 2009 and the $225.0 million repayment of the swap loan. The remaining debt at September 30, 2009 comprises $91.4 million in senior notes outstanding that bear interest at 7.20%.

Merger and acquisition expenses. Merger and acquisition expenses in 2009 comprise the professional and legal fees related to the proposed amalgamation with IPC, which was terminated in June 2009. A $50.0 million termination fee received from IPC is included in our results for the three months and nine months ended September 30, 2009. Merger and acquisition expenses in 2008 comprise the professional and legal fees related to the acquisition of Max UK and the creation of our Max at Lloyd’s segment.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2009 increased 19.9% compared to 2008, principally due to a higher level of infrastructure and maintenance costs related to information technology.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $5,418.3 million at September 30, 2009 compared to $5,356.9 million at December 31, 2008, an increase of 1.1%. The increase in cash and invested assets resulted principally from the settlement of losses and the repayment of bank loans during the period.

We own an available for sale portfolio, a held to maturity portfolio and a trading portfolio of fixed maturities securities. We record the available for sale and trading investment portfolios at fair value on our balance sheet. On our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income as a net realized gain or loss. On our available for sale portfolio, the unrealized gain or loss (absent credit losses) associated with the difference between the fair value and the amortized cost of the investments is recorded in other comprehensive income in the shareholders’ equity section of our consolidated balance sheet.

To match the more predictable cash flow requirements of our long term liabilities we invest in a long duration investment portfolio. In order to reduce the impact on shareholders’ equity of fluctuations in fair value of those investments we implemented a strategy in the three months ended September 30, 2009 to hold certain fixed income securities to maturity. This held to maturity portfolio is recorded at amortized cost rather than at fair value.

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

We perform regular reviews of our available for sale and held to maturity portfolios and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other-than-temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates. As a result of this process, we recognized write-downs for other-than-temporary impairments through earnings of $0.1 million and $13.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $16.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During the twelve months ended September 30, 2009, delinquency and default rates have increased on these types of securities, and particularly on securities backed by sub-prime mortgages. Generally, sub-prime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of sub-prime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by sub-prime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to sub-prime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from independent pricing sources as described below. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at September 30, 2009. We believe our investment exposure to sub-prime credit risk is limited although there can be no assurance that events in the sub-prime mortgage sector will not adversely affect the value of our investments. At September 30, 2009, securities with significant exposure to sub-prime borrowers totaled $25.8 million in fair value, $38.6 million in amortized cost and $38.9 million in par value for a net unrealized loss of $12.8 million. By fair value, 18.6% of these securities are AAA-rated, 6.9% are AA-rated, 31.6% are A-rated and 42.9% are rated BBB+ or lower. The weighted average life of these securities is 2.6 years. As of September 30, 2009, we have determined that a writedown for other-than-temporary impairment of these securities is not warranted based on a consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to sub-prime borrowers, and we will make adjustments to the investment portfolio, if and when deemed necessary.

Generally, Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than sub-prime borrowers.

The following table summarizes the amortized cost and fair value of our fixed maturities securities with exposure to sub-prime or Alt-A mortgages as of September 30, 2009.

By Vintage Year	Weighted Average Life in Years	Credit Rating AAA Senior Tranche	AA	A	BBB+ or lower	Amortized Cost	Fair Value
	(In millions of U.S. Dollars)
Fixed maturities with sub-prime mortgage exposure
Pre-2005	4.7	$2.0	$2.4	$0.1	$1.5	$6.0	$4.7
2005	3.6	1.4	0.3	3.0	—	4.7	3.0
2006	4.0	2.0	—	9.1	14.3	25.4	16.7
2007	2.2	—	—	—	2.5	2.5	1.4

Total	2.6	5.4	2.7	12.2	18.3	38.6	25.8

Fixed maturities with Alt-A mortgage exposure
Pre-2005	4.0	2.4	0.8	1.6	—	4.8	4.2
2005	2.6	—	0.8	—	13.5	14.3	10.8
2006	1.7	—	0.7	—	1.7	2.4	2.4

Total	2.8	2.4	2.3	1.6	15.2	21.5	17.4

Total	2.7	$7.8	$5.0	$13.8	$33.5	$60.1	$43.2

As described in Note 6 of our unaudited interim consolidated financial statements, our fixed maturities investments and our other investments are carried at fair value.

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

The majority of our hedge fund portfolio remains highly liquid and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs or change our timetable for reducing our allocation to hedge funds. Based upon information provided by the fund managers, as of September 30, 2009, we estimate that over 78.0% of the underlying assets held by our hedge funds are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our September 30, 2009 outstanding redemptions receivable of $62.4 million, none of which is gated, $37.5 million was received in cash prior to November 6, 2009. The fair value of our holdings in funds with gates imposed as at September 30, 2009 was $38.8 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at September 30, 2009, the fair value of our hedge funds held in side-pockets is $108.3 million. Due to the uncertainty surrounding the timing of the sale of the underlying assets within side-pockets, the estimated timing of liquidity presented in the table below is subject to change. Our holdings in side-pockets are included in the greater than 270 days section of the table below.

Had we requested full redemptions for all of our holdings in the funds, the table below indicates our best estimate of the earliest date from September 30, 2009 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change, particularly in the current economic environment.

	As at September 30, 2009
Liquidity:	Fair Value	% of Hedge Funds
	(in thousands of U.S. Dollars)
Within 90 days	$21,311	5.5%
Between 91 to 120 days	15,112	3.9%
Between 121 to 180 days	156,900	40.5%
Between 181 to 270 days	9,992	2.6%
Greater than 270 days	183,672	47.5%

Total(1)	$386,987	100.0%

(1)	Total excludes our reinsurance private equity investment.

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

Additional information about the hedge fund portfolio can be found in Notes 5 and 6 to our unaudited interim consolidated financial statements included herein.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $985.6 million at September 30, 2009 compared to $846.6 million at December 31, 2008, an increase of 16.4%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the nine months ended September 30, 2009.

Losses recoverable from reinsurers on property and casualty business was $948.8 million and $810.1 million at September 30, 2009 and December 31, 2008, respectively. Benefits recoverable from reinsurers on life and annuity business was $36.8 million and $36.5 million at September 30, 2009 and December 31, 2008.

At September 30, 2009, 83.9% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.3% are rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 10.3% of our losses and benefits recoverable at September 30, 2009. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 109.2% of its loss recoverable obligations. The remaining 0.5% of losses and benefits recoverable are with “B+” rated or lower reinsurers.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,159.2 million at September 30, 2009 compared to $2,938.2 million at December 31, 2008, an increase of 7.5%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the nine months ended September 30, 2009, partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the nine months ended September 30, 2009, we paid $367.1 million in property and casualty losses and recorded gross favorable development on prior period reserves of $56.9 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,415.8 million at September 30, 2009 compared to $1,367.0 million at December 31, 2008. The increase was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. During the nine months ended September 30, 2009, we paid $86.4 million of benefit payments.

Bank loans. As described in Note 8 to our unaudited interim consolidated financial statements included herein, the non-controlling interest in Max Diversified and the related total return swap were recorded on a combined basis and accounted for as a financing transaction. The effect of combining the transactions resulted in the notional amount being presented as a bank loan, with changes in the fair value of the Max Diversified shares increasing or decreasing this notional amount. On August 31, 2009, we entered into a termination agreement with the Bank in connection with the total return swap and non-controlling interest. On termination of the swap, we repurchased all of the remaining Max Diversified shares held by the Bank. The swap loan, which had a balance of $225.0 million at December 31, 2008 has been repaid in full during the nine months ended September 30, 2009.

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

Shareholders’ equity. Our shareholders’ equity increased to $1,546.7 million at September 30, 2009 from $1,280.3 million at December 31, 2008, an increase of 20.8%, principally due to net income of $183.6 million and an $87.0 million increase in accumulated other comprehensive income, offset by the payment of dividends of $16.0 million during the nine months ended September 30, 2009.

Liquidity. We generated $249.9 million of cash from operations during the nine months ended September 30, 2009 compared to generating $349.6 million for the nine months ended September 30, 2008. The decrease in cash from operations is principally due to the timing of the payment of property and casualty losses, the payment of reinsurance premiums ceded, and the decrease in life and annuity premiums written. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

The casualty business we write generally has a long claim-tail, and we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves and life and annuity benefit reserves on our balance sheet. As we continue to diversify into property and property catastrophe business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 4.8 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and loss expenses paid in any period could vary from our expectations and could have a significant and adverse effect on operating cash flow.

While we endeavor to tailor our fixed maturities portfolios to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. In recent quarters our cash balance has increased as we have elected to maintain a larger cash position in the current investment environment. Our cash and cash equivalents balance is $1,056.0 million at September 30, 2009. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at September 30, 2009. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At September 30, 2009, Max Bermuda had approximately $1,385.0 million in statutory capital and surplus and met all minimum solvency and liquidity requirements.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of September 30, 2009, we have two letter of credit facilities totaling $675.0 million with an additional $200.0 million available subject to certain conditions, plus a third facility of GBP 90.0 million for our Funds at Lloyd’s commitments. As of September 30, 2009 we had $438.2 million in letters of credit utilized under these facilities. Under our Funds at Lloyd’s facility, GBP 63.6 million is utilized as of September 30, 2009. A $20.0 million credit facility with ING was terminated in July 2009. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at September 30, 2009.

The amount which Max Capital provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution of the payment of dividends.

Capital resources. At September 30, 2009, our capital structure consisted of common equity. Total shareholders’ equity amounted to $1,546.7 million as compared to $1,280.3 million at December 31, 2008, an increase of 20.8%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our financial obligations.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $91.5 million remains outstanding at September 30, 2009. The senior notes are guaranteed by Max Capital. As of September 30, 2009, the senior notes were assigned a senior unsecured debt rating by Standard & Poor’s Ratings Services, or S&P, A.M. Best Company, or A.M. Best, Fitch, Inc., or Fitch, and Moody’s Investors Service, Inc., or Moody’s (see table below). The senior unsecured debt ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries from each of A.M. Best, Fitch, Moody’s and S&P (see table below). These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Capital. The Syndicates share the Lloyd’s market ratings (see table below).

At September 30, 2009, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A-(excellent)(1)	A (strong)(1)	A3(2)	A- (1)
Outlook on financial strength rating	Positive(1)	Negative(1)	Negative(2)	Stable (1)
Senior notes senior unsecured debt rating(3)	bbb-	BBB+	Baa2	BBB
Outlook on debt rating(3)	Positive	Negative	Negative	Stable
Lloyd’s financial strength rating applicable to the Syndicates(4)	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Max Bermuda, Max Specialty, Max America, Max Re Europe and Max Insurance Europe.
(2)	Applicable to Max Bermuda.
(3)	Applicable to Max USA.
(4)	Applicable to the Syndicates.

Max Capital’s board of directors declared a dividend of $0.10 per share on each of August 4, 2009 and November 3, 2009 payable on September 1, 2009 and November 30, 2009, respectively, to shareholders of record on August 18, 2009 and November 16, 2009, respectively. On each of February 10, 2009 and May 4, 2009, the board of directors declared a dividend of $0.09 payable on March 10, 2009 and June 1, 2009, respectively, to shareholders of record on February 24, 2009 and May 18, 2009, respectively. Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	142,626	6,591	13,182	13,182	109,671
Operating lease obligations	23,939	6,385	10,323	5,090	2,141
Property and casualty losses	3,159,156	933,651	723,464	498,103	1,003,938
Life and annuity benefits	2,548,229	119,558	227,846	211,716	1,989,109
Deposit liabilities	200,567	41,671	89,177	10,952	58,767

Total	$6,074,517	$1,107,856	$1,063,992	$739,043	$3,163,626

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

The amounts in this table represent our gross estimates of known liabilities as of September 30, 2009 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the unaudited interim consolidated financial statements at September 30, 2009 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

As of September 30, 2009, 96.9% of the securities held in our fixed maturities portfolios were rated BBB-/Baa3 or above. Our current policy is not to purchase securities rated lower than BBB-/Baa3 and to maintain a minimum weighted average credit rating quality of AA/Aa2. At September 30, 2009, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 3.1% or approximately $124.3 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 3.7% or approximately $147.8 million.

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

At September 30, 2009, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.1%, or approximately $4.1 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.1%, or approximately $4.1 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. At September 30, 2009, our hedge fund portfolio’s VaR was estimated to be 12.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended September 30, 2009.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of September 30, 2009.

Validus Litigation. On April 28, 2009, Validus Holdings, Ltd. commenced a lawsuit in the Supreme Court of Bermuda against IPC, IPC’s wholly owned subsidiary, IPC Limited, and Max Capital. Subsequent to September 30, 2009 the parties have settled the dispute and agreed to discontinue the proceedings.

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

On September 17, 2001, our board of directors approved a share-repurchase program providing for repurchases of up to $15.0 million of Max Capital’s common shares. The repurchase program has been increased from time to time at the election of our board of directors. In December 2007 and February 2008, our board of directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market or privately negotiated transactions. During the three months ended September 30, 2009, $4.3 million had been expended to repurchase 211,400 shares.

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2009 to July 31, 2009)	—	$—	—	$67.7 million
(August 1, 2009 to August 31, 2009)(1)	211,400	20.27	211,400	$63.4 million
(September 1, 2009 to September 30, 2009)(1)	—	—	—	$63.4 million

Total (July 1, 2009 to September 30, 2009)(1)	211,400	$20.27	211,400	$63.4 million

(1)

Max Capital’s share repurchase policy permits repurchases only during the period commencing three business days following the earnings release for the prior quarter and lasting until 10 days prior to quarter-end.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

3.2	Bye-laws

10.1	Termination Agreement, dated August 31, 2009 among Canadian Imperial Bank of Commerce, Max Bermuda Ltd. And Max Diversified Strategies Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2009).

10.2	Form of Director Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 6, 2009

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2009