Form 10-K
period 2009-12-31
MAX CAPITAL GROUP LTD.
filed 2010-02-16
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐ No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $849,659,177, based on the closing price of the registrant’s common shares on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of January 31, 2010 was 55,867,125.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2010 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Reference	Entity’s legal name	Direct parent company
Max Capital	Max Capital Group Ltd.
Max Bermuda	Max Bermuda Ltd.	Max Capital Group Ltd.
Max Europe	Collectively: Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited
Max Europe Holdings	Max Europe Holdings Limited	Max Bermuda Ltd.
Max Re Europe	Max Re Europe Limited	Max Europe Holdings Limited
Max Insurance Europe	Max Insurance Europe Limited	Max Europe Holdings Limited
Max Diversified	Max Diversified Strategies Ltd.	Max Bermuda Ltd.
Max Managers	Max Managers Ltd.	Max Capital Group Ltd.
Max USA	Max USA Holdings Ltd.	Max Capital Group Ltd.
Max Specialty	Max Specialty Insurance Company	Max USA Holdings Ltd.
Max America	Max America Insurance Company	Max Specialty Insurance Company
Max Specialty Services	Max Specialty Insurance Services Ltd.	Max USA Holdings Ltd.
Max California	Max California Insurance Services Ltd.	Max Specialty Insurance Services Ltd.
Max Managers USA	Max Managers USA Ltd.	Max USA Holdings Ltd.
Max UK	Max UK Holdings Ltd.	Max Capital Group Ltd.
Max at Lloyd’s	Max at Lloyd’s Ltd.	Max UK Holdings Ltd.
Max UK Underwriting	Max UK Underwriting Services Ltd.	Max UK Holdings Ltd.
Max Denmark	Max Denmark ApS	Max UK Holdings Ltd.
MCC2L	Max Corporate Capital 2 Ltd.	Max UK Holdings Ltd.
MCC3L	Max Corporate Capital 3 Ltd.	Max UK Holdings Ltd.
MCC4L	Max Corporate Capital 4 Ltd.	Max UK Holdings Ltd.
MCC5L	Max Corporate Capital 5 Ltd.	Max UK Holdings Ltd.
MCC6L	Max Corporate Capital 6 Ltd.	Max UK Holdings Ltd.
Max Corporate Capital Vehicles	Collectively: MCC2L, MCC3L, MCC4L, MCC5L and MCC6L
Max Singapore	Max Singapore Insurance Managers Pte. Ltd.	Max Denmark ApS
Max Brazil	Max Brasil Serviços Técnicos Limitada	Max at Lloyd’s Ltd.
MCS Ireland	Max Capital Services Limited	Max Capital Group Ltd.
MCS USA	Max Capital Services USA LLC	Max Capital Services Limited
MCS BDA	Max Capital Services BDA Ltd.	Max Capital Services Limited
MCS UK	Max Capital Services UK Ltd.	Max Capital Services Limited
Danish Re	Danish Re (UK) Group Limited	Max UK Holdings Ltd.

We consider Max Bermuda, Max Re Europe, Max Insurance Europe, Max Specialty, Max America and Max at Lloyd’s to be the operating subsidiaries of Max Capital. All other subsidiaries are either holding companies or companies providing services to the operating companies.

Certain terms and financial measures used below are in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Certain terms and non-GAAP financial measures used below are defined in the “Glossary of Selected Insurance Industry Terms and non-GAAP financial measures” appearing on page 45 of this Form 10-K. We have included certain non-GAAP financial measures in this Form 10-K within the meaning of Regulation G. We have generally provided these financial measurements in previous filings and we believe that these measurements are important to investors and other interested parties, and that investors and such other persons benefit from having a consistent basis of comparison with other companies within the insurance industry. These measures may not be comparable to similarly titled measures used by companies outside the insurance industry. Investors are cautioned not to place undue reliance on these non-GAAP measures in assessing our overall financial performance.

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

These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in documents filed by us with the SEC) include, but are not limited to:

•	claims development;

•	cyclical trends, general economic conditions and conditions specific to the reinsurance and insurance markets in which we operate;

•	pricing competition;

•	rating agency policies and practices;

•	catastrophic events;

•	the amount of underwriting capacity from time to time in the market;

•	material fluctuations in interest rates and inflation;

•	unexpected volatility associated with investments;

•	tax and regulatory changes and conditions; and

•	loss of key executives.

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

General Description

We are a Bermuda headquartered global provider of specialty insurance and reinsurance products for the property and casualty market, with underwriting operations based in Bermuda, Ireland, the United States and the United Kingdom. We underwrite a diversified portfolio of risks and serve clients ranging from Fortune 1000 companies to small owner-operated businesses. We also provide reinsurance for the life and annuity market when attractive opportunities arise.

In the fourth quarter of 2009 we expanded our underwriting operations to Latin America, where we intend to start providing reinsurance products in 2010, placing the risks in our Max at Lloyd’s and Max Re Europe platforms.

We have $1,564.6 million in consolidated shareholders’ equity as of December 31, 2009. Our principal operating subsidiary is Max Bermuda. We conduct our non-Lloyd’s European activities through Max Europe Holdings Limited and its two operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty and Max America. Our United Kingdom Lloyd’s operations are conducted through Max UK and its operating subsidiary Max at Lloyd’s. We hold all material other investments in Max Diversified. We house certain personnel and assets within our global service companies which we believe improves the efficiency of certain corporate services across the group. The global service companies comprise MCS Ireland and its three wholly-owned subsidiaries, MCS Bermuda, MCS USA and MCS UK.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis for all of our non-Lloyd’s operations, with full integration of our Max at Lloyd’s platform expected by the second quarter of 2010. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturity portfolios (one held for trading, one held as available for sale, the other held to maturity) and a diversified hedge fund portfolio. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values at December 31, 2009, the allocation of invested assets was 94.0% in cash and fixed maturities and 6.0% in other investments.

Business Segments

We operate in five segments: the Bermuda/Dublin insurance segment, the Bermuda/Dublin reinsurance segment, the U.S. specialty segment, the Max at Lloyd’s segment and the life and annuity reinsurance segment. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Bermuda/Dublin Insurance:
Aviation	$69,834	5.1%	$53,034	4.2%	$40,934	3.8%
Excess Liability	113,767	8.3	123,490	9.8	131,515	12.2
Professional Liability	179,904	13.1	159,140	12.7	157,450	14.6
Property	64,262	4.6	53,704	4.3	53,027	4.9

Total Bermuda/Dublin Insurance	427,767	31.1	389,368	31.0	382,926	35.5
Bermuda/Dublin Reinsurance:
Agriculture	89,550	6.5	80,454	6.4	985	0.1
Aviation	34,715	2.5	31,555	2.5	34,095	3.1
General Casualty	29,185	2.1	10,165	0.8	16,716	1.6
Marine and Energy	18,321	1.3	12,769	1.0	47,077	4.4
Medical Malpractice	67,483	4.9	77,133	6.2	53,138	4.9
Other	2,297	0.2	1,934	0.2	6,031	0.6
Professional Liability	71,531	5.2	38,718	3.1	33,640	3.1
Property	87,039	6.4	99,280	7.9	89,197	8.3
Whole Account	11,456	0.9	12,906	1.0	15,080	1.4
Workers’ Compensation	77,451	5.6	54,595	4.4	49,197	4.5

Total Bermuda/Dublin Reinsurance	489,028	35.6	419,509	33.5	345,156	32.0
U.S. Specialty:
General Casualty	87,782	6.5	59,838	4.8	12,302	1.2
Marine	61,360	4.5	38,667	3.1	1,220	0.1
Professional Liability	576	0.0	—	—	—	—
Property	135,760	9.8	95,848	7.6	34,721	3.2

Total U.S. Specialty	285,478	20.8	194,353	15.5	48,243	4.5
Max at Lloyd’s (1):
Accident and Health	22,602	1.6	408	0.0	—	—
Aviation	2,611	0.2	—	—	—	—
Financial Institutions	23,822	1.7	4,062	0.3	—	—
Professional Liability	19,889	1.4	2,928	0.3	—	—
Property	60,049	4.4	1,446	0.1	—	—

Total Max at Lloyd’s	128,973	9.3	8,844	0.7	—	—

Aggregate Property and Casualty	$1,331,246	96.8%	$1,012,074	80.7%	$776,325	72.0%

Life and Annuity Reinsurance:
Annuity	$—	—	$239,555	19.1%	$299,261	27.8%
Health	—	—	—	—	29	0.0
Life	43,755	3.2	2,621	0.2	2,671	0.2

Total Life and Annuity Reinsurance	$43,755	3.2%	$242,176	19.3%	$301,961	28.0%

Aggregate Property and Casualty, and Life and Annuity	$1,375,001	100.0%	$1,254,250	100.0%	$1,078,286	100.0%

(1)	The results of operations for our Max at Lloyd’s segment are consolidated from November 6, 2008, the date Max at Lloyd’s was acquired.

	2009		2008		2007
	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Short tail lines	$648,400	48.7%	$469,099	46.4%	$307,287	39.6%
Long tail lines	682,846	51.3	542,975	53.6	469,038	60.4%

Aggregate Property and Casualty	$1,331,246	100.0%	$1,012,074	100.0%	$776,325	100.0%

Short tail lines are those lines of business which generally have a short claims pay-out period. Long tail lines are those which generally have a long claims pay-out period. We consider our short tail lines of business to include aviation, property, agriculture, marine and energy, accident and health, and other. We consider our long tail lines to include excess liability, professional liability, general casualty, medical malpractice, whole account, workers’ compensation, and financial institutions.

Additional information about our business segments is set forth in Item 7—Management’s Discussion and Analysis and Note 21 to our audited consolidated financial statements included herein.

For our property and casualty businesses, the majority of our clients are insurers, reinsurers and companies located in North America. During the years ended December 31, 2009, 2008 and 2007, we derived approximately 78.5%, 81.0% and 75.4%, respectively, of property and casualty gross premiums written from clients located in North America. We also source business outside North America, predominantly in Europe, which represented approximately 13.6%, 13.8% and 19.1% of gross premiums written for the years ended December 31, 2009, 2008 and 2007, respectively. Gross premiums written associated with the rest of the world represented approximately 7.9%, 5.2% and 5.5% for the years ended December 31, 2009, 2008 and 2007, respectively.

For our life and annuity business, our clients are insurers, reinsurers and companies located in either Europe or North America. During the year ended December 31, 2009, we derived all of our life and annuity gross premiums written from clients in North America. During the years ended December 31, 2008 and 2007, we derived approximately 98.9%, and 99.0% respectively, of our life and annuity gross premiums written from clients located in Europe, principally Ireland.

Description of Business

Bermuda/Dublin Insurance

Our Bermuda/Dublin insurance segment offers professional lines, excess liability, aviation and property insurance products, primarily to Fortune 1000 companies. Our excess liability products include excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. Our professional lines products include errors and omissions insurance, employment practices liability insurance and directors and officers insurance. Our insurance products are underwritten in Bermuda and Ireland. We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland.

Bermuda/Dublin Reinsurance

Our Bermuda/ Dublin reinsurance segment offers excess of loss and quota share, also known as proportional or pro rata, products in the property and casualty reinsurance market. Generally, we participate on reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty and whereby the terms and conditions of the treaty are substantially the same for each reinsurer participating. Our balance between long tail business and short tail business can shift based on the opportunities available in those markets.

Starting in 2010, we expect to provide reinsurance to clients in Latin America through Max Re Europe, which is establishing a representative office in Bogota, Colombia.

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

During the years ended December 31, 2009, 2008 and 2007, we wrote $239.0 million, $257.8 million and $255.9 million, respectively, or 48.9%, 61.5% and 74.2%, respectively, of Bermuda/Dublin reinsurance gross premiums on an excess of loss basis and $250.0 million, $161.7 million and $89.2 million, respectively, or 51.1%, 38.5% and 25.8%, respectively, of Bermuda/Dublin reinsurance gross premiums on a quota share basis.

U.S. Specialty

We offer property, general casualty, inland marine, ocean marine, and professional liability (which commenced writing business towards the end of 2009) insurance products to small- to medium-sized companies in the United States. We operate in the excess and surplus lines market through Max Specialty, and in the admitted insurance market through Max America. Excess and surplus lines insurance is a segment of the U.S. insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines insurance market are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market has significant flexibility regarding insurance rate and form, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our clients.

Max Specialty is licensed in Delaware and is approved to write excess and surplus business on a non-admitted basis in all other states along with Puerto Rico and the U.S. Virgin Islands. Max America is domiciled in Indiana and licensed to write business on an admitted basis in all 50 states plus the District of Columbia.

Max at Lloyd’s

Our Max at Lloyd’s segment operates through Max at Lloyd’s, which is the managing agent for Syndicates 1400, 2525 and 2526, which we collectively refer to as, the Syndicates. Max at Lloyd’s, through the Syndicates, underwrites a diverse portfolio of specialty risks. Syndicate 1400 offers property reinsurance, aviation insurance, accident and health insurance and reinsurance, and financial institutions insurance products (and starting in 2010, international casualty reinsurance). Syndicate 2525 offers employers’ and public liability insurance products. Syndicate 2526 specializes in professional liability and medical malpractice insurance products. We include Syndicate 2525 and 2526 lines of business in professional lines in the table above. The Syndicates operate in the Lloyd’s market, the world’s oldest specialty insurance marketplace. We believe this segment complements our specialty insurance underwriting capabilities and extends our ability to write business in multiple jurisdictions around the world.

Starting in 2010, we expect to provide reinsurance to clients in Latin America through Max at Lloyd’s, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status.

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

The life reinsurance risks that we underwrite include mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The annuity products that we underwrite include longevity and investment risks. The disability products that we underwrite include investment risk and, to a lesser extent, morbidity risk and longevity risk. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Longevity risk measures the sensitivity of the insurance company’s liability to future mortality improvement being greater than expected. Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions.

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

The difference between premium volume and potential ultimate losses is smaller for our long tail business than for our short tail business. Short tail business represents approximately 48.7% of our property and casualty premium volume in the current year. Furthermore, we believe our casualty business is less susceptible to the aggregation of losses from one or two major events. Our short tail catastrophe exposed business comprises mostly our property, agriculture, aviation and marine and energy products in both insurance and reinsurance, which are susceptible to large catastrophe events that may trigger losses to a number of our cedants. As a result, we believe our short tail catastrophe exposed business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We have established a corporate policy of limiting the maximum impact of a catastrophe event or series of catastrophe events on our short tail catastrophe exposed business to 20% of opening shareholders’ equity on an annual basis for a modeled 1 in 250 year event.

We seek to reduce the volatility arising out of the underlying risks assumed through our written business by setting and maintaining contractual features that may include overall aggregate limits on liabilities, sub-limits on liabilities and attachment points for liabilities. Additionally, we seek to manage our property catastrophe reinsurance aggregation risk by utilizing internally developed catastrophe models that are based upon the results of commercially available products provided by companies such as Risk Management Solutions, Inc. and AIR Worldwide Corporation. Further protection against volatility and aggregation risk is obtained through the purchase of reinsurance as described under “Retrocessional and Balance Sheet Protections.”

We manage the duration, volatility and currency of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification and we tailor our investment strategy accordingly. Because we currently write predominantly traditional property and casualty insurance and reinsurance business, and as we have expanded our short tail business, in 2009 we decreased our other investment allocation to approximately 6% of total invested assets with the remaining invested assets allocated to cash and fixed maturities investments.

We use a series of proprietary and non-proprietary actuarial and financial models in order to analyze the underlying risk characteristics of our liabilities and assets. We conduct both contract-by-contract modeling as well as portfolio aggregation modeling and then analyze these modeled results on an integrated basis in an effort to determine the aggregation of our underwriting risk and investment risk and the ultimate impact that adverse events might have on our shareholders’ equity.

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

Our underwriting and risk management processes and procedures described in this section and in the sections below continue to be expanded to include the Max at Lloyd’s segment. The integration of Max at Lloyd’s into our underwriting and risk management system is substantially complete, and is expected to be finalized by the second quarter of 2010. Max at Lloyd’s and the Syndicates are subject to stringent financial and regulatory oversight by the Financial Services Authority, or FSA, and the Society of Lloyd’s, including a quarterly filing to Lloyd’s by each syndicate. The integration of the Max at Lloyd’s underwriting process with our existing process is being gradually phased-in to all lines of business offered by our Max at Lloyd’s segment.

We recognize the importance of information technology in supporting our business platform growth. We continue to develop and enhance our existing technology platforms to assist in our underwriting and risk management processes and procedures across all of our segments.

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

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss reinsurance contracts that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss reinsurance, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits. Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and on a whole portfolio basis as the need arises. Generally, we will utilize quota share reinsurance for our casualty business in order to allow us to provide increased capacity to our clients while still meeting our internally governed maximum net exposure thresholds. During the year ended December 31, 2009, the largest component of our ceded reinsurance has been quota share treaty reinsurance, principally related to our insurance and U.S. specialty segments. Our underwriting policy is to retain a maximum net exposure of not more than 3% of our shareholders’ equity for any individual contract we write. For our property and aviation business, we purchase excess of loss reinsurance in order to reduce the volatility of our underwriting results. Our underwriting policy is to limit the maximum impact of a catastrophe event or series of catastrophe events on our short tail catastrophe exposed business to 20% of opening shareholders’ equity on an annual basis for a modeled 1 in 250 year event.

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

At December 31, 2009, 83.6% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.3% are rated “A-”. Grand Central Re Limited, or Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 10.1% of our losses recoverable at December 31, 2009. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 108.0% of its loss recoverable obligations. The remaining 1.0% of losses recoverable are with “B+” or lower reinsurers.

Loss and Benefit Reserves

We establish and carry as liabilities an actuarially determined amount of loss reserves. These reserve amounts have been established to meet our estimated future obligations for losses and related expenses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations. We use our own property and casualty and life and annuity actuaries as part of our loss reserving process, with the exception of our Max at Lloyd’s segment. In addition, we engage external independent actuaries to perform an annual review of our loss reserve estimates. For our Max at Lloyd’s segment, external independent actuaries are used by senior management to assist in the establishment of loss reserve estimates.

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

On a quarterly basis, we perform a detailed review of our contracts and of the actuarial method utilized in arriving at reserve estimates and the related reinsurance recoverables. This review is performed by our corporate actuarial group, which is staffed by a team of qualified actuaries, on a contract by contract basis for our reinsurance segment, and on a portfolio basis for our insurance and U.S. specialty segments. The Max at Lloyd’s segment review is performed by external independent actuaries. The quarterly review utilizes the initial submission information updated by current premium, loss and claims data reported to us. The newly reported loss information from our clients is the principal contributor to changes in our loss reserve estimates. As part of this process, our actuaries validate that the actuarial method applied continues to be appropriate to allow us to form a sound basis for projection of future liabilities. In addition, our reserve estimates are reviewed annually by external actuaries in order to corroborate management’s estimates.

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

During the years ended December 31, 2009, 2008 and 2007, brokered transactions accounted for the majority of our property and casualty gross premiums written. During the years ended December 31, 2009, 2008 and 2007, the top three independent producing intermediaries and brokerage firms accounted for 25%, 11% and 7%; 18%, 16% and 10%; and 22%, 13% and 12%, respectively, of property and casualty gross premiums written.

Our life and annuity reinsurance segment generally writes a limited number of transactions in a year, with a potentially large variation in premium volume. As a result, the number of possible brokers used in a year is limited to the number of transactions written. During each of the years ended December 31, 2009, 2008 and 2007, the largest independent producing intermediary and brokerage firm accounted for 95%, 27% and 30% of life and annuity gross premiums written, respectively.

Potential credit risk associated with brokers and intermediaries is discussed in Item 1A—Risk Factors—The involvement of reinsurance brokers subjects us to their credit risk.

In addition, we attempt to capitalize on existing relationships with reinsurance and insurance companies, large global corporations and financial intermediaries to develop and underwrite business.

Overview of Investments

We seek to earn a superior risk-adjusted total return on our assets by engaging in an investment strategy that combines fixed maturities and other investments (principally hedge fund investments) and employs strategies intended to manage investment risk. We diversify our portfolio in an attempt to limit volatility and maintain adequate liquidity in our fixed maturities and other investments to fund operations and losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio. The finance and investment committee of our board of directors monitors the performance of our investment managers. The finance and investment committee also periodically reviews our investment guidelines in light of prevailing market conditions and amends them from time to time as it deems appropriate. Based on fair values at December 31, 2009, the allocation of invested assets was 94.0% in cash and fixed maturities and 6.0% in other investments.

Aggregate Portfolio Results

The table below shows the annual total rate of return of our cash and fixed maturities portfolio, other investment portfolio and aggregate investment portfolio for the years ended December 31, 2009, 2008 and 2007 (1).

	Year Ended December 31,
	2009	2008	2007
Cash and Fixed Maturities Investments	5.86%	4.66%	5.11%
Other Investments	12.35%	(19.27)%	16.97%
Aggregate Portfolio	6.68%	(0.09)%	10.38%

(1)	Annual total rate of return means the annual total rate of return calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance (comprising net investment income and realized and unrealized gains/losses) by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

This annual total rate of return information for our investment portfolio should not be relied upon as a representation of future results. Future results may vary and these variations may be significant.

Fixed Maturities Investments

Based on fair values at December 31, 2009, approximately 94.0% our total investment portfolio was invested in cash and fixed maturities. Our fixed maturities portfolio was managed by seven independent investment managers. Our fixed maturities investments comprise liquid, high quality securities. As of December 31, 2009, our fixed maturities investments had a dollar-weighted average rating of Aa1/AA+, an average duration of approximately 5.4 years and an average book yield to maturity of 4.69%. Including cash and cash equivalents, the average duration was approximately 4.7 as of December 31, 2009.

The investment strategy and guidelines for our fixed maturities investments emphasize diversification and preservation of principal. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 1.8% of our invested assets by fair value at December 31, 2009) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments.

During 2009 we implemented a strategy to hold certain fixed income securities to maturity. These securities are principally of long duration and match the more predictable cash flow requirements of our long term liabilities.

Our cash and fixed maturities investments, excluding those which are being held to maturity, provide liquidity for day-to-day operations. We believe that we will be able to satisfy our foreseeable cash needs from our cash and available for sale fixed maturities investments and we maintain significant cash and cash equivalent balances to reduce the likelihood of needing to sell fixed maturities investments before maturity.

Our investments are held by four different custodians. These custodians are all large financial institutions, which are highly regulated. These institutions have controls over their investment processes, which are certified annually.

Additional information about our fixed maturities investments can be found in Note 3 to our audited consolidated financial statements included herein.

Other Investments

Overview. Other investments comprise the Company’s investment in hedge funds and the Company’s investment in Grand Central Re, a private equity investment. Together, the hedge funds and the private equity investment are referred to as the Company’s hedge fund portfolio.

Based on fair values at December 31, 2009, approximately 6.0% (Max Diversified—5.9% and reinsurance private equity—0.1%) of our investment portfolio was invested in our hedge fund portfolio. Max Diversified holds all of our hedge fund portfolio, other than a reinsurance private equity investment, which is held by Max Bermuda. Alstra Capital Management, LLC, an affiliate of one of our former directors and which we refer to as Alstra, served as fund advisor for Max Diversified from April 1, 2004 until January 31, 2009. With the reduction in the size of our hedge fund portfolio, we now manage our hedge funds internally. Early in 2009, we hired certain staff from Alstra and terminated our investment advisor agreement with Alstra.

As of December 31, 2009, Max Diversified was invested in 30 underlying trading entities representing the following investment strategies: Distressed Securities Investing, Diversified Arbitrage, Emerging Markets, Event Driven Arbitrage, Fixed Income Arbitrage, Global Macro, Long/Short Credit, Long/Short Equities and Opportunistic Investing. These strategies were selected because of their low correlation with the stock market, the bond market and each other. Our hedge fund portfolio investment guidelines also provide that Max Diversified may be invested in Commodities Trading and Merger Arbitrage.

In 2009, to better support our changing and growing underwriting platforms, we reduced our target allocation to the hedge fund portfolio to approximately 5-7% of total invested assets, down from the previous target range of 10-15% in 2008 and 15-25% in 2007. While our allocation to the hedge fund portfolio has been reduced, we expect it to remain an important component of our asset mix.

Our hedge fund portfolio investments are invested in accordance with our investment guidelines, which may be amended from time to time by our board of directors, or a committee thereof. Our investment guidelines currently mandate, among other things, that:

•	at least five distinct hedge fund investment strategies must be employed at all times;

•	no more than 5.0% of the fair value of the hedge fund portfolio may be invested in any single underlying hedge fund;

•	no more than 10.0% of the fair value of the hedge fund portfolio may be allocated to any single hedge fund manager; and

•

monthly or quarterly liquidity must be available on 80.0% or more, by fair value, of the active hedge fund investments in our hedge fund portfolio, unless revised by the finance and investment committee.

The above guidelines have been temporarily waived, where considered necessary, by the finance and investment committee as we executed our strategy of reducing our allocation to hedge funds. This waiver has been and will be reviewed on a quarterly basis by the finance and investment committee.

Since the termination of the management agreement with Alstra, we manage our hedge fund portfolio internally. Our internal portfolio managers may make discretionary investment determinations in accordance with our investment guidelines and in underlying strategies approved by the finance and investment committee of the board of directors.

Prior to October 1, 2008, Max Diversified paid Alstra a management fee of 70 basis points plus an incentive fee of 7.5% of the return in excess of a 10% threshold on the net asset value of the funds in which Max Diversified had invested. In October 2008, this fee was replaced with a flat management fee. Alstra was paid management fees of $0.7 million in 2009 (2008—$8.2 million). In addition, we paid Alstra a termination fee of $2.0 million in 2009.

Hedge Fund Portfolio Strategies. The following is a summary of the underlying strategies of funds in which we may invest:

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

Distressed Securities. Funds that pursue a distressed investing strategy purchase securities of companies experiencing financial distress. Typically, these companies are engaged in out-of-court debt restructurings or bankruptcy proceedings.

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

Opportunistic. Our principal opportunistic investment focuses on investing in distressed loan portfolios. These loans tend to be collateralized by real estate and are typically purchased for a small fraction of the original loan amount. This strategy involves analysis of the value of the real estate collateral underlying each loan. The fund then attempts to reach an agreement with the debtor under each of the individual loans to satisfy the indebtedness for an amount greater than the purchase price of the loan. Securities purchased pursuant to this strategy are normally private debt obligations for which there is no public market.

Hedge Fund Portfolio. As of December 31, 2009 and 2008, the distribution of the hedge fund portfolio by investment strategy was:

	As of December 31,
	2009		2008
	Fair Value	Allocation %	Fair Value	Allocation %
	(in thousands)		(in thousands)
Convertible arbitrage	$—	—%	$10,650	1.4%
Distressed securities	62,897	20.0	115,900	15.4
Diversified arbitrage	34,503	10.9	46,034	6.1
Emerging markets	26,211	8.3	39,683	5.3
Event driven arbitrage	41,724	13.3	75,205	9.9
Fixed income arbitrage	14,351	4.6	30,881	4.1
Global macro	34,299	10.9	87,304	11.6
Long/short credit	9,426	3.0	38,581	5.1
Long/short equity	85,901	27.3	290,224	38.5
Opportunistic	2,765	0.8	14,746	2.0

Total hedge funds	312,077	99.1	749,208	99.4

Reinsurance private equity	2,772	0.9	4,450	0.6

Total other investments	$314,849	100.0%	$753,658	100.0%

Cash and cash equivalent balances of $22.3 million and $133.4 million held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents in our consolidated balance sheets at December 31, 2009 and 2008, respectively. Redemptions receivable of $79.1 million and $98.1 million held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement in our consolidated balance sheets at December 31, 2009 and 2008, respectively. The cash and cash equivalent balances held within the hedge fund portfolio are included in the calculation of total return on the hedge fund portfolio.

Additional information about the hedge fund portfolio can be found in Item 7—Management’s Discussion and Analysis – Financial Condition and Note 3 and Note 4 to our audited consolidated financial statements included herein.

Competition

The reinsurance and insurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate with the risk being assumed and in accordance with underwriting guidelines;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with reinsurance and insurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and administrative activities; and

•	experience in the particular line of insurance or reinsurance to be underwritten.

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. We believe insurance and reinsurance capacity has increased during 2009, aided by the relatively few property catastrophe events and the positive impact on insurers/reinsurers’ investment portfolios of the improvement in the worldwide financial markets. We expect this to create downward pressure on premium rates in the short to medium term.

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries from each of A.M. Best Company, or A.M. Best, Fitch, Inc., or Fitch, Moody’s Investors Service, Inc., or Moody’s and Standard & Poor’s Rating Services, or S&P (see table below). These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Max Capital.

As of December 31, 2009 and 2008, Max USA has outstanding $90.6 million and $91.5 million aggregate principal amount, respectively, of 7.20% senior notes due April 14, 2017. The senior notes are guaranteed by Max Capital. The senior notes were assigned a senior unsecured debt rating by A.M. Best, Fitch, Moody’s and S&P (see table below). The senior unsecured debt ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

At December 31, 2009, we were rated as follows:

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

In connection with the administration of the life and annuity benefit payments of our clients’ primary insureds that are covered on certain reinsurance transactions, our company, together with the client, may select an independent third-party claims administrator. We and our client then enter into a contract with the third-party administrator that will typically contain a provision requiring a significant amount of advance notice in order to terminate the contract. We are responsible for the loss and benefit payment expense charged by the third party administrator.

Regulation

The principal jurisdictions of our operations are Bermuda, Ireland, the United Kingdom and the United States.

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

Ireland

Our Irish operating subsidiaries, Max Insurance Europe and Max Re Europe, are subject to regulation by the Irish Financial Services Regulatory Authority, or IFSRA. Max Insurance Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2004 as amended, regulations promulgated thereunder and directions and guidelines, and codes of conduct, issued by IFSRA, which we refer to collectively as the Insurance Acts and Regulations.

Max Insurance Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Max Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006 and rules made thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, and insofar as relevant to reinsurance, the Insurance Acts and Regulations.

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

United Kingdom and Lloyd’s

The financial services industry in the United Kingdom is regulated by the Financial Services Authority, or FSA. The FSA is an independent non-governmental body, given statutory powers by the Financial Services and Markets Act 2000. Although accountable to treasury ministers and through them to Parliament, it is funded entirely by the firms it regulates. The FSA has wide ranging powers in relation to rule-making, investigation and enforcement to enable it to meet its four statutory objectives, which are summarized as one overall aim: “to promote efficient, orderly and fair markets and to help retail consumers achieve a fair deal.”

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

Max at Lloyd’s underwriting activities are therefore regulated by the FSA as well as being subject to the Lloyd’s “franchise”. Both the FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. The FSA requires that the managing agent of the Syndicates carries out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an “individual capital assessment”) is reviewed and may be challenged by Lloyd’s.

United States

Max Specialty is domiciled and licensed in Delaware as a property and casualty insurer and does not hold insurance certificates of authority in any other jurisdiction. Notwithstanding the foregoing, Max Specialty is listed or authorized as an eligible surplus lines insurer in 49 other U.S. states along with Puerto Rico and the U.S. Virgin Islands. Although Max Specialty is subject to regulation as an eligible surplus lines insurer by state insurance departments and under applicable state insurance laws in each jurisdiction in which it is listed or authorized, the principal insurance regulatory authority is the Delaware Department of Insurance.

Max America is domiciled in Indiana and is admitted as a licensed insurer in all 50 states and the District of Colombia. As such, Max America is also subject to regulation by all state insurance departments and under all applicable state insurance laws. The principal insurance regulatory authority, however, is the Indiana Department of Insurance.

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

Other Jurisdictions

As a global provider of specialty insurance and reinsurance, our company must comply with various regulatory requirements in jurisdictions where we provide coverage or have activities in addition to the principal jurisdictions set forth above. For example, Max Re Europe and Max at Lloyd’s will need to comply with applicable Latin America regulatory requirements in connection with our new Latin American reinsurance operations, and Max Insurance Europe must comply with applicable German and Swiss regulatory requirements in connection with its activities in those countries.

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

Employees

As of December 31, 2009, we had 394 employees.

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

As of December 31, 2009, we had property and casualty losses and life and annuity benefit reserves of $4,550.6 million. During the year ended December 31, 2009, we incurred net loss and loss expenses and claims and policy benefits of $594.7 million. We periodically review and, where appropriate, adjust our property and casualty losses and life and annuity benefit reserves in the period in which this review occurs.

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

Competitors and/or consolidation in our industry may make it difficult for us to market our products effectively and offer our products at a profit.

The reinsurance and insurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate with the risk being assumed and in accordance with underwriting guidelines;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with reinsurance and insurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and administrative activities; and

•	experience in the particular line of reinsurance or insurance to be written.

We compete directly with numerous independent reinsurance companies, captive insurance companies, insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide insurance and reinsurance competitors include Allied World Assurance Company, Ltd., Arch Capital Group Ltd., Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Montpelier Re Holdings Ltd., Platinum Underwriters Holdings, Ltd., Transatlantic Holdings, Inc., and Validus Holdings, Ltd., many of whom are larger companies with higher credit ratings and greater credit capacity.

Further, our ability to compete may be harmed if insurance industry participants consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, if at all, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could significantly and negatively affect our business or our results of operation.

The property, aviation, marine insurance and reinsurance and terrorism coverage that we offer may make us vulnerable to losses from catastrophic or terrorism events and may cause our results of operations to vary significantly from period to period.

The property, aviation and marine insurance and reinsurance that we offer may cause us to be vulnerable to losses from catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters.

Further worldwide terrorist attacks, threats of future terrorist attacks and the military initiatives and political unrest in certain geographic areas, increases many of the risks associated with the insurance markets worldwide. Although, we attempt to exclude losses from terrorism and certain other similar risks from some coverage that we write, we may not be successful in doing so. In addition, we have written and will continue to write some policies explicitly covering acts of terrorism. These risks are inherently unpredictable.

The incidence and severity of catastrophes and terrorism is inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for such catastrophic or terrorist events until they occur, claims from catastrophic or terrorist events could cause substantial volatility in our financial results for any fiscal quarter or year, as well as subsequent fiscal periods, and could have a significant and negative effect on our financial condition and results of operations. Our ability to write new business also could be significantly and negatively impacted.

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

Our non-Lloyd’s financial strength ratings as of December 31, 2009 are “A-” (4th out of 16 categories) by A.M. Best, “A” (6th out of 21 categories) by Fitch, and “A3” (7th out of 21 categories) by Moody’s, and “A-” (7th out of 21 categories) by S&P. The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new reinsurance and insurance contracts and certain existing contracts may be terminated, which would significantly and negatively affect our ability to implement our business strategy successfully.

The Lloyd’s market is currently rated “A” (excellent) by A.M. Best, “A+” (strong) by Fitch, and “A+” (strong) by S&P. In the event that Lloyd’s rating is downgraded below “A-” in the future, the downgrade could have a material adverse effect on our ability to underwrite business through the Syndicates and on our financial condition or results of operations.

A limited number of reinsurance and insurance brokers and broker transactions account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business could have a significant and negative effect on our business and results of operations.

A substantial portion of our reinsurance and insurance business is placed through brokered transactions, which involve a limited number of reinsurance and insurance brokers. We have relationships with multiple key personnel in these companies, however, and therefore expect to maintain strong working relationships in the future. During the years ended December 31, 2009, 2008 and 2007, the top three independent producing intermediaries and brokerage firms accounted for 25%, 11% and 7%; 18%, 16% and 10%; and 22%, 13% and 12%, respectively, of property and casualty gross premiums written. During the years ended December 31, 2009, 2008 and 2007, the top independent producing intermediary and brokerage firm accounted for 95%, 27% and 30%, respectively, of life and annuity gross premiums written. Loss of all or a substantial portion of the brokered business provided through one or more of these brokers could have a significant and negative effect on our business and results of operations.

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

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Underwriting involves the exercise of considerable judgment and the making of important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. As a result of these risks, one or more catastrophic or other events could cause substantial volatility in our financial results and could have a significant and negative effect on our financial condition and results of operations.

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

We believe that our modeling, underwriting and information technology and application systems are critical to our business. Moreover, our information technology and application systems have been an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm our reputation or increase expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology, investment management, custody and record-keeping and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We may require additional capital in the future, which may not be available to us on satisfactory terms, if at all.

We need liquidity to pay our operating expenses, interest on our debt and dividends, as well as to establish premium rates and reserves at levels sufficient to cover our losses.

To the extent that the funds generated by our ongoing operations are insufficient to fund future operating requirements and cover claim payments, we may need to raise additional funds through financings or curtail our growth. Markets in the United States and elsewhere have experienced volatility and disruption for more than 18 months, due in part to the global recession. These circumstances may reduce access to the equity and debt markets.

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

Adverse consequences of the U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

Adverse global market and economic conditions may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance.

We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations, including those institutions that participate in our credit facilities, fails.

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various U.S. depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facilities. If one or more of these financial institutions were to fail, our ability to access cash balances and draw down on our credit facilities might be temporarily or permanently limited, which could have a significant and negative effect on our results of operations, financial condition or cash flows.

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

We maintain a portion of our investments, insurance and reinsurance liabilities, and insurance and reinsurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses. As of December 31, 2009, approximately 66.1% of our reinsurance and insurance reserves were denominated in U.S. dollars. We purchase fixed maturities denominated in the currencies of the relevant reinsurance and insurance liabilities to manage our multiple currency exposures. We continually monitor those assets and liabilities to reduce our exposure to currency risk. Mismatches in multiple currency assets and liabilities may give rise to currency losses and our business could be significantly and negatively affected.

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

Our principal reinsurance operations are conducted by our companies licensed and operated in Bermuda, the United Kingdom, and Ireland. Many jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted reinsurers, such as Max Bermuda and Max Re Europe, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance clients typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2009, we had two letter of credit facilities totaling $675.0 million with an additional $200.0 million available subject to certain conditions. As of December 31, 2009, we had $461.3 million in letters of credit outstanding under these facilities. We also had a GBP 90.0 million ($145.5 million) letter of credit facility supporting our Funds at Lloyd’s commitments, of which GBP 63.6 million ($102.9 million) is utilized as of December 31, 2009. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.

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

To the extent we look to declare dividends at subsidiaries located in other jurisdictions, we are required to comply with restrictions set forth under applicable law and regulations in such other jurisdictions. These restrictions could act in a way as to impact adversely on the Company.

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

We may face significant challenges in integrating new insurance and reinsurance initiatives into our existing operations in a timely, efficient and effective manner. Successful integration depends on, among other things, the effective execution of our business plan for the new insurance and reinsurance initiatives, our ability to effectively integrate the operations of new insurance and reinsurance initiatives into our existing risk management techniques, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of new insurance and reinsurance initiatives will be successful or that the business derived therefrom will prove to be profitable. The failure to integrate new insurance and reinsurance initiatives successfully or to manage the challenges presented by the integration process may adversely impact our financial results.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

We recognize the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires. These changes may effect pricing and losses and consequentially adversely impact our financial results.

Risks Related to Our Investment Strategy

Changes in market interest rates and general economic conditions could have a significant and negative effect on our investment portfolio, investment income and results of operations.

Increasing market interest rates reduce the value of our fixed maturities, and we may realize a loss if we sell fixed maturities whose value has fallen below their acquisition cost. Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new investments that may yield less than our investment portfolio’s average rate of return. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Our mitigation efforts with respect to interest rate risk are primarily focused towards monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. However, our estimates of the duration and structure of our liability portfolio may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity. Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

The success of our investment strategy is also affected by general economic conditions, including volatility in interest rates and the price of securities. Unexpected volatility or illiquidity in the financial markets could significantly and negatively affect our ability to conduct business.

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio could significantly and negatively affect our ability to conduct business.

Although our investment strategy requires a minimum weighted average credit quality rating of Aa2/AA, or its equivalent from at least one internationally recognized statistical rating organization, to be maintained for our fixed maturities investment portfolio as a whole, unexpected volatility or illiquidity in the financial markets could have a significant adverse impact on the credit ratings of the fixed maturities investment we hold. Deterioration of credit ratings on our fixed maturities investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit in the financial markets, we may realize a significant loss.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2009.

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio could significantly and adversely affect our investment portfolio, investment income and results of operations.

The determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations.

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

Our valuation of fixed maturity securities and hedge fund investments may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity and hedge fund investments, which are reported at fair value on the consolidated balance sheet, represent the majority of our total cash and invested assets.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by both our investment custodians and our investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian and our validation process includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to its knowledge of the current investment market.

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

Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.

As of December 31, 2009, we had reduced our allocation to hedge fund investments to approximately 6% of total invested assets, although our investment guidelines permit us to invest up to 15% of our investment portfolio in a hedge fund investment portfolio. Max Diversified invests in various hedge funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. We invest the remainder of our hedge fund investment portfolio through Max Bermuda, which makes strategic investments in reinsurance companies. Although we believe that our investment portfolio assists us in maintaining low overall volatility, the risks associated with our hedge fund investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the hedge funds in which we invest impose limitations on the timing of withdrawals, or may suspend withdrawals for a period of time, we may be unable to withdraw our investment from a particular hedge fund on a timely basis. Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.

Deterioration in the public debt and equity markets could lead to additional investment losses.

Disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in large financial institutions, could result in significant realized and unrealized losses in our investment portfolio. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a significant and negative effect on our results of operations, financial condition and business.

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

We have entered into investment management agreements with a number of managers to manage portions of our aggregate fixed maturities portfolio. Additionally, each underlying hedge fund manager for our hedge fund investment portfolio invested through Max Diversified has discretionary authority over the portion of our underlying hedge fund investment portfolio that it manages. As a result, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers, and the investment managers of each underlying hedge fund, to select and manage appropriate investments. We cannot assure you that any or all of these investment managers will be successful in meeting our investment objectives, or that these investment managers will not terminate their respective agreements with our Company. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives, or the termination of our agreements with one or more of these investment managers, could significantly and negatively affect our ability to conduct our business.

Our fixed maturities investment portfolio is managed by outside managers, therefore we do not directly control individual trading activity.

Our investment managers are contractually obligated to follow our investment guidelines, including requiring consent before selling any fixed maturity securities. However, we cannot assure you as to how our assets will be allocated among different securities or as to our level of risk exposure. Further, while nearly all securities in our fixed maturities portfolio are investment grade when originally purchased, these securities are still subject to credit risk, interest rate risk and currency risk. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

Our investment portfolio may be subject to political risk.

Our investments, in both our hedge fund investment and fixed maturities portfolio, may be exposed to political risk to the extent that our investment advisors and underlying funds, on our behalf and subject to our investment guidelines, trade securities that are listed on various US and non-US exchanges and markets. The government in any of these jurisdictions could impose restrictions, regulations or permanent measures, which may have a significant and negative impact on the ability of our advisors to implement our fixed maturities or other investment strategies.

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

Our insurance and reinsurance subsidiaries operate in numerous countries around the world as well as in all 50 U.S. states. Our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that our insurance and reinsurance subsidiaries are subject to may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny. In addition, some state legislatures have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators regularly reexamine existing laws and regulations.

In addition, European legislation known as “Solvency II”, which will govern the prudential regulation of insurers and reinsurers, is due to come into force in 2012. Solvency II will require insurers and reinsurers in Europe to meet risk-based solvency requirements. It will also impose group solvency and governance requirements on groups with insurers and/or reinsurers operating in the European Economic Area.

We may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

Certain of our subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Max USA and its subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws, including the laws of their states of domicile (Delaware and Indiana). The risk-based capital standards, or RBC standards, are based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, and require Max USA and its subsidiaries to report their results of RBC calculations to state insurance departments and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC limits. In addition, Max USA and its subsidiaries are subject to minimum capital requirements imposed under the laws of some of the states in which it conducts business.

Max Bermuda is also subject to risk-based capital standards and minimum capital and surplus requirements imposed by the Bermuda Monetary Authority. Generally, reinsurers are required to hold capital determined in part using the Bermuda Solvency Capital Requirement or an alternative model approved by the Bermuda Monetary Authority.

Max Insurance Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central bank acts 1942 to 2004 as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct, issued by IFSRA (the Insurance Acts and Regulations). Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Max Re Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006 and rules made thereunder and regulations relating to reinsurance business promulgated under the European Communities Act 1972 and insofar as relevant to reinsurance, the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with certain principles including obligations to diversify the assets, to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

Max at Lloyd’s underwriting activities are regulated by the FSA as well as being subject to the Lloyd’s “franchise.” Both the FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. The FSA requires that the managing agent of the Syndicates carry out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an “individual capital assessment”) is reviewed and may be challenged by Lloyd’s.

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

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	increasingly mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating company is domiciled in, and operates exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the United States or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. These changes could significantly and negatively affect Bermuda’s position in respect of future regulatory initiatives, which could adversely impact us commercially.

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

Lloyd’s requires members to contribute to the Central Fund in the form of an annual contribution. The Council of Lloyd’s has discretion to require members to make further Central Fund contributions of up to 3% of their underwriting capacity in any one year.

Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation. Regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd’s may require the Max Corporate Capital Vehicles to satisfy cash calls to meet claims payment obligations and to maintain minimum trust fund amounts.

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

In addition, our bye-laws generally provide that any shareholder owning, directly or by attribution, 9.5% or more of our common shares will have the voting rights attached to such common shares reduced such that the common shares will constitute less than 9.5% of the voting power of all of the shares. Because of the attribution provisions of the Internal Revenue Code and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not that shareholder directly holds of record 9.5% or more of our common shares. Further, our directors or their designees have the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors or their designees discretion to disregard all votes attached to such shareholder’s common shares.

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

Shareholders’ Suit. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the Company to remedy a wrong done to the Company where the act complained of is alleged to be beyond the corporate power of the Company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

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

If Max Capital or any of our non-U.S. subsidiaries were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Max Capital nor any of our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles (which are considered to have a taxable presence in the United States pursuant to a closing agreement between the IRS and the Corporation of Lloyd’s), MCS Ireland, MCS BDA and MCS UK , will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Max Capital or any of our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles, MCS Ireland, MCS BDA and MCS UK are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Max Capital or any of our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles, MCS Ireland, MCS BDA and MCS UK, is engaged in a trade or business in the United States. Any such income or branch profits tax could materially adversely affect our results of operations.

Even if Max Capital and our non-U.S. subsidiaries, other than the Max Corporate Capital Vehicles, MCS Ireland, MCS BDA and MCS UK, are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits, and income (such as dividends and certain interest on investments) derived from sources within the United States. In addition, we will be subject to a U.S. excise tax that is imposed on reinsurance and insurance premiums received with respect to risks or insureds located in the United States.

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

Under current Bermuda law, there is no income, corporate, profits, withholding, capital gains or capital transfer tax payable by Max Capital, Max Bermuda, Max Managers, MCS BDA or Max Diversified. Each of these entities has obtained from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to any of these entities, their operations or their shares, debentures or other obligations, until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda taxes after March 28, 2016. Our business and results of operations would be significantly and negatively affected if we were to become subject to taxes in Bermuda.

The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list”. However, we are not able to predict whether any changes will be made to this classification or whether any such changes will subject us to additional taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments regarding our current or periodic reports.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Annual total rate of return	Annual total rate of return is calculated by compounding the 12 consecutive monthly rates of return that are calculated by dividing monthly net performance (comprising net investment income and realized and unrealized gains/losses) by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Book value per share	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding at the balance sheet date

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case Reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance).

Combined Ratio	The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses by net premiums earned. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Contract Binding	A term to describe a distribution channel for writing insurance using a network of appointed wholesale general agents. The agents have binding authority for the insurer, which allows them to quote and bind policies on behalf of the insurer.

Diluted book value per share	Diluted book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding at the balance sheet date, after considering the dilutive effects of stock-based compensation and warrants, calculated using the treasury stock method.

Excess and surplus lines insurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual or difficult to place in conventional markets due to a shortage of capacity.

Annualized five year return	Annualized five year return is calculated by compounding the 60 consecutive monthly rates of return that are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100 and divided by 5.

Incurred but not reported, or IBNR	Incurred but not reported reserves, which include reserves for the following: • Pure incurred but not reported claims; • Future development on known claims.

Loss ratio	The loss ratio is calculated by dividing losses by net premiums earned.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Net operating income	Net income excluding after-tax net realized and unrealized gains or losses on fixed maturities (this includes net realized and unrealized gains or losses on trading securities, net realized gains or losses on available for sale securities and changes in fair value of investment derivatives), after-tax net foreign exchange gains or losses and after-tax merger and acquisition expenses. We believe that this non-GAAP measure provides a better indication of management performance as realized and unrealized gains and losses on fixed maturities may fluctuate from period to period and foreign exchange gains and losses are typically outside the control of management. Merger and acquisition expenses are not indicative of expenses fundamental to the business and may fluctuate from period to period.

Net operating return on average shareholders’ equity	Net operating return on average shareholders’ equity is calculated by dividing the net operating income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how the company has performed in terms of wealth generated for our shareholders.

Non-admitted carrier	A non-admitted carrier is not licensed by the state, but is allowed to do business in that state. Non-admitted carriers are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without time constraints and financial costs associated with the filing process.

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing net income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how we have performed in terms of wealth generated for our shareholders.

Total return	See Annual total rate of return.

ITEM 2.    PROPERTIES

The Company leases office space in Hamilton, Bermuda where the Company’s principal executive office is located. Additionally, the Company and its subsidiaries lease office space in the United States, Ireland, the United Kingdom and other jurisdictions sufficient for the operation of its insurance and reinsurance operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2009, see Note 20 of our audited consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time, party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our consolidated financial statements as of December 31, 2009.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual General Meeting of Shareholders. Max Capital held its Annual General Meeting of Shareholders on November 2, 2009. For more information on the following proposals, see Max Capital’s proxy statement filed with the SEC on September 9, 2009.

(1) The shareholders elected two Class 3 directors of Max Capital to serve until Max Capital’s annual general meeting of shareholders in 2012:

DIRECTOR	FOR	AGAINST	ABSTAIN
William Kronenberg III	51,836,032	224,487	10,530
James L. Zech	50,443,724	1,624,498	2,827

The terms of directors W. Marston Becker, Gordon F. Cheesbrough, K. Bruce Connell, Willis T. King Jr., James H. MacNaughton, Peter A. Minton, Steven M. Skala and Mario P. Torsiello continued after the meeting. The term of Mr. Zack H. Bacon III expired at the meeting.

(2) The shareholders authorized the election of one Class 3 director of Max Bermuda to serve until Max Bermuda’s annual general meeting of shareholders in 2012:

DIRECTOR	FOR	AGAINST	ABSTAIN
Angelo Guagliano	51,834,958	203,678	32,412

The terms of directors W. Marston Becker and Peter A. Minton continued after the meeting.

(3) The shareholders ratified the appointment of KPMG, Hamilton, Bermuda as Max Capital’s independent auditors for 2009:

FOR	51,922,447
AGAINST	145,552
ABSTAIN	3,051

(4) The shareholders authorized the ratification of the appointment of KPMG, Hamilton, Bermuda as Max Bermuda’s independent auditors for 2009:

FOR	51,921,428
AGAINST	146,570
ABSTAIN	3,051

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

	2009		2008
	High	Low	High	Low
First Quarter	$19.50	$13.00	$30.61	$25.72
Second Quarter	$19.47	$15.25	$26.85	$21.30
Third Quarter	$21.98	$17.16	$31.00	$20.70
Fourth Quarter	$23.69	$20.06	$26.10	$9.56

(B) Holders

As of January 31, 2010, the number of holders of record of our common shares was 208.

(C) Dividends

We have paid a quarterly cash dividend of $0.10 per common share ($0.40 annually) since the second quarter of 2009. From the first quarter of 2008 to the second quarter of 2009 we paid a quarterly cash dividend of $0.09 per common share ($0.36 annually). For our cash dividends per common share on an annual basis see Item 6—Selected Financial Data. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant.

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

In addition, each of Max Bermuda’s two letter of credit facilities prohibits Max Bermuda from paying dividends at any time that it is in default under the respective facility,

which will occur if Max Capital’s shareholders’ equity or Max Bermuda’s shareholders’ equity is less than a specified amount as well as in certain other circumstances. Max Capital is party to one credit facility that imposes parallel restrictions on its ability to pay dividends.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Item 5(D) is set forth under Item 12.

(E) Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from December 31, 2004 through December 31, 2009 against the Total Return Index for the S &P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on December 31, 2004 in the stock of Max Capital, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.

The performance reflected in the graph above is not necessarily indicative of future performance.

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM  6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,375.0	$1,254.3	$1,078.3	$865.2	$1,246.0
Net premiums earned	834.4	813.5	817.9	665.0	1,053.5
Net investment income	169.7	181.6	188.2	150.0	106.8
Net realized and unrealized gains (losses) on investments	81.8	(235.0)	183.8	79.0	39.1
Net income (loss)	246.2	(175.3)	303.2	216.9	9.5
Fixed maturities and cash	4,944.3	4,603.3	4,060.9	3,470.0	2,996.9
Other investments	314.8	753.7	1,061.7	1,065.9	1,230.9
Total assets	7,339.7	7,252.0	6,538.5	5,849.0	5,305.2
Shareholders’ equity	1,564.6	1,280.3	1,583.9	1,390.1	1,185.7
Book value per share	28.01	22.94	27.54	23.06	20.16
Diluted book value per share	27.36	22.46	25.59	21.55	18.65
Diluted earnings per share	4.26	(3.10)	4.75	3.43	0.18
Cash dividends per share	0.38	0.36	0.32	0.24	0.18
Return on average shareholders’ equity	17.3%	(12.2)%	20.4%	16.8%	0.9%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 and for the year ended December 31, 2008 compared to the year ended December 31, 2007, and also a discussion of our financial condition as of December 31, 2009. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report on Form 10-K.

Executive Summary

Our results for the year ended December 31, 2009 reflect profitable underwriting results from all of our segments, a significant rebound in investment results and the continuation of our targeted diversification and expansion strategy.

Selected operating results for the year include:

•	Total gross premiums written of $1,375.0 million, compared to $1,254.3 million in 2008, an increase of 9.6%;

•	Net income of $246.2 million, compared to a net loss of $175.3 million in 2008;

•	Net income per diluted share of $4.26, compared to a net loss per diluted share of $3.10 in 2008;

•	Shareholders’ equity at December 31, 2009 of $1,564.6 million, compared to $1,280.3 million at December 31, 2008, an increase of 22.2%;

•	Combined ratio on property and casualty business of 88.1%, compared to 91.9% in 2008; and

•	Net favorable prior year loss reserve development, excluding the effect of premium adjustments, on property and casualty business of $78.3 million, compared to $90.8 million in 2008.

Gross premiums written in our property and casualty business totaled $1,331.2 million, an increase of 31.5% over 2008. Approximately 62.4%, or $199.0 million, of this growth came from our Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and U.S. specialty segments, with a relatively balanced mix of short tail and long tail growth (short tail lines increased by $95.9 million, long tail lines increased by $102.6 million). The remaining 37.6% of our gross premium written increase came from our newest segment, Max at Lloyd’s, which was acquired as a pre-existing operation in November 2008 and, therefore, the premium is additive to Max’s results but is not entirely newly underwritten business.

Max at Lloyd’s was acquired in late 2008 for $16.3 million over its recorded net book value. For the year ended December 31, 2009 this segment has contributed $25.7 million of income before taxes to the group, writing a mix of property and casualty business at an attractive 86.3% combined ratio.

Underwriting results for all of our property and casualty segments were favorable in 2009. Our overall combined ratio improved from 91.9% in 2008 to 88.1% in 2009. This improvement is principally due to our increase in short tail lines of business and a lower level of property catastrophe losses in 2009 compared to 2008. Combined ratios in our four property and casualty segments for 2009 were 75.6% for Bermuda/Dublin insurance, 92.1% for Bermuda/Dublin reinsurance, 99.5% for U.S. specialty, and 86.3% for Max at Lloyd’s.

We focused on taking advantage of opportunities where we believed market conditions were favorable. Our Bermuda/Dublin insurance and Bermuda/Dublin reinsurance segments took advantage of favorable market dislocations in the professional liability arena to significantly increase our premium volume at attractive rates, while we also increased our premium volumes in short tail lines that were experiencing rate increases in the year, such as property and aviation.

Net investment income for the year ended December 31, 2009 decreased $11.9 million to $169.7 million compared to the 2008 year, principally due to the lower interest rate environment and our significant holdings in lower-yielding cash and cash equivalents. Net realized and unrealized gains on investments included within net income increased from a net loss of $235.0 million in 2008 to a net gain of $81.8 million in 2009. In addition, unrealized investment gains within shareholders’ equity increased by $50.5 million during the year ended December 31, 2009. The rebound in fair values of our fixed maturities and hedge fund investments in 2009 compared to the declines experienced in 2008 have significantly contributed to the improvement in net income and shareholders’ equity for the year ended December 31, 2009. The total return on our invested assets was 6.68% for the year ended December 31, 2009, compared to negative 0.09% for the 2008 year.

The credit quality of our fixed maturities investment portfolio remained high. At December 31, 2009, 62.8% of our fixed maturities portfolio is AAA-rated or better, and 3.4% of our portfolio is rated BB+ or less. At December 31, 2009 the allocation of our invested assets is 13.4% in cash and cash equivalents, 80.6% in fixed maturities, and 6.0% in other investments (principally hedge funds).

We anticipate market conditions to be challenging in 2010 but continue to present select opportunities. We believe the improvement in the financial markets together with the relatively benign year for property catastrophe losses has resulted in increased insurance and reinsurance capacity in many lines of business. In some cases supply currently exceeds demand. However, whilst pricing is soft in several product markets, it is not uniform across all lines of business and market segments. We believe we can select and compete in those lines of business that remain attractively priced while shrinking our presence in the less profitable lines.

Consistent with our practice of identifying new opportunities and adding talented underwriting teams to the Company, we intend to begin underwriting reinsurance business in Latin America in 2010 through local offices in Brazil and Columbia, placing these risks with our Max at Lloyd’s and Max Re Europe entities. We believe that by expanding our global reach and geographic diversity, we will be better positioned in a growing reinsurance market.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our insurance and reinsurance businesses. Additionally, we recognize returns from our investment portfolios.

Insurance and reinsurance premiums are a function of the amount and type of contracts written as well as prevailing market prices. Property and casualty premiums are earned over the terms of the underlying coverage. Life and annuity reinsurance premiums are generally earned when the premium is due from policyholders. Each of our insurance and reinsurance contracts contain different pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters and finance staff, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and maturity of our fixed maturities portfolio. Our net realized and unrealized gains or losses on investments includes realized capital gains or losses on our fixed maturity securities and changes in fair value of our trading securities and other investments. We recognize the realized capital gains or losses at the time of sale, and they, along with the change in fair value of our trading securities, reflect the results of changing market values and conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. The change in fair value of other investments is a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies, general economic and investment market conditions.

Expenses

Our principal expenses are losses and benefits, acquisition costs, interest expense and general and administrative expenses. Losses and benefits are based on the amount and type of insurance and reinsurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses and benefits based on actuarial estimates of the expected losses and benefits to be incurred on each contract written. The ultimate losses and benefits depend on the actual costs to settle these liabilities. We increase or decrease losses and benefits estimates as actual claim reports are received. Our ability to make reasonable estimates of losses and benefits at the time of pricing our contracts is a critical factor in determining profitability.

Acquisition costs consist principally of ceding commissions paid to ceding clients and brokerage expenses. These typically represent a negotiated percentage of the premiums on insurance and reinsurance contracts written. Acquisition costs are stated net of ceding commissions associated with premiums ceded to our quota share partners on our insurance and reinsurance business. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. We defer and amortize these costs over the period in which the related premiums are earned.

Interest expense principally reflects interest on any bank loans and interest on our senior notes. In addition, interest expense also includes the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest expense on funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. Finally, interest expense also includes interest on deposit contracts.

General and administrative expenses are principally employee salaries, bonuses and related personnel costs, office rent, amortization of leasehold improvements, information technology expenditure and other operating costs. These costs generally do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We believe that the following accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We follow Accounting Standards Codification, ASC, 944 – Financial Services – Insurance in determining the accounting for our reinsurance and insurance products.

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

Reinsurance revenue recognition

Our reinsurance premiums are recorded at the inception of each contract, based upon contract terms and information received from ceding clients and their brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between this premium and final premium are generally small. An adjustment is posted to amend the minimum and/or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share or proportional reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally account for such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The net adjustments to gross premiums written as a result of changes in premium estimates for the years ended December 31, 2009, 2008 and 2007 were $10.9 million, $46.0 million and $9.3 million, respectively. Such adjustments are generally the result of changing market conditions experienced by our clients.

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

Additional premiums assumed and ceded, related additional acquisition costs, related net losses and the net impact on operating results for each of the three years to December 31, 2009 are as follows:

	2009	2008	2007
	(000’s)	(000’s)	(000’s)
Additional premiums assumed	$10,022	$9,419	$(6,404)
Additional premiums ceded	(1,503)	(1,413)	960
Additional acquisition costs	—	—	(43)
Net losses	—	—	13,201
Net operating result	$8,519	$8,006	$7,714

For each of the years ended December 31, 2009, 2008 and 2007, additional premiums relate to contracts where the coverage period had expired. Therefore, these additional premiums, representing revisions to our initial estimate of ultimate premiums as a result of changes in the estimate of loss reserves, were fully earned since the exposure period has ended.

Reinstatement premiums

Certain of the contracts we write, particularly the property reinsurance risks, provide for reinstatements of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured and principally relate to our property catastrophe reinsurance contracts. The purpose of optional and required reinstatements is to permit the insured / reinsured to reinstate the insurance coverage at a pre-determined price level once a loss event has penetrated the insured layer. In addition, required reinstatement premiums permit the insurer / reinsurer to obtain additional premiums to cover the additional loss limits provided.

We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro-rata basis over the coverage period. Reinstatement premiums assumed and ceded for each of the three years to December 31, 2009 are not material to our financial results.

Life and annuity reinsurance premium

Our life and annuity reinsurance premiums are recorded at the inception of the contract based on actual premiums received and are fully earned at that time. We may periodically receive additional premiums, which are recorded and earned when received. Additional premium receipts are generally infrequent and not material.

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

In estimating reserves we, consistent with industry practice, utilize a variety of standard actuarial methods together with management judgment. The loss reserve selection from these various methods is based on the loss development characteristics of the specific line of business and specific contracts which take into consideration coverage terms, type of business, maturity of loss data, reported claims and paid claims. We do not necessarily utilize the same actuarial method or group of actuarial methods for all contracts within a line of business or segment, as variations between contracts result in a number of different methods or groups of methods being appropriate. These actuarial methods have been designed to address the lag in loss reporting in the insurance industry as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. Reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts and more pronounced in casualty business, which generally has a longer claims pay-out period, than property business, which generally has a shorter claims pay-out period. On casualty reinsurance transactions the reporting lag will generally be 60-90 days after the end of a reporting period, but can be longer than this in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the problems caused by reporting lags and claims tails. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data. The principal actuarial methods we use to perform our quarterly loss reserve analysis may include one or more of the following methods:

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

Property and casualty losses, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses (including loss adjustment expenses) represent the accumulation of:

•	case reserves, which are reserves established for individual claims (and as reported by our cedants in the case of reinsurance);

•	incurred but not reported reserves (which we refer to as IBNR), which include reserves for the following:

•	Pure incurred but not reported claims;

•	Future development on known claims.

The table below breaks our reserves as of December 31, 2009 into these components by segment.

In millions of U.S. Dollars	Bermuda / Dublin insurance	Bermuda / Dublin reinsurance	U.S. specialty	Max at Lloyd’s	Life and annuity reinsurance
Case reserves	$297.5	$406.4	$68.6	$139.6	$1,372.5
IBNR	942.5	1,064.3	120.5	138.7	—

Total	$1,240.0	$1,470.7	$189.1	$278.3	$1,372.5

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

Development of our prior period incurred losses for each of the three years ended December 31, 2009 is reported in Note 7—”Property and casualty losses and loss adjustment expenses” to our consolidated financial statements. Our development of prior period loss reserves has been less than 6.0% in each of the three years ending December 31, 2009 and an average of 3.7% over the past eight years. Based on this experience, we currently believe it reasonably likely that loss reserves could change 3.5% from currently reported amounts. This change could be higher or lower depending on our client reported data and potential future commutation of reserves. As at December 31, 2009, we estimate that a 3.5% change in loss reserves would impact our net income and shareholders’ equity by $111.2 million. Depending on whether the reasonably likely adjustments to loss reserves are on contracts ceded to one of our various reinsurance arrangements, there may also be a partially offsetting change in the losses recoverable, net income and shareholders’ equity.

Bermuda/Dublin insurance loss reserve process

Our Bermuda/Dublin casualty insurance loss reserves, which include case reserves, amount for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. The majority of our Bermuda/Dublin insurance reserves are related to casualty business. Historically, losses associated with casualty business have had a long claim-tail, which is the time period between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also generally more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our Bermuda/Dublin property insurance loss reserves, which include case reserves, IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events, based on a detailed, location specific analysis of our clients’ properties impacted by the events.

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

We establish and review our Bermuda/Dublin insurance loss reserves on a quarterly basis. The process for adjusting our Bermuda/Dublin insurance loss reserves is based upon loss reports received from clients, which are input into actuarial models. We use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses, together with management judgment. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the insureds’ data is limited. The table below breaks our insurance reserves as of December 31, 2009 and 2008 into casualty and property components.

In millions of U.S. Dollars	December 31, 2009	December 31, 2008
Casualty	$1,108.8	$981.5
Property	131.2	92.3

Total	$1,240.0	$1,073.8

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

As of December 31, 2009 and December 31, 2008, approximately 29% and 30%, respectively, of the total Bermuda/Dublin reinsurance reserves were on contracts that are recorded at contractual aggregate limits. Mitigating the uncertainty inherent in the reserves of our Bermuda/Dublin reinsurance portfolio is the fact that a large portion of our recorded reinsurance reserves are attributable to contracts that are recorded at contractual aggregate limits.

When determining reserves, we also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. Rapidly changing economic conditions will increase the inherent uncertainty of the reserve estimates. As additional data becomes available and is reviewed, we revise our Bermuda/Dublin reinsurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined. The table below breaks our Bermuda/Dublin reinsurance reserves as of December 31, 2009 and 2008 into casualty and property components.

In millions of U.S. Dollars	December 31, 2009	December 31, 2008
Casualty	$1,237.5	$1,210.0
Property	233.2	262.5

Total	$1,470.7	$1,472.5

U.S. specialty loss reserve process

On a gross of reinsurance basis through December 31, 2009 the majority of the U.S. specialty business we have written is property business. On a net of reinsurance basis, the earned premium is approximately equally split between property and casualty. Our U.S. specialty property and casualty loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis.

We determine our IBNR reserves by first projecting the ultimate expected losses by product within each line of business. We then subtract paid losses and case reserves from the ultimate loss reserves. The remainder is our incurred but not reported reserves. The level of IBNR reserves in relation to total reserves depends upon the characteristics of the line of business, particularly with respect to the speed that losses are reported and outstanding loss reserves are adjusted. Lines for which losses are reported quickly will have a lower percentage of IBNR reserves than lines for which losses are reported more slowly, and lines for which reserve volatility is low will have a lower percentage of IBNR reserves than higher volatility lines.

The case reserves related to our U.S. specialty business are initially set by our claims personnel or independent claims adjusters we retain. The case reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available.

We establish and review our U.S. specialty IBNR loss and loss expense reserves on a quarterly basis. We use a variety of actuarial techniques and methods in estimating our ultimate liability for excess and surplus lines insurance losses and loss expenses, together with management judgment. These methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods. Industry loss experience is also used to supplement our own data in selecting loss reporting and payment patterns and expected loss ratios. The table below breaks our U.S. specialty reserves as of December 31, 2009 and 2008 into casualty and property components.

In millions of U.S. Dollars	December 31, 2009	December 31, 2008
Casualty	$117.9	$72.8
Property	71.2	45.2

Total	$189.1	$118.0

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

The table below breaks our Max at Lloyd’s loss reserves as of December 31, 2009 and 2008 into casualty and property components.

In millions of U.S. Dollars	December 31, 2009	December 31, 2008
Casualty	$218.7	$225.1
Property	59.6	48.8

Total	$278.3	$273.9

Disputes

In connection with our ongoing analysis of our Bermuda/Dublin insurance, Bermuda/Dublin reinsurance, U.S. specialty, and Max at Lloyd’s loss reserves, we review loss notifications and reports received from our clients to confirm that submitted claims are covered under the contract terms. Disputes with clients arise in the ordinary course of business due to coverage issues such as classes of business covered and interpretation of contract wording. We typically resolve any disputes through negotiations that could vary from a simple exchange of email correspondence to arbitration with a panel of experts. Our contracts generally provide for dispute resolution through arbitration. We are not currently involved in any coverage disputes that we believe would, individually or in the aggregate, be material to us.

Property and casualty loss reserve development

The following table presents the development of balance sheet property and casualty loss reserves calculated in accordance with U.S. GAAP, as of December 31, 2000 through December 31, 2009. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance.” The “gross cumulative redundancy (deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	2000	2001	2002	2003	2004	2005	2006	2007	2008		2009
		(1)	(1)					(4)	(5)(6)
Gross reserve for property and casualty losses	$136,338	$456,377	$617,404	$991,687	$1,455,099	$2,006,032	$2,335,109	$2,333,877	$2,938,171		$3,178,094
Reinsurance recoverable	(5,370)	(51,838)	(80,407)	(163,348)	(293,512)	(409,229)	(496,173)	(537,864)	(810,113)		(964,818	)(2)
Reserve for property and casualty losses originally stated, net of reinsurance	130,968	404,539	536,997	828,339	1,161,587	1,596,803	1,838,936	1,796,013	2,128,058		2,213,276
Cumulative net paid losses
1 year later	7,752	136,734	106,076	119,269	217,637	169,008	361,702	184,223	368,539		—
2 years later	117,230	202,134	165,539	257,182	321,533	501,837	504,462	385,859	—		—
3 years later	141,134	242,681	244,578	333,238	545,653	608,195	658,719	—	—		—
4 years later	150,212	285,166	309,183	502,167	611,463	731,446	—	—	—		—
5 years later	158,738	326,529	420,454	553,107	693,893	—	—	—	—		—
6 years later	162,217	359,823	458,930	597,605	—	—	—	—	—		—
7 years later	166,002	380,898	484,443	—	—	—	—	—	—		—
8 years later	168,901	405,541	—	—	—	—	—	—	—		—
9 years later	171,577	—	—	—	—	—	—	—	—		—
Reserves re-estimated as of
1 year later	150,154	442,101	554,795	826,799	1,296,558	1,585,834	1,774,591	1,689,054	2,040,403
2 years later	178,460	439,490	563,469	975,441	1,277,712	1,533,584	1,679,434	1,628,832	—
3 years later	175,057	444,348	666,781	977,590	1,229,303	1,475,583	1,628,019	—	—
4 years later	175,057	496,631	676,365	945,186	1,205,584	1,433,523	—	—	—
5 years later	175,057	497,449	655,532	932,423	1,184,617	—	—	—	—
6 years later	175,057	482,046	652,881	924,962	—	—	—	—	—
7 years later	175,057	481,846	653,148	—	—	—	—	—	—
8 years later	175,057	481,899	—	—	—	—	—	—	—
9 years later	175,057
Net cumulative redundancy (deficiency)	(44,089)	(77,360)	(116,151)	(96,623)	(23,030)	163,280	210,917	167,181	87,655	(3)
Gross cumulative redundancy (deficiency)	(44,089)	(86,958)	(136,941)	(111,012)	(22,552)	204,364	242,448	194,291	106,144

(1)	Adjusted for reclassification of a contract to a deposit liability.
(2)	The difference between the reinsurance recoverable included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 7 to the consolidated financial statements of $498 relates to the remaining net deferred charge on retroactive reinsurance.
(3)	The difference between the loss development included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 7 to the consolidated financial statements of $298 relates to amortization of deferred charges on retroactive reinsurance.
(4)	Gross and net reserve for property and casualty losses includes, for the first time, Max Specialty, which we acquired in April 2007.
(5)	Gross and net reserve for property and casualty losses includes, for the first time, Max America, which we acquired in June 2008.
(6)	Gross and net reserve for property and casualty losses includes, for the first time, Max UK, which we acquired in November 2008.

During 2009 our re-estimated balance sheet reserves for 2003 and each subsequent balance sheet decreased as a result of net favorable development on a large number of contracts with varied underwriting years and lines of business. The more significant development included:

•

Net favorable development for the Bermuda/Dublin insurance segment of $41.3 million; $21.0 million of which was recognized on professional liability and $7.1 million on general casualty lines of business, primarily on the 2005 and prior years, and $13.3 million on the short tail property and aviation lines of business from the 2008 and 2007 years.

•

Net favorable development for the Bermuda/Dublin reinsurance segment of $32.0 million, excluding the development associated with changes in reinsurance premium estimates described below. We recorded net favorable development on long tail lines of business, including $10.5 million from general casualty primarily on 2005 and prior years, $8.6 million on professional liability primarily on 2006 and prior years, $7.9 million on medical malpractice primarily on 2007 and prior years, and $3.3 million on other long tail lines of business. We recorded net favorable development on short tail lines of business primarily on the 2008 and prior years, including $20.3 million on property reinsurance, and $5.5 million on other short tail lines, offset by adverse development of $24.3 million on the marine and energy lines of business.

•

Net favorable development for our Max at Lloyd’s segment of $6.1 million, largely recognized on the professional liability line of business. This was partially offset by adverse development of $1.1 million in our U.S specialty segment.

•

Favorable development of $11.4 million arising from reductions in reinsurance premium estimates of $10.9 million. Changes in premium estimates occur on prior year contracts each year as we receive additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development is offset by a decrease in earned premium net of acquisition costs of $11.7 million.

•	Premium adjustments in our Bermuda/Dublin insurance segment resulted in adverse development of $2.1 million which was offset by an increase in earned premium during the year.

Our balance sheet reserves for 2001 and each subsequent balance sheet date through 2004 in the above tables shows the effects of the development on two specific contracts recorded in 2005. The development on these two contracts in the years subsequent to 2004 has not been significant. The first contract increased 2001 reserves by $50.2 million, with the recording of such increased losses triggering additional premiums and interest on additional premiums of $49.3 million, which are not reflected in the table above. The second contract increased 2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

Changes in loss estimates principally arise from changes in underlying reported, incurred and paid claims data on contracts. Other assumptions used in our process, such as inflation, change infrequently in the reserving process and we do not perform a sensitivity analysis of changes in these assumptions. Given the variety of assumptions and judgments involved in establishing reserves for losses and benefits we have not designed and maintained a system to capture and quantify the financial impact of changes in each of our underlying individual assumptions and judgments.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2009, 2008 and 2007 refer to Note 7 of our audited consolidated financial statements included herein.

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

Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. We establish these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. We determine whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and a life and annuity benefit is recognized at that time.

There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2009, 2008 and 2007.

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

Investments

We own a trading portfolio, an available for sale portfolio and a held to maturity portfolio of fixed maturities securities. The trading portfolio comprises the fixed maturities securities held by our Max at Lloyd’s segment. We record the trading and available for sale portfolios at fair value on our balance sheet. For our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income. For our available for sale portfolio, the unrealized gain or loss (absent credit losses) is recorded in other comprehensive income in the shareholders’ equity section of our consolidated balance sheet.

To match the more predictable cash flow requirements of our long term liabilities, we invest a portion of our fixed maturities investments in long duration securities. Because we have the intent to hold certain of these securities to maturity, we reclassified those securities into a held to maturity portfolio during 2009. This held to maturity portfolio is recorded at amortized cost rather than at fair value, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolio is to tailor the maturities of the portfolio to the timing of expected loss and benefit payments. At maturity, absent any credit loss, fixed maturities’ amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available for sale investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

In order to reduce the likelihood of needing to sell our available for sale investments before maturity, especially given the unpredictable and potentially significant cash flow requirements of our property catastrophe business, we maintain significant cash and cash equivalent balances and can access our credit facility, which is described in Note 20 of our audited consolidated financial statements. We believe it is more likely than not that we will not be required to sell those fixed maturity securities in an unrealized loss position until such time as they reach maturity or the fair value increases.

We perform regular reviews of our available for sale and held to maturity fixed maturities portfolios and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairments. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

Any other-than-temporary impairment, or OTTI, related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) we have the intent to sell the debt security or (b) it is more likely than not that we will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI loss on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the net impairment loss recognized in earnings.

We recognized other than temporary impairment charges through earnings of $3.1 million, $16.9 million and $1.1 during the years ended December 31, 2009, 2008 and 2007, respectively.

We utilize dynamic financial analysis to determine our overall asset and liability risk and the potential for adverse scenarios producing projected losses and potential adverse cash flow. This analysis is accomplished through a stochastic simulation of future periods with asset and liability cash flows individually modeled. This stochastic simulation utilizes the expected volatility of each of our individual asset and liability cash flows. We construct our asset portfolio based on the characteristics of our liability portfolio. Fixed maturities securities are purchased to meet cash flows along the entire maturity spectrum of the liabilities. Our liability cash flows are highly variable. Because of this risk, we maintain a significant cash balance, which has consistently exceeded $250.0 million. We have also generated at least $175.0 million of positive operating cash flow in each of the five years ended December 31, 2009.

We measure fair value in accordance with ASC 820, Fair Value Measurements. The guidance dictates a framework for measuring fair value and a fair value hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Fair value prices for all securities in our fixed maturities portfolio are independently provided by both our investment custodians and our investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodians and our validation process includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

The independent pricing services used by our investment custodians and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the hierarchy.

Our hedge fund portfolio comprises a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net realized and unrealized gains on investments and recognized in net income. The units of account that we fair value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda. Based upon information provided by the fund managers, at December 31, 2009, we estimate that over 74% of the underlying assets in the funds are publicly traded securities or have broker quotes available.

We have designed ongoing due diligence processes with respect to funds and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. Such adjustments may involve significant management judgment.

Certain of our funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. Based on the review process applied by management, a reduction of $0.7 million was made to the net asset values reported by the fund managers as at December 31, 2009 (2008—$2.0 million) to adjust the carrying value of the funds to our best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2009, we reclassified $206.7 million of our hedge fund portfolio investments from Level 3 to Level 2. This reclassification was made as a result of developing interpretation and guidance regarding the U.S. GAAP treatment in this area.

Additional information about the fair values of the hedge fund portfolio can be found in Note 4 to our audited consolidated financial statements included herein.

As at December 31, 2009, the hedge fund portfolio contained 30 underlying investments in nine different strategies. We focus on risk, as opposed to return, in the selection of each of our investments within the hedge fund portfolio. This causes us to select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected hedge fund investments into a portfolio of hedge fund investments. By combining investments with moderate volatility and low correlations, we aim to achieve a hedge fund portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

We have attempted to construct our hedge fund portfolio to have less risk, as measured by standard deviation of return, than a common stock portfolio, which is the equity investment choice of many insurance organizations. For the five years ended December 31, 2009, our hedge fund portfolio has produced an annual standard deviation of return of 6.87% compared to the annual standard deviation of return of 12.58% for the HFRI Fund of Funds Composite Index and 16.01% for the S&P 500 Index. The annualized five year total return on our hedge fund portfolio of 3.37% compares to the HFRI Fund of Funds Composite Index return of 2.77% and the S&P 500 Index return of negative 0.21% for the same period, and with lower volatility as measured by standard deviation. There is significant risk in all our investment activities, and the results of our hedge fund portfolio will vary over time with the investment markets. With the exception of 2008, our hedge fund portfolio has produced positive results for every annual period since inception and has shown approximately one-half the volatility of the S&P 500 Index.

	Annual Total Return
Year	Max Hedge Fund Portfolio	HFRI Fund of Funds Composite Index	S&P 500 Index
2009	12.35%	11.46%	26.47%
2008	(19.27)%	(20.97)%	(37.00)%
2007	16.97%	10.25%	5.49%
2006	6.96%	10.39%	11.85%
2005	3.34%	7.49%	3.00%

Despite the lower volatility of the hedge fund portfolio there is potential for losses, as there is for any investment portfolio. We approach our investment strategies based on long term performance and believe the annualized five year total return of our hedge fund portfolio of 3.37% compares favorably to the return profile of other alternative investment vehicles.

Investments in reinsurance private equities, where we have a meaningful ownership position and the ability to exercise significant influence over operating and financial policies of the investee, are carried under the equity method of accounting. Under this method, we initially record the investments at cost and periodically adjust the carrying values to recognize our proportionate share of income or loss and dividends from these investments. Future adverse changes in general market, global and economic conditions, changes to the interest and currency rate environment or poor operating results by our investments carried under the equity method of accounting could result in losses. At December 31, 2009, our total investment in reinsurance private equity was an interest in Grand Central Re of $2.8 million.

See Note 2 to our audited consolidated financial statements included herein for our significant accounting policies.

Results of Operations

We monitor the performance of our underwriting operations in five segments:

•	Bermuda/Dublin insurance—This segment offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•

Bermuda/Dublin reinsurance—This segment offers property and casualty quota share and excess of loss capacity from our Bermuda and Dublin offices, providing coverage for a portfolio of underlying risks written by our clients.

•	U.S. specialty—This segment offers property and casualty coverage insurance from offices in the United States on specific risks related to individual insureds.

•

Max at Lloyd’s—This segment offers property and casualty quota share and excess of loss capacity from our London and Copenhagen offices. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Max at Lloyd’s.

•

Life and annuity reinsurance—This segment operates out of Bermuda only and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

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

The U.S. specialty and the Max at Lloyd’s segments each have their own portfolio of fixed maturities investments; as a result the investment income earned by each of these portfolios is reported in its respective segment. The management of these portfolios, however, is handled on a consolidated basis together with the invested assets of the Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and life and annuity segments.

Results of Underwriting Operations

Bermuda/Dublin Insurance Segment

	2009	% change	2008	% change	2007
	In millions of U.S. Dollars
Gross premiums written	$427.8	9.9%	$389.4	1.7%	$382.9
Reinsurance premiums ceded	(212.1)	7.1%	(198.1)	(1.9)%	(202.0)

Net premiums written	215.7	12.8%	191.3	5.7%	180.9

Net premiums earned(a)	206.0	13.2%	182.0	(8.8)%	199.6
Net investment income	22.9	24.5%	18.4	14.3%	16.1
Net realized and unrealized gains (losses) on investments	4.4	N/A	(23.5)	N/A	14.3
Other income	1.2	9.1%	1.1	N/A	—

Total revenues	234.5	31.7%	178.0	(22.6)%	230.0

Net losses and loss expenses(b)	132.3	(6.9)%	142.1	(7.6)%	153.8
Acquisition costs	(1.2)	(57.1)%	(2.8)	(133.3)%	(1.2)
Interest expense	0.8	N/A	—	—	—
General and administrative expenses	24.6	16.6%	21.1	8.8%	19.4

Total losses and expenses(c)	156.5	(2.4)%	160.4	(6.7)%	172.0

Income before taxes	$78.0	N/A	$17.6	(69.7)%	$58.0

Loss ratio(b)/(a)	64.3%		78.1%		77.1%
Combined ratio(c)/(a)	75.6%		88.2%		86.2%

The loss ratio is calculated by dividing net losses and loss expenses (shown as (b)) by net premiums earned (shown as (a)). The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2009	% of Premium Written	Year Ended December 31, 2008	% of Premium Written	Year Ended December 31, 2007	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Aviation	$69.8	16.3%	$53.1	13.6%	$40.9	10.7%
Excess liability	113.8	26.6%	123.5	31.7%	131.5	34.3%
Professional liability	179.9	42.1%	159.1	40.9%	157.5	41.1%
Property	64.3	15.0%	53.7	13.8%	53.0	13.9%

	$427.8	100.0%	$389.4	100.0%	$382.9	100.0%

The combined ratio for 2009 was 75.6% compared to 88.2% in 2008. This 12.6 percentage point decrease was primarily due to a 13.8 percentage point decrease in the loss ratio.

Gross premiums written increased in 2009 by 9.9% to $427.8 million from $389.4 million in 2008. The increase in premiums in 2009 has principally been in our professional liability, aviation and property lines, where we have seen favorable market pricing and reduced market capacity, particularly in professional liability. In the excess liability line of business we have continued to see a more competitive pricing environment with additional capacity entering the market place. As a result we have been more selective in our excess liability renewals, focusing on business that meets our rate of return requirements. Gross premiums written were relatively stable in 2008 compared to 2007, with an increase of 1.7%. This was due to growth in our aviation and modest growth in our professional liability business which was partially offset by the impact of increased competition on our excess liability business which has continued into 2009.

The 2009 loss ratio decreased over the comparative 2008 period by 13.8 percentage points to 64.3%. The decrease in the loss ratio in 2009 was principally attributable to lower property catastrophe and per-risk losses compared to 2008. Significant items impacting the loss ratio were:

•

Net favorable development of $41.3 million; $21.0 million of which was recognized on professional liability and $7.1 million on general casualty lines of business, primarily on the 2005 and prior years, and $13.3 million on the short tail property and aviation lines of business from the 2008 and 2007 years. The net favorable development in 2008 was principally related to the property ($18.3 million) and aviation ($2.0 million) lines of business;

•	Excluding net favorable loss development, the 2009 loss ratio is 84.3% compared to 90.6% for the 2008 year;

•	There were no significant catastrophe-related losses in 2009, compared to $5.4 million of hurricane losses in 2008.

The 2008 loss ratio increased 1.0 percentage point over the 2007 loss ratio. The increase in the loss ratio in 2008 was principally attributable to higher property catastrophe and per-risk losses, partly offset by a greater amount of favorable prior year loss reserve development. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in 2008 of $22.6 million compared to $8.8 million of net favorable development in 2007. The lines of business with the largest favorable development in 2008 were property ($18.3 million) and aviation ($2.0 million). In 2007 the lines of business with the largest favorable development were property ($5.7 million) and excess liability ($1.7 million);

•	Excluding net favorable loss development, the 2008 loss ratio was 90.6% compared to 81.5% for the 2007 year;

•	There were net losses of $5.4 million related to hurricane losses in 2008, compared to no significant catastrophe losses in 2007.

The ratio of reinsurance premiums ceded to gross premiums written has continued to decrease from 52.8% in 2007 to 50.9% in 2008 and 49.6% in 2009. Reinsurance premiums ceded are principally related to our quota share treaties and tend to fluctuate in line with gross premiums written. The decrease in the percentage of reinsurance premiums ceded is principally due to changes in the mix of business.

Acquisition costs are net of ceding commissions associated with premiums ceded to our quota share partners. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs have remained relatively stable from 2007 to 2009.

General and administration expenses for the year ended December 31, 2009 increased $3.5 million compared to the same period in 2008. The improvement in the segment’s income before taxes in 2009 compared to the corresponding 2008 period resulted in increased incentive based compensation for the 2009 year. The 2009 year also includes increased expenses related to information technology, compared to the comparable 2008 period. The increase of $1.7 million in general and administrative expenses in 2008 compared to 2007 resulted principally from additional claims and underwriting staff added over the course of 2008 and 2007 in order to service a growing base of clients, as well as higher expense associated with the vesting of long-term stock-based compensation.

Net investment income and net realized and unrealized gains on investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin reinsurance and life and annuity reinsurance segments.

Bermuda/Dublin Reinsurance Segment

	2009	% change	2008	% change	2007
	In millions of U.S. Dollars
Gross premiums written	$489.0	16.6%	$419.5	21.5%	$345.2
Reinsurance premiums ceded	(80.0)	(13.4)%	(92.4)	107.2%	(44.6)

Net premiums written	409.0	25.0%	327.1	8.8%	300.6

Net premiums earned(a)	387.9	13.5%	341.8	9.2%	312.9
Net investment income	40.2	11.4%	36.1	(12.2)%	41.1
Net realized and unrealized (losses) gains on investments	10.5	N/A	(51.1)	(196.4)%	53.0

Total revenues	438.6	34.2%	326.8	19.7%	407.0

Net losses and loss expenses(b)(c)	254.5	16.3%	218.8	26.3%	173.3
Acquisition costs(c)	71.1	38.6%	51.3	(15.8)%	60.9
Interest expense	6.6	(12.0)%	7.5	(37.0)%	11.9
General and administrative expenses(c)	31.7	10.8%	28.6	0.7%	28.4

Total losses and expenses	363.9	18.8%	306.2	11.5%	274.5

Income before taxes	$74.7	N/A	$20.6	(84.5)%	$132.5

Loss ratio(b)/(a)	65.6%		64.0%		55.4%
Combined ratio(c)/(a)	92.1%		87.4%		83.9%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2009	% of Premium Written	Year Ended December 31, 2008	% of Premium Written	Year Ended December 31, 2007	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Agriculture	$89.6	18.3%	$80.5	19.2%	$1.0	0.3%
Aviation	34.7	7.1%	31.5	7.5%	34.1	9.9%
General casualty	29.2	6.0%	10.2	2.4%	16.7	4.8%
Marine and energy	18.3	3.7%	12.8	3.0%	47.1	13.6%
Medical malpractice	67.5	13.8%	77.1	18.4%	53.1	15.4%
Other	2.3	0.5%	1.9	0.5%	6.0	1.7%
Professional liability	71.5	14.6%	38.7	9.2%	33.7	9.8%
Property	87.0	17.8%	99.3	23.7%	89.2	25.8%
Whole account	11.4	2.3%	12.9	3.1%	15.1	4.4%
Workers compensation	77.5	15.9%	54.6	13.0%	49.2	14.3%

	$489.0	100.0%	$419.5	100.0%	$345.2	100.0%

The combined ratio for 2009 was 92.1% compared to 87.4% for the year ended December 31, 2008 and 83.9% for the year ended December 31, 2007. The 2009 combined ratio increased over 2008 principally due to increases in the loss ratio and the ratio of acquisition costs to net premiums earned. The 2008 combined ratio increased over 2007 principally due to an increased loss ratio partially offset by lower acquisition costs.

Gross premiums written for the year ended December 31, 2009 increased by 16.6% compared to the 2008 year. The increase in premiums is principally in our professional liability, workers compensation and general casualty lines of business. We increased our professional liability business to take advantage of favorable market pricing and reduced market capacity. The increase in workers compensation premiums is principally due to a significant quota share treaty written in 2009. We expect this treaty to be renewed in 2010 at a reduced premium level. Our general casualty premium volume is generally flat year-over-year; the comparative 2008 year includes negative premium adjustments which have not recurred in 2009. The market for property was favorable and our renewals benefited from an increase in rates. However, with the 41.6% growth in our Max Specialty property business in the United States, we have kept our reinsurance premium volumes stable year-over-year as part of our strategy to limit aggregate property exposures. The year ended December 31, 2009 included reductions in premium estimates on prior year contracts of $10.9 million compared to reductions of $46.0 million in 2008. The year ended December 31, 2008 also includes $10.8 million of reinstatement premiums principally triggered by property catastrophe losses incurred in 2008.

Gross premiums written for the year ended December 31, 2008 increased 21.5% compared to the 2007 year. This was principally due to a $79.5 million increase in agriculture business written, partially offset by decreases in general casualty and marine and energy lines of business. The year ended December 31, 2008 included reductions in premium estimates on prior year contracts of $46.0 million compared to reductions of $9.3 million in 2007.

The 2009 loss ratio increased over the 2008 year by 1.6 percentage points to 65.6%. The increase in the 2009 loss ratio was principally attributable to lower net favorable prior year reserve development, offset by lower property catastrophe and per-risk losses compared to 2008. Significant items impacting the loss ratio were:

•

Net favorable development of $32.0 million, excluding the development associated with changes in reinsurance premium estimates described below. We recorded net favorable development on long tail lines of business, including $10.5 million from general casualty primarily on 2005 and prior years, $8.6 million on professional liability primarily on 2006 and prior years, $7.9 million on medical malpractice primarily on 2007 and prior years, and $3.3 million on other long tail lines of business. We recorded net favorable development on short tail lines of business primarily on the 2008 and prior years, including $20.3 million on property reinsurance, and $5.5 million on other short tail lines, offset by adverse development of $24.3 million on the marine and energy lines of business. The net favorable development in 2008 was principally related to the professional liability ($25.8 million), property ($22.1 million), whole account ($15.1 million), and general casualty ($9.5 million), lines of business. This development was partially offset by adverse development of $13.5 million in the marine and energy line of business.

•	Excluding net favorable loss development, the 2009 loss ratio is 73.9% compared to 83.9% for the 2008 year;

•

Changes in reinsurance premium estimates resulted in a decrease in loss reserves of $11.4 million in 2009 compared to a decrease of $17.0 million in 2008. In both years, this favorable development was more than offset by decreases in net earned premiums net of acquisition costs of $11.7 million and $24.2 million, in 2009 and 2008, respectively;

•	There were $2.0 million of catastrophe-related losses in 2009, (representing 0.5 loss ratio points), compared to $47.0 million in 2008 (or 13.8 loss ratio percentage points).

The 2008 loss ratio was 8.6 percentage points higher than the 2007 loss ratio of 55.4%. The increase in the 2008 loss ratio was principally attributable to greater property catastrophe and per-risk losses compared to 2007, partly offset by greater favorable development on prior year loss reserves. Significant items impacting the 2008 loss ratio were:

•

Net favorable loss development of prior year reserves in 2008 of $68.1 million compared to $49.3 million of net favorable development in 2007. This loss development arises from the re-estimation of liabilities from our quarterly and annual actuarial review process. It includes gains on the final settlement, or commutation, of prior year reinsurance reserves, and excludes changes in reserves resulting from changes in premium estimates;

•

The prior year net favorable loss development in 2008 was principally related to our professional liability ($25.8 million), property ($22.1 million), whole account ($15.1 million), and general casualty ($9.5 million) lines of business. The net favorable development in 2007 was principally related to our medical malpractice, professional liability and workers compensation lines of business, all of which had between $5.0 million and $10.0 million in favorable development, with most other lines of business having between $nil and $5.0 million in favorable development. . In both years the favorable development was partially offset by adverse development in the marine and energy line of business of $13.5 million in 2008 and $20.0 million in 2007. The majority of loss development in 2008 occurred on 2005 and prior years;

•	Excluding net favorable loss development, the 2008 loss ratio was 83.9% compared to 71.1% for the 2007 year;

•	Changes in reinsurance premium estimates resulted in a decrease in loss reserves of $17.0 million in 2008 compared to a decrease of $5.6 million in 2007.

•	There were $47.0 million of catastrophe-related losses in 2008, compared to no significant property catastrophe losses in 2007.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2009 was 16.4%, a decrease of 5.6 percentage points from 22.0% in 2008. The decrease was due to a significant quota share contract incepting in the third quarter of 2008 which renewed in 2009 at a significantly lower amount. In addition, reinstatement premiums ceded triggered by property catastrophe losses during 2008 were $1.7 million compared to no significant reinstatement premiums ceded in 2009. These items also explain the increase from 2007 to 2008 in the ratio of premiums ceded to premiums written.

The ratio of acquisition costs to net premiums earned increased 3.3 percentage points (to 18.3% from 15.0%) for the year ended December 31, 2009 compared to 2008. This is principally as a result of changes in the mix of business written, in particular the significant growth in professional liability and workers compensation business, which raised the average ceding commission. The decrease in the ratio of acquisition costs to net premiums earned of 4.4 percentage points to 15.0% in 2008 from 19.4% in 2007 was principally attributable to changes in our business mix, with the lower acquisition costs in our agriculture product line having the largest impact.

Interest expense relates to interest on funds withheld from reinsurers, certain deposit liabilities, and the variable quota share retrocession agreement with Grand Central Re. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

General and administration expenses for the year ended December 31, 2009 increased $3.1 million compared to 2008. The improvement in the segment’s income before taxes in 2009 compared to 2008 resulted in increased incentive based compensation for 2009. The year ended December 31, 2009 also includes increased expenses related to information technology, compared to 2008. General and administrative expenses for the year ended December 31, 2008 were stable compared to the 2007 year.

Net investment income and net realized and unrealized gains on investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and life and annuity reinsurance segments.

U.S. Specialty Segment

Our U.S. specialty segment, which comprises the underwriting operations of our U.S.-based business, commenced underwriting activities in April 2007. The rate of growth from 2007 to 2009 may not necessarily be representative of future trends.

	2009	% change	2008	% change	2007
	In millions of U.S. Dollars
Gross premiums written	$285.5	46.9%	$194.3	N/A	$48.2
Reinsurance premiums ceded	(155.1)	30.7%	(118.7)	N/A	(34.6)

Net premiums written	130.4	72.5%	75.6	N/A	13.6

Net premiums earned(a)	102.1	133.1%	43.8	N/A	4.0
Net investment income	6.0	(16.7)%	7.2	20.0%	6.0
Net realized and unrealized gains (losses) on investments	0.2	N/A	(0.5)	N/A	—
Other income	0.3	—	0.3	—	—

Total revenues	108.6	113.8%	50.8	N/A	10.0

Net losses and loss expenses(b)(c)	62.8	106.6%	30.4	N/A	3.3
Acquisition costs(c)	7.5	150.0%	3.0	N/A	0.4
General and administrative expenses(c)	31.2	14.7%	27.2	56.3%	17.4

Total losses and expenses	101.5	67.5%	60.6	187.2%	21.1

Income (loss) before taxes	$7.1	N/A	$(9.8)	(11.7)%	$(11.1)

Loss ratio(b)/(a)	61.5%		69.4%		82.0%
Combined ratio(c)/(a)	99.5%		138.5%		N/A

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2009	% of Premium Written	Year Ended December 31, 2008	% of Premium Written	Year Ended December 31, 2007	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
General casualty	$87.8	30.8%	$59.8	30.8%	$12.3	25.5%
Marine	61.4	21.5%	38.7	19.9%	1.2	2.5%
Professional Liability	0.6	0.2%	—	—	—	—
Property	135.7	47.5%	95.8	49.3%	34.7	72.0%

	$285.5	100.0%	$194.3	100.0%	$48.2	100.0%

The combined ratio for the year ended December 31, 2009 was 99.5% compared to 138.5% in 2008. The significant improvement in the combined ratio is principally due to the growth of net premiums earned exceeding the growth in general and administrative expenses, as well as improvement in underwriting results.

Gross premiums written reflect the continued expansion of our U.S. platform including the writing of business in the full suite of licensed states during 2009. This build out of business resulted in a 46.9% increase in gross premiums written for 2009 over 2008. We anticipate gross premiums written to grow at a slower pace over the next few years. Reinsurance premiums ceded reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. The ratio of premiums ceded to premiums written has trended downwards over the last two years and we expect this to continue and then stabilize as the segment’s capital base increases.

Gross premiums written and ceded increased substantially in 2008 compared to 2007 reflecting the initial growth of this segment in its first full year of operations.

The loss ratio for the year ended December 31, 2009 improved 7.9 percentage points compared to 2008, after improving 12.6 percentage points over 2007. As gross premiums written volume increased, creating a broader client base, we expected to see this improvement in our net loss ratio. Our planned increase in the mix of general casualty business and our planned addition of professional liability business may temper the reduction in the loss ratio in future periods as those lines tend to have higher average loss ratios than property lines. Net losses and loss expenses in this segment typically comprise a larger volume of smaller dollar value losses compared to our Bermuda/Dublin insurance and reinsurance segments. The years ended December 31, 2008 and 2007 included $5.0 million and $nil losses, respectively, related to hurricane events, net of reinsurance recoveries. There were no equivalent catastrophic losses in 2009. For the year ended December 31, 2009, net adverse development on prior year reserves was $1.1 million. This was principally in the marine line of business ($2.2 million) and general casualty ($0.6 million), partially offset by favorable development of prior year property reserves ($1.7 million). There was no significant development on prior year reserves in 2008 or 2007.

General and administrative expenses principally comprise personnel and infrastructure costs. As expected, with the increasing scale of this segment, general and administrative expenses continue to decrease as a percentage of net premiums earned. Compared to our other segments this segment writes a higher volume of smaller-sized transactions. Due to the greater number of personnel required to generate and process the high volume of transactions we expect a higher general and administrative expense ratio in this segment compared to our other segments.

Net investment income, which excludes realized and unrealized gains and losses, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the year ended December 31, 2009 was 3.86%, compared to 4.59% for the year ended December 31, 2008 and 5.08% for the year ended December 31, 2007.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our Lloyd’s-based operating businesses acquired on November 6, 2008. Because the 2008 comparative period was less than two months, any comparison between 2008 and 2009 may not be representative of future growth rates. Results for the Max at Lloyd’s segment include the underwriting operations of the Syndicates for which we record our proportionate share.

	2009	% change	2008
	(In millions of U.S. Dollars)
Gross premiums written	$129.0	N/A	$8.8
Reinsurance premiums ceded	(32.9)	N/A	(4.3)

Net premiums written	96.1	N/A	4.5

Net premiums earned(a)	95.1	N/A	4.3
Net investment income	4.4	N/A	0.5
Net realized and unrealized gains (losses) on investments	2.6	N/A	0.5
Other income	0.6	N/A	0.2

Total revenues	102.7	N/A	5.5

Net losses and loss expenses(b)(c)	44.0	N/A	2.5
Acquisition costs(c)	18.1	N/A	1.0
Net foreign exchange (gains)	(5.1)	N/A	(0.4)
General and administrative expenses(c)	20.0	N/A	2.5

Total losses and expenses	77.0	N/A	5.6

Income (loss) before taxes	$25.7	N/A	$(0.1)

Loss ratio(b)/(a)	46.2%		57.3%
Combined ratio(c)/(a)	86.3%		138.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premium earned (shown as (a)). The combined ratio is calculated by dividing the sum of losses, acquisition costs and general and administrative expenses (shown as (c)) by net premiums earned (shown as (a)).

	Year Ended December 31, 2009	% of Premium Written	Period Ended December 31, 2008	% of Premium Written
	In millions of U.S. Dollars
Gross Premiums Written by Type of Risk:
Accident and health	$22.6	17.5%	$0.4	4.5%
Aviation	2.6	2.0%	—	—
Financial institutions	23.8	18.5%	4.1	46.6%
Professional liability	19.9	15.4%	2.9	33.0%
Property	60.1	46.6%	1.4	15.9%

	$129.0	100.0%	$8.8	100.0%

The combined ratio was 86.3% for the year ended December 31, 2009. The combined ratio for the period from acquisition to December 31, 2008 of 138.5% is not a meaningful comparative figure due to the short time period involved.

Gross premiums written of $129.0 million were in line with our plan for 2009 for existing lines of business. Gross premiums written in 2009 increased 7.3% in comparison to full year 2008 gross premiums written of $120.2 million ($111.4 million of which were written prior to our acquisition of Max at Lloyd’s, and therefore are not included in the consolidated results for the year ended December 31, 2008, and $8.8 million was written following the acquisition and is reflected in the table above). This growth was predominantly in the property and accident and health business lines. Also, in the fourth quarter of 2009 we added international casualty reinsurance and aviation insurance product lines, both written by Syndicate 1400. We expect these lines to be an area of profitable growth for the segment in 2010.

The loss ratio for the year ended December 31, 2009 was in line with our expectations for this segment. During the year there was net favorable development of prior year loss reserves of $6.1 million, with the majority from our professional liability line of business and the remainder from the property, financial institutions and accident and health lines of business. Net losses from property catastrophe events were $1.4 million during the year. In the absence of catastrophe losses, our property line of business, which is principally property catastrophe risks, and our accident and health lines of business, tend to have lower loss ratios than our financial institutions and professional liability lines of business. In this segment, the higher proportion of property and accident and health premiums compared to financial institutions and professional liability premiums generally results in a lower loss ratio than our other segments.

General and administrative expenses principally comprise personnel and infrastructure costs. The ratio of general and administration expenses to net premiums earned was 21.0% for the year ended December 31, 2009 compared to 58.5% for the period ended December 31, 2008. The 2008 ratio is not a meaningful comparative figure due to the short period involved, which included significant initial integration and infrastructure costs.

Net investment income, which excludes realized and unrealized gains and losses on Max at Lloyd’s trading portfolio, is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for year ended December 31, 2009 was 1.48%. This segment held a higher ratio of cash and cash equivalents to fixed maturity securities than the rest of our group for the majority of 2009, resulting in a lower investment yield than our other segments. Late in the fourth quarter of 2009 we began to deploy some of this segment’s cash and cash equivalents into fixed maturity securities, which should improve the investment yield for this segment.

Life and Annuity Reinsurance Segment

	2009	% change	2008	% change	2007
	In millions of U.S. Dollars
Gross premiums written	$43.7	(82.0)%	$242.2	(19.8)%	$301.9
Reinsurance premiums ceded	(0.4)	(20.0)%	(0.5)	N/A	(0.5)

Net premiums written	43.3	(82.1)%	241.7	(19.8)%	301.4

Net premiums earned	43.3	(82.1)%	241.7	(19.8)%	301.4
Net investment income	51.0	27.5%	40.0	(18.0)%	33.9
Net realized and unrealized gains (losses) on investments	37.3	N/A	(100.9)	N/A	60.7

Total revenues	131.6	(27.2)%	180.8	(54.3)%	396.0

Claims and policy benefits	101.1	(66.5)%	301.5	(12.8)%	345.6
Acquisition costs	1.4	N/A	(0.1)	(108.3)%	1.2
Interest expense	3.3	(51.5)%	6.8	(1.4)%	6.9
General and administrative expenses	2.8	(3.4)%	2.9	3.6%	2.8

Total benefits and expenses	108.6	(65.1)%	311.1	(12.7)%	356.5

Income (loss) before taxes	$23.0	N/A	$(130.3)	N/A	$39.5

Number of transactions written	1		3		6

We write life and annuity reinsurance transactions when attractive opportunities arise. The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period-to-period comparisons are not necessarily representative of future trends. Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through net income as a claims and policy benefits expense, over the term of the underlying policies. As a result, income before taxes is driven by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies.

We wrote one life and annuity contract during the year ended December 31, 2009 with gross premiums written totaling $41.6 million, covering a closed block of traditional life insurance for a new client. For the year ended December 31, 2008, we wrote three contracts totaling gross premiums written of $239.6 million, each covering closed blocks of pension annuities for existing clients. For the year ended December 31, 2007 we wrote six contracts totaling gross premiums written of $299.3 million, each covering closed blocks of pension annuities; $207.9 million was from new clients and $91.4 million was from existing clients.

Apart from the components related to the contracts incepting during the years ended December 31, 2009, 2008 and 2007, gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

Claims and policy benefits were $101.1 million for the year ended December 31, 2009 compared to $301.5 million and $345.6 million for the years ended December 31, 2008 and 2007, respectively. Excluding the reinsurance contracts incepting during each year, claims and policy benefits were $59.0 million for the year ended December 31, 2009 compared to $61.9 million and $46.3 million for the years ended December 31, 2008 and 2007, respectively.

Net investment income and net realized and unrealized gains on investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the Bermuda/Dublin insurance and Bermuda/Dublin reinsurance segments.

Corporate Function

The results of operations for the corporate function discussed below include the net investment income, net realized and unrealized gains/losses on investments, net impairment losses recognized in income and net realized gain on retirement of senior notes for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis for purposes of ease of discussion.

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	2009	% change	2008	% change	2007
	In millions of U.S. Dollars
Net investment income	$169.7	(6.6)%	$181.6	(3.5)%	$188.2
Net realized and unrealized gains (losses) on investments	81.8	N/A	(235.0)	N/A	183.8
Net impairment losses recognized in earnings	(3.1)	(81.7)%	(16.9)	N/A	(1.1)
Net realized gain on retirement of senior notes	0.1	(95.5)%	2.2	N/A	—

Other income (expense)(1)	0.8	N/A	(0.1)	N/A	0.7
Interest expense(1)	10.6	(51.4)%	21.8	(8.8)%	23.9
Net foreign exchange (gains) losses(1)	(0.7)	N/A	10.3	N/A	—
Merger and acquisition (income) expenses (1)	(31.6)	N/A	2.9	N/A	—
General and administrative expenses(1)	43.6	3.3%	42.2	9.0%	38.7

(1)	Amounts not included in segment results.

Net investment income. Net investment income, which excludes realized and unrealized gains and losses on investments, decreased 6.6% to $169.7 million for the year ended December 31, 2009 as compared to $181.6 million in 2008. In 2008, net investment income decreased 3.5% from $188.2 million for the year ended December 31, 2007. Net investment income is a function of the investment yield on cash, fixed maturities and funds withheld by clients. The ratio of cash to invested assets and the investment yield on cash, fixed maturities and funds withheld by clients for the three years ended December 31, 2009, 2008 and 2007 were as follows:

Year	2009	2008	2007
Investment yield	3.56%	4.35%	4.96%
Ratio of average cash to average invested assets	15.6%	12.9%	8.7%

The increase in the ratio of cash to invested assets since 2007 is principally attributable to significant cash redemptions received from our hedge fund portfolio, growth in gross premiums written, and a desire to maintain high levels of liquidity, partially offset by the repayment of debt during the period. We anticipate this ratio to decrease as we seek to deploy cash in higher-yielding investments.

Net realized and unrealized gains (losses) on investments include the following:

	2009	2008	2007
Change in fair value of other investments	$76.5	$(233.0)	$186.7
Net realized and unrealized gains (losses) on fixed maturities	4.5	(2.0)	(2.9)
Change in fair value of derivatives	0.8	—	—

Net realized and unrealized gains (losses) on investments	$81.8	$(235.0)	$183.8

Change in fair value of other investments. Net gains on the hedge fund portfolio were $76.5 million, or a 12.35% rate of return, for the year ended December 31, 2009, compared to net losses of $233.0 million, or a negative 19.27% rate of return, for the year ended December 31, 2008. Net gains on the hedge fund portfolio were $186.7 million, or 16.97% for the year ended December 31, 2007. During 2009 there has been a significant improvement in major equity markets in comparison to the declines seen in 2008. The comparable returns of the HFRI Fund of Funds Composite Index, the Merrill Lynch Master Bond Index and the S&P 500 for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Annual Return
Year	Max Hedge Fund Portfolio	HFRI Fund of Funds Composite Index	Merrill Lynch Master Bond Index	S&P 500 Index
2009	12.35%	11.46%	5.24%	26.47%
2008	(19.27)%	(20.97)%	6.20%	(37.00)%
2007	16.97%	10.25%	7.17%	5.49%

Eight out of the nine hedge fund strategies we employed had positive returns during the year ended December 31, 2009. The largest contributors by investment strategy to the net gain for the current year were the distressed securities and the event-driven arbitrage strategies. As of December 31, 2009, 20.0% and 13.3% of our hedge fund portfolio was allocated to the distressed securities and the event-driven arbitrage strategies, respectively.

We reduced the allocation to our hedge fund portfolio from 14.1% of invested assets as of December 31, 2008 to 6.0% as of December 31, 2009. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

All but one of the hedge fund portfolio strategies we employed experienced negative returns during the year ended December 31, 2008. The largest contributors by investment strategy to the loss in 2008 were the long/short equity and the event-driven arbitrage strategies. As of December 31, 2008, 38.5% and 9.9% of our hedge fund portfolio was allocated to long/short equity and event-driven arbitrage strategies, respectively.

Each hedge fund portfolio strategy we employed was profitable during the year ended December 31, 2007. The hedge fund strategies which principally contributed to the gains in 2007 were the event-driven arbitrage and long/short equity strategies. Contributing to the returns were meaningful gains from a variety of long and short sub-prime mortgage positions taken by several of the underlying funds in our hedge fund portfolio. As at December 31, 2007, 16.1% and 25.4% of our hedge fund portfolio was allocated to the event-driven arbitrage and long/short equity strategies, respectively.

Included in change in fair value of other investments for the year ended December 31, 2008 was a $3.8 million realized loss on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of our holdings of U.S. government securities.

Net realized and unrealized gains and losses on fixed maturities

Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income, all of which are reported within our Max at Lloyd’s segment. Net realized and unrealized gains (losses) on our fixed maturities portfolios for the years ended December 31, 2009, 2008 and 2007, were $4.5 million, $(2.0) million and $(2.9) million, respectively.

Net realized and unrealized losses on fixed maturities for the year ended December 31, 2007 includes $1.7 million of realized losses resulting from the sale of fixed maturities triggered by the closing of a restricted account upon the commutation of a reinsurance contract.

The change in fair value of investment derivatives for the year ended December 31, 2009 of $0.8 million related to equity call options embedded in certain convertible fixed maturity securities.

Net impairment losses recognized in earnings.

As a result of our review of securities in an unrealized loss position, which is performed every quarter, we recorded other-than-temporary impairment losses through earnings for the years ended December 31, 2009, 2008 and 2007 of $3.1 million, $16.9 million and $1.1 million, respectively. These impairment losses are presented separately from all other net realized gains and losses on fixed maturities. A discussion of our process for estimating other-than-temporary impairments is included in Note 3 of our audited consolidated financial statements included herein.

Interest expense. Interest expense principally reflects interest on our bank loans and senior notes outstanding. The 51.4% decrease in interest expense for the year ended December 31, 2009 compared to 2008, is principally attributable to the repayment of $150.0 million in bank loans in April 2009 and the $225.0 million repayment of the swap loan in August 2009. The remaining debt at December 31, 2009 comprises $90.6 million in senior notes outstanding that bear interest at 7.20%.

Interest expense for 2008 decreased by 8.8% compared to 2007 primarily due to the impact of decreased LIBOR interest rates, partially offset by the $36.6 million increase in outstanding debt as of December 31, 2008 compared to December 31, 2007.

Merger and acquisition expenses. Merger and acquisition expenses in 2009 are principally comprised of the professional fees related to the proposed amalgamation with IPC Holdings, Ltd, or IPC, and IPC Limited, which was terminated in June 2009. A $50.0 million termination fee received from IPC is included within merger and acquisition expenses for the year ended December 31, 2009. Merger and acquisition expenses in 2008 comprise the professional and legal fees related to the acquisition of Max UK and the creation of our Max at Lloyd’s segment.

Foreign exchange gains and losses. Foreign exchange losses for the year ended December 31, 2008 of $10.6 million arose in connection with the purchase of Max UK.

We purchased British pounds in advance of the acquisition of Max UK and before the transaction closed the value of the British pound dropped significantly relative to the U.S. dollar. Foreign exchange gains and losses for the years 2009 and 2007 were not significant to our operating results.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 increased $1.4 million compared to 2008, principally due to a higher level of expense related to information technology. We consider information technology to be a critical component of our business and we expect to make recurring and often significant investments in upgrading and maintaining our technology infrastructure in future years. Some of these costs are retained in the corporate function; however the majority of these costs are allocated to the relevant segments.

The increase in general and administrative expense for the year ended December 31, 2008 compared to 2007 was principally related to an increase in personnel and information technology related costs.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $5,259.1 million at December 31, 2009 compared to $5,356.9 million at December 31, 2008, a decrease of 1.8%. The decrease in cash and invested assets resulted principally from the settlement of claims and the repayment of bank loans during the period, partially offset by positive cash flow from the growth in net premiums written.

We own an available for sale portfolio, a trading portfolio, and a held to maturity portfolio of fixed maturities securities.

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

To match the more predictable cash flow requirements of our long term liabilities, we invest a portion of our fixed maturities investments in long duration securities. Because we have the intent to hold certain of these securities to maturity, we reclassified those securities into a held to maturity portfolio during 2009. This held to maturity portfolio is recorded at amortized cost rather than at fair value, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

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

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2009.

We performed a review of these securities, at December 31, 2009, for other-than-temporary impairments, which includes the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when it is deemed necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $3.1 million during the year ended December 31, 2009.

A discussion of our process for estimating other-than-temporary impairments is included in Note 3 of our audited consolidated financial statements.

As described in Note 4 of our audited consolidated financial statements, our available for sale and trading fixed maturities investments and our hedge fund investment portfolio are carried at fair value.

Fair value prices for all securities in our fixed maturities portfolio, which are carried at fair value, are independently provided by both our investment custodians and our investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodians and our validation process includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

The independent pricing services used by our investment custodians and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates.

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

We have designed ongoing due diligence processes with respect to funds and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. Such adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

We are able to redeem the hedge fund portfolio held through Max Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

Certain funds in which we are invested have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund.

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of December 31, 2009, we estimate that over 74% (2008—87.0%) of the underlying assets held by our hedge fund investment portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our December 31, 2009 outstanding redemptions receivable of $79.1 million (2008—$98.1 million), none of which are gated, $64.0 million were received in cash prior to February 12, 2010. The fair value of our holdings in funds with gates imposed as at December 31, 2009 was $41.8 million (2008—$42.7 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at December 31, 2009, the fair value of our hedge funds held in side-pockets is $99.8 million (2008—$113.4 million).

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within side-pockets and funds with gates imposed we have included these funds in the greater than 365 days category in the table below.

Had we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from December 31, 2009, on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As at December 31, 2009
	Fair Value	% of Hedge fund portfolio
	(in thousands)
Liquidity:
Within 90 days	$90,515	29.0%
Between 91 to 180 days	32,278	10.3
Between 181 to 365 days	41,367	13.3
Greater than 365 days	147,917	47.4

Total	$312,077	100.0%

Although we believe that our significant cash balances, fixed maturities investments, and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the hedge fund investment portfolio, our ability to do so may be impaired by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.”

Additional information about the hedge fund portfolio can be found in Note 3 and Note 4 to our audited consolidated financial statements included herein.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,001.4 million at December 31, 2009 compared to $846.6 million at December 31, 2008, an increase of 18.3%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the year ended December 31, 2009.

At December 31, 2009, 83.6% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best and 5.3% are rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 10.1% of our losses recoverable at December 31, 2009. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 108.0% of its loss recoverable obligations. The remaining 1.0% of losses recoverable are with “B+” rated or lower reinsurers.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,178.1 million at December 31, 2009 compared to $2,938.2 million at December 31, 2008, an increase of 8.2%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the year ended December 31, 2009 partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the year ended December 31, 2009, we paid $513.6 million in property and casualty losses and recorded gross favorable development on prior period reserves of $104.9 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,372.5 million at December 31, 2009 compared to $1,367.0 million at December 31, 2008. The increase was principally attributable to the reinsurance contract written in the year ended December 31, 2009, which increased life and annuity benefits by $42.1 million, together with foreign exchange movements, partially offset by benefit payments. During the year ended December 31, 2009, we paid $126.0 million of benefit payments.

Bank loans. As described in Note 11 to our consolidated financial statements included herein, we repaid $375.0 million of bank loans during the year. The $150.0 million borrowed under our revolving credit facility was fully repaid in April 2009 and the swap loan, which had a balance of $225.0 million at December 31, 2008 was repaid in full by September 30, 2009.

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

On December 10, 2009, Max USA repurchased $0.9 million principal amount of these notes for a purchase price of $0.8 million, recognizing a gain of $0.1 million. The principal amount of the senior notes outstanding at December 31, 2009 is $90.6 million. On December 30, 2008, Max USA repurchased $8.5 million principal amount of these notes, recognizing a gain of $2.2 million.

Shareholders’ equity. Our shareholders’ equity increased to $1,564.6 million at December 31, 2009 from $1,280.3 million at December 31, 2008, an increase of 22.2%, principally due to the net income of $246.2 million and an increase in accumulated other comprehensive income of $70.8 million. The increase in accumulated other comprehensive income was due to improvements in fair value of our available for sale investment portfolio, and the impact of the weakening of the US dollar against the Euro and British pound during the year. These increases were partially offset by the payments of dividends of $21.7 million and the repurchase of common shares of $34.3 million during the year ended December 31, 2009.

Liquidity. We generated $193.2 million of cash from operations during the year ended December 31, 2009 compared to $482.0 million for the year ended December 31, 2008. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments. The decrease in cash flow from operations is principally due to the timing of the payment of property and casualty losses, the payment of reinsurance premiums ceded and the decrease in life and annuity gross premiums written.

The casualty business we write generally has a long claim-tail, and we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves and life and annuity benefit reserves on our balance sheet. As we continue to diversify into property business, which generally has a short claim-tail, and as losses are incurred, we expect potential volatility in our operating cash flow levels. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 5.1 years and we expect to see increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow. We do not expect loss payments to exceed the premiums generated and therefore expect to have continued positive cash flow. However, actual premiums written and collected and losses and loss expenses paid in any period could vary from our expectations and could have a significant and adverse effect on operating cash flow.

While we tailor our fixed maturities portfolios to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. In recent years our allocation of invested assets to cash has increased as we have elected to maintain a larger cash position in the current investment environment. Our cash and cash equivalents balance is $702.3 million at December 31, 2009. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2009. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of its principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At December 31, 2009, Max Bermuda had approximately $1,425.0 million in statutory capital and surplus and met all minimum solvency and liquidity requirements. Max Bermuda returned $50.0 million of capital and surplus to Max Capital during the year ended December 31, 2009.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of December 31, 2009, we had two letter of credit facilities totaling $675.0 million with an additional $200.0 million available subject to certain conditions. On that date, we had $461.3 million in letters of credit outstanding under these facilities. We also have a GBP 90.0 million ($145.5 million) letter of credit facility supporting our Funds at Lloyd’s commitments, of which GBP 63.6 million ($102.9 million) was utilized as of December 31, 2009. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at December 31, 2009.

The amount which Max Capital provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution of the payment of dividends.

Capital resources. At December 31, 2009, our capital structure consisted of common equity. Total capitalization amounted to $1,564.6 million as compared to $1,280.3 million at December 31, 2008, an increase of 22.2%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max

Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our financial obligations.

In December 2009 we entered into a pre-arranged stock trading plan to repurchase our common shares through a brokerage account. The stock trading plan is intended to be in accordance with guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934. Rule 10b5-1 allows public companies to adopt written, pre-arranged stock trading plans when they do not have material, non-public information in their possession. Pursuant to the plan, we may purchase up to $35.0 million of our common shares on the open market from time to time until April 30, 2010, subject to market conditions and other factors.

In April 2007, Max USA privately issued $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million remained outstanding at December 31, 2009. The senior notes are guaranteed by Max Capital. As of December 31, 2009, the senior notes were assigned a senior unsecured debt rating by S&P, A.M. Best, Fitch, and Moody’s (see table below). The ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

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

At December 31, 2009, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A-(excellent)(1)	A (strong)(1)	A3(2)	A- (1)
Outlook on financial strength rating	Positive(1)	Negative(1)	Negative(2)	Stable (1)
Senior notes senior unsecured debt rating(3)	bbb-	BBB+	Baa2	BBB
Outlook on debt rating(3)	Positive	Negative	Negative	Stable
Lloyd’s financial strength rating applicable to the Syndicates(4)	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Max Bermuda, Max Specialty, Max America, Max Re Europe and Max Insurance Europe.
(2)	Applicable to Max Bermuda.
(3)	Applicable to Max USA.
(4)	Applicable to the Syndicates.

Max Capital’s board of directors declared the following dividends during 2009 and the first quarter of 2010:

Date Declared	Dividend	Dividend to be paid to shareholders of record on	Payable on
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

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

Contractual Obligations

	Payment due by period (in thousands of U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$139,569	$6,525	$13,051	$13,051	$106,942
Operating lease obligations	22,866	6,519	9,996	4,341	2,010
Property and casualty losses	3,178,094	618,103	1,079,162	694,944	785,885
Life and annuity benefits	2,432,472	115,319	218,849	203,588	1,894,716
Deposit liabilities	198,326	41,629	89,115	10,692	56,890

Total	$5,971,327	$788,095	$1,410,173	$926,616	$2,846,443

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

The amounts in this table represent our gross estimates of known liabilities as of December 31, 2009 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than that indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements at December 31, 2009 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

New Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (820)—Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance is not expected to have a material impact on our consolidated financial statements.

ASU 2009-12, Fair Value Measurements and Disclosures (820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)

ASU 2009-12 expands the circumstances in which a practical expedient may be used to estimate fair value to include investments in foreign and other entities that have attributes of investment companies and report net asset value or its equivalent to their investors. The practical expedient cannot be used for investments that have a readily determinable fair value. The ASU sets forth disclosure requirements for investments within its scope. The amendments in ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. We adopted this accounting standards update for the year ended December 31, 2009. It did not have a material impact on our consolidated financial statements.

ASU 2009-05, Fair Value Measurements and Disclosures (820)—Measuring Liabilities at Fair Value

ASU 2009-05 allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The guidance was effective for interim and annual periods beginning after August 27, 2009 and applied to all fair value measurements of liabilities. This accounting standards update did not have a material impact on our consolidated financial statements.

ASU 2009-01—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, the FASB launched its Accounting Standards Codification (the “Codification”). The Codification became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification did not have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance changes the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the FASB guidance on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, to be applied prospectively. We adopted the FASB guidance on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments which requires the disclosure about fair value of financial instruments in interim and annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. We adopted the guidance on April 1, 2009 and reflected the relevant required disclosures in the interim consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in an investment strategy that combines a fixed maturities investment portfolio and hedge fund portfolio that employ strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of December 31, 2009, 96.6% of the securities held in our fixed maturities portfolios were rated Baa3/BBB- or above. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 1.8% of our invested assets by fair value at December 31, 2009) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. At December 31, 2009, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.0% or approximately $171.4 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 4.7% or approximately $199.4 million.

With respect to our hedge fund portfolio we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk, as opposed to return, in the selection of each of our hedge fund portfolio investments. This causes us to select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual hedge funds into a portfolio of hedge funds. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve a hedge fund portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

At December 31, 2009, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 1.3%, or approximately $4.0 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 1.3%, or approximately $4.0 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. At December 31, 2009, our hedge fund portfolio’s VaR was estimated to be 13.0% at the 99.0% level of confidence and with a three-month time horizon.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under Item  15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Part A—Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of Max Capital’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The attestation report issued by our independent registered public accounting firm, KPMG, on our assessment of our internal control over financial reporting is included on page F-2.

Management evaluated whether there was a change in our company’s internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended December 31, 2009.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required in response to this Item is contained under the captions “Proposal One—Election Of Directors Of The Company,” “Composition, Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, to be filed on or about March 16, 2010, with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “Max Capital Group Ltd. Code of Business Conduct and Ethics,” that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.maxcapgroup.com .. We will disclose any material changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.maxcapgroup.com or by filing a Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2009,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “Option Exercises and Shares Vested in Fiscal Year 2009,” “Pension Benefits,” “Non-Qualified Deferred Compensation as of December 31, 2009,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Employment Agreements,” “2008 Incentive Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit	Description
3(i).1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

3(i).2	Certificate of Incorporation of Max USA Holdings Ltd. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

3(ii).1	Amended and Restated Bye-laws of Max Capital Group Ltd. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3(ii).2	Bylaws of Max USA Holdings Ltd. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.5	Form of Junior Subordinated Debt Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.6	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.7	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.8	Certificate of Trust (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.9	Declaration of Trust (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.10	Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

4.11	Trust Agreement (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

4.12	Form of Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement No. 333-145585) filed with the SEC on August 20, 2007).

Exhibit	Description
4.13	Max Capital Group Ltd. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

4.14	Max Capital Group Ltd. Employee Stock Purchase Plan for U.S. Taxpayers (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.15	Max Capital Group Ltd. Employee Stock Purchase Plan for Non-U.S. Taxpayers (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.16	2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement (333-62006) filed with the SEC on May 31, 2001).

4.17	Amendment to the 2000 Stock Incentive Plan, approved in May 2002. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Amendment to the 2000 Stock Incentive Plan, approved in April 2005. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.1	Shareholders’ Agreement, dated as of December 22, 1999, among Max Capital Group Ltd., Max Bermuda Ltd. and certain other signatories (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement (333-62006) filed with the SEC on May 31, 2001).

10.2	Employment Agreement, effective as of November 13, 2006 and executed December 8, 2006, by and between Max Capital Group Ltd. and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2006).

10.3	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Peter A. Minton (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.4	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.5	Employment Agreement, dated as of July 27, 2007, by and between Max Bermuda Ltd. and Angelo M. Guagliano (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.6	Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as the lenders, ING Bank N.V., London Branch and Citibank, NA, as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2007).

Exhibit	Description
10.7	First Amendment Agreement, dated September 16, 2008 and effective September 23, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2008).

10.8	Second Amendment Agreement, dated October 1, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 06, 2008).

10.9	Credit Agreement, dated December 22, 2006, by and between Max Bermuda Ltd. as borrower and The Bank of Nova Scotia as the Lender (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.10	Amendment No. 1 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.11	Amendment No. 2 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Company’s Current Report on From 8-K filed with the SEC on December 22, 2008).

10.12	Amendment No. 3 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Company’s Current Report on From 8-K filed with the SEC on December 21, 2009).

10.13	Credit Facility Agreement, dated October 13, 2008, by and among Max Capital Group Ltd. as initial account party, applicant and guarantor, ING Bank N.V., London Branch, as agent, issuing bank and security trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2008).

10.14	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

10.15	Purchase Agreement, dated April 11, 2007, by and between Max USA Holdings Ltd., Max Capital Group Ltd., as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.16	Indenture, dated April 15, 2007, among Max USA Holdings Ltd., as issuer, Max Capital Group Ltd., as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.17	Officer’s Certificate of Max USA Holdings Ltd., dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

Exhibit	Description
10.18	Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

10.19	Forms of Employee Restricted Stock Agreements under the 2008 Stock Incentive Plan.

10.20	Forms of Employee Restricted Stock Unit Agreements under the 2008 Stock Incentive Plan.

10.21	Form of Option Agreement under the 2008 Stock Incentive Plan.

10.22	Form of Director Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.23	Form of Director Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2009).

10.24	Form of Restricted Stock Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed with the SEC on February 23, 2009).

10.25	Form of Option Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Company’s Current Report of Form 8-K filed with the SEC on February 23, 2009).

10.26	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report of Form -10Q for the quarter ended March 31, 2008).

10.27	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report of Form -10Q for the quarter ended March 31, 2008).

10.28	Form of Stock Option agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report for the year ended December 31, 2007).

10.29	Model Director Restricted Stock Award Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the quarter ended March 31, 2007).

10.30	Insurance Management Agreement, dated as of May 10, 2001, and amendments among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo-Und Vereinsbank AG and Grand Central Re Limited.

10.31	Investment Management Agreement, dated as of June 26, 2003, by and between Asset Allocation & Management Company, L.L.C. and Max Re Ltd.

10.32	Portfolio Management Agreement, dated June 24, 2003, by and between Conning Asset Management Company and Max Re Ltd.

10.33	Investment Management Agreement, dated as of October 31, 2008, between Deutsche Investment Management Americas Inc. and Max Bermuda Ltd.

10.34	Investment Management Agreement, dated as of April 8, 2009, by and between Wellington Management Company, LLP and Max Bermuda Ltd.

10.35	Investment Management Agreement, dated as of July 20, 2009, and amendment by and between Lazard Asset Management LLC and Max Bermuda Ltd.

Exhibit	Description
10.36	Discretionary Investment Management Agreement, dated January 28, 2008, by and between Credit Agricole Asset Management (UK) Limited and Imagine Syndicate Management Limited.

10.37	Discretionary Investment Management Agreement, dated June 5, 2009, by and between Max at Lloyd’s Ltd. and Deutsche Asset Management (UK) Limited.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Schedule of Group Companies.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Max Capital Group Ltd. (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Max Capital Group Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Capital Group Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Max Capital Group Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Max Capital Group Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAX CAPITAL GROUP LTD.

/s/ W. Marston Becker
W. Marston Becker
Chief Executive Officer

February 16, 2010

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

/s/ W. Marston Becker	/s/ Joseph W. Roberts
W. Marston Becker Chief Executive Officer and Director (Principal executive officer)	Joseph W. Roberts Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Date: February 16, 2010	Date: February 16, 2010

/s/ Gordon Cheesbrough	/s/ K. Bruce Connell
Gordon Cheesbrough Director	K. Bruce Connell Director

Date: February 16, 2010	Date: February 16, 2010

/s/ Willis T. King, Jr.	/s/ William Kronenberg III
Willis T. King, Jr. Director	William Kronenberg III Director

Date: February 16, 2010	Date: February 16, 2010

/s/ James H. MacNaughton	/s/ Peter A. Minton
James H. MacNaughton Director	Peter A. Minton Director

Date: February 16, 2010	Date: February 16, 2010

/s/ Steven M. Skala	/s/ Mario P. Torsiello
Steven M. Skala Director	Mario P. Torsiello Director

Date: February 16, 2010	Date: February 16, 2010

/s/ James L. Zech
James L. Zech Director

Date: February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Capital Group Ltd.:

We have audited the accompanying consolidated balance sheets of Max Capital Group Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Max Capital Group Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Max Capital Group Ltd.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda

February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Capital Group Ltd.:

We have audited Max Capital Group Ltd.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Max Capital Group Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Max Capital Group Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Max Capital Group Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda

February 16, 2010

MAX CAPITAL GROUP LTD.

Consolidated Balance Sheets

December 31, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2009	2008
Assets
Cash and cash equivalents	$702,278	$949,404
Fixed maturities, trading, at fair value (amortized cost: 2009—$226,007; 2008—$60,127)	228,696	61,820
Fixed maturities, available for sale, at fair value (amortized cost: 2009—$2,974,938; 2008—$3,607,062)	3,007,356	3,592,039
Fixed maturities, held to maturity, at amortized cost (fair value: 2009—$1,033,551; 2008—$nil)	1,005,947	—
Other investments, at fair value	314,849	753,658
Accrued interest income	57,215	52,882
Premiums receivable	567,301	554,845
Losses and benefits recoverable from reinsurers	1,001,373	846,622
Deferred acquisition costs	65,648	51,337
Prepaid reinsurance premiums	190,613	192,889
Trades pending settlement	76,031	85,727
Other assets	122,439	110,772

Total assets	$7,339,746	$7,251,995

Liabilities
Property and casualty losses	$3,178,094	$2,938,171
Life and annuity benefits	1,372,513	1,366,976
Deposit liabilities	152,629	219,260
Funds withheld from reinsurers	140,079	164,157
Unearned property and casualty premiums	628,161	574,134
Reinsurance balances payable	146,085	160,686
Accounts payable and accrued expenses	67,088	81,916
Bank loans	—	375,000
Senior notes	90,464	91,364

Total liabilities	5,775,113	5,971,664

Shareholders’ equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized; 55,867,125 (2008—55,805,790) shares issued and outstanding	55,867	55,806
Additional paid-in capital	752,309	763,391
Accumulated other comprehensive income (loss)	25,431	(45,399)
Retained earnings	731,026	506,533

Total shareholders’ equity	1,564,633	1,280,331

Total liabilities and shareholders’ equity	$7,339,746	$7,251,995

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars

except per share amounts)

	2009	2008	2007
Revenues
Gross premiums written	$1,375,001	$1,254,250	$1,078,286
Reinsurance premiums ceded	(480,481)	(414,047)	(281,696)

Net premiums written	$894,520	$840,203	$796,590

Earned premiums	$1,318,949	$1,170,248	$1,074,173
Earned premiums ceded	(484,593)	(356,738)	(256,268)

Net premiums earned	834,356	813,510	817,905
Net investment income	169,741	181,624	188,206
Net realized and unrealized gains (losses) on investments	81,765	(234,965)	183,791

Total other-than-temporary impairment losses	(5,315)	(16,887)	(1,087)
Portion of loss recognized in other comprehensive income (loss), before taxes	2,237	—	—

Net impairment losses recognized in earnings	(3,078)	(16,887)	(1,087)
Net realized gain on retirement of senior notes	111	2,245	—
Other income	2,903	1,458	745

Total revenues	1,085,798	746,985	1,189,560

Losses and expenses
Net losses and loss expenses	493,599	393,745	330,394
Claims and policy benefits	101,093	301,526	345,602
Acquisition costs	96,874	52,379	61,360
Interest expense	21,339	36,089	42,663
Net foreign exchange (gains) losses	(5,772)	9,873	25
Merger and acquisition expenses	(31,566)	2,944	—
General and administrative expenses	153,995	124,515	106,689

Total losses and expenses	829,562	921,071	886,733

Income (loss) before taxes	256,236	(174,086)	302,827
Income tax expense (benefit)	10,021	1,232	(422)

Net income (loss)	246,215	(175,318)	303,249

Change in net unrealized gains and losses on fixed maturities, net of tax	50,544	9,882	369
Foreign currency translation adjustment	20,286	(34,940)	978

Comprehensive income (loss)	$317,045	$(200,376)	$304,596

Basic earnings per share	$4.32	$(3.10)	$5.06

Diluted earnings per share(1)	$4.26	$(3.10)	$4.75

(1)	Diluted earnings per share calculations use weighted average common shares outstanding – basic when in a net loss position.

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2009	2008	2007
Common shares
Balance—beginning of year	$55,806	$57,515	$60,277
Issuance of common shares, net	1,604	2,439	1,527
Repurchase of shares	(1,543)	(4,148)	(4,289)

Balance—end of year	55,867	55,806	57,515

Additional paid-in capital
Balance—beginning of year	763,391	844,455	933,292
Issuance of common shares, net	789	4,379	3,449
Stock based compensation expense	20,907	20,248	17,780
Repurchase of shares	(32,778)	(105,691)	(110,066)

Balance—end of year	752,309	763,391	844,455

Accumulated other comprehensive income (loss)
Balance—beginning of year	(45,399)	(20,341)	(21,688)
Holding gains (losses) on available for sale securities arising in year, net of tax	51,563	(5,327)	(3,630)
Net realized losses on available for sale securities included in net income, net of tax	1,218	15,209	3,999
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(2,237)	—	—
Currency translation adjustment	20,286	(34,940)	978

Balance—end of year	25,431	(45,399)	(20,341)

Retained earnings
Balance—beginning of year	506,533	702,265	418,180
Net income (loss)	246,215	(175,318)	303,249
Dividends paid	(21,722)	(20,414)	(19,164)

Balance—end of year	731,026	506,533	702,265

Total shareholders’ equity	$1,564,633	$1,280,331	$1,583,894

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	2009	2008	2007
Operating activities
Net income (loss)	$246,215	$(175,318)	$303,249
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock based compensation	20,907	20,248	17,780
Amortization of premium on fixed maturities	3,921	5,095	5,146
Accretion of deposit liabilities	2,907	4,507	4,607
Net realized and unrealized (gains) losses on investments	(81,765)	234,965	(183,791)
Net impairment losses recognized in earnings	3,078	16,887	1,087
Net realized gain on retirement of senior notes	(111)	(2,245)	—
Changes in:
Accrued interest income	(4,206)	(3,498)	(10,178)
Premiums receivable	(7,551)	(52,844)	(42,076)
Losses and benefits recoverable from reinsurers	(145,863)	(223,188)	(37,102)
Deferred acquisition costs	(12,913)	2,934	4,877
Prepaid reinsurance premiums	3,932	(55,801)	(25,698)
Other assets	(2,050)	(3,006)	(3,607)
Property and casualty losses	199,201	373,625	(11,348)
Life and annuity benefits	(21,070)	200,434	252,601
Funds withheld from reinsurers	(24,079)	(5,106)	(85,460)
Unearned property and casualty premiums	44,490	84,563	4,128
Reinsurance balances payable	(15,579)	46,934	19,715
Accounts payable and accrued expenses	(16,312)	12,799	14,405

Cash from operating activities	193,152	481,985	228,335

Investing activities
Purchases of available for sale securities	(1,212,911)	(930,864)	(1,459,379)
Sales of available for sale securities	281,495	421,425	428,522
Redemptions of available for sale securities	625,434	511,787	466,988
Purchases of trading securities	(195,151)	(21,194)	—
Sales of trading securities	29,578	17,209	—
Redemptions of trading securities	8,347	3,201	—
Purchases of held to maturity securities	(33,647)	—	—
Net sales of other investments	534,244	89,231	214,926
Acquisition of subsidiaries, net of cash acquired	(8,198)	103,155	(28,400)

Cash from (used in) investing activities	29,191	193,950	(377,343)

Financing activities
Net proceeds from issuance of common shares	2,393	6,818	4,976
Repurchase of common shares	(34,321)	(109,839)	(114,355)
Net (repayment) proceeds from bank loans	(375,000)	45,000	120,000
Net (repayment) proceeds from issuance of senior notes	(811)	(8,415)	99,497
Dividends paid	(21,722)	(20,414)	(19,164)
Additions to deposit liabilities	14,630	16,681	19,253
Payments of deposit liabilities	(84,168)	(23,000)	(9,630)

Cash (used in) from financing activities	(498,999)	(93,169)	100,577

Effects of exchange rate changes on foreign currency cash	29,530	(31,018)	4,192
Net (decrease) increase in cash and cash equivalents	(247,126)	551,748	(44,239)
Cash and cash equivalents, beginning of year	949,404	397,656	441,895

Cash and cash equivalents, end of year	$702,278	$949,404	$397,656

Supplemental Disclosure of Cash Flow Information
Interest paid	$13,240	$21,416	$21,514

Taxes paid	$609	$199	$1,879

See accompanying notes to consolidated financial statements

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The Company’s non-Lloyd’s European activities are primarily conducted from Dublin, Ireland through Max Europe Holdings Limited and its two wholly-owned operating subsidiaries, Max Re Europe Limited (“Max Re Europe”) and Max Insurance Europe Limited (“Max Insurance Europe”). In November 2008, Max Capital completed the acquisition of Max UK Holdings Ltd. (“Max UK”) which, through Lloyd’s Syndicates 1400, 2525 and 2526 (the “Syndicates”), underwrites a diverse portfolio of specialty risks. Max UK’s operations are based primarily in London, England.

The Company’s U.S. activities are conducted through Max USA Holdings Ltd. (“Max USA”) and its operating subsidiaries Max Specialty Insurance Company (“Max Specialty”), a Delaware-domiciled excess and surplus insurance company and Max America Insurance Company (“Max America”), an Indiana-domiciled insurance company. Through Max America and Max Specialty, the Company is able to write both admitted and non-admitted business throughout the United States and Puerto Rico.

2. Summary of significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the financial statements of Max Capital and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements include the results of operations and cash flows of Max UK since the date of acquisition of November 6, 2008 and not any prior periods (including for comparative purposes), except with respect to the supplemental pro forma information included within Note 5. The Company’s attributable share of the transactions, assets and liabilities of Syndicates 1400, 2525 and 2526 have been included in the consolidated financial statements.

The accompanying consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of significant accounting policies—(Continued)

(a) Basis of presentation—(Continued)

markets, volatile investment and foreign currency markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Certain reclassifications have been made to the prior year reported amounts to conform to the current year presentation. These include the reclassification of other-than-temporary impairment losses to be presented separately from net realized gains and losses on investments and the reclassification of merger and acquisition expenses to be presented separately from general and administrative expenses in the consolidated statements of income and comprehensive income. These reclassifications had no impact on net income previously reported.

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

December 31, 2009, 2008 and 2007

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

(c) Investments

Investments in securities with fixed maturities are classified as either trading, available for sale or held to maturity. Trading securities are carried at fair value with any unrealized gains and losses included in net income and reported as net realized and unrealized gains

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of significant accounting policies—(Continued)

(c) Investments—(Continued)

and losses on investments. Available for sale securities are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. Held to maturity securities, those securities which the Company has the intent to hold to maturity, are carried at amortized cost. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on available for sale investments are recognized in net income, and reported as net realized and unrealized gains and losses on investments, using the specific identification method.

Other-than-temporary impairments in the value of fixed maturity investments, (“OTTI”), related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) the Company has the intent to sell the debt security or (b) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the securities are accounted for as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

The Company reviews all debt securities in an unrealized loss position at the end of each quarter to identify any securities for which there is an intention to sell those securities after the quarter end. For those securities where there is such an intention, the OTTI charge (being the difference between the amortized cost and the fair value of the security) is recognized in net income. The Company reviews debt securities in an unrealized loss position to determine whether it is more likely than not that it will be required to sell those securities. The Company considers its liquidity and working capital needs and determines if it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position. The Company also performs a review of debt securities which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

Investment income is recognized when earned and includes interest income together with amortization of premium and discount on fixed maturities.

Other investments represent a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments and (ii) a reinsurance private equity investment. Investments in limited partnerships and trading entities are carried at fair value as discussed in Note 3 and Note 4. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net income. Investments in reinsurance private equity investments where the Company has a meaningful ownership

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of significant accounting policies—(Continued)

(c) Investments—(Continued)

position and significant influence over operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments. The Company’s share of income or loss from these investments is included in net realized and unrealized gains and losses on investments and recognized in net income.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

The assumptions used to determine claim reserves are best estimate assumptions and are reviewed no less than annually. The assumptions are locked unless they result in a material change. The Company establishes these assumptions based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

(j) Goodwill and intangible assets

The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on an annual basis at December 31, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to fair value.

(k) Stock-based compensation

The Company measures and records compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. This includes consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees.

(l) Income taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes, on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities, using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such temporary differences are primarily due to net operating loss carryforwards, and to the tax basis difference on unearned premium reserves, deferred compensation, net deferred policy acquisition costs, and net unrealized

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of significant accounting policies—(Continued)

(l) Income taxes—(Continued)

appreciation on investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance.

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

(n) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures them at the fair value of the instrument. The Company participates in derivative instruments to mitigate financial risks, principally arising from investment holdings. For these instruments, changes in assets or liabilities measured at fair value are recorded within net realized and unrealized gains and losses on investments.

(o) Application of new accounting standards

ASU 2010-06, Fair Value Measurements and Disclosures (820)—Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of significant accounting policies—(Continued)

(o) Application of new accounting standards—(Continued)

ASU 2009-12, Fair Value Measurements and Disclosures (820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)

ASU 2009-12 expands the circumstances in which a practical expedient may be used to estimate fair value to include investments in foreign and other entities that have attributes of investment companies and report net asset value or its equivalent to their investors. The practical expedient cannot be used for investments that have a readily determinable fair value. The ASU sets forth disclosure requirements for investments within its scope. The amendments in ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company adopted this accounting standards update for the year ended December 31, 2009. It did not have a material impact on the Company’s consolidated financial statements.

ASU 2009-05, Fair Value Measurements and Disclosures (820)—Measuring Liabilities at Fair Value

ASU 2009-05 allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The guidance was effective for interim and annual periods beginning after August 27, 2009 and applied to all fair value measurements of liabilities. This accounting standards update did not have a material impact on the Company’s consolidated financial statements.

ASU 2009-01—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles

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

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance changes the amount of other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2. Summary of significant accounting policies—(Continued)

(o) Application of new accounting standards—(Continued)

March 15, 2009. The Company adopted the FASB guidance on April 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, to be applied prospectively. The Company adopted the FASB guidance on April 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments which requires the disclosure about fair value of financial instruments in interim and annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance on April 1, 2009 and reflected the relevant required disclosures in the interim consolidated financial statements.

3. Investments

Transfer of Available for Sale Securities to Held to Maturity

The Company implemented a strategy in the third quarter of 2009 to hold certain fixed income securities to maturity. Because the Company has the intent to hold such securities to maturity, they have been reclassified from available for sale to held to maturity in the consolidated financial statements. As a result of this classification, the held to maturity portfolio is recorded at amortized cost in the consolidated balance sheet and is no longer recorded at fair value. The held to maturity portfolio is comprised principally of long duration government and corporate debt securities. The Company believes this held to maturity strategy is appropriate due to the relatively stable and predictable cash flows of the Company’s long-term liabilities. The fair value of those securities transferred was $952,703 on the date of reclassification, and this became the new cost base. The unrealized appreciation at the date of the transfer continues to be reported as a separate component of shareholders’ equity and is being amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $17,708 and $17,043 of this balance remains unamortized at December 31, 2009.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

Fixed maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities at December 31, 2009 and 2008 were as follows:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2009	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. Government and Agencies	$411,596	$9,291	$(2,756)	$—	$418,131
Non-U.S. Government	81,654	2,278	(1,905)	—	82,027
Corporate Securities	1,246,815	36,070	(10,373)	(1,096)	1,271,416
Municipal Securities	83,780	1,366	(1,488)	—	83,658
Asset-Backed Securities	113,531	1,168	(13,982)	(1,007)	99,710
Residential Mortgage-Backed Securities(1)	752,618	21,451	(7,319)	(3,651)	763,099
Commercial Mortgage-Backed Securities	284,944	14,552	(10,181)	—	289,315

	$2,974,938	$86,176	$(48,004)	$(5,754)	$3,007,356

December 31, 2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government and Agencies	$362,391	$43,664	$—	$406,055
Non-U.S. Government	610,057	52,648	(1,912)	660,793
Corporate Securities	1,464,566	20,908	(59,037)	1,426,437
Municipal Securities	47,842	1,232	(477)	48,597
Asset-Backed Securities	216,991	84	(38,521)	178,554
Residential Mortgage-Backed Securities(1)	717,531	13,575	(31,719)	699,387
Commercial Mortgage-Backed Securities	187,684	538	(16,006)	172,216

	$3,607,062	$132,649	$(147,672)	$3,592,039

(1)	Included within Residential Mortgage-Backed Securities are securities issued by U.S. Agencies with a fair value of $689,468 (2008—$573,745).

The available for sale fixed maturities portfolio includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. Fair value estimates are obtained from multiple sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. Should it become necessary to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as at December 31, 2009.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

As of December 31, 2009, the Company has performed a review of these securities for other-than-temporary impairments, which includes the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. A discussion of the Company’s process for estimating other-than-temporary impairments is included under the heading “Other-Than-Temporary Impairment”.

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of available for sale fixed maturities at December 31, 2009 and 2008.

	2009		2008
	Fair Value	%	Fair Value	%
U.S. Government and Agencies(1)	$1,107,599	36.8	$979,800	27.3
AAA and Non-U.S. Government	648,163	21.6	1,524,501	42.4
AA	288,158	9.6	396,229	11.0
A	721,596	24.0	621,996	17.3
BBB	100,235	3.3	59,432	1.7
BB	34,781	1.2	4,161	0.1
B or lower	106,824	3.5	5,920	0.2

	$3,007,356	100.0	$3,592,039	100.0

(1)	Included within U.S. Government and Agencies are U.S. Agency Mortgage Backed Securities with a fair value of $689,468 (2008—$573,745).

As of December 31, 2009, the Company held insurance enhanced asset and mortgage-backed securities in the amount of $44,526, which represented approximately 0.8% of the Company’s total invested assets. These securities are guaranteed by MBIA Insurance Corporation ($18,246), National Public Finance Guarantee Corporation ($6,000), Ambac Financial Group ($5,446), Assured Guarantee Corp. ($4,826), Berkshire Hathaway Assurance Corporation ($3,909), Financial Guaranty Insurance Company ($3,785), and Financial Security Assurance, Inc. ($2,314).

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

The Company did not have any significant investments in companies which guarantee securities at December 31, 2009 and 2008.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(b) The maturity distribution for available for sale fixed maturities held at December 31, 2009 was as follows:

	Amortized Cost	Fair Value
Within one year	$317,762	$322,599
From one to five years	973,938	1,001,493
From five to ten years	401,641	411,965
More than ten years	1,281,597	1,271,299

	$2,974,938	$3,007,356

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed maturities—Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities at December 31, 2009 were as follows:

			Gross Unrealized Losses
	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. Government and Agencies	$14,050	$—	$(515)	$—	$13,535
Non-U.S. Government	573,250	11,034	—	—	584,284
Corporate Securities	418,647	17,085	—	—	435,732

	$1,005,947	$28,119	$(515)	$—	$1,033,551

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities at December 31, 2009.

	Amortized Cost	%	Fair Value	%
U.S. Government and Agencies	$14,050	1.4	$13,535	1.3
AAA	717,954	71.4	734,595	71.1
AA	101,675	10.1	105,296	10.2
A	158,141	15.7	165,172	16.0
BBB	12,672	1.3	13,478	1.3
BB	—	—	—	—
B or lower	1,455	0.1	1,475	0.1

	$1,005,947	100.0	$1,033,551	100.0

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

The maturity distribution for held to maturity fixed maturities held at December 31, 2009 was as follows:

	Amortized Cost	Fair Value
Within one year	$32,541	$32,782
After one year through five years	127,799	131,357
After five years through ten years	141,876	147,792
More than ten years	703,731	721,620

	$1,005,947	$1,033,551

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Interest earned on fixed maturities, cash and cash equivalents	$177,049	$188,568	$193,430
Interest earned on funds withheld	1,350	1,932	2,945
Amortization of premium on fixed maturities	(3,921)	(5,095)	(5,146)
Investment expenses	(4,737)	(3,781)	(3,023)

	$169,741	$181,624	$188,206

Net Realized and Unrealized Gains and Losses

(e) The net realized and unrealized gains and losses on investments for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Net realized gains and losses:
Gross realized gains on available for sale securities	$12,007	$9,465	$11,643
Gross realized losses on available for sale securities	(10,122)	(11,945)	(14,573)
Net realized and unrealized gains on trading securities	2,590	508	—
Change in fair value of other investments	76,514	(232,993)	186,721
Change in fair value of derivatives	776	—	—

Net realized and unrealized gains (losses) on investments	$81,765	$(234,965)	$183,791

Net other-than-temporary impairment losses recognized in earnings	$(3,078)	$(16,887)	$(1,087)

Change in net unrealized gains and losses on available for sale fixed maturities(1)	$50,564	$9,109	$369

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(1)	Included in the 2009 amount is $3,123 comprising the change in net unrealized gains on available for sale securities prior to their reclassification to held to maturity.

Included in net realized and unrealized gains on trading securities was $99 of net losses recognized on trading securities sold during the year ended December 31, 2009 (2008—net loss of $453).

For the year ended December 31, 2009, the change in fair value of derivatives of $776 relates to equity call options embedded in certain convertible fixed maturity securities. For the year ended December 31, 2008, included in gross realized gains on available for sale securities is a realized loss of $3,794 on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of the Company’s holdings of U.S. government securities.

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

The Company was required to record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). To determine whether a cumulative effect adjustment was required, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other non-credit factors. The Company estimated that all of the OTTI previously recorded through earnings related to specific credit losses and therefore no cumulative effect adjustment was required.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

The Company recorded $3,078 of OTTI in earnings for the year ended December 31, 2009, of which $2,869 related to estimated credit losses.

The following methodology and significant inputs were used to determine the estimated credit losses during the year ended December 31, 2009:

•	Corporate securities ($1,543)—the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security;

•

Mortgage backed securities ($703)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. The Company reviews the process used by each investment manager in developing their analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•

Asset backed securities ($623)—the Company utilized underlying data for each security provided by investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and prepayment assumptions. The significant inputs in the models include the expected default rates, delinquency rates, foreclosure costs, etc. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

Of the total holding of 1,495 (2008—1,333) securities in the available for sale portfolio, 400 (2008—614) had unrealized losses at December 31, 2009. Fixed maturities with unrealized losses and the duration such conditions have existed at December 31, 2009 and 2008 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$122,515	$2,756	$—	$—	$122,515	$2,756
Non-U.S. Government	24,457	1,905	—	—	24,457	1,905
Corporate Securities	334,212	11,469	—	—	334,212	11,469
Municipal Securities	54,212	1,488	—	—	54,212	1,488
Asset Backed Securities	61,499	14,254	1,805	735	63,304	14,989
Residential Mortgage-Backed Securities	211,344	10,957	1,802	13	213,146	10,970
Commercial Mortgage-Backed Securities	111,598	10,169	951	12	112,549	10,181

	$919,837	$52,998	$4,558	$760	$924,395	$53,758

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Agencies	$—	$—	$—	$—	$—	$—
Non-U.S. Government	44,103	1,912	—	—	44,103	1,912
Corporate Securities	781,724	58,190	8,097	847	789,821	59,037
Municipal Securities	12,569	477	—	—	12,569	477
Asset-Backed Securities	169,628	38,215	1,540	306	171,168	38,521
Residential Mortgage-Backed Securities	141,774	31,467	1,287	252	143,061	31,719
Commercial Mortgage-Backed Securities	133,571	15,910	1,175	96	134,746	16,006

	$1,283,369	$146,171	$12,099	$1,501	$1,295,468	$147,672

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the period ended December 31, 2009:

(Expressed in thousands of U.S. Dollars)
Beginning balance at April 1, 2009	$—
Credit losses remaining in retained earnings related to accounting standard adoption	—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	2,869
Reductions for securities sold during the period	(1,339)

Ending balance at December 31, 2009	$1,530

Other investments

Other investments comprise the Company’s investment in hedge funds and the Company’s investment in Grand Central Re Limited (“Grand Central Re”), a private equity investment. Together, the hedge funds and the private equity investment are referred to as the Company’s “hedge fund portfolio.”

The distribution of the hedge fund portfolio by investment strategy as at December 31, 2009 and December 31, 2008 was:

	December 31, 2009		December 31, 2008
	Fair Value	Allocation %	Fair Value	Allocation %
Convertible arbitrage	$—	—%	$10,650	1.4%
Distressed securities	62,897	20.0%	115,900	15.4%
Diversified arbitrage	34,503	10.9%	46,034	6.1%
Emerging markets	26,211	8.3%	39,683	5.3%
Event-driven arbitrage	41,724	13.3%	75,205	9.9%
Fixed income arbitrage	14,351	4.6%	30,881	4.1%
Global macro	34,299	10.9%	87,304	11.6%
Long/short credit	9,426	3.0%	38,581	5.1%
Long/short equity	85,901	27.3%	290,224	38.5%
Opportunistic	2,765	0.8%	14,746	2.0%

Total hedge funds	312,077	99.1%	749,208	99.4%
Reinsurance private equity	2,772	0.9%	4,450	0.6%

Total other investments	$314,849	100.0%	$753,658	100.0%

Cash and cash equivalent balances of $22,299 and $133,406 held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets at December 31, 2009 and 2008, respectively. Redemptions receivable of $79,145 and $98,066 held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets at December 31, 2009 and 2008, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

As of December 31, 2009, the hedge fund portfolio employed nine strategies invested in 30 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed.

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

Of the Company’s December 31, 2009 outstanding redemptions receivable of $79,145, none of which is gated, $64,014 was received in cash prior to February 12, 2010. The fair value of the Company’s holdings in funds with gates imposed as at December 31, 2009 is $41,820 (December 31, 2008—$42,666).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at December 31, 2009, the fair value of the hedge funds held in side-pockets is $99,837 (December 31, 2008—$113,382).

Further details regarding the redemption of the hedge fund portfolio at December 31, 2009 is as follows:

	Fair Value	Gated/ Side Pocket Investments(1)	Investments without Gates or Side Pockets	Redemption Frequency(2)	Redemption Notice Period(2)
Convertible arbitrage	$—	$—	$—
Distressed securities	62,897	27,625	35,272	Biannually(3)	180 days
Diversified arbitrage	34,503	34,503	—
Emerging markets	26,211	26,211	—
Event-driven arbitrage	41,724	32,303	9,421	Quarterly	60 days
Fixed income arbitrage	14,351	—	14,351	Monthly	90 days
Global macro	34,299	3,780	30,519	Monthly - Quarterly	60 days
Long/short credit	9,426	—	9,426	Quarterly	56 days
Long/short equity	85,901	14,470	71,431	Quarterly - Annually(4)	30-90 days
Opportunistic	2,765	2,765	—

Total hedge funds	312,077	141,657	170,420

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. Investments—(Continued)

(1)	For those investments which are restricted by gates or are invested in side pockets, the Company can not reasonably estimate at December 31, 2009 when it will be able to redeem the investment.
(2)	The redemption frequency and notice period apply to the investments which are not gated or invested in side pockets.
(3)	The next available redemption date is December 31, 2010 for investments totalling $29,012, and September 30, 2011 for the remaining $6,260.
(4)	For the funds with an annual redemption date, totalling $12,355, the next available redemption date is September 30, 2010.

As of December 31, 2009, the Company had no unfunded commitments related to its hedge fund portfolio.

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Restricted cash

As at December 31, 2009, $224,382 of cash and cash equivalents (December 31, 2008—$ 449,763) were deposited, pledged or held in restricted accounts in favor of certain ceding companies, credit facility providers and regulatory authorities. Certain of these deposits can be substituted with fixed maturity securities at the Company’s option, subject to the counter party approval.

4. Fair Value of Financial Instruments

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

4. Fair Value of Financial Instruments—(Continued)

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

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by both the investment custodian and the investment managers, which each utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian and validates this price through a process which includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to the Company’s knowledge of the current investment market.

The independent pricing services used by the investment custodian and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios.

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

At December 31, 2009, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include mortgage-backed and asset-backed securities, corporate debt securities, U.S. government-sponsored agency securities, certain foreign government securities and all other fixed maturity securities.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

4. Fair Value of Financial Instruments—(Continued)

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company can not reasonably estimate at December 31, 2009, the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency which is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. The remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy as, at December 31, 2009, the Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

The Company has ongoing due diligence processes with respect to funds and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value and not use the permitted practical expedient on an investment by investment basis. Such adjustments may involve significant management judgment.

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $700 was made to the net asset value reported by the fund manager as at December 31, 2009 (December 31, 2008—$2,000) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. At December 31, 2009 $206,666 of other investments has been reclassified out of the Level 3 category into the Level 2 category in order to comply with the requirements of ASU 2009-12 “Fair Value Measurements and Disclosures”. The other investments transferred to Level 2 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment, and the redemption could occur in the near term.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

4. Fair Value of Financial Instruments—(Continued)

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. Government and Agencies	$126,760	$398,667	$—	$525,427
Non-U.S. Government	—	82,027	—	82,027
Corporate Securities	—	1,375,999	—	1,375,999
Municipal Securities	—	83,658	—	83,658
Asset-Backed Securities	—	102,006	—	102,006
Residential Mortgage-Backed Securities	—	763,974	—	763,974
Commercial Mortgage-Backed Securities	—	302,961	—	302,961

Total fixed maturities	126,760	3,109,292	—	3,236,052
Other investments	—	135,148	176,929	312,077
Derivative asset	—	3,224	—	3,224

	$126,760	$3,247,664	$176,929	$3,551,353

2008	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. Government and Agencies	$129,147	$277,981	$—	$407,128
Non-U.S. Government	—	662,566	—	662,566
Corporate Securities	—	1,471,379	—	1,471,379
Municipal Securities	—	48,597	—	48,597
Asset-Backed Securities	—	178,554	—	178,554
Residential Mortgage-Backed Securities	—	713,419	—	713,419
Commercial Mortgage-Backed Securities	—	172,216	—	172,216

Total fixed maturities	129,147	3,524,712	—	3,653,859
Other investments	—	—	749,208	749,208

	$129,147	$3,524,712	$749,208	$4,403,067

The other investments above do not include a private equity investment of $2,772 and $4,450 at December 31, 2009 and December 31, 2008, respectively, in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

4. Fair Value of Financial Instruments—(Continued)

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the years ended December 31, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2009	$—	$749,208	$—	$749,208
Total gains or losses (realized/unrealized)
Included in net income	—	71,846	—	71,846
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(437,459)	—	(437,459)
Transfers in and/or out of Level 3	—	(206,666)	—	(206,666)

Ending balance at December 31, 2009	$—	$176,929	$—	$176,929

The amount of total gains or losses for the year ended December 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$—	$41,907	$—	$41,907

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2008	$—	$17,743	$—	$17,743
Total gains or losses (realized/unrealized)
Included in net income	—	(89,284)	(552)	(89,836)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	552	552
Transfers in and/or out of Level 3	—	820,749	—	820,749

Ending balance at December 31, 2008	$—	$749,208	$—	$749,208

The amount of total gains or losses for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$—	$(201,362)	$—	$(201,362)

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

5. Business Combinations

(a) Max UK

On November 6, 2008, the Company acquired 100% of the outstanding and issued common shares of Max UK. Max UK, through its subsidiaries, underwrites property, personal accident, financial institutions, professional liability, and employers’ and public liability lines of business. Max UK operates in the Lloyd’s market through the Syndicates. A wholly-owned subsidiary of Max UK, Max at Lloyd’s, is the managing agent for the Syndicates. The Company participates in the Syndicates’ results through two corporate members, both are wholly-owned subsidiaries of Max UK. These corporate members together represent 100% of the participation in Syndicate 1400, and together represent 2% and 36% of the participation in Syndicates 2525 and 2526, respectively.

The acquisition of Max UK provides the Company with direct access to the Lloyd’s market, valuable and experienced underwriting teams, and expands the Company’s product line and geographic diversification. These factors resulted in a purchase price greater than the fair value of the tangible net assets acquired and the recognition of goodwill and intangible assets.

The final purchase price paid by the Company was $22,607, representing the tangible net assets acquired of $6,296, intangible assets—syndicate capacity of $8,113, and goodwill of $8,198.

The fair value of Max UK net assets acquired and the allocation of the purchase price is summarized as follows:

Total purchase price		$22,607
Assets acquired
Cash and investments	$208,860
Receivables	75,777
Other assets	20,695

Tangible assets acquired		305,332
Intangible asset—Syndicate capacity		8,113
Liabilities acquired
Net loss reserves	231,642
Unearned premiums, net of expenses	39,916
Other liabilities	27,478

Liabilities acquired		299,036

Excess purchase price—goodwill		$8,198

Syndicate capacity represents the Company’s authorized premium income limit to write insurance business in the Lloyd’s market. The capacity is renewed annually at no cost to the Company, but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business within the syndicate capacity is indefinite with the premium income limit being set annually by the Company, subject to Lloyd’s approval. Syndicate capacity is estimated to have an indefinite useful life and is not subject to amortization.

As a result of final negotiation and agreement in the year ended December 31, 2009, the final purchase price increased by $8,198 from the $14,409 estimated purchase price recorded by the Company at the time of acquisition.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

5. Business Combinations—(Continued)

(a) Max UK—(Continued)

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

(b) Max America

On June 2, 2008, Max Specialty acquired 100% of the outstanding and issued common shares of Max America (formerly known as Commercial Guaranty Casualty Insurance Company), an Indiana-domiciled insurer. This transaction provides the Company with the ability to write admitted insurance business in all 50 U.S. states and the District of Columbia. In connection with the purchase, the Company acquired net assets with a fair value of $20,000 and recorded $12,000 of intangible assets. The intangible assets comprise insurance licenses and are included in other assets on the Company’s consolidated balance sheet.

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

5. Business Combinations—(Continued)

(c) Max Specialty—(Continued)

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

6. Goodwill and intangible assets

Goodwill and intangible assets are included within other assets on the consolidated balance sheets. As discussed in Note 5, the Company recorded $8,198 of goodwill on the determination of the final purchase price of the acquisition of Max UK in 2009. During the year ended December 31, 2008, the Company recorded intangible assets of $12,000 for insurance licenses, and $8,113 for syndicate capacity, on the acquisitions of Max America and Max UK, respectively. During the year ended December 31, 2007, the Company recorded goodwill of $11,975 and intangible assets for insurance licenses of $8,400 on the acquisition of Max Specialty. The goodwill and intangible assets were assessed for impairment as at December 31, 2009 and 2008, and no impairment was identified.

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Balance at December 31, 2007	$11,975	$8,400	$—	$20,375
Additions during the year	—	20,113	—	20,113

Balance at December 31, 2008	$11,975	$28,513	$—	$40,488
Additions during the year	8,198	—	—	8,198

Balance at December 31, 2009	$20,173	$28,513	$—	$48,686

7. Property and casualty losses and loss adjustment expenses

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

Other factors include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company’s

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

7. Property and casualty losses and loss adjustment expenses—(Continued)

management and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management and settlement practices, the effect of inflationary trends on future claims settlement costs, court decisions, economic conditions and public attitudes. In addition, time can be a critical part of the provision determination, since the longer the time span between incidence of a loss and the payment or settlement of the claims, the more variable the ultimate settlement amount can be. Consequently, the establishment of the provision for outstanding losses and benefits relies on the judgment and opinion of a large number of individuals, on historical precedent and trends, on prevailing legal, economic, social and regulatory trends and on expectations as to future developments. The process of determining the provision necessarily involves risks that the actual results will deviate, perhaps substantially, from the best estimate made.

The summary of changes in outstanding property and casualty losses at December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Gross balance at January 1	$2,938,171	$2,333,877	$2,335,109
Less: Reinsurance recoverables and deferred charges	(810,898)	(539,029)	(495,547)

Net balance at January 1	2,127,273	1,794,848	1,839,562

Net loss reserves acquired in purchase of Max UK	—	231,641	—
Incurred losses related to:
Current year	580,956	500,704	394,146
Prior years	(87,357)	(106,959)	(63,752)

Total incurred	493,599	393,745	330,394

Paid losses related to:
Current year	(54,712)	(62,663)	(20,300)
Prior years	(368,537)	(184,223)	(361,702)

Total paid	(423,249)	(246,886)	(382,002)

Foreign currency revaluation	15,155	(46,075)	6,894
Net balance at December 31	2,212,778	2,127,273	1,794,848
Plus: Reinsurance recoverables and deferred charges	965,316	810,898	539,029

Gross balance at December 31	$3,178,094	$2,938,171	$2,333,877

Year ended December 31, 2009

Incurred losses related to prior years of $(87,357) for the year ended December 31, 2009 comprise the following components:

•

Net favorable development for the Company’s Bermuda/Dublin insurance segment of $41,334; $21,002 of which was recognized on professional liability and $7,059 on general casualty lines of business, primarily on the 2005 and prior years, and $13,273 on the short tail property and aviation lines of business from the 2008 and 2007 years;

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

7. Property and casualty losses and loss adjustment expenses—(Continued)

•

Net favorable development for the Bermuda/Dublin reinsurance segment of $31,985, excluding the development associated with changes in reinsurance premium estimates described below. The Company recorded net favorable development on long tail lines of business, including $10,530 from general casualty primarily on 2005 and prior years, $8,569 on professional liability primarily on 2006 and prior years, $7,942 on medical malpractice primarily on 2007 and prior years, and $3,331 on other long tail lines of business. The Company recorded net favorable development on short tail lines of business primarily on the 2008 and prior years, including $20,329 on property reinsurance, and $5,544 on other short tail lines, offset by adverse development of $24,260 on the marine and energy lines of business;

•

Net favorable development for the Max at Lloyd’s segment of $6,143, principally recognized on the professional liability line of business. This was partially offset by net adverse development of $1,127 in the U.S specialty segment;

•

Favorable development of $11,424 arising from reductions in reinsurance premium estimates of $10,894. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development is offset by a decrease in net earned premium net of acquisition costs of $11,704; and

•	Premium adjustments on the Company’s insurance business resulted in adverse development of $2,402 which was offset by an increase in earned premium during the year.

Year ended December 31, 2008

Incurred losses related to prior years of $(106,959) for the year ended December 31, 2008 comprise the following components:

•

Net favorable development for the Company’s Bermuda/Dublin reinsurance segment of $56,384, excluding the development associated with final settlement of reserves and changes in reinsurance premium estimates described below. During the year ended December 31, 2008, a large number of contracts were adjusted to reflect either favorable or adverse development which has aggregated to produce net favorable development. Of the $56,384 of net favorable development, $47,690 was recognized on long tail lines of business on the 2006 and prior years, including $25,815 from professional liability business, principally on the 2005 and prior years. In addition, the Company had positive development of $15,129 on whole account where information from cedants is indicating better than expected results. Short tail business had $8,694 of net favorable development with $22,113 of the favorable development on property reinsurance, primarily from the 2007 year, offset by adverse development of $13,493 on marine and energy lines. This adverse development originated primarily from one marine contract which covered a number of separate individual risk losses at the end of 2007;

•	The final settlement of prior period reinsurance reserves on a number of contracts resulting in a net favorable development of $11,738 and net paid losses related to prior years of $32,194;

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

7. Property and casualty losses and loss adjustment expenses—(Continued)

•	Net favorable development of $17,025 arising from reductions in reinsurance premium estimates;

•

Net favorable development for the Company’s Bermuda/Dublin insurance segment of $22,644 arising from the re-estimation of liabilities principally relates to the property insurance line of business; and

•	Premium adjustments on the Company’s insurance business resulted in adverse development of $832 which was offset by an increase in earned premium during the year.

Year ended December 31, 2007

Incurred losses related to prior years of $(63,752) for the year ended December 31, 2007 comprise the following components:

•	The settlement of a large block of prior period reinsurance reserves resulting in a net favorable development of $15,200 and net paid losses related to prior years of $131,888;

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

•	Favorable development of $5,637 arising from changes in reinsurance premium estimates;

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

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

7. Property and casualty losses and loss adjustment expenses —(Continued)

Included in deposit liabilities is $95,727 (2008—$159,185) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

8. Life and annuity benefits

The Company enters into long duration contracts that subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Future life and annuity benefit reserves are established using appropriate assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and a life and annuity benefit is recognized at that time. The average reserve valuation rate for the life and annuity benefit reserves is 5.0% and 5.0% as at December 31, 2009 and 2008, respectively.

The assumptions used to determine claim reserves are best estimate assumptions and are reviewed no less than annually. The assumptions are un-locked if they result in a material change. The Company establishes these assumptions based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates.

Life and annuity benefits at December 31, 2009 and 2008 were as follows:

	2009	2008
Life	$129,201	$131,652
Annuities	1,108,067	1,080,691
Accident and health	135,245	154,633

	$1,372,513	$1,366,976

As at December 31, 2009 and 2008, the largest life and annuity benefits reserve for a single client were 36.0% and 37.0% of the total, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

8. Life and annuity benefits—(Continued)

Losses recoverable relating to life and annuity contracts of $36,556 in 2009 (2008—$36,509) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

No annuities included in life and annuity benefits in the accompanying consolidated balance sheets are subject to discretionary withdrawal. Included in deposit liabilities at December 31, 2009 are annuities of $3,479 (2008—$4,062), which are subject to discretionary withdrawal. Deposit liabilities also include $44,307 (2008—$46,794) representing the account value of a universal life reinsurance contract.

9. Reinsurance

The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company also utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits expenses are net of losses and benefits recoveries of $241,208 in 2009 (2008—$222,973; 2007—$134,184) under these agreements.

At December 31, 2009, 83.6% of losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.3% are rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is the largest “NR—not rated” retrocessionaire and accounted for 10.1% of losses recoverable at December 31, 2009. As security for outstanding loss obligations, the Company retains funds from Grand Central Re amounting to 108.0% of its loss recoverable obligations. The remaining 1.0% of losses recoverable are with “B+” rated or lower reinsurers.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2009, 2008 and 2007 was as follows:

Property and casualty	Premiums written			Premiums earned
	2009	2008	2007	2009	2008	2007
Direct	$759,567	$592,565	$431,169	$720,387	$501,915	$415,764
Assumed	571,679	419,509	345,156	554,807	426,157	356,448
Ceded	(480,068)	(413,523)	(281,162)	(484,180)	(356,214)	(255,734)

Net	$851,178	$598,551	$495,163	$791,014	$571,858	$516,478

Life and annuity	Premiums written			Premiums earned
	2009	2008	2007	2009	2008	2007
Assumed	$43,755	$242,176	$301,961	$43,755	$242,176	$301,961
Ceded	(413)	(524)	(534)	(413)	(524)	(534)

Net	$43,342	$241,652	$301,427	$43,342	$241,652	$301,427

Total	$894,520	$840,203	$796,590	$834,356	$813,510	$817,905

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

10. Derivative Instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value. The Company participates from time to time in equity index derivative instruments to mitigate financial risks, principally arising from investment holdings. The Company also holds convertible bond securities within its available for sale fixed maturity portfolio.

As at December 31, 2009, the Company held $35,011 in fair value of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential not the specific call option feature. The equity call option is an embedded derivative which is recorded at fair value with changes in fair value recognized in net realized and unrealized gains and losses on investments in the consolidated statements of income and comprehensive income. These derivative instruments are not designated as hedging instruments. The fair value of the embedded call options is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 4. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other assets in the consolidated balance sheets.

On April 23, 2009, the Company closed the derivative positions it had previously held in equity futures contracts denominated in U.S. dollars, Japanese yen, and Canadian dollars, for which the primary purpose was to manage the Company’s economic exposure to changes in the fair value of hedge fund redemptions requested but not yet received. These derivative instruments were not designated as hedging instruments. The Company records changes in the fair value of these instruments within net realized and unrealized gains and losses on investments in the consolidated statements of income and comprehensive income. These derivatives were exchange-traded and their fair value was measured based on the later of the final traded price or the mid-point of the last bid-ask spread on the measurement date. The fair value of these derivatives was included within other investments in the consolidated balance sheets.

The fair values of derivative instruments at December 31, 2009 were:

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Convertible bond equity call options	Other assets	$3,224	—	$—

Total derivatives		$3,224		$—

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

10. Derivative Instruments—(Continued)

The fair values of derivative instruments at December 31, 2008 were:

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Equity futures contracts	Other investments	$15,770	—	$—

Total derivatives		$15,770		$—

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the years ended December 31, 2009, 2008 and 2007 was as follows:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative	2008 Amount of Gain or (Loss) Recognized in Income on Derivative	2007 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	Net realized and unrealized gains and losses on investments	$776	$—	$—
Equity futures contracts(1)	Net realized and unrealized gains and losses on investments	8,112	22,226	—
Hurricane index-linked contracts	Other income	—	(664)	—

Total derivatives		$8,888	$21,562	$—

(1)	Gains recognized on the equity futures contracts in the years ended December 31, 2009 and December 31, 2008 are reported within the change in fair value of other investments.

11. Bank Loans

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

On August 31, 2009, the Company entered into a termination agreement with the Bank in connection with the total return swap and the sale of Max Diversified shares to the Bank. On termination of the swap, the Company repurchased all of the remaining shares held by the Bank. The balance of the swap loan was $225,000 at December 31, 2008,

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

11. Bank Loans—(Continued)

$120,000 of which was repaid during the first quarter of 2009 and the remaining $105,000 was repaid during the third quarter of 2009.

At December 31, 2008 the net amount payable included in accounts payable under the total return swap was $14,896. Interest expense on the notional amount is included within interest expense on the consolidated statements of income and comprehensive income. For the years ended December 31, 2009, 2008 and 2007, the interest expense on the swap loan was $1,956, $11,472 and $15,886, respectively. Investment income earned on the invested proceeds of the swap loan for the years ended December 31, 2009, 2008 and 2007, was approximately $3,231, $11,340 and $12,601 respectively.

On April 3, 2007, the Company borrowed $50,000 under its revolving loan facility for the capitalization of Max USA. This loan renewed at intervals of one to six months at the Company’s option, at which time the interest rate was reset to LIBOR plus a premium based on the Company’s current debt rating. On April 9, 2009, this loan was repaid in full. On October 20, 2008, the Company borrowed an additional $100,000 under the revolving loan facility, at an interest rate of 4.63%. Proceeds of this loan were used in connection with the acquisition and capitalization of Max UK. This loan was repaid in full on April 20, 2009.

Interest expense in connection with these loans was $2,041, $3,029 and $2,591 for the years ended December 31, 2009, 2008 and 2007, respectively.

12. Senior notes

On April 16, 2007, Max USA privately issued $100,000 principal amount of 7.20% senior notes, due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99,497, and they were used to repay a bank loan used to acquire and capitalize Max Specialty. On December 30, 2008, Max USA repurchased $8,456 principal amount of its senior notes for $6,173, recognizing a gain of $2,245, net of deferred issuance costs. On December 10, 2009, Max USA repurchased $915 principal amount of its senior notes for $801, recognizing a gain of $111, net of deferred issuance costs.

The fair value of the senior notes was $75,929 as of December 31, 2009, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with these senior notes was $6,641, $7,200 and $5,100 for the years ended December 31, 2009, 2008 and 2007, respectively.

13. Pension and deferred compensation plans

The Company provides pension benefits to eligible employees and their dependents through various defined contribution plans, which vary for each subsidiary. Under these plans, the Company and its employees each contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contributions are immediately 100% vested. Pension expenses totaled $4,486 for the year ended December 31, 2009 (2008—$4,904; 2007—$2,626).

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

14. Shareholders’ equity

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to certain provisions of the Company’s bye-laws that reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise to less than 9.5% of total voting power of our capital stock unless waived by the board of directors.

Max Capital’s board of directors declared the following dividends during 2009:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable on
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

During the year ended December 31, 2009, the Company repurchased 1,543,571 common shares at an average price of $22.24 per common share for a total amount of $34,321 including the costs incurred to effect the repurchases. At December 31, 2009, the remaining authorization under the Company’s share repurchase program was $35,515.

Warrants

In connection with the issuance of certain shares, the Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from March 31, 2010 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2007	7,730,974	7,730,974	$15.31	$5.76	$15.00-$18.00
Warrants exercised	(2,987,849)		$15.28	$5.76	$15.00-$18.00
Warrants forfeited	(8,000)		$15.63	$5.79	$15.00-$16.00

Balance, December 31, 2008	4,735,125	4,735,125	$15.33	$5.75	$15.00-$18.00
Warrants exercised	(2,438,655)		$15.01	$5.90	$15.00-$16.00

Balance, December 31, 2009	2,296,470	2,296,470	$15.67	$5.60	$15.00-$18.00

The warrants contain a “cashless exercise” provision which allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision will result in a lower number of shares being issued than the number of warrants exercised. The majority of warrants exercised during 2009 and 2008 were under the cashless exercise provision which resulted in 621,157 (2008—1,387,437) being issued for the exercise of 2,438,655 (2008—2,987,849) warrants.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

15. Stock incentive plans

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

Prior to adoption of the 2008 Incentive Plan, the Company made awards of equity compensation under a Stock Incentive Plan approved by the shareholders in June 2000, and amended in each of May 2002 and April 2005 (the “2000 Incentive Plan,” and together with the 2008 Incentive Plan, the “Incentive Plans”). Effective upon the adoption of the 2008 Incentive Plan, unused shares from the 2000 Incentive Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option, restricted stock unit awards or reload obligations pursuant to grants originally made under the 2000 Incentive Plan.

Options that have been granted under the 2000 Incentive Plan or that may be granted under the 2008 Incentive Plan have an exercise price equal to or greater than the fair market value of Max Capital’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Incentive Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Max Capital, subject to certain conditions. Shares issued under the Incentive Plans are made available from authorized but unissued shares.

The Company has considered expected forfeitures and awards granted to retirement-eligible employees in the determination of stock-based compensation expense and they did not have a material effect on operating results during the year.

The Company granted 108,333, 32,725 and 101,081 stock options for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2009	2008	2007
Option valuation assumptions:
Expected option life	7 years	3 years	7 years
Expected dividend yield	2.32%	1.78%	1.48%
Expected volatility	34.3%	21.90%	21.54%
Risk-free interest rate	2.99%	4.31%	4.66%
Forfeiture rate	0%	0%	0%

The Company recognized $672, $580 and $2,886 of stock-based compensation expense related to stock option awards for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $624, which is expected to be recognized over a weighted average period of 1.0 years.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

15. Stock incentive plans—(Continued)

Total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $597, $2,358 and $5,000, respectively. The intrinsic value of stock options outstanding at December 31, 2009 is $4,943 (vested options—$4,504).

A summary of the 2000 Incentive Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2006	2,141,390	2,551,333	1,692,204	$19.82	$5.85	$10.26-$36.26
Options granted	(101,081)	101,081		$27.00	$6.00	$24.40-$32.82
Options exercised	—	(466,665)		$15.01		$10.26-$19.48
Restricted stock units granted	(295,232)	—
Restricted stock granted	(707,439)	—
Restricted stock forfeited	19,690	—

Balance, December 31, 2007	1,057,328	2,185,749	1,560,310	$21.18	$6.04	$10.95-$36.26
Options granted	(32,725)	32,725		$24.62	$4.46	$23.24-$27.97
Options exercised	—	(351,154)		$15.60		$11.50-$18.00
Options forfeited	—	(24,057)		$25.97		$11.19-$27.97
Restricted stock units granted	(148,527)	—
Restricted stock granted	(792,338)	—
Restricted stock forfeited	125,765	—
Closure of 2000 Incentive Plan	(209,503)	—

Balance, December 31, 2008	—	1,843,263	1,413,346	$22.24	$6.13	$10.95-$36.26
Options exercised	—	(107,125)		$14.68	$4.94	$11.50-$16.00
Options forfeited	—	(110,333)		$24.47	$7.14	$23.25-$24.49

Balance, December 31, 2009	—	1,625,805	1,324,138	$22.58	$6.13	$10.95-$36.26

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

15. Stock incentive plans—(Continued)

A summary of the 2008 Incentive Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2007	—	—	—	$—	$—	$—
Increase in shares available	4,500,000	—
Restricted stock granted	(149,091)	—

Balance, December 31, 2008	4,350,909	—	—	$—	$—	$—
Options granted	(108,333)	108,333		$18.25	$6.01	$18.25
Restricted stock issued	(737,000)	—
Restricted stock forfeited	33,955	—
Restricted stock units granted	(142,604)	—

Balance, December 31, 2009	3,396,927	108,333	—	$18.25	$6.01	$18.25

Restricted Stock Awards

Restricted stock and restricted stock units (“RSUs”) issued under the Incentive Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. The dividends paid on the restricted stock are not forfeited by the employee if the employee’s employment terminated prior to vesting. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $19,927, $19,584 and $14,894 for the years ended December 31, 2009, 2008 and 2007, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

15. Stock incentive plans—(Continued)

A summary of the Company’s non-vested restricted stock awards as of December 31, 2008, and changes during the year ended December 31, 2009, follows:

	Non-vested Restricted Stock	Weighted-Average Grant-Date Fair Value	Non-vested RSUs	Weighted-Average Grant-Date Fair Value
Balance, December 31, 2008	2,121,067	$25.59	347,759	$26.32
Restricted stock awards granted	737,000	$18.38	142,604	$18.40
Restricted stock awards vested	(535,227)	$24.96	(83,849)	$25.30
Restricted stock awards forfeited	(96,029)	$22.39	—	—

Balance, December 31, 2009	2,226,811	$23.49	406,514	$23.75

The weighted average vesting period for non-vested restricted stock is 1.2 years and 1.4 years at December 31, 2009 and 2008, respectively. The weighted average vesting period for non-vested RSUs is 1.2 years and 1.3 years at December 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (or “ESPP”). The ESPP gives participating employees the right to purchase common shares of Max Capital through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25, whichever is less. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of common shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price,” rounded down to the next full share. The Purchase Price is calculated as the lower of (i) 85 percent of the fair market value of a common share on the first day of the Subscription Period, or (ii) 85 percent of the fair market value of a common share on the Exercise Date. Participants may withdraw from an offering before the Exercise Date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP employees paid $822 to purchase 52,367 shares during 2009 and employees paid $424 to purchase 26,594 shares during 2008. The Company recorded an expense for ESPP of $308 and $84 for the years ended December 31, 2009 and 2008, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

16. Taxation

Max Capital and Max Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in the United States, Ireland and the United Kingdom are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by national tax authorities are 2006 to the present for the U.S. subsidiaries, 2005 to the present for the Irish subsidiaries, and 2008 to the present for the U.K. subsidiaries.

For the years ended December 31, 2009, 2008 and 2007, the Company did not record any unrecognized tax benefits or expenses. The Company has not recorded any interest or penalties during the years ended December 31, 2009, 2008 and 2007 and has no uncertain tax positions as at December 31, 2009 and 2008.

The Company records income taxes based on the enacted tax laws and rates applicable in the relevant jurisdictions for each of the years ended December 31, 2009, 2008 and 2007. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

The components of income taxes attributable to operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Current expense:
United States	$20	$57	$—
Ireland	2,018	292	1,442
United Kingdom	1,078	(281)	—

	3,116	68	1,442

Deferred expense (benefit):
United States	—	893	(893)
Ireland	(477)	(10)	(971)
United Kingdom	7,382	281	—

	6,905	1,164	(1,864)

Income tax expense (benefit) on net income	$10,021	$1,232	$(422)

Income tax expense (benefit) on net income	$10,021	$1,232	$(422)
Income tax (benefit) expense on other comprehensive income	(543)	(999)	893

Total income tax	$9,478	$233	$471

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 34%, 12.5% and 28.5%, have been used for the United States, Ireland and the United Kingdom, respectively. A

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

16. Taxation—(Continued)

reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	2009	2008	2007
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$11,032	$(5,954)	$(4,996)
Addition to (reduction in) income tax (benefit) expense resulting from:
Valuation allowance on deferred tax assets	1,889	5,881	4,680
Income tax expense (benefit) on intercompany transactions	(5,150)	123	(144)
Prior year adjustment	2,130	984	(501)
Permanent differences	120	198	539

Income tax expense (benefit)	$10,021	$1,232	$(422)

The tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	2009	2008	2007
Deferred tax asset:
Net operating loss carryforward	$9,917	$9,332	$4,678
Deferred acquisition costs, net	1,837	2,310	782
Net unearned property and casualty premiums	1,089	588	131
Deferred compensation	1,187	3,158	431
Capitalized professional fees	1,767	1,909	287
Other	949	911	5

Gross deferred tax asset	16,746	18,208	6,314
Less valuation allowance	12,449	10,561	4,680

Deferred tax asset	4,297	7,647	1,634

Deferred tax liability:
Net unrealized gains on available for sale securities	1,736	1,186	893
Untaxed profits	2,992	—	—
Goodwill amortization	1,565	726	277
Other	128	138	34

Deferred tax liability	6,421	2,050	1,204

Net deferred tax (liability) asset	$(2,124)	$5,597	$430

At December 31, 2009, 2008 and 2007, the Company has net operating loss carryforwards in its U.S. operating subsidiaries totaling $29,167, $14,607 and $13,726, respectively. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2027 and 2029. At December 31, 2009 and 2008, the Company has net operating loss carryforwards in its U.K. operating subsidiaries totaling GBP nil and GBP 10,497 ($15,318), respectively. Under applicable law, the U.K. net operating loss carryforwards never expire.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

16. Taxation—(Continued)

The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects will more likely than not be realized. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

17. Related Parties

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re, a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”). The Company owns 7.5% of the ordinary shares of Grand Central Re. Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda did not cede any new business to Grand Central Re in 2009, 2008 or 2007.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	2009	2008	2007
Balance Sheet
Losses and benefits recoverable from reinsurers	$101,438	$106,203	$117,752
Deposit liabilities	15,429	26,273	28,292
Funds withheld from reinsurers	109,626	137,014	141,206
Reinsurance balances payable	26,385	24,603	23,025

	2009	2008	2007
Income Statement
Reinsurance premiums ceded	$1,933	$1,939	$(387)
Earned premiums ceded	1,933	1,939	(387)
Other income	800	800	800
Net losses and loss expenses	(280)	(1,307)	(9,550)
Claims and policy benefits	4,072	953	2,601
Interest (benefit) expense	1,861	9,178	13,919

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

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

17. Related Parties—(Continued)

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors until November 2, 2009, served as the investment advisor for Max Diversified from April 1, 2004 until January 31, 2009. Alstra received investment advisor fees of $667, $8,183 and $14,705 in 2009, 2008 and 2007, respectively. During the first quarter of 2009, the Company terminated its investment advisor agreement with Alstra, resulting in a termination fee of $1,992. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $1,987, $2,802 and $6,930, respectively, in respect of Max Diversified’s assets invested in an underlying fund managed by Moore Capital during 2009, 2008 and 2007.

All investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains or losses on investments in the consolidated statements of income and comprehensive income.

18. Statutory requirements and dividend restrictions

Statutory capital and surplus for the Bermuda, Dublin and U.S operating subsidiaries of the Company for the years ended December 31, 2009 and 2008 is summarized below. The 2009 information provided is unaudited and preliminary as many regulatory returns are due later in 2010 for many jurisdictions in which the Company does business.

	Bermuda		Dublin		U.S.
At December 31	2009	2008	2009	2008	2009	2008
Required statutory capital and surplus	$380,000	$296,246	$23,000	$21,043	$28,000	$13,829
Actual statutory capital and surplus	$1,425,000	$1,221,065	$115,000	$73,917	$130,000	$147,581

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, Max Bermuda is required to maintain certain levels of solvency and liquidity. The minimum statutory solvency margin required at December 31, 2009 was approximately $380,000. Actual statutory capital and surplus at December 31, 2009 was approximately $1,425,000. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with U.S. GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes.

Max Bermuda is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, other investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2009, the Company met the minimum liquidity ratio requirement.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Statutory requirements and dividend restrictions—(Continued)

Ireland

Under the Irish Insurance Acts 1909 to 2000, regulations made under those Acts, and regulations relating to insurance and reinsurance business made under the European Communities Act, 1972 and directions issued under those regulations, Max Insurance Europe Limited and Max Re Europe Limited are required to maintain technical reserves and a minimum solvency margin. As of December 31, 2009, Max Insurance Europe Limited and Max Re Europe Limited maintain sufficient technical reserves and met the minimum solvency margin requirement.

United States

Max Specialty and Max America file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by U.S. insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with U.S. GAAP. The main differences between statutory net income and U.S. GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and U.S. GAAP shareholders’ equity are unrealized appreciation or decline in value of investments and non-admitted assets. As of December 31, 2009, Max Specialty and Max America maintain sufficient statutory surplus and met the minimum solvency margin requirements.

United Kingdom and Lloyds

The Company’s corporate members of Lloyd’s and the Syndicates are subject to regulation by the Council of Lloyd’s. The Syndicates are also subject to regulation by the U.K. Financial Services Authority under the Financial Services and Markets Act 2000. The Company’s corporate members are bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules prescribe the Company’s corporate members’ membership subscription, the level of their contribution to the Lloyd’s Central Fund and the assets they must deposit with Lloyd’s in support of their underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.

The amount which the Company provides as Funds at Lloyd’s, (“FAL”) is not available for distribution to the Company for the payment of dividends. The Company’s corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution to the Company for the payment of dividends. Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such FAL may comprise: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2009 amount to GBP 63,623 ($102,878).

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. Statutory requirements and dividend restrictions—(Continued)

Dividends

The Company’s ability to pay dividends is dependent on the ability of the subsidiaries to pay dividends. The subsidiaries are subject to certain regulatory restrictions on the payment of dividends. The payment of such dividends is limited by applicable regulations and statutory requirements of Bermuda, Ireland, the United Kingdom and the United States. Max Bermuda, Max Insurance Europe Limited and Max Re Europe Limited are prohibited from declaring or paying a dividend if such payment would reduce their respective regulatory capital below the required minimum as required by law and regulatory practice. The laws of the domicile state of Delaware and Indiana govern the amount of dividends that may be paid by Max Specialty and Max America, respectively. Under Lloyd’s regulations, funds which are required to be held or retained by the Syndicates may not be paid as dividends. Max Bermuda and Max UK are also subject to certain restrictions under their respective credit facilities that affect their ability to pay dividends to the Company. The Company paid dividends of $0.38 per share in 2009 compared to $0.36 per share and $0.32 per share during 2008 and 2007, respectively.

19. Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

In the first quarter of 2009, the Company adopted a new accounting standard (in accordance with ASC 260-10-45) which requires share based compensation awards that qualify as participating securities to be included in basic earnings per share using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. The pronouncement became effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period earnings per share data presented are adjusted retroactively to conform to the pronouncement. The adoption resulted in no change to earnings per share as previously reported for the year ended December 31, 2008.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

19. Earnings per share—(Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Basic earnings per share:
Net income (loss)	$246,215	$(175,318)	$303,249
Weighted average common shares outstanding—basic	57,006,908	56,565,588	59,892,414

Basic earnings per share	$4.32	$(3.10)	$5.06

Diluted earnings per share:
Net income (loss)	$246,215	$(175,318)	$303,249

Weighted average common shares outstanding—basic	57,006,908	56,565,588	59,892,414
Conversion of warrants	608,161	—	3,467,554
Conversion of options	150,669	—	479,264
Conversion of employee stock purchase plan	1,399	—	—

Weighted average common shares outstanding—diluted	57,767,137	56,565,588	63,839,232

Diluted earnings per share	$4.26	$(3.10)	$4.75

For the year ended December 31, 2008, the impact of the conversion of warrants of 1,580,940, and conversion of options of 314,145 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

20. Commitments and contingencies

(a) Concentrations of credit risk

The Company’s portfolio of cash and fixed maturities is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of cash and fixed maturities.

The Company’s portfolio of other investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Company manages and monitors risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its other investments.

The Company’s investments are held by four different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes which are certified annually. The largest concentration of cash and cash equivalents at a single custodian was $515,850 and $728,319 at December 31, 2009 and 2008, respectively. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $3,028,468 and $2,574,511 at December 31, 2009 and 2008, respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

20. Commitments and contingencies—(Continued)

(a) Concentrations of credit risk—(Continued)

At December 31, 2009 and 2008, the Company’s largest premiums receivable balances from a single client were 28.3% and 27.1% of total premiums receivable, respectively. A contractual right to offset loss obligations against premiums receivable reduces the Company’s credit risk associated with premiums receivable.

For the years ended December 31, 2009, 2008 and 2007, brokered transactions accounted for the majority of the Company’s property and casualty gross premiums written. For the years ended December 31, 2009, 2008 and 2007, the top three independent producing intermediaries and brokerage firms accounted for 25%, 11% and 7%; 18%, 16% and 10%; and 22%, 13% and 12%, respectively, of property and casualty gross premiums written.

The Company’s life and annuity reinsurance segment generally writes a limited number of transactions in a year, with a potentially large variation in premium volume. As a result, the number of possible brokers used in a year is limited to the number of transactions written. During each of the years ended December 31, 2009, 2008 and 2007, the top independent producing intermediary and brokerage firm accounted for 95%, 27% and 30% of life and annuity gross premiums written, respectively.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $5,245, $3,251 and $2,583, respectively. The rent and maintenance expense under operating leases will range from $1,483 to $6,103 per year over the next five years.

(c) Credit facilities

The Company has three credit facilities as of December 31, 2009. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450,000 five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150,000 five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800,000, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility.

On October 13, 2008 Max Capital entered into a credit facility agreement with ING. This credit facility was entered into as part of the Company’s acquisition of Max UK. This credit facility provides up to GBP 90,000 ($145,530) for the issuance of letters of credit to provide FAL to support Lloyd’s syndicate commitments of Max UK and its subsidiaries. The facility may be terminated by ING at any time after January 1, 2010, subject to a four year notice requirement for any outstanding letters of credit. Effective December 5, 2008, Max UK was substituted as account party under the facility with Max Capital acting as guarantor.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

20. Commitments and contingencies—(Continued)

(c) Credit facilities—(Continued)

The third facility is Max Bermuda’s $75,000 letter of credit with The Bank of Nova Scotia. This facility was renewed in December 2009. Absent further renewals, this facility expires on December 17, 2010.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of December 31, 2009 and December 31, 2008:

	Credit Facilities
	Bank of America Syndicate	The Bank of Nova Scotia	ING Bank N.V.	Total	ING Bank N.V. -FAL facility(1)
Letter of credit facility capacity at: December 31, 2009(1)	$600,000	$75,000	$—	$675,000	GBP	90,000

December 31, 2008(1)	$600,000	$75,000	$20,000	$695,000	GBP	90,000

Unsecured loan outstanding at: December 31, 2009	$—	$—	$—	$—	GBP	—

December 31, 2008	$150,000	$—	$—	$150,000	GBP	—

Letters of credit issued and outstanding at: December 31, 2009	$411,461	$49,794	$—	$461,255	GBP	63,614

December 31, 2008	$437,211	$43,133	$10,000	$490,344	GBP	63,614

Cash and fixed maturities at fair value pledged as collateral at: December 31, 2009	$498,121	$65,213	$—	$563,334	GBP	3,623

December 31, 2008	$481,750	$51,717	$18,791	$552,258	GBP	3,614

(1)	Letter of credit capacity is reduced by the amount of unsecured loans outstanding.

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at December 31, 2009.

(d) Funds at Lloyd’s

The Company operates in the Lloyd’s market through two corporate members, both are wholly-owned subsidiaries of Max UK. These corporate members together represent 100% of the participation in Syndicate 1400, and together represent 2% and 36% of the participation in Syndicates 2525 and 2526, respectively. Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, or FAL, may comprise: cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2009 and 2008 amount to GBP 63,623 ($102,878) and GBP 63,614 ($92,832), respectively.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

21. Segment information

The Company operates in five segments: Bermuda/Dublin insurance, Bermuda/Dublin reinsurance, U.S. specialty, Max at Lloyd’s and life and annuity reinsurance. Within the Bermuda/Dublin insurance segment, the Company offers property and casualty excess of loss capacity on specific risks related to individual insureds. In the Bermuda/Dublin reinsurance segment, the Company offers property and casualty quota share and excess of loss capacity providing coverage for a portfolio of underlying risks written by the Company’s clients. The U.S. specialty segment offers property and casualty insurance coverage from offices in the United States on specific risks related to individual insureds. The Max at Lloyd’s segment offers property reinsurance, accident and health insurance and reinsurance, aviation insurance, financial institutions insurance and professional liability insurance coverage through the Syndicates. The life and annuity reinsurance segment offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages the Company’s investment and financing activities.

Invested assets relating to the Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and life and annuity segments are managed on an aggregated basis. Consequently, investment income on this consolidated portfolio and gains on other investments are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, the Company allocates investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

Each of the U.S. specialty and the Max at Lloyd’s segments has its own portfolio of fixed maturities investments; as a result the investment income earned by each of these portfolios is reported in its respective segment. The management of these portfolios, however, is handled on a consolidated basis together with the invested assets of the Bermuda/Dublin insurance, Bermuda/Dublin reinsurance and life and annuity segments.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

21. Segment information—(Continued)

A summary of operations by segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Property & Casualty					Life & Annuity
2009	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Con- solidated
Revenues
Gross premiums written	$427,767	$489,028	$285,478	$128,973	$1,331,246	$43,755	$—	$1,375,001
Reinsurance premiums ceded	(212,083)	(80,005)	(155,096)	(32,884)	(480,068)	(413)	—	(480,481)

Net premiums written	$215,684	$409,023	$130,382	$96,089	$851,178	$43,342	$—	$894,520

Earned premiums	$417,090	$476,434	$256,670	$125,000	$1,275,194	$43,755	$—	$1,318,949
Earned premiums ceded	(211,127)	(88,578)	(154,568)	(29,907)	(484,180)	(413)	—	(484,593)

Net premiums earned	205,963	387,856	102,102	95,093	791,014	43,342	—	834,356
Net investment income	22,875	40,220	5,987	4,388	73,470	50,993	45,278	169,741
Net realized and unrealized gains on investments	4,430	10,540	232	2,590	17,792	37,338	26,635	81,765
Net impairment losses recognized in earnings	—	—	—	—	—	—	(3,078)	(3,078)
Net realized gain on retirement of senior notes	—	—	—	—	—	—	111	111
Other income	1,238	12	314	658	2,222	(120)	801	2,903

Total revenues	234,506	438,628	108,635	102,729	884,498	131,553	69,747	1,085,798

Net losses and loss expenses	132,355	254,474	62,812	43,958	493,599	—	—	493,599
Claims and policy benefits	—	—	—	—	—	101,093	—	101,093
Acquisition costs	(1,233)	71,074	7,501	18,136	95,478	1,396	—	96,874
Interest expense	781	6,591	—	—	7,372	3,328	10,639	21,339
Net foreign exchange gains	—	—	—	(5,055)	(5,055)	—	(717)	(5,772)
Merger and acquisition expenses	—	—	—	—	—	—	(31,566)	(31,566)
General and administrative expenses	24,623	31,778	31,229	19,972	107,602	2,786	43,607	153,995

Total losses and expenses	156,526	363,917	101,542	77,011	698,996	108,603	21,963	829,562

Income before taxes	$77,980	$74,711	$7,093	$25,718	$185,502	$22,950	$47,784	$256,236

Loss ratio *	64.3%	65.6%	61.5%	46.2%	62.4%	***
Combined ratio **	75.6%	92.1%	99.5%	86.3%	88.1%	***

*	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

21. Segment information—(Continued)

	Property & Casualty					Life & Annuity
2008	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S. Specialty	Max at Lloyd’s (a)	Total	Reinsurance	Corporate	Con- solidated
Revenues
Gross premiums written	$389,368	$419,509	$194,353	$8,844	$1,012,074	$242,176	$—	$1,254,250
Reinsurance premiums ceded	(198,098)	(92,421)	(118,710)	(4,294)	(413,523)	(524)	—	(414,047)

Net premiums written	$191,270	$327,088	$75,643	$4,550	$598,551	$241,652	$—	$840,203

Earned premiums	$371,080	$426,157	$121,172	$9,663	$928,072	$242,176	$—	$1,170,248
Earned premiums ceded	(189,125)	(84,366)	(77,374)	(5,349)	(356,214)	(524)	—	(356,738)

Net premiums earned	181,955	341,791	43,798	4,314	571,858	241,652	—	813,510
Net investment income	18,437	36,069	7,235	542	62,283	40,058	79,283	181,624
Net realized and unrealized gains (losses) on investments	(23,499)	(51,096)	(523)	508	(74,610)	(100,921)	(59,434)	(234,965)
Net impairment losses recognized in earnings	—	—	—	—	—	—	(16,887)	(16,887)
Net realized gain on retirement of senior notes	—	—	—	—	—	—	2,245	2,245
Other income	1,112	—	303	160	1,575		(117)	1,458

Total revenues	178,005	326,764	50,813	5,524	561,106	180,789	5,090	746,985

Net losses and loss expenses	142,150	218,749	30,376	2,470	393,745	—	—	393,745
Claims and policy benefits	—	—	—	—	—	301,526	—	301,526
Acquisition costs	(2,810)	51,328	3,039	981	52,538	(159)	—	52,379
Interest expense	—	7,516	—	—	7,516	6,818	21,755	36,089
Net foreign exchange (gains) losses	—	—	—	(382)	(382)	—	10,255	9,873
Merger and acquisition expenses	—	—	—	—	—	—	2,944	2,944
General and administrative expenses	21,101	28,548	27,235	2,525	79,409	2,917	42,189	124,515

Total losses and expenses	160,441	306,141	60,650	5,594	532,826	311,102	77,143	921,071

Income (loss) before taxes	$17,564	$20,623	$(9,837)	$(70)	$28,280	$(130,313)	$(72,053)	$(174,086)

Loss ratio *	78.1%	64.0%	69.4%	57.3%	68.9%	* **
Combined ratio **	88.2%	87.4%	138.5%	138.5%	91.9%	* **

*	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(a)	The results of operations for the Max at Lloyd’s segment are consolidated only from November 6, 2008, the date Max at Lloyd’s was acquired.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

21. Segment information—(Continued)

	Property & Casualty				Life & Annuity
2007	Bermuda/ Dublin Insurance	Bermuda/ Dublin Reinsurance	U.S . Specialty	Total(1)	Reinsurance		Corporate	Con- solidated
Revenues
Gross premiums written	$382,926	$345,156	$48,243	$776,325	$301,961		$—	$1,078,286
Reinsurance premiums ceded	(201,987)	(44,565)	(34,610)	(281,162)	(534)		—	(281,696)

Net premiums written	$180,939	$300,591	$13,633	$495,163	$301,427		$—	$796,590

Earned premiums	$398,776	$356,448	$16,988	$772,212	$301,961		$—	$1,074,173
Earned premiums ceded	(199,223)	(43,501)	(13,010)	(255,734)	(534)		—	(256,268)

Net premiums earned	199,553	312,947	3,978	516,478	301,427		—	817,905
Net investment income	16,160	41,025	5,974	63,159	33,936		91,111	188,206
Net realized and unrealized gains (losses) on investments	14,271	53,021	—	67,292	60,713		55,786	183,791
Net impairment losses recognized in earnings	—	—	—	—	—		(1,087)	(1,087)
Other income	—	—	—	—	—		745	745

Total revenues	229,984	406,993	9,952	646,929	396,076		146,555	1,189,560

Net losses and loss expenses	153,816	173,317	3,261	330,394	—		—	330,394
Claims and policy benefits	—	—	—	—	345,602		—	345,602
Acquisition costs	(1,162)	60,910	376	60,124	1,236		—	61,360
Interest expense	—	11,890	—	11,890	6,864		23,909	42,663
Net foreign exchange losses	—	—	—	—	—		25	25
General and administrative expenses	19,348	28,394	17,430	65,172	2,813		38,704	106,689

Total losses and expenses	172,002	274,511	21,067	467,580	356,515		62,638	886,733

Income (loss) before taxes	$57,982	$132,482	$(11,115)	$179,349	$39,561		$83,917	$302,827

Loss ratio *	77.1%	55.4%	82.0%	64.0%	*	**
Combined ratio **	86.2%	83.9%	n/a	88.2%	*	**

*	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for life and annuity products as the Company believes these ratios are not appropriate measures for life and annuity underwriting.
(1)	Max at Lloyd’s segment not shown in 2007 as it was acquired in 2008.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

21. Segment information—(Continued)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information relating to property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Gross premiums written—North America	$1,045,655	$819,277	$584,980
Gross premiums written—Europe	180,794	139,569	148,130
Gross premiums written—Rest of the world	104,797	53,228	43,215
Reinsurance ceded—North America	(393,057)	(358,159)	(227,208)
Reinsurance ceded—Europe	(68,503)	(33,822)	(47,095)
Reinsurance ceded—Rest of the world	(18,508)	(21,542)	(6,859)

	$851,178	$598,551	$495,163

The largest client in each of the three years ended December 31, 2009, 2008 and 2007, accounted for 4.5%, 7.2% and 3.7%, of the Company’s property and casualty gross premiums written, respectively.

Financial information relating to life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Gross premiums written—North America	$43,755	$2,621	$2,700
Gross premiums written—Europe	—	239,555	299,261
Reinsurance ceded—North America	(413)	(524)	(534)
Reinsurance ceded—Europe	—	—	—

	$43,342	$241,652	$301,427

The largest client in each of the three years ended December 31, 2009, 2008 and 2007, accounted for 95.0%, 72.2% and 68.9%, of the Company’s life and annuity gross premiums written, respectively. The gross premiums written for the year ended December 31, 2009 principally related to traditional life policies for clients based in the U.S. The gross premiums written for each of the two years ended December 31, 2008 and 2007 principally related to closed block pension annuities for clients based in Ireland.

22. Subsequent events

Subsequent events have been evaluated up to and including February 16, 2010, the date of issuance of these consolidated financial statements.

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

23. Quarterly financial results (unaudited)

	Quarter Ended
2009	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$434,273	$396,509	$265,886	$278,333

Net premiums earned	$190,282	$228,785	$208,016	$207,273
Net investment income	40,488	41,755	42,830	44,668
Net realized and unrealized gains (losses) on investments	18,441	21,472	24,528	17,325
Net impairment losses recognized in earnings	—	(2,014)	(139)	(925)
Net realized gain on retirement of senior notes	—	—	—	111
Other income (expense)	1,306	974	819	(196)

Total revenues	250,517	290,972	276,054	268,256

Losses and expenses
Net losses and loss expenses	124,723	122,228	131,778	114,870
Claims and policy benefits	14,332	55,407	14,378	16,976
Acquisition costs	20,630	25,059	27,997	23,188
Interest expense	3,939	4,744	5,971	6,685
Net foreign exchange (gains) losses	(3,476)	(3,404)	406	702
Merger and acquisition expenses	5,223	4,785	(41,350)	(224)
General and administrative expenses	39,060	36,105	40,372	38,458

Total losses and expenses	204,431	244,924	179,552	200,655

Income (loss) before taxes	$46,086	$46,048	$96,502	$67,601

Income tax expense	1,547	2,290	1,176	5,009

Net income (loss)	$44,539	$43,758	$95,326	$62,592

Basic earnings per share	$0.79	$0.77	$1.67	$1.10

Diluted earnings per share	$0.78	$0.76	$1.64	$1.08

MAX CAPITAL GROUP LTD.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars,

except per share amounts)

23. Quarterly financial results (unaudited) —(Continued)

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$306,634	$369,291	$206,260	$372,065

Net premiums earned	$135,812	$234,610	$141,589	$301,499
Net investment income	49,626	42,507	45,265	44,226
Net realized and unrealized (losses) gains on investments	(24,295)	40,800	(162,549)	(88,951)
Net impairment losses recognized in earnings	—	(3,100)	(13,757)	—
Net realized gain on retirement of senior notes	—	—	—	2,245
Other income (expense)	1,223	201	(423)	457

Total revenues	162,366	315,018	10,125	259,476

Losses and expenses
Net losses and loss expenses	93,602	78,149	106,834	115,160
Claims and policy benefits	14,955	108,220	14,000	164,351
Acquisition costs	9,612	12,236	13,896	16,635
Interest expense	11,957	4,089	4,501	15,542
Net foreign exchange losses	12	1	1,971	7,889
Merger and acquisition expenses	—	3,988	(500)	(544)
General and administrative expenses	24,708	33,502	31,837	34,468

Total losses and expenses	154,846	240,185	172,539	353,501

Income (loss) before taxes	$7,520	$74,833	$(162,414)	$(94,025)

Income tax (benefit) expense	(229)	630	773	58

Net income (loss)	$7,749	$74,203	$(163,187)	$(94,083)

Basic earnings per share	$0.14	$1.30	$(2.89)	$(1.67)

Diluted earnings per share	$0.13	$1.26	$(2.89)	$(1.67)

SCHEDULE II

MAX CAPITAL GROUP LTD.

Condensed Financial Information of Registrant

Balance Sheet—Parent Company only

December 31, 2009 and 2008

(Expressed in thousands of U.S. Dollars, except per share amounts)

	2009	2008
Assets
Cash and cash equivalents	$23,164	$16,856
Investments in subsidiaries	1,694,955	1,416,281
Due from affiliated companies	—	508
Other assets	720	570

Total Assets	$1,718,839	$1,434,215

Liabilities
Bank loan	—	150,000
Due to affiliated companies	149,915	—
Accounts payable and accrued expenses	4,291	3,884

Total Liabilities	154,206	153,884

Shareholders’ Equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized; 55,867,125 shares issued and outstanding (2008—55,805,790)	55,867	55,806
Addition paid-in capital	752,309	763,391
Accumulated other comprehensive income (loss)	25,431	(45,399)
Retained earnings	731,026	506,533

Total Shareholders’ Equity	$1,564,633	$1,280,331

Total Liabilities and Shareholders’ Equity	$1,718,839	$1,434,215

See accompanying report of independent registered public accounting firm

MAX CAPITAL GROUP LTD.

Condensed Financial Information of Registrant

Statement of Income—Parent Company only

For the years ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars)

	2009	2008	2007
Revenue
Net investment income	$240,242	$(146,148)	$318,105
Expenses
Interest expense	2,041	3,029	4,004
General and administrative expenses	(8,014)	26,141	10,852

Net Income (Loss)	$246,215	$(175,318)	$303,249

See accompanying report of independent registered public accounting firm

SCHEDULE II—(Continued)

MAX CAPITAL GROUP LTD.

Condensed Financial Information of Registrant

Statement of Cash Flows—Parent Company only

For the years ended December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars)

	2009	2008	2007
Operating activities:
Net income (loss)	$246,215	$(175,318)	$303,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned stock based compensation	20,907	20,248	17,780
Other assets	(151)	(39)	(119)
Accounts payable and accrued expenses	407	(1,230)	1,728
Due to (from) affiliated companies	150,423	(111,133)	138,667
Equity in net earnings of subsidiaries	(240,144)	146,434	(317,137)

Net cash provided by (used in) operating activities	177,657	(121,038)	144,168
Investing activities:
Investments in subsidiaries	(20,199)	(6,039)	(70,000)
Dividends received	52,500	150,000	—

Net cash provided by (used in) investing activities	32,301	143,961	(70,000)
Financing Activities:
Net proceeds from issuance of common shares	2,393	6,818	4,976
Repurchase of common shares	(34,321)	(109,839)	(114,355)
(Repayment) proceeds from bank loan	(150,000)	100,000	50,000
Dividends paid	(21,722)	(20,414)	(19,163)

Net cash used in financing activities	(203,650)	(23,435)	(78,542)
Increase (decrease) in cash and cash equivalents	6,308	(512)	(4,374)
Cash and cash equivalents, beginning of year	16,856	17,368	21,742

Cash and cash equivalents, end of year	$23,164	$16,856	$17,368

See accompanying report of independent registered public accounting firm

SCHEDULE III

MAX CAPITAL GROUP LTD.

Supplementary Insurance Information

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2009

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Bermuda/Dublin Insurance	$(4,779)	$1,240,036	$182,973	$205,963	$22,875	$132,355	$(1,233)	$215,684	$24,623
Bermuda/Dublin Reinsurance	46,557	1,470,681	260,728	387,856	40,220	254,474	71,074	409,023	31,778
U.S. Specialty	8,031	189,126	133,245	102,102	5,987	62,812	7,501	130,382	31,229
Max at Lloyd’s	8,985	278,251	51,215	95,093	4,388	43,958	18,136	96,089	14,917
Life and Annuity Reinsurance	6,854	1,372,513	—	43,342	50,993	101,093	1,396	43,342	2,786
Not allocated to segments	—	—	—	—	45,278	—	—	—	11,324

Total	$65,648	$4,550,607	$628,161	$834,356	$169,741	$594,692	$96,874	$894,520	$116,657

Year ended December 31, 2008

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Bermuda/Dublin Insurance	$(4,664)	$1,073,754	$200,901	$181,955	$18,437	$142,150	$(2,810)	$191,270	$21,101
Bermuda/Dublin Reinsurance	35,674	1,472,428	215,626	341,791	36,069	218,749	51,328	327,088	28,548
U.S. Specialty	1,424	118,058	104,436	43,798	7,235	30,376	3,039	75,643	27,235
Max at Lloyd’s	9,566	273,931	53,171	4,314	542	2,470	981	4,550	2,143
Life and Annuity Reinsurance	9,337	1,366,976	—	241,652	40,058	301,526	(159)	241,652	2,917
Not allocated to segments	—	—	—	—	79,283	—	—	—	55,388

Total	$51,337	$4,305,147	$574,134	$813,510	$181,624	$695,271	$52,379	$840,203	$137,332

Year ended December 31, 2007

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expenses
Bermuda/Dublin Insurance	$(4,082)	$866,782	$184,189	$199,553	$16,160	$153,816	$(1,162)	$180,939	$19,348
Bermuda/Dublin Reinsurance	41,043	1,441,993	224,137	312,947	41,025	173,317	60,910	300,591	28,394
U.S. Specialty	(381)	25,102	31,255	3,978	5,974	3,261	376	13,633	17,430
Life and Annuity Reinsurance	7,607	1,203,509	—	301,427	33,936	345,602	1,236	301,427	2,813
Not allocated to segments	—	—	—	—	91,111	—	—	—	38,729

Total	$44,187	$3,537,386	$439,581	$817,905	$188,206	$675,996	$61,360	$796,590	$106,714

See accompanying report of independent registered public accounting firm

SCHEDULE IV

MAX CAPITAL GROUP LTD.

Reinsurance

December 31, 2009, 2008 and 2007

(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2009	$759,567	$480,481	$615,434	$894,520	69%
Year ended December 31, 2008	$592,565	$414,047	$661,685	$840,203	79%
Year ended December 31, 2007	$431,169	$281,696	$647,117	$796,590	81%

See accompanying report of independent registered public accounting firm