Form 10-K/A
period 2009-12-31
MAX CAPITAL GROUP LTD.
filed 2010-03-12
CIK 1141719

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

The number of shares of the registrant’s common shares outstanding as of January 31, 2010 was 55,707,205.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Max Capital Group Ltd. (“Max Capital” or the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010 (the “Original Form 10-K”).

This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the Registrant does not intend on filing a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Additionally, the shares outstanding as of January 31, 2010 appearing on the cover page to the Original Form 10-K did not account for shares that had been repurchased and cancelled under the Registrant’s previously disclosed share repurchase program. The revised shares outstanding number reported in this Amendment No. 1 incorporates those repurchases.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after February 16, 2010, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

RECENT DEVELOPMENTS

Max Capital announced on March 3, 2010 that it had entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Harbor Point Limited (“Harbor Point”) and Alterra Holdings Limited, a direct wholly owned subsidiary of Max Capital (“Amalgamation Sub”), pursuant to which, subject to the terms and conditions set forth therein, Harbor Point will amalgamate with Amalgamation Sub (the “Amalgamation”), with the resulting amalgamated company becoming a wholly owned subsidiary of Max Capital. Immediately following the effective time of the Amalgamation, Max will change its name to “Alterra Capital Holdings Limited.” In connection with the Amalgamation, certain subsidiaries of Harbor Point and Max will be renamed to incorporate the “Alterra” name.

Pursuant to the Amalgamation Agreement, upon the closing of the Amalgamation, each issued and outstanding Harbor Point common share, including grants of restricted Harbor Point common shares (other than any Harbor Point common shares with respect to which appraisal rights have been duly exercised under Bermuda law), will automatically be converted into the right to receive 3.7769 common shares of Max Capital.

The Amalgamation is expected to close in the second quarter of 2010, subject to customary closing conditions, including shareholder approvals and receipt of certain insurance and other regulatory approvals. Following the merger, Harbor Point shareholders will own approximately 52% of the combined company on a fully diluted basis, with Max shareholders owning approximately 48%.

Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment No. 1 to the “Company”, “we”, “us”, “our” and similar expressions are references to Max Capital Group Ltd. and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment No. 1 to entity names are as set forth in the following table:

Reference	Entity’s legal name
The Company	Max Capital Group Ltd. and its consolidated subsidiaries
Max America	Max America Insurance Company
Max at Lloyd’s	Max at Lloyd’s Ltd.
Max Bermuda	Max Bermuda Ltd.
Max California	Max California Insurance Services Ltd.
Max Denmark	Max Denmark ApS
Max Diversified	Max Diversified Strategies Ltd.
Max Europe	Collectively: Max Europe Holdings Limited, Max Re Europe Limited and Max Insurance Europe Limited
Max Europe Holdings	Max Europe Holdings Limited
Max Insurance Europe	Max Insurance Europe Limited
Max Managers	Max Managers Ltd.
Max Managers USA	Max Managers USA Ltd.
Max Re Europe	Max Re Europe Limited
Max Singapore	Max Singapore Insurance Managers Pte. Ltd. f/k/a Danre 1400 Singapore Pte. Ltd
Max Specialty	Max Specialty Insurance Company
Max Specialty Services	Max Specialty Insurance Services Ltd.
Max UK	Max UK Holdings Ltd.
Max UK Underwriting	Max UK Underwriting Services Ltd.
Max USA	Max USA Holdings Ltd.
MCC2L	Max Corporate Capital 2 Ltd.
MCC3L	Max Corporate Capital 3 Ltd.
MCC4L	Max Corporate Capital 4 Ltd.
MCC5L	Max Corporate Capital 5 Ltd.
MCC6L	Max Corporate Capital 6 Ltd.
Max Corporate Capital Vehicles	Collectively: MCC2L, MCC3L, MCC4L, MCC5L and MCC6L
MCS BDA	Max Capital Services BDA Ltd.
MCS Ireland	Max Capital Services Limited
MCS USA	Max Capital Services USA LLC
MCS UK	Max Capital Services UK Ltd.
Max Brazil	Max Brasil Serviços Técnicos Limitada
Danish Re	Danish Re (UK) Group Limited

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is biographical information, as of February 26, 2010, concerning each of our directors and each of our executive officers who is not a director.

Directors

The current Class 1 directors, whose terms expire in 2010, are Messrs. W. Marston Becker, Gordon F. Cheesbrough, K. Bruce Connell and Mario P. Torsiello.

W. Marston Becker, 57, has been the Chairman and Chief Executive Officer of Max Capital since October 2006 and a director of Max Capital since April 2004. Mr. Becker’s other positions with the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
Max Bermuda	Director since April 2004; Chairman since October 2006; CEO from October 2006 through June 2007

Max USA	Director since November 2006; President, CEO and Chairman since April 2007

Max Europe	Director since March 2007

Max Diversified	Director since March 2007; President and Chairman since November 2008

Max Managers	Director since March 2007; President since November 2008

Max UK	Director since November 2008

Max at Lloyd’s	Director since November 2008

Max Singapore	Director since November 2008

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

Since becoming our Chief Executive Officer in 2006, following a two-year term as an independent director, Mr. Becker has directed the Company’s acquisition, integration and development of several platforms. His many years of experience in the industry combined with his intimate knowledge of all aspects our Company’s business and history makes him well suited to serve as our Chairman and Chief Executive Officer.

Gordon F. Cheesbrough, 57, has served as a director of Max Capital since May 2007. Mr. Cheesbrough is the managing partner of Blair Franklin Capital Partners, Inc., an independent financial advisory firm that he co-founded in 2003. Mr. Cheesbrough also serves as Chairman of the Board of Governors of North York General Hospital. From 1998 to 2002, Mr. Cheesbrough was President and Chief Executive Officer of Altamira Investment Services Inc. and served on the board of directors of the Canadian Tire Corporation from 1998 through 2007. From 1974 to 1998, Mr. Cheesbrough held several positions with McLeod Young Weir and its successors, Scotia McLeod and Scotia Capital Markets, including Chairman and Chief Executive Officer from 1993 to 1998.

As founder and managing partner of Blair Franklin Capital Partners, along with his experience at Altamira Investments, Mr. Cheesbrough is an experienced financial leader with the skills and talents necessary to lead our Finance and Investment Committee. His experience in the capital markets and prior board experience makes him a valuable asset to our board of directors.

K. Bruce Connell, 57, has served as a director of Max Capital since February 2007 and a director of Max Europe since October 2009. Mr. Connell retired in 2002 after spending 12 years with XL. During his tenure with XL, Mr. Connell served as Executive Vice President and Group Underwriting Officer of XL Capital Ltd., Chief Executive Officer of XL Financial Products and Services Ltd., Executive Vice President and Chief Underwriting Officer of XL Re Ltd. (Bermuda) and Chief Underwriting Officer of XL Europe Ltd. Prior to his tenure at XL Capital, and beginning in 1974, Mr. Connell served in various underwriting positions at Royal Assurance Zurich, General Re Corporation and Trenwick Group, Ltd. Mr. Connell holds a B.A. from the University of South Florida and an MBA (Finance) from Georgia State University.

Mr. Connell is an experienced insurance and reinsurance executive with over 30 years in the industry. During this time, he has held positions ranging from underwriter to Chief Executive Officer. The depth and breadth of his exposure to complex and innovative industry issues makes him a skilled advisor and a valued contributor to our board of directors.

Mario P. Torsiello, 54, has served as a director of Max Capital since March 2000 and was a director of Max Bermuda from March 2000 to May 2007. Since November 2001, Mr. Torsiello has been President and Chief Executive Officer of Torsiello Capital Advisors Inc. and Torsiello Securities, Inc. (and their predecessor companies), advisory and investment banking firms specializing in insurance, asset management and other financial services. From September 2000 to November 2001, Mr. Torsiello served as Managing Director and Head of North American Insurance Practice of Dresdner Kleinwort Wasserstein, Inc. (formerly known as Wasserstein Perella & Co. Inc.). From December 1999 to September 2000, Mr. Torsiello served as President and a director of INDC Group Inc., a California-based insurance company formed to offer a broad line of consumer orientated insurance products through the Internet. From 1987 to 1999, Mr. Torsiello was an investment banker at Salomon Smith Barney Inc., having served as Managing Director from 1995 and Co-Head of the Insurance Group from 1997 to 1999. Mr. Torsiello also served as a member of the firm’s Capital Commitments Committee from 1995 to 1999. Prior to joining Salomon Smith Barney, Mr. Torsiello was a Senior Manager in KPMG’s New York insurance accounting and audit services unit. Mr. Torsiello is a member of the Board of Advisors of the Fordham College of Business Administration, a member of the Executive Committee of the President’s Council of Fordham University and a member of the Board of Trustees of the New York School for the Deaf. Mr. Torsiello is a registered securities principal with Financial Industry Regulatory Authority and the SEC, and is licensed as a certified public accountant in the State of New York.

As a seasoned financial leader with extensive investment banking experience in the insurance industry and an accounting background, Mr. Torsiello adds significant value to the operations of our board of directors and is well suited to his role as a director and Chairman of our Audit and Risk Management Committee.

The current Class 2 directors, whose terms expire in 2011, are Messrs. Willis T. King, Jr., James H. MacNaughton, Peter A. Minton and Steven M. Skala.

Willis T. King, Jr., 65, has served as a director of Max Capital since September 1999 and was a director of Max Bermuda from September 1999 until May 2007. In August 2008, Mr. King was appointed Chairman of the Board of ACA Financial Guaranty Corporation, a monoline bond insurance company. Mr. King has been Chairman of First Protective Insurance Company since March 1998, Chairman of Fidelity Fire and Casualty Insurance Company since 2005 and a director of BCS Financial Corporation since 1998. From June 1999 to November 2001, Mr. King was Chairman of the Board and Chief Executive Officer of Highlands Insurance Group. From 1997 to June 1999, Mr. King was a Vice Chairman of Guy Carpenter & Co. From 1984 to 1997, Mr. King held various positions at Willcox, Inc., including Chairman and Chief Executive Officer. From 1987 to 1997, Mr. King was a director of Johnson & Higgins, which was subsequently merged into Marsh & McLennan.

Having served as the Chairman of several insurance entities, Mr. King brings a solid background and familiarity with the insurance industry to our board of directors. The managerial experience gained in these roles makes him well suited to his role as Chairman of the Compensation Committee. Mr. King brings pragmatic insight to the development of effective compensation models, succession planning and long term company leadership.

James H. MacNaughton, 59, has served as a director of Max Capital since May 2008 and a director of Max Specialty since August 2009. Mr. MacNaughton retired from Rothschild Inc. in March 2008 where he was a Senior Advisor. He was a Managing Director and Global Partner of Rothschild from 2001 to 2007. From 1979 through 2000, he was at Salomon Brothers Inc. where he held a variety of positions including, for most of that time, Managing Director in Investment Banking. Mr. MacNaughton began his business career in 1973 at Republic National Bank of Dallas as Vice President and Commercial Lending Officer. He has served as a member of the Deutsche Asset Management (Deutsche Bank) International Insurance Advisory Council since 2006 and a director of Primus Guaranty, Ltd. since July 2008. Mr. MacNaughton was admitted as a certified public accountant (Texas 1977) and is a member of the International Insurance Society and the Board of Public Television Channel WLIW 21 serving New York City and Long Island, New York.

With over three decades of experience at many of the leading financial services firms in the United States, Mr. MacNaughton’s contribution to our board of directors has been immediate and valuable. He brings a wealth of knowledge from and provides critical insights into the financial markets, positioning him well to serve as a member of our board of directors and a key member of our Finance and Investment Committee.

Peter A. Minton, 51, has served as a director of Max Capital since July 2004 and as Executive Vice President and Chief Operating Officer since October 2006. Mr. Minton’s other positions with the Company are shown in the following chart.

Max Entity	Position(s) and Periods Held
Max Capital	Senior Vice President and Chief Risk Officer from April 2000 through February 2001; Executive Vice President and Chief Risk Officer from February 2001 through August 2008

Max Bermuda	Director since July 2004

Max Diversified	Director since October 2001; Vice President since November 2006

Max Europe	Director since October 2006

Max Managers	Director since September 2006; Senior Vice President since November 2006

Max USA	Director, Executive Vice President and Treasurer since December 2006

Max Specialty	Director since April 2007

Max California	Director since April 2007

Max Specialty Services	Director since May 2007

Max America	Director since June 2008

Max Managers USA	Director since September 2007

MCS Ireland	Director and President since December 2007

MCS BDA	Director and President since December 2007

MCS USA	Director and President since December 2007

Max America	Director since June 2008

Max UK	Director since November 2008

Max at Lloyd’s	Director since November 2008

Max UK Underwriting	Director since November 2008

Max Corporate Capital Vehicles	Director since November 2008

Max at Lloyd’s	Director since November 2008

Max Singapore	Director since November 2008

Danish Re	Director since November 2008

MCS UK	Director and President since March 2009

Mr. Minton has been a director of Grand Central Re Limited, which we refer to as Grand Central Re, since 2006. From 1999 to 2000, Mr. Minton was Managing Director and Head of Fixed Income Research for Scudder Kemper Investments. From 1996 to 1999, Mr. Minton was a Senior Vice President of Investments at General Reinsurance Company. From 1991 to 1996, Mr. Minton held the position of Principal and Head of Fixed Income Strategy at Morgan Stanley & Co. Incorporated. From 1984 to 1991, Mr. Minton was Vice President and Portfolio Manager at CMB Investment Counselors. Prior to joining CMB Investment Counselors, Mr. Minton was a tax planner in the Tax Department of Ernst & Whinney between 1981 and 1984.

As our Chief Operating Officer, Mr. Minton brings an extensive knowledge of the Company to board discussions. His demonstrated leadership capability and extensive knowledge of operational issues facing large financial organizations positions him well to serve on our board of directors.

Steven M. Skala AO, 54, has served as a director of Max Capital since May 2000 and was a director of Max Bermuda from May 2000 to May 2007. Mr. Skala is Vice Chairman, Australia and New Zealand, of Deutsche Bank, AG, a position he has held since September 2004. Mr. Skala was a solicitor and a partner of

Arnold Bloch Leibler, Melbourne, Australia from 1985 to 2004, and was a solicitor and partner of Morris Fletcher & Cross, Brisbane, Australia from 1982 to 1985. Mr. Skala is a non-executive director and Chairman of Hexima Limited and serves as a non-executive director of Deutsche Australia Limited, Wilson HTM Investment Group Limited, the Australian Broadcasting Corporation and the Centre for Independent Studies. He is the immediate past Chairman of Film Australia Limited (which merged to form Screen Australia Limited in July 2008) and the Australian Centre for Contemporary Art and is a former director of the Australian Ballet. He is a member of the International Council of the Museum of Modern Art (New York), The Global Foundation and the Advisory Council of the Australian Innovation Research Centre, and is Vice President of The Walter & Eliza Hall Institute for Medical Research. In January 2010, Mr. Skala was appointed an Officer of the Order of Australia for his service to the arts, education, business and commerce. This is Australia’s second highest civilian award.

With his legal background and current position as Vice Chairman of one of the world’s largest banks, Mr. Skala provides an experienced voice on complex issues facing global companies today.

The current Class 3 directors, whose terms expire in 2012, are Messrs. Zack H. Bacon III, William Kronenberg III and James L. Zech.

William Kronenberg III, 57, has served as a director of Max Capital since September 2006 and a director of Max Specialty since August 2009. Since 2002, Mr. Kronenberg has been a principal of Marsh Creek Corporate Services, a professional services company. From 2004 until its acquisition by the Glatfelter Insurance Group in 2008, Mr. Kronenberg was the Chief Executive Officer and principal owner of Professional Underwriters, a program administrator specializing in insurance for the public entity market segment. From 1999 to 2002, Mr. Kronenberg was Chief Executive Officer of XL Environmental, Inc. (formerly ECS), an XL Capital Ltd. (NYSE: XL) company, or XL, which provides global insurance, reinsurance and financial risk services, and a director of XL America, Inc. From 1985 until its acquisition in 1999 by XL Capital, Mr. Kronenberg was owner, Chief Executive Officer and President of ECS, Inc., a company specializing in integrated environmental risk management solutions. Mr. Kronenberg also established ECS International, a London-based subsidiary and first environmental insurance underwriter in Europe. From 1975 to 1985, Mr. Kronenberg held several casualty-oriented underwriting positions with American International Group, concluding as the officer in charge of American International Group’s program unit. Mr. Kronenberg also serves on the board of directors of each of the John Lazarich Foundation and the Stroud Water Research Center, both non-profit organizations. Mr. Kronenberg holds the designations of Certified Property and Casualty Underwriter (CPCU) and Certified Insurance Counselor (CIC).

Mr. Kronenberg has been a senior executive at several insurance entities, through which he has gained extensive knowledge of broad areas of this business. This industry experience coupled with his keen business knowledge positions him well to serve on our board of directors.

James L. Zech, 52, has served as a director of Max Capital since December 1999 and was a director of Max Bermuda from December 1999 to May 2007. He has been the President of High Ridge Capital, L.L.C. since its formation in 1995. In January 2009, Mr. Zech was appointed President and Chief Executive Officer of Kinloch Holdings, Inc., a privately held brokerage holding company. From 2005 through 2009, Mr. Zech was a partner in Northaven Management, Inc., a private investment firm focused on the financial services industry and from 1992 to 1995, he was an investment banker at S.G. Warburg & Co., Inc., where he was responsible for forming the U.S. Insurance Group as part of Warburg’s worldwide financial institutions practice. From 1988 to 1992, Mr. Zech was a member of the Insurance Investment Banking Group of Donaldson, Lufkin & Jenrette Securities Corporation.

Mr. Zech brings a wealth of management and financial experience to our board of directors. As one of our longest serving board members, his knowledge of our Company’s history and standing in the investment community position him well to serve on our board of directors.

Executive Officers Who Are Not Directors

Sarene A. Bourdages, 39, has served as Executive Vice President and General Counsel of Max Capital since February 2007. Ms. Bourdages’ other positions with the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
Max Capital

Company Secretary since February 2007; Senior Vice President and General Counsel from January 2006 through February 2007;

Senior Vice President and Counsel from January 2005 through January 2006;

Vice President and Counsel from November 2002 through January 2005

Max Bermuda	Company Secretary since February 2007; Vice President and Counsel from November 2002 through February 2007

Max USA	Company Secretary since November 2006

Max Managers	Company Secretary since March 2007

Max Diversified	Company Secretary since March 2007

MCS BDA	Company Secretary since December 2007

MCS USA	Company Secretary since December 2007

Max UK	Company Secretary since November 2008

From 1999 to 2002, Ms. Bourdages was an associate at Akin Gump Strauss Hauer & Feld LLP in New York. From 1996 to 1999, she worked in international tax consulting at KPMG LLP. She is a member of the New York Bar.

Angelo M. Guagliano, 56, has been Chief Executive Officer and a director of Max Bermuda since June 2007. Mr. Guagliano’s other positions with the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
Max Bermuda	Managing Director and Chief Underwriting Officer from January 2003 through March 2005; President of Insurance Division and Chief Underwriting Officer from March 2005 though June 2007

Max Europe	Director since June 2007

Max Managers	Director since December 2009

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

Adam J. Mullan, 44, serves as Chief Executive Officer of Max at Lloyd’s, a position he has held since October 2009. Mr. Mullan’s other positions with the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
MEHL	Director since June 2003

MREL	Director since June 2001 Executive Vice President and Managing Director from May 2000 through January 2006 and July 2008 through October 2009

MIEL	Director since June 2003

Max Bermuda	Executive Vice President and Chief Underwriting Officer from February 2006 through October 2009

Max at Lloyd’s	Director since November 2008

Max Singapore	Director since January 2009

Max UK	Director since November 2008

MCS UK	Director since November 2008

Max Corporate Capital Vehicles	Director since November 2008

Max Denmark	Director since November 2008

Max UK Underwriting	Director since December 2008

MCS UK	Director since October 2009

Danish Re	Director since November 2008

From 1997 to 2000, Mr. Mullan was Director/Underwriting Manager of ACE European Markets Insurance Limited and ACE European Reinsurance Limited. Between 1992 and 1997, he served as Vice President of Marsh & McLennan Inc., and from 1987 to 1992 he was an Associate Director at Carpenter Bowring (London).

David J. Kalainoff, 55, joined Max Bermuda in May 2003 and has served as President of Reinsurance Operations since November 2009. Mr. Kalainoff’s other positions with the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
Max Bermuda

Executive Vice President and Chief Underwriting Officer from May 2003 through July 2008 (Traditional and Casualty Reinsurance);

Executive Vice President, Managing Director and Chief Underwriting Officer from July 2008 through November 2009 (Casualty Reinsurance)

Mr. Kalainoff has 30 years of casualty underwriting experience, most recently with Transatlantic Reinsurance Company in New York, where he served as Senior Vice President of Specialty Casualty. Prior to joining Transatlantic in 1996, he held management positions at Fireman’s Fund Insurance Company and Continental Insurance Company.

Matthew Petzold, 57, joined the Company in November 2008 and serves as Underwriting Director of Max at Lloyd’s. Mr. Petzold also serves as a director of Max at Lloyd’s, Max UK Underwriting, Max Denmark, Danish Re and Max Singapore. Mr. Petzold has served as Active Underwriter with Lloyd’s Syndicate 1400 since its formation in 1999 and as Underwriting Director at Danish Re from July 1999 through April 2005. From 2006 until its acquisition by Max in 2008, he was Underwriting Director at Imagine Syndicate Management Limited. Prior to entering Lloyd’s, Mr. Petzold served as an underwriter with Copenhagen Re UK from 1975 to January 1999. Mr. Petzold is an Associate of the Chartered Insurance Institute and has a degree in Computing Science from the University of Essex.

Joseph W. Roberts, 39, has been Executive Vice President and Chief Financial Officer of Max Capital since April 2007. Mr. Roberts’ other positions with the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
Max Capital	Senior Vice President and Controller from February 2004 through April 2007; Vice President and Controller from May 2002 through February 2004

Max Bermuda	Vice President since November 2008; Senior Vice President and Controller from February 2004 through April 2007; Vice President and Controller from May 2002 through February 2004

Max Europe	Director since June 2007

Max at Lloyd’s	Director since November 2008

MCS BDA	Director since December 2009

Mr. Roberts was appointed President of Grand Central Re in April 2007. Prior to joining Max Capital, Mr. Roberts was a Vice President for Overseas Partners Re Ltd. From 1994 to 2001, Mr. Roberts worked with KPMG, most recently as a senior manager, where he specialized in providing assurance-based services to the financial services sector. From 1987 to 1994, Mr. Roberts worked in public accounting in London, primarily with Moore Stephens. He holds a Fellowship at the Institute of Chartered Accountants in England and Wales.

Susan Spivak Bernstein, 43, joined MCS USA in January 2009 and serves as Senior Vice President for Investor Relations. Ms. Spivak Bernstein previously held the position of Senior Equity Research Analyst at Wachovia Securities, a company she joined in 2002. Before joining Wachovia, Ms. Spivak Bernstein was Senior Non-life Insurance Equities Research Analyst with ABN AMRO. She previously served as Vice President, Equities Research Analyst with Donaldson, Lufkin & Jenrette and as Equities Research Associate with First Boston Corporation. Ms. Spivak Bernstein has been providing Bermuda insurance market research to investors since the early 1990s and has over twenty years of experience covering property and casualty insurance and reinsurance companies working as a sell-side equity research analyst. Ms. Spivak Bernstein is a 1988 graduate of the University of Michigan. She is an officer and past President of the Association of Insurance and Financial Analysts.

Stephen J. Vaccaro, Jr., 61, has served as Chief Executive Officer and a director of Max Specialty since April 2007. Mr. Vaccaro’s other positions within the Company are shown in the following chart:

Max Entity	Position(s) and Periods Held
Max USA	Director since December 2006; Executive Vice President since May 2007; CEO from December 2006 through April 2007

Max California	Director and CEO since April 2007

Max Specialty Services	Director, CEO and President since May 2007

Max America	Director and CEO since June 2008

Max Managers USA	Director since November 2009

Prior to joining the Company, Mr. Vaccaro was President of the Specialty Underwriting Division of American Wholesale Insurance Group, where he was responsible for program operations and underwriting facilities. From 1995 to 2004, Mr. Vaccaro was President and Chief Operating Officer of the Essex Insurance Company, a subsidiary of the Markel Corporation, an international property and casualty holding company. Mr. Vaccaro started his career in 1970 in New York with Chubb and Son and has held various management positions over the years with AIG, Home Insurance Company and Industrial Indemnity Insurance.

Kevin Werle, 46, joined the Company in August 2008 as Executive Vice President and Chief Risk Officer. He has served as a director of MCS USA since November 2009. Mr. Werle was previously Vice President responsible for risk management, information technology, and quantitative research for New England Asset Management, Inc. (NEAM), a unit of Berkshire Hathaway’s General Reinsurance Corporation. Before joining the Berkshire Hathaway organization in 1998, Mr. Werle was Managing Director and Chief Operating Officer of Hartford Investment Management Company (HIMCO) and its affiliate, Hartford Investor Services, Inc. (HIS). He previously served as Vice President and Director, Investment Systems, at Hartford Financial Services Group; as a Senior Manager, Financial Services, at Andersen Consulting; and, early in his career, as a Systems Analyst/Programmer at CIGNA Investments. Mr. Werle is a Chartered Financial Analyst and received a Bachelor of Science Degree in Applied Mathematics from the University of Connecticut.

Section 16(a) Beneficial Ownership Reporting Compliance

The U.S. federal securities laws require the filing of certain reports by officers, directors and beneficial owners of more than ten percent (10%) of Max Capital’s securities with the SEC. Specific due dates have been established and we are required to disclose any failure to file by these dates. Based solely on a review of information furnished to us, we believe that during fiscal year 2009, our officers, directors and 10% shareholders satisfied all such filing requirements, with the exception of a Form 4 filed five days late for Mr. Becker in connection with the forfeiture of certain restricted shares.

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

Procedures By Which Stockholder May Nominate Directors

There have been no material changes in the procedures by which stockholders may nominate directors.

Audit and Risk Management Committee

Our ARMC is composed of Messrs. Torsiello (Chairman), Connell, Kronenberg, MacNaughton and Zech, each of whom the board of directors has determined is independent in accordance with Nasdaq Global Select Market listing standards and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. The ARMC is governed by a written charter approved by our board of directors. The primary purpose of the ARMC is to assist the board of directors in (i) overseeing the integrity of our financial statements, (ii) overseeing our system of disclosure controls and procedures, internal controls over financial reporting and compliance with ethical standards adopted by us, (iii) overseeing the independent auditor’s qualifications, independence and performance, (iv) overseeing the performance of our internal audit function and independent auditors, (v) overseeing our compliance with legal and regulatory requirements and (vi) performing such other duties as our board of directors may from time to time delegate to it. Each of Messrs. Kronenberg, Torsiello and Zech have been designated as an “audit committee financial expert” as defined in Section 407 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our 2009 compensation program for our named executive officers, including our compensation philosophy, program structure, and the reasons for our compensation decisions. For 2009, our named executive officers were determined to be our Chief Executive Office, our Chief Financial Officer and our three most highly compensated executive officers for 2009 other than our Chief Executive Officer and our Chief Financial Officer:

Named Executive Officer	Position
W. Marston Becker	Chief Executive Officer

Joseph W. Roberts	Executive Vice President and Chief Financial Officer

Peter A. Minton	Executive Vice President and Chief Operating Officer

Angelo M. Guagliano	Chief Executive Officer of Max Bermuda

Adam J. Mullan	Chief Executive Officer of Max at Lloyd’s

Compensation Philosophy and Objectives

To accomplish our primary strategic objective of increasing shareholder wealth over the long term, our Compensation Committee believes that:

•	we should hire above average talent and provide above average compensation for above average productivity and results. We strive to do more with fewer people;

•	our compensation program must be competitive to peer companies in our industry in order to ensure that we can attract, retain and motivate the key individuals necessary to lead our Company;

•	the most effective compensation program is one that rewards the achievement of both short-term and long-term goals and that aligns the interests of our executives with those of our shareholders;

•	short-term compensation should be comprised of a mix of base salary and an annual bonus opportunity that links pay with performance results; and

•	long-term compensation should be comprised of equity awards to ensure sustained alignment to shareholders’ interests.

These are the guiding principles on which we rely when developing compensation programs in support of our business strategy.

Role of Compensation Committee and Management in Compensation Decisions

Our Compensation Committee works closely with our Chief Executive Officer and other members of his leadership team in managing our compensation programs. Our Compensation Committee is generally responsible for reviewing and approving all compensation decisions with regard to our named executive officers, including:

•	establishing, implementing and monitoring adherence to our compensation philosophy and objectives;

•	approving all incentive program design and incentive goals;

•	approving all incentive plan pools;

•

reviewing all recommendations made with respect to discretionary compensation and approving all discretionary compensation decisions, including base salary, bonus targets, bonus payments and long-term incentive awards;

•	evaluating Company, operating segment and individual performance;

•	evaluating compensation levels in comparison to our peers; and

•	approving all equity compensation awards.

Our Chief Executive Officer and certain members of his leadership team (including Messrs. Minton and Roberts) have a role in supporting the Compensation Committee, including responsibility for:

•

providing information with respect to Company, operating segment, and individual performance to assist our Compensation Committee in its analysis and evaluation of the compensation of our named executive officers;

•	providing information with respect to compensation levels in comparison to our peers;

•	developing compensation program design recommendations in support of business strategy, including incentive program design and incentive goals;

•	developing recommendations for discretionary compensation decisions, including base salary, bonus targets, bonus payments and long-term incentive awards; and

•	executing Compensation Committee decisions and other administrative tasks delegated from the Compensation Committee.

Our Chief Executive Officer, together with our senior human resources officer, is responsible for making compensation recommendations to the Compensation Committee, including salary, bonus and long-term incentive recommendations for the named executive officers other than the Chief Executive Officer. Compensation discussions and recommendations most often occur at the regularly scheduled meetings of the Compensation Committee, but our Chief Executive Officer and senior human resources officer do from time to time hold discussions between meetings with the Chair of our Compensation Committee. Our Compensation Committee gives considerable weight to our Chief Executive Officer’s recommendations and will frequently approve such recommendations as submitted. However, the Compensation Committee has complete authority to make decisions other than what has been recommended, and it is ultimately responsible for all compensations decisions concerning our named executive offers, including our Chief Executive Officer.

Role of Compensation Consultants

The Compensation Committee may from time to time engage an independent compensation consultant for special projects. No such consultant was hired for 2009.

Role of Peer Company Analysis

The competitiveness of our compensation is evaluated against other Bermuda and U.S. companies with which we compete, with adjustments where appropriate to reflect our offshore locations. In 2009, we relied primarily on a database provided by Equilar, Inc., which aggregates information from proxy statements and other documents filed with the SEC to analyze compensation data (including base salary, bonus compensation and equity awards). This information assisted the Compensation Committee in analyzing the compensation received by our Chief Executive Officer and other executive officers in comparison to our peer companies (set forth below) and other similarly situated publicly traded companies. In 2009, the peer company group identified by our Compensation Committee consisted of:

2009 Peer Companies

• Allied World Assurance Company, Ltd. • Arch Capital Group Ltd. • Aspen Insurance Holdings Limited • AXIS Capital Holdings Limited • Endurance Specialty Holdings Ltd.	• Everest Re Group, Ltd. • Montpelier Re Holdings Ltd. • Platinum Underwriters Holdings, Ltd. • Transatlantic Holdings, Inc. • Validus Holdings, Ltd.

These companies were selected because of their similarities to us, in the aggregate, with respect to lines of business, organizational size and operational history. In addition, we used data from the 2008 PricewaterhouseCoopers Bermuda International Business Compensation Survey, a third party compensation survey consisting of 64 companies, including insurance, reinsurance and captive insurers based in Bermuda. We used information from this survey as a secondary reference to substantiate the findings from the Equilar database with respect to our Chief Executive Officer and other executive officers. For making its compensation decisions with regard to Messrs. Becker, Roberts, Minton and Guagliano, our Compensation Committee relied exclusively on the peer data from Equilar, Inc. With respect to Mr. Mullan, his compensation was also benchmarked against data in the Watson Wyatt Survey on Lloyd’s Syndicates, which reports compensation data from insurance and reinsurance companies participating in the Lloyd’s market. We used a subset of companies from this survey representing companies (the identity of which was not provided to us) that had a similar size and scope as our Max at Lloyd’s subsidiary.

Based on a review of these outside sources, our Compensation Committee determined that, overall, our current compensation structure was competitive and aligned with the interests of our shareholders. However, for certain executive positions, the market review indicated that the level of our compensation was not competitive, particularly with respect to base salary. This review and the action taken by the Compensation Committee as a result are described in more detail under the Base Salary section below.

Components of Compensation Program

The principal components used to compensate our named executive officers and their primary purpose are summarized in the table below:

Compensation Component	Purpose
Base Salary	Attract and retain the executive talent we need to lead our Company

Annual Bonus	Link compensation to performance results

Long-Term Incentives	Link compensation to performance results and align the long-term interests of management with those of our shareholders

Employee Benefits	Attract and retain the executive talent we need to lead our Company

In addition to the above, based on jurisdictional practices, we may provide certain of our named executive officers with an automobile allowance, reimbursement for country club dues, housing allowance, certain tax gross-ups, special equity and performance awards, and such other employee benefit plans and programs and perquisites as we may from time to time maintain for the benefit of our employees. We have also entered into employment agreements with certain of our named executive officers in order to set forth the terms and conditions of their employment and to provide certain protections to both parties in the event of a termination of employment or a change in control. These agreements provide severance and change in control benefits to our executives. While we intend to maintain our current compensation, benefit and perquisite programs for our named executive officers, our Compensation Committee may revise, amend, or add to these benefit programs at its discretion.

More information concerning each of these components is set forth below.

Compensation Component Mix: We generally look at the mix of compensation paid to our executives, including our named executive officers, from two broad vantage points:

•

Base Salary vs. Performance Bonuses: We provide cash compensation in the form of base salary to attract and retain qualified personnel. For experienced executives, including our named executive officers, we target base salary at a competitive level that is at or slightly below market median, and target performance bonus opportunities for both annual and long-term awards at above average levels for above average results. This desired mix between base pay and performance incentives is intended to create an environment in which Company success affects a significant portion of each employee’s pay, in particular for our executives, and to focus attention on achievement of key business goals.

•

Annual vs. Long-Term Bonuses: We provide compensation in the form of performance bonuses to focus attention on the achievement of key business goals and to align the interests of management with those of our shareholders. The bonuses awarded to our named executive officers are allocated between annual cash and long-term equity compensation. The allocation between cash and equity for our named executive officers is loosely targeted at an equal mix of each. Typically, however, we review this allocation mix each year as part of the bonus determination process so that we can take into account our annual performance results, market conditions, competitive market data, previously awarded equity and our long-term objective of retaining skilled executives. The final determination of the mix between annual cash and long-term equity is made by our Compensation Committee based on its judgment of what is in the best interest of our Company. For example, in 2008, our bonus pool was set at a level approximating target results, which in ordinary circumstances would have delivered an approximately equal mix of cash and equity awards. However, based on the economic crisis and the significant drop in stock price values occurring at that time, our Compensation Committee determined that the allocation to equity should be scaled back since it would have resulted in an inflated long-term incentive opportunity disproportional to the performance results achieved due to the increased number of shares that would have been awarded as a result of the depressed value of our stock. For bonuses based on 2009 performance, our Compensation Committee set an overall mix of 40% cash and 60% restricted stock. The Compensation Committee further provided that cash compensation at our most senior level positions (including certain named executive officers ) could not exceed 35%, while our Chief Executive Officer and Chief Operating Officer could not exceed 30%. Our Compensation Committee felt that this mix best aligned our senior management with the immediate interest of shareholders and viewed the future upside potential of stock to be an appropriate incentive and reward to our senior positions.

Additionally, with respect to the role of employee benefits, although we include benefits as part of our total compensation program and consider them an important element in the competitiveness of our compensation, we do not set a target for the relationship between the total value of our benefit plans relative to total compensation. We determine the level and types of benefits based on a separate review of general industry practice for broad-based employee benefits and generally strive to provide, for each jurisdiction in which we do business, a competitive level of overall benefits approximating median value in the aggregate. Currently, our employee benefits include group health insurance, dental insurance, life insurance, disability coverage, visions benefits, employee assistance plans and defined contribution retirement savings plans.

Base Salary. We use base salary to recognize the experience, skills, knowledge, roles and responsibilities of our employees and executive officers. When establishing the 2009 base salaries of our named executive officers, our Compensation Committee considered the following factors:

•	competitive market data;

•	the scope of the individual’s position and responsibilities;

•	individual experience and qualifications;

•	our ability to replace the individual based on the limited number of qualified candidates available in or willing to relocate to Bermuda (if applicable); and

•

elimination of Company match contributions from our Excess Benefit Plan for participants subject to U.S. taxation, in connection with tax law changes under Section 457A of the Internal Revenue Code of 1986, and the Final Treasury Regulations promulgated thereunder, which we refer to as the Code.

Base salaries of our named executive officers, along with other components of total compensation, are reviewed by our Compensation Committee at least annually. We expect the base salaries of our named executive officers to increase when the insurance and reinsurance market increases or when a named executive officer assumes a larger role.

In 2009, the Compensation Committee reviewed the salaries of our named executive officers in February and August. The initial evaluation in February was part of our annual compensation review cycle, from which the Compensation Committee evaluated and discussed the compensation of our leadership team, including our named executive officers, relative to our peer companies (as listed above under “Role of Peer Company Analysis”). As part of this exercise, the Compensation Committee also reviewed a recommendation from management to eliminate on a going-forward basis the annual Company paid benefits under our Excess Benefit Plan for participants that are subject to U.S. taxation, including three of our named executive officers, in connection with new tax rules established under Section 457A of the Code, and to provide a corresponding increase in salary to make these participants whole.

Based on the peer company review and management’s recommendation concerning the Excess Benefit Plan, the Compensation Committee approved salary increases for each of our named executive officers as set forth in the table below. The leading factor in determining the salary increase amount, excluding the portion attributable to the elimination of certain benefits under our Excess Benefit Plan, was the gap between current salary levels and peer company practice. Specifically, the salary levels for Messrs. Becker, Minton and Roberts were in the lowest quartile relative to peer companies as reflected in the Equilar, Inc. database. It was the Compensation Committee’s opinion that, due to the growth and increased complexity of our business model in recent years, base salary for our executives, in particular those responsible for enterprise-wide functions, should be increased to levels closer to the median salary represented by the peer company analysis. To this end, the Compensation Committee approved salary increases in February as an incremental step towards this goal, with the expectation that additional increases would be considered upon an updated review of peer market practice (and recognizing that the current review reflected market practice for 2007 since most companies had not yet filed their 2009 proxy reports outlining 2008 compensation information).

In August of 2009, we updated our peer company compensation review using updated compensation data from Equilar, Inc. that reflected 2009 proxy filings. Here again, the salary levels for Messrs. Becker, Minton and Roberts were significantly below median levels relative to peer companies as reflected in the Equilar, Inc. database. Following its review, and in keeping with its goal to close the gap incrementally between existing salary levels and peer company practice, the Compensation Committee approved additional salary increases for these three named executive officers that became effective on August 1, 2009. The table below summarizes all of the 2009 salary changes for our named executive officers:

		2009 Salary Increases
Named Executive Officer	Salary at End of 2008	Increase Effective January 1, 2009	Section 457A Increase Effective January 1, 2009	Increase Effective August 1, 2009		Salary at End of 2009		% Change from 2008
W. Marston Becker	750,000	100,000	65,800	150,000		1,065,800		42.1%

Joseph W. Roberts	375,000	15,000	0	60,000		450,000		20.0%

Peter A. Minton	525,000	25,000	43,300	75,000		668,300		27.3%

Angelo M. Guagliano	500,000	10,000	40,800	0		550,800		10.2%

Adam J. Mullan	353,000	22,000	0	117,510	(1)(2)	492,510	(1)	39.5%

(1)	Converted from pound sterling to approximate U.S. dollar equivalent for illustrative purposes.
(2)	Increase for Mr. Mullan was effective November 2009 in connection with his promotion.

Annual Bonus and Long-Term Incentives. Subject to any guidelines provided in employment agreements, each named executive officer’s annual cash bonus and long-term incentive award is discretionary and is determined each year by our Compensation Committee taking into account the following components: Company performance, operating segment performance, individual performance and Company performance compared to peer companies.

For administrative purposes, and to simplify the method by which we link compensation levels to performance results, we treat the annual cash bonus and long-term incentive awards as a single, combined incentive opportunity. As referenced above, on an annual basis, a target “bonus” opportunity, expressed as a percentage of base salary, is established for each executive, which includes both (i) the portion that is paid in the form of a cash bonus and (ii) the portion that is paid in the form of long-term equity awards. The process by which we determine the amount of the combined award is discussed in the following narrative. In this context, the reference to “bonus” or “bonus pool” represents the combined pool available for both the annual bonus and long-term incentive awards. The process by which we determine the allocation of the pool between annual cash bonuses and long-term incentives is discussed below under Allocation Between Annual Cash and Long-Term Equity.

Company Performance Metrics and Weights: Our overall bonus pool for annual bonuses and long-term incentive awards is determined in part based on a matrix of performance measures that include absolute financial performance, performance in relation to our peer companies, and performance with respect to certain strategic objectives. In addition to these determinants, the Compensation Committee applies its business judgment taking into account the current macro-economic environment, industry-specific trends and any extraordinary events we faced during the year. For 2009, the performance measures and corresponding weight assigned to each were as follows:

Performance Metric	Description	Rationale	Weight
			Absolute Measure	Relative to Peers	Overall
Operating Return on Equity (Operating ROE)	After tax operating income divided by average shareholders’ equity.	Significant barometer of our overall financial performance. It measures the return we produce on shareholder investment and the efficiency of capital deployment.	25%	25%	50%

Combined Ratio	Ratio of losses and expenses against net premiums earned.	Key measure of our underwriting performance and a common benchmark for comparing performance to peer companies.	10%	10%	20%

Expense Ratio	Ratio of expenses to net premiums earned.	Provides a measure of the efficiency of our operations.	5%	5%	10%

Strategic Objectives	A series of corporate goals designed to increase shareholder value over time.	Measures progress towards important corporate initiatives that, over time, are intended to improve the superiority of our services, reputation and financial results.	15%	—	15%

Stock Price	Annual change in share price relative to a group of peer companies.	Measures the benefit to shareholders of holding our shares relative to that of peer companies.	—	5%	5%

Total			55%	45%	100%

Absolute Performance Measures: For the absolute performance measures that are based on a financial metric (Operating ROE, Combined Ratio and Expense Ratio, as defined above), we assess performance against pre-determined objectives. For Strategic Objectives, we assess performance against pre-determined objectives in addition to performance with respect to opportunities and unplanned business initiatives that present themselves throughout the year:

•

The financial metrics for Operating ROE, Combined Ratio, and Expense Ratio are measured relative to budgeted performance. We use budgeted performance expectations to create a range of potential performance outcomes that deliver corresponding levels of bonus pool funding (see table below).

Performance Level	2009 Budgeted Financial Metrics and Results
	Operating ROE	Combined Ratio	Expense Ratio
Maximum Performance[1]	22%	81.0%	30.5%
Target Performance	14%	91.0%	31.9%
Threshold Performance[2]	3%	107.0%	34.3%
2009 Estimated Result[3]	13.5%	90.5%	31.3%

[1]	Performance results above “Maximum” will not increase bonus pool funding
[2]	Performance results must be at “Threshold” levels or higher to contribute funding to the bonus pool
[3]

Reflects final results used for purposes of the bonus plan. Since bonus pool decisions are made prior to the finalization of year-end results, these results include estimates. We use the most current information we have at the time bonus decisions are made to determine estimated results.

•

For Strategic Objectives, we measure our progress against the goals established at the beginning of the year as well as our performance with respect to opportunities that presented themselves throughout the year. We do not evaluate Strategic Objective results using any specific formula and, due to the complexity and long-term nature inherent in many of these goals, we do not assign any particular weight to any Strategic Objective. Assessing performance results for these goals is a subjective exercise conducted by the Compensation Committee. For 2009, our Strategic Objectives and results were:

2009 Strategic Objectives	2009 Progress

Increase long term shareholder wealth.

We view measures of shareholder wealth to include items such as growth in book value per share and stock price. These objectives may be achieved through organic profitability, expanding our footprint either geographically or through additional platforms, merger and acquisition and capital markets activity and/or private equity infusions.

• Book value per share increased 22.1% over December 31, 2008 • Stock price increased 26.0% over December 31, 2008 • Established a new reinsurance operation in Latin America

Maintain financial strength ratings.

•     Maintained our financial strength/insurance ratings from A.M. Best Company, Moody’s, and Fitch Ratings

•     Received financial strength rating from Standard & Poor’s for the first time in 2009 (A- with stable outlook)

Increase brand recognition across our broker and client bases.

•     Continued active branding campaign, including by way of trade press advertising, corporate hospitality events in all major operating locations, distribution of marketing materials, corporate website, corporate gift program, and participation of senior personnel in trade conferences

•     Also continued involvement in trade articles, surveys, and editorial coverage.

Relative Performance Measures: For the relative performance measures (Operating ROE, Combined Ratio, Expense Ratio, and Stock Price), we assess performance on a percentile rank basis relative to our peer companies as noted above under “Role of Peer Company Analysis.” For each peer company and for each measure, we determine or estimate results from publicly available sources and then calculate the percentile into which our results fall. This is a formulaic exercise, with the only discretion or subjective element being the estimation of certain peer results if final results cannot be determined in time for our Compensation Committee’s review.

For 2009, our performance relative to our peers was as follows:

Performance Level	Performance Results
	Operating ROE	Combined Ratio	Expense Ratio	Stock Price
2009 Percentile Rank Among Peers[1]	50th	30th	30th	90th

[1]

Reflects final results used for purposes of the bonus plan. Since bonus pool decisions are made prior to the finalization of year-end results, these results include estimates. We use the most current information we have at the time bonus decisions are made to determine estimated results.

Determining Final Bonus Pool Results: For each performance measure, we denominate performance results on a scale of one (1) to ten (10), with “one” representing the minimum performance level required to create threshold bonus pool funding and “ten” representing the performance required to create maximum bonus pool funding. Results below threshold are assigned a score of “zero” and do not contribute to bonus pool funding. For the absolute performance measures that are based on a financial metric, we establish performance goals across this ten point scale based on the threshold, target, and maximum goals determined during the budgeting process. Strategic Objectives, on the other hand, are assigned ranking on the ten point scale based on the subjective determination of the Compensation Committee. Our 2009 absolute performance result rankings were as follows:

Performance Rank (ten point scale)	Absolute Performance Measures (total weight = 55%)
	Operating ROE Score (25% Weight)	Combined Ratio Score (10% Weight)	Expense Ratio Score (5% Weight)	Strategic Objectives Score (15% Weight)
Maximum	10	10	10	10
Target	6	6	6	6
Threshold	1	1	1	1
2009 Actual Results (55% weight)	5.5	6.5	8.5	10

For the relative performance measures, the ten-point scale correlates to our percentile rank relative to our peer group. For example, a rank of 50th percentile would result in a rating of 5.0 on this scale. Our 2009 relative performance result rankings were as follows:

Performance Rank (ten point scale)	Relative Performance Measures (total weight = 45%)
	Operating ROE Score (25% Weight)	Combined Ratio Score (10% Weight)	Expense Ratio Score (5% Weight)	Stock Price Score (5% Weight)
Maximum	10	10	10	10
Target	6	6	6	6
Threshold	1	1	1	1
2009 Actual Results (45% weight)	5	3	3	9

The final performance result on the ten-point scale is simply the weighted average of the absolute and relative performance component results. For 2009, our total score on the ten-point scale was 6.1. Our incentive pool for annual bonuses and long-term incentive awards is determined through the aggregation of target bonuses for all of the employees eligible to receive an incentive award, including our named executive officers, multiplied by the performance result percentage of target. Target incentive bonus, which includes both the annual and long-term incentive award opportunity, is reflected as a percentage of base salary and can range from 10 to 300% of base salary. The aggregation of these amounts establishes an initial bonus pool. At this juncture, our Compensation Committee employs its business judgment taking into account both positive and negative extraordinary items as well as its evaluation of competitive pressures we are facing. Based on this process, the final bonus pool for 2009 was $48 million, with $19.2 million for cash bonuses and $28.8 million for shares of restricted stock valued based on the closing share price on the grant date of March 1, 2010, approximately a mix of 40% cash and 60% restricted stock.

Allocation of Bonus Pool to Operating Segments and Corporate: After the overall bonus pool has been determined, it is allocated amongst our operating segments based on their contribution to our overall results, creating sub-pools for our operating segments and corporate departments. The process of allocating the pool to the operating segments and to corporate departments is a subjective exercise conducted by our Chief Executive Officer and certain members of his leadership team. Factors considered for determining sub pools primarily relate to the assessment of the relative contributions of each operating segment and to our overall results.

For 2009, we began the process of allocating the available pool for bonuses to our segments (including operating segments and the corporate department) by assessing the aggregate amount of employee budgeted target bonuses in each segment. Management then considered objective and subjective factors in determining whether the initial amount for each segment should be adjusted. Objective factors considered for operating segments included combined ratio, expense ratio and return on utilized capital, while factors for the corporate department were inherently more subjective in that they were based on the department’s contribution to overall company objectives such as increasing long term shareholder wealth, maintenance of financial strength ratings and increasing brand recognition. No specific formula was established for measuring the performance of any of the above factors and no factor was assigned any particular weight.

The level of achievement in 2009 with respect to each of the objectives for each segment, considering both the objective and subjective factors, was found to be generally in line with expectations. Due to the similarity of actual performance verses expected performance among the segments, there were only minor adjustments to the initial allocations. These minor adjustments related to management’s subjective considerations rather than to any measurable or formulaic relationship between the relative performances of the segments, for example, the relative competitiveness of the markets in which the segments operate. Within each segment, the bonus pool is then allocated to departments and individuals pursuant to the judgment of segment managers.

The allocation of the bonus pool to segments did not directly impact the specific bonuses awarded to our named executive officers since their bonus awards (other than for our Chief Executive Officer) are set separately and beforehand by our Chief Executive Officer in consultation with our Compensation Committee. The bonus awarded to our Chief Executive Officer is set directly by our Compensation Committee. The manner in which bonuses to the named executive officers are set is discussed below under “Individual Performance Assessment.”

Individual Performance Assessment: Individual awards for our named executive officers are determined based on departmental and/or individual performance results. For our Chief Executive Officer, this assessment is made by the Compensation Committee, and for our other named executive officers, this assessment is made by our Chief Executive Officer and presented to the Compensation Committee for approval. This is a subjective process taking into consideration measurable financial results, amongst other factors.

Individual performance assessments of our named executive officers include but are not limited to identifying and rewarding those personal qualities and characteristics relevant to the individual’s job performance and key corporate goals, including (i) personal contribution to short-term and long-term business results, (ii) successful execution of key Strategic Objectives, (iii) demonstrated leadership capability, (iv) demonstrated application of relevant technical expertise, (v) ethical conduct and (vi) regulatory compliance. These factors, while considered in their totality by our Compensation Committee, are not assigned a particular weight during the evaluation process. Our Compensation Committee meets regularly with management to review the progress and individual contributions of our named executive officers towards these goals and objectives. Final performance evaluations are determined by the Compensation Committee after consideration of the performance assessments and recommendations made by our Chief Executive Officer with respect to the other named executive officers.

For our named executive officers, the following individual performance results were considered by the Compensation Committee in connection with the determination of 2009 bonus payments:

Named Executive Officer	Individual Performance Factors Considered for Determining Final Bonus Amount
W. Marston Becker

•  Operating company leadership and success on several key financial objectives, including achievement of:

•  Operating ROE of 14.7% vs. 14.2% plan

•  Combined Ratio of 88.1% vs. a 91.2% plan

•  Expense Ratio of 30.1% vs. 31.9% plan

•  Leadership in identifying strategic initiatives and individual contributions on strategic progress

Joseph W. Roberts

•  Leadership in creating sound financial discipline across our jurisdictions to ensure adherence to regulatory reporting requirements, including fully compliant Sarbanes-Oxley controls

•  Played a key role in the assessment of corporate strategic initiatives

•  Considerable efforts in investor relations through personal visits and communications with investors

•  Obtained the Company’s first Standard & Poor’s financial strength rating

Peter A. Minton

•  Execution of technical expertise in our pricing and reserving discipline

•  Cost containment achieved based on realignment of investment services

•  Progress on key information technology initiatives against three year plan

•  Successful search and selection of several key function heads

Angelo M. Guagliano	• Successful execution of strong underwriting discipline and resulting profitability in excess of plan goals • Leadership and on-going guidance of underwriting and claims practice groups

Adam J. Mullan	• Exceeded planned profitability of Max at Lloyd’s • Successful build-out of the Max at Lloyd’s underwriting platforms • Leadership in expanding our business into Latin America

Final Allocation of Bonuses to Named Executive Officers: Based on our 2009 performance and the assessment of individual contributions towards such performance, the 2009 bonus payments for our named executive officers, including both the annual cash and long-term equity portions, were as follows:

2009 Bonuses for Named Executive Officers

(includes both annual cash and long-term equity components)

Named Executive Officer	Target Bonus		Final Bonus
	% of Salary	$ Amount	% of Salary	$ Amount
W. Marston Becker	300%	3,197,400	319%	3,400,000

Joseph W. Roberts	250%	1,125,000	250%	1,125,000

Peter A. Minton	250%	1,670,750	284%	1,900,000

Angelo M. Guagliano	250%	1,377,000	261%	1,440,000

Adam J. Mullan	250%	1,231,275	184%	905,000

Allocation Between Annual Cash and Long-Term Equity: In determining the mix of cash and restricted stock for each of the named executive officers, our Compensation Committee considered: the Company’s performance versus the targeted performance expectations, the individual’s contribution to Company performance, as well as the named executive officer’s total compensation relative to the compensation paid to similarly situated executives at peer companies. Generally, restricted stock is subject to three-year cliff vesting because our Compensation Committee believes this period to be an effective performance and retention tool since the named executive officers are in a position to influence longer term results and the restricted stock is generally forfeited if the named executive officer terminates employment.

2009 Allocation Between Cash and Long-Term Equity

	Final Bonus
Named Executive Officer	Cash Bonus Portion	Restricted Stock Portion	Total $	% of Salary
W. Marston Becker	30%	70%	3,400,000	319%

Joseph W. Roberts	35%	65%	1,125,000	250%

Peter A. Minton	30%	70%	1,900,000	284%

Angelo M. Guagliano	35%	65%	1,440,000	261%

Adam J. Mullan	35%	65%	905,000	229%

The cash portion was paid prior to March 15, 2010. The restricted stock portion was converted into restricted stock by dividing the applicable dollar amounts by the closing price of our stock on the March 1, 2010 grant date. These awards vest on the third anniversary of the grant date if the named executive officer is employed on the vesting date or if the named executive officer retires (as defined in the award agreement). The named executive officer will be entitled to accelerated vesting in the event of the named executive officer’s death, disability, termination without Cause or termination for Good Reason from the Company (as these terms are defined under “Employment Agreements” below or as defined in the award agreements) or upon a change in control (as defined in the description of our 2008 Incentive Plan) provided such change in control does not occur within 12 months from the award date, or the denial by the Bermuda government to renew a Bermuda-based named executive officer’s work permit (through no fault of the employee). Should an employee voluntarily terminate his or her employment, all unvested shares are forfeited.

Perquisites

We provide certain perquisites to our executives to aid in attracting and retaining executive talent. Most of these benefits are intended to address issues and incremental expenses for those executives that have relocated to Bermuda from another country that would not have otherwise been incurred if relocation to Bermuda were not required. These benefits include:

Perquisite	Purpose/Description
Housing Allowance	Due to limitations on property ownership in Bermuda and due to the significant cost of rentals, we provide a housing allowance up to $15,000 per month in the case of our Chief Executive Officer and up to $10,000 per month for other executives that have relocated to Bermuda.

TIPRAA Gross-Ups	To mitigate the additional personal income taxes that are due on the housing allowance, we provided a payment to our executives that have relocated to Bermuda in an amount equal to the additional taxes incurred as a result of the housing allowance and corresponding tax gross-up.

Automobile Allowance	This is a common benefit provided by our peers in Bermuda and consequently we offer a similar benefit in order to keep our compensation packages competitive. We provide an allowance of up to $60,000 in the case of our Chief Executive Officer and $40,000 for other executives every five years for the purchase of an automobile

Reimbursement for Financial and Tax Preparation Fees	To mitigate the additional expense of managing complex tax issues and form preparation related to having expatriate status, we provide for the reimbursement of these fees up to $13,000 per year to our executives that have relocated to Bermuda.

Home Travel Allowance	To mitigate the increased travel expense incurred by relocating to Bermuda from the executive’s home country, we provide our expatriates with a personal travel allowance of up to $25,000 per year in the case of our Chief Executive Officer and up to $20,000 per year for other executives that have relocated to Bermuda.

Reimbursement for Country Club Dues	To facilitate networking with clients and other business executives, we provide for reimbursement of club membership fees up to $12,000 per year in the case of our Chief Executive Officer and up to $8,000 per year for other executives.

While we intend to maintain these perquisite programs for our named executive officers, our Compensation Committee may revise, amend, or add to these benefit programs at its discretion, subject to any applicable provisions in the named executive officers’ employment agreements.

Other Equity Awards

We grant stock option awards principally in cases where our new employees leave behind stock options or other awards at their former employers and seek to be compensated by us. After commencement of the employment relationship and going forward, our Compensation Committee anticipates an expanded use of restricted stock and restricted stock unit awards as opposed to stock options. This shift is due in a large part to the accounting treatment for stock options under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly, FASB Statement 123R), which has made granting stock options less attractive to us. Furthermore, our Compensation Committee believes that restricted stock provides an equally motivating form of incentive compensation while serving to better align the interests of our shareholders and management.

We also selectively grant ad hoc restricted stock and performance equity awards in instances where the Compensation Committee feels we need to mitigate retention exposure or to focus additional attention on achievement of special projects or business initiatives. In 2009, to provide further incentive to Mr. Becker to focus on increasing shareholder value, our Compensation Committee awarded a performance-based equity award of 108,333 stock options and 33,333 shares of restricted stock with vesting restrictions that will lapse only to the extent that the performance measures are met over a two-year period. For each of these awards, 50% will vest on January 1, 2010 if the Company’s book value per share on December 31, 2009 has increased by at least 12.5 % from our book value per share on December 31, 2008, and any remaining unvested shares will vest on January 1, 2011 if the Company’s book value per share on December 31, 2010 has increased by at least 25% from our book value per share on December 31, 2008. The Compensation Committee chose to use increase-in-book value as the performance criterion since it views book value as an important measure for assessing our success in creating shareholder wealth. The award level was set equal to the number of performance-based stock options and restricted stock that Mr. Becker forfeited in 2008 as a result of the book value performance targets not being achieved. It was the Compensation Committee’s opinion that the performance metrics for those awards would have been achieved had the credit crisis not occurred at the time it did. As a result, the Compensation Committee felt that it was in the best long-term interests of our Company to make these additional performance-based awards to Mr. Becker.

Employment Agreements

Our general policy is to enter into employment agreements with our named executive officers and certain other select executives with significant underwriting and/or policy making responsibilities in order to set forth the terms of their employment and to provide certain protections to both parties in the event of termination of employment or a change in control. We currently have agreements with Messrs. Becker, Roberts, Minton, and Guagliano, each of whom has been a named executive officer for at least the last four years. We anticipate entering into an employment agreement with Mr. Mullan in 2010 on substantially the same terms as other similarly situated executives. Although the employment agreements provide a framework for the aggregate compensation paid to each named executive officer, the employment agreements do not prescribe a specified mix of short-term and long-term compensation for our named executive officers. Instead, our Compensation Committee has broad discretion to determine the appropriate compensation mix with respect to each named executive officer.

In recognition of Mr. Becker’s lead position with us and as an incentive for him to join us in late 2006, our Compensation Committee agreed during the negotiation process to expressly set a target bonus for Mr. Becker within his employment agreement. The employment agreement for Mr. Becker specifies a target cash bonus at 100% of base salary with a range from 0% through 250%. The employment agreements for Messrs. Roberts, Minton and Guagliano provide that, at the beginning of each calendar year, or shortly thereafter, our board of directors or its designated committee will provide a target bonus amount for such year to the executive. Pursuant to each of their employment agreements, a target bonus below 50% of base salary would constitute Good Reason (as defined under “Employment Agreements” below) triggering certain payments by us to the executive officer if the executive elects to terminate his employment. The target cash bonus in 2009 for each of Messrs. Roberts, Minton and Guagliano was 87.5% of base salary.

Change in Control and Severance

Upon termination of employment or a change in control, our named executive officers may receive (i) accelerated vesting of awards granted under our equity plans and/or (ii) severance payments under the circumstances described below.

Generally under our equity plans and award agreements, if a change in control occurs, (i) the then outstanding options become immediately exercisable, (ii) the restricted period on restricted stock awards and restricted stock units expires (including without limitation a waiver of any applicable performance goals), (iii) the performance periods in effect end and our Compensation Committee will (x) determine the extent to which performance goals have been met and (y) cause the named executive officer to receive partial or full payment of awards and (iv) any awards previously deferred will be settled in full as soon as practicable. For more details on these provisions, please see “Potential Payments upon Termination or Change in Control.”

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

In addition, Mr. Roberts’ employment agreement provides vesting credit with respect to 35,000 of the 48,699 shares comprising his February 2007 award in the event his termination arises without Cause or for Good Reason (as defined below). Our Compensation Committee elected to include this language in Mr. Roberts’ employment agreement in recognition of his then new role with us and its attendant responsibilities.

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

The change in control provisions reflect our belief that our named executive officers and other employees who have built our Company into a successful enterprise should be protected in the event of a change in control. Further, we believe the interests of shareholders will be best served if the interests of our named executive officers are aligned with shareholders, and providing change in control benefits should eliminate, or at least reduce, any potential reluctance of our named executive officers to pursue potential change in control transactions that may be in the best interests of shareholders.

While the definition of “change in control” (discussed below under “Payments upon Termination or Change in Control”) contained in the employment agreements of (i) Messrs. Becker, Roberts and Minton and (ii) Mr. Guagliano are materially similar, the definition in Mr. Guagliano’s agreement reflects employment by Max Bermuda. As such, while there is substantial overlap among the definitions, Mr. Guagliano’s definition contains references to Max Bermuda for purposes of describing occurrences that would constitute a change in control under his agreement.

The definitions of “Good Reason” (discussed below under “Payments upon Termination or Change in Control”) in the employment agreements of (i) Mr. Becker and (ii) Messrs. Roberts, Minton and Guagliano contain a small degree of variation. Mr. Becker’s employment agreement was negotiated prior to those of Messrs. Roberts, Minton and Guagliano and reflects his role as Chief Executive Officer. These variations are a result of those negotiations and Mr. Becker’s position.

In addition to accelerated vesting of equity grants upon (i) death, (ii) disability, (iii) termination without Cause or (iv) termination for Good Reason, our Bermuda-based named executive officers may receive accelerated vesting of restricted stock if we fail to renew the named executive officer’s work permit and do not offer a comparable position at an affiliate. We believe accelerated vesting under these circumstances is appropriate because we recognize that failure to renew a Bermuda work permit for our Bermuda-based named executive officers could serve as a constructive termination.

Section 162(m) Disclosure

Code Section 162(m) limits the tax deductibility by U.S. companies of certain compensation paid to “covered employees” within the meaning of Code Section 162(m). This provision generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 per year unless it is considered performance-based compensation under the Code. None of the 2009 named executive officers were employees of a U.S. subsidiary.

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

2010 Compensation

In 2010, in connection with our annual compensation review and in order to align base salary with competitive market levels, base salary increases were approved for Messrs. Roberts, Minton and Guagliano in the amount of $50,000, $50,000,and $25,000, respectively, resulting in new salaries of $500,000, $718,300,and $575,800, respectively, effective January 1, 2010. The salaries for Messrs. Becker and Mullan were also reviewed relative to competitive market practice but were not changed.

Also, the 2010 annual cash bonus targets for Messrs. Becker, Roberts, Minton and Guagliano have been set to 100%, 87.5%, 87.5% and 87.5%, respectively, remaining at the 2009 level. Mr. Mullan’s 2010 annual cash bonus target will be set in conjunction with the finalization of his employment agreement.

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

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation awarded to our named executive officers in 2009, 2008 and 2007, as applicable.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Share Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)		Total ($)
W. Marston Becker,	2009	978,300	1,020,000	1,608,336	651,081	422,437	(5)	4,680,154
Chairman and Chief Executive Officer	2008	750,000	1,700,000	1,700,003	0	461,632		4,611,635
	2007	750,000	1,300,000	240,009	0	406,693		2,696,702

Joseph W. Roberts,	2009	415,000	393,750	649,992	0	251,448	(6)	1,710,190
Executive Vice President and Chief Financial	2008	375,000	350,000	555,003	0	194,500		1,474,503
Officer	2007	334,042	335,000	1,208,709	0	168,077		2,045,828

Peter A. Minton,	2009	624,550	570,000	489,994	0	278,290	(7)	1,962,834
Executive Vice President and Chief Operating	2008	525,000	950,000	899,990	0	314,076		2,689,066
Officer	2007	500,000	700,000	799,998	0	361,823		2,361,821

Angelo M. Guagliano,	2009	550,800	504,000	649,992	0	275,926	(8)	1,980,718
Chief Executive Officer of Max Bermuda Ltd.	2008	500,000	550,000	999,995	26,426	334,238		2,410,659
	2007	485,853	625,000	814,990	78,239	350,000		2,354,082

Adam J. Mullan,	2009	396,197	316,750	279,006	0	181,135	(11)	1,173,088
Chief Executive Officer of Max at Lloyd’s Ltd. (9)(10)

(1)	In addition to the cash bonus reflected in this column, the named executive officers also received a portion of their 2009, 2008 and 2007 bonus in the form of restricted shares granted in March 2010 and in February 2009 and 2008, respectively.

(2)	In (i) February 2009, 201,497 restricted shares were granted to Messrs Becker, Roberts, Minton, Guagliano and Mullan in relation to services performed in fiscal year 2008, of which 33,333 of Mr. Becker’s are subject to performance based vesting, (ii) February 2008, 148,658 restricted shares were granted to Messrs Becker, Roberts, Minton and Guagliano in relation to services performed in fiscal year 2007 and (iii) February 2007, 123,437 restricted shares were granted to Messrs Becker, Roberts, Minton and Guagliano in relation to services performed in fiscal year 2006. The value under “Share Awards” is the grant date fair value for each named executive officer’s share award in accordance FASB ASC Topic 718. In March 2010, 248,887 restricted shares were granted to Messrs Becker, Roberts, Minton, Guagliano and Mullan in relation to services performed in fiscal year 2009. These share grants are not shown in the table above but will be reported in our summary compensation table in 2010 and are discussed in the compensation discussion and analysis above.

(3)	We account for the value of “Option Awards” in accordance with FASB Topic 718 “Stock Compensation.” The value under “ Option Awards” is the grant date fair value for each named executive officer’s stock options.

(4)	Includes perquisites for housing allowance, partial tax gross-up allowance (which we refer to as the “tax gross-up allowance”) for named executive officers who work in Bermuda and are U.S. taxpayers, car allowance, travel allowance, our contributions on behalf of the named executive officers to our defined contribution plans, financial planning and tax preparation costs, country club dues, dividends paid on unvested restricted stock and costs related to family members accompanying named executive officers to one board of directors meeting or other business trips, as applicable.

(5)	Includes a housing allowance of $180,000, a tax gross up allowance of $98,377, dividends paid on unvested restricted stock of $60,276, travel allowance of $25,000, financial planning allowance of $20,000, car allowance of $12,000 and club dues of $12,000.

(6)	Includes a housing allowance of $120,000, $41,500 that we contributed on behalf of Mr. Roberts to our defined contribution plans, dividends paid on unvested restricted stock of $39,585 and a car allowance of $40,000.

(7)	Includes a housing allowance of $120,000, tax gross up allowance of $66,069, dividends paid on unvested restricted stock of $34,687, travel allowance of $20,000 and financial planning allowance of $13,010.

(8)	Includes a housing allowance of $120,000, a tax gross up allowance of $66,069, dividends paid on unvested restricted stock of $39,607, travel allowance of $20,000 and financial planning allowance of $11,240.

(9)	In connection with Mr. Mullan’s promotion to Chief Executive Officer of Max at Lloyd’s Ltd., the portion of his compensation paid after October 2009 was paid in pounds sterling (GBP); this portion of his compensation has been converted to U.S. dollars using the spot rate in effect at the time the payments were made.

(10)	Mr. Mullan was not a named executive officer in 2008 and 2007.

(11)	Includes a housing allowance of $100,000, $39,620 that we contributed on behalf of Mr. Mullan to our defined contribution plans, dividends paid on unvested restricted stock of $18,182 and travel allowance of $16,667.

Grants of Plan Based Awards in Fiscal Year 2009

Our Compensation Committee granted restricted shares and stock options under our 2008 Incentive Plan to our named executive officers during 2009. Set forth below is information regarding awards granted in 2009.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All other Share Awards: Number of Shares or Units (#)		All other Option Awards: Number of Shares Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Share and Option Awards ($)	Closing Price on the Grant Date ($)
			Threshold (#)	Target (#)		Maximum (#)
W. Marston Becker	2/17/09	02/09/2009		108,333	(1)						651,081	18.25
	2/17/09	02/09/2009		33,333	(2)						608,327	18.25
	2/17/09	02/09/2009					54,795	(3)			1,000,009	18.25

Joseph W. Roberts	2/17/09	02/09/2009					35,616	(3)			649,992	18.25

Peter A. Minton	2/17/09	02/09/2009					26,849	(3)			489,994	18.25

Angelo M. Guagliano	2/17/09	02/09/2009					35,616	(3)			649,992	18.25

Adam J. Mullan	2/17/09	02/09/2009					15,288	(3)			279,006	18.25

(1)	Stock option grant made pursuant to our 2008 Incentive Plan. Award is subject to performance vesting over a two-year period. Exercise price is $18.25.

(2)	Restricted stock grant made pursuant to our 2008 Incentive Plan. Award is subject to cliff vesting over a two-year period.

(3)	Restricted stockgrant made pursuant to our 2008 Incentive Plan. Award is subject to three-year cliff vesting.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer at December 31, 2009.

Name	Number of Shares Underlying Unexercised Options Exercisable (#)		Number of Shares Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
W. Marston Becker	10,000	(2)				21.95	4/30/14	125,288	(3)	2,793,922	33,333	(4)	743,326
	216,667	(5)				24.49	12/8/16
				108,333	(6)	18.25	2/17/19

Joseph W. Roberts	7,500	(7)				15.05	5/6/12	104,172	(8)	2,323,036
	4,590	(9)				24.59	5/6/12

Peter A. Minton	240	(10)(11)				15.00	6/29/10	91,281	(12)	2,035,566
	2,245	(10)(13)				16.00	1/1/11
	30,000	(13)				16.00	1/1/11
	4,167	(10)(14)				18.00	5/22/11
	30,000	(15)				16.00	8/13/11
	40,000	(10)(16)				16.00	8/17/11
	50,000	(17)				15.66	1/1/12

Angelo M. Guagliano	30,000	(18)				11.50	1/13/13	104,230	(19)	2,324,329
	3,580	(20)				24.41	1/13/13
	11,783	(21)				24.40	1/13/13
	5,202	(22)				24.04	1/13/13

Adam J. Mullan	0							47,848	(23)	1,067,010

(1)	Assumes stock price of $22.30, the closing price on December 31, 2009.

(2)	These options vested 34% on May 24, 2005, 33% on May 24, 2006 and 33% on May 24, 2007.

(3)	9,670 of Mr. Becker’s restricted shares vested on February 14, 2010. The remainder of Mr. Becker’s restricted shares will vest 60,823 on February 19, 2011 and 54,795 on February 17, 2012.

(4)	16,667 of Mr. Becker’s performance based restricted shares vested on January 1, 2010 and 16,666 will vest on January 1, 2011, if specified performance goals are met.

(5)	108,334 options vested on January 1, 2007 and 108,333 options vested on January 1, 2008.

(6)	54,167 of Mr. Becker’s performance based options vested on January 1, 2010 and 54,166 will vest on January 1, 2011, if specified performance goals are met.

(7)	20% of these options vested on each of May 6, 2002, May 6, 2003, May 6, 2004, May 6, 2005 and May 6, 2006.

(8)	48,699 of Mr. Roberts’ restricted shares vested on February 14, 2010. The remainder of Mr. Roberts’ restricted shares will vest 19,857 on February 19, 2011 and 35,616 on February 17, 2012.

(9)	These options vested on February 27, 2006.

(10)	These amounts relate to warrants outstanding.

(11)	20% of these warrants vested on each of June 29, 2000, June 29, 2001, June 29, 2002, June 29, 2003 and June 29, 2004.

(12)	32,232 of Mr. Minton’s restricted shares vested on February 14, 2010. The remainder of Mr. Minton’s restricted shares will vest 32,200 on February 19, 2011 and 26,849 on February 17, 2012.

(13)	20% of these warrants/options vested on each of January 1, 2001, January 1, 2002, January 1, 2003, January 1, 2004 and January 1, 2005.

(14)	20% of these warrants vested on each of May 22, 2001, May 22, 2002, May 22, 2003, May 22, 2004 and May 22, 2005.

(15)	20% of these options vested on each of August 13, 2001, August 13, 2002, August 13, 2003, August 13, 2004 and August 13, 2005.

(16)	20% of these warrants vested on each of August 17, 2001, August 17, 2002, August 17, 2003, August 17, 2004 and August 17, 2005.

(17)	20% of these options vested on each of January 1, 2002, January 1, 2003, January 1, 2004, January 1, 2005 and January 1, 2006.

(18)	20% of these options vested on each of January 13, 2003, January 13, 2004, January 13, 2005, January 13, 2006 and January 13, 2007.

(19)	32,836 of Mr. Guagliano’s restricted shares vested on February 14, 2010. The remainder of Mr. Guagliano’s restricted shares will vest 35,778 on February 19, 2011 and 35,616 on February 17, 2012.

(20)	These options vested on February 28, 2006.

(21)	These options vested on March 5, 2007.

(22)	These options vested on May 20, 2008.

(23)	15,512 of Mr. Mullan’s restricted shares vested on February 14, 2010. The remainder of Mr. Mullan’s restricted shares will vest 17,048 on February 19, 2011 and 15,288 on February 17, 2012.

Option Exercises and Shares Vested in Fiscal Year 2009

The following table summarizes information underlying each exercise of stock options or warrants or vesting of restricted shares for each named executive officer in 2009.

	Option Awards				Share Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
W. Marston Becker	0		0		2,000	(1)	43,320	(2)
Joseph W. Roberts	0		0		12,000	(3)	222,000	(4)
Peter A. Minton	70,000	(5)	515,200	(6)	26,750	(3)	494,875	(4)
Angelo M. Guagliano	26,525	(7)	251,988	(8)	69,500	(9)	1,393,250	(10)
Adam J. Mullan	65,600	(11)	381,778	(12)	15,266	(3)	282,421	(4)

(1)	Share awards granted to Mr. Becker in his role as a director which vested on September 19, 2009.

(2)	Calculated using the market value on September 18, 2009 of $21.66, the first trading date preceding the actual vesting date. September 19, 2009, the actual vesting date, was a weekend date.

(3)	Share awards granted as officers of the Company which vested on February 16, 2009.

(4)	Calculated using the market value on February 13, 2009 of $18.50, the first trading date preceding the actual vesting date. February 16, 2009, the actual vesting date, was a public holiday.

(5)	Relates to the exercise of 70,000 warrants under a cashless exercise provision.

(6)	Calculated as the difference between (i) $22.36 (the average of the per share market price of our Common Shares for the five trading days prior to the date of exercise) and (ii) the exercise price of $15.00, multiplied by the number of warrants exercised.

(7)	Relates to the exercise of 26,525 options with an exercise price of $11.50.

(8)	Calculated as the difference between the market price at exercise of $21.00 and the exercise price of $11.50 multiplied by the number of options exercised.

(9)	Share awards granted as an officer of the company. 19,500 vested on February 16, 2009 and 50,000 vested on October 31, 2009.

(10)	Calculated with respect to 19,500 shares using the market value on February 13, 2009 of $18.50, the first trading date preceding the actual vesting date. February 16, 2009, the actual vesting date, was a public holiday. Calculated with respect to 50,000 shares using the market value on October 30, 2009 of $20.65, the first trading date preceding the actual vesting date. October 31, 2009, the actual vesting date, was a weekend date.

(11)	Relates to the exercise of 53,600 options with various exercise prices between $15.00 and $16.00 and the exercise of 12,000 warrants under a cashless exercise provision.

(12)	Calculated with respect to the options as the difference between the market prices at exercise between $21.32 and $21.66 and exercise prices between $15.00 and $16.00, respectively, multiplied by the number of options exercised for each exercise. Calculated with respect to the warrants as the difference between (i) $21.31 (the average of the per share market price of our Common Shares for the five trading days prior to the date of exercise) and (ii) the exercise price of $16.00, multiplied by the number of warrants exercised.

Pension Benefits

We do not provide defined benefit pension plan benefits to our named executive officers.

Non-Qualified Deferred Compensation as of December 31, 2009

We offer a number of qualified and non-qualified deferred compensation plans. The following table shows information about the participation by each named executive officer in our nonqualified deferred compensation plans in 2009.

Name	Executive Contributions in 2009 ($)		Registrant Contributions in 2009 ($)		Aggregate Earnings in 2009 ($)		Aggregate Withdrawals/ Distributions ($)(1)	Aggregate Balance at 12/31/09 ($)
W. Marston Becker (2)	0		0		14,173	(3)	0	160,122	(4)
Joseph W. Roberts	20,750	(5)(6)	41,500	(7)	38,671	(8)	0	276,251	(9)
Peter A. Minton (2)	0		0		43,437	(10)	0	3,050,889	(11)
Angelo M. Guagliano (2)	0		0		312,951	(12)	0	1,624,277	(13)
Adam J. Mullan	15,625	(6)(14)	31,250	(15)	22	(16)	0	203,154	(17)

(1)	There were no withdrawals or distributions by any of the named executive officers in 2009.

(2)	During 2009, Messrs Becker, Minton and Guagliano did not make contributions to our nonqualified deferred compensation plans.

(3)	Includes earnings of $11,698 with respect to amounts credited to our Excess Benefit Plan and earnings of $2,475 with respect to amounts credited to our Top Hat Plan.

(4)	Reflects balance of $133,435 in our Excess Benefit Plan and $26,687 in our Top Hat Plan.

(5)	Reflects contributions made by Mr. Roberts to our Bermuda Pension Plan.

(6)	Contribution amount by the named executive officer is reflected in the named executive officer’s salary disclosure in the summary compensation table above.

(7)	Reflects $20,750 we contributed on behalf of Mr. Roberts to our Bermuda Pension Plan and $20,750 we contributed on behalf of Mr. Roberts to the Max Bermuda Ltd. Employee Benefit Trust. Both amounts are included in All Other Compensation in the Summary Compensation Table above.

(8)	Includes earnings of $35,655 with respect to amounts credited to our Bermuda Pension Plan and earnings of $3,016 with respect to amounts credited to the Max Bermuda Ltd. Employee Benefit Trust.

(9)	Reflects balance of $212,877 in our Bermuda Pension Plan and $63,374 in the Max Bermuda Ltd. Employee Benefit Trust.

(10)	Includes earnings of $752 with respect to amounts credited to our Excess Benefit Plan, earnings of $5,314 with respect to amounts credited to our Top Hat Plan and earnings of $37,371 with respect to amounts credited to our Deferred Compensation Plan for U.S. Citizens.

(11)	Reflects balance of $110,618 in our Excess Benefit Plan, $802,068 in our Top Hat Plan and $2,138,203 in our Deferred Compensation Plan for U.S. Citizens.

(12)	Includes earnings of $10,824 with respect to amounts credited to our Excess Benefit Plan, earnings of $58,564 with respect to amounts credited to our Top Hat Plan and earnings of $243,563 with respect to amounts credited to our Deferred Compensation Plan for U.S. Citizens.

(13)	Reflects balance of $88,742 in our Excess Benefit Plan, $337,855 in our Top Hat Plan and $1,197,680 in our Deferred Compensation Plan for U.S. Citizens.

(14)	Reflects contributions made by Mr. Mullan to the Max Bermuda Ltd. Employee Benefit Trust.

(15)	Reflects contributions we made on behalf of Mr. Mullan to the Max Bermuda Ltd. Employee Benefit Trust. This amount is included in “All Other Compensation” in the Summary Compensation Table above.

(16)	Includes earnings of $22 with respect to amounts credited to the Max Bermuda Ltd. Employee Benefit Trust.

(17)	Reflects balance of $203,154 in the Max Bermuda Ltd. Employee Benefit Trust.

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

For 2009, Mr. Becker was paid a base salary of $978,300 and was awarded a cash bonus in the amount of $1,020,000. For 2010, Mr. Becker’s base salary is set at $1,065,800, the same base salary in effect at the end of 2009. This base salary amount for Mr. Becker includes a recurring salary adjustment initially applied in 2009 in the amount of $65,800, which accounts for Mr. Becker’s loss of benefits under our Excess Benefit Plan.

Joseph W. Roberts. Effective April 1, 2007, we entered into an employment agreement with Mr. Roberts pursuant to which Mr. Roberts serves as our Executive Vice President and Chief Financial Officer. Mr. Roberts’ employment agreement runs for three years with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Roberts or us. The agreement provides for an annual base salary of not less than $325,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of his employment agreement, Mr. Roberts is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda. For 2009, Mr. Roberts’ annual bonus was targeted at 87.5% of base salary and this target has not changed for 2010.

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

For 2009, Mr. Roberts was paid a base salary of $415,000 and was awarded a cash bonus in the amount of $393,750. For 2010, Mr. Roberts’ base salary was increased to $500,000, representing a $50,000 increase in the base salary in effect for Mr. Roberts at the end of 2009.

Peter A. Minton. Effective April 1, 2007, we entered into an employment agreement with Mr. Minton pursuant to which Mr. Minton serves as our Executive Vice President and Chief Operating Officer. Mr. Minton’s employment agreement runs for three years with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Minton or us. Mr. Minton’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of not less than $500,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Minton is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda. For 2009, Mr. Minton’s annual bonus was targeted at 87.5% of base salary and this target has not changed for 2010.

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

For 2009, Mr. Minton was paid a base salary of $624,550 and was awarded a cash bonus in the amount of $570,000. For 2010, Mr. Minton’s base salary was increased to $718,300 representing a $50,000 increase in the base salary in effect for Mr. Minton at the end of 2009. This base salary amount for Mr. Minton includes a recurring salary adjustment initially applied in 2009 in the amount of $43,300, which accounts for Mr. Minton’s loss of benefits under our Excess Benefit Plan.

Angelo M. Guagliano. Effective April 1, 2007, Max Bermuda entered into an employment agreement with Mr. Guagliano, pursuant to which Mr. Guagliano serves as President and Chief Executive Officer of Max Bermuda. Mr. Guagliano’s employment agreement runs for three years with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Guagliano or Max Bermuda. Mr. Guagliano’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of not less than $475,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Guagliano is eligible for an annual bonus determined in accordance with the bonus policy applicable to other senior executive officers located in Bermuda. For 2009, Mr. Guagliano’s annual bonus was targeted at 87.5% of base salary and this target has not changed for 2010.

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

For 2009, Mr. Guagliano was paid a base salary of $550,800 and was awarded a cash bonus in the amount of $504,000. For 2010, Mr. Guagliano’s base salary was increased to $575,800, representing a $25,000 increase in the base salary in effect for Mr. Guagliano at the end of 2009. This base salary amount for Mr. Guagliano includes a recurring salary adjustment initially applied in 2009 in the amount of $40,800, which accounts for Mr. Guagliano’s loss of benefits under our Excess Benefit Plan.

Adam J. Mullan. In 2005, we entered into an employment offer letter with Mr. Mullan pursuant to which he served as a Managing Director of Max Re Europe Limited. The offer letter provided for an annual base salary of £150,000 subject to annual review and provided for Mr. Mullan’s participation in our annual cash bonus program and long-term incentive plan. Mr. Mullan also participated in a contributory pension scheme pursuant to which he contributed 5% of his base salary and his employer contributed an amount equal to 10% of his base salary. Mr. Mullan was also entitled to a car allowance of €1,500 per month, club initiation fees up to €10,000 and annual club dues of €3,000, annual financial planning expenses of €8,000 and payment of an annual physical examination. Mr. Mullan was also entitled to participate in certain employee benefit schemes including a short-term disability scheme, long-term disability scheme and health, life and dental schemes. In November 2009, Mr. Mullan was appointed Chief Executive Officer of Max at Lloyd’s and we are presently negotiating a new employment agreement with him, the terms and conditions of which will be based on those of similarly situated executives.

For 2009, Mr. Mullan was paid a base salary of $396,197 and was awarded a cash bonus in the amount of $316,750. For 2010, Mr. Mullan’s base salary is set at $492,510, the same base salary in effect at the end of 2009. In connection with Mr. Mullan’s promotion to Chief Executive Officer of Max at Lloyd’s Ltd., the portion of his compensation paid after October 2009 was paid, and will continue to be paid, in pounds sterling (GBP); this portion of his compensation has been converted to U.S. dollars using the spot rate in effect at the time the payments were made.

2008 Incentive Plan

General. The purpose of our 2008 Incentive Plan, which was approved at our May 2008 Annual General Meeting, is to allow us to attract and retain key personnel and provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our shares, thereby strengthening their commitment to our welfare and aligning their interests with those of our shareholders. Our 2008 Incentive Plan has a term of ten years and no further awards may be granted under the 2008 Incentive Plan after that date.

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

Number of Shares Authorized. Our 2008 Incentive Plan provides for an aggregate of 4,500,000 common shares to be available for awards. No participant may be granted awards of options or stock appreciation rights with respect to more than 600,000 common shares in any one year. No more than 600,000 common shares (or the equivalent fair market value thereof) may be earned in respect of performance compensation awards granted to any participant for a single calendar year during a performance period. The maximum amount that can be paid to a participant in any calendar year pursuant to a performance compensation award in the form of a cash bonus is $15,000,000. If there is a change in our corporate capitalization or a corporate transaction or event that affects our common shares, our Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance, the number of shares covered by awards then outstanding, the limitations on awards, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate under our 2008 Incentive Plan.

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

For purposes of our 2008 Incentive Plan, “change in control” means (i) a sale, lease exchange or other transfer (in one or more related transactions) of all or substantially all of our assets or those of Max Bermuda, (ii) any person or group of persons becomes the beneficial owner of our outstanding securities that represent 51% or more of the combined voting power of our then outstanding securities, provided, that, certain types of acquisitions (e.g., certain acquisitions directly from us or by us or by an employee benefit plan that we sponsor) will not constitute a change in control, (iii) during any period of two consecutive years, individuals who at the beginning of that period constituted our board of directors (together with any new directors subsequently elected to our board of directors whose nomination by our shareholders was approved by a vote of our board of directors then still in office who are either directors at the beginning of that period or whose election or nomination for election was so previously approved) cease for any reason to constitute a majority of our board of directors then in office, (iv) our board of directors or shareholders approve a merger or consolidation of us with any other corporation, other than a merger or consolidation that would result in our voting securities outstanding immediately prior thereto continuing to represent at least 50% of the total voting power represented by our voting securities immediately after the merger or consolidation and at least a majority of the members of our board or directors of the resultant entity after the transaction were members of our board of directors at the time of the execution of the initial agreement or of the action of our board of directors providing for the transaction, or (v) our board of directors or shareholders approve a plan of complete liquidation of us or an agreement for the sale or disposition by us (in one or a series of transactions) of all or substantially all of our assets.

Nonqualified Deferred Compensation Plans

We maintain three nonqualified deferred compensation plans in which certain named executive officers of Max Capital who are U.S. taxpayers participate: the Excess Benefit Plan, the Top Hat Plan and the Deferred Compensation Plan for U.S. Citizens.

The Excess Benefit Plan was established on January 1, 2005 to enable salaried employees who participate in the Max Capital Group Ltd. 401(k) Plan to receive employer contributions that are in excess of the limits imposed on contributions to the 401(k) Plan under Code Section 415, or, effective as of January 1, 2008 under Code Section 401(a)(17). Each year, we make a contribution to the Excess Benefit Plan on behalf of each participant in an amount equal to the difference between the (i) amount we would have contributed to the 401(k) Plan if the limitations imposed under Code Section 415 (for years prior to 2008) or 401(a)(17) (for 2008) did not apply and (ii) amount we actually contributed to the 401(k) Plan for the participant. Participants are not permitted to make contributions to the Excess Benefit Plan. On December 31, 2008, participants who were not yet 100% vested became immediately vested and the Excess Benefit Plan was frozen in light of Code Section 457A. No further contributions may be made to the Excess Benefit Plan.

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

Defined Contribution Plans

We, through Max Capital, Max Bermuda, Max Europe and Max at Lloyd’s, maintain five defined contribution arrangements for our employees and the employees of our Bermuda, Irish and United Kingdom subsidiaries: (i) the Max Bermuda National Pension Scheme for Bermudian employees and employees whose spouses are Bermudian; (ii) the Max Bermuda Employee Benefit Trust (as described below) for certain non U.S. taxpayers who work in Bermuda; (iii) a 401(k) plan for U.S. taxpayers who work in Bermuda; (iv) the Max Europe Pension for employees of the operating subsidiaries in Ireland; and (v) the Scottish Widows Pension Scheme for the employees of our operating subsidiaries based in the United Kingdom.

Other than the Scottish Widow’s Pension Scheme, with respect to amounts contributed by an employee into the applicable deferred compensation plan of up to 5% of covered compensation, we match 100% to 200% of the employee’s contribution up to applicable covered compensation levels, subject to certain vesting requirements based on length of employment. The 401(k) plan for U.S. taxpayers who work in Bermuda has been amended to be a safe harbor plan within the meaning of the Code, effective as of January 1, 2008. We match 100% of the first 3% of qualified contributions and 50% of the next 2% up to a maximum of 4% of qualified contributions. All contributions are immediately 100% vested. With respect to the Scottish Widow Pension Scheme, we contribute 10% of the participating employee’s covered compensation.

The Max Bermuda Employee Benefit Trust is a segregated trust offered to certain non-U.S. citizens. The trust is managed by Fiduciary Partners Trust Company Ltd. and permits the individual employee to direct investment of the funds allocated to his or her trust account.

We, through Max USA, maintain an additional “safe harbor” 401(k) plan within the meaning of the Code for employees located in the United States. We match 100% of the first 3% of qualified contributions and 50% of the next 2% up to a maximum of 4% of qualified contributions. All contributions are immediately 100% vested.

Potential Payments Upon Termination or Change in Control

W. Marston Becker. In the event his employment terminates for any reason, Mr. Becker is generally entitled to receive the following accrued amounts: (i) accrued but unpaid base salary; (ii) earned but unpaid bonus; and (iii) accrued vacation pay.

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

In the event that Mr. Becker’s employment terminates due to the expiration of the term of his employment agreement, in addition to the accrued amounts set forth above, Mr. Becker will receive a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which his employment terminates and severance in an amount equal to $750,000, of which $375,000 will be paid six months following the date his employment terminates and the remaining $375,000 will be paid in equal installments over the course of the following six months, in accordance with our regular payroll practices.

In the event Mr. Becker’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, Mr. Becker or his beneficiaries will receive a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which his employment terminates.

In the event that Mr. Becker terminates his employment for Good Reason (as defined below) or in the event that his employment terminates for any reason following a change in control (as defined below), in addition to the accrued amounts set forth above, Mr. Becker will receive a pro-rata bonus for the year in which his employment terminates and severance in an amount equal to three times the sum of (i) and (ii) where (i) is his then current annual base salary and (ii) is the greater of his last paid bonus or target bonus for the year of termination (in each case, reflecting both the cash and restricted stock bonus components). One-half of the severance amount will be paid six months following the date his employment terminates and the remaining one-half will be paid in equal installments over the course of the following six months, in accordance with our regular payroll practices.

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

Assuming Mr. Becker’s employment terminated or there was a change in control under each of the circumstances described above on December 31, 2009, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Gross Up		Total
Termination without Cause	3,400,000	(2)	1,500,000	(3)	3,975,997	(4)	0		8,875,997
Termination upon Death or Disability	3,400,000	(2)	0		2,150,121	(5)	0		5,550,121
Termination upon Expiration of the Employment Agreement without similar offer of employment	3,400,000	(2)	750,000	(3)	3,975,997	(4)	0		8,125,997
Termination for Cause or without Good Reason	0		0		0		0		0
Termination for Good Reason or following a Change in Control	3,400,000	(2)	12,789,600	(6)	3,975,997	(4)	6,289,059	(7)	26,454,656
Termination upon Retirement	3,400,000	(2)	0		0	(8)	0		3,400,000
Change in Control Only	0		0		3,975,997	(4)	0		3,975,997

(1)	Calculated as the sum of (i) the number of restricted shares that vest upon termination of employment multiplied by the closing price of our common shares on December 31, 2009 ($22.30) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $22.30 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals total actual bonus for 2009 performance.

(3)	Equal to contractually stated severance amount.

(4)	Calculated assuming that all unvested restricted shares and options fully vest upon a change in control or termination of employment, as applicable.

(5)	Calculated assuming that the 33,333 restricted shares granted on February 19, 2009 fully vest that all other unvested restricted shares vest on a pro-rata basis and all unvested performance vesting options terminate.

(6)	Calculated as three times the aggregate of (i) Mr. Becker’s then current base salary and (ii) the greater of Mr. Becker’s last paid bonus or then current target bonus. Assumes target bonus equals 300% of current base salary.

(7)	Pursuant to his employment agreement, Mr. Becker under certain circumstances is entitled to receive a gross-up payment from us to make him whole as a result of any excise taxes that may be imposed upon him under Code Section 4999.

(8)	Calculated assuming that all unvested non-performance vesting restricted shares continue to vest per their original vesting schedule and all unvested performance vesting restricted shares and options terminate. Calculated using the closing price of our common shares on December 31, 2009 ($22.30), the unvested awards have a value of $2,793,922.

Joseph W. Roberts, Peter A. Minton and Angelo M. Guagliano. Pursuant to the terms of the employment agreements for each of Messrs. Roberts, Minton and Guagliano (each, for purposes of this discussion, an “executive”), in the event that an executive’s employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (i) accrued but unpaid base salary; (ii) accrued but unused vacation pay; and (iii) reimbursement for previously incurred reasonable business expenses. The executive will also be entitled to any other rights, compensation and benefits that may be due to him in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event that an executive’s employment is terminated by us (or Max Bermuda in the case of Mr. Guagliano) without Cause (as defined below) or by the executive for Good Reason (as defined below), in addition to the accrued amounts set forth above, the executive will receive any accrued but unpaid bonus, a pro-rated bonus (reflecting both the cash and restricted stock bonus components) payable for the year of termination of employment and regular severance in an amount equal to the sum of the executive’s then current annual base salary and the bonus (reflecting both the cash and restricted stock bonus components) last paid or payable to the executive in respect of the last completed fiscal year preceding termination. The regular severance is payable in twelve substantially equal monthly installments and is contingent upon the executive’s execution and non-revocation of a general release of claims in our favor. The pro-rated bonus for the year of termination is payable no later than March 15th of the calendar year following termination. In addition to the foregoing payments, Mr. Roberts will receive an additional 730 days of vesting credit (provided the total number of days of vesting credit does not exceed 1,095) in determining the vesting of 35,000 restricted shares that we granted Mr. Roberts in February 2007.

Notwithstanding the foregoing, in the event that an executive’s employment is terminated by us (or Max Bermuda in the case of Mr. Guagliano) without Cause or by the executive for Good Reason in connection with, upon the occurrence of, or within twelve months following a change in control (as defined below), then in lieu of the above regular severance amount, the executive will receive enhanced severance in an amount equal to two times the sum of the executive’s then current annual base salary and target bonus (reflecting both the cash and restricted stock bonus components). The enhanced severance is payable in a lump sum, but with respect to Messrs. Minton and Guagliano, the portion of the enhanced severance that is equal to the regular severance is only payable in lump sum if the executive’s employment is terminated within twelve months following a change of control that constitutes a “change in control event” within the meaning of Code Section 409A. Otherwise, that portion of the enhanced severance is payable in monthly installments as set forth above. The regular or enhanced severance payments are made (or begin, in the case of installments) upon the expiration of the applicable release revocation period or six months following the date of the executive’s termination in the event that we determine that the executive is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments).

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

In the event that an executive’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, the executive or his beneficiaries will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which his employment terminates.

In the event that an executive’s employment terminates due to his retirement, in addition to the accrued amounts set forth above, the executive will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which he retires. Payment of the pro-rata bonus is contingent on the executive not engaging in employment, consulting, directorships or certain other relationships without the consent of our board (or Max Bermuda’s board in the case of Mr. Guagliano).

Assuming Mr. Roberts’ employment terminated or there was a change in control under each of the circumstances described above on December 31, 2009, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	1,125,000	(2)	1,450,000	(3)	1,580,446	(3)	4,155,446
Termination upon Death or Disability	1,125,000	(2)	0		1,549,805	(5)	2,674,805
Termination upon Six months notice of Non-renewal of Employment Agreement by Employee	0		0		0		0
Termination upon Six months notice of Non-renewal of Employment Agreement by Employer	0		225,000	(6)	0	(7)	225,000
Termination for Cause or Without Good Reason	0		0		0		0
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change in Control	1,125,000		3,150,000	(7)	2,323,036	(8)	6,598,036
Termination upon Retirement (not eligible as of December 31, 2009)	0		0		0		0
Change in Control Only	0		0		2,323,036	(8)	2,323,036

(1)	Calculated as the sum of (i) the number of restricted shares vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2009 ($22.30) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $22.30 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals actual bonus for 2009 performance.

(3)	Calculated as the sum of (i) Mr. Roberts’ base salary in effect on December 31, 2009 and (ii) the bonus paid to Mr. Roberts with respect to the fiscal year ended December 31, 2008.

(4)	Calculated assuming (i) pro-rata vesting of all unvested restricted shares provided, however, that Mr. Roberts was granted an additional 730 days of credit in determining the vesting of the 35,000 restricted shares from Mr. Roberts’ February 2007 award and (ii) pro-rata vesting of all unvested options that would have vested on the next scheduled vesting data.

(5)	Calculated assuming (i) pro-rata vesting of unvested restricted shares and (ii) pro-rata vesting of all unvested options that would have vested on the next scheduled vesting date.

(6)	Calculated as six months of Mr. Roberts’ then current base salary.

(7)	Calculated as two times the aggregate of (i) Mr. Roberts’ then current base salary and (ii) Mr. Roberts’ then current target bonus. Assumes target bonus equals 250% of current base salary.

(8)	Calculated assuming that all unvested restricted shares and options fully vest upon a change in control or termination of employment, as applicable.

Assuming Mr. Minton’s employment terminated under each of the circumstances described above on December 31, 2009, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	1,900,000	(2)	2,108,300	(3)	1,311,641	(4)	5,319,941
Termination upon Death or Disability	1,900,000	(2)	0		1,311,641	(4)	3,211,641
Termination upon Six months notice of Non-renewal of Employment Agreement by Employee	0		0		0		0
Termination upon Six months notice of Non-renewal of Employment Agreement by Employer	0		334,150	(5)	0		334,150
Termination for Cause or without Good Reason	0		0		0		0
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change in Control	1,900,000	(2)	4,678,100	(6)	2,035,566	(7)	8,613,666
Termination upon Retirement	1,900,000	(2)	0		0	(8)	1,900,000
Change in Control Only	0		0		2,035,566	(7)	2,035,566

(1)	Calculated as the sum of (i) the number of restricted shares vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2009 ($22.30) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $22.30 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals actual bonus for 2009 performance.

(3)	Calculated as the sum of (i) Mr. Minton’s base salary in effect on December 31, 2009 and (ii) the bonus paid to Mr. Minton with respect to the fiscal year ended December 31, 2008.

(4)	Calculated assuming (i) pro-rata vesting of all unvested restricted shares and (ii) pro-rated vesting of all unvested options that would have vested on the next scheduled vesting date.

(5)	Calculated as six months of Mr. Minton’s then current base salary.

(6)	Calculated as two times the aggregate of (i) Mr. Minton’s then current base salary and (ii) Mr. Minton’s then current target bonus. Assumes target bonus equals 250% of current base salary.

(7)	Calculated assuming that all unvested restricted shares and options fully vest upon change in control or termination of employment, as applicable.

(8)	Restricted shares continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2009 ($22.30), the unvested awards have a value of $2,035,566.

Assuming Mr. Guagliano’s employment terminated under each of the circumstances described above on December 31, 2009, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	1,440,000	(2)	1,750,800	(3)	1,431,080	(4)	4,621,880
Termination upon Death or Disability	1,440,000	(2)	0		1,431,080	(4)	2,871,080
Termination upon Six months notice of Non-renewal of Employment Agreement by Employee	0		0		0		0
Termination upon Six months notice of Non-renewal of Employment Agreement by Employer	0		275,400	(5)	0		275,400
Termination for Cause or without Good Reason	0		0		0		0
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change in Control	1,440,000	(2)	3,855,600	(6)	2,324,329	(7)	7,619,929
Termination upon Retirement	1,440,000	(2)	0		0	(8)	1,440,000
Change in Control Only	0		0		2,324,329	(7)	2,324,329

(1)	Calculated as the sum of (i) the number of restricted shares vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2009 ($22.30) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $22.30 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals actual bonus for 2009 performance.

(3)	Calculated as the sum of (i) Mr. Guagliano’s base salary in effect on December 31, 2009 and (ii) the bonus paid to Mr. Guagliano with respect to the fiscal year ended December 31, 2008.

(4)	Calculated assuming (i) pro-rata vesting of all unvested restricted shares and (ii) pro-rated vesting of all unvested options that would have vested on the next scheduled vesting date.

(5)	Calculated as six months of Mr. Guagliano’s then current base salary.

(6)	Calculated as two times the aggregate of (i) Mr. Guagliano’s then current base salary and (ii) Mr. Guagliano’s then current target bonus. Assumes target bonus equals 250% of current base salary.

(7)	Calculated assuming that all unvested restricted shares and options fully vest upon a change in control or termination of employment, as applicable.

(8)	Restricted shares continue to vest per their original vesting schedule. Calculated using the closing price of our common shares on December 31, 2009 ($22.30), the unvested awards have a value of $2,324,329.

Adam J. Mullan. Mr. Mullan does not have a written employment agreement but we are presently negotiating a new employment agreement with him, the terms and conditions of which will be based on those of similarly situated executives. Based on understandings with Mr. Mullan and our Company, he is entitled to the severance payments and benefits generally applicable to Messrs. Roberts, Minton and Guagliano, as discussed above.

Assuming that Mr. Mullan’s employment terminated or there was a change in control under each of the circumstances set forth in the chart below on December 31, 2009, Mr. Mullan would be entitled to payments and benefits having an estimated value of:

	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	905,400	(2)	1,146,510	(3)	668,130	(4)	2,720,040
Termination upon Death or Disability	905,400	(2)	0		668,130	(4)	1,573,530
Termination for Cause or without Good Reason	0		0		0		0
Termination without Cause or for Good Reason following a Change in Control	905,400	(2)	3,447,570	(5)	1,067,010	(6)	5,419,980
Termination upon Retirement (not eligible as of December 31, 2009)	0		0		0		0
Change in Control only	0		0		1,067,010	(6)	1,067,010

(1)	Calculated as the sum of (i) the number of restricted shares vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2009 ($22.30) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $22.30 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

(2)	Assumes that pro-rated bonus equals actual bonus for 2009 performance.

(3)	Calculated as the sum of (i) Mr. Mullan’s base salary in effect on December 31, 2009 and (ii) the bonus paid to Mr. Mullan with respect to the fiscal year ended December 31, 2008.

(4)	Calculated assuming (i) pro-rata vesting of all unvested restricted shares and (ii) pro-rated vesting of all unvested options that would have vested on the next scheduled vesting date.

(5)	Calculated as two times the aggregate of (i) Mr. Mullan’s then current base salary and (ii) target bonus equal to 250% of current base salary.

(6)	Calculated assuming that all unvested restricted shares and options fully vest upon a change in control or termination of employment, as applicable.

Employment Agreement Definitions

For purposes of the employment agreements described herein, “Cause” generally means the named executive officer’s (i) drug or alcohol use which impairs his ability to perform his duties, (ii) conviction by a court, or plea of “no contest” or guilty to a felony or equivalent, (iii) engaging in fraud, embezzlement or any other illegal conduct with respect to us, (iv) willful violation of the restrictive covenants set forth in the named executive officer’s employment agreement, (v) willful failure or refusal to perform the duties under the named executive officer’s employment agreement, (vi) breach of any material provision of the named executive officer’s employment agreement related to conduct which is not cured, if curable, within 10 days after written notice is given by us to the named executive officer (or in the case of Mr. Becker, 30 days written notice), or (vii) willful misconduct that is directly related to the employment relationship and that has a material detrimental effect on us or our affiliates (except in the case of Mr. Becker).

For purposes of the employment agreements described herein, “Good Reason” means any of the following events which is not cured, if curable, within thirty days after the named executive officer has given notice to us of (i) any material and adverse change to his duties or authority which is inconsistent with his title and position as applicable, (ii) a reduction of the named executive officer’s base salary, or (iii) a failure by us to comply with any other material provisions or obligations pursuant to the named executive officer’s employment agreement. For Messrs. Becker, Minton, Roberts and Guagliano, the following events could also constitute Good Reason: (a) a diminution of the named executive officer’s title or position; or (b) the relocation of the named executive officer’s office outside of Bermuda. Good reason for Mr. Becker may also be triggered upon a material reduction in the benefits set forth in his employment agreement. For Messrs. Minton, Roberts and Guagliano, a target bonus below 50% of base salary may also constitute Good Reason under each respective employment agreement.

For purposes of the employment agreements described herein, “disability” generally means if, as a result of incapacity due to physical or mental illness, the named executive officer is substantially unable to perform his duties for an entire period of at least 120 consecutive days (180 days in the case of Mr. Becker) or 180 non-consecutive days within any 365-day period.

For purposes of Messrs. Becker’s, Roberts’ and Minton’s employment agreements, the term “change in control” generally means (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of Max Capital or those of Max Bermuda, (ii) any person is or becomes, directly or indirectly, the beneficial owner of our securities representing 51% or more of the combined voting power of our then outstanding voting securities, (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute our board of directors and any new director, whose election to the board of directors or nomination for election to the board of directors by our shareholders was approved by a vote of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the board of directors then in office, or (iv) our board of directors or our shareholders approve a merger or consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 80% of the total voting power represented by our voting securities immediately after such merger or consolidation, or our board of directors or our shareholders approve a plan of complete liquidation or an agreement for the sale or disposition (in one or a series of transactions) of all or substantially all of our assets.

For purposes of Mr. Guagliano’s employment agreement, the term “change in control” means (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of our assets or those of Max Bermuda, (ii) any person is or becomes, directly or indirectly, the beneficial owner of securities of Max Bermuda that represent 51% or more of the combined voting power of Max Bermuda’s then outstanding voting securities, (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted our board of directors (together with any new directors whose election by our board of directors whose nomination by our shareholders was approved by a vote of our board of directors then still in office who are either directors at the beginning of such period or whose election or nomination for election was so previously approved) cease for any reason to constitute a majority of our board of directors then in office, or (iv) our board of directors or our shareholders approve a merger or consolidation of the parent with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 80% of the total voting power represented by our voting securities immediately after such merger or consolidation, or our board of directors or shareholders approve a plan of our complete liquidation or an agreement for the sale or disposition by us (in one or a series of transactions) of all or substantially all of our assets.

Incentive Plans

Generally, our restricted share awards granted on or after February 8, 2010, provide that, upon termination of the named executive officer’s service relationship with us, the named executive officer will receive immediate vesting of his restricted share awards if the termination of the service relationship resulted from (i) his death, (ii) termination by us due to the named executive officer’s disability (as defined below), (iii) termination by us without Cause (as defined in our 2008 Incentive Plan), or (iv) termination by the named executive officer for Good Reason (as defined in the named executive officer’s employment agreement). Subject to certain limitations, if the service relationship is terminated as a result of our failure to renew the named executive officer’s work permit, the named executive officer is eligible to receive full vesting of the outstanding restricted awards. For those share awards with retirement provisions, upon retirement the named executive officer’s award vesting schedule will remain unchanged. If the service relationship with the named executive officer ends for a reason other than those listed in this paragraph, the restricted shares will be forfeited and the named executive officer will have no rights with respect to the award.

Generally, our restricted share awards granted prior to February 8, 2010 provide that, upon termination of the named executive officer’s service relationship with us, the named executive officer will receive immediate vesting of a pro-rata portion of his restricted share awards if the termination of the service relationship resulted from (i) his death, (ii) termination by us due to the named executive officer’s disability (as defined below), (iii) termination by us without Cause (as defined in our 2000 Incentive Plan), or (iv) termination by the named executive officer for Good Reason (as defined in the named executive officer’s employment agreement). Subject to certain limitations, if the service relationship is terminated as a result of our failure to renew the named executive officer’s work permit in Bermuda, the named executive officer is eligible to receive full vesting of the outstanding restricted awards. Upon retirement, the named executive officer’s award vesting schedule will remain unchanged provided that, during the term of the vesting period, the named executive officer does not enter into to any employment, consulting, service or similar arrangements or accept any directorship that has not been pre-approved by our Compensation Committee. If the service relationship with the named executive officer ends for a reason other than those listed in this paragraph, the restricted shares will be forfeited and the named executive officer will have no rights with respect to the award.

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

With respect to options granted under our 2008 Incentive Plan, upon the named executive officer’s death or, as determined by our Compensation Committee, disability, or termination by us without Cause (as defined in the applicable Incentive Plan) or, subject to limitations, our failure to renew the named executive officer’s work permit in Bermuda, if applicable, and to offer a comparable position with an affiliate, a pro-rata portion of the options that would have vested on the next grant anniversary date will vest as of the termination date and all other unvested options will be forfeited.

Upon a change in control, all restrictions, if any, on any share awards, restricted shares, or restricted share units granted under our Incentive Plans will automatically lapse and all options will automatically vest and become immediately exercisable in full and all unvested warrants will become immediately vested.

Notwithstanding the termination provisions described above, pursuant to the terms of Mr. Becker’s employment agreement, unvested portions of option and restricted share awards granted to Mr. Becker (including any awards granted in the future) will immediately vest in full upon the occurrence of any of the following events (i) our termination of Mr. Becker’s employment without Cause (as defined in his employment agreement), (ii) termination of Mr. Becker’s employment for Good Reason (as defined in his employment agreement), (iii) termination following a change in control (as defined in his employment agreement) or (iv) termination at the end of the term. Additionally, pursuant to the terms of Mr. Becker’s performance-based restricted share award granted February 19, 2009, if Mr. Becker’s employment is terminated on account of his death or disability (as defined in the employment agreement), he will receive immediate full vesting of this restricted share award.

Warrants. If Mr. Minton’s employment is terminated, his warrants, all of which are vested, will remain exercisable for (i) thirty days following his termination of employment if Mr. Minton’s termination is for Cause or without Good Reason, or (ii) six months following his termination of employment if Mr. Minton’s termination arises out of Disability, without Cause, for Good Reason (each as defined in the warrant agreement) or a failure of the Bermuda immigration authorities to renew his work permit.

Compensation Risk Management Disclosure

Our Compensation Committee considers the principal risk related to compensation for our employees to be that we may overcompensate individuals for underwriting business that ultimately is not profitable given that much our insurance and reinsurance business is long-tail and we cannot predict with certainty how claims will develop or the Company’s future operating performance related thereto. Accordingly, in an effort to align our employees’ economic interests with those of our Company, underwriting performance is assessed on a rolling three-year basis in addition to current-year results. Further, our compensation program encourages consistent long-term performance by allocating a significant portion of executive bonus awards in the form of restricted stock with vesting after three years in most instances. The time based vesting over three years helps ensure that our executives’ interests align with those of our Company and our stockholders. In those instances where performance is a prerequisite for vesting, our Compensation Committee sets performance goals that it believes are reasonable in light of our Company’s past performance and general market conditions. As a result of the foregoing, our Compensation Committee believes our compensation programs are appropriately structured and do not pose a material risk to our Company.

Director Compensation

We currently have eight directors who are eligible to receive compensation for their services as directors, all of whom are non-employee directors. Neither Messrs. Becker nor Minton receives additional compensation for serving as a member of our board of directors.

At each annual general meeting, each non-employee director receives a $50,000 annual retainer, the ARMC chairman receives a $25,000 annual retainer, the Compensation Committee chairman receives a $15,000 annual retainer and each other committee chair receives a $10,000 annual retainer. Non-employee directors are paid board and committee meeting fees of $2,500 per meeting. In addition, to the extent that a director performs specific tasks on behalf of and at the direction of the board, we may compensate such director on a per diem basis in an amount equal to a meeting fee. Along with cash compensation, on the day following the annual general meeting, each non-employee director receives either 4,000 restricted shares or 4,000 restricted share units. We reimburse directors for usual and customary expenses while on company business. In addition, we reimburse directors for expenses for family members to accompany them to one board meeting per year.

The compensation of our directors is reviewed annually and revisions to our non-employee directors’ compensation will be made upon the recommendation of the Nominating and Corporate Governance Committee, subject to such conditions or restrictions, if any, that such committee or our Compensation Committee may determine.

Director Compensation for Fiscal Year 2009

The following Director Compensation Table summarizes the compensation paid to our directors in 2009.

Name	Fees Earned or Paid in Cash ($) (1)	Share Awards ($) (2)(3)	All Other Compensation ($) (4)	Total ($)
Zack H. Bacon III(5)	27,500	—	—	27,500
Gordon Cheesbrough	97,500	83,400	1,821	182,721
K. Bruce Connell	90,000	83,400	—	173,400
Willis T. King, Jr.	102,500	83,400	4,886	190,786
William Kronenberg III	102,500	83,400	3,744	189,644
James H. MacNaughton	100,000	83,400	2,936	186,336
Steven M. Skala	92,500	83,400	17,168	193,068
Mario P. Torsiello	375,000	83,400	7,693	466,093
James L. Zech	97,500	83,400	2,532	183,432

(1)	Fees Earned or Paid in Cash are comprised of the following:

Name	Retainer Fee	Board Meeting Fee	Committee Meeting Fee	Board Retreat	Fee for service on a subsidiary board	Per Diem board fee for work on behalf of the board for strategic initiatives	Total Fees
Zack H. Bacon III	—	17,500	7,500	—	—	2,500	27,500
Gordon Cheesbrough	60,000	22,500	12,500	2,500	—	—	97,500
K. Bruce Connell	50,000	22,500	10,000	2,500	2,500	2,500	90,000
Willis T. King, Jr.	65,000	17,500	17,500	2,500	—	—	102,500
William Kronenberg III	50,000	22,500	22,500	2,500	5,000	—	102,500
James H. MacNaughton	50,000	22,500	20,000	2,500	5,000	—	100,000
Steven M. Skala	50,000	22,500	17,500	2,500	—	—	92,500
Mario P. Torsiello	75,000	20,000	22,500	2,500	—	255,000	375,000
James L. Zech	60,000	20,000	15,000	2,500	—	—	97,500

(2)	Share awards granted in 2009 were granted under our 2008 Incentive Plan. We account for our Incentive Plans under FASB ASC TOPIC 718. The value in the “Share Awards” column is the full grant date fair value of the share awards computed in accordance with FASB ASC TOPIC 718.

(3)	The aggregate number of unvested restricted shares held by each director on December 31, 2009 was 78,000.

(4)	Includes costs to have family members accompany the director to one board of directors’ meeting per year.

(5)	Mr. Bacon is a former director who chose not to seek re-election at our November 2009 Annual General Meeting.

Compensation Committee Interlocks and Insider Participation

In 2009, our Compensation Committee consisted of Messrs. King, Kronenberg, Skala and Torsiello, each of whom our board of directors determined was independent in accordance with Nasdaq Global Select Market listing standards. No member of our Compensation Committee during 2009 is or was formerly an officer or employee of Max Capital or any of its subsidiaries. During 2009, no executive officer of Max Capital or any of its subsidiaries served on the compensation committee (or equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 3, 2010, with respect to the beneficial ownership, as defined in Rule 13(d) under the Exchange Act, of our common shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by (i) each person known by us to beneficially own, as defined in Rule 13d-3 under the Exchange Act, 5% or more of our outstanding common shares, (ii) each director and nominee for director, (iii) each named executive officer (as defined above under “Compensation Discussion and Analysis”) and (iv) all executive officers, directors and director nominees as a group. As of March 3, 2010, there were 56,430,809 common shares issued and outstanding. For purposes of the following table and the footnotes thereto, the term “currently exercisable” means exercisable as of March 3, 2010 or within 60 days following such date.

Name and Address of Beneficial Owner(1)	Number of Common Shares		Percent of Class(2)
Louis Moore Bacon Moore Holdings, LLC (“Moore Holdings”) 1251 Avenue of the Americas, 53rd Floor New York, NY 10020 USA	9,418,873	(3)	16.1%

Entities affiliated with Moore Capital Management, LLC (other than Moore Holdings, LLC) 1251 Avenue of the Americas, 53rd Floor New York, NY 10020 USA	2,333,334	(4)	4.1%

T. Rowe Price Associates, Inc. (“Price Associates”) 100 East Pratt Street Baltimore, MD 21202 USA	3,334,253	(5)	5.9%

FMR LLC (“FMR”) 82 Devonshire Street Boston, Massachusetts 02109	4,416,758	(6)	7.8%

W. Marston Becker	404,380	(7)	*

Angelo M. Guagliano	267,242	(8)	*

Peter A. Minton	468,217	(9)	*

Joseph W. Roberts	61,945	(10)	*

Adam J. Mullan	18,503	(11)	*

Gordon F. Cheesbrough	2,000	(12)	*

K. Bruce Connell	4,000	(13)	*

Willis T. King, Jr.	62,000	(14)	*

William Kronenberg III	116,333	(15)	*

James H. MacNaughton	0	(16)	*

Steven M. Skala	48,666	(17)	*

Mario P. Torsiello	20,000	(18)	*

James L. Zech	365,647	(19)	*

All directors, nominees and executive officers, as a group (19 persons)	2,028,241	(20)	3.6%

*	Less than 1%

(1)	Unless otherwise stated, the address for each beneficial owner is c/o Max Capital Group Ltd., Max House, 2 Front Street, Hamilton HM 11, Bermuda.

(2)	Computed on the basis of (i) 56,430,809 shares outstanding as of March 3, 2010, plus (ii) options exercisable within 60 days thereafter and (iii) warrants exercisable within 60 days thereafter. Our bye-laws reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise, as described in our bye-laws, 9.5% or more of the common shares to less than 9.5% of the total voting power of our capital stock unless otherwise waived at the discretion of the board of directors. As a result of the application of our bye-laws, the combined voting power of Moore Holdings, together with its affiliates, Moore Global Investments, Ltd. and Remington Investment Strategies, L.P., which we refer to collectively as the Moore Group, is limited to less than 9.5%, which results in the increase of the voting power of other shareholders. Pursuant to our bye-laws, the voting power of other shareholders, in the aggregate, is increased by the same number of votes held by the Moore Group that are subject to the voting limitation. Such increase applies to each of the other shareholders in proportion to its voting power as determined on any applicable record date, provided that such increase will be limited to the extent necessary to avoid causing any U.S. shareholder to have 9.5% or more voting power. Our bye-laws also limit the number of our common shares that may be owned by any person to less than 9.5% of our total common shares outstanding, unless otherwise waived by the board of directors. Our board of directors has waived this ownership limitation with respect to the Moore Group.

(3)	Includes warrants to acquire 2,205,318 common shares beneficially owned by Moore Holdings. Does not include 1,666,667 common shares beneficially owned by Moore Global Investments, Ltd., which we refer to as MGI, or 666,667 common shares beneficially owned by Remington Investment Strategies, L.P., which we refer to as Remington. Does not include 237,333 common shares owned by family members of Mr. Louis Bacon including 202,000 common shares owned by Mr. Zack Bacon, his brother and one of our former directors. Mr. Louis Bacon, as the controlling member of Moore Holdings, may be deemed to beneficially own the common shares and warrants to acquire common shares beneficially owned by Moore Holdings.

(4)	Consists of 1,666,667 common shares held of record or beneficially by MGI and 666,667 common shares held of record or beneficially by Remington. Moore Capital exercises voting and investment power with respect to portfolio assets held for the account of MGI. Moore Capital Advisors, L.L.C. is the sole general partner of Remington. Mr. Louis Bacon is the majority shareholder of Moore Capital and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Louis Bacon may be deemed to be the beneficial owner of the aggregate shares held of record or beneficially by MGI and Remington. Does not include 7,213,555 common shares or warrants to acquire 2,205,318 common shares beneficially owned by Moore Holdings as described in footnote 3.

(5)	Price Associates’ beneficial ownership of our common shares is based solely on a Form 13G/A filed by Price Associates on February 12, 2010. These common shares are owned by various individual and institutional shareholders including T. Rowe Price Mutual Funds, for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the common shares. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of these common shares, however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such common shares.

(6)	FMR’s beneficial ownership of our common shares is based solely on a Form 13G filed by FMR on February 16, 2010. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, is the beneficial owner of 3,835,158 shares of the Common Stock outstanding of the Company as a result of acting as investment adviser to various investment companies. Pyramis Global Advisors, LLC, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 28,600 shares of the outstanding Common Stock of the Company as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies owning such shares. Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR is the beneficial owner of 553,000 shares of the Company as a result of its serving as investment manager of institutional accounts owning such shares.

(7)	Includes (i) 2,000 common shares owned by the Becker Family Limited Partnership, of which Mr. Becker is a controlling partner, (ii) 1,386 common shares issued under our Employee Stock Purchase Plan, which we refer to as the ESPP, that remain subject to transfer restrictions and (iii) 280,834 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include (i) 54,166 common shares issuable upon the exercise of options under our Incentive Plans that are not currently exercisable and (ii) 231,575 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(8)	Includes 50,565 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 110,443 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(9)	Includes (i) warrants that are currently exercisable to acquire 46,652 common shares and (ii) 110,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 114,535 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(10)	Includes 12,090 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 85,982 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(11)	Does not include 56,888 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(12)	Consists of 2,000 common shares held by PSV Investments Ltd., an entity controlled by Mr. Cheesbrough. Does not include (i) 6,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions and (ii) 4,000 restricted share units issued under our Incentive Plans that remains subject to vesting restrictions.

(13)	Consists of 4,000 shares owned by Mr. Connell’s wife. Does not include 10,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(14)	Includes 2,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 10,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(15)	Does not include 10,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(16)	Does not include 8,000 restricted common shares issued under our Incentive Plans that remain subject to vesting restrictions.

(17)	Includes (i) 26,666 common shares beneficially owned by Stockmoor Pty. Ltd., as to which Mr. Skala has a beneficial interest as the sole director thereof and as a beneficiary of a trust, the trustee of which is a shareholder in the ultimate holding company of Stockmoor Pty. Ltd. and (ii) 18,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include (i) 6,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions and (ii) 4,000 restricted share units issued under our Incentive Plans that remain subject to vesting provisions.

(18)	Includes 18,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable. Does not include 10,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(19)	Includes (i) 18,000 common shares issuable upon the exercise of options issued under our Incentive Plans that are currently exercisable and (ii) 188,538 shares held in trust for the benefit of family members. Does not include 10,000 restricted common shares issued under our Incentive Plans that remain subject to vesting provisions.

(20)	Includes (i) warrants that are currently exercisable to acquire 46,652 common shares, (ii) options to acquire 548,789 common shares that are currently exercisable and (iii) 5,534 common shares issued under our ESPP that remain subject to transfer restrictions. Does not include (A) options to acquire 354,166 common shares that are not currently exercisable and (B) 837,695 restricted common shares and restricted stock units issued under our Incentive Plans that remain subject to vesting provisions.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including our Incentive Plans, as amended if applicable.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,716,957	(1)	22.24	3,396,927	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,716,957	(1)	22.24	3,396,927	(2)

(1)	Includes 1,625,805 common shares issuable upon the exercise of options that were outstanding under our Incentive Plans as of December 31, 2009. Also includes 91,152 common shares issuable upon the exercise of warrants granted in 2000 and 2001 to certain named executive officers and certain other employees pursuant to their respective employment agreements. The terms in the employment agreements providing for the granting of these warrants were approved by written shareholder resolution in December 1999.
(2)	Represents the difference between the number of securities issuable under our 2008 Incentive Plan (4,500,000) and the number of securities issued under our 2008 Incentive Plan as of December 31, 2009, 1,103,073, which consist of 852,136 restricted shares, 142,604 restricted stock units and 108,333 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

In February 2008, the ARMC adopted a written policy, which was approved by our board of directors and replaced the ARMC’s prior policy, for the review, approval and ratification of transactions with related persons. The policy covers related party transactions between us and any of our executive officers and directors or their affiliates, director nominees, 5% security holders and family members of any of the foregoing. Related party transactions covered by this policy are reviewed by the ARMC to determine whether the transaction is in the best interests of our Company and our shareholders. Subsequent to the adoption of the policy above, we have followed this policy regarding all reportable related party transactions.

Described below are transactions we have entered into with parties that are related to us. We believe that each of the transactions described below was on terms no less favorable to us than we could have obtained from unrelated parties.

Transactions and Relationships with Directors and their Affiliates

Alstra Capital Management, LLC, which we refer to as Alstra, an affiliate of Mr. Zack Bacon, a former director, served as fund of funds advisor for Max Diversified from April 2004 through January 2009. In consideration of the reduced allocation to alternative investments, we determined it prudent to manage Max Diversified’s investments internally. Accordingly, we hired certain key personnel from Alstra and terminated the services agreement with Alstra effective January 31, 2009. The research staff hired from Alstra assists in our internal management of both the traditional and alternative investment portfolios. Mr. Bacon was a member of the Executive Committee and the Finance and Investment Committee of our board of directors, which is responsible for, among other things, making recommendations to our board of directors regarding the selection of investment managers and custodians for our investable assets.

For the year ended December 31, 2009, Alstra received $0.7 million in fees as the fund of funds advisor for Max Diversified and a termination fee of $2.0 million upon termination of the advisor relationship. Max Diversified had approximately $8.5 million invested in funds managed directly by Moore Capital or its affiliates and approximately $303.6 million invested in other funds as of December 31, 2009. Moore Capital received aggregate management and incentive fees of $2.0 million in respect of Max Diversified’s assets invested in underlying funds managed by Moore Capital or its affiliates for the year ended December 31, 2009.

As an insurer and reinsurer with clients worldwide, in the ordinary course of business, we routinely enter into insurance and reinsurance transactions with entities affiliated with our directors.

Transactions with Grand Central Re

Mr. Minton, our Chief Operating Officer and a director, became a director of Grand Central Re in 2006. Mr. Roberts, our Chief Financial Officer, became President of Grand Central Re in April 2007. For services under the insurance management agreement between Max Managers and Grand Central Re, Max Managers received fees of $0.8 million in the year ended December 31, 2009.

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

Director Independence

Our board of directors currently has 10 members, eight of whom the board of directors has affirmatively determined, by resolution of the board of directors as a whole, are not officers or employees of Max Capital or its subsidiaries or individuals having a relationship that, in our board of directors’ opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and are therefore considered “independent” in accordance with Nasdaq Global Select Market listing standards. The directors and director nominees that our board of directors has determined to be independent in accordance with the foregoing standards are Messrs. Cheesbrough, Connell, King, Kronenberg, MacNaughton, Skala, Torsiello and Zech.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees

The aggregate amount of fees billed by KPMG for professional services rendered for the audit of our financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2009 and 2008 were $2,532,170 and $2,500,959, respectively. In 2009 and 2008, audit fees also included fees for professional services rendered in connection with the expression of an opinion on the effectiveness of our internal control over financial reporting based upon the audit. Such fees did not include amounts paid for reimbursement of expenses.

Audit-Related Fees

The aggregate amount of fees billed by KPMG for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements (and are not included in the Audit Fees reported above) for the fiscal years ended December 31, 2009 and December 31, 2008 were $248,161 and $32,980, respectively. Audit-related fees in 2009 and 2008 represented fees for the review of registration statements and offering documents.

Tax Fees

The aggregate amount of fees billed by KPMG for professional services rendered for tax compliance and tax advice for the fiscal years ended December 31, 2009 and December 31, 2008 were $337,759 and $165,950, respectively. These fees represented fees for professional services related to the preparation of returns and tax compliance.

All Other Fees

The fees billed by KPMG for services rendered to us in connection with due diligence work for the fiscal year ended December 31, 2009 was $183,592. For the fiscal year ended December 31, 2008, there were no fees billed other than for services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

General

The ARMC has considered whether the provision of non-audit services performed by the independent auditors is compatible with maintaining KPMG’s independence and has concluded that services to be performed by KPMG are generally limited to audit and tax services but may include other services. Any services provided by KPMG in addition to audit and tax related services are performed subject to our pre-approval policy.

Pre-Approval of Audit and Non-Audit Services

In 2003, the ARMC adopted a policy concerning the approval of audit and non-audit services, i.e. tax fees, to be provided to us by the independent auditor. The policy requires that all services KPMG, our independent auditor, may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the ARMC, except that we may, without such pre-approval, spend an amount on non-audit services of not more than 10% of the total amount of fees paid by us to our auditor during the fiscal year in which the non-audit services are performed. The ARMC approved all audit and non-audit services provided by KPMG during 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

3.	Exhibits

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

March 12, 2010