Form 10-Q
period 2010-03-31
MAX CAPITAL GROUP LTD.
filed 2010-05-05
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of May 3, 2010 was 56,982,067.

MAX CAPITAL GROUP LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MAX CAPITAL GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$690,246	$702,278
Fixed maturities, trading at fair value (amortized cost: 2010 - $220,567; 2009 - $226,007)	219,332	228,696
Fixed maturities, available for sale, at fair value (amortized cost: 2010 - $3,091,295; 2009 - $2,974,938)	3,158,131	3,007,356
Fixed maturities, held to maturity at amortized cost (fair value: 2010 - $1,013,315; 2009 - $1,033,551)	954,696	1,005,947
Other investments, at fair value	322,160	314,849
Accrued interest income	51,906	57,215
Premiums receivable	617,560	567,301
Losses and benefits recoverable from reinsurers	1,023,224	1,001,373
Deferred acquisition costs	72,195	65,648
Prepaid reinsurance premiums	232,947	190,613
Trades pending settlement	—	76,031
Other assets	131,809	122,439

Total assets	$7,474,206	$7,339,746

LIABILITIES
Property and casualty losses	$3,220,357	$3,178,094
Life and annuity benefits	1,306,916	1,372,513
Deposit liabilities	149,028	152,629
Funds withheld from reinsurers	138,984	140,079
Unearned property and casualty premiums	690,013	628,161
Reinsurance balances payable	168,329	146,085
Accounts payable and accrued expenses	61,955	67,088
Trades pending settlement	35,033	—
Senior notes	90,475	90,464

Total liabilities	5,861,090	5,775,113

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 56,979,568 shares issued and outstanding (2009 – 55,867,125)	56,980	55,867
Additional paid-in capital	744,466	752,309
Accumulated other comprehensive income	49,822	25,431
Retained earnings	761,848	731,026

Total shareholders’ equity	1,613,116	1,564,633

Total liabilities and shareholders’ equity	$7,474,206	$7,339,746

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)

	Three Months Ended March 31,
	2010	2009
REVENUES
Gross premiums written	$371,139	$434,273
Reinsurance premiums ceded	(153,220)	(164,379)

Net premiums written	$217,919	$269,894

Earned premiums	$304,997	$309,382
Earned premiums ceded	(110,757)	(119,100)

Net premiums earned	194,240	190,282
Net investment income	48,390	40,488
Net realized and unrealized gains on investments	6,422	18,441

Total other-than-temporary impairment losses	(698)	—
Portion of loss recognized in other comprehensive income (loss), before taxes	278	—

Net impairment losses recognized in earnings	(420)	—
Other income	344	1,306

Total revenues	248,976	250,517

LOSSES AND EXPENSES
Net losses and loss expenses	124,965	124,723
Claims and policy benefits	17,659	14,332
Acquisition costs	24,244	20,630
Interest expense	4,942	3,939
Net foreign exchange gains	(2,452)	(3,476)
Merger and acquisition expenses	4,744	5,223
General and administrative expenses	36,528	39,060

Total losses and expenses	210,630	204,431

INCOME BEFORE TAXES	38,346	46,086
Income tax expense	1,965	1,547

NET INCOME	36,381	44,539

Change in net unrealized gains and losses of fixed maturities, net of tax	34,131	(66,098)
Foreign currency translation adjustment	(9,740)	3,909

COMPREHENSIVE INCOME (LOSS)	$60,772	$(17,650)

Basic earnings per share	$0.64	$0.79

Diluted earnings per share	$0.63	$0.78

Weighted average common shares outstanding—basic	56,516,593	56,637,291

Weighted average common shares outstanding—diluted	57,383,748	57,183,826

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2010	2009
Common shares
Balance, beginning of period	$55,867	$55,806
Issuance of common shares, net	1,630	77
Repurchase of shares	(517)	—

Balance, end of period	56,980	55,883

Additional paid-in capital
Balance, beginning of period	752,309	763,391
Issuance of common shares, net	(1,619)	318
Stock based compensation expense	5,147	4,876
Repurchase of shares	(11,371)	—

Balance, end of period	744,466	768,585

Accumulated other comprehensive income (loss)
Balance, beginning of period	25,431	(45,399)
Holding gains (losses) on available for sale securities arising in period, net of tax	35,244	(66,146)
Net realized (gains) losses on available for sale securities included in net income, net of tax	(835)	48
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(278)	—
Foreign currency translation adjustment	(9,740)	3,909

Balance, end of period	49,822	(107,588)

Retained earnings
Balance, beginning of period	731,026	506,533
Net income	36,381	44,539
Dividends paid	(5,559)	(5,090)

Balance, end of period	761,848	545,982

Total shareholders’ equity	$1,613,116	$1,262,862

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$36,381	$44,539
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	5,147	4,876
Amortization of premium on fixed maturities	696	1,176
Accretion of deposit liabilities	1,582	565
Net realized and unrealized gains on investments	(6,422)	(18,441)
Net impairment losses recognized in earnings	420	—
Changes in:
Accrued interest income	5,164	7,058
Premiums receivable	(53,109)	(119,802)
Losses and benefits recoverable from reinsurers	(28,814)	(35,247)
Deferred acquisition costs	(7,534)	(12,912)
Prepaid reinsurance premiums	(43,777)	(45,927)
Other assets	(11,814)	2,244
Property and casualty losses	72,320	74,576
Life and annuity benefits	(9,700)	(10,045)
Funds withheld from reinsurers	(1,094)	(15,215)
Unearned property and casualty premiums	68,789	117,718
Reinsurance balances payable	22,578	4,520
Accounts payable and accrued expenses	(4,013)	(27,511)

Cash provided by (used in) operating activities	46,800	(27,828)

INVESTING ACTIVITIES
Purchases of available for sale securities	(422,965)	(154,597)
Sales of available for sale securities	132,632	60,785
Redemptions of available for sale securities	196,732	134,133
Purchases of trading securities	(7,058)	(26,073)
Sales of trading securities	—	28,539
Redemptions of trading securities	6,312	2,164
Purchases of held to maturity securities	(10,243)	—
Redemptions of held to maturity securities	10,311	—
Net sales of other investments	70,976	140,837

Cash (used in) provided by investing activities	(23,303)	185,788

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	11	395
Repurchase of common shares	(11,888)	—
Dividends paid	(5,559)	(5,090)
Repayments of bank loans	—	(75,000)
Additions to deposit liabilities	2,006	11,649
Payments of deposit liabilities	(7,378)	(77,143)

Cash used in financing activities	(22,808)	(145,189)

Effect of exchange rate changes on foreign currency cash	(12,721)	(6,598)
Net (decrease) increase in cash and cash equivalents	(12,032)	6,173
Cash and cash equivalents, beginning of period	702,278	949,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	$690,246	$955,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $nil and $3,568 for the three months ended March 31, 2010 and 2009, respectively.

Corporate taxes paid totaled $nil and $nil for the three months ended March 31, 2010 and 2009, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Max Capital Group Ltd. (“Max Capital” and, collectively with its subsidiaries, the “Company”), is a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities, property and casualty insurers, and life and health insurers. The Company underwrites a diversified portfolio of risks and serves clients ranging from Fortune 1000 companies to small owner-operated businesses. The Company also provides reinsurance for the life and annuity market when attractive opportunities arise.

Max Capital was incorporated on July 8, 1999 under the laws of Bermuda. Max Capital’s principal operating subsidiary is Max Bermuda Ltd. (“Max Bermuda”). Max Bermuda is registered as a Class 4 insurer and long-term insurer under the insurance laws of Bermuda.

The Company’s non-Lloyd’s European activities are conducted from Dublin, Ireland through Max Europe Holdings Limited (“Max Europe Holdings”) and its two wholly-owned operating subsidiaries, Max Re Europe Limited (“Max Re Europe”) and Max Insurance Europe Limited (“Max Insurance Europe”).

The Company’s Lloyd’s activities are conducted by Max UK Holdings Ltd. (“Max UK”) which, through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America. Max UK’s operations are based primarily in London, England. The Company’s proportionate share of Syndicates 1400, 2525 and 2526, are 100%, approximately 2% and approximately 36%, respectively.

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

On March 3, 2010, Max Capital entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Alterra Holdings Limited (“Alterra Holdings”), a direct wholly owned subsidiary of Max Capital, and Harbor Point Limited (“Harbor Point”), a privately held company, pursuant to which, subject to terms and conditions set forth therein, Alterra Holdings will amalgamate with Harbor Point (the “Amalgamation”). Immediately following the Amalgamation, Max Capital will be renamed and rebranded as “Alterra Capital Holdings Limited”. See Note 14 for further information regarding the planned Amalgamation with Harbor Point.

This report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.

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

Certain reclassifications, which did not impact net income, have been made to prior period amounts to conform to the current period presentation. These include the reclassification of other-than-temporary impairment losses to be presented separately from net realized and unrealized gains and losses on investments and the reclassification of merger and acquisition expenses to be presented separately from general and administrative expenses in the consolidated statements of income and comprehensive income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2009-17, Consolidations (810) Improvements to Financial Reporting Enterprises Involved with Variable Interest Entities

ASU 2009-17 amends the guidance on variable interest entities in ASC Topic 810. It changes the approach used to determine a variable interest entity’s (“VIE”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. It also clarifies but does not significantly change the characteristics that identify a VIE. The Company adopted ASU 2009-17 on January 1, 2010 and it did not have a material impact on the Company’s interim consolidated financial statements.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

ASU 2010-06, Fair Value Measurements and Disclosures (820) – Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has reflected the disclosure requirements effective for the current interim period in its interim consolidated financial statements.

ASU 2010-09, Subsequent Events

This ASU amends ASC Topic 855, Subsequent Events, to remove the requirement to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The Company has reflected the requirements of this ASU in its interim consolidated financial statements, and no longer discloses the date through which subsequent events have been evaluated. The Company continues to be required to evaluate subsequent events through the date of issuance of its interim consolidated financial statements.

3. SEGMENT INFORMATION

The Company operates in five segments: insurance, reinsurance, U.S. specialty, Max at Lloyd’s and life and annuity reinsurance. Within the insurance segment, the Company offers property and casualty excess of loss capacity on specific risks related to individual insureds. In the reinsurance segment, the Company offers property and casualty quota share and excess of loss capacity, providing coverage for a portfolio of underlying risks written by the Company’s clients. The U.S. specialty segment offers property and casualty insurance coverage from offices in the United States on specific risks related to individual insureds. The Max at Lloyd’s segment offers property reinsurance, accident and health insurance and reinsurance, aviation insurance, financial institutions insurance and professional liability insurance coverage through the Syndicates. The life and annuity reinsurance segment offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that manages the Company’s investment and financing activities.

Invested assets relating to the insurance, reinsurance and life and annuity reinsurance segments are managed on an aggregated basis. Consequently, investment income on this consolidated portfolio and gains on other investments are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, the Company allocates investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

Each of the U.S. specialty and the Max at Lloyd’s segments has its own portfolio of fixed maturities investments; as a result, the investment income earned by each of these portfolios is reported in its respective segment. The management of these portfolios, however, is handled on a consolidated basis together with the invested assets of the insurance, reinsurance and life and annuity segments.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of operations by segment for the three months ended March 31, 2010 and 2009 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Gross premiums written	$66,421	$154,851	$76,887	$72,117	$370,276	$863	$—	$371,139
Reinsurance premiums ceded	(38,576)	(45,351)	(49,227)	(19,959)	(153,113)	(107)	—	(153,220)

Net premiums written	$27,845	$109,500	$27,660	$52,158	$217,163	$756	$—	$217,919

Earned premiums	$97,041	$95,743	$73,890	$37,460	$304,134	$863	$—	$304,997
Earned premiums ceded	(47,246)	(15,958)	(39,977)	(7,469)	(110,650)	(107)	—	(110,757)

Net premiums earned	49,795	79,785	33,913	29,991	193,484	756	—	194,240
Net investment income	6,169	10,904	1,341	2,017	20,431	13,099	14,860	48,390
Net realized and unrealized gains (losses) on investments	306	318	—	(182)	442	5,916	64	6,422
Net impairment losses recognized in earnings	—	—	—	—	—	—	(420)	(420)
Other income	(11)	—	5	178	172	(28)	200	344

Total revenues	56,259	91,007	35,259	32,004	214,529	19,743	14,704	248,976

Net losses and loss expenses	37,279	50,065	21,363	16,258	124,965	—	—	124,965
Claims and policy benefits	—	—	—	—	—	17,659	—	17,659
Acquisition costs	(309)	14,966	3,674	5,767	24,098	146	—	24,244
Interest expense	234	1,701	—	—	1,935	1,363	1,644	4,942
Net foreign exchange (gains) losses	—	—	—	(2,709)	(2,709)	—	257	(2,452)
Merger and acquisition expenses	—	—	—	—	—	—	4,744	4,744
General and administrative expenses	5,897	8,959	8,472	2,713	26,041	657	9,830	36,528

Total losses and expenses	43,101	75,691	33,509	22,029	174,330	19,825	16,475	210,630

Income (loss) before taxes	$13,158	$15,316	$1,750	$9,975	$40,199	$(82)	$(1,771)	$38,346

Loss ratio *	74.9%	62.7%	63.0%	54.2%	64.6%	***
Combined ratio **	86.1%	92.7%	98.8%	82.5%	90.5%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

	Three Months Ended March 31, 2009
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Revenues
Gross premiums written	$87,682	$232,982	$68,833	$44,179	$433,676	$597	$—	$434,273
Reinsurance premiums ceded	(54,941)	(51,383)	(40,661)	(17,301)	(164,286)	(93)	—	(164,379)

Net premiums written	$32,741	$181,599	$28,172	$26,878	$269,390	$504	$—	$269,894

Earned premiums	$102,197	$123,986	$54,356	$28,246	$308,785	$597	$—	$309,382
Earned premiums ceded	(52,153)	(26,519)	(32,951)	(7,384)	(119,007)	(93)	—	(119,100)

Net premiums earned	50,044	97,467	21,405	20,862	189,778	504	—	190,282
Net investment income	5,241	9,228	1,593	822	16,884	11,566	12,038	40,488

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended March 31, 2009
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Max at Lloyd’s	Total	Reinsurance	Corporate	Consolidated
Net realized and unrealized gains on investments	1,236	3,042	148	467	4,893	7,868	5,680	18,441
Net impairment losses recognized in earnings	—	—	—	—	—	—	—	—
Other income	1,147	—	(152)	72	1,067	—	239	1,306

Total revenues	57,668	109,737	22,994	22,223	212,622	19,938	17,957	250,517

Net losses and loss expenses	36,464	66,215	12,085	9,959	124,723	—	—	124,723
Claims and policy benefits	—	—	—	—	—	14,332	—	14,332
Acquisition costs	(1,402)	17,463	1,224	3,152	20,437	193	—	20,630
Interest expense	—	(497)	—	—	(497)	(383)	4,819	3,939
Foreign exchange (gains) losses	—	—	—	(3,510)	(3,510)	—	34	(3,476)
Merger and acquisition expenses	—	—	—	—	—	—	5,223	5,223
General and administrative expenses	5,129	7,524	7,756	4,721	25,130	694	13,236	39,060

Total losses and expenses	40,191	90,705	21,065	14,322	166,283	14,836	23,312	204,431

Income (loss) before taxes	$17,477	$19,032	$1,929	$7,901	$46,339	$5,102	$(5,355)	$46,086

Loss ratio *	72.9%	67.9%	56.5%	47.7%	65.7%	***
Combined ratio **	80.3%	93.6%	98.4%	85.5%	89.7%	***

*	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
**	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
***	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for life and annuity underwriting.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world.

Financial information related to property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Gross premiums written - North America	$267,880	$346,869
Gross premiums written - Europe	82,129	58,730
Gross premiums written - Rest of the world	20,267	28,077
Reinsurance ceded - North America	(128,479)	(140,370)
Reinsurance ceded - Europe	(22,086)	(20,468)
Reinsurance ceded - Rest of the world	(2,548)	(3,448)

	$217,163	$269,390

The largest client in each of the three month periods ended March 31, 2010 and 2009 accounted for 8.1% and 13.1% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the three months ended March 31, 2010 and 2009 were from North America.

The largest client in each of the three month periods ended March 31, 2010 and 2009 accounted for 48.0% and 77.6% of the Company’s life and annuity gross premiums written, respectively. There were no new life and annuity transactions written in the three months ended March 31, 2010 and 2009.

4. INVESTMENTS

Fixed Maturities – Available for Sale

The fair values and amortized cost of available for sale fixed maturities at March 31, 2010 and December 31, 2009 were:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
March 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$513,459	$8,907	$(2,778)	$—	$519,588
Non-U.S. government	69,704	2,985	(790)	—	71,899
Corporate securities	1,276,120	44,136	(6,762)	—	1,313,494
Municipal securities	104,859	1,892	(1,029)	—	105,722
Asset-backed securities	90,945	937	(12,636)	(803)	78,443
Residential mortgage-backed securities(1)	771,276	24,277	(7,777)	(1,132)	786,644
Commercial mortgage-backed securities	264,932	21,171	(3,762)	—	282,341

	$3,091,295	$104,305	$(35,534)	$(1,935)	$3,158,131

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$411,596	$9,291	$(2,756)	$—	$418,131
Non-U.S. government	81,654	2,278	(1,905)	—	82,027
Corporate securities	1,246,815	36,070	(10,373)	(1,096)	1,271,416
Municipal securities	83,780	1,366	(1,488)	—	83,658
Asset-backed securities	113,531	1,168	(13,982)	(1,007)	99,710
Residential mortgage-backed securities(1)	752,618	21,451	(7,319)	(3,651)	763,099
Commercial mortgage-backed securities	284,944	14,552	(10,181)	—	289,315

	$2,974,938	$86,176	$(48,004)	$(5,754)	$3,007,356

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $720,526 (2009—$689,468).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies(1)	$1,240,114	39.3	$1,107,599	36.8
AAA	649,172	20.6	648,163	21.6
AA	288,936	9.1	288,158	9.6
A	719,341	22.8	721,596	24.0

	March 31, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
BBB	86,291	2.7	100,235	3.3
BB	23,884	0.8	34,781	1.2
B or lower	150,393	4.7	106,824	3.5

	$3,158,131	100.0	$3,007,356	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $720,526 (2009—$689,468).

The maturity distribution for available for sale fixed maturities held at March 31, 2010 was as follows:

	Amortized Cost	Fair Value
Within one year	$259,068	$264,820
After one year through five years	1,118,039	1,151,290
After five years through ten years	433,150	448,141
More than ten years	1,281,038	1,293,880

	$3,091,295	$3,158,131

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities – Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities at March 31, 2010 and December 31, 2009 were:

			Gross Unrealized Losses
March 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$20,550	$—	$(486)	$—	$20,064
Non-U.S. government	544,527	33,871	—	—	578,398
Corporate securities	389,619	25,234	—	—	414,853

	$954,696	$59,105	$(486)	$—	$1,013,315

			Gross Unrealized Losses
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$14,050	$—	$(515)	$—	$13,535
Non-U.S. government	573,250	11,034	—	—	584,284
Corporate securities	418,647	17,085	—	—	435,732

	$1,005,947	$28,119	$(515)	$—	$1,033,551

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities at March 31, 2010 and December 31, 2009.

March 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$20,550	2.2	$20,064	2.0
AAA	675,447	70.7	718,060	70.9
AA	94,101	9.9	99,709	9.8
A	150,602	15.8	160,097	15.8
BBB	12,609	1.3	13,911	1.4

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

March 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
BB	—	—	—	—
B or lower	1,387	0.1	1,474	0.1

	$954,696	100.0	$1,013,315	100.0

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$14,050	1.4	$13,535	1.3
AAA	717,954	71.4	734,595	71.1
AA	101,675	10.1	105,296	10.2
A	158,141	15.7	165,172	16.0
BBB	12,672	1.3	13,478	1.3
BB	—	—	—	—
B or lower	1,455	0.1	1,475	0.1

	$1,005,947	100.0	$1,033,551	100.0

The maturity distribution for held to maturity fixed maturities held at March 31, 2010 was as follows:

	Amortized Cost	Fair Value
Within one year	$27,786	$28,034
After one year through five years	125,265	129,837
After five years through ten years	139,051	148,675
More than ten years	662,594	706,769

	$954,696	$1,013,315

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended March 31,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$46,651	$42,427
Interest earned on funds withheld	3,777	105
Amortization of premium on fixed maturities	(696)	(1,176)
Investment expenses	(1,342)	(868)

	$48,390	$40,488

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Gross realized gains on available for sale securities	$2,720	$1,326
Gross realized losses on available for sale securities	(1,882)	(1,365)
Net realized and unrealized gains and losses on trading securities	(182)	467

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended March 31,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Change in fair value of other investments	7,288	18,013
Change in fair value of derivatives	(1,522)	—

Net realized and unrealized gains (losses) on investments	$6,422	$18,441

Net other-than-temporary impairment losses recognized in earnings	$(420)	$—

Change in net unrealized gains and losses on available for sale fixed maturities, before tax	$34,418	$(66,158)

For the three months ended March 31, 2010, the change in fair value of derivatives of $(1.5) million relates to equity call options embedded in certain convertible fixed maturity securities.

Included in net realized and unrealized gains and losses on trading securities was $0.2 million of net realized losses recognized on trading securities sold during the three months ended March 31, 2010 ($nil in the three months ended March 31, 2009).

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

The Company was required to record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other than temporary impairment (“OTTI”), from retained earnings to other comprehensive income (loss). To determine whether a cumulative effect adjustment was required, the Company reviewed OTTI it had recorded through realized losses on securities held at March 31, 2009, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other non-credit factors. The Company estimated that all of the OTTI previously recorded through earnings related to specific credit losses and therefore no cumulative effect adjustment was required.

The Company has reviewed all debt securities in an unrealized loss position at the end of the period to identify any securities for which there is an intention to sell those securities after the period end. For those securities where there is such an intention, the OTTI charge (being the difference between the amortized cost and the fair value of the security) was recognized in net income. The Company has reviewed debt securities in an unrealized loss position to determine whether it is more likely than not that it will be required to sell those securities. The Company has considered its liquidity and working capital needs and determined that it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position. The Company has also performed a review of debt securities, which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

The Company recorded $0.4 million of OTTI in earnings for the three months ended March 31, 2010 ($nil in the three months ended March 31, 2009), of which all related to estimated credit losses.

The following methodology and significant inputs were used to determine the estimated credit losses during the three months ended March 31, 2010:

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

•

Mortgage backed securities ($0.2 million) — the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing their analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•

Asset backed securities ($0.2 million) — the Company utilized underlying data for each security provided by investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios which modify expected default expectations and loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Fixed maturities with unrealized losses, and the duration of such conditions as of March 31, 2010 and as of December 31, 2009, were:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2010 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$203,653	$2,778	$—	$—	$203,653	$2,778
Non-U.S. government	16,419	790	—	—	16,419	790
Corporate securities	226,815	6,762	—	—	226,815	6,762
Municipal securities	33,911	1,029	—	—	33,911	1,029
Asset backed securities	33,277	12,799	1,429	640	34,706	13,439
Residential mortgage-backed securities	178,206	8,874	2,050	35	180,256	8,909
Commercial mortgage-backed securities	58,523	3,747	673	15	59,196	3,762

	$750,804	$36,779	$4,152	$690	$754,956	$37,469

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$122,515	$2,756	$—	$—	$122,515	$2,756
Non-U.S. government	24,457	1,905	—	—	24,457	1,905
Corporate securities	334,212	11,469	—	—	334,212	11,469
Municipal securities	54,212	1,488	—	—	54,212	1,488
Asset-backed securities	61,499	14,254	1,805	735	63,304	14,989
Residential mortgage-backed securities	211,344	10,957	1,802	13	213,146	10,970
Commercial mortgage-backed securities	111,598	10,169	951	12	112,549	10,181

	$919,837	$52,998	$4,558	$760	$924,395	$53,758

Of the total holding of 1,554 (as at December 31, 2009 – 1,495) available for sale securities, 311 (as at December 31, 2009 – 400) had unrealized losses at March 31, 2010.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months ended March 31, 2010:

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Expressed in thousands of U.S. Dollars)
Beginning balance at January 1, 2010	$1,530
Addition for credit loss impairment recognized in the current period on securities not previously impaired	173
Addition for credit loss impairment recognized in the current period on securities previously impaired	247
Reduction for securities sold during the period	—

Ending balance at March 31, 2010	$1,950

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Other Investments

Other investments comprise the Company’s investment in hedge funds and the Company’s investment in Grand Central Re Limited (“Grand Central Re”), a private equity investment. Together, the hedge funds and the private equity investment are referred to as the Company’s “hedge fund portfolio.”

The distribution of the hedge fund portfolio by investment strategy as at March 31, 2010 and December 31, 2009 was:

	March 31, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Convertible arbitrage	$—	—%	$—	—%
Distressed securities	61,115	19.0%	62,897	20.0%
Diversified arbitrage	32,577	10.1%	34,503	10.9%
Emerging markets	21,414	6.7%	26,211	8.3%
Event-driven arbitrage	41,425	12.9%	41,724	13.3%
Fixed income arbitrage	13,126	4.1%	14,351	4.6%
Global macro	34,812	10.8%	34,299	10.9%
Long/short credit	9,717	3.0%	9,426	3.0%
Long/short equity	102,553	31.8%	85,901	27.3%
Opportunistic	2,732	0.8%	2,765	0.8%

Total hedge funds	319,471	99.2%	312,077	99.1%
Reinsurance private equity	2,689	0.8%	2,772	0.9%

Total other investments	$322,160	100.0%	$314,849	100.0%

Cash and cash equivalent balances of $15.5 million and $22.3 million held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively. Redemptions receivable of $8.1 million and $79.1 million held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets at March 31, 2010, and December 31, 2009, respectively.

As of March 31, 2010, the hedge fund portfolio employed nine strategies invested in 33 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

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

Of the Company’s March 31, 2010 outstanding redemptions receivable of $8.1 million, none of which is gated, $3.0 million was received in cash prior to May 3, 2010. The fair value of the Company’s holdings in funds with gates imposed as at March 31, 2010 is $41.1 million (December 31, 2009—$41.8 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at March 31, 2010, the fair value of our hedge funds held in side-pockets is $87.9 million (December 31, 2009—$99.8 million).

Further details regarding the redemption of the hedge fund portfolio at March 31, 2010 is as follows:

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/ Side Pocket Investments(1)	Investments without Gates or Side Pockets	Redemption Frequency(2)	Redemption Notice Period(2)
Convertible arbitrage	$—	$—	$—
Distressed securities	61,115	23,115	38,000	Biannually(3)	180 days
Diversified arbitrage	32,577	32,577	—
Emerging markets	21,414	21,414	—
Event-driven arbitrage	41,425	31,765	9,660	Quarterly	60 days
Fixed income arbitrage	13,126	—	13,126	Monthly	90 days
Global macro	34,812	3,657	31,155	Monthly - Quarterly	60 days
Long/short credit	9,717	—	9,717	Quarterly	56 days
Long/short equity	102,553	13,801	88,752	Monthly - Annually(4)	30-90 days
Opportunistic	2,732	2,732	—

Total hedge funds	$319,471	$129,061	$190,410

(1)	For those investments which are restricted by gates or are invested in side pockets, the Company can not reasonably estimate at March 31, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice period apply to the investments which are not gated or invested in side pockets.
(3)	The next available redemption date is December 31, 2010 for investments totaling $31.4 million, and September 30, 2011 for the remaining $6.6 million.
(4)	For the funds with an annual redemption frequency, totaling $13.1 million, the next available redemption date is September 30, 2010.

As of March 31, 2010, the Company had no unfunded commitments related to its hedge fund portfolio.

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Restricted cash

As of March 31, 2010, $253.8 million of cash and cash equivalents (December 31, 2009—$224.4 million) were deposited, pledged or held in escrow accounts in favor of ceding companies, other counterparties and regulatory authorities. Certain of these deposits can be substituted with fixed maturity securities at the Company’s option, subject to the counter party’s approval.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At March 31, 2010, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, and residential and commercial mortgage-backed securities.

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

For all securities classified as Level 2, the market approach is utilized. The significant inputs used to determine the fair value of those securities classified as Level 2 are as follows:

•

U.S government agency securities consist of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The fair values of these securities are determined using the spread above the risk-free yield curve and reported trades. These are considered to be observable market inputs and therefore the fair values of these securities are classified within Level 2.

•

Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs include the spread above the risk-free yield curve, reported trades and broker/ dealer quotes. These are considered to be observable market inputs and therefore the fair values of these securities are classified within Level 2.

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker/ dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and therefore the fair value of these securities are classified within Level 2.

•

Municipal securities consist primarily of bonds issued by U.S. domiciled state and municipality entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker/ dealer quotes and benchmark yields. These are considered observable market inputs and therefore the fair value of these securities are classified within Level 2.

•

Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and therefore the fair value of these securities are classified within Level 2.

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and therefore the fair value of these securities are classified within Level 2.

•

Derivatives assets consist of convertible bond equity call options. The fair value of these options is determined using an option adjusted spread model, the significant inputs for which include equity prices, interest rates, and benchmark yields. These are considered observable market inputs and therefore the fair value of these securities are classified within Level 2.

The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the fair value hierarchy.

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company can not reasonably estimate at March 31, 2010, the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency which is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. The remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy as, at March 31, 2010, the Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $0.7 million was made to the net asset value reported by the fund manager as at March 31, 2010 (December 31, 2009—$0.7 million) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur. At March

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

31, 2010, $29.0 million of other investments have been transferred out of the Level 3 category and into the Level 2 category as the Company has the ability to redeem these investments within the near term.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2010.

March 31, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$126,729	$508,296	$—	$635,025
Non-U.S. government	—	71,899	—	71,899
Corporate securities	—	1,406,131	—	1,406,131
Municipal securities	—	105,722	—	105,722
Asset-backed securities	—	80,816	—	80,816
Residential mortgage-backed securities	—	787,997	—	787,997
Commercial mortgage-backed securities	—	289,873	—	289,873

Total fixed maturities	126,729	3,250,734	—	3,377,463
Other investments	—	183,788	135,683	319,471
Derivative asset	—	3,191	—	3,191

	$126,729	$3,437,713	$135,683	$3,700,125

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$126,760	$398,667	$—	$525,427
Non-U.S. government	—	82,027	—	82,027
Corporate securities	—	1,375,999	—	1,375,999
Municipal securities	—	83,658	—	83,658
Asset-backed securities	—	102,006	—	102,006
Residential mortgage-backed securities	—	763,974	—	763,974
Commercial mortgage-backed securities	—	302,961	—	302,961

Total fixed maturities	126,760	3,109,292	—	3,236,052
Other investments	—	135,148	176,929	312,077
Derivative asset	—	3,224	—	3,224

	$126,760	$3,247,664	$176,929	$3,551,353

The other investments above do not include a private equity investment of $2.7 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively, in which the Company is deemed to have significant influence and as such is accounted for under the equity method.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended March 31, 2010 and 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2010	$—	$176,929	$—	$176,929
Total gains or losses (realized/unrealized)
Included in net income	—	2,692	—	2,692
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(14,926)	—	(14,926)
Transfers in and/or out of Level 3	—	(29,012)	—	(29,012)

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Ending balance at March 31, 2010	$—	$135,683	$—	$135,683

The amount of total gains or losses for the three months ended March 31, 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$—	$2,692	$—	$2,692

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Fixed Maturities	Other Investments	Other Assets	Total
Beginning balance at January 1, 2009	$—	$749,208	$—	$749,208
Total gains or losses (realized/unrealized)
Included in net income	—	17,465	—	17,465
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	(172,187)	—	(172,187)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance at March 31, 2009	$—	$594,486	$—	$594,486

The amount of total gains or losses for the three months ended March 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$—	$18,778	$—	$18,778

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

As at March 31, 2010, the Company held $56.8 million (December 31, 2009—$35.0 million) in fair value of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential not the specific call option feature. The equity call option is an embedded derivative which is recorded at fair value with changes in fair value recognized in net realized and unrealized gains (losses) on investments in the consolidated statements of income and comprehensive income. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call options is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 5. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other assets in the consolidated balance sheets.

On April 23, 2009, the Company closed the derivative positions it had previously held in equity futures contracts denominated in U.S. dollars, Japanese yen, and Canadian dollars, for which the primary purpose was to manage the Company’s economic exposure to changes in the fair value of hedge fund redemptions requested but not yet received. These derivative instruments were not designated as hedging instruments. The Company records changes in the fair value of these instruments within net realized and unrealized gains (losses) on investments in the consolidated statements of income and comprehensive income. These derivatives were exchange-traded and the fair value was measured based on the later of the final traded price or the mid-point of the last bid-ask spread on the measurement date. The fair value of these derivatives was included within other investments in the consolidated balance sheets.

The fair values of derivative instruments at March 31, 2010 were:

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Convertible bond equity call options	Other assets	$3,191	—	$—

Total derivatives		$3,191		$—

The fair values of derivative instruments at December 31, 2009 were:

	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Convertible bond equity call options	Other assets	$3,224	—	$—

Total derivatives		$3,224		$—

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended March 31, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	2010 Amount of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	Net realized and unrealized gains on investments	$(1,522)	$—
Equity contracts	Net realized and unrealized gains on investments	—	8,112

Total derivatives		$(1,522)	$8,112

7. SENIOR NOTES

On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay a bank loan used to acquire and capitalize Max Specialty. On December 30, 2008, Max USA repurchased $8.5 million principal amount of its senior notes for $6.2 million, recognizing a gain of $2.2 million, net of deferred issuance costs. On December 10, 2009, Max USA repurchased $0.9 million principal amount of its senior notes for $0.8 million, recognizing a gain of $0.1 million, net of deferred issuance costs.

The fair value of the senior notes was $88.1 million as of March 31, 2010, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with these senior notes was $1.6 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.

8. INCOME TAXES

Max Capital and Max Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in the United States, Ireland, the United Kingdom, and any other jurisdictions, are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate.

The Company records income taxes during the quarter on the estimated effective annual rates for each of the years ended December 31, 2010 and 2009. Interest and penalties related to uncertain tax positions, of which there has been none, would be recognized in income tax expense.

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9. EQUITY CAPITAL

Max Capital’s board of directors declared the following dividends during 2009 and 2010:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable on
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

On February 9, 2010, the Board of Directors authorized an increase in the share repurchase plan of $100 million. During the three months ended March 31, 2010, under the Board-approved share repurchase authorization, the Company repurchased 516,957 common shares at an average price of $23.00 per common share for a total amount of $11.9 million, including the costs incurred to effect the repurchases. As at March, 31, 2010, the remaining authorization under the Company’s share repurchase program was $123.6 million.

10. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(Expressed in thousands U.S. Dollars)
Basic earnings per share:
Net income	$36,381	$44,539
Weighted average common shares outstanding—basic	56,516,593	56,637,291

Basic earnings per share	$0.64	$0.79

Diluted earnings per share:
Net income	$36,381	$44,539

Weighted average common shares outstanding—basic	56,516,593	56,637,291
Conversion of warrants	632,465	451,169
Conversion of options	234,690	95,366
Conversion of employee stock purchase plan	—	—

Weighted average common shares outstanding—diluted	57,383,748	57,183,826

Diluted earnings per share	$0.63	$0.78

For the three months ended March 31, 2010 and 2009, the impact of the employee stock purchase plan was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

11. RELATED PARTIES

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re, a Bermuda domiciled reinsurance company managed by Max Managers Ltd. (“Max Managers”). The Company owns 7.5% of the ordinary shares of Grand Central Re. Max Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of the Company and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Max Bermuda has not ceded any new business to Grand Central Re since 2003.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	March 31, 2010	December 31, 2009
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$100,110	$101,438
Deposit liabilities	13,948	15,429
Funds withheld from reinsurers	108,810	109,626
Reinsurance balances payable	25,747	26,385

	Three Months Ended March 31,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$493	$454
Earned premiums ceded	493	454
Other income	200	200
Net losses and loss expenses	—	(375)
Claims and policy benefits	532	2,316
Interest expense (benefit)	1,491	(1,693)

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

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company believes that the terms of the quota share retrocession agreements are comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors until November 2, 2009, served as the investment advisor for Max Diversified from April 1, 2004 until January 31, 2009. For the three months ended March, 31, 2009, Alstra received investment advisor fees of $0.7 million. During the three months ended March 31, 2009, the Company terminated its investment advisor agreement with Alstra, resulting in a termination fee of $2.0 million. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $0.1 million and $0.2 million, respectively, in respect of Max Diversified’s assets invested in an underlying fund managed by Moore Capital for the three months ended March 31, 2010 and 2009, respectively.

All investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains or losses on investments in the consolidated statements of income and comprehensive income.

12. COMMITMENTS AND CONTINGENCIES

Credit Facilities

The Company has three credit facilities as of March 31, 2010. The Company entered into its primary credit facility on August 7, 2007 with Bank of America and various other financial institutions. The primary credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Max Bermuda and certain of its insurance subsidiaries and loans to Max Bermuda and Max Capital. Subject to certain conditions and at the request of Max Bermuda, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility.

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

The third facility is Max Bermuda’s $75.0 million letter of credit facility with The Bank of Nova Scotia. This facility was renewed in December 2009. Absent renewal, this facility expires on December 16, 2010.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of March 31, 2010 and December 31, 2009:

	Credit Facilities (expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)
	Bank of America Syndicate	The Bank of Nova Scotia	Total	ING Bank N.V. - FAL facility
Letter of credit facility capacity at:
March 31, 2010	$600,000	$75,000	$675,000	GBP90,000

December 31, 2009	$600,000	$75,000	$675,000	GBP90,000

Letters of credit issued and outstanding at:
March 31, 2010	$428,656	$51,027	$479,683	GBP63,614

December 31, 2009	$411,461	$49,794	$461,255	GBP63,614

Cash and fixed maturities at fair value pledged as collateral at:
March 31, 2010	$501,650	$62,865	$564,515	GBP 3,627

December 31, 2009	$498,121	$65,213	$563,334	GBP 3,623

MAX CAPITAL GROUP LTD.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth and restrictions on the payment of dividends. The Company was in compliance with all the covenants of each of its letter of credit facilities at March 31, 2010.

See Note 14 for a discussion of the impact of the planned Amalgamation with Harbor Point on the Company’s credit facilities.

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

Warrants

The Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from June 29, 2010 to August 17, 2011. Warrants are issued with exercise prices approximating their fair value on the date of issuance.

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2009	2,296,470	2,296,470	$15.67	$5.60	$15.00-$18.00
Warrants exercised	(1,563,933)		$15.50	$5.56	$15.00-$18.00
Warrants forfeited	—

Balance, March 31, 2010	732,537	732,537	$16.01	$5.68	$15.00-$18.00

The warrants contain a “cashless exercise” provision which allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the three months ended March 31, 2010 were exercised pursuant to the cashless exercise provision, which resulted in 545,017 shares being issued for the exercise of 1,563,933 warrants.

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

There were no options granted during the three months ended March 31, 2010. The fair value of options granted during the three months ended March 31, 2009 was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	2009
Option valuation assumptions:
Expected option life	7.0	years
Expected dividend yield	2.32%
Expected volatility	34.3%
Risk-free interest rate	2.99%
Forfeiture rate	0.00%

The Company recognized $0.2 million and $0.2 million of stock-based compensation expense related to stock option awards for the three months ended March 31, 2010 and 2009, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of March 31, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $0.5 million, which is expected to be recognized over a weighted average period of 0.75 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $0.1 million.

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2009	1,625,805	1,324,138	$22.58	$6.13	$10.95 - 36.26
Options exercised	(16,000)		15.87	4.94	15.66 - 16.00
Options forfeited	(23,065)		26.70	7.51	26.70

Balance, March 31, 2010	1,586,740	1,286,740	$22.58	$6.12	$10.95 - 36.26

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2009	3,396,927	108,333	54,167	$18.25	$6.01	$18.25
Restricted stock granted	(973,349)	—
Restricted stock forfeited	1,943	—
Restricted stock units granted	(159,370)	—

Balance, March 31, 2010	2,266,151	108,333	54,167	$18.25	$6.01	$18.25

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Incentive Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after three or four years. Total compensation cost recognized for restricted stock awards recorded in general and administrative expenses was $4.9 million and $4.6 million for the three months ended March 31, 2010 and 2009, respectively.

A summary of the Company’s non-vested restricted stock awards as of December 31, 2009 and changes during the three months ended March 31, 2010 follow:

	Non-vested Restricted Stock	Weighted - Average Grant – Date Fair Value	Non-vested RSUs	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2009	2,226,811	$23.49	406,514	$23.75
Awards Granted	973,349	23.97	159,370	23.97
Awards Vested	(600,170)	24.64	(108,966)	24.81
Awards Forfeited (1)	(4,071)	22.41	—	—

Balance, March 31, 2010	2,595,919	$23.40	456,918	$23.58

(1)	Restricted stock forfeitures include 2,128 related to the 2000 Plan and do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for ESPP of $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

See Note 14 for a discussion of the impact of the planned Amalgamation with Harbor Point on the Company’s stock incentive plans.

14. THE AMALGAMATION

On March 3, 2010, Max Capital, Alterra Holdings, a wholly owned subsidiary of Max Capital, and Harbor Point entered into an Amalgamation Agreement pursuant to which, subject to the terms and conditions set forth therein, Alterra Holdings will amalgamate with Harbor Point, a privately held company. Immediately following the Amalgamation, Max Capital will be renamed and rebranded as Alterra Capital Holdings Limited.

Under the terms of the Amalgamation Agreement, holders of Harbor Point common stock will each receive a fixed exchange ratio of 3.7769 common shares of Max Capital for each Harbor Point share. In addition, Max Capital expects the board of directors of the combined company to declare a special cash dividend of $2.50 per share following closing of the Amalgamation to all shareholders of the combined company.

In connection with the Amalgamation, Max Capital filed a definitive proxy statement/ prospectus with the SEC on March 23, 2010. A special general meeting of Max Capital’s shareholders was held on April 29, 2010, at which meeting Max Capital’s shareholders approved the proposals related to the Amalgamation and the change in Max Capital’s name to Alterra Capital Holdings Limited.

The closing of the Amalgamation is subject to customary closing conditions, including receipt of certain regulatory approvals. The Company expects to complete the Amalgamation in the second quarter of 2010, although there can be no assurance that the parties will be able to do so.

Contingencies

In connection with entering into the Amalgamation Agreement, Max Bermuda and Max Capital entered into an amendment (the “Third Amendment”) to their primary credit facility with Bank of America and various other financial institutions. The Third Amendment includes the required lenders’ consent for Max to enter into the Amalgamation Agreement in addition to certain amendments to the primary credit facility. The amendments under the Third Amendment will take effect only upon the closing of the Amalgamation and certain other conditions precedent being satisfied.

On March 30, 2010, Max Capital and Max UK entered into an Amending and Restating Agreement relating to their credit facility agreement, dated October 13, 2008 (the “A&R Facility”), with ING and the banks and financial institutions listed therein. The A&R Facility will take effect only upon the closing of the Amalgamation. It will continue to provide up to GBP 90.0 million for the issuance of letters of credit to provide funds at Lloyd’s to support Lloyd’s syndicate commitments and will continue to be partially secured by investment and cash collateral.

On May 3, 2010, Max Bermuda entered into an Amendment No. 4 to its credit facility with The Bank of Nova Scotia (the “BNS Amendment”). The BNS Amendment is effective only upon the closing of the Amalgamation. It provides for an amendment of certain restrictive covenants and other provisions in the credit agreement to make such covenants and other provisions more consistent with similar provisions in other amendments to existing credit facilities to which Max Bermuda, Max Capital and Harbor Point are parties, that become effective upon the closing of the Amalgamation.

The amendments to the above credit facilities include, as applicable, increases in certain commissions and fees paid, including fees paid on outstanding letters of credit and fees paid on undrawn commitments.

Also, in connection with the planned Amalgamation, the Company has a contingent liability for professional fees of $17.6 million which are payable on the successful closing of the Amalgamation. No amount has been accrued in the interim consolidated financial statements as of March 31, 2010.

The compensation committee of the board of directors concluded that the consummation of the planned Amalgamation would be a change of control under the Stock Incentive Plans. In accordance with these plans, except in the case of awards granted after December 31, 2009 and securities held by certain officers that have waived their right to accelerated vesting, unvested stock options, restricted shares and restricted share units will vest upon consummation of the Amalgamation.

15. SUBSEQUENT EVENTS

On April 20, 2010 the Deepwater Horizon Drilling Platform in the Gulf of Mexico experienced an explosion and sank. Based on available information, the Company estimates its losses relating to the explosion to be in the range of $8.0 million to $12.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Max Capital and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and our financial condition as of March 31, 2010. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. We intend that the “safe harbor” provisions of the Private

Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events.

Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and you should not place undue reliance on any such statements. These factors include, but are not limited to, the following:

•	the adequacy of loss reserves and the need to adjust such reserves as claims develop over time;

•	the failure of any of the loss limitation methods employed;

•	the effects of emerging claims and coverage issues;

•	changes in general economic conditions, including changes in capital and credit markets;

•	the effect of competition and cyclical trends, including with respect to demand and pricing in the insurance and reinsurance markets;

•	any lowering or loss of financial ratings;

•	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding expectations;

•	the loss of business provided by our major brokers;

•	the effect on our investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	tax and regulatory changes and conditions;

•	the integration of Harbor Point or new business ventures we may enter into; and

•	retention of key personnel, as well as our response to any of the aforementioned factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in our most recent reports on Form 10-K and Form 10-Q, and other documents on file with the Securities and Exchange Commission. Any forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Overview

We are a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities, property and casualty insurers, and life and health insurers. We underwrite a diversified portfolio of risks and serve clients ranging from Fortune 1000 companies to small owner-operated businesses. We also provide reinsurance for the life and annuity market when attractive opportunities arise.

We have $1,613.1 million in consolidated shareholders’ equity as of March 31, 2010. Our principal operating subsidiary is Max Bermuda. We conduct our non-Lloyd’s European activities through Max Europe Holdings and its operating subsidiaries, Max Re Europe and Max Insurance Europe. We conduct our U.S. operations through Max USA and its operating subsidiaries, Max Specialty and Max America. Our United Kingdom Lloyd’s operations are conducted through Max UK and its operating subsidiary Max at Lloyd’s Ltd., or Max at Lloyd’s. We provide reinsurance to clients in Latin America through Max at Lloyd’s, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status, and we expect to expand this offering through Max Re Europe, using a representative office in Bogota, Colombia, in the second quarter of 2010. We hold all hedge funds in Max Diversified. We house certain personnel and assets within our global service companies which we believe improves the efficiency of certain corporate services across the group. The global service companies are incorporated in Ireland, Bermuda, the United Kingdom and certain states in the United States.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis for all of our non-Max at Lloyd’s operations, with full integration of our Max at Lloyd’s platform expected in 2010. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale, and the third being held to maturity) and a diversified hedge fund portfolio. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values at March 31, 2010, the allocation of invested assets was 94.0% in cash and fixed maturities and 6.0% in other investments, principally hedge funds.

Executive Summary

Our results for the three months ended March 31, 2010 reflect profitable underwriting results from each of our segments. Market conditions remain challenging, but continue to present select attractive opportunities. The benign property catastrophe year in 2009 and the improvement in the financial markets have resulted in increased insurance and reinsurance capacity in many lines of business. However, while pricing is soft in several product markets, it is not uniform across all lines of business and market segments. We believe we are able to select and compete in those lines of business that remain attractively priced while shrinking our presence in the less profitable lines.

Selected operating results for the quarter include:

•	Total gross premiums written of $371.1 million, compared to $434.3 million in the first quarter of 2009, a decrease of 14.6%;

•	Total net premiums earned of $194.2 million, compared to $190.3 million in the first quarter of 2009, an increase of 2.0%;

•	Net income of $36.4 million, or $0.63 per diluted share, compared to $44.5 million, or $0.78 per diluted share, in the first quarter of 2009, a decrease in net income of 18.2%;

•	Shareholders’ equity at March 31, 2010 of $1,613.1 million, compared to $1,564.6 million at December 31, 2009, an increase of 3.1%;

•	Diluted book value per share increased 1.8% to $27.86 at March 31, 2010 from $27.36 at December 31, 2009;

•	Combined ratio on property and casualty business of 90.5%, compared to 89.7% in the first quarter of 2009;

•	Net losses from property catastrophe events of $9.6 million, compared to $3.4 million in the first quarter of 2009;

•

Net favorable prior year loss reserve development, excluding the effect of premium adjustments, on property and casualty business of $17.1 million, compared to $12.3 million in the first quarter of 2009.

We saw top line gross premiums written decrease overall compared to the same period in 2009. However, for the most part this was anticipated in our business plan for 2010. We expected and saw decreases in gross premiums written in our insurance and reinsurance segments, partially offset by planned increases in our U.S. specialty and Max at Lloyd’s segments. Comparing first quarter of 2010 to the first quarter of 2009, gross premiums written have decreased 24.3% and 33.5% in our insurance and reinsurance segments, respectively, while they have increased 11.8% and 63.1% in our U.S. specialty and Max at Lloyd’s segments, respectively.

Lower premium volumes in our insurance and reinsurance segments reflect planned reductions in most lines of business due to competitive market conditions where we are willing to reduce our presence if pricing does not meet our risk/return thresholds. Our U.S. specialty and Max at Lloyd’s platforms grew by expanding our product offerings and adding new underwriting teams.

Our four property and casualty segments produced an aggregate combined ratio for the three months ended March 31, 2010 of 90.5%, compared to a combined ratio of 89.7% for the first quarter of 2009. Net losses incurred in the three months ended March 31, 2010 related to property catastrophe events were $9.6 million, compared to $3.4 million in the same period in 2009. The property catastrophe losses in the current quarter include estimated losses from the Chilean earthquake of February, European windstorm Xynthia, which crossed Western Europe in February, and Australian hail storms in March. The property catastrophe losses experienced during the quarter represent less than 1% of our opening shareholders’ equity for the period. Given the multi-billion dollar estimated industry losses from these combined events, we believe this demonstrates the effectiveness of our conservative underwriting strategy which is designed to limit our exposure to property catastrophe events.

We recognized net favorable development on prior year loss reserves of $17.1 million for the three months ended March 31, 2010, compared to $12.3 million for the same quarter in 2009. The favorable development in the first quarter of 2010 relates principally to our aviation and property lines. Absent the net favorable loss development our combined ratios for the three months ended March 31, 2010 and 2009 were 99.3% and 96.2%, respectively. Favorable loss reserve development is principally due to lower than expected claims emergence on prior year contracts.

Net investment income for the three months ended March 31, 2010 was $48.4 million, a 19.5% increase compared to the same quarter in 2009. In late 2009 we began reducing our allocation to cash and increasing our allocation to higher-yielding fixed maturity securities. This shift is now being reflected in the higher level of net investment income. For the three months ended March 31, 2010, our allocation to cash averaged 13.1% of invested assets compared to 18.3% on average during the first quarter of 2009. We anticipate this ratio will continue to decrease as we put cash to work in more attractive investment opportunities.

Our underwriting and investment performance resulted in an annualized return on average shareholders’ equity of 9.2% for the three months ended March 31, 2010, compared to 14.0% for the same period in 2009. Diluted book value per common share increased 1.8% from $27.36 at December 31, 2009 to $27.86 at March 31, 2010. Diluted book value per common share is computed using the treasury stock method, which assumes that in-the-money options and warrants are exercised and the proceeds received are used to purchase our common shares in the market. Under this method diluted common shares outstanding were 57,890,681 and 57,178,458 at March 31, 2010 and December 31, 2009, respectively.

On March 3, 2010, we announced a planned Amalgamation with Harbor Point Limited, or Harbor Point, a privately held company. Upon closing, the combined company will be renamed and rebranded as Alterra Capital Holdings Limited, or Alterra. Alterra will be a larger, more diversified entity, and is expected to have access to more markets and more underwriting opportunities than the Company had on its own. We believe this Amalgamation will benefit Max Capital shareholders over the long term.

On April 29, 2010 requisite approvals relating to the Amalgamation were received from Max Capital and Harbor Point shareholders. Closing of the Amalgamation remains subject to customary closing conditions, including regulatory approvals, and is expected to occur during the second quarter of 2010.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2010. We believe that the critical accounting policies set forth in our Form 10-K for the year ended December 31, 2009, as amended, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Results of Operations

We monitor the performance of our underwriting operations in five segments:

•	Insurance – This segment offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds.

•	Reinsurance – This segment offers property and casualty quota share and excess of loss capacity from our Bermuda and Dublin offices providing coverage for underlying risks written by our clients.

•	U.S. specialty – This segment offers property and casualty coverage from offices in the United States on specific risks related to individual insureds.

•

Max at Lloyd’s – This segment offers property and casualty quota share and excess of loss capacity from our London and Copenhagen offices. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Max at Lloyd’s.

•

Life and annuity reinsurance – This segment operates out of Bermuda only and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

We also have a corporate function that manages our investment and financing activities.

Invested assets relating to the insurance, reinsurance and life and annuity segments are managed on a consolidated basis. Consequently, investment income on this consolidated portfolio and gains on the hedge fund portfolio are not directly captured in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. This is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows into and out of each segment. The balance of investment returns from this consolidated portfolio is allocated to our corporate function for the purposes of segment reporting.

The U.S. specialty and the Max at Lloyd’s segments each have their own portfolio of fixed maturities investments; as a result the investment income earned by each of these portfolios is reported in its respective segment. The management of these portfolios, however, is handled on a consolidated basis together with the invested assets of the insurance, reinsurance and life and annuity segments.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Results of Underwriting Operations

Insurance Segment

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
Gross premiums written	$66.4	(24.3)%	$87.7
Reinsurance premiums ceded	(38.6)	(29.7)%	(54.9)

Net premiums written	$27.8	(15.2)%	$32.8

Net premiums earned(a)	$49.8	(0.4)%	$50.0
Net investment income	6.2	17.0%	5.3
Net realized and unrealized gains on investments	0.3	(75.0)%	1.2
Other income	—	N/A	1.2

Total revenues	56.3	(2.4)%	57.7

Net losses and loss expenses(b)	37.3	2.2%	36.5
Acquisition costs(c)	(0.3)	(78.6)%	(1.4)
Interest expense	0.2	N/A	—
General and administrative expenses(d)	5.9	15.7%	5.1

Total losses and expenses	43.1	(7.2)%	40.2

Income before taxes	$13.2	(24.6)%	$17.5

Loss ratio(b)/(a)	74.9%		72.9%
Acquisition cost ratio(c)/(a)	(0.6)%		(2.8)%
General and administrative expense ratio(d)/(a)	11.8%		10.2%
Combined ratio	86.1%		80.3%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The acquisition cost ratio is calculated by dividing acquisition costs (shown as (c)) by net premiums earned. The general and administrative expense ratio is calculated by dividing general and administrative expenses (shown as (d)) by net premiums earned. The combined ratio is the sum of the loss ratio, acquisition cost ratio, and the general and administrative expense ratio.

	Three Months Ended March 31, 2010	% of Premium Written	Three Months Ended March 31, 2009	% of Premium Written
Gross Premiums Written by Type of Risk:
Aviation	2.3	3.5%	6.2	7.1%
Excess liability	23.6	35.5%	34.7	39.6%
Professional liability	27.6	41.6%	32.4	36.9%
Property	12.9	19.4%	14.4	16.4%

	$66.4	100.0%	$87.7	100.0%

The combined ratio was 86.1% for the three months ended March 31, 2010 compared to 80.3% for the same period in 2009. The combined ratio increased principally due to both an increase in the loss ratio and an increase in the general and administrative expense ratio.

The loss ratio increased over the comparative periods by 2.0 percentage points for the three months ended March 31, 2010. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the three months ended March 31, 2010 of $5.5 million, compared to $7.0 million in the comparable prior year period;

•	Excluding the net favorable loss development, the loss ratio is 85.9% for the current year three month period and 86.8% for the 2009 comparable prior year three month period;

•

The development in the three months ended March 31, 2010 was principally in the aviation and property lines of business. The development in the three months ended March 31, 2009 was principally in our excess liability and professional liability lines of business;

•	There were no significant catastrophe-related or property per-risk losses in either of the three month periods ended March 31, 2010 or 2009.

Gross premiums written for the three months ended March 31, 2010 decreased 24.3% compared to the same period in 2009. The decrease in gross premium written volume was in line with our plan for the three months ended March 31, 2010. The decrease in premiums was across all lines of business but principally in our excess liability and professional liability lines. These decreases were principally due to the continued competitive pricing environment across the segment and our continued selectivity in our renewals and business writings, focusing on business that meets our rate of return requirements. In addition, in the professional liability line there were some specific contracts which were not renewed as a result of acquisition activity amongst customers. The decrease in the gross premiums written in the aviation line is offset by the $4.4 million increase in aviation business written in our Lloyd’s segment as some of the policies previously written in the insurance segment were renewed by Max at Lloyd’s.

The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2010 was 58.1% as compared to 62.6% in the comparable prior year period. Reinsurance premiums ceded are principally related to our quota share treaties and tend to fluctuate in line with gross premiums written. The decrease in the percentage of reinsurance premiums ceded is principally due to changes in the mix of business.

General and administration expenses for the three months ended March 31, 2010 increased $0.8 million compared to the same period in 2009. The current year three month period includes a higher level of infrastructure and maintenance costs related to information technology, compared to the same period in 2009.

Net investment income and net realized and unrealized gains on investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the reinsurance and life and annuity reinsurance segments.

Reinsurance Segment

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
Gross premiums written	$154.9	(33.5)%	$233.0
Reinsurance premiums ceded	(45.4)	(11.7)%	(51.4)

Net premiums written	$109.5	(39.7)%	$181.6

Net premiums earned(a)	$79.8	(18.2)%	$97.5
Net investment income	10.9	18.5%	9.2
Net realized and unrealized gains on investments	0.3	(90.0)%	3.0

Total revenues	91.0	(17.0)%	109.7

Net losses and loss expenses(b)	50.1	(24.3)%	66.2
Acquisition costs(c)	15.0	(14.3)%	17.5
Interest expense	1.7	N/A	(0.5)
General and administrative expenses(d)	8.9	18.7%	7.5

Total losses and expenses	75.7	(16.5)%	90.7

Income before taxes	$15.3	(19.5)%	$19.0

Loss ratio(b)/(a)	62.7%		67.9%

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
Acquisition cost ratio(c)/(a)	18.8%		18.0%
General and administrative expense ratio(d)/(a)	11.2%		7.7%
Combined ratio	92.7%		93.6%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The acquisition cost ratio is calculated by dividing acquisition costs (shown as (c)) by net premiums earned. The general and administrative expense ratio is calculated by dividing general and administrative expenses (shown as (d)) by net premiums earned. The combined ratio is the sum of the loss ratio, acquisition cost ratio, and the general and administrative expense ratio.

	Three Months Ended March 31, 2010	% of Premium Written	Three Months Ended March 31, 2009	% of Premium Written
Gross Premiums Written by Type of Risk:
Agriculture	$35.8	23.1%	$87.6	37.6%
Aviation	4.8	3.1%	4.2	1.8%
General casualty	13.1	8.5%	18.1	7.8%
Marine & energy	4.1	2.6%	9.1	3.9%
Medical malpractice	27.2	17.6%	36.4	15.6%
Other	1.0	0.6%	1.9	0.8%
Professional liability	11.9	7.7%	9.7	4.2%
Property	45.9	29.6%	42.2	18.1%
Whole account	2.6	1.7%	4.4	1.9%
Workers’ compensation	8.5	5.5%	19.4	8.3%

	$154.9	100.0%	$233.0	100.0%

The combined ratio was 92.7% for the three months ended March 31, 2010 compared to 93.6% for the same period in 2009. The combined ratio for the three month period decreased principally due to a decrease in the loss ratio which was partially offset by an increase in the general and administrative expense ratio.

The loss ratio decreased over the comparative period by 5.2 percentage points. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the three months ended March 31, 2010 was $9.2 million compared to $4.8 million in the comparable prior year period.

•	Excluding the net favorable loss development, the loss ratio is 74.3 % and 72.9% for the 2009 comparable period.

•

The net favorable development in the three months ended March 31, 2010 was principally on our property line of business. The net favorable development in the comparable prior year period was principally on our professional liability, property and agriculture lines and was partially offset by adverse development on our marine & energy line of business.

•

The three months ended March 31, 2010 included $4.5 million in catastrophe-related and property per-risk losses, principally as a result of the European windstorm Xynthia and Australian hail storms during the quarter. This is compared to $2.0 million of catastrophe-related and property per-risk losses in the three months ended March 31, 2009.

Gross premiums written for the three months ended March 31, 2010 decreased by 33.5% compared to the same period in 2009. The decrease in premiums is principally in our agriculture, workers compensation and medical malpractice lines of business. Despite the decreases in volumes across the segment, the gross premiums written for the majority of the lines of business remain in line with plan. The decease in our agriculture line of business is principally due to a significant contract which was not renewed in 2010 due to a recent merger and acquisitions transaction. The decrease in workers compensation premiums is principally due to a significant quota share treaty which was renewed in 2010 with a reduced participation level. Across the other lines we continue to experience a competitive price environment and consistent with the insurance segment have been selective in our renewals and business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2010 was 29.3% as compared to 22.1% in the same period in 2009. The increase in the percentage of reinsurance premiums ceded in the three months ended March 31, 2010 as compared to the comparable prior period was due to changes in the mix of business, principally the decrease in agriculture business written where we do not purchase a large amount of reinsurance.

The acquisition cost ratio has remained consistent, with a slight increase of 0.8 percentage points (18.8% from 18.0%) for the three months ended March 31, 2010 compared to the same period in 2009.

Interest expense relates to interest on funds withheld from reinsurers, certain deposit liabilities, and the variable quota share retrocession agreement with Grand Central Re. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period.

General and administration expenses for the three months ended March 31, 2010 increased $1.4 million compared to the same period in 2009. The three months ended March 31, 2010 includes a higher level of infrastructure and maintenance costs related to information technology, compared to the same period in 2009.

Net investment income and net realized and unrealized gains on investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the insurance and life and annuity reinsurance segments.

U.S. Specialty Segment

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
	(In millions of U.S.Dollars)
Gross premiums written	$76.9	11.8%	$68.8
Reinsurance premiums ceded	(49.2)	20.9%	(40.7)

Net premiums written	$27.7	(1.4)%	$28.1

Net premiums earned(a)	$33.9	58.4%	$21.4
Net investment income	1.3	(18.8)%	1.6
Net realized and unrealized gains on investments	—	N/A	0.1
Other income	—	N/A	(0.1)

Total revenues	35.2	53.0%	23.0

Net losses and loss expenses(b)	21.3	76.0%	12.1
Acquisition costs(c)	3.7	N/A	1.2
General and administrative expenses(d)	8.5	9.0%	7.8

Total losses and expenses	33.5	58.8%	21.1

Income before taxes	$1.7	(10.5)%	$1.9

Loss ratio(b)/(a)	63.0%		56.5%
Acquisition cost ratio(c)/(a)	10.8%		5.7%
General and administrative expense ratio(d)/(a)	25.0%		36.2%
Combined ratio	98.8%		98.4%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The acquisition cost ratio is calculated by dividing acquisition costs (shown as (c)) by net premiums earned. The general and administrative expense ratio is calculated by dividing general and administrative expenses (shown as (d)) by net premiums earned. The combined ratio is the sum of the loss ratio, acquisition cost ratio, and the general and administrative expense ratio.

	Three Months Ended March 31, 2010	% of Premium Written	Three Months Ended March 31, 2009	% of Premium Written
	(In millions of U.S.Dollars)
Gross Premiums Written by Type of Risk:
General liability	$23.0	29.9%	$18.9	27.5%
Marine	16.1	20.9%	14.8	21.5%
Professional liability	2.2	2.9%	—	—
Property	35.6	46.3%	35.1	51.0%

	$76.9	100.0%	$68.8	100.0%

The combined ratio was 98.8% for the three months ended March 31, 2010 compared to 98.4% for the same quarter in 2009. An increase in the loss and acquisition cost ratios has been offset by a decrease in the general and administrative expense ratio.

Gross premiums written for the three months ended March 31, 2010 are in line with plan for all lines of business. We added professional liability to our product line in the fourth quarter of 2009 and the $2.2 million written in the first quarter of 2010 is on track with our expectations. The 11.8% increase in gross premiums written over the three months ended March 31, 2009 is principally driven by the addition of the professional liability line of business and growth in our general liability product line. Owing to the smaller average policy size of the U.S. specialty client base, we expect pricing in this segment to be less volatile than that for similar product lines written by our insurance segment

Reinsurance premiums ceded reflect the purchase of quota share and excess of loss reinsurance coverage to manage our retained exposure for risks underwritten. The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2010 was 64.0% compared to 59.2% in the comparable prior year period. The first and second quarters of the year tend to be the largest quarters for renewal of reinsurance coverages and will tend to have the largest ratio of ceded to written premiums during the year. The increase in 2010 compared to 2009 is principally due to an increase in catastrophe excess of loss coverage purchased in the first quarter of 2010. We expect to decrease the amount of quota share coverage we purchase in the second half of 2010.

The loss ratio for the three months ended March 31, 2010 has increased 6.5 percentage points to 63.0%, compared to the same quarter in 2009. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the three months ended March 31, 2010 was $0.8 million compared to no development on prior year reserves in the comparable 2009 quarter.

•

Excluding the net favorable loss development, the loss ratio was 65.2% for the three months ended March 31, 2010 compared to 56.5% for the first quarter of 2009. The increase in the proportion of general liability business and our addition of professional liability business are the principal contributors to the increase in the loss ratio. These lines tend to have a higher average loss ratio than property lines.

•	Property catastrophe losses for the three months ended March 31, 2010 were $0.4 million, compared to no significant losses for the quarter ended March 31, 2009.

The acquisition cost ratio for the first quarter of 2010 has increased from the same quarter in 2009 as a result of the increased mix of casualty business written. The casualty lines of business have lower commission rates on reinsurance premiums ceded offsetting commission costs on gross premiums written. In addition, there has been an increase in excess of loss coverage purchased which has a lower ceding commission rate than the quota share coverage previously purchased.

General and administrative expenses principally comprise personnel and infrastructure costs. Our general and administrative expense ratio of 25.0% for the first quarter of 2010 is lower than both the 36.2% ratio for the first quarter of 2009 and the 30.6% ratio for the full 2009 year. The ratio has steadily decreased as our net premiums earned have grown and we get closer to the level we expect to operate at over the long term.

Net investment income for this segment, which excludes net realized and unrealized gains on investments, is comprised principally of interest on cash and fixed maturities investments held by Max Specialty and Max America. The average annualized investment yield on cash and fixed maturities for the three months ended March 31, 2010 was 3.73% compared to 4.25% for the comparable period in 2009.

Max at Lloyd’s Segment

Our Max at Lloyd’s segment comprises all of our UK-based Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
	(In millions of U.S. Dollars)
Gross premiums written	$72.1	63.1%	$44.2
Reinsurance premiums ceded	(19.9)	15.0%	(17.3)

Net premiums written	$52.2	94.1%	$26.9

Net premiums earned(a)	$30.0	43.5%	$20.9
Net investment income	2.0	150.0%	0.8

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
	(In millions of U.S. Dollars)
Net realized and unrealized (losses) gains on investments	(0.2)	N/A	0.5
Other income	0.2	100.0%	0.1

Total revenues	32.0	43.5%	22.3

Net losses and loss expenses(b)	16.2	62.0%	10.0
Acquisition costs(c)	5.8	81.3%	3.2
Net foreign exchange (gains)	(2.7)	22.9%	(3.5)
General and administrative expenses(d)	2.7	(42.6)%	4.7

Total losses and expenses	22.0	52.8%	14.4

Income before taxes	$10.0	26.6%	$7.9

Loss ratio(b)/(a)	54.2%		47.7%
Acquisition cost ratio(c)/(a)	19.2%		15.1%
General and administrative expense ratio(d)/(a)	9.1%		22.7%
Combined ratio	82.5%		85.5%

The loss ratio is calculated by dividing losses (shown as (b)) by net premiums earned (shown as (a)). The acquisition cost ratio is calculated by dividing acquisition costs (shown as (c)) by net premiums earned. The general and administrative expense ratio is calculated by dividing general and administrative expenses (shown as (d)) by net premiums earned. The combined ratio is the sum of the loss ratio, acquisition cost ratio, and the general and administrative expense ratio.

	Three Months Ended March 31, 2010	% of Premium Written	Three Months Ended March 31, 2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$13.4	18.6%	$12.4	28.1%
Aviation	4.4	6.1%	—	—
Financial institutions	6.1	8.5%	3.8	8.6%
International casualty	13.7	19.0%	—	—
Professional liability	6.9	9.5%	2.8	6.3%
Property	27.6	38.3%	25.2	57.0%

	$72.1	100.0%	$44.2	100.0%

The combined ratio was 82.5% for the three months ended March 31, 2010, a decrease of 3.0 percentage points from a combined ratio of 85.5% for the same period in 2009. The improvement in the combined ratio is principally due to a decrease in the general and administrative expense ratio during the period, partially offset by an increase in the loss ratio.

The loss ratio increased over the comparative period by 6.5 percentage points. Significant items impacting the loss ratio were:

•

The three months ended March 31, 2010 included $4.7 million in catastrophe-related and property per-risk losses, including the Chilean earthquake, European windstorm Xynthia and Australian hail storms. In the three months ended March 31, 2009 there was $1.4 million of catastrophe related and property per-risk losses.

•

Net favorable loss development of prior year reserves in the three months ended March 31, 2010 was $1.6 million compared to $0.5 million in the comparable prior year period. The net favorable development in the current quarter was principally on our professional liability line of business.

•

Excluding the net favorable loss development, the loss ratio is 59.7% for the three months ended March 31, 2010 and 50.1% for the comparable 2009 period. This increase is principally due to the $3.3 million of higher catastrophe-related and property-per-risk losses in the quarter, and also due to the expansion of our financial institutions and international casualty lines of business, which are longer-tail businesses written to a higher loss ratio than the accident and health and property lines.

Gross premiums written for the three months ended March 31, 2010 are slightly ahead of our plan for this segment. Gross premiums written increased from $44.2 million in the three months ended March 31, 2009 to $72.1 million in the three months ended March 31, 2010. This growth is primarily due to the addition of the aviation and international casualty product lines in the fourth quarter of 2009 and first quarter of 2010 respectively, which has generated $4.4 million and $13.7 million of gross premiums written, respectively, in the current quarter.

Max at Lloyd’s has also commenced underwriting business in Brazil, generating $1.1 million of gross premiums written, the majority of which are in the property line of business.

The ratio of reinsurance premiums ceded to gross premiums written for the three months ended March 31, 2010 was 27.6%, a decrease from 39.1% in the comparable prior year period. This decrease was due to the increase in international casualty gross premium written for which we retain a higher proportion of the premium.

The acquisition cost ratio of 19.2% for the first quarter of 2010 is consistent with the 19.1% ratio for the full 2009 year. The increase from 15.1% for the first quarter of 2009 is principally attributable to shifts in the business mix of net premiums earned over the last several quarters.

General and administrative expenses for the three months ended March 31, 2010 decreased $2.0 million compared to the same period in 2009. General and administrative expenses for this segment includes profit commission income earned by Max at Lloyd’s from the two Lloyd’s Syndicates that are not wholly owned by Max Capital, which partially offsets the costs of managing the Syndicates. Profit commission income in the first quarter of 2010 was $4.2 million greater than in the first quarter of 2009 due to favorable results in these third-party Syndicates. Partially offsetting the increased profit commission income is an increase in information technology expenses.

Net investment income, which excludes realized and unrealized gains and losses on Max at Lloyd’s trading portfolio, is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for the three months ended March 31, 2010 was 2.57% compared to 1.23% for the comparable period in 2009. In the first quarter of 2009, this segment held a higher ratio of cash and cash equivalents to fixed maturity securities than the rest of our group, resulting in a lower investment yield than our other segments. In the fourth quarter of 2009 we invested a significant amount of cash into fixed maturity securities, and this has contributed to the increase in our investment yield for the first quarter of 2010.

Life and Annuity Reinsurance Segment

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
	(In millions of U.S. Dollars)
Gross premiums written	$0.9	50.0%	$0.6
Reinsurance premiums ceded	(0.1)	—	(0.1)

Net premiums written	$0.8	60.0%	$0.5

Net premiums earned	$0.8	60.0%	$0.5
Net investment income	13.1	13.9%	11.5
Net realized and unrealized gains on investments	5.9	(25.3)%	7.9

Total revenues	19.8	(0.5)%	19.9

Claims and policy benefit	17.7	23.8%	14.3
Acquisition costs	0.1	(50.0)%	0.2
Interest expense	1.4	N/A	(0.4)
General and administrative expenses	0.7	—	0.7

Total losses and expenses	19.9	34.5%	14.8

(Loss) income before taxes	$(0.1)	N/A	$5.1

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

No new life and annuity contracts were written during either of the three month periods ended March 31, 2010 and 2009. Gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Interest expense relates to interest on funds withheld on the variable quota share retrocession agreement with Grand Central Re and on certain deposit liabilities. The interest expense on funds withheld from Grand Central Re is based on the average of two total return fixed maturity indices, which varies from period to period. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities. Revised policy data from one of our cedants resulted in an adjustment of $1.4 million, increasing our claims and policy benefit expense for the quarter ended March 31, 2010.

Net investment income and net realized and unrealized gains on investments are discussed within the corporate function results of operations as we manage investments for this segment on a consolidated basis with the insurance and reinsurance segments.

Corporate Function

The results of operations for the corporate function discussed below include the net investment income, net realized and unrealized gains and losses on investments, and net impairment losses recognized in earnings for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis for purposes of ease of discussion.

All other items represent the portion not allocated or discussed in the results of operations of our other segments.

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
	(In millions of U.S. Dollars)
Net investment income	$48.4	19.5%	$40.5
Net realized and unrealized gains on investments	6.4	(65.2)%	18.4
Net impairment losses recognized in earnings	(0.4)	N/A	—

Other income	$0.2	—	$0.2
Interest expense	1.6	(66.7)%	4.8
Net foreign exchange losses	0.3	N/A	—
Merger and acquisition expense	4.7	(9.6)%	5.2
General and administrative expenses	9.8	(26.3)%	13.3

Net investment income. The increase in net investment income, which excludes realized and unrealized gains and losses, was principally attributable to additional investment income generated on cash redeployed into higher yielding fixed maturity securities. The average annualized investment yield on cash, fixed maturities and funds withheld by clients was 3.88% compared to 3.63% for the three months ended March 31, 2010 and 2009, respectively. Our ratio of cash to invested assets has decreased from 19.0% at March 31, 2009 to 12.9% at March 31, 2010. This decrease is principally attributable to the repayment of debt during 2009, and also the deployment of cash into our fixed maturity portfolios. This has been partially offset by redemptions received from the hedge fund portfolio. We anticipate the ratio of cash to invested assets will continue to decrease as we put cash to work in higher-yielding investments.

Net realized and unrealized gains on investment include the following:

	Three Months Ended March 31, 2010	% change	Three Months Ended March 31, 2009
	(In millions of U.S. Dollars)
Change in fair value of other investments	$7.3	(59.4)%	$18.0
Net realized and unrealized gains on fixed maturities	0.6	50.0%	0.4
Change in fair value of derivatives	(1.5)	N/A	—

Net realized and unrealized gains on investments	$6.4	(65.2)%	$18.4

Change in fair value of other investments. Net gains on the hedge fund portfolio were $7.3 million, or a 1.95% rate of return, for the three months ended March 31, 2010, compared to net gains of $18.0 million, or a 2.06% rate of return, for the three months ended March 31, 2009. The three month rate of return of 1.95% compares to the HFRI Fund of Funds Composite Index returning 1.54%, which we believe to be our most relevant benchmark.

Six out of the nine hedge fund strategies we employed experienced positive returns during the three months ended March 31, 2010. The largest contributors by investment strategy to the net gain for the current quarter were the distressed securities and the event-driven arbitrage strategies. As of March 31, 2010, 19.0% and 12.9% of our hedge fund portfolio was allocated to the distressed securities and the event-driven arbitrage strategies, respectively. The largest loss offsetting the net gain for the quarter was contributed by the fixed income arbitrage strategy. As of March 31, 2010, 4.1% of our hedge fund portfolio was allocated to this strategy.

The allocation of our invested assets to our hedge fund portfolio at March 31, 2010 was 6.0%, which remains consistent with the 6.0% allocation in place at December 31, 2009 and our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

Net realized and unrealized gains and losses on fixed maturities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income, all of which are reported within our Max at Lloyd’s segment. Net realized and unrealized gains on our fixed maturities portfolios for the three months ended March 31, 2010 and 2009 were $0.6 million and $0.4 million, respectively.

The change in fair value of investment derivatives for the three months ended March 31, 2010 was a loss of $1.5 million related to equity call options embedded in certain convertible fixed maturity securities.

Net impairment losses recognized in earnings. As a result of our review of securities in an unrealized loss position, which is performed every quarter, we recorded other-than-temporary impairment losses through earnings for the three months ended March 31, 2010 and 2009 of $0.4 million and $nil, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 4 of our unaudited consolidated interim financial statements included herein.

Interest expense. Interest expense principally reflects interest on our senior notes outstanding. The 66.7% decrease in interest expense for the three months ended March 31, 2010 compared to the same period in 2009, is principally attributable to the repayment of $150.0 million in bank loans in April 2009 and the $225.0 million repayment of the swap loan during 2009. The remaining debt at March 31, 2010 comprises $90.6 million of principal amount of senior notes outstanding that bear interest at 7.20%.

Merger and acquisition expenses. Merger and acquisition expenses in the three months ended March 31, 2010 comprise the professional, legal and other costs related to the planned Amalgamation with Harbor Point. The merger and acquisition expenses in 2009 comprise the professional and legal fees related to the proposed amalgamation with IPC Holdings and IPC Limited, which was terminated in June 2009.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2010 decreased 26.3% compared to 2009. The decrease is principally related to lower incentive-based compensation and a greater allocation of information technology expenses to our operating segments, compared to the same quarter in 2009.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $5,344.6 million at March 31, 2010 compared to $5,259.1 million at December 31, 2009, an increase of 1.6%. The increase in cash and invested assets resulted principally from the timing of the settlement of premiums and losses, together with an increase in the fair value of investments.

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

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2010.

We performed a review of these securities at March 31, 2010 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $0.4 million during the three months ended March 31, 2010.

A discussion of our process for estimating other-than-temporary impairments is included in Note 4 of our unaudited interim consolidated financial statements.

As described in Note 5 of our unaudited interim consolidated financial statements, our available for sale and trading fixed maturities investments and our hedge fund investment portfolio are carried at fair value.

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

The independent pricing services used by our investment custodians and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-

backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates.

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

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of March 31, 2010, we estimate that over 61.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our March 31, 2010 outstanding redemptions receivable of $8.1 million, none of which are gated, $3.0 million were received in cash prior to May 3, 2010. The fair value of our holdings in funds with gates imposed as at March 31, 2010 was $41.1million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As at March 31, 2010, the fair value of our hedge funds held in side-pockets is $87.9 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within side-pockets and funds with gates imposed we have included these funds in the greater than 365 days category in the table below.

Had we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from March 31, 2010, on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As at March 31, 2010
	Fair Value	% of Hedge fund portfolio
	(in thousands)
Liquidity:
Within 90 days	$130,667	40.9%
Between 91 to 180 days	21,743	6.8
Between 181 to 365 days	31,378	9.8
Greater than 365 days	135,683	42.5

	As at March 31, 2010
	Fair Value	% of Hedge fund portfolio
	(in thousands)
Total hedge funds	$319,471	100.0%

Although we believe that our significant cash balances, fixed maturities investments, and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the hedge fund investment portfolio, our ability to do so may be impaired by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Additional information about the hedge fund portfolio can be found in Notes 4 and 5 to our unaudited interim consolidated financial statements included herein.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,023.2 million at March 31, 2010 compared to $1,001.4 million at December 31, 2009, an increase of 2.2%, principally reflecting losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the three months ended March 31, 2010.

Losses recoverable from reinsurers on property and casualty business were $987.0 million and $964.8 million at March 31, 2010 and December 31, 2009, respectively. Benefits recoverable from reinsurers on life and annuity business was $36.2 million and $36.6 million at March 31, 2010 and December 31, 2009.

At March 31, 2010, 83.7% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 4.7% are rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Max Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 9.8% of our losses and benefits recoverable at March 31, 2010. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 108.7% of its loss recoverable obligations. The remaining 1.8% of losses and benefits recoverable are with “B+” rated or lower reinsurers.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,220.4 million at March 31, 2010 compared to $3,178.1 million at December 31, 2009, an increase of 1.3%. The increase in property and casualty losses was principally attributable to estimated losses associated with premiums earned during the three months ended March 31, 2010 and estimated losses from catastrophic events of $9.6 million which occurred during the quarter. These increases were partially offset by amounts paid on property and casualty losses and releases of reserves on prior period contracts. During the three months ended March 31, 2010, we paid $112.6 million in property and casualty losses and recorded gross favorable development on prior period reserves of $21.5 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,306.9 million at March 31, 2010 compared to $1,372.5 million at December 31, 2009. The increase was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. During the three months ended March 31, 2010, we paid $28.5 million of benefit payments.

Senior notes. On April 16, 2007, Max USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Max USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Max USA. The senior notes are fully and unconditionally guaranteed by Max Capital. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, and they were used to repay the $100.0 million short-term borrowing of Max USA under the revolving credit facility. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding at March 31, 2010 is $90.6 million.

Shareholders’ equity. Our shareholders’ equity increased to $1,613.1 million at March 31, 2010 from $1,564.6 million at December 31, 2009, an increase of 3.1%, principally due to net income of $36.4 million and a $24.4 million increase in accumulated other comprehensive income, offset by the payment of dividends of $5.6 million and repurchase of common shares of $11.9 million during the three months ended March 31, 2010.

Liquidity. We generated $46.8 million of cash from operations during the three months ended March 31, 2010 compared to $27.8 million being used in operating activities for the three months ended March 31, 2009. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolios to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. In recent years our allocation of invested assets to cash has increased as we have elected to maintain a larger cash position in the current investment environment. Our cash and cash equivalents balance is $690.2 million at March 31, 2010. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2010. We believe that most of our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Max Capital’s principal assets are its investments in the common shares of our principal subsidiary, Max Bermuda, and its other subsidiaries. Max Capital’s principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Max Bermuda. The payment of dividends is limited under Bermuda insurance laws. In particular, Max Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. At March 31, 2010, Max Bermuda had approximately $1,280.0 million in statutory capital and surplus and met all minimum solvency and liquidity requirements. Max Bermuda returned $225.0 million of capital and surplus to Max Capital during the three months ended March 31, 2010 through a dividend and distribution of capital.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of March 31, 2010, we had two letter of credit facilities totaling $675.0 million with an additional $200.0 million available subject to certain conditions. On that date, we had $479.7 million in letters of credit outstanding under these facilities. We also have a GBP 90.0 million ($136.7 million) letter of credit facility supporting our Funds at Lloyd’s commitments, of which GBP 63.6 million ($96.6 million) was utilized as of March 31, 2010. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities at March 31, 2010.

The amount which Max Capital provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution of the payment of dividends.

In connection with the planned Amalgamation with Harbor Point, Max Capital expects that following the closing of the transaction, which is expected to occur in the second quarter of 2010, the board of directors of the combined company will declare a special dividend to shareholders of record of the combined company. The special dividend would be funded by the cash resources of the combined company.

Capital resources. At March 31, 2010, our capital structure consisted of common equity. Total shareholders’ equity amounted to $1,613.1 million as compared to $1,564.6 million at December 31, 2009, an increase of 3.1%. On August 20, 2007, we filed an automatic shelf registration statement on Form S-3 with the SEC indicating that we may periodically issue up to $500.0 million in debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Max USA and trust preferred securities of Max Capital Trust I. No securities have been issued under the shelf registration statement. We believe that we have sufficient capital to meet our foreseeable financial obligations.

In April 2007, Max USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million was outstanding at March 31, 2010. The senior notes are guaranteed by Max Capital. As of March 31, 2010, the senior notes were assigned a senior unsecured debt rating by Standard & Poor’s Ratings Services, or S&P, A.M. Best Company, or A.M. Best, Fitch, Inc., or Fitch, and Moody’s Investors Service, Inc., or Moody’s (see table below). The senior unsecured debt ratings assigned by rating agencies to reinsurance and insurance companies are based upon factors and criteria established independently by each rating agency. They are not an evaluation directed to investors in our senior notes, and are not a recommendation to buy, sell or hold our senior notes. These ratings are subject to periodic review by the rating agencies or may be revised downward or revoked at the sole discretion of the rating agencies.

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

At March 31, 2010, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A-(excellent)(1)	A (strong)(1)	A3(2)	A- (1)
Outlook on financial strength rating	Positive(1)	Stable (1)	Stable (2)	Stable (1)
Senior notes senior unsecured debt rating(3)	bbb-	BBB+	Baa2	BBB
Outlook on debt rating(3)	Positive	Stable	Stable	Stable
Lloyd’s financial strength rating applicable to the Syndicates(4)	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Max Bermuda, Max Specialty, Max America, Max Re Europe and Max Insurance Europe.
(2)	Applicable to Max Bermuda.
(3)	Applicable to Max USA.
(4)	Applicable to the Syndicates.

Max Capital’s board of directors declared the following dividends during 2009 and the first and second quarter of 2010:

Date Declared	Dividend	Dividend to be paid to shareholders of record on	Payable on
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

Continuation of cash dividends in the future will be at the discretion of the board of directors and will be dependent upon our results of operations and cash flows, and our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors the board of directors deems relevant. In connection with the planned Amalgamation with Harbor Point, Max Capital expects that following the closing of the transaction, which is expected to occur in the second quarter of 2010, the board of directors of the combined company will declare a special dividend of $2.50 per share to shareholders of record of the combined company.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	137,937	6,525	13,051	13,051	105,310
Operating lease obligations	20,738	5,868	9,386	3,800	1,684
Property and casualty losses	3,219,388	608,586	1,125,837	666,174	818,791
Life and annuity benefits	2,403,429	114,313	217,135	201,711	1,870,270
Deposit liabilities	196,900	41,544	88,929	10,506	55,921

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total	$5,978,392	$776,836	$1,454,338	$895,242	$2,851,976

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Property and casualty losses” and “Critical Accounting Policies – Life and annuity reinsurance benefit reserve process” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in this table represent our gross estimates of known liabilities as of March 31, 2010 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.

Furthermore, life and annuity benefits and deposit liabilities recorded in the unaudited interim consolidated financial statements at March 31, 2010 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employs various strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of March 31, 2010, 95.9% of the securities held in our fixed maturities portfolios were rated BBB-/Baa3 or above. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 2.3% of our invested assets by fair value at March 31, 2010) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. At March 31, 2010, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.1% or approximately $178.5 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 4.6% or approximately $200.6 million.

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

At March 31, 2010, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 3.4%, or approximately $10.9 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 3.4%, or approximately $10.9 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. At March 31, 2010, our hedge fund portfolio’s VaR was estimated to be 13.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

Part B—Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management evaluated whether there was a change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended March 31, 2010.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust. Two lawsuits filed in the United States District Court for The Northern District of Georgia name Max Bermuda, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Max Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in this suit but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of March 31, 2010.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 16, 2010, and amended on March 12, 2010. The information presented below updates the risk factors appearing in our 2009 Annual Report on Form 10-K, as amended.

Risks Related to Regulation of Our Company

We are unable to predict the effect that current U.S. governmental proposals could have on the Company.

The current U.S. administration and Congress have called for consideration of several additional proposals relating to a variety of issues, including with respect to financial regulation reform, including regulation of the OTC derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. We continue to monitor relevant proposals and believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

Risks Related to the Amalgamation

Failure to complete the Amalgamation or the fact that the Amalgamation is pending could negatively impact our share price and the future business and financial results.

The Amalgamation Agreement contains a number of conditions precedent that must be satisfied or waived prior to the closing. Also, the Amalgamation Agreement may be terminated by Harbor Point under certain circumstances. In addition to customary termination provisions contained in agreements of this nature, Harbor Point may terminate the Amalgamation Agreement if A.M. Best shall have provided oral or written notice to us that any of our insurance subsidiaries will not be assigned a Financial Strength Rating of at least “A” after giving effect to the Amalgamation.

Further, our ongoing business may be adversely affected by the fact that the Amalgamation is pending or if the Amalgamation is not completed as follows:

•

the manner in which brokers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or to write new business or obtain renewals in the marketplace;

•	our current and prospective employees may experience uncertainty about their future roles, which may adversely affect our ability to attract and retain key personnel;

•	the attention of our management will continue to be diverted to the Amalgamation instead of being directed solely to our own operations and pursuit of other opportunities that may be beneficial to us;

•	we will have to pay certain costs relating to the Amalgamation, including legal, accounting and financial advisory fees;

•	we may be required, in certain circumstances, to pay a termination fee of $60 million to Harbor Point; and

•

our ratings may be downgraded or changed to “negative outlook”, “under review with negative implications” or “under review with developing implications”, which in any such case may result in a material adverse effect on our business, financial condition and operating results.

We must obtain various governmental, regulatory and other consents to complete the Amalgamation, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or delay the completion of the Amalgamation, result in additional expenditures or resources and/or reduce the anticipated benefits of the Amalgamation.

We must obtain certain approvals and consents in a timely manner from governmental agencies, including the Connecticut Insurance Department and Delaware Insurance Department, prior to the completion of the Amalgamation. If we do not receive these approvals and consents, or do not receive them on terms that satisfy the conditions set forth in the Amalgamation Agreement, then the parties will not be obligated to complete the Amalgamation. The governmental agencies from which we will seek these approvals have broad discretion in administering the governing regulations. As a condition to the approval of the Amalgamation, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect the way the combined company conducts business following the Amalgamation. The terms, conditions, obligations or restrictions of such approvals could jeopardize or delay the completion of the Amalgamation.

Pursuant and subject to the other terms and conditions of the Amalgamation Agreement, we have agreed to use our reasonable best efforts to make, as promptly as practicable following the date of the Amalgamation Agreement and in any event no later than fifteen days following the date of the Amalgamation Agreement, all appropriate filings required by the Amalgamation Agreement and all other necessary filings with any other governmental entity with respect to the transactions contemplated by the Amalgamation Agreement. If we or Harbor Point agrees to any material term, condition, obligation or restriction in order to obtain any approval required to complete the Amalgamation, these terms, conditions, obligations or restrictions could adversely affect our ability to integrate our operations with Harbor Point’s operations or could reduce the anticipated benefits of the Amalgamation. Any such adverse effect or reduction could have a material adverse effect on the our businesses, financial condition and operating results following the Amalgamation, as well as the market value of the combined company’s common shares after consummation of the Amalgamation.

Risks Related to the Combined Entity Following the Amalgamation

The integration of Max and Harbor Point following the Amalgamation may present significant challenges and costs.

We may face significant challenges, including technical, accounting and other challenges, in combining our and Harbor Point’s operations. We entered into the Amalgamation agreement because we believe that the Amalgamation will be beneficial to us and our shareholders. Achieving the anticipated benefits of the Amalgamation will depend in part upon whether we and Harbor Point integrate our businesses in a timely and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Amalgamation will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined company. Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined company’s potential to achieve the long-term strategic benefits of the Amalgamation and could have a material adverse effect on the business, financial condition and operating results of the combined company and the market price of the combined company’s common shares.

In addition, the combined company will incur integration and restructuring costs following the completion of the Amalgamation as it integrates our business with those of Harbor Point’s. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we can give no assurance that this net benefit will be achieved in the near term, if at all.

If Max or Harbor Point’s existing contractual arrangements are terminated or dishonored, the anticipated benefits to the combined company’s business and results of operations may be significantly diminished.

In analyzing the value of the other party’s business, each of Max and Harbor Point ascribed a significant value to the continued effectiveness of a number of the other party’s existing contractual arrangements. If the benefits from these arrangements are less than expected, including as a result of these arrangements being terminated, determined to be unenforceable, in whole or in part, or the counterparty to such arrangements failing to satisfy their obligations hereunder, the benefits of the transactions to the combined company may be significantly less than anticipated.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2001, our board of directors approved a share-repurchase program providing for repurchases of up to $15.0 million of Max Capital’s common shares. The repurchase program has been increased from time to time at the election of our board of directors. In December 2007, February 2008, and February 2010, our board of directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million, $100.0 million, and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market, privately negotiated transactions or Rule 10b5-1 stock trading plan. During the three months ended March 31, 2010 $11.9 million had been expended to repurchase 516,957 shares.

The table below sets forth the information with respect to purchases made by or on behalf of Max Capital or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2010 to January 31, 2010)(1)	163,500	$22.46	163,500	$31.8 million
(February 1, 2010 to February 28, 2010)(1)	353,457	$23.24	353,457	$123.6 million
(March 1, 2010 to March 31, 2010)(1)	—	—	—	$123.6 million

Total (January 1, 2010 to March 31, 2010)(1)	516,957	$23.00	516,957	$123.6 million

(1)

Max Capital’s share repurchase policy permits repurchases (except as provided by the Rule 10b5-1 stock trading plan) only during the period commencing three business days following the earnings release for the prior quarter and lasting until 10 days prior to quarter-end.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

2.1(1)	Agreement and Plan of Amalgamation, dated as of March 3, 2010, by and among Max Capital Group Ltd., Alterra Holdings Limited and Harbor Point Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.1	Form of Harbor Point Limited Shareholder Voting Agreement, dated as of March 3, 2010, by and among Max Capital Group Ltd., and each of the shareholders of Harbor Point Limited listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.2	Form of Harbor Point Limited Lock-Up Agreement, dated as of March 3, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.3	Form of Max Capital Group Ltd. Lock-Up Agreement, dated as of March 3, 2010 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.4	Third Amendment and Limited Consent to Credit Agreement, dated as of March 3, 2010, by and among Max Bermuda Ltd., Max Capital Group Ltd., the Lender parties thereto and Bank of America, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.5

Consent, Termination and Release Agreement among Max Capital Group Limited, Harbor Point Limited, Moore

Holdings, LLC and Moore Global Investments Ltd., dated as of March 3, 2010 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (No. 333-165413) on Form S-4 filed with the SEC on March 12, 2010).

10.6	Form of Max Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement (No. 333-165413) on Form S-4/A filed with the SEC on March 22, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the Securities and Exchange Commission upon request by the commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Max Capital Group Ltd.

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	May 4, 2010

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	May 4, 2010