Form 10-Q
period 2010-06-30
ALTERRA CAPITAL HOLDINGS Ltd
filed 2010-08-06
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33047

ALTERRA CAPITAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0584464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Alterra House

2 Front Street

Hamilton, HM 11

Bermuda

(Address of principal executive offices) (Zip Code)

(441) 295-8800

(Registrant’s telephone number, including area code)

MAX CAPITAL GROUP LTD.

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of July 31, 2010 was 117,896,497.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$741,684	$702,278
Fixed maturities, trading, at fair value (amortized cost: 2010 - $231,452; 2009 - $226,007)	230,251	228,696
Fixed maturities, available for sale, at fair value (amortized cost: 2010 - $5,322,267; 2009 - $2,974,938)	5,451,969	3,007,356
Fixed maturities, held to maturity, at amortized cost (fair value: 2010 - $967,303; 2009 - $1,033,551)	871,651	1,005,947
Other investments, at fair value	436,757	318,073
Accrued interest income	67,561	57,215
Premiums receivable	780,025	567,301
Losses and benefits recoverable from reinsurers	962,442	1,001,373
Deferred acquisition costs	89,881	65,648
Prepaid reinsurance premiums	207,102	190,613
Trades pending settlement	—	76,031
Goodwill and intangible assets	60,670	48,686
Other assets	74,943	70,529

Total assets	$9,974,936	$7,339,746

LIABILITIES
Property and casualty losses	$3,772,622	$3,178,094
Life and annuity benefits	1,209,031	1,372,513
Deposit liabilities	147,727	152,629
Funds withheld from reinsurers	120,324	140,079
Unearned property and casualty premiums	1,090,323	628,161
Reinsurance balances payable	295,979	146,085
Accounts payable and accrued expenses	81,846	67,088
Trades pending settlement	39,641	—
Bank loans	200,000	—
Senior notes	90,476	90,464

Total liabilities	7,047,969	5,775,113

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 118,643,363 (2009 – 55,867,125) shares issued and outstanding	118,643	55,867
Additional paid-in capital	2,157,700	752,309
Accumulated other comprehensive income	102,718	25,431
Retained earnings	547,906	731,026

Total shareholders’ equity	2,926,967	1,564,633

Total liabilities and shareholders’ equity	$9,974,936	$7,339,746

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Gross premiums written	$398,981	$396,509	$770,120	$830,782
Reinsurance premiums ceded	(79,715)	(129,669)	(232,935)	(294,048)

Net premiums written	$319,266	$266,840	$537,185	$536,734

Earned premiums	$391,723	$354,620	$696,720	$664,002
Earned premiums ceded	(98,463)	(125,835)	(209,220)	(244,935)

Net premiums earned	293,260	228,785	487,500	419,067
Net investment income	53,277	41,755	101,667	82,243
Net realized and unrealized (losses) gains on investments	(14,786)	21,472	(8,364)	39,913

Total other-than-temporary impairment losses	(1,167)	(5,190)	(1,865)	(5,190)
Portion of loss recognized in other comprehensive income (loss), before taxes	867	3,176	1,145	3,176

Net impairment losses recognized in earnings	(300)	(2,014)	(720)	(2,014)
Other income	275	974	619	2,280

Total revenues	331,726	290,972	580,702	541,489

LOSSES AND EXPENSES
Net losses and loss expenses	159,817	122,228	284,782	246,951
Claims and policy benefits	13,943	55,407	31,602	69,739
Acquisition costs	48,798	25,059	73,042	45,689
Interest expense	7,916	4,744	12,858	8,683
Net foreign exchange gains	(634)	(3,404)	(3,086)	(6,880)
Merger and acquisition expenses	(54,570)	4,785	(49,826)	10,008
General and administrative expenses	50,649	36,105	87,177	75,165

Total losses and expenses	225,919	244,924	436,549	449,355

INCOME BEFORE TAXES	105,807	46,048	144,153	92,134
Income tax expense	2,360	2,290	4,325	3,837

NET INCOME	103,447	43,758	139,828	88,297

Change in net unrealized gains and losses of fixed maturities, net of tax	60,525	36,933	94,656	(29,165)
Foreign currency translation adjustment	(7,629)	20,925	(17,369)	24,834

COMPREHENSIVE INCOME	$156,343	$101,616	$217,115	$83,966

Basic earnings per share	$1.14	$0.77	$1.90	$1.55

Diluted earnings per share	$1.13	$0.76	$1.88	$1.54

Weighted average common shares outstanding—basic	91,042,301	57,066,298	73,779,447	56,851,795

Weighted average common shares outstanding—diluted	91,661,430	57,638,446	74,524,919	57,411,744

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2010	2009
Common shares
Balance, beginning of period	$55,867	$55,806
Issuance of common shares, net	64,983	904
Repurchase of shares	(2,207)	(111)

Balance, end of period	118,643	56,599

Additional paid-in capital
Balance, beginning of period	752,309	763,391
Issuance of common shares, net	1,417,316	(95)
Stock based compensation expense	30,241	10,727
Repurchase of shares	(42,166)	(1,976)

Balance, end of period	2,157,700	772,047

Accumulated other comprehensive income (loss)
Balance, beginning of period	25,431	(45,399)
Holding gains (losses) on available for sale fixed maturities arising in period, net of tax	99,001	(28,715)
Net realized (gains) losses on available for sale securities included in net income, net of tax	(3,200)	2,726
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(1,145)	(3,176)
Foreign currency translation adjustment	(17,369)	24,834

Balance, end of period	102,718	(49,730)

Retained earnings
Balance, beginning of period	731,026	506,533
Net income	139,828	88,297
Dividends	(322,948)	(10,277)

Balance, end of period	547,906	584,553

Total shareholders’ equity	$2,926,967	$1,363,469

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$139,828	$88,297
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	30,241	10,727
Amortization of premium on fixed maturities	4,798	2,048
Accretion of deposit liabilities	2,754	1,440
Net realized and unrealized losses (gains) on investments	8,364	(39,913)
Net impairment losses recognized in earnings	720	2,014
Negative goodwill gain	(95,788)	—
Changes in:
Accrued interest income	5,133	5,450
Premiums receivable	150,598	(106,798)
Losses and benefits recoverable from reinsurers	(4,706)	(74,749)
Deferred acquisition costs	(22,681)	(17,036)
Prepaid reinsurance premiums	(25,170)	(50,996)
Other assets	6,412	4,437
Property and casualty losses	(212,784)	75,859
Life and annuity benefits	(19,532)	16,276
Funds withheld from reinsurers	(19,754)	(23,331)
Unearned property and casualty premiums	94,146	159,763
Reinsurance balances payable	146,084	27,405
Accounts payable and accrued expenses	(14,882)	(28,598)

Cash provided by operating activities	173,781	52,295

INVESTING ACTIVITIES
Purchases of available for sale securities	(1,030,431)	(487,944)
Sales of available for sale securities	264,405	139,161
Redemptions/maturities of available for sale securities	527,854	331,362
Purchases of trading securities	(27,913)	(25,393)
Sales of trading securities	1,153	28,539
Redemptions/maturities of trading securities	12,975	2,896
Purchases of held to maturity securities	(14,682)	—
Redemptions/maturities of held to maturity securities	16,570	—
Net sales of other investments	59,897	334,051
Acquisition of subsidiary, net of cash acquired	446,819	—

Cash provided by investing activities	256,647	322,672

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,075	809
Repurchase of common shares	(44,373)	(2,087)
Dividends paid	(321,396)	(10,277)
Repayments of bank loans	—	(270,000)
Additions to deposit liabilities	2,997	12,073
Payments of deposit liabilities	(9,873)	(78,991)

Cash used in financing activities	(371,570)	(348,473)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(19,452)	32,280
Net increase in cash and cash equivalents	39,406	58,774
Cash and cash equivalents, beginning of period	702,278	949,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	$741,684	$1,008,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $9,918 and $8,895 for the six months ended June 30, 2010 and 2009, respectively.

Corporate taxes paid totaled $729 and $nil for the six months ended June 30, 2010 and 2009, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Alterra Capital Holdings Limited (“Alterra” and, collectively with its subsidiaries, the “Company”), formerly known as Max Capital Group Ltd., is a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities, property and casualty insurers, and life and health insurers. Alterra was incorporated on July 8, 1999 under the laws of Bermuda.

On March 3, 2010, Alterra entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) with Alterra Holdings Limited (“Alterra Holdings”), a direct wholly-owned subsidiary of Alterra, and Harbor Point Limited (“Harbor Point”), a privately held company, pursuant to which Alterra Holdings amalgamated with Harbor Point (the “Amalgamation”). The Amalgamation was consummated on May 12, 2010. The results of operations of Harbor Point are included in the consolidated results of operations for the period from May 12, 2010.

Alterra has commenced the process of changing the names of its subsidiaries to include the name Alterra. Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited (formerly Max Capital Group Ltd.)
Alterra America	Max America Insurance Company (to be renamed Alterra America Insurance Company)
Alterra at Lloyd’s	Alterra at Lloyd’s Limited (formerly Max at Lloyd’s Ltd.)
Alterra Diversified	Alterra Diversified Strategies Limited (formerly Max Diversified Strategies Ltd.)
Alterra Capital Europe	Alterra Capital Europe Limited (formerly Max Europe Holdings Limited)
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Insurance	Alterra Insurance Limited (formerly Max Bermuda Ltd.)
Alterra Insurance Europe	Alterra Insurance Europe Limited (formerly Max Insurance Europe Limited)
Alterra Managers	Alterra Managers Limited (formerly Max Managers Ltd.)
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe Limited (formerly Max Re Europe Limited)
Alterra Re UK	Alterra Re UK (formerly known as Harbor Point Re UK)
Alterra Re USA	Harbor Point Reinsurance U.S., Inc. (to be renamed Alterra Reinsurance USA Inc.)
Alterra Specialty	Max Specialty Insurance Company (to be renamed Alterra Specialty Insurance Company)
Alterra Capital UK	Alterra Capital UK Limited (formerly Max UK Holdings Ltd.)
Alterra USA	Alterra USA Holdings Limited (formerly Max USA Holdings Ltd.)
Alterra USA Holdings	Harbor Point U.S. Holdings, Inc. (to be renamed Alterra USA Holdings Inc.)

Alterra’s principal operating subsidiaries are Alterra Insurance and Alterra Re, which are registered as Class 4 insurers under the insurance laws of Bermuda. Alterra Insurance is also registered as a long-term insurer under the insurance laws of Bermuda. Alterra Insurance and Alterra Re are expected to be amalgamated prior to December 31, 2010. Following the consummation of this expected amalgamation, the amalgamated company will be renamed Alterra Bermuda Limited.

The Company’s non-Lloyd’s European activities are conducted from Dublin, Ireland through Alterra Capital Europe and its two wholly-owned operating subsidiaries, Alterra Re Europe and Alterra Insurance Europe. In addition, Alterra Re operates a branch, Alterra Re UK, in the United Kingdom.

The Company’s Lloyd’s activities are conducted by Alterra Capital UK, which, through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra Capital UK’s operations are based primarily in London, England. The Company’s proportionate share of Syndicates 1400, 2525 and 2526, are 100%, approximately 2% and approximately 36%, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s U.S. reinsurance activities are conducted through Alterra USA Holdings and its operating subsidiary, Alterra Re USA, a Connecticut-domiciled reinsurance company. The Company’s U.S. insurance activities are conducted through Alterra USA and its operating subsidiaries Alterra Specialty, a Delaware-domiciled excess and surplus insurance company, and Alterra America, an Indiana-domiciled insurance company. Through Alterra Re USA, Alterra Specialty and Alterra America, the Company is able to write both admitted and non-admitted business throughout the United States and Puerto Rico.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.

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

Certain reclassifications, which did not impact net income, have been made to prior period amounts to conform to the current period presentation. These include the reclassification of certain derivative instruments from other assets to other investments in the consolidated balance sheets.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

3. SEGMENT INFORMATION

The Company operates in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance.

Insurance Segment

The Company’s insurance segment offers property and casualty excess of loss capacity from its Bermuda and Dublin offices on specific risks related to individual insureds. Principal lines of business include professional lines, excess liability, aviation and property, primarily for Fortune 1000 companies.

Reinsurance Segment

The Company’s reinsurance segment offers property and casualty quota share and excess of loss reinsurance capacity from its offices in Bermuda, Dublin, London, Bogota and the United States, providing coverage for a portfolio of underlying risks written by the Company’s clients. The underwriting activities of the former Harbor Point companies, specifically Alterra Re, Alterra Re USA and Alterra Re UK, are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, medical malpractice, professional liability, property, whole account and workers’ compensation.

U.S. Specialty Segment

The Company’s U.S. specialty segment offers property and casualty insurance coverage from offices in the United States on specific risks related to individual insureds. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property, primarily to small- to medium sized companies.

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss capacity from its offices in London and Copenhagen. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of its managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability and property.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Life and Annuity Reinsurance Segment

The Company’s life and annuity reinsurance segment operates out of Bermuda and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

The Company also has a corporate function that includes the Company’s investment and financing activities.

Invested assets relating to the insurance, reinsurance (other than invested assets of the U.S. companies within the reinsurance segment) and life and annuity reinsurance segments are managed on an aggregated basis. Consequently, investment income on this consolidated portfolio and gains on other investments are not directly reflected in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, the Company allocates investment returns from the consolidated portfolio to each of these three segments. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for each segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

The U.S. specialty segment, Alterra at Lloyd’s segment and the U.S companies within the reinsurance segment have their own portfolios of fixed maturities investments. As a result, the investment income earned by each of these portfolios is reported in its respective segment. These portfolios, however, are managed on a consolidated basis together with the invested assets of the insurance, reinsurance and life and annuity segments.

A summary of operations by segment for the three and six months ended June 30, 2010 and 2009 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance (a)	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (b)	Corporate (a)	Consolidated
Gross premiums written	$132,312	$119,578	$97,487	$48,802	$398,179	$802	$—	$398,981
Reinsurance premiums ceded	(46,257)	(13,348)	(6,852)	(13,233)	(79,690)	(25)	—	(79,715)

Net premiums written	$86,055	$106,230	$90,635	$35,569	$318,489	$777	$—	$319,266

Earned premiums	$99,874	$174,729	$76,032	$40,286	$390,921	$802	$—	$391,723
Earned premiums ceded	(43,676)	(19,054)	(28,588)	(7,120)	(98,438)	(25)	—	(98,463)

Net premiums earned	56,198	155,675	47,444	33,166	292,483	777	—	293,260
Net investment income	6,261	13,708	1,315	3,035	24,319	12,420	16,538	53,277
Net realized and unrealized losses on investments	(103)	(97)	(1)	(1,284)	(1,485)	(1,860)	(11,441)	(14,786)
Net impairment losses recognized in earnings	—	—	—	—	—	—	(300)	(300)
Other income	—	155	97	173	425	—	(150)	275

Total revenues	62,356	169,441	48,855	35,090	315,742	11,337	4,647	331,726

Net losses and loss expenses	35,927	82,441	29,052	12,397	159,817	—	—	159,817
Claims and policy benefits	—	—	—	—	—	13,943	—	13,943
Acquisition costs	797	32,673	9,135	6,070	48,675	123	—	48,798
Interest expense	240	3,357	—	—	3,597	2,676	1,643	7,916
Net foreign exchange losses (gains)	—	489	—	(1,182)	(693)	—	59	(634)
Merger and acquisition expenses	—	—	—	—	—	—	(54,570)	(54,570)
General and administrative expenses	6,501	14,820	7,986	5,826	35,133	642	14,874	50,649

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended June 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance (a)	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (b)	Corporate (a)	Consolidated
Total losses and expenses	43,465	133,780	46,173	23,111	246,529	17,384	(37,994)	225,919

Income (loss) before taxes	$18,891	$35,661	$2,682	$11,979	$69,213	$(6,047)	$42,641	$105,807

Loss ratio (c)	63.9%	53.0%	61.2%	37.4%	54.6%
Combined ratio (d)	76.9%	83.5%	97.3%	73.2%	83.3%

(a)	The results of operations of Harbor Point are included for the period from May 12, 2010.
(b)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(c)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(d)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Six Months Ended June 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance (a)	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (b)	Corporate (a)	Consolidated
Gross premiums written	$198,733	$274,429	$174,374	$120,919	$768,455	$1,665	$—	$770,120
Reinsurance premiums ceded	(84,833)	(58,699)	(56,079)	(33,192)	(232,803)	(132)	—	(232,935)

Net premiums written	$113,900	$215,730	$118,295	$87,727	$535,652	$1,533	$—	$537,185

Earned premiums	$196,915	$270,472	$149,922	$77,746	$695,055	$1,665	$—	$696,720
Earned premiums ceded	(90,922)	(35,012)	(68,565)	(14,589)	(209,088)	(132)	—	(209,220)

Net premiums earned	105,993	235,460	81,357	63,157	485,967	1,533	—	487,500
Net investment income	12,430	24,612	2,656	5,052	44,750	25,519	31,398	101,667
Net realized and unrealized gains (losses) on investments	203	221	(1)	(1,466)	(1,043)	4,056	(11,377)	(8,364)
Net impairment losses recognized in earnings	—	—	—	—	—	—	(720)	(720)
Other income	(11)	155	102	351	597	(28)	50	619

Total revenues	118,615	260,448	84,114	67,094	530,271	31,080	19,351	580,702

Net losses and loss expenses	73,206	132,506	50,415	28,655	284,782	—	—	284,782
Claims and policy benefits	—	—	—	—	—	31,602	—	31,602
Acquisition costs	488	47,639	12,809	11,837	72,773	269	—	73,042
Interest expense	474	5,058	—	—	5,532	4,039	3,287	12,858
Net foreign exchange losses (gains)	—	489	—	(3,891)	(3,402)	—	316	(3,086)
Merger and acquisition expenses	—	—	—	—	—	—	(49,826)	(49,826)
General and administrative expenses	12,398	23,779	16,458	8,539	61,174	1,299	24,704	87,177

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Six Months Ended June 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance (a)	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (b)	Corporate (a)	Consolidated
Total losses and expenses	86,566	209,471	79,682	45,140	420,859	37,209	(21,519)	436,549

Income (loss) before taxes	$32,049	$50,977	$4,432	$21,954	$109,412	$(6,129)	$40,870	$144,153

Loss ratio (c)	69.1%	56.3%	62.0%	45.4%	58.6%
Combined ratio (d)	81.2%	86.6%	97.9%	77.6%	86.2%

(a)	The results of operations of Harbor Point are included for the period from May 12, 2010.
(b)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(c)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(d)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Three Months Ended June 30, 2009
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Revenues
Gross premiums written	$133,911	$95,196	$81,016	$45,363	$355,486	$41,023	$—	$396,509
Reinsurance premiums ceded	(49,251)	(18,085)	(51,659)	(10,647)	(129,642)	(27)	—	(129,669)

Net premiums written	$84,660	$77,111	$29,357	$34,716	$225,844	$40,996	$—	$266,840

Earned premiums	$101,551	$112,550	$63,078	$36,418	$313,597	$41,023	$—	$354,620
Earned premiums ceded	(50,743)	(22,825)	(41,657)	(10,583)	(125,808)	(27)	—	(125,835)

Net premiums earned	50,808	89,725	21,421	25,835	187,789	40,996	—	228,785
Net investment income	5,722	9,975	1,495	645	17,837	12,917	11,001	41,755
Net realized and unrealized gains on investments	1,003	2,385	—	720	4,108	9,346	8,018	21,472
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,014)	(2,014)
Other income	—	12	372	436	820	—	154	974

Total revenues	57,533	102,097	23,288	27,636	210,554	63,259	17,159	290,972

Net losses and loss expenses	37,809	57,813	13,149	13,457	122,228	—	—	122,228
Claims and policy benefits	—	—	—	—	—	55,407	—	55,407
Acquisition costs	(470)	15,734	2,723	6,395	24,382	677	—	25,059
Interest expense	—	1,191	—	—	1,191	837	2,716	4,744
Net foreign exchange gains	—	—	—	(1,656)	(1,656)	—	(1,748)	(3,404)
Merger and acquisition expenses	—	—	—	—	—	—	4,785	4,785
General and administrative expenses	5,415	7,223	5,635	5,712	23,985	657	11,463	36,105

Total losses and expenses	42,754	81,961	21,507	23,908	170,130	57,578	17,216	244,924

Income (loss) before taxes	$14,779	$20,136	$1,781	$3,728	$40,424	$5,681	$(57)	$46,048

Loss ratio (b)	74.4%	64.4%	61.4%	52.1%	65.1%
Combined ratio (c)	84.1%	90.0%	100.4%	99.0%	90.8%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30, 2009
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Revenues
Gross premiums written	$221,593	$328,178	$149,849	$89,542	$789,162	$41,620	$—	$830,782
Reinsurance premiums ceded	(104,192)	(69,468)	(92,320)	(27,948)	(293,928)	(120)	—	(294,048)

Net premiums written	$117,401	$258,710	$57,529	$61,594	$495,234	$41,500	$—	$536,734

Earned premiums	$203,748	$236,536	$117,434	$64,664	$622,382	$41,620	$—	$664,002
Earned premiums ceded	(102,896)	(49,344)	(74,608)	(17,967)	(244,815)	(120)	—	(244,935)

Net premiums earned	100,852	187,192	42,826	46,697	377,567	41,500	—	419,067
Net investment income	10,963	19,203	3,088	1,467	34,721	24,483	23,039	82,243
Net realized and unrealized gains on investments	2,239	5,427	148	1,187	9,001	17,214	13,698	39,913
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,014)	(2,014)
Other income	1,147	12	220	508	1,887	—	393	2,280

Total revenues	115,201	211,834	46,282	49,859	423,176	83,197	35,116	541,489

Net losses and loss expenses	74,273	124,028	25,234	23,416	246,951	—	—	246,951
Claims and policy benefits	—	—	—	—	—	69,739	—	69,739
Acquisition costs	(1,872)	33,197	3,947	9,547	44,819	870	—	45,689
Interest expense	—	694	—	—	694	454	7,535	8,683
Net foreign exchange gains	—	—	—	(5,166)	(5,166)	—	(1,714)	(6,880)
Merger and acquisition expenses	—	—	—	—	—	—	10,008	10,008
General and administrative expenses	10,544	14,747	13,391	10,433	49,115	1,351	24,699	75,165

Total losses and expenses	82,945	172,666	42,572	38,230	336,413	72,414	40,528	449,355

Income (loss) before taxes	$32,256	$39,168	$3,710	$11,629	$86,763	$10,783	$(5,412)	$92,134

Loss ratio (b)	73.6%	66.3%	58.9%	50.1%	65.4%
Combined ratio (c)	82.2%	91.9%	99.4%	92.9%	90.3%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2010 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$591,763	$115,605	$61,087	$768,455
Reinsurance ceded	(172,106)	(53,201)	(7,496)	(232,803)

	$419,657	$62,404	$53,591	$535,652

Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2009 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$640,585	$84,523	$64,054	$789,162
Reinsurance ceded	(242,232)	(42,571)	(9,125)	(293,928)

	$398,353	$41,952	$54,929	$495,234

The largest client in each of the six months ended June 30, 2010 and 2009 accounted for 3.5% and 7.2% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the six months ended June 30, 2010 and 2009 were from North America.

The largest client in each of the six months ended June 30, 2010 and 2009 accounted for 60.1% and 98.2% of the Company’s life and annuity gross premiums written, respectively. There were no new life and annuity transactions written in the six months ended June 30, 2010, and one contract written in the six months ended June 30, 2009.

4. BUSINESS COMBINATION

On May 12, 2010, pursuant to the terms of the Amalgamation Agreement entered into by Alterra, Harbor Point amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra. Upon consummation of the Amalgamation, Max Capital Group Ltd. was renamed Alterra Capital Holdings Limited. The purpose of the Amalgamation was to create a larger, more diversified entity with access to more markets and more underwriting opportunities than the Company prior to the Amalgamation.

The Amalgamation has been accounted for as a business combination, with Alterra the accounting acquirer. The Company has recorded the acquired assets and liabilities of Harbor Point at their fair values with the difference between the purchase price and the fair values being a negative goodwill gain.

Each outstanding Class A voting common share of Harbor Point was converted into Alterra common shares, at a fixed exchange ratio of 3.7769, and cash in lieu of fractional shares. The aggregate purchase price consideration was $1,481.8 million for the tangible net assets acquired of $1,565.4 million and intangible assets of $12.2 million. The negative goodwill gain recognized was $95.8 million. During the past year Alterra common shares have traded in the market at a discount to book value. This discount, together with the fixed share exchange ratio were the principal factors responsible for the negative goodwill gain.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The fair value of Harbor Point’s net assets acquired and the allocation of the purchase price is summarized as follows:

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)
Number of Harbor Point common shares (including unvested restricted Harbor Point common shares) outstanding at May 12, 2010		16,542,489
Exchange ratio		3.7769
Total Alterra common shares issued (1)		62,479,281
Closing price of Alterra common shares on May 12, 2010		$22.98

Purchase price before adjustments for stock based compensation		$1,435,774
Fair value of Harbor Point options and Harbor Point warrants outstanding at May 12, 2010		74,278
Unrecognized compensation on unvested Harbor Point options and restricted Harbor Point common shares		(28,265)

Total purchase price		$1,481,787
Fair value of assets acquired:
Cash and investments	$2,662,968
Net premiums receivables	354,496
Other assets	30,149

Tangible assets acquired		3,047,613
Fair value of intangible assets		12,200
Fair value of liabilities acquired:
Net loss reserves	836,677
Net unearned premiums	370,500
Other liabilities	275,061

Liabilities acquired		1,482,238

Negative goodwill gain		$95,788

(1)	Adjusted for rounding.

As of June 30, 2010, the Company has not completed the process of determining the fair value of the intangible asset for customer and broker relationships. As a result, the fair value recorded is a provisional estimate. The provisional fair value of the separately identifiable intangible assets acquired and the period over which the intangible assets will be amortized, if applicable, is as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Amortization Period
Definite-lived intangible asset:
Customer and broker relationships	6,000	4 years
Indefinite-lived intangible asset:
U.S. insurance licenses	6,200

The net loss reserves acquired include an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of income and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. As of June 30, 2010, the unamortized balance of this fair value adjustment was $88.9 million.

The net unearned premiums acquired include a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of income and comprehensive income over the next two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. As of June 30, 2010, the unamortized balance of this fair value adjustment was $112.3 million.

The transaction expenses incurred relating to the Amalgamation primarily related to advisory, legal and audit related services, the acceleration of stock-based compensation, and other merger-related expenses. These expenses have been presented along with the negative goodwill gain in the merger and acquisition expenses line in the Company’s consolidated statements of income and comprehensive income, and is composed of the following:

(Expressed in thousands of U.S. Dollars)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Negative goodwill gain	$(95,788)	$(95,788)
Transaction expenses	22,337	27,081
Acceleration of stock-based compensation	18,881	18,881

Merger and acquisition expenses	$(54,570)	$(49,826)

The following selected information summarizes the results of Harbor Point from May 12, 2010 that have been included within the Company’s consolidated statements of income and comprehensive income:

(Expressed in thousands of U.S. Dollars)
Total revenues	80,394
Total expenses	64,368

Net income	$16,026

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Supplemental Pro Forma Information

Operating results of Harbor Point have been included in the consolidated financial statements from the date of the Amalgamation. The following selected unaudited pro forma financial information for the three and six months ended June 30, 2010 and 2009 is provided for informational purposes only, to present a summary of the combined results of the Company and Harbor Point assuming the Amalgamation occurred on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it necessarily indicative of future results.

(Expressed in thousands of U.S dollars, except per share amounts)	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2010	2009	2010	2009
Gross premiums written	$476,550	$564,251	$1,153,455	$1,226,683
Net premiums earned	368,061	366,130	706,393	683,728
Total revenue	415,928	447,407	832,183	846,469
Net income	53,283	90,837	130,060	182,666
Basic earnings per share	$0.45	$0.76	$1.09	$1.54
Diluted earnings per share	$0.44	$0.76	$1.08	$1.53

5. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of June 30, 2010 and December 31, 2009 were:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
June 30, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$993,954	$21,268	$(535)	$—	$1,014,687
Non-U.S. governments	68,093	6,031	(16)	—	74,108
Corporate securities	2,533,185	70,984	(9,040)	(709)	2,594,420
Municipal securities	204,874	4,776	(1,022)	—	208,628
Asset-backed securities	108,036	926	(12,408)	(668)	95,886
Residential mortgage-backed securities (1)	1,084,913	36,770	(3,841)	(3,562)	1,114,280
Commercial mortgage-backed securities	329,212	24,693	(3,945)	—	349,960

	$5,322,267	$165,448	$(30,807)	$(4,939)	$5,451,969

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$411,596	$9,291	$(2,756)	$—	$418,131
Non-U.S. governments	81,654	2,278	(1,905)	—	82,027
Corporate securities	1,246,815	36,070	(10,373)	(1,096)	1,271,416
Municipal securities	83,780	1,366	(1,488)	—	83,658
Asset-backed securities	113,531	1,168	(13,982)	(1,007)	99,710
Residential mortgage-backed securities (1)	752,618	21,451	(7,319)	(3,651)	763,099
Commercial mortgage-backed securities	284,944	14,552	(10,181)	—	289,315

	$2,974,938	$86,176	$(48,004)	$(5,754)	$3,007,356

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,017,530 (2009—$689,468).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies(1)	$2,032,217	37.3	$1,107,599	36.8
AAA	1,111,829	20.4	648,163	21.6
AA	574,817	10.5	288,158	9.6
A	1,307,803	24.0	721,596	24.0
BBB	204,239	3.7	100,235	3.3
BB	29,324	0.5	34,781	1.2
B or lower	191,740	3.6	106,824	3.5

	$5,451,969	100.0	$3,007,356	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,017,530 (2009—$689,468).

The maturity distribution for available for sale fixed maturities held as of June 30, 2010 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$636,650	$639,948
After one year through five years	2,175,927	2,220,699
After five years through ten years	640,144	669,621
More than ten years	347,385	361,575

	3,800,106	3,891,843
Asset-backed securities	108,036	95,886
Mortgage-backed securities	1,414,125	1,464,240

	$5,322,267	$5,451,969

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fixed Maturities – Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of June 30, 2010 and December 31, 2009 were:

			Gross Unrealized Losses
June 30, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$22,688	$1,164	$—	$—	$23,852
Non-U.S. governments	492,728	63,280	—	—	556,008
Corporate securities	356,235	31,208	—	—	387,443

	$871,651	$95,652	$—	$—	$967,303

			Gross Unrealized Losses
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$14,050	$—	$(515)	$—	$13,535
Non-U.S. governments	573,250	11,034	—	—	584,284
Corporate securities	418,647	17,085	—	—	435,732

	$1,005,947	$28,119	$(515)	$—	$1,033,551

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of June 30, 2010 and December 31, 2009.

June 30, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$22,688	2.6	$23,852	2.5
AAA	586,033	67.2	660,723	68.3
AA	110,509	12.7	118,070	12.2
A	138,655	15.9	149,101	15.4
BBB	12,498	1.4	14,098	1.4
BB	—	—	—	—
B or lower	1,268	0.2	1,459	0.2

	$871,651	100.0	$967,303	100.0

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$14,050	1.4	$13,535	1.3
AAA	717,954	71.4	734,595	71.1
AA	101,675	10.1	105,296	10.2
A	158,141	15.7	165,172	16.0
BBB	12,672	1.3	13,478	1.3
BB	—	—	—	—
B or lower	1,455	0.1	1,475	0.1

	$1,005,947	100.0	$1,033,551	100.0

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The maturity distribution for held to maturity fixed maturities held as of June 30, 2010 was as follows:

	Amortized Cost	Fair Value
Within one year	$27,324	$27,547
After one year through five years	118,295	123,411
After five years through ten years	133,758	144,982
More than ten years	592,274	671,363

	$871,651	$967,303

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the six months ended June 30, 2010 and 2009 was:

	Six Months Ended June 30,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Interest earned on fixed maturities, cash and cash equivalents	$105,546	$85,588
Interest earned on funds withheld	3,726	478
Amortization of premium on fixed maturities	(4,798)	(2,048)
Investment expenses	(2,807)	(1,775)

	$101,667	$82,243

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the six months ended June 30, 2010 and 2009 were:

	Six Months Ended June 30,
	2010	2009
	(Expressed in thousands of U.S. Dollars)
Gross realized gains on available for sale securities	$7,073	$5,219
Gross realized losses on available for sale securities	(3,812)	(5,912)
Net realized and unrealized (losses) gains on trading securities	(1,466)	1,187
Change in fair value of other investments	(10,159)	39,419

Net realized and unrealized (losses) gains on investments	$(8,364)	$39,913

Net other-than-temporary impairment losses recognized in earnings	$(720)	$(2,014)

Change in net unrealized gains (losses) on available for sale fixed maturities, before tax	$97,284	$(29,163)

Included in net realized and unrealized gains (losses) on trading securities was $0.3 million of net realized losses recognized on trading securities sold during the six months ended June 30, 2010 ($nil in the six months ended June 30, 2009).

Other-Than-Temporary Impairment

The Company attempts to match the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a security is held there will be periods, perhaps greater than twelve months, when the investment’s fair value is less than its cost, resulting in unrealized losses.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Any other-than-temporary impairment (“OTTI”) related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) the Company has the intent to sell the debt security or (b) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. This policy was adopted as of April 1, 2009 and did not result in a cumulative effect adjustment.

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

The Company recorded $0.3 million of OTTI in earnings for the three months ended June 30, 2010, all of which related to estimated credit losses ($2.0 million in the three months ended June 30, 2009, of which $1.8 million related to estimated credit losses).

The Company recorded $0.7 million of OTTI in earnings for the six months ended June 30, 2010, all of which related to estimated credit losses ($2.0 million in the six months ended June 30, 2009, of which $1.8 million related to estimated credit losses).

The following methodology and significant inputs were used to determine the estimated credit losses during the three and six months ended June 30, 2010:

•

Mortgage backed securities ($0.3 million and $0.5 million credit loss recognized for the three and six months ended June 30, 2010)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•

Asset backed securities ($nil and $0.2 million credit loss recognized for the three and six months ended June 30, 2010)—the Company utilized underlying data for each security provided by investment managers in order to determine an expected recovery value for each security. The analysis provided by the investment managers includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations and loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fixed maturities with unrealized losses, and the duration of such conditions as of June 30, 2010 and as of December 31, 2009, were:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2010 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$7,138	$535	$—	$—	$7,138	$535
Non-U.S. governments	3,158	16	—	—	3,158	16
Corporate securities	354,445	9,749	—	—	354,445	9,749
Municipal securities	29,540	1,022	—	—	29,540	1,022
Asset backed securities	43,314	12,433	1,191	643	44,505	13,076
Residential mortgage-backed securities	103,034	7,403	—	—	103,034	7,403
Commercial mortgage-backed securities	71,720	3,945	—	—	71,720	3,945

	$612,349	$35,103	$1,191	$643	$613,540	$35,746

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$122,515	$2,756	$—	$—	$122,515	$2,756
Non-U.S. governments	24,457	1,905	—	—	24,457	1,905
Corporate securities	334,212	11,469	—	—	334,212	11,469
Municipal securities	54,212	1,488	—	—	54,212	1,488
Asset-backed securities	61,499	14,254	1,805	735	63,304	14,989
Residential mortgage-backed securities	211,344	10,957	1,802	13	213,146	10,970
Commercial mortgage-backed securities	111,598	10,169	951	12	112,549	10,181

	$919,837	$52,998	$4,558	$760	$924,395	$53,758

Of the total holding of 2,778 (as of December 31, 2009 – 1,495) available for sale securities, 333 (as of December 31, 2009 – 400) had unrealized losses as of June 30, 2010.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2010:

(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at April 1	$1,950	$—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	—	466
Addition for credit loss impairment recognized in the current period on securities previously impaired	300	—
Reduction for securities sold during the period	—	—

Ending balance at June 30	$2,250	$466

(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at January 1	$1,530	$—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	173	466
Addition for credit loss impairment recognized in the current period on securities previously impaired	547	—
Reduction for securities sold during the period	—	—

Ending balance at June 30	$2,250	$466

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Other Investments

The following is a summary of other investments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Hedge funds, at fair value	$358,465	82.0%	$312,077	98.1%
Catastrophe bonds, at fair value	46,252	10.6%	—	—%
Structured deposits, at fair value	24,250	5.6%	—	—%
Equity method investments	4,895	1.1%	2,772	0.9%
Derivatives, at fair value	2,895	0.7%	3,224	1.0%

Total other investments	$436,757	100.0%	$318,073	100.0%

Hedge Funds

The Company has investments in various underlying trading entities across various investment strategies, together, the “hedge fund portfolio”. The distribution of the hedge fund portfolio by investment strategy as of June 30, 2010 and December 31, 2009 was:

	June 30, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$58,131	16.2%	$62,897	20.1%
Diversified arbitrage	31,376	8.8%	34,503	11.1%
Emerging markets	16,663	4.6%	26,211	8.4%
Event-driven arbitrage	36,583	10.2%	41,724	13.4%
Fixed income arbitrage	13,541	3.8%	14,351	4.6%
Fund of funds	50,271	14.0%	—	—%
Global macro	35,037	9.8%	34,299	11.0%
Long/short credit	9,733	2.7%	9,426	3.0%
Long/short equity	104,406	29.1%	85,901	27.5%
Opportunistic	2,724	0.8%	2,765	0.9%

Total hedge fund portfolio	$358,465	100.0%	$312,077	100.0%

Cash and cash equivalent balances of $7.0 million and $22.3 million held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. Redemptions receivable of $15.7 million and $79.1 million held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of June 30, 2010, and December 31, 2009, respectively.

As of June 30, 2010, the hedge fund portfolio employed ten strategies invested in 36 underlying funds. The fund of funds strategy comprises three fund of funds that were acquired as part of the Amalgamation with Harbor Point. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual, or longer basis, depending on the fund.

Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate”. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date.

Of the Company’s June 30, 2010 outstanding redemptions receivable of $15.7 million, none of which is gated, $13.2 million was received in cash prior to August 3, 2010. The fair value of the Company’s holdings in funds with gates imposed as of June 30, 2010 was $36.2 million (December 31, 2009—$41.8 million).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of June 30, 2010, the fair value of hedge funds held in side-pockets was $76.9 million (December 31, 2009—$99.8 million).

Further details regarding the redemption of the hedge fund portfolio as of June 30, 2010 is as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/ Side Pocket Investments(1)	Investments without Gates or Side Pockets	Redemption Frequency(2)	Redemption Notice Period(2)
Distressed securities	$58,131	$20,759	$37,372	Biannually(3)	180 days
Diversified arbitrage	31,376	31,376	—
Emerging markets	16,663	16,663	—
Event-driven arbitrage	36,583	26,952	9,631	Quarterly	60 days
Fixed income arbitrage	13,541	—	13,541	Monthly	90 days
Fund of funds	50,271	—	50,271	(5)	45-370 days
Global macro	35,037	3,245	31,792	Monthly - Quarterly	60 days
Long/short credit	9,733	—	9,733	Quarterly	56 days
Long/short equity	104,406	11,386	93,020	Monthly - Annually(4)	30-90 days
Opportunistic	2,724	2,724	—

Total hedge funds	$358,465	$113,105	$245,360

(1)	For those investments that are restricted by gates or are invested in side pockets, the Company can not reasonably estimate as of June 30, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $30.9 million is December 31, 2010, and for the remaining $6.5 million is September 30, 2011.
(4)	For the funds with an annual redemption frequency, totaling $13.1 million, the next available redemption date is September 30, 2010.
(5)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period is $30.8 million as of June 30, 2010.

As of June 30, 2010, the Company had no unfunded commitments related to its hedge fund portfolio.

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of June 30, 2010, the Company had invested $46.3 million in catastrophe bonds. The Company receives quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.4% as of June 30, 2010. The catastrophe bonds are scheduled to mature at various dates between May 24, 2011 and October 19, 2012. The redemption value of the bonds will adjust based on the occurrence of covered events such as windstorms and earthquakes across a number of geographic regions, including Japan, Europe, Mexico and the United States.

For the three and six months ended June 30, 2010, the Company recorded $0.5 million of net investment income and a $0.3 million increase in the estimated fair value of the catastrophe bonds. The changes in estimated fair value are included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

Structured deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit. The Company elected to account for this structured deposit at fair value. For the three and six months ended June 30, 2010, the estimated fair value of the deposit was below the minimum redemption amount and, therefore, $nil was recorded in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Equity Method Investments

The Company owns 20% of the common shares of New Point Limited (“New Point”) and 7.5% of the common shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Alterra Managers. The Company’s equity share of net income for these investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

Derivatives

The Company holds convertible bond securities within its available for sale fixed maturity portfolio and uses various other derivative instruments, including interest rate swaps, swaptions, futures, futures call and put options, to adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio.

Restricted assets

As of June 30, 2010 and December 31, 2009, $2,784.0 million and $2,536.4 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of June 30, 2010 and December 31, 2009, $1,136.5 million and $569.2 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

The total restricted assets as of June 30, 2010 and December 31, 2009 are as follows:

(Expressed in thousands of U.S. Dollars)	June 30, 2010	December 31, 2009
Restricted assets included in cash and cash equivalents	$289,767	$224,382
Restricted assets included in fixed maturities	3,630,755	2,881,217

Total	$3,920,522	$3,105,599

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

At June 30, 2010, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, and residential and commercial mortgage-backed securities.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and the investment managers, which each utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian or the investment accounting

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

service provider and validates this price through a process that includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to the Company’s knowledge of the current investment market.

The independent pricing services used by the investment custodian, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

For all assets classified as Level 2, the market approach is utilized. The significant inputs used to determine the fair value of those assets classified as Level 2 are as follows:

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

•

Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs include the spread above the risk-free yield curve, reported trades and broker/ dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker/ dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Municipal securities consist primarily of bonds issued by U.S. domiciled state and municipality entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker/ dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Derivatives consist of convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The fair value of the equity call options is determined using an option adjusted spread model, the significant inputs for which include equity prices, interest rates, and benchmark yields. The other derivative instruments are priced based on quoted market prices for similar securities. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•	Catastrophe bonds are recorded at fair value based on dealer quotes and trade prices. These inputs are observable and therefore the investments in catastrophe bonds are classified within Level 2.

•	Structured deposits are recorded at fair value based on quoted indexes that are observable, and, therefore, the investments in structured deposits are classified within Level 2.

The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the fair value hierarchy.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company can not reasonably estimate at June 30, 2010, the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. The remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy as of June 30, 2010, the Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $0.7 million was made to the net asset value reported by the fund manager as of June 30, 2010 (December 31, 2009—$0.7 million) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2010.

June 30, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$468,141	$662,559	$—	$1,130,700
Non-U.S. governments	—	74,108	—	74,108
Corporate securities	—	2,697,593	—	2,697,593
Municipal securities	—	208,628	—	208,628
Asset-backed securities	—	98,265	—	98,265
Residential mortgage-backed securities	—	1,115,574	—	1,115,574
Commercial mortgage-backed securities	—	357,352	—	357,352

Total fixed maturities	468,141	5,214,079	—	5,682,220
Hedge funds	—	208,513	149,952	358,465
Structured deposit	—	24,250	—	24,250
Catastrophe bonds	—	46,252	—	46,252
Derivative assets	—	2,895	—	2,895

Other investments	—	281,910	149,952	431,862

	$468,141	$5,495,989	$149,952	$6,114,082

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$126,760	$398,667	$—	$525,427
Non-U.S. governments	—	82,027	—	82,027
Corporate securities	—	1,375,999	—	1,375,999
Municipal securities	—	83,658	—	83,658
Asset-backed securities	—	102,006	—	102,006
Residential mortgage-backed securities	—	763,974	—	763,974
Commercial mortgage-backed securities	—	302,961	—	302,961

Total fixed maturities	126,760	3,109,292	—	3,236,052
Hedge funds	—	135,148	176,929	312,077
Derivative assets	—	3,224	—	3,224

	$126,760	$3,247,664	$176,929	$3,551,353

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The other investments above do not include equity investments of $4.9 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively, in which the Company is deemed to have significant influence and as such are accounted for under the equity method.

The following tables provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended June 30, 2010 and 2009, and six months ended June 30, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Other Investments	Other Investments
	2010	2009
Beginning balance as of April 1	$135,683	$594,486
Total gains or losses (realized/unrealized)
Included in net income	(3,388)	21,406
Included in other comprehensive income	—	—
Purchases, issuances and settlements	17,657	(181,743)
Transfers in and/or out of Level 3	—	—

Ending balance as of June 30	$149,952	$434,149

The amount of total (losses) gains for the three months ended June 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(3,388)	$19,148

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Expressed in thousands of U.S. Dollars)	Other Investments	Other Investments
	2010	2009
Beginning balance as of January 1	$176,929	749,208
Total gains or losses (realized/unrealized)
Included in net income	(696)	39,419
Included in other comprehensive income	—	—
Purchases, issuances and settlements	2,731	(354,478)
Transfers in and/or out of Level 3	(29,012)	—

Ending balance as of June 30	$149,952	434,149

The amount of total (losses) gains for the six months ended June 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(696)	$31,906

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of June 30, 2010, the Company held $73.9 million (December 31, 2009—$35.0 million) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 6. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the three and six months ended June 30, 2010. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. During the three months ended June 30, 2010, the Company considered replacing its current revolving bank loan with longer term debt. In contemplation of this plan, the Company entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility during the period, the Company elected not to replace its current revolving bank loan and the forward contracts were settled for a loss of $10.4 million.

The Company also uses foreign exchange derivatives to hedge the economic impact of underlying non-U.S. dollar exposures. The fair values of these derivatives are based on prevailing foreign exchange rates. On October 23, 2009, Harbor Point entered into a forward contract that requires the Company to sell 2.75 million Euros for $4.1 million on April 13, 2012. As of June 30, 2010, this forward contract had a fair value of $0.8 million. The Company has elected not to designate these derivatives as hedges.

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

The fair values of derivative instruments as of June 30, 2010 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$2,005	$—
Interest rate-linked derivatives	137	—
Foreign exchange forward contracts	753	—

Total derivatives	$2,895	$—

The fair values of derivative instruments as of December 31, 2009 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$3,224	$—

Total derivatives	$3,224	$—

The derivative assets are included within other investments in the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended June 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2010 Amount of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(1,649)	$—
Interest rate-linked derivatives	(10,873)	—
Foreign exchange forward contracts	155	—
Equity contracts	—	(1,825)

Total derivatives	$(12,367)	$(1,825)

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the six months ended June 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2010 Amount of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(3,170)	$—
Interest rate-linked derivatives	(10,873)	—
Foreign exchange forward contracts	155	—
Equity contracts	—	6,287

Total derivatives	$(13,888)	$6,287

The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income.

8. SENIOR NOTES

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the senior notes, based on the net proceeds received, was approximately 7.27%. The net proceeds from the sale of the senior notes were $99.5 million, which were used to repay a bank loan used to acquire and capitalize Alterra Specialty. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of June 30, 2010 was $90.6 million.

The fair value of the senior notes was $97.2 million as of June 30, 2010, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with these senior notes was $1.6 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $3.3 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively.

9. INCOME TAXES

Alterra, Alterra Insurance and Alterra Re are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in the United States, Ireland, the United Kingdom and other jurisdictions, are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate.

The Company records income taxes during the period on the estimated effective annual rates for each of the years ended December 31, 2010 and 2009. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. EQUITY CAPITAL

On May 12, 2010, as a result of the Amalgamation, the Company issued 3.7769 Alterra common shares (and cash in lieu of fractional shares) for each outstanding Class A voting common share of Harbor Point, resulting in 62,479,281 Alterra common shares being issued to the former holders of Class A voting common shares of Harbor Point. Based on the closing price of Alterra common shares on May 12, 2010, these common shares had an aggregate value of $1,435.8 million.

The Board of Directors declared the following dividends during 2009 and 2010:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable on
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

On February 9, 2010, the Board of Directors authorized an increase in the share repurchase plan of $100.0 million to $135.5 million. During the six months ended June 30, 2010, under the Board-approved share repurchase authorization, the Company repurchased 2,206,993 common shares at an average price of $20.11 per common share for a total amount of $44.4 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the period, 1,482,674 common shares were acquired pursuant to a privately negotiated stock purchase agreement. As of June 30, 2010, the remaining authorization under the Company’s share repurchase program was $91.1 million.

11. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
(Expressed in thousands U.S. Dollars)
Basic earnings per share:
Net income	$103,447	$43,758
Weighted average common shares outstanding—basic	91,042,301	57,066,298

Basic earnings per share	$1.14	$0.77

Diluted earnings per share:
Net income	$103,447	$43,758

Weighted average common shares outstanding—basic	91,042,301	57,066,298
Conversion of warrants	420,613	473,707
Conversion of options	193,827	97,225
Conversion of employee stock purchase plan	4,689	1,216

Weighted average common shares outstanding—diluted	91,661,430	57,638,446

Diluted earnings per share	$1.13	$0.76

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
(Expressed in thousands U.S. Dollars)
Basic earnings per share:
Net income	$139,828	$88,297
Weighted average common shares outstanding—basic	73,779,447	56,851,795

Basic earnings per share	$1.90	$1.55

Diluted earnings per share:
Net income	$139,828	$88,297

Weighted average common shares outstanding—basic	73,779,447	56,851,795
Conversion of warrants	526,539	462,437
Conversion of options	214,258	96,296
Conversion of employee stock purchase plan	4,675	1,216

Weighted average common shares outstanding—diluted	74,524,919	57,411,744

Diluted earnings per share	$1.88	$1.54

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

12. RELATED PARTIES

The Chubb Corporation

Effective December 15, 2005, Harbor Point acquired the continuing operations and certain assets of Chubb Re, Inc. (“Chubb Re”), the assumed reinsurance division of The Chubb Corporation (“Chubb”), a significant shareholder of Harbor Point at the time, and now a significant shareholder of Alterra. Pursuant to the transaction, Harbor Point and Federal Insurance Company (“Federal”), the principal operating subsidiary of Chubb, entered into a runoff services agreement.

Under the runoff services agreement, the Company provides claims management services on Federal’s behalf with respect to reinsurance business of Federal produced by Chubb Re from December 7, 1998 to December 31, 2005. This agreement may be terminated at any time at the sole discretion of Federal. Except for certain direct claims costs, there is no consideration paid by Federal or Chubb Re to the Company under this agreement. As of June 30, 2010, $2.9 million is included in accounts payable and accrued expenses on the consolidated balance sheet related to the estimated remaining obligation for the run off services agreement.

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of income and comprehensive income related to these agreements:

As of June 30, 2010
(Expressed in thousands of U.S. Dollars)
Balance Sheet
Unearned property and casualty premiums	$17,156
Reinsurance balances receivable	4,847
Reinsurance recoverable	15,359
Property and casualty losses	320,686
Funds withheld from reinsurers	2,575

Period From May 12 to June 30, 2010
(Expressed in thousands of U.S. Dollars)
Income Statement
Gross premiums written	$(3,673)
Earned premiums	405
Net losses and loss expenses	(6,609)
Acquisition costs	617

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re, a Bermuda domiciled reinsurance company managed by Alterra Managers. The Company owns 7.5% of the ordinary shares of Grand Central Re. Alterra Insurance entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of Alterra Insurance and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Alterra Insurance has not ceded any new business to Grand Central Re since 2003.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	As of June 30, 2010	As of December 31, 2009
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$52,316	$101,438
Deposit liabilities	13,125	15,429
Funds withheld from reinsurers	89,929	109,626
Reinsurance balances payable	8	26,385

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$421	$337	$914	$791
Earned premiums ceded	421	337	914	791
Other income	(150)	200	50	400
Net losses and loss expenses	(342)	(8)	(342)	(383)
Claims and policy benefits	436	376	968	2,692
Interest expense (benefit)	3,806	756	5,297	(937)

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

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”). In conjunction with this investment, Alterra Re entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a wholly-owned subsidiary of Bay Point. This quota share reinsurance agreement expired on December 31, 2007. As of June 30, 2010, $1.8 million was included in reinsurance balances receivable and $10.1 million in reinsurance losses recoverable related to this agreement.

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of Alterra’s directors until November 2, 2009, served as the investment advisor for Alterra Diversified from April 1, 2004 until January 31, 2009. For the six months ended June 30, 2009, Alstra received investment advisor fees of $0.7 million. During the six months ended June 30, 2009, the Company terminated its

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

investment advisor agreement with Alstra, resulting in a termination fee of $2.0 million.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of Alterra’s significant shareholders, received aggregate management and incentive fees of $0.1 million and $1.7 million, respectively, in respect of Alterra Diversified’s assets invested in an underlying fund managed by Moore Capital for the six months ended June 30, 2010 and 2009, respectively.

Investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains (losses) on investments in the consolidated statements of income and comprehensive income.

The Company believes that the terms of its related party transactions are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

13. BANK LOAN, COMMITMENTS AND CONTINGENCIES

Credit Facilities and Bank Loan

On August 7, 2007, the Company entered into a credit facility with Bank of America and various other financial institutions. The credit facility provides for a $450.0 million five-year senior secured credit facility for letters of credit to be issued for the account of Alterra Insurance and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Alterra Insurance and certain of its insurance subsidiaries and loans to Alterra Insurance and Alterra. Subject to certain conditions and at the request of Alterra Insurance, the aggregate commitments of the lenders under the primary credit facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the primary credit facility. On March 3, 2010, in connection with entering into the Amalgamation Agreement, Alterra Insurance and Alterra entered into the Third Amendment and Limited Consent to Credit Agreement (the “Third Amendment”). The Third Amendment included the required lenders’ consent for Alterra to enter into the Amalgamation Agreement in addition to certain amendments to the credit facility. The amendments under the Third Amendment became effective upon the closing of the Amalgamation.

On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch (“ING”). This credit facility was entered into as part of the Company’s acquisition of Alterra Capital UK. This credit facility provides up to GBP 90.0 million for the issuance of letters of credit to provide capital (“Funds at Lloyd’s” or “FAL”) to support Lloyd’s syndicate commitments of Alterra Capital UK and its subsidiaries. The facility may be terminated by ING at any time after January 1, 2010, subject to a four year notice requirement for any outstanding letters of credit. Effective December 5, 2008, Alterra Capital UK was substituted as account party under the facility with Alterra acting as guarantor. On March 30, 2010, Alterra and Alterra Capital UK entered into an Amending and Restating Agreement relating to their credit facility agreement, dated October 13, 2008 (the “A&R Facility”), with ING and the banks and financial institutions listed therein. The A&R Facility became effective upon the closing of the Amalgamation.

In December 2009, Alterra Insurance renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia. Absent renewal, this facility expires on December 16, 2010. On May 3, 2010, Alterra Insurance entered into an Amendment No. 4 to its credit facility with The Bank of Nova Scotia (the “BNS Amendment”). The BNS Amendment became effective upon the closing of the Amalgamation. It provides for an amendment of certain restrictive covenants and other provisions in the credit agreement to make such covenants and other provisions more consistent with similar provisions in other amendments to existing credit facilities to which Alterra Insurance, Alterra and Alterra Holdings are parties that became effective upon the closing of the Amalgamation.

On June 12, 2007, Harbor Point entered into an $850.0 million five-year senior credit facility, (the “Harbor Point Credit Facility”), with Bank of America and various other financial institutions. The credit facility allows Alterra Holdings, Alterra Re, Alterra Re USA and Alterra USA Holdings to issue secured letters of credit up to the full amount of the facility and to borrow up to $250.0 million on an unsecured basis for general corporate purposes. In addition, there is a $50.0 million sublimit for the issuance of secured letters of credit for Alterra Holdings investment affiliates. Total usage under the credit facility is limited to $850.0 million. An increase in the credit facility of up to $150.0 million may be requested, subject to there being sufficient participation by the syndicate of participating banks. On March 3, 2010, in connection with the Amalgamation, Harbor Point entered into the First Amendment and Limited Consent to Credit Agreement (the “First Amendment”). The First Amendment included the required lenders’ consent for Harbor Point to enter into the Amalgamation Agreement in addition to certain amendments to the credit facility. The amendments under the First Amendment became effective on closing of the Amalgamation.

The amendments to the above credit facilities include, as applicable, increases in certain commissions and fees paid, including fees paid on outstanding letters of credit and fees paid on undrawn commitments.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As of June 30, 2010, the Company had one outstanding loan for $200.0 million under the Harbor Point Credit Facility. This loan bears interest at LIBOR plus 2.4%. As of June 30, 2010, the effective rate was 2.75%, and reset to 2.74% on July 12, 2010. Interest expense in connection with this loan for the three months ended June 30, 2010 was $0.7 million.

In July 2009, Alterra Re entered into a GBP 20.0 million letter of credit facility with Citibank N.A. to issue secured letters of credit in support of the operations of Alterra Re UK.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of June 30, 2010 and December 31, 2009:

	Credit Facilities (expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)
	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
June 30, 2010	$1,525,000	GBP110,000

December 31, 2009	$675,000	GBP90,000

Letters of credit issued and outstanding as of:
June 30, 2010	$892,468	GBP80,111

December 31, 2009	$461,255	GBP63,614

Cash and fixed maturities at fair value pledged as collateral as of:
June 30, 2010	$1,096,094	GBP 27,050

December 31, 2009	$563,334	GBP 3,623

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with covenants, including a minimum consolidated tangible net worth covenant, and restrictions on the payment of dividends. The Company was in compliance with all of the covenants of each of its letter of credit facilities as of June 30, 2010.

14. SHARE BASED EQUITY AWARDS

At the Company’s May 5, 2008 Annual General Meeting of Shareholders, Alterra’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”) under which the Company may award, subject to certain restrictions, incentive stock options, non-qualified stock options, restricted stock, restricted stock units, share awards or other awards. The 2008 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a stock incentive plan approved by the shareholders in June 2000, and amended in each of May 2002 and April 2005 (the “2000 Plan”). Effective upon the adoption of the 2008 Plan, unused shares from the 2000 Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option, restricted stock unit awards or reload obligations pursuant to grants originally made under the 2000 Plan.

In May 2010, in connection with the Amalgamation, the Company issued replacement warrants, options and restricted stock awards to holders of Harbor Point warrants, options and restricted stock awards. In accordance with the terms of the Amalgamation Agreement, the replacement warrants were issued in connection with the surrender of the original warrants and the replacement options and restricted stock awards were issued under the terms and conditions of the Harbor Point Limited Amended and Restated 2006 Equity Incentive Plan, as amended on May 20, 2010 (the “2006 Plan”, and together with the 2008 Plan and the 2000 Plan, the “Plans”). The 2006 Plan was approved by Harbor Point’s shareholders on November 17, 2006 and is administered by the Committee. The 2006 Plan was amended and restated on November 30, 2007 and on March 3, 2010, and amended again on May 20, 2010.

The Committee concluded that the Amalgamation constituted a change of control under the 2000 Plan and the 2008 Plan. In accordance with these plans, except in the case of awards granted after December 31, 2009 and awards held by certain officers who waived their right to accelerated vesting in connection with the Amalgamation, unvested stock options, restricted shares and restricted share units vested upon consummation of the Amalgamation.

The Board of Directors of Harbor Point concluded that the Amalgamation constituted a merger of equals under the terms of certain award agreements issued under the 2006 Plan. In accordance with these agreements, the vesting of all restricted stock awards issued in 2008 and 2009 accelerate to May 12, 2012, the second anniversary of the closing date of the Amalgamation.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Warrants

The Company has issued warrants to purchase the Company’s common shares. The warrants may be exercised at any time up to their expiration dates, which range from January 1, 2011 to August 17, 2011. Warrants were issued with exercise prices approximating their fair value on the date of issuance.

In conjunction with the Amalgamation, certain terms of the warrant agreements held by non-employees were modified. These modifications include an anti-dilution provision which, in the event of certain specified events including payment of cash dividends, provides the holder of the warrant the option to have the exercise price and number of warrants adjusted such that the holder of the warrants is in the same economic position as if the warrant had been exercised immediately prior to such event, or receive the cash dividend upon exercise of the warrant.

On May 12, 2010, the Company issued 8,911,449 replacement warrants in connection with the Amalgamation. The warrants were originally issued by Harbor Point to founding shareholders and employees in connection with the purchase of shares at the time of the formation of Harbor Point. The warrants held by non-employees are subject to anti-dilution provisions consistent with those described above. The warrants held by employees are entitled to receive accumulated cash dividends upon exercise of the warrant. The warrant expiration dates range from December 15, 2015 to May 15, 2016.

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.7%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2009	2,296,470	2,296,470	$15.67	$5.60	$15.00-$18.00
Warrants exercised	(1,564,173)		$15.50	$5.56	$15.00-$18.00
Warrants forfeited	—
Replacement warrants issued upon consummation of the Amalgamation	8,911,449		$22.67	$7.03	$22.54-$26.48
Additional warrants issued as a result of dividends declared	1,265,164		$19.47	$6.99	$14.05-22.44

Balance, June 30, 2010	10,908,910	10,908,910	$19.59	$6.94	$14.05-26.48

On May 3, 2010 and May 21, 2010, the Company declared dividends of $0.10 and $2.50 per share, respectively. These dividends resulted in a reduction in the weighted average exercise price of $2.57 and an increase in the number of warrants outstanding of 1,265,164. A deferred dividend liability of $2.7 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who are entitled to, or who chose the deferred cash option for, dividends declared.

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the six months ended June 30, 2010 were exercised pursuant to the cashless exercise provision, which resulted in 545,074 shares being issued for the exercise of 1,564,173 warrants.

Stock Option Awards

Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On May 12, 2010, the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan. The fair value of these replacement awards was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below. There were no other options granted during the six months ended June 30, 2010.

	2010	2009
Option valuation assumptions:
Expected remaining option life	3.9 years	7.0 years
Expected dividend yield	2.27%	2.32%
Expected volatility	37.7%	34.3%
Risk-free interest rate	1.84%	2.99%
Forfeiture rate	0.00%	0.00%

The Company recognized $4.6 million and $0.2 million of stock-based compensation expense related to stock option awards for the three months ended June 30, 2010 and 2009, respectively. The Company recognized $4.8 million and $0.3 million of stock-based compensation expense related to stock option awards for the six months ended June 30, 2010 and 2009, respectively. Of these amounts, $4.5 million for the three and six months ended June 30, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the three and six months ended June 30, 2010 and the expense for the three and six months ended June 30, 2009 was recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of June 30, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $1.4 million, which is expected to be recognized over a weighted average period of 0.98 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was $0.5 million.

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2009	1,625,805	1,324,138	$22.58	$6.13	$10.95-36.26
Options exercised	(69,202)		13.75	5.12	11.02-18.53
Options forfeited	(31,395)		26.05	6.90	21.95-26.70

Balance, June 30, 2010	1,525,208	1,225,208	$20.34	$6.15	$8.45-33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2009	3,396,927	108,333	54,167	$18.25	$6.01	$18.25
Restricted stock issued	(1,203,839)	—
Restricted stock forfeited	4,238	—
Restricted stock units granted	(201,618)	—

Balance, June 30, 2010	1,995,708	108,333	54,167	$15.75	$6.01	$15.75

A summary of the 2006 Plan related activity follows, from the consummation of the Amalgamation:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, May 12, 2010	1,722,622	2,186,986	1,686,489	$26.64	$5.20	$26.48-30.82
Option cancellation	1,133	(1,133)
Restricted stock issued	(273,371)	—

Balance, June 30, 2010	1,450,384	2,185,853	1,686,716	$26.64	$5.20	$26.48-30.82

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As a result of the special dividend declared by the Company on May 21, 2010 of $2.50 per share, the exercise prices of options issued under the 2008 Plan and 2000 Plan were reduced effective June 16, 2010 by $2.50 per option in accordance with the terms of the respective option agreements.

Restricted Stock Awards

Restricted stock and restricted stock units (RSUs) issued under the Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest after between three and five years after the date of grant.

In accordance with the accelerated vesting provisions in the event of a change in control, 1,339,982 restricted stock awards vested in May 2010 following the Amalgamation. Total compensation cost recognized for restricted stock awards was $20.5 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively, and was $25.4 million and $10.2 million for the six months ended June 30, 2010 and 2009, respectively. Of these amounts, $14.4 million for the three and six months ended June 30, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the three and six months ended June 30, 2010 and the expense for the three and six months ended June 30, 2009 was recorded in general and administrative expenses.

In conjunction with the Amalgamation, the Company issued 1,624,567 replacement restricted stock awards. The replacement awards were issued at a fair value of $22.98 per share.

A summary of the Company’s unvested restricted stock awards as of December 31, 2009 and changes during the six months ended June 30, 2010 follow:

	Non-vested Restricted Stock	Weighted - Average Grant – Date Fair Value	Non-vested RSUs	Weighted - Average Grant – Date Fair Value
Balance, December 31, 2009	2,226,811	$23.49	406,514	$23.75
Awards Granted	1,477,210	22.14	201,618	22.83
Replacement awards issued upon consummation of the Amalgamation	1,624,567	22.98	—	—
Awards Vested	(1,964,711)	23.60	(406,514)	23.75
Awards Forfeited (1)	(6,366)	22.60	—	—

Balance, June 30, 2010	3,357,511	$22.58	201,618	$22.83

(1)	Excludes 2,128 shares forfeited from the 2000 Plan that do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive subscription periods (“Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 and our financial condition as of June 30, 2010. We completed the Amalgamation of Alterra Holdings and Harbor Point on May 12, 2010 and the results of operations of Alterra Holdings (as the amalgamated entity) have been included in our consolidated results only from that date. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events.

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

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in our most recent reports on Form 10-K and Form 10-Q, and other documents on file with the Securities and Exchange Commission. Any forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We have $2,927.0 million in consolidated shareholders’ equity as of June 30, 2010. Our principal operating subsidiaries are Alterra Insurance and Alterra Re, both based in Bermuda. We conduct our non-Lloyd’s European activities through Alterra Capital Europe and its operating subsidiaries, Alterra Re Europe and Alterra Insurance Europe. In addition, Alterra Re operates a branch, Alterra Re UK, in the United Kingdom. We conduct our U.S. operations through Alterra USA Holdings and its operating subsidiary Alterra Re USA, and through Alterra USA and its operating subsidiaries, Alterra Specialty and Alterra America. Our United Kingdom Lloyd’s operations are conducted by Alterra Capital UK and its operating subsidiary Alterra at Lloyd’s. We provide reinsurance to clients in Latin America through Alterra at Lloyd’s, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status, and through Alterra Re Europe, using a representative office in Bogota, Colombia. We hold the majority of our hedge fund portfolio in Alterra Diversified. We house certain personnel and assets within our global service companies, which we believe improves the efficiency of certain corporate services across the group. The global service companies are incorporated in Ireland, Bermuda, the United Kingdom and certain states in the United States.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. The integration of the Alterra at Lloyd’s operations into this framework is in its final stages of completion and the integration of the former Harbor Point companies is in progress. Our integrated risk management, as well as terms and conditions of our products, provides flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale, and the third being held to maturity) and a diversified alternative asset portfolio. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of June 30, 2010, the allocation of invested assets was 94.4% in cash and fixed maturities and 5.6% in other investments, principally hedge funds.

Key Performance Indicators

Our objective as a specialty insurance and reinsurance company is to meet all obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. To achieve this objective, we must be able to accurately assess the potential losses associated with the risks that we insure and reinsure, to diversify our risk exposure by product class and by geographic location, to manage our investment portfolio risk appropriately and to control costs throughout our organization. The key financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objectives are growth in book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.

The table below shows the key performance indicators as of June 30, 2010 and December 31, 2009 and for the quarters and six months ended June 30, 2010 and 2009:

	As of June 30, 2010	As of December 31, 2009
Book value per share (1)	$24.67	$28.01
Diluted book value per share (1)	$24.55	$27.36

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in millions of U.S. Dollars)
Net operating income (2)	$58.8	$47.8	$99.5	$94.7
Combined ratio (3)	83.3%	90.8%	86.2%	90.3%
Annualized return on average shareholders’ equity (4)	17.8%	13.3%	14.3%	13.7%
Annualized net operating return on average shareholders’ equity (2) (4)	10.1%	14.6%	10.2%	14.7%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding, calculated using the treasury stock method.
(2)	Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio for the property and casualty business.
(4)	Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the shareholders’ equity balances at the beginning and end of the quarterly period, and the average of the quarterly average shareholders’ equity balance for the six month period).

During the quarter and six months ended June 30, 2010, we experienced two significant events that had a material impact on our key performance indicators. These events were the consummation of the Amalgamation on May 12, 2010 and the subsequent special dividend of $2.50 per share paid to shareholders on June 16, 2010. The special dividend was paid as part of our continuing effort to actively manage our capital and represented a $304.9 million return of capital to our shareholders.

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the quarter and six months ended June 30, 2010, our book value per share on both a basic and diluted basis decreased principally due to the payment of the special dividend of $2.50 per share.

The Amalgamation resulted in an increase in net operating income for the quarter and six months ended June 30, 2010 as the results of operations of Harbor Point are included in our consolidated results of operations for the period from May 12, 2010. This impact was not as significant as we expect that it will be in future quarters as the Amalgamation was consummated mid-way through the second quarter. Despite the short period in which the results of operations of Harbor Point were included in our consolidated results of operations for the quarter and six months ended June 30, 2010, they did have a meaningful impact on our combined ratio for the quarter and six months ended June 30, 2010 as there were no significant property catastrophe losses during the period from May 12, 2010 to June 30, 2010.

Our combined ratio decreased in the quarter and six months ended June 30, 2010 primarily as a result of the favorable underwriting results in our insurance, reinsurance and Alterra at Lloyd’s segments, despite incurring losses from the Deepwater Horizon oil spill, the Chilean earthquake, European windstorm Xynthia, and Australian hailstorms. The property catastrophe and significant per-risk losses experienced during the six months ended June 30, 2010 represent less than 1.1% of our shareholders’ equity at June 30, 2010. Given the multi-billion dollar estimated industry losses from these combined events, we believe this demonstrates the effectiveness of our conservative underwriting strategy and our product line and geographic diversification.

Our annualized return on average shareholders’ equity increased significantly in the quarter ended June 30, 2010 principally as a result of the recognition of a negative goodwill gain of $95.8 million in connection with the Amalgamation. We target a long term annualized net operating return on average shareholders’ equity of 13-15% over the cycle. During the quarter ended June 30, 2010, our annualized net operating return on average shareholders’ equity decreased primarily due to lower returns on our investments, in particular in our hedge fund portfolio. In addition, the Amalgamation resulted in a substantial increase in shareholders’ equity, which had the effect of decreasing our annualized return on average shareholders’ equity.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We are currently in a period of excess underwriting capacity. As a result, we have decreased our premium volumes in most of our lines of business. In addition, we are operating in a low interest rate environment, which has decreased our investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity, and net operating return on average shareholders’ equity.

In our life and annuity reinsurance segment, we have not recently identified many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we have determined not to write any new life and annuity reinsurance contracts in the foreseeable future.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the six months ended June 30, 2010. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, continue to describe the more significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations – For the quarter and six months ended June 30, 2010 and 2009

The following is a discussion and analysis of our consolidated results of operations for the quarter and six months ended June 30, 2010 and 2009, which are summarized below:

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
	(in millions of U.S. Dollars)
Gross premiums written	$399.0	0.6%	$396.5	$770.1	(7.3)%	$830.8
Reinsurance premiums ceded	(79.7)	(38.6)%	(129.7)	(232.9)	(20.8)%	(294.1)

Net premiums written	$319.3	19.7%	$266.8	$537.2	0.1%	$536.7

Net premiums earned	$293.2	28.1%	$228.8	$487.5	16.3%	$419.1
Net investment income	53.3	27.8%	41.7	101.7	23.7%	82.2
Net realized and unrealized (losses) gains on investments	(14.8)	N/A	21.5	(8.4)	N/A	39.9
Net impairment losses recognized in earnings	(0.3)	(85.0)%	(2.0)	(0.7)	(65.0)%	(2.0)
Other income	0.3	(70.0)%	1.0	0.6	(73.9)%	2.3

Total revenues	331.7	14.0%	291.0	580.7	7.2%	541.5

Net losses and loss expenses	159.8	30.8%	122.2	284.8	15.3%	247.0
Claims and policy benefits	13.9	(74.9)%	55.4	31.6	(54.7)%	69.7
Acquisition costs	48.8	94.4%	25.1	73.0	59.7%	45.7
Interest expense	7.9	68.1%	4.7	12.9	48.3%	8.7
Net foreign exchange gains	(0.6)	(82.4)%	(3.4)	(3.1)	(55.1)%	(6.9)
Merger and acquisition expenses	(54.6)	N/A	4.8	(49.8)	N/A	10.0
General and administrative expenses	50.7	40.4%	36.1	87.2	16.0%	75.2

Total losses and expenses	225.9	(7.8)%	244.9	436.6	(2.8)%	449.4

Income before taxes	105.8	129.5%	46.1	144.1	56.5%	92.1

Income tax expense	2.3	—	2.3	4.3	13.2%	3.8

Net income	$103.5	136.3%	$43.8	$139.8	58.3%	$88.3

Loss ratio(a)	54.6%		65.1%	58.6%		65.4%
Acquisition cost ratio (b)	16.6%		13.0%	15.0%		11.9%
General and administrative expense ratio (c)	12.1%		12.7%	12.6%		13.0%
Combined ratio (d)	83.3%		90.8%	86.2%		90.3%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio for the property and casualty business.

Premiums. Gross premiums written for the quarter ended June 30, 2010 increased by 0.6% compared to the prior year period while gross premiums written for the six months ended June 30, 2010 decreased by 7.3% compared to the prior year period. Both periods were impacted by the additional premiums written as a result of the Amalgamation, which contributed $40.8 million of gross premiums written to the quarter and six months ended June 30, 2010. In addition, we recorded increases in gross premiums written in our U.S. specialty and Alterra at Lloyd’s segments through expansion of our product offerings and the addition of new underwriting teams. These increases were offset by decreases in the level of premiums written in our insurance and reinsurance segments. The lower premium volume in these segments reflect expected reductions across several lines of business due to competitive market conditions where we reduced our writings because pricing did not meet our risk/return thresholds.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2010 was 20.0% and 30.2%, respectively, compared to 32.7% and 35.4%, respectively, in the prior year periods. The decrease in the percentage of reinsurance premiums ceded in the quarter ended June 30, 2010 compared to the prior year period was principally due to the inclusion of Harbor Point business from May 12, 2010 at a lower ratio of ceded to written premiums, and the cancellation of a significant property quota share treaty in our U.S. specialty segment. The Amalgamation resulted in the addition of $40.8 million of gross premiums written with only $2.0 million of reinsurance premiums ceded for the period from May 12, 2010 to June 30, 2010. The cancellation of the property quota share treaty in our U.S. specialty segment reduced reinsurance premiums ceded by $20.6 million for the second quarter of 2010.

Net premiums earned for the quarter and six months ended June 30, 2010 increased by $64.4 million and $68.4 million, respectively, compared to the prior year periods. The increase in net premiums earned resulted principally from the Amalgamation during the second quarter of 2010, which contributed $74.4 million in net premiums earned.

Net investment income. Net investment income for the quarter and six months ended June 30, 2010 was 27.8% and 23.7% higher, respectively, than for the prior year periods. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, and additional investment income generated by reinvesting cash into fixed maturity securities. Our average annualized investment yield was 3.35% and 3.66% for the quarters ended June 30, 2010 and 2009, respectively, and 3.58% and 3.62% for the six months ended June 30, 2010 and 2009, respectively. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested cash generated by operations into our fixed maturity portfolio, the yield on our portfolio has decreased To date, this reduction has been offset by our redeployment of a larger portion of cash into fixed maturities, resulting in a relatively consistent yield compared to prior periods.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments swung from a net gain in the quarter and six months ended June 30, 2009 to a net loss for the quarter and six months ended June 30, 2010. The principal components of the net loss in 2010 were a $10.4 million loss on an interest rate forward contract entered into in the second quarter of 2010 in contemplation of a possible long term debt issuance, and a decrease in hedge fund income. Income from hedge funds decreased by $24.8 million and $35.0 million for the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods.

Net losses and loss expense, and claims and policy benefits. The loss ratio decreased compared to the prior year periods by 10.5 and 6.8 percentage points for the quarter and six months ended June 30, 2010, respectively. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2010 of $24.1 million and $41.2 million, respectively, compared to $20.1 million and $32.3 million in the prior year periods;

•

The net favorable loss development in the quarter ended June 30, 2010 was principally the result of favorable development in our property and workers compensation lines of business, partially offset by unfavorable development on aviation, compared to favorable development on property and aviation lines in the same quarter of 2009. Net favorable loss development in the six months ended June 30, 2010 was principally the result of favorable development in our property and whole account lines, partially offset by unfavorable development on aviation, compared to favorable development on professional liability and property in the same period of 2009;

•

Excluding the net favorable loss development, the loss ratio was 62.9% and 67.1% for the quarter and six months ended June 30, 2010, respectively, compared to 75.8% and 74.0% for the prior year periods. The decrease in loss ratio for the quarter and six months ended June 30, 2010 compared to the prior year periods was principally due to the inclusion of net premiums earned of $74.4 million from Harbor Point at a loss ratio of 45.4%. There were no significant loss events during the period from the date of the Amalgamation to June 30, 2010, which favorably impacted our loss ratio; and

•

For the quarter and six months ended June 30, 2010, our results included net losses of $20.3 million and $29.9 million, respectively, related to property catastrophe events and significant per-risk losses. For the quarter and six months ended June 30, 2009, our results included net losses of $5.5 million and $8.9 million, respectively, for such events.

Claims and policy benefits decreased compared to the prior year periods as a result of no new life and annuity reinsurance contracts being written in 2010. In our life and annuity reinsurance segment, we have not recently seen many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we have determined not to write any new life and annuity reinsurance contracts in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the quarter and six months ended June 30, 2010 increased by 3.6 and 3.1 percentage points, respectively, compared to the prior year periods. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned will change our acquisition cost ratio from quarter to quarter. Contributing to the increase in the ratio for 2010 was the decrease in the level of reinsurance purchased in our U.S. specialty segment. As we have retained more business in this segment, we have received less ceding commission income to offset our brokerage and commission costs, which has had the effect of increasing our acquisition cost ratio.

Interest expense. Interest expense reflects interest on funds withheld from reinsurers, and interest on our senior notes and bank loan outstanding. Interest expense for the quarter ended June 30, 2010 and for the six months ended June 30, 2010 increased 68.1% and 48.3%, respectively, compared to the prior year periods, principally due to an increase in funds withheld interest for one of our largest reinsurers.

Merger and acquisition expenses. Merger and acquisition expenses for the quarter and six months ended June 30, 2010 comprised advisory, legal and audit related services, the acceleration of stock based compensation expense and other merger related expenses. These expenses were offset by the negative goodwill gain of $95.8 million recognized from the Amalgamation. Merger and acquisition expenses in 2009 comprised advisory, legal and audit related services related to the proposed transaction with IPC Holdings Limited and IPC Limited, which was terminated in June 2009, offset by a $50.0 million termination fee received.

General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2010 increased 40.4% and 16.0%, respectively, compared to the prior year periods. The increase was principally related to increased general and administrative expenses as a result of the Amalgamation, which resulted in an additional $7.3 million of expense in the quarter and six months ended June 30, 2010. The corresponding increase in net earned premiums as a result of the Amalgamation resulted in no significant change to our general and administrative expense ratios for the quarter and six months ended June 30, 2010 compared to the prior year periods.

Segmental Results of Operations – For the quarter and six months ended June 30, 2010 and 2009

We monitor the performance of our underwriting operations in five segments:

•

Insurance—This segment offers property and casualty excess of loss capacity from our Bermuda and Dublin offices on specific risks related to individual insureds. Principal lines of business include professional lines, excess liability, aviation and property, primarily for Fortune 1000 companies.

•

Reinsurance—This segment offers property and casualty quota share and excess of loss capacity from our Bermuda, Dublin, London, Bogota and United States offices, providing coverage for a portfolio of underlying risks written by our clients. The underwriting activities of the former Harbor Point companies, specifically Alterra Re, Alterra Re USA and Alterra Re UK, are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, medical malpractice, professional liability, property, whole account and workers’ compensation.

•

U.S. specialty—This segment offers property and casualty insurance coverage from offices in the United States on specific risks related to individual insureds. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property, primarily to small- to medium sized companies.

•

Alterra at Lloyd’s—This segment offers property and casualty quota share and excess of loss capacity from our London and Copenhagen offices. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability and property.

•

Life and annuity reinsurance—This segment operates out of Bermuda and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies.

We also have a corporate function that includes our investment and financing activities.

Invested assets relating to the insurance, reinsurance (other than those invested assets of the U.S. companies within the reinsurance segment) and life and annuity reinsurance segments are managed on an aggregated basis. Consequently, investment income on this consolidated portfolio and gains on other investments are not directly reflected in any one of these segments. However, because of the longer duration of liabilities on casualty insurance and reinsurance business (as compared to property), and life and annuity reinsurance business, investment returns are important in evaluating the profitability of these segments. Accordingly, we allocate investment returns from the consolidated portfolio to each of these three segments. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for each segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

The U.S. specialty segment, Alterra at Lloyd’s segment and the U.S. companies within the reinsurance segment have their own portfolio of fixed maturities investments. As a result, the investment income earned by each of these portfolios is reported in its respective segment. These portfolios, however, are managed on a consolidated basis together with the invested assets of the insurance, reinsurance and life and annuity segments.

Quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009

Results of Underwriting Operations

Insurance Segment

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Gross premiums written	$132.3	(1.2)%	$133.9	$198.7	(10.3)%	$221.6
Reinsurance premiums ceded	(46.3)	(5.9)%	(49.2)	(84.8)	(18.6)%	(104.2)

Net premiums written	$86.0	1.5%	$84.7	$113.9	(3.0)%	$117.4

Net premiums earned	$56.2	10.6%	$50.8	$106.0	5.1%	$100.9
Net investment income	6.3	10.5%	5.7	12.4	12.7%	11.0
Net (losses) gains on other investments	(0.1)	N/A	1.0	0.2	N/A	2.2
Other income	—	N/A	—	—	N/A	1.1

Total revenues	62.4	8.5%	57.5	118.6	3.0%	115.2

Net losses and loss expenses	35.9	(5.0)%	37.8	73.2	(1.5)%	74.3
Acquisition costs	0.8	N/A	(0.5)	0.5	N/A	(1.9)
Interest expense	0.3	N/A	—	0.5	N/A	—
General and administrative expenses	6.5	20.4%	5.4	12.4	18.1%	10.5

Total losses and expenses	43.5	1.9%	42.7	86.6	4.5%	82.9

Income before taxes	$18.9	27.7%	$14.8	$32.0	(0.9)%	$32.3

Loss ratio(a)	63.9%		74.4%	69.1%		73.6%
Acquisition cost ratio (b)	1.4%		(0.9)%	0.5%		(1.9)%
General and administrative expense ratio (c)	11.6%		10.6%	11.6%		10.5%
Combined ratio (d)	76.9%		84.1%	81.2%		82.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended June 30, 2010	% of Premium Written	Quarter Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2010	% of Premium Written	Six Months Ended June 30, 2009	% of Premium Written
Gross Premiums Written by Type of Risk:
Aviation	6.6	5.0%	10.6	7.9%	9.0	4.5%	16.8	7.6%
Excess liability	33.2	25.1%	33.3	24.9%	56.8	28.6%	68.0	30.7%
Professional liability	65.2	49.3%	63.3	47.3%	92.8	46.7%	95.7	43.2%
Property	27.3	20.6%	26.7	19.9%	40.1	20.2%	41.1	18.5%

	$132.3	100.0%	$133.9	100.0%	$198.7	100.0%	$221.6	100.0%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2010 decreased by 1.2% and 10.3%, respectively, compared to the prior year periods. Our gross premium written volume was consistent with our expectations for the quarter and six months ended June 30, 2010. Factors affecting gross premiums written were:

•

The decrease in gross premiums written in the aviation line for the quarter and six months ended June 30, 2010 was offset by a similar increase in aviation business written in our Alterra at Lloyd’s segment as many of the policies previously written in our insurance segment were renewed by Alterra at Lloyd’s; and

•

Gross premiums written in our excess liability, professional liability and property lines of business for the quarter and six months ended June 30, 2010 were consistent with the prior year periods. We continue to see a competitive pricing environment across the segment. Our objective is to maintain selectivity in our renewals and business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2010 was 35.0% and 42.7%, respectively, as compared to 36.7% and 47.0%, respectively, in the prior year periods. The amount of reinsurance that we purchase can vary significantly by line of business. The decrease in the percentage of reinsurance premiums ceded for the six months ended June 30, 2010 was principally due to changes in the mix of business.

Investment income. Net investment income and net realized and unrealized gains on investments are discussed within the investing activities section as we manage investments for this segment on a consolidated basis with the reinsurance and life and annuity reinsurance segments.

Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2010 decreased by 10.5 and 4.5 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2010 of $9.4 million and $14.9 million, respectively, compared to $8.4 million and $15.4 million in the prior year periods;

•

The net favorable loss development in the quarter ended June 30, 2010 was principally in our property and aviation lines of business, compared to aviation and professional liability lines in the prior year period. Net favorable loss development in the six months ended June 30, 2010 was principally in our property and aviation lines, compared to favorable development in aviation, professional liability and excess liability lines in the prior year period;

•

Excluding the net favorable loss development, the loss ratio was 80.6% and 83.1% for the quarter and six months ended June 30, 2010, respectively, compared to 91.0% and 88.9% for the prior year periods; and

•

For the quarter and six months ended June 30, 2010, our results included net losses of $1.6 million related to the earthquake in Chile. The quarter and six months ended June 30, 2009 included net losses of $2.8 million related to the Air France Airbus crash.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs have remained relatively stable in comparison to prior year periods.

General and administrative expenses. General and administration expenses for the quarter and six months ended June 30, 2010 increased $1.1 million and $1.9 million, respectively, compared to the prior year periods. The general and administrative expense for the quarter and six months ended June 30, 2010 included an increase in costs related to information technology compared to the prior year periods. However, the increase in our net premiums earned resulted in relatively little change in our general and administrative expense ratio.

Reinsurance Segment

Following the consummation of the Amalgamation on May 12, 2010, the underwriting results of Harbor Point have been included within the reinsurance segment for the period from May 12, 2010, as shown below. As a result, a comparison of current and prior year periods is not meaningful. For this reason, we have included certain financial information for the reinsurance segment on a combined pro forma basis for informational purposes only as if the Amalgamation had occurred on January 1, 2009. See the section entitled Reinsurance Segment on a pro forma basis for a presentation of the combined pro forma information.

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Gross premiums written	$119.6	25.6%	$95.2	$274.4	(16.4)%	$328.2
Reinsurance premiums ceded	(13.4)	(26.0)%	(18.1)	(58.7)	(15.5)%	(69.5)

Net premiums written	$106.2	37.7%	$77.1	$215.7	(16.6)%	$258.7

Net premiums earned	$155.7	73.6%	$89.7	$235.5	25.8%	$187.2
Net investment income	13.7	37.0%	10.0	24.6	28.1%	19.2

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Net (losses) gains on other investments	(0.1)	N/A	2.4	0.2	(96.3)%	5.4
Other income	0.1	N/A	—	0.2	N/A	—

Total revenues	169.4	65.9%	102.1	260.5	23.0%	211.8

Net losses and loss expenses	82.4	42.6%	57.8	132.5	6.9%	124.0
Acquisition costs	32.7	107.0%	15.8	47.6	43.4%	33.2
Interest expense	3.3	175.0%	1.2	5.1	N/A	0.7
Net foreign exchange losses	0.5	N/A	—	0.5	N/A	—
General and administrative expenses	14.8	105.6%	7.2	23.8	61.9%	14.7

Total losses and expenses	133.7	63.0%	82.0	209.5	21.4%	172.6

Income before taxes	$35.7	77.6%	$20.1	$51.0	30.1%	$39.2

Loss ratio(a)	53.0%		64.4%	56.3%		66.3%
Acquisition cost ratio (b)	21.0%		17.5%	20.2%		17.7%
General and administrative expense ratio (c)	9.5%		8.1%	10.1%		7.9%
Combined ratio (d)	83.5%		90.0%	86.6%		91.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended June 30, 2010	% of Premium Written	Quarter Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2010	% of Premium Written	Six Months Ended June 30, 2009	% of Premium Written
Gross Premiums Written by Type of Risk:
Agriculture	$(2.5)	(2.1)%	$(0.2)	(0.2)%	$33.3	12.1%	$87.4	26.7%
Auto	—	—	—	—	—	—	—	—
Aviation	8.6	7.2%	10.7	11.2%	13.4	4.9%	14.9	4.5%
Credit/surety	(1.5)	(1.3)%	—	—	(1.5)	(0.5)%	—	—
General casualty	(0.8)	(0.7)%	(2.0)	(2.1)%	12.2	4.4%	16.1	4.9%
Marine & energy	5.0	4.2%	(0.3)	(0.4)%	9.1	3.3%	8.7	2.7%
Medical malpractice	7.8	6.5%	17.4	18.3%	35.0	12.8%	53.8	16.4%
Other	—	—	0.4	0.4%	1.1	0.4%	2.3	0.7%
Professional liability	32.0	26.8%	15.2	16.0%	43.9	16.0%	24.9	7.6%
Property	61.1	51.1%	33.7	35.4%	107.0	39.0%	75.9	23.1%
Whole account	2.4	2.0%	1.6	1.7%	4.9	1.8%	6.0	1.8%
Workers’ compensation	7.5	6.3%	18.7	19.7%	16.0	5.8%	38.2	11.6%

	$119.6	100.0%	$95.2	100.0%	$274.4	100.0%	$328.2	100.0%

Premiums. Gross premiums written for the quarter ended June 30, 2010 increased by 25.6% compared to the prior year period while gross premiums written for the six months ended June 30, 2010 decreased by 16.4% compared to the prior year period. Factors affecting gross premiums written were:

For the quarter ended June 30, 2010:

•

Gross premiums written increased $40.8 million due to the inclusion of premiums written by the Harbor Point companies from May 12, 2010. These premiums were principally in the property and professional liability lines of business; and

•

Medical malpractice and workers’ compensation premiums decreased principally due to a reduction in line sizes, increase in client retentions and reduced estimates of assumed premiums on certain quota share policies, which had the effect of reducing premium levels.

For the six months ended June 30, 2010:

•

Gross premiums written increased $40.8 million due to the inclusion of premiums written by the Harbor Point companies from May 12, 2010. These premiums were principally in the property and professional liability lines of business;

•	Gross premiums written decreased in our agriculture line of business principally due to the non-renewal of a contract as a result of a client merger in 2010;

•

Medical malpractice and workers’ compensation premiums decreased principally due to a reduction in line sizes, increase in client retentions and reduced estimates of assumed premiums on certain quota share policies, which have had the effect of reducing premium levels; and

•

Across our lines of business, we continued to experience a competitive price environment. We have been selective in our renewals and business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2010 was 11.2% and 21.4%, respectively, compared to 19.0% and 21.2%, respectively, in the prior year periods. The decrease in the percentage of reinsurance premiums ceded in the quarter ended June 30, 2010 compared to the prior year period was principally due to the inclusion of Harbor Point business from May 12, 2010 at a lower ratio of reinsurance premiums ceded to gross premiums written. The Amalgamation resulted in the addition of $40.8 million of gross premiums written with only $2.0 million of reinsurance premium ceded.

Investment income. Net investment income and net realized and unrealized gains on investments are discussed within the investing activities section as we manage investments for this segment on a consolidated basis with the insurance and life and annuity reinsurance segments.

Net losses and loss expenses. The loss ratio decreased by 11.4 and 10.0 percentage points for the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2010 was $11.6 million and $20.8 million, respectively, compared to $12.0 million and $16.8 million in the prior year periods;

•

The net favorable development in the quarter and six months ended June 30, 2010 was principally on our property, workers compensation, whole account and general casualty lines of business, partially offset by adverse development on our aviation and marine & energy lines of business. We recognized favorable development in the prior year periods principally on our property, professional liability, general casualty and agriculture lines of business, with adverse development recognized on our marine & energy line of business;

•

Excluding the net favorable loss development, the loss ratio was 60.4% and 65.1% for the quarter and six months ended June 30, 2010, respectively, and 77.8% and 75.2% for the prior year periods. The decrease in loss ratio for the quarter and six months ended June 30, 2010 compared to the prior year periods was principally due to the inclusion of net premiums earned of $74.4 million from Harbor Point at a loss ratio of 45.4%. There were no significant loss events during the period from the date of the Amalgamation to June 30, 2010, which favorably impacted our loss ratio; and

•

The quarter and six months ended June 30, 2010 included $10.4 million and $14.9 million, respectively, in catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, European windstorm Xynthia and Australian hail storms. For the quarter ended June 30, 2009, we incurred net losses of $2.7 million related to the Air France Airbus crash and no other significant property catastrophe losses. For the six months ended June 30, 2009, we incurred property catastrophe losses of $2.0 million, in addition to the Air France loss.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the quarter and six months ended June 30, 2010 increased 3.5 percentage points and 2.5 percentage points, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio was principally due to changes in the mix of business written.

General and administrative expenses. General and administration expenses for the quarter and six months ended June 30, 2010 increased $7.6 million and $9.1 million, respectively, compared to the prior year periods. The increases were principally due to the inclusion of Harbor Point’s general and administrative expenses for the period from May 12, 2010. The increase in the level of total expenses did not result in a significant change to our general and administrative expense ratio due to the corresponding increase in net premiums earned.

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the quarter and six months ended June 30, 2010 and 2009, for informational purposes only, as if the Amalgamation had occurred on January 1, 2009 and January 1, 2010, respectively. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Gross premiums written	$197.1	(25.0)%	$262.9	$657.8	(9.2)%	$724.1
Net premiums earned	226.3	2.4%	221.1	441.3	—	441.2
Net losses and loss expenses	136.2	14.8%	118.6	265.9	13.5%	234.3
Acquisition costs	47.2	10.8%	42.6	89.9	4.7%	85.9
General and administrative expenses	16.5	(10.8)%	18.5	33.4	(11.4)%	37.7

Loss ratio(a)	60.2%		53.6%	60.2%		53.1%
Acquisition cost ratio (b)	20.8%		19.3%	20.4%		19.5%
General and administrative expense ratio (c)	7.3%		8.4%	7.6%		8.5%
Combined ratio (d)	88.3%		81.3%	88.2%		81.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended June 30, 2010	% of Premium Written	Quarter Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2010	% of Premium Written	Six Months Ended June 30, 2009	% of Premium Written
Gross Premiums Written by Type of Risk:
Agriculture	$(4.6)	(2.3)%	$(0.3)	(0.1)%	$51.3	7.8%	$90.9	12.6%
Auto	14.4	7.3%	11.2	4.3%	32.4	4.9%	26.4	3.6%
Aviation	8.6	4.4%	10.8	4.1%	14.8	2.3%	15.3	2.1%
Credit/surety	1.5	0.8%	2.4	0.9%	25.1	3.8%	11.3	1.6%
General casualty	6.7	3.4%	10.2	3.9%	49.1	7.5%	47.1	6.5%
Marine & energy	5.2	2.6%	(3.7)	(1.4)%	26.4	4.0%	34.1	4.7%
Medical malpractice	6.4	3.2%	21.8	8.3%	40.2	6.1%	58.2	8.0%
Other	0.3	0.1%	0.5	0.2%	6.0	0.9%	3.5	0.5%
Professional liability	51.6	26.2%	53.7	20.4%	107.4	16.4%	104.3	14.4%
Property	96.7	49.0%	118.6	45.1%	235.7	35.8%	260.7	36.0%
Whole account	3.1	1.6%	18.5	7.0%	50.2	7.6%	23.9	3.3%
Workers compensation	7.2	3.7%	19.2	7.3%	19.2	2.9%	48.4	6.7%

	$197.1	100.0%	$262.9	100.0%	$657.8	100.0%	$724.1	100.0%

Premiums. Gross premiums written for the quarter ended June 30, 2010 would have been 25.0% lower than the prior year period and gross premiums written for the six months ended June 30, 2010 would have been 9.2% lower than the prior year period. Factors affecting gross premiums written:

For the quarter ended June 30, 2010:

•

The decrease in the property line of business would have been principally due to the non-renewal or reduced premiums written on certain contracts due to unfavorable pricing and other terms and conditions, and ceding companies retaining more risk for their own account;

•

The decrease in whole account gross premiums written would have been due to the inclusion of $16.6 million from a contract in the quarter ended June 30, 2009 that did not have a comparable renewal in the quarter ended June 30, 2010. The renewal of this contract was included in gross premiums written for the quarter ended March 31, 2010; and

•

Medical malpractice and workers’ compensation premiums would have decreased principally due to a reduction in line sizes, increase in client retentions and reduced estimates of assumed premiums on certain quota share policies, which would have had the effect of reducing premium levels.

For the six months ended June 30, 2010:

•	Gross premiums written would have decreased in our agriculture line of business principally due the non-renewal of a contract as a result of a client merger in 2010;

•

The decrease in our property line of business would have been principally due to the non-renewal or reduced premiums written on certain contracts due to unfavorable pricing and other terms and conditions, and ceding companies retaining more risk for their own account;

•	The increase in whole account would have been principally due to new business written; and

•

Medical malpractice and workers’ compensation premiums would have decreased principally due to the reduction in line sizes, increase in client retentions and reduced estimates of assumed premiums on certain quota share policies, which would have had the effect of reducing premium levels.

Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2010 would have increased by 6.6 and 7.1 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2010 would have been $17.1 million and $33.9 million, respectively, compared to $11.0 million and $16.1 million in the prior year periods;

•

The favorable development in the quarter and six months ended June 30, 2010 would have been principally on our property, whole account and workers compensation lines of business, partially offset by adverse development on our aviation and marine & energy lines of business. The favorable development in the prior year periods would have been principally on our property and general casualty lines of business, partially offset by adverse development recognized on our marine & energy and agriculture lines of business for the six months ended June 30, 2009;

•

Excluding the net favorable loss development, the loss ratio would have been 67.7% and 67.9% for the quarter and six months ended June 30, 2010, respectively, and 58.6% and 56.8% for the prior year periods; and

•

The quarter and six months ended June 30, 2010 would have included $39.6 million and $81.2 million, respectively, in catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, European windstorm Xynthia, the Chilean earthquake and Australian hail storms. The quarter ended June 30, 2009 would have included net losses of $2.7 million related to the Air France Airbus crash. The six months ended June 30, 2009 would also have included $5.7 million of property catastrophe-related net losses, principally related to windstorm Klaus.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 1.5 percentage points and 0.9 percentage points for the quarter and six months ended June 30, 2010, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio would have been principally due to changes in the mix of business written.

General and administrative expenses. General and administration expenses for the quarter and six months ended June 30, 2010 would have decreased compared with prior year periods. The decrease would have been principally due to the decrease in the amortization expense of renewal rights held by Harbor Point. The renewal rights were fully amortized by the end of 2009.

U.S. Specialty Segment

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Gross premiums written	$97.5	20.4%	$81.0	$174.4	16.4%	$149.8
Reinsurance premiums ceded	(6.9)	(86.7)%	(51.7)	(56.1)	(39.2)%	(92.3)

Net premiums written	$90.6	N/A	$29.3	$118.3	105.7%	$57.5

Net premiums earned	$47.4	121.5%	$21.4	$81.4	90.2%	$42.8
Net investment income	1.4	(6.7)%	1.5	2.6	(16.1)%	3.1
Net realized and unrealized gains on investments	—	N/A	—	—	N/A	0.1
Other income	0.1	(75.0)%	0.4	0.1	(50.0)%	0.2

Total revenues	48.9	109.9%	23.3	84.1	82.0%	46.2

Net losses and loss expenses	29.1	120.5%	13.2	50.4	100.0%	25.2
Acquisition costs	9.1	N/A	2.7	12.8	N/A	3.9
General and administrative expenses	8.0	42.9%	5.6	16.5	23.1%	13.4

Total losses and expenses	46.2	114.9%	21.5	79.7	87.5%	42.5

Income before taxes	$2.7	50.0%	$1.8	$4.4	18.9%	$3.7

Loss ratio(a)	61.2%		61.4%	62.0%		58.9%
Acquisition cost ratio (b)	19.3%		12.7%	15.7%		9.2%
General and administrative expense ratio (c)	16.8%		26.3%	20.2%		31.3%
Combined ratio (d)	97.3%		100.4%	97.9%		99.4%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended June 30, 2010	% of Premium Written	Quarter Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2010	% of Premium Written	Six Months Ended June 30, 2009	% of Premium Written
	(In millions of U.S.Dollars)
Gross Premiums Written by Type of Risk:
General liability	$27.6	28.3%	$22.8	28.2%	$50.6	29.0%	$41.8	27.9%
Marine	18.0	18.5%	15.0	18.5%	34.1	19.6%	29.7	19.8%
Professional Liability	3.7	3.8%	—	—	5.9	3.4%	—	—
Property	48.2	49.4%	43.2	53.3%	83.8	48.0%	78.3	52.3%

	$97.5	100.0%	$81.0	100.0%	$174.4	100.0%	$149.8	100.0%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2010 were consistent with our expectations for the periods, with property and marine gross premiums written being slightly ahead of our expectations, and general liability gross premiums written being slightly behind our expectations. The change in gross premiums written was principally due to:

•	The addition of professional liability to our product line in the fourth quarter of 2009; and

•

Growth of between 7%-21% in our general liability, marine and property product lines. Owing to the smaller average policy size of our U.S. specialty client base, we expect pricing in this segment to be less volatile than for similar product lines written by our insurance segment.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2010 was 7.1% and 32.2%, respectively, compared to 63.8% and 61.6%, respectively, in the prior year periods. During the quarter ended June 30, 2010, the level of premiums ceded was reduced by $20.6 million due to our cancellation of a property quota share treaty and the resulting return of prepaid premiums. Excluding this cancellation, the ratio for the quarter and six months ended June 30, 2010 was 28.2% and 44.0%, respectively. The decrease was principally due to the replacement of our property quota share treaty with a surplus share treaty under which we retain more of the risk, and a decrease in the ceding percentage on our marine quota share treaty. These changes are in line with our expectation to retain more business over time.

Net investment income. Net investment income is comprised principally of interest on cash and fixed maturities investments held by Alterra Specialty and Alterra America. The average annualized investment yield on cash and fixed maturities for the quarter and six months ended June 30, 2010 was 3.41% and 3.53%, respectively, compared to 4.02% and 4.10%, respectively, for the prior year periods.

Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2010 decreased 0.2 percentage points and increased 3.1 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2010 was $nil and $0.8 million, respectively, compared to $0.9 million and $0.9 million in the prior year periods. The favorable development in the six months ended June 30, 2010 was principally on our property line of business;

•

Excluding the net favorable loss development, the loss ratio was 61.2% and 62.9% for the quarter and six months ended June 30, 2010, respectively, and 65.8% and 61.1% for the prior year periods. The gradual increase in our retained premiums and the increase in net premiums earned have contributed to the decrease in our loss ratio for the quarter. The increase in the proportion of general liability and professional liability business are the principal contributors to the increase in the loss ratio for the six months ended June 30, 2010. These lines tend to have a higher average loss ratio than property lines; and

•

Our results for the quarter and six months ended June 30, 2010 include net losses of $8.6 million and $9.0 million, respectively, for property catastrophe losses and significant per-risk losses. Large loss events in the quarter and six months ended June 30, 2010 included Tennessee flooding and storms in the Northeastern U.S.

Acquisition expenses. The acquisition cost ratio for the quarter and six months ended June 30, 2010 increased from the prior year periods, principally as a result of the decrease in the amount of reinsurance we purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which has increased our acquisition cost ratio.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, which have both increased in 2010 compared to 2009. However, our general and administrative expense ratio of 16.8% and 20.2% for the quarter and six months ended June 30, 2010 are lower than the 26.3% and 31.3% ratios for the prior year periods. The decrease in the general and administrative expense ratio was principally due to the increase in net premiums earned.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our UK-based Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Gross premiums written	$48.8	7.7%	$45.3	$120.9	35.1%	$89.5
Reinsurance premiums ceded	(13.2)	24.5%	(10.6)	(33.2)	19.0%	(27.9)

Net premiums written	$35.6	2.6%	$34.7	$87.7	42.4%	$61.6

Net premiums earned	$33.2	28.7%	$25.8	$63.2	35.3%	$46.7
Net investment income	3.0	N/A	0.7	5.1	N/A	1.5
Net realized and unrealized (losses) gains on investments	(1.3)	N/A	0.7	(1.5)	N/A	1.2
Other income	0.2	(50.0)%	0.4	0.3	(40.0)%	0.5

Total revenues	35.1	27.2%	27.6	67.1	34.5%	49.9

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Net losses and loss expenses	12.4	(8.1)%	13.5	28.7	22.6%	23.4
Acquisition costs	6.1	(4.7)%	6.4	11.8	22.9%	9.6
Net foreign exchange gains	(1.2)	(29.4)%	(1.7)	(3.9)	(23.5)%	(5.1)
General and administrative expenses	5.8	1.8%	5.7	8.5	(18.3)%	10.4

Total losses and expenses	23.1	(3.3)%	23.9	45.1	17.8%	38.3

Income before taxes	$12.0	N/A	$3.7	$22.0	89.7%	$11.6

Loss ratio(a)	37.4%		52.1%	45.4%		50.1%
Acquisition cost ratio (b)	18.3%		24.8%	18.7%		20.5%
General and administrative expense ratio (c)	17.5%		22.1%	13.5%		22.3%
Combined ratio(d)	73.2%		99.0%	77.6%		92.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended June 30, 2010	% of Premium Written	Quarter Ended June 30, 2009	% of Premium Written	Six Months Ended June 30, 2010	% of Premium Written	Six Months Ended June 30, 2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$6.0	12.3%	$5.3	11.7%	$19.4	16.0%	$17.7	19.8%
Aviation	2.6	5.3%	—	—	7.0	5.8%	—	—
Financial institutions	4.8	9.8%	7.7	17.0%	10.9	9.0%	11.5	12.8%
International casualty	6.2	12.7%	—	—	19.9	16.5%	—	—
Professional liability	4.2	8.6%	6.5	14.3%	11.0	9.1%	9.3	10.4%
Property	25.0	51.3%	25.8	57.0%	52.7	43.6%	51.0	57.0%

	$48.8	100.0%	$45.3	100.0%	$120.9	100.0%	$89.5	100.0%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2010 increased 7.7% and 35.1%, respectively, compared to the prior year periods. The gross premiums written for the quarter and six months ended June 30, 2010 were slightly behind our expectations due to the challenging market conditions, which we expect to continue during 2010. The change in gross premiums written was primarily due to:

•

The addition of the aviation and international casualty product lines in the fourth quarter of 2009 and first quarter of 2010, respectively, which generated $8.8 million and $26.9 million of gross premiums written in the quarter and six months ended June 30, 2010, respectively; and

•

The commencement of underwriting in Brazil, which generated $6.7 million and $7.8 million of gross premiums written for the quarter and six months ended June 30, 2010, respectively, primarily in the property line of business.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2010 was 27.0%, and 27.5%, respectively, consistent with the 23.4% and 31.2%, respectively, for the comparable prior year periods.

Net investment income. Net investment income is comprised principally of interest on cash and fixed maturities investments held by the Syndicates. The average annualized investment yield on cash and fixed maturities for the quarter and six months ended June 30, 2010 was 3.76% and 3.17%, respectively, compared to 0.88% and 1.06% for the prior year periods. During 2009, this segment held a higher ratio of cash and cash equivalents to fixed maturity securities, resulting in a lower investment yield. In the fourth quarter of 2009, we invested a significant amount of cash into fixed maturity securities, which contributed to the increase in our investment yield for the six months ended June 30, 2010.

Net losses and loss expense. The loss ratio for the quarter and six months ended June 30, 2010 decreased by 14.7 and 4.7 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2010 was $3.1 million and $4.7 million, respectively, compared to unfavorable development of $1.3 million and $0.8 million, respectively, in the prior year periods. The net favorable development in the current year periods was principally on our financial institutions and professional liability lines of business, partially offset by some unfavorable development in our accident & health line of business;

•

Excluding the net favorable loss development, the loss ratio was 46.6% and 52.8%, respectively, for the quarter and six months ended June 30, 2010 compared to 47.1% and 48.4%, respectively, for the prior year periods. The increase in the six month loss ratio was principally due to $3.0 million of higher catastrophe-related and significant per-risk losses in the period, and also due to the expansion of our international casualty lines of business, which is a longer-tail business initially reserved at a higher loss ratio than the accident & health and property lines; and

•

Our results for the six months ended June 30, 2010 include $4.4 million in catastrophe-related and significant per-risk losses, which include net losses from the Deepwater Horizon oil spill, Chilean earthquake, European windstorm Xynthia and the Australian hail storms. In the quarter and six months ended June 30, 2009, there was $nil and $1.4 million, respectively, of catastrophe related and significant per-risk losses.

Acquisition expenses. The acquisition cost ratio decreased 6.5 and 1.8 percentage points for the quarter and six months ended June 30, 2010 respectively, compared to the prior year periods. The decrease in acquisition costs in the second quarter of 2010 was principally attributable to the addition of international casualty business at the start of 2010, which has a lower average acquisition cost ratio.

General and administrative expenses. General and administrative expenses for the quarter ended June 30, 2010 are consistent with the prior year periods; however, the general and administrative expense ratio for the quarter decreased by 4.6 percentage points due to the increase in net premiums earned by the segment. General and administrative expenses for the six months ended June 30, 2010 decreased by $1.9 million compared to the prior year period, with the general and administrative expense ratio decreasing by 8.8 percentage points. General and administrative expenses for this segment includes profit commission income earned by Alterra at Lloyd’s from the Lloyd’s Syndicates that are not wholly owned by Alterra, which partially offsets the costs of managing the Syndicates. Profit commission income in the six months ended June 30, 2010 included a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of these third-party Syndicates. Partially offsetting the increased profit commission income was an increase in information technology expenses and expenses related to our new office in Brazil.

Life and Annuity Reinsurance Segment

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
Gross premiums written	$0.8	(98.0)%	$41.0	$1.6	(96.2)%	$41.6
Reinsurance premiums ceded	—	N/A	—	(0.1)	N/A	(0.1)

Net premiums written	$0.8	(98.0)%	$41.0	$1.5	(96.4)%	$41.5

Net premiums earned	$0.8	(98.0)%	$41.0	$1.5	(96.4)%	$41.5
Net investment income	12.4	(3.9)%	12.9	25.5	4.1%	24.5
Net (losses) gains on other investments	(1.9)	N/A	9.4	4.1	(76.2)%	17.2

Total revenues	11.3	(82.1)%	63.3	31.1	(62.6)%	83.2

Net losses and loss expenses	13.9	(74.9)%	55.4	31.6	(54.7)%	69.7
Acquisition costs	0.1	(85.7)%	0.7	0.3	(62.5)%	0.8
Interest expense	2.7	N/A	0.8	4.0	N/A	0.5
General and administrative expenses	0.7	N/A	0.7	1.3	(7.1)%	1.4

Total losses and expenses	17.4	(69.8)%	57.6	37.2	(48.6)%	72.4

(Loss) income before taxes	$(6.1)	N/A	$5.7	$(6.1)	N/A	$10.8

The nature of life and annuity reinsurance transactions that we consider results in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period-to-period comparisons are not necessarily representative of future trends. Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is driven by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies.

There were no new life and annuity contracts written during either the quarter or six months ended June 30, 2010. There was one new life and annuity contract written during the quarter ended June 30, 2009. Our life and annuity business is focused exclusively on acquiring policies with significant reserve balances, which allows us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. In addition, we have not recently identified many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we have determined not to write any new life and annuity contracts in the foreseeable future. This determination does not affect our existing life and annuity reinsurance contracts and we will continue to service our existing life and annuity customer base.

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

Net investment income and net realized and unrealized gains (losses) on investments are discussed within the investing activities section as we manage investments for this segment on a consolidated basis with the insurance and reinsurance segments.

Investing Activities

The results of investing activities discussed below include the net investment income, net realized and unrealized gains (losses) on investments and net impairment losses recognized in earnings for all of our segments, including amounts which are allocated to the segments and included in the segment discussions above. These investment results are presented below on a consolidated basis.

	Quarter Ended June 30, 2010	% change	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	% change	Six Months Ended June 30, 2009
	(In millions of U.S. Dollars)
Net investment income	$53.3	28.5%	$41.7	$101.7	23.6%	$82.2
Net realized and unrealized (losses) gains on investments	(14.8)	N/A	21.5	(8.4)	N/A	39.9
Net impairment losses recognized in earnings	(0.3)	(85.0)%	(2.0)	(0.7)	(65.0)%	(2.0)

Net investment income. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation and additional investment income generated by shifting cash into higher yielding fixed maturity securities. The average annualized investment yield on cash, fixed maturities and funds withheld by clients was 3.35% and 3.66% for the quarters ended June 30, 2010 and 2009, respectively, and 3.58% and 3.62% for the six months ended June 30, 2010 and 2009, respectively. Our ratio of cash to invested assets decreased from 19.7% at June 30, 2009 to 9.6% at June 30, 2010 as we redeployed cash into fixed maturity investments and paid a special dividend. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested cash generated by operations into our fixed maturity portfolio, the yield on our portfolio has decreased. To date, this reduction has been offset by our redeployment of a larger portion of cash into fixed maturities, resulting in a relatively consistent yield compared to the prior periods.

Net realized and unrealized (losses) gains on investment include the following:

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(In millions of U.S. Dollars)
(Decrease) increase in fair value of hedge funds(a)	(3.3)	21.5	4.0	39.0
(Decrease) increase in fair value of derivatives	(12.4)	—	(13.9)	—
(Decrease) increase in fair value of catastrophe bonds	(0.3)	—	(0.3)	—
Income from equity method investments	0.1	(0.1)	—	0.4

Change in fair value of other investments	(15.9)	21.4	(10.2)	39.4
Net realized gains (losses) on available for sale securities	2.4	(0.6)	3.3	(0.7)
Net realized and unrealized (losses) gains on trading securities	(1.3)	0.7	(1.5)	1.2

Net realized and unrealized (losses) gains on investments	$(14.8)	$21.5	$(8.4)	$39.9

(a)	A decrease in fair value of derivatives of $1.8 million and an increase of $6.3 million from a wholly-owned hedge fund are included in the increase (decrease) in fair value of hedge funds for the quarter and six months ended June 30, 2009, respectively.

Change in fair value of other investments. The majority of other investments comprise our investment in hedge funds. Net losses on the hedge fund portfolio were $3.3 million, or a negative 0.69% rate of return, for the quarter ended June 30, 2010, compared to net gains of $21.5 million, or a 3.14% rate of return, for the quarter ended June 30, 2009. Net gains on the hedge fund portfolio were $4.0 million, or a 1.29% rate of return, for the six months ended June 30, 2010, compared to net gains of $39.0 million, or a 5.21% rate of return, for the six months ended June 30, 2009. Over the last 24 months we have significantly reduced our level of investment in hedge funds. As a result, the returns generated by our hedge fund portfolio represent a decreasing proportion of our total investment income compared to previous periods. The six month rate of return of 1.29% compares to the HFRI Fund of Funds Composite Index returning negative 1.17%, which we believe to be our most relevant benchmark.

Five out of the ten hedge fund strategies we employed experienced negative returns during the quarter ended June 30, 2010. The largest contributors by investment strategy to the net loss for the quarter ended June 30, 2010 were the long/short equity and the event-driven arbitrage strategies. As of June 30, 2010, 29.1% and 10.2% of our hedge fund portfolio was allocated to the long/short equity and event-driven arbitrage strategies, respectively. The largest gain offsetting the net loss for the quarter was contributed by the global macro strategy. As of June 30, 2010, 9.8% of our hedge fund portfolio was allocated to this strategy.

Seven out of the ten hedge fund strategies we employed experienced positive returns during the six months ended June 30, 2010. The largest contributors by investment strategy to the net gain for the six months ended June 30, 2010 were the distressed securities and the global macro strategies. As of June 30, 2010, 16.2% and 9.8% of our hedge fund portfolio was allocated to the distressed securities and the global macro strategies, respectively. The largest loss partially offsetting the net gains for the six month period was contributed by the event-driven arbitrage strategy. As of June 30, 2010, 10.2% of our hedge fund portfolio was allocated to this strategy.

The allocation of invested assets to our hedge fund portfolio as of June 30, 2010 was 4.6%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The decrease in fair value of derivatives was $12.4 million and $13.9 million for the quarter and six months ended June 30, 2010, respectively. We hold various derivative instruments including convertible bond equity call options, interest rate linked derivative instruments, and foreign exchange forward contracts. During the quarter ended June 30, 2010, we considered replacing our current revolving bank loan with longer term debt. In contemplation of this plan, we entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility during the quarter, we elected not to replace our current revolving bank loan and the forward contracts were settled for a loss of $10.4 million.

We have invested $46.3 million in catastrophe bonds, which are scheduled to mature at various dates between May 24, 2011 and October 19, 2012. The decrease in fair value of the catastrophe bonds was $0.3 million during the quarter and six months ended June 30, 2010, which is included in the change in fair value of other investments.

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. For the quarter and six months ended June 30, 2010, the estimated fair value of the deposit was below the minimum redemption amount and, therefore, $nil was recorded in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

Net realized and unrealized gains and losses on fixed maturities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income, all of which are reported within our Alterra at Lloyd’s segment. Net realized and unrealized gains on our fixed maturities portfolios for the quarter and six months ended June 30, 2010 were $1.1 million and $1.8 million, respectively, and were $0.1 million and $0.5 million for the quarter and six months ended June 30, 2009, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the quarter and six months ended June 30, 2010 of $0.3 million and $0.7 million, respectively, and $2.0 million and $2.0 million for the quarter and six months ended June 30, 2009, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,732.3 million as of June 30, 2010 compared to $5,262.4 million as of December 31, 2009, an increase of 46.9%. The increase in cash and invested assets resulted principally from the Amalgamation, which contributed $2,663.0 million in invested assets as of May 12, 2010. This increase during the six months ended June 30, 2010 was partially offset by the payment of dividends of $321.4 million.

We hold an available for sale portfolio, a trading portfolio, and a held to maturity portfolio of fixed maturities securities.

We record the available for sale and trading investment portfolios at fair value on our balance sheet. On our available for sale portfolio, the unrealized gain or loss (absent credit losses) of the investments is recorded in other accumulated comprehensive income in the shareholders’ equity section of our consolidated balance sheet. On our trading portfolio, the unrealized gain or loss is recorded in net income as a net realized gain or loss.

To match the expected cash flow requirements of our long term liabilities, we invest a portion of our fixed maturity investments in long duration securities. Because we intend to hold a number of these long duration securities to maturity, we classify those securities as held to maturity in our consolidated balance sheet. This held to maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

Fixed maturities are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances, such as credit rating changes, and changes in industry specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. As a result of these fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolios is to tailor the maturities of the portfolios to the timing of expected loss and benefit payments. At maturity, absent any credit loss, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell available for sale fixed maturity securities before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

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

We perform regular reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that show signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2010.

We performed a review of securities in an unrealized loss position as of June 30, 2010 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $0.3 million during the quarter ended June 30, 2010.

A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited interim consolidated financial statements.

As described in Note 6 of our unaudited interim consolidated financial statements, our available for sale and trading fixed maturities investments and the majority of our other investments are carried at fair value.

Fair value prices for all securities in our fixed maturities portfolio are independently provided by our investment custodians, our investment accounting service provider, and our investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian, investment accounting service provider or investment manager after validating the prices. Our validation process includes: (i) comparison to the price provided by the external provider, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

The independent pricing services used by our investment custodians, investment accounting service provider, and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates.

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

We have designed ongoing due diligence processes with respect to funds and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. These adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

We are able to redeem the hedge fund portfolio held through Alterra Diversified on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

Certain funds in which we are invested have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process, which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund.

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of June 30, 2010, we estimate that over 69.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our June 30, 2010 outstanding redemptions receivable of $15.7 million, none of which are gated, $13.2 million were received in cash prior to August 3, 2010. The fair value of our holdings in funds with gates imposed as of June 30, 2010 was $36.2 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of June 30, 2010, the fair value of our hedge funds held in side-pockets was $76.9 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. Had we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from June 30, 2010 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of June 30, 2010
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$177,250	49.5%
Between 91 to 180 days	31,263	8.7%
Between 181 to 365 days	—	—
Greater than 365 days	149,952	41.8%

Total hedge funds	$358,465	100.0%

Although we believe that our significant cash balances, fixed maturities investments, and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the hedge fund investment portfolio, our ability to do so may be limited by these liquidity constraints. See “Risk Factors—Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Additional information about the hedge fund portfolio can be found in Notes 5 and 6 to our unaudited interim consolidated financial statements included herein.

As of June 30, 2010, we had $46.3 million invested in catastrophe bonds. We receive quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.4% and are scheduled to mature at various dates between May 24, 2011 and October 19, 2012. The redemption value of the bonds will adjust based on the occurrence of covered events such as windstorms and earthquakes across a number of geographic regions, including Japan, Europe, Mexico and the United States. The maximum possible loss to us is limited to the value of our investment.

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption value of $24.3 million and a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $962.4 million as of June 30, 2010 compared to $1,001.4 million as of December 31, 2009, a decrease of 3.9%. This decrease was principally due to the losses recoverable collected as part of the final settlement of a significant contract during the quarter, which was partially offset by additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the six months ended June 30, 2010.

Losses recoverable from reinsurers on property and casualty business were $926.5 million and $964.8 million as of June 30, 2010 and December 31, 2009, respectively. Benefits recoverable from reinsurers on life and annuity business were $35.9 million and $36.6 million as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, 87.2% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.3% were rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Insurance has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 5.6% of our losses and benefits recoverable as of June 30, 2010. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 171.8% of its loss recoverable obligations. The remaining 1.9% of losses and benefits recoverable were with “B+” rated or lower reinsurers.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,772.6 million as of June 30, 2010 compared to $3,178.1 million as of December 31, 2009, an increase of 18.7%. The increase in property and casualty losses was principally attributable to the Amalgamation, which resulted in a $852.0 million increase in reserves. Partially offsetting this increase, was a decrease in property and casualty losses of $315.0 resulting from the final settlement of a significant contract during the second quarter of 2010. During the six months ended June 30, 2010, we paid $594.7 million in property and casualty losses, including the $315.0 million settlement, and recorded gross favorable development on prior year reserves of $59.1 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,209.0 million at June 30, 2010 compared to $1,372.5 million as of December 31, 2009. The decrease was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $53.9 million of benefit payments during the six months ended June 30, 2010.

Bank loans. As of June 30, 2010, we had one outstanding loan for $200.0 million, borrowed under our $850.0 million five-year senior credit facility. This loan bears interest at LIBOR plus 2.40%.

Senior notes. On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of June 30, 2010 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity increased to $2,927.0 million as of June 30, 2010 from $1,564.6 million as of December 31, 2009, an increase of 87.1%, principally due to the Amalgamation, which increased shareholders’ equity by $1,481.8 million. In addition, we generated net income of $139.8 million and a $77.3 million increase in accumulated other comprehensive income for the six months ended June 30, 2010. These increases were offset by the declaration of dividends of $322.9 million and repurchase of common shares of $44.4 million during the six months ended June 30, 2010.

Liquidity. We generated $173.8 million of cash from operations during the six months ended June 30, 2010 compared to $52.3 million for the six months ended June 30, 2009. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

Our casualty business generally has a long claim-tail. As a result, we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves on our balance sheet. Our property business generally has a short claim-tail. Consequently, we expect volatility in our operating cash flow levels as losses are incurred. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 5.0 years. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $200.0 million using our current credit facilities. Our cash and cash equivalents balance was $741.7 million as of June 30, 2010. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of June 30, 2010. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal assets are its investments in the common shares of its principal operating subsidiaries, Alterra Insurance and Alterra Re. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Alterra Insurance and Alterra Re. The payment of dividends by Alterra Insurance and Alterra Re is limited under Bermuda insurance laws. In particular, Alterra Insurance and Alterra Re may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of June 30, 2010, Alterra Insurance and Alterra Re had approximately $1,330.0 million and $1,546.0 million in statutory capital and surplus, respectively. Both companies met all minimum solvency and liquidity requirements. Alterra Insurance returned $225.0 million of capital and surplus to Alterra during the six months ended June 30, 2010 through a dividend and distribution of capital. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of June 30, 2010, we had three U.S dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $200.0 million available subject to certain conditions. On that date, we had $892.5 million in letters of credit outstanding under these facilities. We also had two sterling denominated letter of credit facilities totaling GBP 110.0 million ($164.3 million) supporting our Funds at Lloyd’s commitments and the Alterra Re UK operations, of which GBP 80.1 million ($119.7 million) was utilized as of June 30, 2010. Each of our credit facilities requires that we comply with certain covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the covenants of each of our credit facilities as of June 30, 2010.

The amount which Alterra provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of June 30, 2010, total shareholders’ equity amounted to $2,927.0 million as compared to $1,564.6 million as of December 31, 2009, an increase of 87.1%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the SEC that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance LLC and trust preferred securities of Alterra Capital Trust I. No securities have been issued under the shelf registration statement as of June 30, 2010. We believe that we have sufficient capital to meet our foreseeable financial obligations.

In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of June 30, 2010. The senior notes are guaranteed by Alterra.

As of June 30, 2010, we had one outstanding loan for $200.0 million, borrowed under our $850.0 million five-year senior credit facility. This loan bears interest at LIBOR plus 2.40%. Unused borrowing capacity under our credit facilities was $200.0 million as of June 30, 2010.

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries, as set forth in the table below, from each of A.M. Best Company, or A.M. Best, Fitch Inc., or Fitch, Moody’s Investor Services, Inc., or Moody’s and Standard and Poor’s Ratings Services, or S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Alterra. The Syndicates share the Lloyd’s market ratings.

As of June 30, 2010, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P

Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A(excellent)(1)(2)	A (strong)(1)	A3(3)	A- (1)(2)
Outlook on financial strength rating	Stable(1)(2)	Stable (1)	Stable (3)	Stable (1)(2)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Insurance, Alterra Re Europe, Alterra Insurance Europe, Alterra America and Alterra Specialty.
(2)	Applicable to Alterra Re and Alterra Re USA.
(3)	Applicable to Alterra Insurance.

Alterra’s Board of Directors declared the following dividends during 2009 and the first and second quarter of 2010:

Date Declared	Dividend	Dividend to be paid to shareholders of record on	Payable on
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

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

Contractual Obligations

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	136,306	6,525	13,051	13,051	103,679
Bank loan	200,000	200,000	—	—	—
Operating lease obligations	22,226	7,299	10,085	3,476	1,366
Property and casualty losses	3,772,622	672,189	1,256,047	811,341	1,033,045
Life and annuity benefits	2,405,942	114,429	217,383	201,923	1,872,207
Deposit liabilities	184,885	46,427	74,181	10,293	53,984

Total	6,721,981	1,046,869	1,570,747	1,040,084	3,064,281

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

The amounts in the above table represent our gross estimates of known liabilities as of June 30, 2010 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Furthermore, life and annuity benefits and deposit liabilities recorded in the unaudited interim consolidated financial statements as of June 30, 2010 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we have presented net operating income and annualized net operating return on average shareholders’ equity, which are “non-GAAP financial measures” as defined in Regulation G. We believe that these non-GAAP financial measures, which may be defined differently by other companies, allow for a more complete understanding of the performance of our business. These measures, however, should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of the non-GAAP financial measures to their respective most directly comparable U.S. GAAP financial measures is as follows:

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in millions of U.S. Dollars except per share and share amounts)
Net income	$103.4	$43.8	$139.8	$88.3
Net realized and unrealized losses on non- hedge fund investments(a)	11.6	2.2	12.8	1.9
Net foreign exchange gains	(0.3)	(2.9)	(2.0)	(5.5)
Merger and acquisition expenses	(55.9)	4.7	(51.2)	10.0

Net operating income	$58.8	$47.8	$99.4	$94.7

Earnings per diluted share	$1.13	$0.76	$1.88	$1.54
Net realized and unrealized losses on non- hedge fund investments(a)	0.12	0.04	0.17	0.03
Net foreign exchange gains	—	(0.05)	(0.03)	(0.09)
Merger and acquisition expenses	(0.61)	0.08	(0.69)	0.17

Net operating income per diluted share	$0.64	$0.83	$1.33	$1.65

Weighted average common shares outstanding—basic	91,042,301	57,066,298	73,779,447	56,851,795
Weighted average common shares outstanding—diluted	91,661,430	57,638,446	74,524,919	57,411,744

Annualized net income	$413.8	$175.0	$279.7	$176.6
Annualized net operating income	235.1	191.1	198.9	189.4
Average shareholders’ equity(b)	2,322.6	1,313.2	1,955.7	1,292.4

Annualized return on average shareholders’ equity	17.8%	13.3%	14.3%	13.7%

Annualized net operating return on average shareholders’ equity	10.1%	14.6%	10.2%	14.7%

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly shareholders’ equity balances. The averages for the quarter and six months ended June 30, 2010 have been weighted to include Harbor Point from May 12, 2010, the date of the consummation of the Amalgamation.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employs various strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, our earnings would be affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of June 30, 2010, 96.6% of the securities held in our fixed maturities portfolios, by carrying value, were rated Baa3/BBB- or above. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 3.4% of our invested assets by carrying value as of June 30, 2010) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of June 30, 2010, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.0%, or approximately $263.6 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 4.2%, or approximately $272.3 million.

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

As of June 30, 2010, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.7%, or approximately $2.4 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.7%, or approximately $2.4 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of June 30, 2010, our hedge fund portfolio’s VaR was estimated to be 12.6% at the 99.0% level of confidence and with a three-month time horizon.

ITEM 4.	Controls and Procedures

Part A—Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, which we refer to as disclosure controls), are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of June 30, 2010, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

Part B—Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2010, we completed an amalgamation with Harbor Point, whose assets, revenues and net income constitute approximately 31.4% of total assets, approximately 24.2% of revenues and 15.5% of net income of our consolidated financial statement amounts as of and for the quarter ended June 30, 2010. We are currently in the process of integrating the internal controls and procedures of Harbor Point and its subsidiaries into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust . Two lawsuits filed in the United States District Court for The Northern District of Georgia name Alterra Insurance, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Insurance and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of June 30, 2010.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 16, 2010, and amended on March 12, 2010, and updated in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 4, 2010. The information presented below updates the risk factors appearing in our 2009 Annual Report on Form 10-K, as amended, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Risks Related to the Amalgamation

The integration of Harbor Point following the Amalgamation may present significant challenges and costs.

We may face significant challenges, including technical, accounting and other challenges, in integrating Harbor Point’s operations. Achieving the anticipated benefits of the Amalgamation will depend in part upon whether Harbor Point integrates into our business in a timely and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Amalgamation takes time and requires the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of Alterra. Any delay or inability of management to successfully integrate the operations of Harbor Point could compromise our potential to achieve the long-term strategic benefits of the Amalgamation and could have a material adverse effect on our business, financial condition and operating results and the market price of our common shares.

In addition, we will continue to incur integration and restructuring costs following the completion of the Amalgamation as we integrate our business with Harbor Point’s business. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we can give no assurance that this net benefit will be achieved in the near term, if at all.

The termination of or failure to renew our in-force reinsurance contracts by the reinsurance counterparties to such contracts as a result of the Amalgamation could materially adversely affect our business.

Many of our in-force reinsurance contracts contain special termination provisions that may be triggered following a change of control. The Amalgamation likely triggered some of these special termination provisions, and the counterparties to these contracts may exercise their termination rights under these contracts. In addition, many of these reinsurance contracts renew annually, and so whether or not they may be terminated following the Amalgamation, reinsurance cedants may choose not to renew these contracts with us. Termination and failure to renew reinsurance agreements by contractual counterparties could result in a material adverse effect on our business, financial condition and operating results.

We may lose employees due to uncertainties associated with the Amalgamation and may not be able to hire qualified new employees.

Our success depends in part upon our ability to retain our key employees. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with us following the Amalgamation. Accordingly, no assurance can be given that we will be able to retain key employees or attract qualified new employees.

Risks Related to Regulation of our Company

Complex and Changing U.S. Government Regulations Could Impact Our Business and Results of Operations

In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, one of the most sweeping financial reforms in decades. The legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States. Among other things, the Act created the Federal Insurance Office to be located within the U.S. Treasury department, with the authority to monitor all aspects of the insurance industry (except health insurance), and changes the regulatory framework for nonadmitted insurance and reinsurance. We intend to monitor the impact of this Act on our business, but it is currently too early to predict with any certainty the magnitude of any impact, and whether the Act will positively or negatively affect our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2001, our Board of Directors approved a share repurchase program providing for repurchases of up to $15.0 million of Alterra’s common shares. The repurchase program has been increased from time to time at the election of our Board of Directors. In December 2007, February 2008, and February 2010, our Board of Directors authorized increases to the repurchase program permitting for aggregate repurchases of up to $75.3 million, $100.0 million, and $100.0 million, respectively. The repurchase program may be conducted from time to time through the market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the three months ended June 30, 2010, $32.5 million had been expended to repurchase 1,690,036 shares. Of the amount repurchased during the period, 1,482,674 common shares were acquired pursuant to a privately negotiated stock purchase agreement.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2010 to April 30, 2010)(1)	—	—	—	$123.6 million
(May 1, 2010 to May 31, 2010)(1)	98,362	$22.95	98,362	$121.3 million
(June 1, 2010 to June 30, 2010) (1)	1,591,674	$18.99	1,591,674	$91.1 million

Total (April 1, 2010 to June 30, 2010)(1)	1,690,036	$19.22	1,690,036	$91.1 million

(1)	Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

4.1	Specimen common share certificate of Alterra Capital Holdings Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

4.2	Harbor Point Limited Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement (333-167033) on Form S-8 filed with the SEC on May 24, 2010).

4.3	First Amendment to the Harbor Point Limited Amended and Restated 2006 Equity Incentive Plan, dated as of May 20, 2010 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement (333-167033) on Form S-8 filed with the SEC on May 24, 2010).

4.4	Amended and Restated Certificate of Trust (incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement (333-167035) on Form S-3 filed with the SEC on May 24, 2010).

4.5	Amended and Restated Declaration of Trust of Alterra Capital Trust I (incorporated by reference to Exhibit 4.17 of the Registrant’s Registration Statement (333-167035) on Form S-3 filed with the SEC on May 24, 2010).

10.1	Form of Indemnification Agreement, entered into May 12, 2010, with certain former directors and officers of Harbor Point Limited or its subsidiaries (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 26, 2010).

10.2	Amending and Restating Agreement Relating to a Credit Facility Agreement, dated as of March 30, 2010, by and among Max UK Holdings Ltd., as Account Party and Applicant, Max Capital Group Ltd., as Guarantor, the Banks and Financial Institutions listed on the Schedules thereto, as Banks and ING Bank N.V., London Branch as Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010).

10.3	Amendment No. 4 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.4	Registration Rights Agreement, dated as of May 12, 2010 by and among Alterra Capital Holdings Limited, Moore Global Investments, Ltd., Moore Holdings, L.L.C., Remington Investment Strategies, L.P., The Chubb Corporation, Trident III Professionals Fund, L.P. and Trident III, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.5	Form of Amended and Restated Warrant for Former Max holders issued May 12, 2010 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.6	Form of Amended and Restated Investor Warrant for Former Harbor Point holders issued May 12, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.7	Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Harbor Point Limited, the other borrowers party thereto, the financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of the of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.8	First Amendment and Limited Consent to Credit Agreement, executed March 3, 2010, by and among Harbor Point Limited, the other borrowers party thereto, the financial institutions party thereto as lenders and Bank of America, N.A., as the fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.6 of the of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.9	Guaranty Agreement executed May 12, 2010 by Max Capital Group Ltd. in favor of the lenders under the Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Harbor Point Limited, the other borrowers party thereto, the lender party thereto and Bank of America, N.A., as administrative agent (as amended) (incorporated by reference to Exhibit 10.7 of the of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.10	Guaranty Agreement executed May 12, 2010 by Max Capital Group Ltd. in favor of the lenders under the Credit Agreement, dated as of August 7, 2007, by and among Max Bermuda Limited, Max Capital Group Ltd., certain lenders party thereto, and Bank of America, N.A., as administrative agent (as amended from time to time) (incorporated by reference to Exhibit 10.8 of the of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

Exhibit	Description

10.11	Form of Restricted Share Award Agreement for special retention grants made under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the of the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

10.12	Form of Restricted Share Award Agreement for special retention grants made under the Alterra Capital Holdings Limited Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the of the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

10.13	Investment Manager Agreement, dated as of December 27, 2005, by and between Harbor Point Re Limited and BlackRock Financial Management, Inc.

10.14	Investment Management Agreement, dated as of December 27, 2005, between Deutsche Investment Management Americas Inc. and Harbor Point Re Limited.

10.15	Investment Management Agreement, dated December 27, 2005, between Harbor Point Re Limited and Pacific Investment Management Company LLC.

10.16	Alterra Capital Holdings Limited Director Compensation Plan.

10.17	Letter of Credit Facility, dated July 2, 2009, by and between Harbor Point Re Limited and Citi Europe Plc.

10.18	Forms of Harbor Point Limited Restricted Stock Award Agreements.

10.19	Form of Harbor Point Limited Option Award Agreement.

10.20	Quota Share Reinsurance Agreement, dated as of June 9, 2006, by and between Harbor Point Re Limited and Bay Point Re Limited.

10.21	Underwriting Services Agreement, dated December 18, 2006, by and among New Point Re Limited, Harbor Point Agency Limited, Harbor Point Limited and Harbor Point Re Limited.

10.22	Underwriting Services Agreement, dated December 17, 2008, by and among New Point Re III Limited, Harbor Point Agency Limited, Harbor Point Limited and Harbor Point Re Limited, as amended by that certain Amendment No. 1, dated December 31, 2009, by and among the parties.

10.23	Form of Amended and Restated Employee Warrant for former Harbor Point holders issued May 12, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from Alterra Capital Holdings Limited’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to the Interim Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	August 6, 2010

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2010