Form 10-Q
period 2010-09-30
ALTERRA CAPITAL HOLDINGS Ltd
filed 2010-11-05
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of October 29, 2010 was 115,374,775.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$925,752	$702,278
Fixed maturities, trading, at fair value (amortized cost: 2010 - $243,613; 2009 - $226,007)	243,158	228,696
Fixed maturities, available for sale, at fair value (amortized cost: 2010 - $5,218,349; 2009 - $2,974,938)	5,425,955	3,007,356
Fixed maturities, held to maturity, at amortized cost (fair value: 2010 - $1,106,057; 2009 - $1,033,551)	954,623	1,005,947
Other investments, at fair value	411,275	318,073
Accrued interest income	73,622	57,215
Premiums receivable	664,603	567,301
Losses and benefits recoverable from reinsurers	976,819	1,001,373
Deferred acquisition costs	106,728	65,648
Prepaid reinsurance premiums	173,140	190,613
Trades pending settlement	24,364	76,031
Goodwill and intangible assets	60,670	48,686
Other assets	78,225	70,529

Total assets	$10,118,934	$7,339,746

LIABILITIES
Property and casualty losses	$3,847,366	$3,178,094
Life and annuity benefits	1,299,190	1,372,513
Deposit liabilities	147,212	152,629
Funds withheld from reinsurers	119,859	140,079
Unearned property and casualty premiums	1,015,831	628,161
Reinsurance balances payable	122,184	146,085
Accounts payable and accrued expenses	90,282	67,088
Senior notes	440,473	90,464

Total liabilities	7,082,397	5,775,113

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 115,898,860 (2009 - 55,867,125) shares issued and outstanding	115,899	55,867
Additional paid-in capital	2,113,732	752,309
Accumulated other comprehensive income	190,325	25,431
Retained earnings	616,581	731,026

Total shareholders’ equity	3,036,537	1,564,633

Total liabilities and shareholders’ equity	$10,118,934	$7,339,746

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Gross premiums written	$325,213	$265,886	$1,095,333	$1,096,668
Reinsurance premiums ceded	(60,611)	(83,290)	(293,546)	(377,338)

Net premiums written	$264,602	$182,596	$801,787	$719,330

Earned premiums	$436,244	$329,869	$1,132,964	$993,871
Earned premiums ceded	(93,812)	(121,853)	(303,032)	(366,788)

Net premiums earned	342,432	208,016	829,932	627,083
Net investment income	59,711	42,830	161,378	125,073
Net realized and unrealized gains (losses) on investments	15,411	24,528	7,047	64,440

Total other-than-temporary impairment losses	(90)	—	(1,955)	(5,190)
Portion of loss recognized in other comprehensive income (loss), before taxes	(61)	(139)	1,084	3,037

Net impairment losses recognized in earnings	(151)	(139)	(871)	(2,153)
Other income	1,327	819	1,946	3,099

Total revenues	418,730	276,054	999,432	817,542

LOSSES AND EXPENSES
Net losses and loss expenses	191,012	131,778	475,794	378,729
Claims and policy benefits	15,060	14,378	46,662	84,117
Acquisition costs	60,859	27,997	133,901	73,686
Interest expense	7,551	5,971	20,409	14,654
Net foreign exchange gains (losses)	3,353	406	267	(6,474)
Merger and acquisition expenses	550	(41,350)	(49,276)	(31,342)
General and administrative expenses	56,650	40,372	143,827	115,537

Total losses and expenses	335,035	179,552	771,584	628,907

INCOME BEFORE TAXES	83,695	96,502	227,848	188,635
Income tax expense	858	1,176	5,183	5,012

NET INCOME	82,837	95,326	222,665	183,623

Change in net unrealized gains and losses of fixed maturities, net of tax	74,383	95,794	169,039	66,629
Foreign currency translation adjustment	13,224	(4,462)	(4,145)	20,372

COMPREHENSIVE INCOME	$170,444	$186,658	$387,559	$270,624

Basic earnings per share	$0.71	$1.67	$2.52	$3.22

Diluted earnings per share	$0.70	$1.64	$2.50	$3.18

Weighted average common shares outstanding—basic	117,200,505	57,233,115	88,253,609	56,978,901

Weighted average common shares outstanding—diluted	117,957,942	58,210,501	89,001,515	57,677,996

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2010	2009
Common shares
Balance, beginning of period	$55,867	$55,806
Issuance of common shares, net	65,084	1,529
Repurchase of shares	(5,052)	(322)

Balance, end of period	115,899	57,013

Additional paid-in capital
Balance, beginning of period	752,309	763,391
Issuance of common shares, net	1,418,214	457
Stock based compensation expense	36,600	16,124
Repurchase of shares	(93,391)	(6,049)

Balance, end of period	2,113,732	773,923

Accumulated other comprehensive income (loss)
Balance, beginning of period	25,431	(45,399)
Holding gains on available for sale fixed maturities arising in period, net of tax	179,482	66,650
Net realized (gains) losses on available for sale securities included in net income, net of tax	(9,359)	3,016
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(1,084)	(3,037)
Foreign currency translation adjustment	(4,145)	20,372

Balance, end of period	190,325	41,602

Retained earnings
Balance, beginning of period	731,026	506,533
Net income	222,665	183,623
Dividends	(337,110)	(16,020)

Balance, end of period	616,581	674,136

Total shareholders’ equity	$3,036,537	$1,546,674

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$222,665	$183,623
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	36,600	16,124
Amortization of premium on fixed maturities	10,973	2,503
Accretion of deposit liabilities	3,940	2,078
Net realized and unrealized gains on investments	(7,047)	(64,440)
Net impairment losses recognized in earnings	871	2,153
Negative goodwill gain	(95,788)	—
Changes in:
Accrued interest income	(822)	820
Premiums receivable	266,878	12,894
Losses and benefits recoverable from reinsurers	(9,975)	(130,985)
Deferred acquisition costs	(38,485)	(13,645)
Prepaid reinsurance premiums	10,865	(11,907)
Other assets	3,407	(2,624)
Property and casualty losses	(166,930)	183,163
Life and annuity benefits	(24,819)	508
Funds withheld from reinsurers	(20,220)	(21,773)
Unearned property and casualty premiums	12,092	92,046
Reinsurance balances payable	(28,025)	(10,515)
Accounts payable and accrued expenses	(7,167)	9,828

Cash provided by operating activities	169,013	249,851

INVESTING ACTIVITIES
Purchases of available for sale securities	(1,752,420)	(783,451)
Sales of available for sale securities	892,465	175,465
Redemptions/maturities of available for sale securities	702,506	479,310
Purchases of trading securities	(55,812)	(40,691)
Sales of trading securities	14,097	28,887
Redemptions/maturities of trading securities	19,361	5,094
Purchases of held to maturity securities	(16,961)	(33,647)
Redemptions/maturities of held to maturity securities	23,599	—
Net sales of other investments	78,985	462,501
Acquisition of subsidiary, net of cash acquired	446,819	—

Cash provided by investing activities	352,639	293,468

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,478	1,986
Repurchase of common shares	(98,443)	(6,371)
Net proceeds from issuance of senior notes	349,997	—
Net repayments of bank loans	(200,000)	(375,000)
Dividends paid	(335,560)	(16,020)
Additions to deposit liabilities	3,453	12,422
Payments of deposit liabilities	(12,747)	(80,748)

Cash used in financing activities	(291,822)	(463,731)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(6,356)	27,019
Net increase in cash and cash equivalents	223,474	106,607
Cash and cash equivalents, beginning of period	702,278	949,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	$925,752	$1,056,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $5,394 and $4,943 for the nine months ended September 30, 2010 and 2009, respectively.

Income taxes paid totaled $4,068 and $310 for the nine months ended September 30, 2010 and 2009, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Alterra Capital Holdings Limited (“Alterra” and, collectively with its subsidiaries, the “Company”), formerly known as Max Capital Group Ltd. (“Max”), is a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. Alterra was incorporated on July 8, 1999 under the laws of Bermuda.

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

Alterra has changed or commenced the process of changing the names of its subsidiaries to include the name Alterra. Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited (formerly Max Capital Group Ltd.)
Alterra America	Alterra America Insurance Company (formerly Max America Insurance Company)
Alterra at Lloyd’s	Alterra at Lloyd’s Limited (formerly Max at Lloyd’s Ltd.)
Alterra Diversified	Alterra Diversified Strategies Limited (formerly Max Diversified Strategies Ltd.)
Alterra Capital Europe	Alterra Capital Europe Limited (formerly Max Europe Holdings Limited)
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Insurance	Alterra Insurance Limited (formerly Max Bermuda Ltd.)
Alterra Insurance Europe	Alterra Insurance Europe Limited (formerly Max Insurance Europe Limited)
Alterra Managers	Alterra Managers Limited (formerly Max Managers Ltd.)
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe Limited (formerly Max Re Europe Limited)
Alterra Re UK	Alterra Re UK (formerly Harbor Point Re UK)
Alterra Re USA	Alterra Reinsurance USA Inc. (formerly Harbor Point Reinsurance U.S., Inc.)
Alterra E&S	Alterra Excess & Surplus Insurance Company (formerly Max Specialty Insurance Company)
Alterra Capital UK	Alterra Capital UK Limited (formerly Max UK Holdings Ltd.)
Alterra USA	Alterra USA Holdings Limited (formerly Max USA Holdings Ltd.)
Alterra USA Holdings	Alterra Holdings USA Inc. (formerly Harbor Point U.S. Holdings, Inc.)

The Company’s Bermuda insurance and reinsurance operations are conducted through Alterra Bermuda, which is registered as a Class 4 insurer under the insurance laws of Bermuda. Alterra Bermuda is also registered as a long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

The Company’s non-Lloyd’s European operations are conducted from Dublin, Ireland through Alterra Capital Europe and its two wholly-owned operating subsidiaries, Alterra Re Europe and Alterra Insurance Europe. In addition, Alterra Bermuda operates a branch, Alterra Re UK, in the United Kingdom.

The Company’s Lloyd’s operations are conducted by Alterra Capital UK, which, through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra Capital UK’s operations are based primarily in London, England. The Company’s proportionate share of Syndicates 1400, 2525 and 2526, are 100%, approximately 2% and approximately 36%, respectively.

The Company’s U.S. reinsurance operations are conducted through Alterra USA Holdings and its operating subsidiary, Alterra Re USA, a Connecticut-domiciled reinsurance company. The Company’s U.S. insurance operations are conducted through Alterra USA and its operating subsidiaries, Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled insurance company. Through Alterra E&S and Alterra America, the Company writes both admitted and non-admitted business throughout the United States and Puerto Rico.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in FASB guidance. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3. SEGMENT INFORMATION

The Company accounts for its operations in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance.

Insurance Segment

The Company’s insurance segment offers property and casualty excess of loss insurance from its Bermuda and Dublin offices primarily to Fortune 1000 companies. Principal lines of business include professional liability, excess liability, aviation and property.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Reinsurance Segment

The Company’s reinsurance segment offers property and casualty quota share and excess of loss reinsurance from its offices in Bermuda, Bogota, Dublin, London and the United States to insurance companies worldwide. The underwriting activities of Alterra Re, Alterra Re USA and Alterra Re UK are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, medical malpractice, professional liability, property, whole account and workers’ compensation.

U.S. Specialty Segment

The Company’s U.S. specialty segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium sized companies. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property.

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London and Copenhagen, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of its managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability and property.

Life and Annuity Reinsurance Segment

The Company’s life and annuity reinsurance segment operates out of Bermuda and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. The Company has determined not to write any new life and annuity contracts in the foreseeable future.

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

A summary of operations by segment for the three and nine months ended September 30, 2010 and 2009 follows:

(Expressed in thousands of U.S. Dollars)

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended September 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$70,271	$124,004	$71,871	$57,734	$323,880	$1,333	$—	$325,213
Reinsurance premiums ceded	(34,075)	(2,524)	(21,513)	(2,397)	(60,509)	(102)	—	(60,611)

Net premiums written	$36,196	$121,480	$50,358	$55,337	$263,371	$1,231	$—	$264,602

Earned premiums	$96,777	$213,510	$79,200	$45,424	$434,911	$1,333	$—	$436,244
Earned premiums ceded	(41,097)	(15,533)	(27,770)	(9,310)	(93,710)	(102)	—	(93,812)

Net premiums earned	55,680	197,977	51,430	36,114	341,201	1,231	—	342,432
Net investment income	6,209	17,495	1,295	2,256	27,255	12,182	20,274	59,711
Net realized and unrealized gains on investments	188	197	30	883	1,298	3,321	10,792	15,411
Net impairment losses recognized in earnings	—	—	—	—	—	—	(151)	(151)
Other income	771	61	337	177	1,346	(43)	24	1,327

Total revenues	62,848	215,730	53,092	39,430	371,100	16,691	30,939	418,730

Net losses and loss expenses	23,775	117,671	32,199	17,367	191,012	—	—	191,012
Claims and policy benefits	—	—	—	—	—	15,060	—	15,060
Acquisition costs	1,265	45,069	6,880	7,474	60,688	171	—	60,859
Interest expense	80	1,149	—	—	1,229	2,311	4,011	7,551
Net foreign exchange losses (gains)	—	1,478	—	2,089	3,567	—	(214)	3,353
Merger and acquisition expenses	—	—	—	—	—	—	550	550
General and administrative expenses	6,435	17,580	9,975	7,806	41,796	577	14,277	56,650

Total losses and expenses	31,555	182,947	49,054	34,736	298,292	18,119	18,624	335,035

Income (loss) before taxes	$31,293	$32,783	$4,038	$4,694	$72,808	$(1,428)	$12,315	$83,695

Loss ratio (b)	42.7%	59.4%	62.6%	48.1%	56.0%
Combined ratio (c)	56.5%	91.1%	95.4%	90.4%	86.0%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended September 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance (a)	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (b)	Corporate (a)	Consolidated
Gross premiums written	$269,004	$398,433	$246,245	$178,653	$1,092,335	$2,998	$—	$1,095,333
Reinsurance premiums ceded	(118,908)	(61,223)	(77,592)	(35,589)	(293,312)	(234)	—	(293,546)

Net premiums written	$150,096	$337,210	$168,653	$143,064	$799,023	$2,764	$—	$801,787

Earned premiums	$293,692	$483,982	$229,122	$123,170	$1,129,966	$2,998	$—	$1,132,964
Earned premiums ceded	(132,019)	(50,545)	(96,335)	(23,899)	(302,798)	(234)	—	(303,032)

Net premiums earned	161,673	433,437	132,787	99,271	827,168	2,764	—	829,932
Net investment income	18,639	42,107	3,951	7,308	72,005	37,701	51,672	161,378
Net realized and unrealized gains (losses) on investments	391	418	29	(583)	255	7,377	(585)	7,047
Net impairment losses recognized in earnings	—	—	—	—	—	—	(871)	(871)
Other income	760	216	439	528	1,943	(71)	74	1,946

Total revenues	181,463	476,178	137,206	106,524	901,371	47,771	50,290	999,432

Net losses and loss expenses	96,981	250,177	82,614	46,022	475,794	—	—	475,794
Claims and policy benefits	—	—	—	—	—	46,662	—	46,662
Acquisition costs	1,753	92,708	19,689	19,311	133,461	440	—	133,901
Interest expense	554	6,207	—	—	6,761	6,350	7,298	20,409
Net foreign exchange losses (gains)	—	1,967	—	(1,802)	165	—	102	267
Merger and acquisition expenses	—	—	—	—	—	—	(49,276)	(49,276)
General and administrative expenses	18,833	41,359	26,433	16,345	102,970	1,876	38,981	143,827

Total losses and expenses	118,121	392,418	128,736	79,876	719,151	55,328	(2,895)	771,584

Income (loss) before taxes	$63,342	$83,760	$8,470	$26,648	$182,220	$(7,557)	$53,185	$227,848

Loss ratio (c)	60.0%	57.7%	62.2%	46.4%	57.5%
Combined ratio (d)	72.7%	88.7%	96.9%	82.3%	86.1%

(a)	The results of operations of Harbor Point are included for the period from May 12, 2010.
(b)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(c)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(d)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended September 30, 2009
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$81,134	$94,118	$69,419	$21,087	$265,758	$128	$—	$265,886
Reinsurance premiums ceded	(41,884)	(11,106)	(26,259)	(4,015)	(83,264)	(26)	—	(83,290)

Net premiums written	$39,250	$83,012	$43,160	$17,072	$182,494	$102	$—	$182,596

Earned premiums	$103,961	$128,458	$68,175	$29,147	$329,741	$128	$—	$329,869
Earned premiums ceded	(54,814)	(25,367)	(37,074)	(4,572)	(121,827)	(26)	—	(121,853)

Net premiums earned	49,147	103,091	31,101	24,575	207,914	102	—	208,016
Net investment income	5,898	10,404	1,461	1,749	19,512	13,143	10,175	42,830
Net realized and unrealized losses on investments	1,298	3,040	—	1,400	5,738	11,932	6,858	24,528
Net impairment losses recognized in earnings	—	—	—	—	—	—	(139)	(139)
Other income	91	—	52	(33)	110	—	709	819

Total revenues	56,434	116,535	32,614	27,691	233,274	25,177	17,603	276,054

Net losses and loss expenses	31,756	68,728	21,266	10,028	131,778	—	—	131,778
Claims and policy benefits	—	—	—	—	—	14,378	—	14,378
Acquisition costs	369	20,299	1,926	5,250	27,844	153	—	27,997
Interest expense	—	1,706	—	—	1,706	2,349	1,916	5,971
Net foreign exchange losses (gains)	—	—	—	42	42	—	364	406
Merger and acquisition expenses	—	—	—	—	—	—	(41,350)	(41,350)
General and administrative expenses	7,281	8,857	7,804	5,423	29,365	829	10,178	40,372

Total losses and expenses	39,406	99,590	30,996	20,743	190,735	17,709	(28,892)	179,552

Income (loss) before taxes	$17,028	$16,945	$1,618	$6,948	$42,539	$7,468	$46,495	$96,502

Loss ratio (b)	64.6%	66.7%	68.4%	40.8%	63.4%
Combined ratio (c)	80.2%	94.9%	99.7%	84.2%	90.9%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended September 30, 2009
	Property & Casualty					Life & Annuity	Corporate	Consolidated
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)
Gross premiums written	$302,727	$422,296	$219,268	$110,629	$1,054,920	$41,748	$—	$1,096,668
Reinsurance premiums ceded	(146,076)	(80,574)	(118,579)	(31,963)	(377,192)	(146)	—	(377,338)

Net premiums written	$156,651	$341,722	$100,689	$78,666	$677,728	$41,602	$—	$719,330

Earned premiums	$307,709	$364,994	$185,609	$93,811	$952,123	$41,748	$—	$993,871
Earned premiums ceded	(157,710)	(74,711)	(111,682)	(22,539)	(366,642)	(146)	—	(366,788)

Net premiums earned	149,999	290,283	73,927	71,272	585,481	41,602	—	627,083
Net investment income	16,861	29,607	4,549	3,216	54,233	37,626	33,214	125,073
Net realized and unrealized gains (losses) on investments	3,537	8,467	148	2,587	14,739	29,146	20,555	64,440
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,153)	(2,153)
Other income	1,238	12	272	475	1,997	—	1,102	3,099

Total revenues	171,635	328,369	78,896	77,550	656,450	108,374	52,718	817,542

Net losses and loss expenses	106,029	192,756	46,500	33,444	378,729	—	—	378,729
Claims and policy benefits	—	—	—	—	—	84,117	—	84,117
Acquisition costs	(1,503)	53,496	5,873	14,797	72,663	1,023	—	73,686
Interest expense	—	2,400	—	—	2,400	2,803	9,451	14,654
Net foreign exchange losses (gains)	—	—	—	(5,124)	(5,124)	—	(1,350)	(6,474)
Merger and acquisition expenses	—	—	—	—	—	—	(31,342)	(31,342)
General and administrative expenses	17,825	23,604	21,195	15,856	78,480	2,180	34,877	115,537

Total losses and expenses	122,351	272,256	73,568	58,973	527,148	90,123	11,636	628,907

Income (loss) before taxes	$49,284	$56,113	$5,328	$18,577	$129,302	$18,251	$41,082	$188,635

Loss ratio (b)	70.7%	66.4%	62.9%	46.9%	64.7%
Combined ratio (c)	81.6%	93.0%	99.5%	89.9%	90.5%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2010 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$817,470	$166,850	$108,015	$1,092,335
Reinsurance ceded	(222,996)	(51,765)	(18,551)	(293,312)

	$594,474	$115,085	$89,464	$799,023

Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2009 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$844,638	$128,722	$81,560	$1,054,920
Reinsurance ceded	(300,087)	(64,289)	(12,816)	(377,192)

	$544,551	$64,433	$68,744	$677,728

The largest client in each of the nine months ended September 30, 2010 and 2009 accounted for less than 6.0% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the nine months ended September 30, 2010 and 2009 were from North America.

There were no new life and annuity transactions written in the nine months ended September 30, 2010, and one contract written in the nine months ended September 30, 2009. The largest client in the nine months ended 2009 accounted for 97.9% of the Company’s life and annuity gross premiums written.

4. BUSINESS COMBINATION

On May 12, 2010, pursuant to the terms of the Amalgamation Agreement, Harbor Point amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra. Upon consummation of the Amalgamation, Max Capital Group Ltd. was renamed Alterra Capital Holdings Limited. The purpose of the Amalgamation was to create a larger, more diversified entity with access to more markets and more underwriting opportunities than either company had prior to the Amalgamation.

The Amalgamation has been accounted for as a business combination, with Alterra the accounting acquirer. The Company has recorded the acquired assets and liabilities of Harbor Point at their fair values with the difference between the purchase price and the fair values being recorded as a negative goodwill gain.

Each outstanding Class A voting common share of Harbor Point was converted into Alterra common shares at a fixed exchange ratio of 3.7769 and cash in lieu of fractional shares. The aggregate purchase price consideration was $1,481.8 million for the tangible net assets acquired of $1,565.4 million and intangible assets of $12.2 million. The negative goodwill gain recognized was $95.8 million. During the past year, Alterra common shares have traded in the market at a discount to book value. This discount, together with the fixed share exchange ratio, were the principal factors responsible for the negative goodwill gain.

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

As of September 30, 2010, the Company had not completed the process of determining the fair value of the intangible asset for customer and broker relationships. As a result, the fair value recorded is a provisional estimate. The provisional fair value of the separately identifiable intangible assets acquired and the period over which the intangible assets will be amortized, if applicable, is as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Amortization Period
Definite-lived intangible asset:
Customer and broker relationships	$6,000	4 years
Indefinite-lived intangible asset:
U.S. insurance licenses	$6,200	Not applicable

The net loss reserves acquired include an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of income and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. As of September 30, 2010, the unamortized balance of this fair value adjustment was $82.8 million.

The net unearned premiums acquired include a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of income and comprehensive income over the next two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. As of September 30, 2010, the unamortized balance of this fair value adjustment was $80.9 million.

The transaction expenses incurred relating to the Amalgamation primarily related to advisory, legal and other professional fees, the acceleration of stock-based compensation, and other merger-related expenses. These expenses have been presented along with the negative goodwill gain in the merger and acquisition expenses line in the Company’s consolidated statements of income and comprehensive income, and is composed of the following:

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Negative goodwill gain	$—	$(95,788)
Transaction expenses	550	27,631
Acceleration of stock-based compensation	—	18,881

Merger and acquisition expenses	$550	$(49,276)

Supplemental Pro Forma Information

Operating results of Harbor Point have been included in the consolidated financial statements from the May 12, 2010 date of the Amalgamation. The following selected unaudited pro forma financial information for the three and nine months ended September 30, 2010 and 2009 is provided, for informational purposes only, to present a summary of the combined results of the Company and Harbor Point assuming the Amalgamation occurred on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it necessarily indicative of future results.

(Expressed in thousands of U.S dollars, except per share amounts)	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
Gross premiums written	$325,213	$382,650	$1,478,668	$1,609,333
Net premiums earned	342,432	351,245	1,048,825	1,034,973
Total revenue	418,730	441,760	1,250,913	1,288,229
Net income	82,837	161,921	212,896	344,587
Basic earnings per share	$0.71	$1.36	$1.80	$2.90
Diluted earnings per share	$0.70	$1.35	$1.79	$2.88

5. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of September 30, 2010 and December 31, 2009 were:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
September 30, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$913,798	$28,952	$(341)	$—	$942,409
Non-U.S. governments	72,219	9,659	—	—	81,878
Corporate securities	2,533,770	114,689	(1,594)	(394)	2,646,471
Municipal securities	218,590	9,044	(688)	—	226,946
Asset-backed securities	90,180	1,014	(10,173)	(431)	80,590
Residential mortgage-backed securities (1)	1,081,930	34,231	(1,939)	(3,472)	1,110,750
Commercial mortgage-backed securities	307,862	31,829	(2,780)	—	336,911

	$5,218,349	$229,418	$(17,515)	$(4,297)	$5,425,955

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$411,596	$9,291	$(2,756)	$—	$418,131
Non-U.S. governments	81,654	2,278	(1,905)	—	82,027
Corporate securities	1,246,815	36,070	(10,373)	(1,096)	1,271,416
Municipal securities	83,780	1,366	(1,488)	—	83,658
Asset-backed securities	113,531	1,168	(13,982)	(1,007)	99,710
Residential mortgage-backed securities (1)	752,618	21,451	(7,319)	(3,651)	763,099
Commercial mortgage-backed securities	284,944	14,552	(10,181)	—	289,315

	$2,974,938	$86,176	$(48,004)	$(5,754)	$3,007,356

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,015,250 (December 31, 2009—$689,468).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,957,659	36.1	$1,107,599	36.8
AAA	1,094,808	20.2	648,163	21.6
AA	595,779	11.0	288,158	9.6
A	1,327,876	24.5	721,596	24.0
BBB	226,655	4.2	100,235	3.3
BB	33,378	0.6	34,781	1.2
B or lower	189,800	3.4	106,824	3.5

	$5,425,955	100.0	$3,007,356	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,015,250 (December 31, 2009—$689,468).

The maturity distribution for available for sale fixed maturities held as of September 30, 2010 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$418,804	$422,668
After one year through five years	2,246,348	2,320,376
After five years through ten years	712,678	764,341
More than ten years	360,547	390,319

	3,738,377	3,897,704
Asset-backed securities	90,180	80,590
Mortgage-backed securities	1,389,792	1,447,661

	$5,218,349	$5,425,955

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of September 30, 2010 and December 31, 2009 were:

September 30, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$22,690	$2,061	$—	$24,751
Non-U.S. governments	549,238	104,286	—	653,524
Corporate securities	381,695	45,082	—	426,777
Asset-backed securities	1,000	5	—	1,005

	$954,623	$151,434	$—	$1,106,057

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$14,050	$—	$(515)	$13,535
Non-U.S. governments	573,250	11,034	—	584,284
Corporate securities	418,647	17,085	—	435,732

	$1,005,947	$28,119	$(515)	$1,033,551

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of September 30, 2010 and December 31, 2009.

September 30, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$22,690	2.4	$24,751	2.2
AAA	654,700	68.6	775,537	70.1
AA	113,634	11.9	123,442	11.2
A	149,422	15.7	165,392	14.9
BBB	12,749	1.3	15,209	1.4
BB	—	—	—	—
B or lower	1,428	0.1	1,726	0.2

	$954,623	100.0	$1,106,057	100.0

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$14,050	1.4	$13,535	1.3
AAA	717,954	71.4	734,595	71.1
AA	101,675	10.1	105,296	10.2
A	158,141	15.7	165,172	16.0
BBB	12,672	1.3	13,478	1.3
B or lower	1,455	0.1	1,475	0.1

	$1,005,947	100.0	$1,033,551	100.0

The maturity distribution for held to maturity fixed maturities held as of September 30, 2010 was as follows:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$23,215	$23,370
After one year through five years	134,283	140,298
After five years through ten years	142,860	158,648
More than ten years	653,265	782,736

	953,623	1,105,052
Asset-backed securities	1,000	1,005

	$954,623	$1,106,057

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the nine months ended September 30, 2010 and 2009 was:

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2010	2009
Interest earned on investments and cash and cash equivalents	$173,473	$130,058
Interest earned on funds withheld	3,267	516
Amortization of premium on fixed maturities	(10,973)	(2,503)
Investment expenses	(4,389)	(2,998)

	$161,378	$125,073

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the nine months ended September 30, 2010 and 2009 were:

	Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2010	2009
Gross realized gains on available for sale securities	$14,665	$6,550
Gross realized losses on available for sale securities	(5,008)	(7,898)
Net realized and unrealized (losses) gains on trading securities	(583)	2,587
Change in fair value of other investments	(2,027)	63,201

Net realized and unrealized (losses) gains on investments	$7,047	$64,440

Net other-than-temporary impairment losses recognized in earnings	$(871)	$(2,153)

Change in net unrealized gains (losses) on available for sale fixed maturities, before tax	$175,188	$65,055

Included in net realized and unrealized gains (losses) on trading securities were $0.3 million of net realized losses recognized on trading securities sold during the nine months ended September 30, 2010 ($nil in the nine months ended September 30, 2009).

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

The Company recorded $0.2 million of OTTI in earnings for the three months ended September 30, 2010, all of which related to estimated credit losses ($0.1 million in the three months ended September 30, 2009, all of which related to estimated credit losses).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company recorded $0.9 million of OTTI in earnings for the nine months ended September 30, 2010, all of which related to estimated credit losses ($2.2 million in the nine months ended September 30, 2009, of which $1.9 million related to estimated credit losses).

The following methodology and significant inputs were used to determine the estimated credit losses on mortgage-backed securities ($0.2 million and $0.7 million credit loss recognized for the three and nine months ended September 30, 2010) and asset- backed securities ($nil and $0.2 million credit loss recognized for the three and nine months ended September 30, 2010) during the three and nine months ended September 30, 2010:

•

The Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Fixed maturities with unrealized losses, and the duration of such conditions as of September 30, 2010 and as of December 31, 2009, were:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2010 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$4,600	$341	$—	$—	$4,600	$341
Corporate securities	106,025	1,988	—	—	106,025	1,988
Municipal securities	10,473	688	—	—	10,473	688
Asset-backed securities	29,130	10,101	545	503	29,675	10,604
Residential mortgage-backed securities	155,315	5,386	2,236	25	157,551	5,411
Commercial mortgage-backed securities	41,370	2,765	1,160	15	42,530	2,780

	$346,913	$21,269	$3,941	$543	$350,854	$21,812

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$122,515	$2,756	$—	$—	$122,515	$2,756
Non-U.S. governments	24,457	1,905	—	—	24,457	1,905
Corporate securities	334,212	11,469	—	—	334,212	11,469
Municipal securities	54,212	1,488	—	—	54,212	1,488
Asset-backed securities	61,499	14,254	1,805	735	63,304	14,989
Residential mortgage-backed securities	211,344	10,957	1,802	13	213,146	10,970
Commercial mortgage-backed securities	111,598	10,169	951	12	112,549	10,181

	$919,837	$52,998	$4,558	$760	$924,395	$53,758

Of the total holding of 2,770 (as of December 31, 2009 – 1,495) available for sale securities, 199 (as of December 31, 2009 – 400) had unrealized losses as of September 30, 2010.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2010 and 2009:

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at July 1	$2,250	$466
Addition for credit loss impairment recognized in the current period on securities not previously impaired	78	—
Addition for credit loss impairment recognized in the current period on securities previously impaired	—	139

Ending balance at September 30	$2,328	$605

(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at January 1	$1,530	$—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	252	605
Addition for credit loss impairment recognized in the current period on securities previously impaired	546	—

Ending balance at September 30	$2,328	$605

Other Investments

The following is a summary of other investments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Hedge funds, at fair value	$329,876	80.2	$312,077	98.1
Catastrophe bonds, at fair value	47,364	11.5	—	—
Structured deposits, at fair value	25,036	6.1	—	—
Equity method investments	5,237	1.3	2,772	0.9
Derivatives, at fair value	3,762	0.9	3,224	1.0

	$411,275	100.0	$318,073	100.0

Hedge Funds

The Company has investments in various underlying trading entities across various investment strategies, together, the “hedge fund portfolio”. The distribution of the hedge fund portfolio by investment strategy as of September 30, 2010 and December 31, 2009 was:

	September 30, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$58,575	17.8	$62,897	20.1
Diversified arbitrage	30,808	9.3	34,503	11.1
Emerging markets	14,259	4.3	26,211	8.4
Event-driven arbitrage	33,581	10.2	41,724	13.4
Fixed income arbitrage	—	—	14,351	4.6
Fund of funds	41,642	12.6	—	—
Global macro	47,647	14.4	34,299	11.0
Long/short credit	9,817	3.0	9,426	3.0
Long/short equity	90,866	27.5	85,901	27.5
Opportunistic	2,681	0.9	2,765	0.9

Total hedge fund portfolio	$329,876	100.0	$312,077	100.0

Cash and cash equivalent balances of $0.6 million and $22.3 million held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. Redemptions receivable of $28.9 million and $79.1 million held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of September 30, 2010, and December 31, 2009, respectively.

As of September 30, 2010, the hedge fund portfolio employed nine strategies invested in 30 underlying funds. The fund of funds strategy comprises two fund of funds that were acquired as part of the Amalgamation with Harbor Point. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

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

Of the Company’s September 30, 2010 outstanding redemptions receivable of $28.9 million, none of which is gated, $27.2 million was received in cash prior to November 3, 2010. The fair value of the Company’s holdings in funds with gates imposed as of September 30, 2010 was $36.4 million (December 31, 2009—$41.8 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of September 30, 2010, the fair value of hedge funds held in side-pockets was $67.1 million (December 31, 2009—$99.8 million).

Further details regarding the redemption of the hedge fund portfolio as of September 30, 2010 is as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$58,575	$18,414	$40,161	Biannually(3)	180 days
Diversified arbitrage	30,808	30,808	—
Emerging markets	14,259	14,259	—
Event-driven arbitrage	33,581	23,810	9,771	Quarterly	60 days
Fund of funds	41,642	—	41,642	(4)	45-370 days
Global macro	47,647	3,152	44,495	Monthly - Quarterly	60 days
Long/short credit	9,817	—	9,817	Quarterly	56 days
Long/short equity	90,866	10,317	80,549	Monthly -Annually(5)	30-90 days
Opportunistic	2,681	2,681	—

Total hedge funds	$329,876	$103,441	$226,435

(1)	For those investments that are restricted by gates or are invested in side pockets, the Company can not reasonably estimate as of September 30, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $33.2 million is December 31, 2010, and for the remaining $7.0 million is September 30, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period is $30.5 million as of September 30, 2010.
(5)	The next available redemption date for investments totaling $10.9 million is December 31, 2011.

As of September 30, 2010, the Company had no unfunded commitments related to its hedge fund portfolio.

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of September 30, 2010, the Company had invested $47.4 million in catastrophe bonds. The Company receives quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.6% as of September 30, 2010. The catastrophe bonds are scheduled to mature at various dates between May 24, 2011 and October 19, 2012. The redemption value of the bonds will adjust based on the occurrence of covered events, such as windstorms and earthquakes, across a number of geographic regions, including Japan, Europe, Mexico and the United States.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the three and nine months ended September 30, 2010, the Company recorded $0.9 million of net investment income from catastrophe bonds. For the three and nine months ended September 30, 2010, the Company recorded a $0.7 million increase and a $0.4 million increase, respectively, in the estimated fair value of the catastrophe bonds. The changes in estimated fair value are included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

Structured deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit. The Company elected to account for this structured deposit at fair value. As at September 30, 2010, the estimated fair value of the deposit was $25.0 million and $0.8 was recorded in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income for the three and nine months ended September 30, 2010.

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

Restricted assets

As of September 30, 2010 and December 31, 2009, $3,031.7 million and $2,536.4 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of September 30, 2010 and December 31, 2009, $1,164.0 million and $569.2 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

The total restricted assets as of September 30, 2010 and December 31, 2009 are as follows:

(Expressed in thousands of U.S. Dollars)	September 30, 2010	December 31, 2009
Restricted assets included in cash and cash equivalents	$326,458	$224,382
Restricted assets included in fixed maturities	3,869,225	2,881,217

Total	$4,195,683	$3,105,599

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At September 30, 2010, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, and residential and commercial mortgage-backed securities.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and the investment managers, which each utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian or the investment accounting service provider and validates this price through a process that includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to the Company’s knowledge of the current investment market.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company can not reasonably estimate at September 30, 2010, the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. The remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy as of September 30, 2010, the Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $0.7 million was made to the net asset value reported by the fund manager as of September 30, 2010 (December 31, 2009—$0.7 million) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2010.

September 30, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$382,029	$667,216	$—	$1,049,245
Non-U.S. governments	—	81,878	—	81,878
Corporate securities	—	2,766,645	—	2,766,645
Municipal securities	—	226,946	—	226,946
Asset-backed securities	—	82,982	—	82,982
Residential mortgage-backed securities	—	1,112,602	—	1,112,602
Commercial mortgage-backed securities	—	348,815	—	348,815

Total fixed maturities	382,029	5,287,084	—	5,669,113
Hedge funds	—	185,031	144,845	329,876
Structured deposit	—	25,036	—	25,036
Catastrophe bonds	—	47,364	—	47,364
Derivative assets	—	3,762	—	3,762

Other investments	—	261,193	144,845	406,038

	$382,029	$5,548,277	$144,845	$6,075,151

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$126,760	$398,667	$—	$525,427
Non-U.S. governments	—	82,027	—	82,027
Corporate securities	—	1,375,999	—	1,375,999
Municipal securities	—	83,658	—	83,658
Asset-backed securities	—	102,006	—	102,006
Residential mortgage-backed securities	—	763,974	—	763,974
Commercial mortgage-backed securities	—	302,961	—	302,961

Total fixed maturities	126,760	3,109,292	—	3,236,052
Hedge funds	—	135,148	176,929	312,077
Derivative assets	—	3,224	—	3,224

Other investments	—	138,372	176,929	315,301

	$126,760	$3,247,664	$176,929	$3,551,353

The other investments above do not include equity investments of $5.2 million and $2.8 million as of September 30, 2010 and December 31, 2009, respectively, in which the Company is deemed to have significant influence and as such are accounted for under the equity method.

The following tables provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended September 30, 2010 and 2009, and nine months ended September 30, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at July 1	$149,952	$434,149
Total gains or losses (realized/unrealized)
Included in net income	(72)	23,307
Purchases, issuances and settlements	(8,757)	(70,469)
Transfers in and/or out of Level 3	3,722	—

Ending balance at September 30	$144,845	$386,987

The amount of total (losses) gains for the three months ended September 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(217)	$23,223

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at January 1	$176,929	$749,208
Total gains or losses (realized/unrealized)
Included in net income	(768)	62,178
Purchases, issuances and settlements	(6,026)	(424,399)
Transfers in and/or out of Level 3	(25,290)	—

Ending balance at September 30	$144,845	$386,987

The amount of total (losses) gains for the nine months ended September 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(913)	$55,129

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of September 30, 2010, the Company held $73.2 million (December 31, 2009—$35.0 million) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 6. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the three and nine months ended September 30, 2010. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. During the three months ended June 30, 2010, the Company considered replacing its current revolving bank loan with longer term debt. In contemplation of this plan, the Company entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility during the period, the Company elected not to replace its current revolving bank loan and the forward contracts were settled for a loss of $10.4 million.

Prior to the Amalgamation, Harbor Point used foreign exchange derivatives to hedge the economic impact of underlying non-U.S. dollar exposures. The fair values of these derivatives are based on prevailing foreign exchange rates. On October 23, 2009, Harbor Point entered into a forward contract that requires the Company to sell 2.75 million Euros for $4.1 million on April 13, 2012. As of September 30, 2010, this forward contract had a fair value of $0.4 million. The Company has elected not to designate these derivatives as hedges.

On April 23, 2009, the Company closed the derivative positions it had previously held in equity futures contracts denominated in U.S. dollars, Japanese yen and Canadian dollars, for which the primary purpose was to manage the Company’s economic exposure to changes in the fair value of hedge fund redemptions requested but not yet received. These derivative instruments were not designated as hedging instruments. These derivatives were exchange-traded and the fair value was measured based on the later of the final traded price or the mid-point of the last bid-ask spread on the measurement date.

The fair values of derivative instruments as of September 30, 2010 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$3,905	$—
Interest rate-linked derivatives	(510)	—
Foreign exchange forward contracts	367	—

Total derivatives	$3,762	$—

The fair values of derivative instruments as of December 31, 2009 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$3,224	$—

Total derivatives	$3,224	$—

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The derivative assets are included within other investments in the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended September 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2010 Amount of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$1,926	$508
Interest rate-linked derivatives	(77)	—
Foreign exchange forward contracts	(386)	—

Total derivatives	$1,463	$508

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the nine months ended September 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2010 Amount of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(1,245)	$508
Interest rate-linked derivatives	(10,950)	—
Foreign exchange forward contracts	(231)	—
Equity contracts	—	6,287

Total derivatives	$(12,426)	$6,795

The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income.

8. SENIOR NOTES

On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year (the “6.25% senior notes”). The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of issuance costs, from the sale of the 6.25% senior notes were $346.9 million and were used to repay a $200.0 million revolving bank loan outstanding under a credit facility, with the remainder to be used for general corporate purposes.

Alterra Finance is a finance subsidiary and has no independent activities, assets or operations other than in connection with the 6.25% senior notes.

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of September 30, 2010 was $90.6 million.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The fair value of the 6.25% senior notes and 7.20% senior notes was $351.4 million and $95.8 million, respectively, as of September 30, 2010, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with the senior notes was $1.9 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.

9. INCOME TAXES

Alterra and Alterra Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in jurisdictions other than Bermuda are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate.

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

The Board of Directors of the Company declared the following dividends during 2010 and 2009:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 10, 2009

During the nine months ended September 30, 2010, under the Board-approved share repurchase authorization, the Company repurchased 5,052,349 common shares at an average price of $19.48 per common share for a total amount of $98.4 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the nine months ended September 30, 2010, 2,022,574 common shares were acquired pursuant to privately negotiated stock purchase agreements. As of September 30, 2010, the remaining authorization under the Company’s previously authorized share repurchase program was $37.1 million. On November 2, 2010, the Board of Directors authorized a $200.0 million increase to the share repurchase plan.

11. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2010	2009
Basic earnings per share:
Net income	$82,837	$95,326
Weighted average common shares outstanding—basic	117,200,505	57,233,115

Basic earnings per share	$0.71	$1.67

Diluted earnings per share:
Net income	$82,837	$95,326

Weighted average common shares outstanding—basic	117,200,505	57,233,115
Conversion of warrants	492,718	787,738
Conversion of options	154,142	189,648
Conversion of employee stock purchase plan	2,301	—
Participating restricted shares	108,276	—

Weighted average common shares outstanding—diluted	117,957,942	58,210,501

Diluted earnings per share	$0.70	$1.64

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2010	2009
Basic earnings per share:
Net income	$222,665	$183,623
Weighted average common shares outstanding—basic	88,253,609	56,978,901

Basic earnings per share	$2.52	$3.22

Diluted earnings per share:
Net income	$222,665	$183,623

Weighted average common shares outstanding—basic	88,253,609	56,978,901
Conversion of warrants	515,265	570,871
Conversion of options	194,219	127,413
Conversion of employee stock purchase plan	2,330	811
Participating restricted shares	36,092	—

Weighted average common shares outstanding—diluted	89,001,515	57,677,996

Diluted earnings per share	$2.50	$3.18

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Under the runoff services agreement, the Company provides claims management services on Federal’s behalf with respect to reinsurance business of Federal produced by Chubb Re from December 7, 1998 to December 31, 2005. This agreement may be terminated at any time at the sole discretion of Federal. Except for certain direct claims costs, there is no consideration paid by Federal or Chubb Re to the Company under this agreement. As of September 30, 2010, $2.6 million is included in accounts payable and accrued expenses on the consolidated balance sheet related to the estimated remaining obligation for the run off services agreement.

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of income and comprehensive income related to these agreements:

As of September 30, 2010
(Expressed in thousands of U.S. Dollars)
Balance Sheet
Unearned property and casualty premiums	$19,859
Reinsurance balances receivable	8,846
Reinsurance recoverable	14,791
Property and casualty losses	314,351
Funds withheld from reinsurers	1,803

	Three Months Ended September 30, 2010	Period From May 12 to September 30, 2010
	(Expressed in thousands of U.S. Dollars)
Income Statement
Gross premiums written	$7,430	$3,757
Earned premiums	4,727	5,132
Net losses and loss expenses	4,312	(2,297)
Acquisition costs	1,133	1,750

Grand Central Re Limited

In May 2001, the Company made an equity investment in Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Alterra Managers. The Company owns 7.5% of the ordinary shares of Grand Central Re. Alterra Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective January 1, 2002, amending the quota share arrangement with Grand Central Re that commenced January 1, 2001. The 2002 quota share reinsurance agreement with Grand Central Re requires each of Alterra Bermuda and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a quota share basis. Alterra Bermuda has not ceded any new business to Grand Central Re since 2003.

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	As of September 30, 2010	As of December 31, 2009
	(Expressed in thousands of U.S. Dollars)
Balance Sheet
Losses and benefits recoverable from reinsurers	$49,344	$101,438
Deposit liabilities	12,976	15,429
Funds withheld from reinsurers	89,579	109,626
Reinsurance balance payable	(276)	26,385

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Expressed in thousands of U.S. Dollars)
Income Statement
Reinsurance premiums ceded	$1,573	$(407)	$659	$(1,198)
Earned premiums ceded	1,573	(407)	659	(1,198)
Other income	25	200	75	600
Net losses and loss expenses	1,931	—	2,273	383
Claims and policy benefits	(465)	(316)	(1,433)	(3,008)
Interest expense (benefit)	2,561	3,202	7,858	2,265

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

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”). In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a wholly-owned subsidiary of Bay Point. This quota share reinsurance agreement expired on December 31, 2007. As of September 30, 2010, $2.5 million was included in reinsurance balances receivable and $8.2 million in reinsurance losses recoverable related to this agreement.

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of Alterra’s directors until November 2, 2009, served as the investment advisor for Alterra Diversified from April 1, 2004 until January 31, 2009. For the nine months ended September 30, 2009, Alstra received investment advisor fees of $0.7 million. During the nine months ended September 30, 2009, the Company terminated its investment advisor agreement with Alstra, resulting in a termination fee of $2.0 million.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of Alterra’s significant shareholders, received aggregate management and incentive fees of $0.4 million and $1.9 million, respectively, in respect of Alterra Diversified’s assets invested in an underlying fund managed by Moore Capital for the nine months ended September 30, 2010 and 2009, respectively.

Investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains (losses) on investments in the consolidated statements of income and comprehensive income.

The Company believes that the terms of its related party transactions are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

13. COMMITMENTS AND CONTINGENCIES

Credit Facilities

On June 12, 2007, Harbor Point entered into an $850.0 million five-year senior credit facility (the “$850.0 million Credit Facility”) with Bank of America and various other financial institutions. The $850.0 million Credit Facility allows Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA Holdings to issue secured letters of credit up to the full amount of the facility and to borrow up to $250.0 million on an unsecured basis for general corporate purposes. In addition, there is a $50.0 million sublimit for the issuance of secured letters of credit for Alterra Holdings investment affiliates. An increase in the credit facility of up to $150.0 million may be requested, subject to there being sufficient participation by the syndicate of participating banks.

On August 7, 2007, Alterra Bermuda entered into a $450.0 million five-year senior credit facility (the “$450.0 million Credit Facility”) with Bank of America and various other financial institutions. The $450.0 million Credit Facility provides for letters of credit to be issued for the account of Alterra Bermuda and certain of its insurance subsidiaries and a $150.0 million five-year unsecured senior credit facility for letters of credit to be issued for the account of Alterra Bermuda and certain of its insurance subsidiaries and loans to Alterra Bermuda and Alterra. Subject to certain conditions and at the request of Alterra Bermuda, the aggregate commitments of the lenders under the $450.0 million Credit Facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the $450.0 million Credit Facility.

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

In July 2009, Alterra Bermuda entered into a GBP 20.0 million letter of credit facility with Citibank N.A. to issue secured letters of credit in support of the operations of Alterra Re UK.

In December 2009, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 16, 2010.

On September 30, 2010 the Company fully repaid an outstanding loan for $200.0 million under the $850.0 million Credit Facility. This loan bore interest at LIBOR plus 2.40%, with the effective rate being 2.66% at the time it was repaid. Interest expense in connection with this loan for the three and nine months ended September 30, 2010 was $1.4 million and $2.1 million, respectively.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of September 30, 2010 and December 31, 2009:

	Credit Facilities (expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)
	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
September 30, 2010	$1,525,000	GBP110,000

December 31, 2009	$675,000	GBP90,000

Letters of credit issued and outstanding as of:
September 30, 2010	$900,527	GBP80,089

December 31, 2009	$461,255	GBP63,614

Cash and fixed maturities at fair value pledged as collateral as of:
September 30, 2010	$1,123,909	GBP25,476

December 31, 2009	$563,334	GBP3,623

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of November 5, 2010.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

In conjunction with the Amalgamation, some of the warrant agreements were modified. The warrants held by founding shareholders of Max were modified to include an anti-dilution provision which, in the event of certain specified events including payment of cash dividends, provides the holder of the warrant the option to have the exercise price and number of warrants adjusted such that the holder of the warrants is in the same economic position as if the warrant had been exercised immediately prior to such event, or receive the cash dividend upon exercise of the warrant. Similarly, the warrants held by employees of Max were modified to include a provision that provides for the payment of accumulated cash dividends upon exercise of the warrants.

On May 12, 2010, the Company issued 8,911,449 replacement warrants in connection with the Amalgamation. The warrants were originally issued by Harbor Point to founding shareholders and employees in connection with the purchase of shares at the time of the formation of Harbor Point. The warrants held by founding shareholders of Harbor Point are subject to anti-dilution provisions consistent with those described above. The warrant expiration dates range from December 15, 2015 to May 15, 2016.

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2009	2,296,470	2,296,470	$15.67	$5.60	$15.00-$18.00
Warrants exercised	(1,564,173)		$15.50	$5.56	$15.00-$18.00
Replacement warrants issued upon consummation of the Amalgamation	8,911,449		$22.67	$7.03	$22.54-$26.48
Additional warrants issued as a result of dividends declared	1,331,328		$19.46	$6.99	$13.96-$22.44

Balance, September 30, 2010	10,975,074	10,975,074	$19.47	$6.94	$13.96-$26.48

On May 3, 2010, May 21, 2010, and August 3, 2010 the Company declared dividends of $0.10, $2.50 and $0.12 per share, respectively. These dividends resulted in a reduction in the weighted average exercise price of $2.69 and an increase in the number of warrants outstanding of 1,331,328. A deferred dividend liability of $2.8 million is included in accounts payable and accrued expenses in the consolidated balance sheets for employee warrant holders and those founding shareholder warrant holders who chose the deferred cash option for dividends declared rather than the anti-dilution adjustment.

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the nine months ended September 30, 2010 were exercised pursuant to the cashless exercise provision, which resulted in 545,074 shares being issued for the exercise of 1,564,173 warrants.

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

On May 12, 2010, the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan. The fair value of these replacement awards was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below. There were no other options granted during the nine months ended September 30, 2010.

	2010	2009
Option valuation assumptions:
Expected remaining option life	3.9 years	7.0 years
Expected dividend yield	2.27%	2.32%
Expected volatility	37.70%	34.30%
Risk-free interest rate	1.84%	2.99%
Forfeiture rate	0.00%	0.00%

The Company recognized $0.4 million and $0.2 million of stock-based compensation expense related to stock option awards for the three months ended September 30, 2010 and 2009, respectively. The Company recognized $5.2 million and $0.5 million of stock-based compensation expense related to stock option awards for the nine months ended September 30, 2010 and 2009, respectively. Of these amounts, $4.5 million for the nine months ended September 30, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the three and nine months ended September 30, 2010 and the expense for the three and nine months ended September 30, 2009 was recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of September 30, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $1.0 million, which is expected to be recognized over a weighted average period of 0.8 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $1.0 million.

A summary of the 2000 Plan related activity follows:

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2009	1,625,805	1,324,138	$22.58	$6.13	$10.95 -36.26
Options exercised	(121,702)		$12.17	$4.70	$9.00 -18.53
Options forfeited	(33,895)		$25.05	$6.81	$12.48 -26.70

Balance, September 30, 2010	1,470,208	1,170,208	$20.72	$6.24	$8.45-33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2009	3,396,927	108,333	54,167	$18.25	$6.01	$18.25
Restricted stock issued	(1,225,622)	—
Restricted stock forfeited	7,555	—
Restricted stock units granted	(201,618)	—
Restricted stock units forfeited	3,630

Balance, September 30, 2010	1,980,872	108,333	54,167	$15.75	$6.01	$15.75

A summary of the 2006 Plan related activity follows, from the consummation of the Amalgamation:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, May 12, 2010	1,722,622	2,186,986	1,686,489	$26.64	$5.20	$26.48-30.82
Option cancellation	2,266	(2,266)		$27.82	$5.26	$26.48-29.15
Restricted stock issued	(303,371)	—
Restricted stock forfeited	113

Balance, September 30, 2010	1,421,630	2,184,720	1,710,133	$26.64	$5.20	$26.48-30.82

As a result of the special dividend declared by the Company on May 21, 2010 of $2.50 per share, the exercise prices of options issued under the 2008 Plan and 2000 Plan were reduced effective June 16, 2010 by $2.50 per option in accordance with the terms of the respective option agreements.

Restricted Stock Awards

Restricted stock and restricted stock units (“RSUs”) issued under the Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. At the time of grant, the fair value of the shares and RSUs awarded is recorded as unearned stock grant compensation. The unearned compensation is charged to income over the vesting period. Generally, restricted stock awards vest between three and five years after the date of grant.

In accordance with the accelerated vesting provisions in the event of a change in control, 1,339,982 restricted stock awards vested in May 2010 following the Amalgamation. Total compensation cost recognized for restricted stock awards was $5.9 million and $5.2 million for the three months ended September 30, 2010 and 2009, respectively, and was $31.3 million and $15.4 million for the nine months ended September 30, 2010 and 2009, respectively. Of these amounts, $14.4 million for the nine months ended September 30, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the three and nine months

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

ended September 30, 2010 and the expense for the three and nine months ended September 30, 2009 was recorded in general and administrative expenses.

In conjunction with the Amalgamation, the Company issued 1,624,567 replacement restricted stock awards. The replacement awards were issued at a fair value of $22.98 per share.

A summary of the Company’s unvested restricted stock awards as of December 31, 2009 and changes during the nine months ended September 30, 2010 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2009	2,226,811	$23.49	406,514	$23.75
Awards Granted	1,528,993	$22.05	201,618	$22.83
Replacement awards issued upon consummation of the Amalgamation	1,624,567	$22.98	—	—
Awards Vested	(1,981,577)	$23.60	(406,514)	$23.75
Awards Forfeited(1)	(9,796)	$23.31	(3,630)	$23.97

Balance, September 30 2010	3,388,998	$22.53	197,988	$22.81

(1)	Includes 2,128 shares forfeited from the 2000 Plan that do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive subscription periods (“Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 and our financial condition as of September 30, 2010. We completed the Amalgamation of Alterra Holdings and Harbor Point on May 12, 2010 and the results of operations of Alterra Holdings (as the amalgamated entity) have been included in our consolidated results only from that date. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and you should not place undue reliance on any such statements. These factors include, but are not limited to, the following:

•	the adequacy of loss reserves and the need to adjust such reserves as claims develop over time;

•	the failure of any of the loss limitation methods employed;

•	the effects of emerging claims and coverage issues;

•	changes in general economic conditions, including changes in capital and credit markets;

•	the effect of competition and cyclical trends, including with respect to demand and pricing in the insurance and reinsurance markets;

•	any lowering or loss of financial ratings;

•	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding expectations;

•	the loss of business provided by our major brokers;

•	the effect on our investment portfolio of changing financial market conditions, including inflation, interest rates, liquidity and other factors;

•	tax and regulatory changes and conditions;

•	the integration of Harbor Point or new business ventures we may enter into; and

•	retention of key personnel, as well as our response to any of the aforementioned factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in our most recent reports on Form 10-K and Form 10-Q and other documents on file with the Securities and Exchange Commission. Any forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Overview

We are a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers.

We have $3,036.5 million in consolidated shareholders’ equity as of September 30, 2010. We conduct our Bermuda insurance and reinsurance operations through Alterra Bermuda. We conduct our non-Lloyd’s European operations through Alterra Re Europe and Alterra Insurance Europe. In addition, Alterra Bermuda operates a branch, Alterra Re UK, in the United Kingdom. We conduct our U.S. reinsurance operations through Alterra Re USA and our U.S. specialty insurance operations through Alterra E&S and Alterra America. Our United Kingdom Lloyd’s operations are conducted through Alterra at Lloyd’s. We provide reinsurance to clients in Latin America through Alterra at Lloyd’s operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status, and through Alterra Re Europe using a representative office in Bogota, Colombia. We hold the majority of our hedge fund portfolio in Alterra Diversified. We house certain personnel and assets within our global service companies incorporated in Ireland, Bermuda, the United Kingdom and the United States, which we believe improves the efficiency of certain corporate services across the group.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. The integration of the Alterra at Lloyd’s operations into this framework is in its final stages of completion and the integration of the former Harbor Point companies is in progress. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolio is designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of September 30, 2010, the allocation of invested assets was 94.8% in cash and fixed maturities and 5.2% in other investments, principally hedge funds.

Key Performance Indicators

Our objective as a specialty insurance and reinsurance company is to meet all obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. In an effort to achieve our objective, we assess the potential losses associated with the risks that we insure and reinsure, diversify our risk exposure by product class and by geographic location, manage our investment portfolio risk appropriately and control costs throughout our organization. The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objectives are growth in book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.

The table below shows the key performance indicators as of September 30, 2010, June 30, 2010 and December 31, 2009 and for the quarters and nine months ended September 30, 2010 and 2009:

	As of September 30, 2010	As of June 30, 2010	As of December 31, 2009
Book value per share (1)	$26.20	$24.67	$28.01
Diluted book value per share (1)	$25.88	$24.55	$27.36

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in millions of U.S. Dollars)
Net operating income (2)	$76.0	$53.7	$175.5	$148.4
Combined ratio (3)	86.0%	90.9%	86.1%	90.5%
Annualized return on average shareholders’ equity (4)	11.1%	26.2%	12.9%	18.2%
Annualized net operating return on average shareholders’ equity (2) (4)	10.2%	14.8%	10.2%	14.7%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.
(4)	Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the shareholders’ equity balances at the beginning and end of the quarterly period, and the average of the quarterly average shareholders’ equity balance for the nine month period).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the quarter ended September 30, 2010, our book value per share on a basic and diluted basis increased by 6.2% and 5.4%, respectively. The increase in book value per share was driven by a combination of operating results and unrealized gains on our investment portfolio, plus a contribution from the repurchase of our shares at a discount to book value per share. The decrease in book value per share from December 31, 2009 to June 30, 2010 and September 30, 2010 was principally due to the special dividend of $2.50 per share paid to shareholders in the second quarter of 2010.

The quarter ended September 30, 2010 was the first full quarter in which the results of operations of the former Harbor Point companies were included in our consolidated results of operations. This contributed to an increase in net operating income for the quarter and nine months ended September 30, 2010 as the results of operations of Harbor Point are included in our consolidated results of operations for the period from May 12, 2010 and are not reflected in our financial results for the prior year period. This also had a favorable impact on our combined ratio for the quarter and nine months ended September 30, 2010 as the Harbor Point portfolio of contracts had a larger proportion of property catastrophe-exposed contracts and there were few significant property catastrophe losses during the period from May 12, 2010 to September 30, 2010.

Our combined ratio decreased in the quarter and nine months ended September 30, 2010 primarily as a result of the addition of the Harbor Point portfolio of contracts to our business mix. Losses incurred from the New Zealand earthquake during the quarter, and losses related to the Deepwater Horizon oil spill, Chilean earthquake, European windstorm Xynthia, and Australian hailstorms in the first six months of the year, were well within our risk tolerances. The property catastrophe and significant per-risk losses experienced during the nine months ended September 30, 2010 represented less than 1.3% of our shareholders’ equity as of September 30, 2010. Given the multi-billion dollar estimated industry losses from these combined events, we believe this demonstrates the effectiveness of our conservative underwriting strategy and our product line and geographic diversification.

We continued to actively manage our capital during the quarter, maintaining our program of share repurchases. We spent $54.1 million repurchasing 2.8 million shares during the quarter at an average price of $19.00, a 22.6% discount to our June 30, 2010 diluted book value per share. As long as the market price of our shares trades below book value per share, we expect to continue to consider share repurchases as an effective tool for increasing book value per share for our shareholders.

We also took advantage of favorable market conditions in the current quarter to issue $350.0 million of long-term debt at an attractive fixed rate of interest of 6.25%, replacing our $200.0 million revolving short-term borrowing. Over the long-term, we believe this will be accretive to our return on shareholders’ equity by lowering our weighted average cost of capital and providing us greater capital flexibility.

We target a long-term annualized net operating return on average shareholders’ equity of 13-15% over the cycle. During the quarter and nine months ended September 30, 2010, our annualized net operating return on average shareholders’ equity decreased compared to the prior year periods primarily due to lower returns on our investments, in particular in our hedge fund portfolio. In addition, the Amalgamation resulted in a substantial increase in shareholders’ equity, which had the effect of decreasing our annualized net operating return on average shareholders’ equity.

During the quarter and nine months ended September 30, 2010, our annualized return on average shareholders’ equity decreased compared to the prior year periods principally due to the 2009 periods including non-recurring income of $41.4 million, net of expenses, related to the termination of an amalgamation agreement with IPC Holdings, Ltd.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We are currently in a period of excess underwriting capacity. As a result, we have decreased our premium volumes in most of our lines of business (after adjusting for the Harbor Point premiums that are included in 2010’s results of operations but are not included in 2009’s results of operations). In addition, we are operating in a low interest rate environment, which has decreased our investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity.

Within our life and annuity reinsurance segment, we have not been able to identify many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we do not expect to write any new life and annuity reinsurance contracts in the foreseeable future.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the nine months ended September 30, 2010. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations – For the quarter and nine months ended September 30, 2010 and 2009

The following is a discussion and analysis of our consolidated results of operations for the quarter and nine months ended September 30, 2010 and 2009, which are summarized below:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$325.2	$265.9	22.3%	$1,095.3	$1,096.7	(0.1)%
Reinsurance premiums ceded	(60.6)	(83.3)	(27.3)%	(293.5)	(377.4)	(22.2)%

Net premiums written	$264.6	$182.6	44.9%	$801.8	$719.3	11.5%

Net premiums earned	$342.4	$208.0	64.6%	$829.9	$627.1	32.3%
Net investment income	59.7	42.8	39.5%	161.4	125.1	29.0%
Net realized and unrealized gains (losses) on investments	15.4	24.5	(37.1)%	7.1	64.4	(89.0)%
Net impairment losses recognized in earnings	(0.2)	(0.1)	100.0%	(0.9)	(2.2)	(59.1)%
Other income	1.4	0.8	75.0%	1.9	3.1	(38.7)%

Total revenues	418.7	276.0	51.7%	999.4	817.5	22.3%

Net losses and loss expenses	191.0	131.8	44.9%	475.8	378.7	25.6%
Claims and policy benefits	15.1	14.4	4.9%	46.7	84.1	(44.5)%
Acquisition costs	60.9	28.0	117.5%	133.9	73.7	81.7%
Interest expense	7.5	6.0	25.0%	20.4	14.7	38.8%
Net foreign exchange gains (losses)	3.3	0.4	n/a %	0.3	(6.5)	n/a %
Merger and acquisition expenses	0.5	(41.4)	n/a %	(49.3)	(31.3)	57.5%
General and administrative expenses	56.7	40.3	40.7%	143.7	115.5	24.4%

Total losses and expenses	335.0	179.5	86.6%	771.5	628.9	22.7%

Income before taxes	83.7	96.5	(13.3)%	227.9	188.6	20.8%

Income tax expense	0.9	1.2	(25.0)%	5.2	5.0	4.0%

Net income	$82.8	$95.3	(13.1)%	$222.7	$183.6	21.3%

Loss ratio (a)	56.0%	63.4%		57.5%	64.7%
Acquisition cost ratio (b)	17.8%	13.4%		16.1%	12.4%
General and administrative expense ratio (c)	12.2%	14.1%		12.5%	13.4%
Combined ratio (d)	86.0%	90.9%		86.1%	90.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.

Premiums. Gross premiums written for the quarter ended September 30, 2010 increased by 22.3% compared to the prior year period and gross premiums written for the nine months ended September 30, 2010 decreased by 0.1% compared to the prior year period. Both periods were impacted by the additional premiums written as a result of the Amalgamation. The percentage increases do not necessarily represent new business growth, since our 2009 results of operations did not include the results of operations of Harbor Point. A discussion of pro forma reinsurance segment results including Harbor Point in the 2009 comparative figures is in the section entitled Reinsurance Segment on a pro forma basis. Gross premiums written in our U.S. specialty and Alterra at Lloyd’s segments increased as a result of the expansion of our product offerings and the addition of new underwriting teams. These increases were offset by decreases in the level of premiums written in our insurance and reinsurance (excluding Harbor Point) segments. The lower premium volume in these segments reflected expected reductions across several lines of business due to competitive market conditions, resulting in reduced writings because pricing did not meet our risk/return thresholds.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2010 was 18.6% and 26.8%, respectively, compared to 31.3% and 34.4%, respectively, in the prior year periods. The decrease in the percentage of reinsurance premiums ceded in the quarter ended September 30, 2010 compared to the prior year period was principally due to the inclusion of Harbor Point business from May 12, 2010 at a lower ratio of ceded to written premiums, and the cancellation of a significant property quota share treaty in our U.S. specialty segment. The cancellation of the property quota share treaty in our U.S. specialty segment resulted in the refund of reinsurance premiums ceded of $20.6 million in the second quarter of 2010.

The amount of net premiums earned is a product of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the quarter and nine months ended September 30, 2010 compared to the prior year periods was principally due to the incremental earnings of the Harbor Point portfolio of contracts written before the Amalgamation, which are included in the 2010 periods but have no equivalent in the comparable 2009 periods.

Net investment income. Net investment income for the quarter and nine months ended September 30, 2010 increased by 39.5% and 29.0%, respectively, compared to the prior year periods. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, and additional investment income generated by reinvesting cash into fixed maturity securities. Our average annualized investment yield was 3.23% and 3.53% for the quarters ended September 30, 2010 and 2009, respectively, and 3.44% and 3.59% for the nine months ended September 30, 2010 and 2009, respectively. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested the cash generated by operations, or the cash generated from maturing investments, into our fixed maturity portfolio, the yield on our portfolio has decreased. To date, this reduction has been partially offset by our allocation of more cash into fixed maturities, which has moderated the decrease in yield compared to prior periods. However, due to the continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments have decreased for the quarter and nine months ended September 30, 2010 compared to the prior year periods. The principal components of the decrease were hedge funds and derivatives. Investment gains from hedge funds decreased by $18.3 million and $53.3 million for the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. For the quarter and nine months ended September 30, 2010, the decrease in hedge fund income was partially offset by higher realized gains on sales of fixed maturity investments. Also contributing to the decrease for the nine months ended September 30, 2010 was a $10.4 million loss on an interest rate forward transaction in the second quarter of 2010 in contemplation of a possible long term debt issuance.

Net losses and loss expense, and claims and policy benefits. The loss ratio decreased by 7.4 and 7.2 percentage points for the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2010 of $36.4 million and $77.6 million, respectively, compared to $15.2 million and $47.5 million in the prior year periods;

•

The net favorable loss development in the quarter ended September 30, 2010 was principally the result of net favorable development in our workers compensation, property, and general casualty lines of business, partially offset by net unfavorable development on marine & energy, compared to net favorable development on property and professional liability lines partially offset by net unfavorable development on marine & energy lines in the same quarter of 2009. Net favorable loss development in the nine months ended September 30, 2010 was principally the result of net favorable development in our workers compensation, property and general casualty lines of business, partially offset by net unfavorable development on marine & energy lines, compared to net favorable development on professional liability, property and general casualty lines offset by net unfavorable development on marine & energy lines in the same period of 2009;

•

Excluding the net favorable loss development, the loss ratio was 66.6% and 66.9% for the quarter and nine months ended September 30, 2010, respectively, compared to 70.7% and 72.8% for the prior year periods. The decrease in the loss ratio for the quarter and nine months ended September 30, 2010 compared to the prior year periods was principally due to the inclusion of net premiums earned from Harbor Point since May 12, 2010 at a significantly lower loss ratio, which reduced the average loss ratio despite the increase in property catastrophe losses discussed below. The current year loss ratio on the net premiums earned related to the Harbor Point portfolio of contracts did not include any significant property catastrophe losses other than from the New Zealand earthquake as most of the current year’s property catastrophe loss events occurred prior to the Amalgamation; and

•

For the quarter and nine months ended September 30, 2010, our results included net losses of $14.1 million and $44.0 million, respectively, related to significant property catastrophe events and significant per-risk losses. For the quarter and nine months ended September 30, 2009, our results included net losses of $nil and $3.4 million, respectively, for such events.

Claims and policy benefits have decreased compared to the prior nine month period as a result of no new life and annuity reinsurance contracts being written in 2010. In the nine months ended September 30, 2009, we wrote one new contract for which we recorded claims and policy benefits of $41.1 million. In our life and annuity reinsurance segment, we have not recently seen many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we have determined not to write any new life and annuity reinsurance contracts in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the quarter and nine months ended September 30, 2010 increased by 4.4 and 3.7 percentage points, respectively, compared to the prior year periods. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned changes our acquisition cost ratio from quarter to quarter. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from Harbor Point. The Harbor Point portfolio of contracts contains a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts. Also contributing to the increase in the ratio for 2010 was the decrease in the level of reinsurance purchased across all of our segments, but in particular our U.S. specialty segment. As we have retained more business in our segments, we have received less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

Interest expense. Interest expense reflects interest on funds withheld from reinsurers, and interest on our senior notes and bank loan outstanding. Interest expense for the quarter and nine months ended September 30, 2010 increased by $1.5 million and $5.7 million, respectively, compared to the prior year periods, principally due to an increase in funds withheld interest for one of our largest reinsurers and an increase in bank loans outstanding.

Merger and acquisition expenses. Merger and acquisition expenses for the nine months ended September 30, 2010 comprised advisory, legal and other professional fees, the acceleration of stock based compensation expense and other merger related expenses. These expenses were offset by the negative goodwill gain of $95.8 million recognized from the Amalgamation. Merger and acquisition expenses in 2009 comprised advisory, legal and other professional fees related to the proposed transaction with IPC Holdings Limited and IPC Limited, which was terminated in June 2009, offset by a $50.0 million termination fee received.

General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2010 increased by $16.4 million and $28.2 million, respectively, compared to the prior year periods. The increase was principally related to increased expenses as a result of the Amalgamation. However, the corresponding increase in net earned premiums as a result of the Amalgamation resulted in a relative decrease in our general and administrative expense ratios for the quarter and nine months ended September 30, 2010 compared to the prior year periods.

Segmental Results of Operations – For the quarter and nine months ended September 30, 2010 and 2009

We monitor the performance of our underwriting operations in five segments:

•

Insurance—This segment offers property and casualty excess of loss capacity from our Bermuda and Dublin offices primarily to Fortune 1000 companies. Principal lines of business include professional lines, excess liability, aviation and property.

•

Reinsurance—This segment offers property and casualty quota share and excess of loss capacity from our Bermuda, Bogota, Dublin, London and United States offices to insurance companies worldwide. The underwriting activities of the former Harbor Point companies, specifically Alterra Re, Alterra Re USA and Alterra Re UK, are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, medical malpractice, professional liability, property, whole account and workers’ compensation.

•

U.S. specialty—This segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium sized companies. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property.

•

Alterra at Lloyd’s—This segment offers property and casualty quota share and excess of loss insurance and reinsurance from our London and Copenhagen offices, primarily to medium- to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability and property.

•

Life and annuity reinsurance—This segment operates from our Bermuda office and offers reinsurance products focusing on existing blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. We have determined not to write any new life and annuity contracts in the foreseeable future.

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

Net investment income and net realized and unrealized gains on investments are discussed within the investing activities section of this report and not within the segment sections of this report. See “Investing Activities.”

Insurance Segment

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$70.3	$81.1	(13.3)%	$269.0	$302.7	(11.1)%
Reinsurance premiums ceded	(34.1)	(41.9)	(18.6)%	(118.9)	(146.1)	(18.6)%

Net premiums written	$36.2	$39.2	(7.7)%	$150.1	$156.6	(4.2)%

Net premiums earned	$55.7	$49.1	13.4%	$161.7	$150.0	7.8%
Net losses and loss expenses	23.8	31.7	(24.9)%	97.0	106.0	(8.5)%
Acquisition costs	1.3	0.4	225.0%	1.8	(1.5)	n/a %
General and administrative expenses	6.4	7.3	(12.3)%	18.8	17.8	5.6%

Loss ratio (a)	42.7%	64.6%		60.0%	70.7%
Acquisition cost ratio (b)	2.3%	0.8%		1.1%	(1.0)%
General and administrative (c) expense ratio	11.5%	14.8%		11.6%	11.9%
Combined ratio (d)	56.5%	80.2%		72.7%	81.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended September 30, 2010	% of Premium Written	Quarter Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2010	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$8.2	11.7%	$13.5	16.6%	$17.2	6.4%	$30.3	10.0%
Excess liability	14.4	20.5%	19.1	23.6%	71.2	26.5%	87.1	28.8%
Professional liability	36.7	52.2%	39.1	48.2%	129.5	48.1%	134.8	44.5%
Property	11.0	15.6%	9.4	11.6%	51.1	19.0%	50.5	16.7%

	$70.3	100.0%	$81.1	100.0%	$269.0	100.0%	$302.7	100.0%

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2010 decreased by 13.3% and 11.1%, respectively, compared to the prior year periods. Significant factors affecting gross premiums written were:

•

A decrease in gross premiums written in the aviation line for the quarter and nine months ended September 30, 2010. This decrease was offset by a similar increase in aviation business written in our Alterra at Lloyd’s segment as many of the policies previously written in our insurance segment were renewed by Alterra at Lloyd’s;

•

A decrease in gross premiums written in our excess liability line for the quarter and nine months ended September 30, 2010 due to fewer attractive opportunities. We continue to see a competitive pricing environment across the segment. Our objective is to continue to be selective in our renewals and new business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2010 was 48.5% and 44.2%, respectively, as compared to 51.7% and 48.3%, respectively, in the prior year periods. The amount of reinsurance that we purchase can vary significantly by line of business. The decrease in the percentage of reinsurance premiums ceded for the quarter and nine months ended September 30, 2010 was principally due to changes in the mix of business.

The amount of net premiums earned is a product of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter and nine months ended September 30, 2010 decreased by 21.9 and 10.7 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2010 of $17.9 million and $32.8 million, respectively, compared to $11.0 million and $26.4 million in the prior year periods;

•

Net favorable loss development in the quarter ended September 30, 2010 was principally in the following lines of business and accident years: professional liability (2005) and excess liability (2004). Net favorable loss development in the nine months ended September 30, 2010 was principally in the following lines of business and accident years: professional liability (2005-2006), property (2008), and aviation (2009). We recognized net favorable development in the prior year periods principally in the following lines of business and accident years: professional liability (2004-2005), aviation (2008), and excess liability (2003-2004);

•

Excluding the net favorable loss development, the loss ratio was 74.9% and 80.3% for the quarter and nine months ended September 30, 2010, respectively, compared to 87.0% and 88.3% for the prior year periods. The decrease in the loss ratio for the quarter and nine months ended September 30, 2010 compared to the prior year periods was principally due to better current year loss experience in our aviation line of business; and

•

For the nine months ended September 30, 2010, our results included net losses of $1.6 million, related to significant property catastrophe events and significant per-risk losses, with no significant such losses occurring in the third quarter. Net losses for the nine months ended September 30, 2010 included losses related to the Chile earthquake. During the quarter and nine months ended September 30, 2009, we incurred no significant property catastrophe losses.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs fluctuate moderately based on shifts in business mix quarter over quarter.

General and administrative expenses. The decrease in general and administrative expenses for the quarter ended September 30, 2010 compared to the prior year period was principally due to reduced incentive based compensation. The recognition of accelerated stock-based compensation expense triggered by the Amalgamation in the second quarter of 2010 reduced the amount of stock-based compensation in the quarter ended September 30, 2010. The expenses for the nine months ended September 30, 2010 included an increase in costs related to information technology compared to the prior year periods; however, overall the increase in our net premiums earned resulted in relatively little change in our general and administrative expense ratio.

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

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$124.0	$94.1	31.8%	$398.4	$422.3	(5.7)%
Reinsurance premiums ceded	(2.5)	(11.1)	(77.5)%	(61.2)	(80.6)	(24.1)%

Net premiums written	$121.5	$83.0	46.4%	$337.2	$341.7	(1.3)%

Net premiums earned	$198.0	$103.1	92.0%	$433.4	$290.3	49.3%
Net losses and loss expenses	117.7	68.7	71.3%	250.2	192.8	29.8%
Acquisition costs	45.1	20.3	122.2%	92.7	53.5	73.3%
General and administrative expenses	17.6	8.9	97.8%	41.3	23.6	75.0%
Loss ratio (a)	59.4%	66.7%		57.7%	66.4%
Acquisition cost ratio (b)	22.8%	19.7%		21.4%	18.4%
General and administrative expense ratio (c)	8.9%	8.5%		9.6%	8.2%
Combined ratio (d)	91.1%	94.9%		88.7%	93.0%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended September 30, 2010	% of Premium written	Quarter Ended September 30, 2009	% of Premium written	Nine Months Ended September 30, 2010	% of Premium written	Nine Months Ended September 30, 2009	% of Premium written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$(2.7)	(2.2)%	$(0.1)	(0.1)%	$30.6	7.7%	$87.4	20.7%
Auto	10.2	8.3%	—	—%	10.3	2.6%	—	—%
Aviation	15.3	12.3%	10.5	11.2%	28.7	7.2%	25.3	6.0%
Credit/surety	2.6	2.1%	—	—%	1.1	0.3%	—	—%
General casualty	18.5	14.9%	7.3	7.8%	30.7	7.7%	23.4	5.5%
Marine & energy	8.8	7.1%	6.0	6.4%	17.9	4.5%	14.7	3.5%
Medical malpractice	(3.1)	(2.5)%	2.6	2.8%	31.8	8.0%	56.4	13.4%
Other	1.2	1.0%	—	—%	2.3	0.5%	2.3	0.5%
Professional liability	38.0	30.6%	21.0	22.3%	81.9	20.6%	45.9	10.9%
Property	34.9	28.1%	13.5	14.3%	141.9	35.6%	89.4	21.2%
Whole account	(0.2)	(0.2)%	2.5	2.6%	4.7	1.2%	8.5	2.0%
Workers’ compensation	0.5	0.5%	30.8	32.7%	16.5	4.1%	69.0	16.3%

	$124.0	100.0%	$94.1	100.0%	$398.4	100.0%	$422.3	100.0%

Premiums. Gross premiums written for the quarter ended September 30, 2010 increased by 31.8% compared to the prior year period and gross premiums written for the nine months ended September 30, 2010 decreased by 5.7% compared to the prior year period. Significant factors affecting gross premiums written were:

For the quarter ended September 30, 2010:

•

Gross premiums written increased in the auto, aviation, general casualty, professional liability and property lines of business principally due to the inclusion of premiums written by the former Harbor Point companies;

•

Gross premiums written from our new Latin American operations were $18.7 million, with $12.6 million included within our property line of business and the remainder spread among our credit/surety, marine & energy and other lines of business; and

•

Workers’ compensation premiums decreased principally due to a downwards net premium adjustment of $9.5 million on a prior year contract triggered by a similar downwards revision to losses on the contract, as well as the non-renewal of a contract written in the prior year period, resulting in a decrease of $21.5 million.

For the nine months ended September 30, 2010:

•

Gross premiums written increased in the auto, aviation, general casualty, professional liability and property lines of business principally due to the inclusion of premiums written by the former Harbor Point companies from May 12, 2010;

•	Gross premiums written decreased in our agriculture line of business principally due to the non-renewal of a contract as a result of a client merger in 2010;

•	Medical malpractice premiums decreased principally due to reduction in line sizes, increase in client retentions and reduced estimates of assumed premiums on some quota share contracts;

•

Gross premiums written from our new Latin American operations were $20.7 million, with $14.0 million included within our property line of business and the remainder spread among our credit/surety, marine & energy and other lines of business;

•

Workers’ compensation premiums decreased principally due to a downwards net premium adjustment of $9.5 million on a prior year contract triggered by a similar downwards revision to losses on the contract, as well as the non-renewal of a significant contract written in the prior year, resulting in a decrease of $45.7 million; and

•

Across our lines of business, we continued to experience a competitive price environment. As a result, we have been selective in our renewals, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2010 was 2.0% and 15.4%, respectively, compared to 11.8% and 19.1%, respectively, in the prior year periods. The decrease in the percentage of reinsurance premiums ceded in the quarter and nine months ended September 30, 2010 compared to the prior year period was principally due to the inclusion of Harbor Point business from May 12, 2010 at a lower ratio of reinsurance premiums ceded to gross premiums written.

The amount of net premiums earned is a product of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the quarter and nine months ended September 30, 2010 compared to the prior year periods was principally due to the incremental earnings of the Harbor Point portfolio of contracts written before the Amalgamation, which are included in the 2010 periods but have no equivalent in the comparable 2009 periods.

Net losses and loss expenses. The loss ratio decreased by 7.3 and 8.7 percentage points for the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2010 was $14.1 million and $34.9 million, respectively, compared to $3.3 million and $20.1 million in the prior year periods. Included in the net favorable development for the quarter and nine months ended September 30, 2010 was an $8.9 million reduction to net loss reserves on a significant prior year workers’ compensation contract for which there was an offsetting reduction to net premiums earned of $9.5 million. As a result, the net favorable loss development on this workers’ compensation contract had a modest negative impact on net income;

•

Net favorable loss development in the quarter ended September 30, 2010 was principally in the following lines of business and accident years: workers compensation (2001-2005), general casualty (2004-2006), and property (2009), partially offset by net unfavorable development on our professional liability (2008) and marine & energy (2005-2008) lines of business. Net favorable loss development in the nine months ended September 30, 2010 was principally in the following lines of business and accident years: workers compensation (2001-2005), property (2008-2009), and general casualty (2005-2006), partially offset by net unfavorable development on our professional liability (2008-2009), aviation (2007) and marine & energy (2008-2009) lines of business. We recognized net favorable development in the prior year periods principally in the following lines of business and accident years: property (2007-2008), professional liability (2005-2006), and general casualty (2003-2004), partially offset by net unfavorable development recognized on our marine & energy (2007-2008) line of business;

•

Excluding the net favorable loss development (and after adding back the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above), the loss ratio was 63.5% and 64.4% for the quarter and nine months ended September 30, 2010, respectively, and 69.8% and 73.3% for the prior year periods. The decrease in the loss ratio for the quarter and nine months ended September 30, 2010 compared to the prior year periods was principally due to the inclusion of net premiums earned from Harbor Point since May 12, 2010 at a significantly lower loss ratio, which reduced the average loss ratio despite the increase in property catastrophe losses discussed below. The current year loss ratio on the net premiums earned related to the Harbor Point portfolio of contracts did not include any significant property catastrophe losses other than from the New Zealand earthquake as most of the current year’s property catastrophe loss events occurred prior to the Amalgamation; and

•

The quarter ended September 30, 2010 included $11.6 million in significant property catastrophe-related and significant per-risk losses, including losses for the New Zealand earthquake. The nine months ended September 30, 2010 included $26.6 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, European windstorm Xynthia, Australian hail storms and the New Zealand earthquake. For the quarter ended September 30, 2009, we incurred no significant property catastrophe losses. For the nine months ended September 30, 2009, we incurred significant property catastrophe losses of $2.0 million.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the quarter and nine months ended September 30, 2010 increased 3.1 percentage points and 3.0 percentage points, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from Harbor Point. The Harbor Point business contains a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts.

General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2010 increased $8.7 million and $17.7 million, respectively, compared to the prior year periods. The increases were principally due to the inclusion of Harbor Point’s expenses for the period from May 12, 2010. The increase in the level of total expenses did not result in a significant change to our general and administrative expense ratio due to the corresponding increase in net premiums earned.

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the quarter and nine months ended September 30, 2010 and 2009, for informational purposes only, as if the Amalgamation had occurred on January 1, 2009 and January 1, 2010, respectively. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$124.0	210.9	(41.2)%	$781.8	$935.0	(16.4)%
Net premiums earned	198.0	239.0	(17.2)%	639.3	680.2	(6.0)%
Net losses and loss expenses	117.7	113.6	3.6%	383.6	347.9	10.3%
Acquisition costs	45.1	50.2	(10.2)%	134.9	136.0	(0.8)%
General and administrative expenses	17.6	19.7	(10.7)%	50.9	57.4	(11.3)%

Loss ratio (a)	59.4%	47.6%		60.0%	51.2%
Acquisition cost ratio (b)	22.8%	21.0%		21.1%	20.0%
General and administrative expense ratio (c)	8.9%	8.2%		8.0%	8.4%
Combined ratio (d)	91.1%	76.8%		89.1%	79.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended September 30, 2010	% of Premium Written	Quarter Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2010	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$(2.7)	(2.2)%	$(0.1)	—%	$48.6	6.2%	$90.9	9.7%
Auto	10.2	8.3%	12.8	6.1%	42.7	5.5%	39.3	4.2%
Aviation	15.3	12.3%	18.2	8.6%	30.1	3.9%	33.4	3.6%
Credit/surety	2.6	2.1%	0.4	0.2%	27.7	3.5%	11.6	1.2%
General casualty	18.5	14.9%	31.2	14.8%	67.6	8.7%	78.3	8.4%
Marine & energy	8.8	7.1%	8.6	4.1%	35.2	4.5%	42.6	4.6%
Medical malpractice	(3.1)	(2.5)%	7.1	3.3%	37.1	4.7%	65.3	7.0%
Other	1.2	1.0%	(0.1)	—%	7.1	0.9%	3.4	0.4%
Professional liability	38.0	30.6%	60.4	28.6%	145.4	18.6%	164.7	17.6%
Property	34.9	28.1%	34.2	16.2%	270.6	34.6%	294.9	31.5%
Whole account	(0.2)	(0.2)%	4.5	2.1%	50.0	6.4%	28.5	3.0%
Workers’ compensation	0.5	0.5%	33.7	16.0%	19.7	2.5%	82.1	8.8%

	$124.0	100.0%	$210.9	100.0%	$781.8	100.0%	$935.0	100.0%

Premiums. Gross premiums written for the quarter ended September 30, 2010 would have been 41.2% lower than the prior year period and gross premiums written for the nine months ended September 30, 2010 would have been 16.4% lower than the prior year period. Significant factors affecting gross premiums written:

For the quarter ended September 30, 2010:

•

The decrease in the general casualty line of business would have been principally due to the non-renewal or reduced premiums written on certain contracts due to unfavorable pricing and other terms and conditions, and ceding companies retaining more risk for their own account;

•

The decrease in professional liability premiums would have been principally due to the non-renewal of a number of contracts in 2010, together with some shifting of renewal dates to a different quarter;

•

Gross premiums written from our new Latin America operations were $18.7 million, with $12.6 million included within our property line of business and the remainder spread among our credit/surety, marine & energy and other lines of business; and

•

Workers’ compensation premiums would have decreased principally due to a downwards net premium adjustment of $9.5 million on a prior year contract triggered by a similar downwards revision to losses on the contract, as well as the non-renewal of a contract written in the prior year quarter, resulting in a decrease of $21.5 million.

For the nine months ended September 30, 2010:

•	Gross premiums written would have decreased in our agriculture line of business principally due to the non-renewal of a contract as a result of a client merger in 2010;

•	The increase in our credit/surety and whole account lines of business would have been principally due to new business written;

•

Marine & energy, medical malpractice and professional liability premiums would have decreased principally due to reductions in line sizes, increase in client retentions and reduced estimates of assumed premiums on certain quota share policies;

•

Gross premiums written from our new Latin America operations were $20.7 million, with $14.0 million included within our property line of business and the remainder spread among our credit/surety, marine & energy and other lines of business;

•	The decrease in property premiums would have been principally due to increased selectivity in our renewals, focusing on business that meets our rate of return requirements; and

•

Workers’ compensation premiums would have decreased principally due to a downwards net premium adjustment of $9.5 million on a prior year contract triggered by a similar downwards revision to losses on the contract, as well as the non-renewal of a contract written in the prior year period, resulting in a decrease of $45.7 million.

The amount of net premiums earned is a product of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter and nine months ended September 30, 2010 would have increased by 11.8 and 8.8 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2010 would have been $19.6 million and $53.6 million, respectively, compared to $17.1 million and $33.2 million in the prior year periods. Included in the net favorable development for the quarter and nine months ended September 30, 2010 was an $8.9 million reduction to net loss reserves on a significant prior year workers’ compensation contract for which there was an offsetting reduction to net premiums earned of $9.5 million. As a result, the net favorable loss development on this workers’ compensation contract had a modest negative impact on net income;

•

The favorable development in the quarter and nine months ended September 30, 2010 would have been principally on our property, general casualty and workers compensation lines of business, partially offset by net unfavorable development on our professional liability and marine & energy lines of business. The favorable development in the prior year periods would have been principally on our property and professional liability lines of business, partially offset by net unfavorable development recognized on our marine & energy line of business;

•

Excluding the net favorable loss development (and after adjusting for the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above), the loss ratio would have been 66.2% and 67.2% for the quarter and nine months ended September 30, 2010, respectively, and 54.7% and 56.0% for the prior year periods. The increase in the loss ratio for the quarter and nine months ended September 30, 2010 compared to the prior year periods would have been principally due to the significant increase in property catastrophe events and significant per-risk losses; and

•

The quarter ended September 30, 2010 would have included $11.6 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the New Zealand earthquake. The nine months ended September 30, 2010 would have included $92.8 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, European windstorm Xynthia, the Chilean earthquake, Australian hail storms and the New Zealand earthquake. The quarter ended September 30, 2009 would have included net losses of $3.2 million related to significant property catastrophe events. The nine months ended September 30, 2009 would also have included $8.9 million of significant property catastrophe-related net losses, principally related to windstorm Klaus.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 1.8 percentage points and 1.1 percentage points for the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio would have been principally due to changes in the mix of business written.

General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2010 would have decreased compared with prior year periods, principally due to the decrease in the amortization expense of renewal rights held by Harbor Point. The renewal rights were included in the assets of Chubb Re acquired by Harbor Point in 2005 and were fully amortized by the end of 2009.

U.S. Specialty Segment

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$71.9	$69.4	3.6%	$246.2	$219.3	12.3%
Reinsurance premiums ceded	(21.5)	(26.2)	(17.9)%	(77.6)	(118.6)	(34.6)%

Net premiums written	$50.4	$43.2	16.7%	$168.6	$100.7	67.4%

Net premiums earned	$51.4	$31.1	65.3%	$132.8	$73.9	79.7%
Net investment income	1.3	1.5	(13.3)%	4.0	4.6	(13.0)%
Net losses and loss expenses	32.2	21.3	51.2%	82.6	46.5	77.6%
Acquisition costs	6.9	1.9	n/a %	19.7	5.9	n/a %
General and administrative expenses	10.0	7.8	28.2%	26.4	21.2	24.5%

Loss ratio (a)	62.6%	68.4%		62.2%	62.9%
Acquisition cost ratio (b)	13.4%	6.2%		14.8%	7.9%
General and administrative expense ratio (c)	19.4%	25.1%		19.9%	28.7%
Combined ratio (d)	95.4%	99.7%		96.9%	99.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended September 30, 2010	% of Premium Written	Quarter Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2010	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General Liability	$25.6	35.6%	$27.2	39.2%	$76.2	30.9%	$69.1	31.5%
Marine	15.6	21.7%	16.2	23.3%	49.7	20.2%	45.9	20.9%
Professional Liability	3.6	5.0%	—	—%	9.5	3.9%	—	—%
Property	27.1	37.7%	26.0	37.5%	110.8	45.0%	104.3	47.6%

	$71.9	100.0%	$69.4	100.0%	$246.2	100.0%	$219.3	100.0%

Premiums. Gross premiums written for the quarter ended September 30, 2010 were consistent with the prior year period, with growth in our new professional liability line offset by slight decreases in general casualty and marine. The increase in gross premiums written for the nine months ended September 30, 2010 was principally due to:

•	The addition of professional liability to our product line in the fourth quarter of 2009; and

•

Moderate growth of 6% to 11% in our general liability, marine and property product lines. Market conditions remain competitive across all lines of business. Owing to the smaller average policy size of our U.S. specialty client base, we expect premium volumes to be less sensitive to market rate changes than for similar product lines written by our insurance segment.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2010 was 29.9% and 31.5%, respectively, compared to 37.8% and 54.1%, respectively, in the prior year periods. We intend to gradually retain more risk in the lines of business that we expect will have the greatest long term potential. Consistent with this strategy, during the second quarter of 2010, reinsurance premiums ceded were reduced by $20.6 million due to our cancellation of a property quota share treaty and the resulting return of prepaid premiums. Excluding this cancellation, the ratio for the nine months ended September 30, 2010 was 39.9%. The decrease in reinsurance premiums ceded from the prior year periods was principally due to the replacement of our property quota share treaty with a surplus share treaty under which we retain more of the risk, and a decrease in the ceding percentage on our marine quota share treaty.

The amount of net premiums earned is a product of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter and nine months ended September 30, 2010 decreased 5.8 percentage points and 0.7 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2010 was $nil and $0.8 million, respectively, compared to net unfavorable development $2.7 million and $1.8 million in the prior year periods. The net favorable development in the nine months ended September 30, 2010 was principally on our property line of business and the net unfavorable development in the prior year periods was principally on our marine line of business;

•

Excluding the net favorable loss development, the loss ratio was 62.6% and 62.8% for the quarter and nine months ended September 30, 2010, respectively, and 59.7% and 60.5% for the prior year periods. The increase in the loss ratio was principally due to changes in the mix of business; and

•

Our results for the nine months ended September 30, 2010 include net losses of $9.0 million for significant property catastrophe losses and significant per-risk losses. Large loss events in the nine months ended September 30, 2010 included flooding in

Tennessee and storms in the Northeastern U.S. These losses were contained within our annual loss expectations for the property line of business. During the quarter ended September 30, 2010 and nine months ended September 30, 2009, we did not incur any significant property catastrophe losses or significant per-risk losses.

Acquisition expenses. The acquisition cost ratio for the quarter and nine months ended September 30, 2010 increased from the prior year periods, principally as a result of the decrease in the amount of reinsurance we purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which has increased our acquisition cost ratio.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, both of which increased in 2010 compared to 2009. However, our general and administrative expense ratio of 19.4% and 19.9% for the quarter and nine months ended September 30, 2010 was lower than the 25.1% and 28.7% ratios for the prior year periods. The decrease in the ratios were principally due to the increase in net premiums earned.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our UK-based Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$57.7	$21.1	173.5%	$178.7	$110.6	61.6%
Reinsurance premiums ceded	(2.4)	(4.0)	(40.0)%	(35.6)	(31.9)	11.6%

Net premiums written	$55.3	$17.1	223.4%	$143.1	$78.7	81.8%

Net premiums earned	$36.1	$24.6	46.7%	$99.3	$71.3	39.3%
Net investment income	2.3	1.7	35.3%	7.3	3.2	128.1%
Net losses and loss expenses	17.4	10.0	74.0%	46.0	33.4	37.7%
Acquisition costs	7.5	5.3	41.5%	19.3	14.8	30.4%
General and administrative expenses	7.8	5.4	44.4%	16.3	15.9	2.5%

Loss ratio (a)	48.1%	40.8%		46.4%	46.9%
Acquisition cost ratio (b)	20.7%	21.4%		19.5%	20.8%
General and administrative expense ratio (c)	21.6%	22.0%		16.4%	22.2%
Combined ratio (d)	90.4%	84.2%		82.3%	89.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended September 30, 2010	% of Premium Written	Quarter Ended September 30, 2009	% of Premium Written	Nine Months Ended September 30, 2010	% of Premium Written	Nine Months Ended September 30, 2009	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$5.9	10.2%	$3.7	17.5%	$25.4	14.2%	$21.3	19.3%
Aviation	4.0	6.9%	—	—%	10.9	6.1%	—	—%
Financial institutions	8.1	14.1%	6.9	32.7%	19.1	10.7%	18.4	16.6%
International casualty	8.5	14.7%	—	—%	28.3	15.8%	—	—%
Professional liability	4.3	7.5%	5.3	25.1%	15.4	8.6%	14.6	13.2%
Property	26.9	46.6%	5.2	24.7%	79.6	44.6%	56.3	50.9%

	$57.7	100.0%	$21.1	100.0%	$178.7	100.0%	$110.6	100.0%

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2010 increased 173.5% and 61.6%, respectively, compared to the prior year periods. The increase in gross premiums written was primarily due to:

•	The addition of aviation business to our Alterra at Lloyd’s segment in the fourth quarter of 2009, which largely represents a transfer of business previously written within our insurance segment;

•

The addition of international casualty product lines in the first quarter of 2010, which generated $8.5 million and $28.3 million of gross premiums written in the quarter and nine months ended September 30, 2010, respectively; and

•

The commencement of underwriting in Brazil, which generated $11.5 million and $19.3 million of gross premiums written for the quarter and nine months ended September 30, 2010, respectively. Gross premiums written from Brazil included in the property line of business for the quarter and nine months ended September 30, 2010 were $7.0 million and $14.5 million, respectively. The remaining business written from Brazil comprises surety business and has been included within the international casualty line of business.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2010 was 4.2%, and 19.9%, respectively, compared to 19.0% and 28.8%, respectively, for the comparable prior year periods. The significant drop for the quarter was principally due to the level of reinsurance premiums ceded staying relatively flat (as the third quarter is not a significant renewal quarter for reinsurance premiums ceded), while our volume of gross premiums written increased by 173.5% for the quarter ended September 30, 2010 compared to the prior year period. The volume of reinsurance premiums ceded did not increase in proportion to the increase in gross premiums written because a significant proportion of our reinsurance program are excess of loss contracts rather than quota share contracts.

The amount of net premiums earned is a product of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expense. The loss ratio for the quarter ended September 30, 2010 increased by 7.3 percentage points and decreased by 0.5 percentage points for nine months ended September 30, 2010 compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2010 was $4.4 million and $9.1 million, respectively, compared to net favorable development of $3.6 million and $2.8 million, respectively, in the prior year periods. The net favorable development in the quarter and nine months ended September 30, 2010 was principally on our financial institutions and professional liability lines of business;

•

Excluding the net favorable loss development, the loss ratio was 60.2% and 55.5%, respectively, for the quarter and nine months ended September 30, 2010 compared to 55.4% and 50.8%, respectively, for the prior year periods. The increase in the loss ratio for both periods was principally due to changes in the mix of business, which now includes aviation and international casualty lines of business; and

•

Losses and loss expense for the quarter ended September 30, 2010 include $2.5 million in significant property catastrophe-related and significant per-risk losses, which include net losses from the New Zealand earthquake. Losses and loss expense for the nine months ended September 30, 2010 include $6.8 million in significant property catastrophe-related and significant per risk losses, which include net losses from the New Zealand earthquake, Deepwater Horizon oil spill, Chilean earthquake, European windstorm Xynthia and Australian hail storms. These losses were contained within our annual loss expectations for the property line of business. In the quarter and nine months ended September 30, 2009, there was $nil and $1.4 million, respectively, of significant catastrophe related and significant per-risk losses.

Acquisition expenses. The acquisition cost ratio decreased 0.7 and 1.3 percentage points for the quarter and nine months ended September 30, 2010, respectively, compared to the prior year periods. The decrease in acquisition costs for the nine months ended September 30, 2010 was principally attributable to the addition of international casualty business in the first quarter of 2010, which has a lower average acquisition cost ratio.

General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2010 increased $2.4 million and $0.4 million, respectively, compared to prior year periods. However, the general and administrative expense ratio for the quarter ended September 30, 2010 decreased by 0.4 percentage points compared to the prior year period as net premiums earned increased at the same rate. The ratio for the nine months ended September 30, 2010 decreased 5.8 percentage points compared to the prior year period. General and administrative expenses for this segment includes profit commission income earned by Alterra at Lloyd’s from the Lloyd’s Syndicates that are not wholly owned by Alterra, which partially offsets the costs of managing the Syndicates. Profit commission income in the nine months ended September 30, 2010 benefitted from a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of these third-party Syndicates. Partially offsetting the increased profit commission income was an increase in information technology expenses and expenses related to our new office in Brazil.

Life and Annuity Reinsurance Segment

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Net premiums earned	$1.2	$0.1	n/a %	$2.8	$41.6	(93.3)%
Net investment income	12.2	13.1	(6.9)%	37.7	37.6	0.3%
Net realized and unrealized gains (losses) on investments	3.3	11.9	(72.3)%	7.4	29.1	(74.6)%
Claims and policy benefits	15.1	14.4	4.9%	46.7	84.1	(44.5)%
Acquisition costs	0.2	0.2	—%	0.4	1.0	(60.0)%
General and administrative expenses	0.6	0.8	(25.0)%	1.9	2.2	(13.6)%

The nature of life and annuity reinsurance transactions that we had historically written resulted in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and benefits can be volatile and, accordingly, period-to-period comparisons are not necessarily representative of future trends. Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is driven by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies.

There were no new life and annuity contracts written during the quarter or nine months ended September 30, 2010. One new reinsurance contract was written in the second quarter of 2009, accounting for most of the premiums written for the nine months ended September 30, 2009. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. In addition, we have not been able to identify many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we do not expect to write any new life and annuity contracts in the foreseeable future. This determination does not affect our existing life and annuity reinsurance contracts and we will continue to service our existing life and annuity customer base.

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

Investing Activities

The results of investing activities discussed below include the net investment income, net realized and unrealized gains (losses) on investments and net impairment losses recognized in earnings for all of our segments, including amounts which are allocated to the segments. These investment results are presented below on a consolidated basis.

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	% change	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	% change
	(Expressed in millions of U.S. Dollars)
Net investment income	$59.7	$42.8	39.5%	$161.4	$125.1	29.0%
Net realized and unrealized gains (losses) on investments	$15.4	$24.5	(37.1)%	$7.1	$64.4	(89.0)%
Net impairment losses recognized in earnings	$(0.2)	$(0.1)	100.0%	$(0.9)	$(2.2)	(59.1)%
Average annualized yield on cash, fixed maturities	3.23%	3.53%		3.44%	3.59%

Net investment income. The increase in net investment income for the quarter and nine months ended September 30, 2010 was principally attributable to the increase in cash and invested assets as a result of the Amalgamation and additional investment income generated by shifting cash into higher yielding fixed maturity securities. Our ratio of cash to invested assets decreased from 19.5% at September 30, 2009 to 11.6% at September 30, 2010 as we redeployed cash into fixed maturity investments and paid a special dividend. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested cash generated by operations and cash generated from maturing investments into our fixed maturity portfolio, the yield on our portfolio has decreased. To date, this reduction has been partially offset by our redeployment of a larger portion of cash into fixed maturities, helping to slow the decline in yield compared to the prior periods. However, due to the continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized (losses) gains on investment include the following:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Expressed in millions of U.S. Dollars)
Increase in fair value of hedge funds (a)	$4.9	$23.2	$8.9	$62.2
Increase (decrease) in fair value of derivatives	1.5	0.5	(12.4)	0.5
Increase in fair value of catastrophe bonds	0.7	—	0.4	—
Increase in fair value of structured deposit	0.8	—	0.8	—
Income from equity method investments	0.3	0.1	0.3	0.5

Change in fair value of other investments	8.2	23.8	(2.0)	63.2
Net realized gains (losses) on available for sale securities	6.3	(0.7)	9.7	(1.4)
Net realized gains (losses) on trading securities	0.9	1.4	(0.6)	2.6

Net realized and unrealized gains on investments	$15.4	$24.5	$7.1	$64.4

(a)	An increase in fair value of derivatives of $6.3 million from a wholly-owned hedge fund are included in the increase in fair value of hedge funds for the nine months ended September 30, 2009.

Change in fair value of other investments. The majority of other investments comprise our investment in hedge funds. The increase in fair value of the hedge fund portfolio was $4.9 million, or a 1.35% rate of return, for the quarter ended September 30, 2010, compared to an increase of $23.2 million, or a 3.94% rate of return, for the quarter ended September 30, 2009. The increase in fair value of the hedge fund portfolio was $8.9 million, or a 2.65% rate of return, for the nine months ended September 30, 2010, compared to an increase of $62.2 million, or a 9.36% rate of return, for the nine months ended September 30, 2009. Over the last 24 months, we have significantly reduced our level of investment in hedge funds. As a result, the returns generated by our hedge fund portfolio represent a decreasing proportion of our total investment income compared to previous periods. The rate of return of 2.65% for the nine months ended September 30, 2010 compares to the HFRI Fund of Funds Composite Index returning 2.01% over the same period, which we believe is our most relevant benchmark.

Seven of the nine hedge fund strategies we employed experienced positive returns during the quarter ended September 30, 2010. The largest contributors by investment strategy to the increase in fair value for the quarter ended September 30, 2010 were the long/short equity and the fund of fund strategies. As of September 30, 2010, 27.5% and 12.6% of our hedge fund portfolio was allocated to the long/short equity and fund of fund strategies, respectively. The largest decrease in fair value offsetting the overall increase for the quarter was contributed by the event driven arbitrage strategy. As of September 30, 2010, 10.2% of our hedge fund portfolio was allocated to this strategy.

Eight of the ten hedge fund strategies we employed experienced positive returns during the nine months ended September 30, 2010. The largest contributors by investment strategy to the net gain for the nine months ended September 30, 2010 were the global macro and the distressed securities strategies. As of September 30, 2010, 14.4% and 17.8% of our hedge fund portfolio was allocated to the global macro and the diversified arbitrage strategies, respectively. The largest loss partially offsetting the net gains for the nine month period was contributed by the event-driven arbitrage strategy. As of September 30, 2010, 10.2% of our hedge fund portfolio was allocated to this strategy.

The allocation of invested assets to our hedge fund portfolio as of September 30, 2010 was 4.1%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The fair value of derivatives increased by $1.5 million for the quarter ended September 30, 2010, and decreased $12.4 million for the nine months ended September 30, 2010. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. During the second quarter of 2010, we considered replacing our revolving bank loan with longer term debt. In contemplation of this plan, we entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility at that time, we elected not to replace our revolving bank loan and the forward contracts were settled for a loss of $10.4 million in the second quarter.

At September 30, 2010, we had $47.4 million invested in catastrophe bonds, with a par value of $45.3 million, which are scheduled to mature at various dates between May 24, 2011 and October 19, 2012. The increase in fair value of the catastrophe bonds was $0.7 million during the quarter ended September 30, 2010 and $0.4 million during the nine months ended September 30, 2010, which is included in net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income.

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The increase in fair value of the structured deposit was $0.8 million during the quarter and nine months ended September 30, 2010, which is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

Net realized and unrealized gains and losses on fixed maturities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income, all of which are reported within our Alterra at Lloyd’s segment. Net realized and unrealized gains on our fixed maturities portfolios for the quarter and nine months ended September 30, 2010 were $7.2 million and $9.1 million, respectively, and were gains of $0.7 million and $1.2 million for the quarter and nine months ended September 30, 2009, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the quarter and nine months ended September 30, 2010 of $0.2 million and $0.9 million, respectively, and $0.1 million and $2.2 million for the quarter and nine months ended September 30, 2009, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,960.8 million as of September 30, 2010 compared to $5,262.4 million as of December 31, 2009, an increase of 51.3%. The increase in cash and invested assets resulted principally from the Amalgamation, which contributed $2,663.0 million in invested assets as of May 12, 2010. This increase during the nine months ended September 30, 2010 was partially offset by the payment of dividends of $335.6 million.

We hold an available for sale portfolio, a trading portfolio, and a held to maturity portfolio of fixed maturities securities. We record the available for sale and trading investment portfolios at fair value on our balance sheet. On our available for sale portfolio, the unrealized gain or loss (absent credit losses) of the investments is recorded in other accumulated comprehensive income in the shareholders’ equity section of our consolidated balance sheet. On our trading portfolio, the unrealized gain or loss is recorded in net income.

In an effort to match the expected cash flow requirements of our long-term liabilities, we invest a portion of our fixed maturity investments in long duration securities. Because we intend to hold a number of these long duration securities to maturity, we classify those securities as held to maturity in our consolidated balance sheet. This held to maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

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

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at September 30, 2010.

We performed a review of securities in an unrealized loss position as of September 30, 2010 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $0.2 million during the quarter ended September 30, 2010.

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

The independent pricing services used by our investment custodians, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of

“matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and the uncertainty surrounding the fair value estimates.

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

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of September 30, 2010, we estimate that over 69.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our September 30, 2010 outstanding redemptions receivable of $28.9 million, none of which are gated, $27.2 million were received in cash prior to November 3, 2010. The fair value of our holdings in funds with gates imposed as of September 30, 2010 was $36.4 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of September 30, 2010, the fair value of our hedge funds held in side-pockets was $67.1 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from September 30, 2010 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of September 30, 2010
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$156,839	47.6%
Between 91 to 180 days	21,231	6.4%
Between 181 to 365 days	6,961	2.1%
Greater than 365 days	144,845	43.9%

Total hedge funds	$329,876	100.0%

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

As of September 30, 2010, we had $47.4 million invested in catastrophe bonds, with a par value of $45.3 million. We receive quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.4% and are scheduled to mature at various dates between May 24, 2011 and October 19, 2012. The redemption value of the bonds will adjust based on the occurrence of covered events such as windstorms and earthquakes across a number of geographic regions, including Japan, Europe, Mexico and the United States. The maximum possible loss to us is limited to the value of our investment.

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption value of $24.3 million and a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $976.8 million as of September 30, 2010 compared to $1,001.4 million as of December 31, 2009, a decrease of 2.5%. This decrease was principally due to the losses recoverable collected as part of the final settlement of a significant contract during the quarter, which was partially offset by additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the nine months ended September 30, 2010.

Losses recoverable from reinsurers on property and casualty business were $941.4 million and $964.8 million as of September 30, 2010 and December 31, 2009, respectively. Benefits recoverable from reinsurers on life and annuity business were $35.4 million and $36.6 million as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, 87.7% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.2% were rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 5.1% of our losses and benefits recoverable as of September 30, 2010. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 181.4% of its loss recoverable obligations. The remaining 2.0% of losses and benefits recoverable were with reinsurers rated “B+” or lower, including those not rated.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,847.4 million as of September 30, 2010 compared to $3,178.1 million as of December 31, 2009, an increase of 21.1%. The increase in property and casualty losses was principally attributable to the Amalgamation, which resulted in a $852.0 million increase in reserves. Partially offsetting this increase was a decrease in property and casualty losses of $315.0 million resulting from the final settlement of a significant prior year contract during the second quarter of 2010. During the nine months ended September 30, 2010, we paid $756.5 million in property and casualty losses, including the $315.0 million settlement, and recorded gross favorable development on prior year reserves of $111.0 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,299.2 million at September 30, 2010 compared to $1,372.5 million as of December 31, 2009. The decrease was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $73.5 million of benefit payments during the nine months ended September 30, 2010.

Senior notes. On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year. The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of all issuance costs, from the sale of the 6.25% senior notes were $346.9 million and were used to repay a $200.0 million revolving bank loan outstanding under the $850.0 million Credit Facility, with the remainder to be used for general corporate purposes.

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of September 30, 2010 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity increased to $3,036.5 million as of September 30, 2010 from $1,564.6 million as of December 31, 2009, an increase of 94.1%, principally due to the Amalgamation, which increased shareholders’ equity by $1,481.8 million. In addition, we generated net income of $ 222.7 million and a $164.9 million increase in accumulated other comprehensive income for the nine months ended September 30, 2010. These increases were offset by the declaration of dividends of $337.1 million and repurchase of common shares of $98.4 million during the nine months ended September 30, 2010.

Liquidity. We generated $169.0 million of cash from operations during the nine months ended September 30, 2010 compared to $249.9 million for the nine months ended September 30, 2009. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments. In addition, during the three months ended September 30, 2010 we settled $147.1 million of reinsurance balances payable as part of the final settlement of a significant contract.

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

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $400.0 million using our current credit facilities. Our two largest credit facilities expire in June and August of 2012. Our cash and cash equivalents balance was $925.8 million as of September 30, 2010. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of September 30, 2010. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal asset is its investment in the common shares of its principal operating subsidiary, Alterra Bermuda. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of September 30, 2010, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda returned $475.0 million of capital and surplus during the nine months ended September 30, 2010 through dividends and distributions of capital. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of September 30, 2010, we had three U.S dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $400.0 million available subject to certain conditions. On that date, we had $900.5 million in letters of credit outstanding under these facilities. We also had two sterling denominated letter of credit facilities totaling GBP 110.0 million ($172.9 million) supporting our Funds at Lloyd’s commitments and the Alterra Re UK operations, of which GBP 80.1 million ($125.9 million) was utilized as of September 30, 2010. Each of our credit facilities requires that we comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of November 5, 2010.

The amount which Alterra provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of September 30, 2010, total shareholders’ equity was $3,036.5 million compared to $1,564.6 million as of December 31, 2009, an increase of 94.1%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the SEC that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance LLC and trust preferred securities of Alterra Capital Trust I. In September, 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under the $850.0 million Credit Facility, with the remainder to be used for general corporate purposes.

In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of September 30, 2010. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries, as set forth in the table below, from each of A.M. Best Company, or A.M. Best, Fitch Inc., or Fitch, Moody’s Investor Services, Inc., or Moody’s, and Standard and Poor’s Ratings Services, or S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Alterra. The Syndicates share the Lloyd’s market ratings.

As of September 30, 2010, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P

Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A(excellent)(1)(2)	A (strong)(1)	A3(3)	A- (1)(2)
Outlook on financial strength rating	Stable(1)(2)	Stable (1)	Stable (3)	Stable (1)(2)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Re Europe, Alterra Insurance Europe, Alterra America and Alterra E&S
(2)	Applicable to Alterra Re USA
(3)	Applicable to Alterra Bermuda

During the quarter ended September 30, 2010 we paid a dividend to shareholders on August 31, 2010 of $0.12 per share for an aggregate amount of $14.1 million. On November 2, 2010, our Board of Directors declared a dividend of $0.12 per share for an estimated aggregate amount of $14.0 million payable to shareholders on November 30, 2010. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Expressed in millions of U.S. Dollars)
Senior notes	$703,425	$28,400	$56,800	$56,800	$561,425
Operating lease obligations	25,445	6,276	9,553	5,313	4,303
Property and casualty losses	3,847,366	685,507	1,280,932	827,415	1,053,512
Life and annuity benefits	2,376,844	113,528	215,367	199,966	1,847,983
Deposit liabilities	173,540	41,337	69,088	10,132	52,983

Total	$7,126,620	$875,048	$1,631,740	$1,099,626	$3,520,206

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in our “Critical Accounting Policies—Property and casualty losses” and “Critical Accounting Policies—Life and annuity reinsurance benefit reserve process” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our gross estimates of known liabilities as of September 30, 2010 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Furthermore, life and annuity benefits and deposit liabilities recorded in the unaudited interim consolidated financial statements as of September 30, 2010 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable

Non-GAAP Financial Measures

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

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Expressed in millions of U.S. Dollars, except share and per share amounts)
Net income	$82.8	$95.3	$222.7	$183.6
Net realized and unrealized (gains) losses on non-hedge fund investments(a)	(10.1)	(0.7)	2.6	1.2
Net foreign exchange gains	2.8	0.4	0.8	(5.1)
Merger and acquisition expenses	0.5	(41.3)	(50.6)	(31.3)

Net operating income	$76.0	$53.7	$175.5	$148.4

Earnings per diluted share	$0.70	$1.64	$2.50	$3.18
Net realized and unrealized (gains) losses on non-hedge fund investments	(0.08)	(0.01)	0.03	0.02
Net foreign exchange gains	0.02	0.01	0.01	(0.09)
Merger and acquisition expenses	—	(0.72)	(0.57)	(0.54)

Net operating income per diluted share	$0.64	$0.92	$1.97	$2.57

Weighted average common shares outstanding—basic	117,200,505	57,233,115	88,253,609	56,978,901
Weighted average common shares outstanding—diluted	117,957,942	58,210,501	89,001,515	57,677,996

Annualized net income	$331.3	$381.3	$296.9	$244.8
Annualized net operating income	$304.2	$214.6	$234.0	$197.9
Average shareholders’ equity(b)	$2,981.8	1,455.1	2,297.4	1,346.6

Annualized return on average shareholders’ equity	11.1%	26.2%	12.9%	18.2%

Annualized net operating return on average shareholders’ equity	10.2%	14.8%	10.2%	14.7%

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly shareholders’ equity balances. The average for the nine months ended September 30, 2010 has been weighted to include Harbor Point from May 12, 2010, the date of the consummation of the Amalgamation.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of September 30, 2010, 96.6% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of September 30, 2010, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 3.4% of our fixed maturity portfolio by carrying value as of September 30, 2010) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of September 30, 2010, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.5%, or approximately $302.2 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.1%, or approximately $342.1 million.

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

As of September 30, 2010, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.7%, or approximately $2.2 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.7%, or approximately $2.2 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of September 30, 2010, our hedge fund portfolio’s VaR was estimated to be 12.6% at the 99.0% level of confidence and with a three-month time horizon.

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

As of September 30, 2010, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 12, 2010, we completed an amalgamation with Harbor Point, whose assets, revenues and net income constitute approximately 31.0% of total assets, approximately 36.9% of revenues and 45.4% of net income of our consolidated financial statement amounts as of and for the quarter ended September 30, 2010. We are currently in the process of integrating the internal controls and procedures of Harbor Point and its subsidiaries into our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Antitrust . Two lawsuits filed in the United States District Court for The Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed

October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. We intend to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of September 30, 2010.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 16, 2010, and amended on March 12, 2010, and updated in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 4, 2010 and in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through the market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the three months ended September 30, 2010, $54.1 million had been expended to repurchase 2,845,356 shares. Of the amount repurchased during the period, 539,900 common shares were acquired pursuant to a privately negotiated stock purchase agreement. As of November 2, 2010, the aggregate amount available for share repurchases was $222.7 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2010 to July 31, 2010)	745,000	$19.40	745,000	$76.7 million
(August 1, 2010 to August 31, 2010)	835,456	$18.26	835,456	$61.4 million
(September 1, 2010 to September 30, 2010)	1,264,900	$19.26	1,264,900	$37.1 million

Total (July 1, 2010 to September 30, 2010) (1)	2,845,356	$19.00	2,845,356	$37.1 million

(1)	On September 17, 2001, our Board of Directors approved a share repurchase program providing for repurchases of our common shares. The repurchase program has been increased from time to time at the election of our Board of Directors. In February 2010 and November 2010, our Board of Directors authorized increases to the repurchase program permitting for additional repurchases of $100.0 million and $200.0 million, respectively.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

4.1	Indenture, dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as trustee, paying agent and registrar (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.2	First Supplemental Indenture, dated as of September 27, 2010 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.3	Form of 6.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated as of August 5, 2010, by and among certain subsidiaries of Alterra Capital Holdings Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2010).

10.2	Fourth Amendment to the Credit Agreement, dated as of August 5, 2010, by and among Alterra Capital Holdings Limited, Alterra Insurance Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2010).

10.3	Amendment No. 5 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2010).

10.4	Guaranty Agreement, dated as of September 27, 2010, by Alterra Finance LLC, in favor of the Lender parties to the Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Alterra Holdings Limited, Alterra Bermuda Limited (f/k/a Harbor Point Re Limited), Alterra Reinsurance USA Inc. (f/k/a Harbor Point Reinsurance U.S., Inc.), Alterra Holdings USA Inc. (f/k/a Harbor Point U.S. Holdings, Inc.), certain lenders party thereto, and Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

10.5	Guaranty Agreement, dated as of September 27, 2010, by Alterra Finance LLC, in favor of the Lender parties to the Credit Agreement, dated as of August 7, 2007, by and among Alterra Bermuda Limited (f/k/a Alterra Insurance Limited), Alterra Capital Holdings Limited, certain lenders party thereto, and Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

10.6	Forms of Director Restricted Stock Award Agreement

10.7	Form of Employee Restricted Stock Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Alterra Capital Holdings Limited’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to the Interim Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 5, 2010

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	November 5, 2010