Form 10-K
period 2010-12-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2011-02-25
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 000-33047

ALTERRA CAPITAL HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0584464
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MAX CAPITAL GROUP LTD.

(Former name, former address or former fiscal year, if changed since last report)

Alterra House

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $1,954,724,789, based on the closing price of the registrant’s common shares on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of February 18, 2011 was 105,164,840.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2011 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Alterra Capital Holdings Limited (“Alterra” and, collectively with its subsidiaries, the “Company”) is a Bermuda-headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. Alterra was formed on May 12, 2010 by the amalgamation (the “Amalgamation”) of Alterra Holdings Limited (“Alterra Holdings”), a direct wholly-owned subsidiary of Max Capital Group Ltd. (“Max”), and Harbor Point Limited (“Harbor Point”).

Max was incorporated on July 8, 1999 under the laws of Bermuda. Harbor Point was formed on December, 15, 2005 through the acquisition of the continuing operations and certain assets of Chubb Re, Inc., the reinsurance business unit of The Chubb Corporation (“Chubb”). After the consummation of the Amalgamation, Max was renamed Alterra. The results of operations of the former Harbor Point companies are included in the consolidated results of operations for the period from May 12, 2010 to December 31, 2010.

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries. Unless otherwise indicated or unless the context otherwise requires, all references in this annual report to entity names are as set forth in the table appearing in Note 1 to our audited consolidated financial statements included herein.

Alterra Bermuda, Alterra Insurance Europe, Alterra Re Europe, Alterra E&S, Alterra America, Alterra Re USA and Alterra at Lloyd’s are the primary operating subsidiaries of Alterra. All other subsidiaries are either holding companies or companies providing services to the operating companies.

Certain terms and financial measures used below are in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Certain terms and non-GAAP financial measures used below are defined in the “Glossary of Selected Insurance Industry Terms and Non-GAAP Financial Measures” appearing on page 38 of this Annual Report on Form 10-K. We have included certain non-GAAP financial measures in this Annual Report on Form 10-K within the meaning of Regulation G. These measures are commonly used by us and other companies within the insurance industry. We believe that these non-GAAP financial measures allow for a more complete understanding of the performance of our business. These measures should not be viewed as a substitute for those measures determined in accordance with U.S. GAAP.

Safe Harbor Disclosure

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events.

These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized are described in the Risk Factors section of this Annual Report on Form 10-K. Any forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

General Description

We are a Bermuda-headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of December 31, 2010, we had $2,918.3 million in consolidated shareholders’ equity.

In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 insurer under the insurance laws of Bermuda. Alterra Bermuda is also registered as a long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

In Europe, we conduct our non-Lloyd’s operations from Dublin, Ireland through Alterra Insurance Europe and Alterra Re Europe. In addition, until December 31, 2010, Alterra Bermuda operated a branch in the United Kingdom. Effective January 1, 2011, we commenced underwriting this business through Alterra Re UK, a branch of Alterra Re Europe. Our Lloyd’s operations are conducted by Alterra Capital UK, which, through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra Capital UK’s operations are based primarily in London, England. As of December 31, 2010, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2% and approximately 36%, respectively.

In the United States, our insurance operations are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled admitted insurance company. Through Alterra E&S and Alterra America, we write both admitted and non-admitted business throughout the United States and Puerto Rico. We conduct our U.S. reinsurance operations through Alterra Re USA, a Connecticut-domiciled reinsurance company.

In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status, and through Alterra Re Europe using a representative office in Bogota, Colombia.

We employ personnel and hold assets within our global service companies incorporated in Ireland, Bermuda, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. The integration of the Alterra at Lloyd’s operations into this framework is in its final stages of completion and the integration of the former Harbor Point companies is substantially complete. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of December 31, 2010, the allocation of invested assets was 95.2% in cash and fixed maturities and 4.8% in other investments, principally hedge funds.

Business Segments

We monitor the performance of our underwriting operations in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2010, 2009 and 2008.

		2010		2009		2008
		Gross Premiums Written (a)	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
		(in thousands)		(in thousands)		(in thousands)
Insurance:
Aviation (b)	S	$39,888	2.8%	$69,834	5.1%	$53,034	4.2%
Excess Liability	L	89,933	6.4	113,767	8.3	123,490	9.8
Professional Liability	L	177,199	12.6	179,904	13.1	159,140	12.7
Property	S	63,100	4.5	64,262	4.7	53,704	4.3

Total Insurance		370,120	26.2	427,767	31.1	389,368	31.0
Reinsurance:
Agriculture	S	29,222	2.1	89,550	6.5	80,454	6.4
Auto	S	32,902	2.3	—	—	—	—
Aviation	S	31,292	2.2	34,715	2.5	31,555	2.5
Credit/ Surety	S	2,196	0.2	—	—	—	—
General Casualty	L	48,357	3.4	29,185	2.1	10,165	0.8
Marine & Energy	S	16,381	1.2	18,321	1.3	12,769	1.0
Medical Malpractice	L	51,391	3.6	67,483	4.9	77,133	6.2
Other	S	2,784	0.2	2,297	0.2	1,934	0.2
Professional Liability	L	110,427	7.8	71,531	5.2	38,718	3.1
Property	S	148,146	10.5	87,039	6.3	99,280	7.9
Whole Account	S/L	5,129	0.4	11,456	0.8	12,906	1.0
Workers’ Compensation	L	30,826	2.2	77,451	5.6	54,595	4.4

Total Reinsurance		509,053	36.1	489,028	35.6	419,509	33.5
U.S. Specialty:
General Liability	L	104,777	7.4	87,782	6.4	59,838	4.8
Marine	S	67,454	4.8	61,360	4.5	38,667	3.1
Professional Liability	L	12,454	0.9	576	—	—	—
Property	S	139,305	9.9	135,760	9.9	95,848	7.6

Total U.S. Specialty		323,990	23.0	285,478	20.8	194,353	15.5
Alterra at Lloyd’s (1):
Accident & Health	S	30,921	2.2	22,602	1.6	408	—
Aviation (b)	S	16,138	1.1	2,611	0.2	—	—
Financial Institutions	L	19,448	1.4	23,822	1.7	4,062	0.3
International Casualty	L	26,174	1.9	—	—	—	—
Professional Liability	L	19,591	1.4	19,889	1.4	2,928	0.3
Property	S	85,553	6.1	60,049	4.4	1,446	0.1
Surety	S	4,808	0.3	—	—	—	—

Total Alterra at Lloyd’s		202,633	14.4	128,973	9.4	8,844	0.7

Aggregate Property & Casualty		$1,405,796	99.7%	$1,331,246	96.8%	$1,012,074	80.7%

	2010		2009		2008
	Gross Premiums Written (a)	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
	(in thousands)		(in thousands)		(in thousands)
Life & Annuity:
Annuity	$1,135	0.1	$—	—%	$239,555	19.1%
Life	3,800	0.3	43,755	3.2	2,621	0.2

Aggregate Life & Annuity	4,935	0.3%	$43,755	3.2%	$242,176	19.3%

Aggregate Property & Casualty, and Life & Annuity	$1,410,731	100.0%	$1,375,001	100.0%	$1,254,250	100.0%

S = Short tail lines	$712,655	50.7%	$654,128	49.1%	$475,552	47.0%
L = Long tail lines	693,141	49.3	677,118	50.9	536,522	53.0

Aggregate Property & Casualty	$1,405,796	100.0%	$1,331,246	100.0%	$1,012,074	100.0%

Percentages may not add due to rounding.
(a)	Gross premiums written by the former Harbor Point companies are included for the period from May 12 to December 31, 2010.
(b)	A portion of Aviation insurance business formerly written in our insurance segment is now being written in our Alterra at Lloyd’s segment.

Short tail lines are those lines of business which generally have a short claims pay-out period. Long tail lines are those which generally have a long claims pay-out period.

Additional information about our business segments is set forth in Item 7—Management’s Discussion and Analysis and Note 20 to our audited consolidated financial statements included herein.

For our property and casualty businesses, the majority of our clients are insurers, reinsurers and companies located in North America. For our life and annuity business, our clients are insurers, reinsurers and companies located in either Europe (principally Ireland) or North America. The following table shows the percentage of gross premiums written by location of client for each the years ended December 31, 2010, 2009 and 2008:

Source of gross premiums written:

Property and Casualty	2010	2009	2008
North America	75.6%	78.5%	81.0%
Europe	14.7	13.6	13.8
Rest of the world	9.7	7.9	5.2

	100.0%	100.0%	100.0%

Life and Annuity	2010	2009	2008
North America	77.0%	100.0%	1.1%
Europe	23.0	—	98.9

	100.0%	100.0%	100.0%

Description of Business

Insurance

Our insurance segment offers property and casualty excess of loss insurance from our Bermuda and Dublin offices. We offer professional liability, excess liability, aviation (particularly airline, general aviation and aerospace) and property insurance products primarily to Fortune 1000 companies. Our professional liability products include errors and omissions insurance, employment practices liability insurance and directors and officers insurance. Our excess liability products include excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. We underwrite our insurance products on an individual risk basis, which, in many cases, includes holding an in-person meeting with the client in Bermuda or Ireland.

Reinsurance

Our reinsurance segment offers property and casualty reinsurance from our offices in Bermuda, Bogota, Buenos Aires, Dublin, London and the United States to insurance companies worldwide. All of the underwriting operations of the former Harbor Point companies are included in this segment. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

We typically write our reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by our clients. Generally, we participate on reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty and whereby the terms and conditions of the treaty are substantially the same for each participating reinsurer. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the ceding client. Accordingly, we review and analyze the ceding client’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in pricing of treaty reinsurance contracts.

We write both quota share and excess of loss reinsurance. In quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the ceding client. In excess of loss reinsurance, we indemnify the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client. During the years ended December 31, 2010, 2009 and 2008, we wrote $230.6 million, $250.0 million and $161.7 million, respectively, or 45.3%, 51.1% and 38.5%, respectively, of reinsurance gross premiums on a quota share basis and $278.4 million, $239.0 million and $257.8 million, respectively, or 54.7%, 48.9% and 61.5%, respectively, of reinsurance gross premiums on an excess of loss basis.

Our reinsurance products may include features such as contractual provisions that require our client to share in a portion of losses resulting from its ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract, may require reinstatement premium to restore the coverage after there has been a loss occurrence or may provide for premium refunds if the losses we incur are less than those projected at the time the contract is executed.

U.S. Specialty

Our U.S. specialty segment offers property and casualty insurance coverage from offices in the United States primarily to small to medium sized companies. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property.

We operate in the excess and surplus lines market through Alterra E&S and in the admitted insurance market through Alterra America. Excess and surplus lines insurance is a segment of the U.S. insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines insurance market are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity. This market has significant flexibility regarding insurance rate and form, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our clients.

Alterra E&S is licensed in Delaware and is approved to write excess and surplus business on a non-admitted basis in all other states along with the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Alterra America is domiciled in Delaware and licensed to write business on an admitted basis in all 50 states and the District of Columbia.

Alterra at Lloyd’s

Our Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London and Copenhagen, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status.

This segment comprises the Company’s proportionate share of the underwriting results of Syndicates 1400, 2525 and 2526, which we collectively refer to as the Syndicates, and the results of Alterra at Lloyd’s. As of December 31, 2010, Alterra at Lloyd’s was the managing agent for each of the Syndicates. Effective January 1, 2011, the management of Syndicates 2525 and 2526 was transferred to an unaffiliated third party. Alterra at Lloyd’s continues to act as the managing agent for Syndicate 1400 and will continue to retain its proportionate ownership of each of the Syndicates

Syndicate 1400 offers property reinsurance, aviation insurance (particularly airline, general aviation and aerospace), accident and health insurance and reinsurance, financial institutions insurance products and international casualty reinsurance. Syndicate 2525 offers employers’ and public liability insurance products. Syndicate 2526 specializes in professional liability and medical malpractice insurance products. We include our proportional share of the gross written premiums of Syndicate 2525 and 2526 in the professional liability line of business in the table above.

Life and Annuity Reinsurance

Our life and annuity reinsurance segment operates out of Bermuda and offers reinsurance products focusing on existing blocks of life and annuity business. Prior to 2010, we wrote life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, corporate owned life, term life, fixed annuities, annuities in payment and structured settlements. We did not write any variable annuity products. In 2010, we determined not to write any new life and annuity contracts in the foreseeable future. Historically, our life and annuity focus was on low underwriting risk business that generated an invested asset spread. In the current low return investment environment, however, we don’t believe that strategy is attractive, and we have chosen not to change our business model to assume more underwriting and asset risk in this area, especially with the many opportunities we have in our core property and casualty businesses.

Our life and annuity reinsurance products took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. In a co-insurance transaction, we receive a percentage of the gross premium charged to the policyholder by the cedent, less an expense allowance that we grant to the cedent, as the primary insurer. By accepting the transfer of liabilities and the related assets from our cedents in these co-insurance transactions, we sought to enable these clients to achieve capital relief and improved returns on equity.

The life reinsurance risks that we wrote included mortality and investment risks and, to a lesser extent, early surrender and lapse risks. The annuity products that we wrote included longevity and investment risks. The disability products that we wrote included investment risk and, to a lesser extent, morbidity risk and longevity risk. Mortality risk measures the sensitivity of the insurance company’s liability to higher mortality rates than were assumed in setting the premium. Longevity risk measures the sensitivity of the insurance company’s liability to future mortality improvement being greater than expected. Morbidity risk measures the sensitivity of the insurance company’s liability for higher illness, sickness and disease rates than were assumed in setting the premium. Early surrender and lapse risks measure the sensitivity of the insurance company’s liability to early or changing policy surrender distributions.

Underwriting and Risk Management

Our objective is to generate returns on capital that reward our shareholders for the risks that we assume. We believe that the estimated returns on the risks that we underwrite will meet or exceed our return requirements. In order to achieve our objective, we must accurately assess the potential losses associated with the risks that we underwrite, manage our investment portfolio risk appropriately and control our expenses throughout the organization.

Short tail business represented approximately 50.7% of our property and casualty premium volume for the year ended December 31, 2010. Our short tail catastrophe exposed business comprises mostly our property, agriculture, aviation and marine and energy products in both insurance and reinsurance, which are susceptible to large catastrophe events that may trigger losses to a number of our cedants. As a result, we believe our short tail catastrophe exposed business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We seek to manage and monitor our aggregate exposure so that the estimated maximum impact of a catastrophic event or series of catastrophic events on our short tail catastrophe exposed business is less than 20% of our beginning of year shareholders’ equity on an annual basis for a modeled 1 in 250 year event. We believe that our casualty business is less susceptible to the aggregation of losses from one or two major events than our short tail property business.

We seek to reduce the volatility arising out of the underlying risks assumed through our written business by setting and maintaining contractual features that include overall aggregate limits on liabilities, per event limits on liabilities and attachment points for liabilities. Additionally, we seek to manage our property catastrophe reinsurance aggregation risk by establishing limits with respect to any one geographic zone, any one risk and any one insured. We utilize internally developed catastrophe models that are based upon the results of commercially available products provided by companies such as Risk Management Solutions, Inc. and AIR Worldwide Corporation. Further protection against volatility and aggregation risk is obtained through the purchase of reinsurance as described under “—Retrocessional and Balance Sheet Protections.”

We manage the duration, volatility and currency of our asset mix in relation to our liabilities in an attempt to manage our overall risk. We believe that our portfolio of underwriting risks benefits from diversification, and we tailor our investment strategy accordingly.

We use a series of proprietary and non-proprietary actuarial and financial models to analyze the underlying risk characteristics of our liabilities and assets. We conduct both contract-by-contract modeling as well as portfolio aggregation modeling and then analyze these modeled results on an integrated basis in an effort to determine the aggregation of our underwriting risk and investment risk and the ultimate impact that adverse events might have on our financial results and shareholders’ equity.

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

We recognize the importance of information technology and management of data in supporting our business platform growth. We continue to develop and enhance our existing technology platforms to assist in our underwriting, risk management, financial reporting and regulatory reporting processes and procedures across all of our segments.

We perform due diligence as we believe appropriate on risk that we consider underwriting and perform regular monitoring and periodic due diligence on the transactions that we complete. When we believe appropriate, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third parties perform on-site client due diligence on our behalf, assist us in modeling transactions and provide legal advice on contract documentation.

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

When we reinsure portions of risk, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss reinsurance contracts, that are available in the reinsurance and retrocessional market as a means to manage risk on the products that we write. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss reinsurance, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits.

Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and on a whole portfolio basis as the need arises. Generally, we utilize quota share reinsurance for our casualty business in order to allow us to provide increased capacity to our clients while still meeting our internally governed maximum net exposure thresholds. During the year ended December 31, 2010, the largest component of our ceded reinsurance was quota share treaty reinsurance, principally related to our insurance and U.S. specialty segments. For our property and aviation business, we purchase excess of loss reinsurance in order to reduce the volatility of our underwriting results.

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

As of December 31, 2010, 88.5% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.0% are rated “A-”. Grand Central Re Limited, or Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated”

retrocessionaire and accounted for 5.1% of our losses recoverable as of December 31, 2010. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 175.7% of its loss recoverable obligations. The remaining 1.4% of losses recoverable are with “B+” or lower reinsurers.

Loss and Benefit Reserves

We establish and carry as liabilities loss reserves that are estimated by actuaries and management’s reserving committee. These reserve amounts have been established to meet our estimated future obligations for losses and related expenses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations. We use our own property and casualty and life and annuity actuaries in our loss reserving process, with the exception of our two partially owned Lloyd’s syndicates. In addition, we engage external independent actuaries to perform an annual review of our loss reserve estimates.

Loss and benefit reserves do not represent an exact calculation of our liabilities. The estimation of loss and benefit reserves is a complex process impacted by many internal and external factors. We apply the general assumption that past experience (both industry’s and our own) is a suitable guide to the future after making allowance for current developments and likely future trends. The reserves presented represent our estimate of the expected cost of the ultimate settlement and administration of our claims. These estimates are based on a combination of quantitative techniques, subjective considerations and managerial judgment.

In estimating an initial reserve, our actuaries utilize the underwriting information received when a transaction is negotiated. When combined with our own historic claims experience, this data helps us to select the appropriate assumptions used to create an initial pricing and reserving model. Initial assumptions include estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors. We regularly evaluate and update our initial loss development and trending factor selections using both client specific and industry data. We also subscribe to industry publications to enable us to keep current with the latest industry trends. During the underwriting process a client’s data is analyzed by our underwriting teams to ascertain its quality and credibility. This process may include an underwriting audit and claims audit of a client’s operations. We also examine the claim estimates made by the insured or ceding company to evaluate the trends assumed in the estimates. In cases where the data initially provided by the client is not sufficient, we utilize industry data collected from either third party sources or from our own historical submission database. This enhances the quality of the reserve model that is created.

On a quarterly basis, our reserving committee performs a detailed review of our contracts and of the actuarial methods utilized in arriving at reserve estimates and the related reinsurance recoverables. This review is performed in conjunction with our corporate actuarial group. The quarterly review utilizes the initial submission information updated by current premium, loss and claims data reported to us. Changes in reported loss information from our clients is the principal reason for changes in our loss reserve estimates. As part of this process, our actuaries check that the actuarial methods applied continue to be appropriate to allow us to form a sound basis for projection of future liabilities. In addition, our reserve estimates are reviewed annually by external actuaries in order to corroborate management’s estimates.

Marketing

Most of our business is placed through insurance and reinsurance brokers worldwide. We also place some insurance business through managing general agents. We believe that diversity in our sources of business reduces the potential adverse effects arising from the termination of any one of our business relationships. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business.

A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. During the years ended

December 31, 2010, 2009 and 2008, the top three independent brokers accounted for 22%, 14% and 13%; 25%, 11% and 7%; and 18%, 16% and 10%, respectively, of our property and casualty gross premiums written. We have relationships with multiple key personnel in these firms and expect to maintain strong working relationships in the future.

Our life and annuity reinsurance segment generally wrote a limited number of transactions in a year, with a large variation in premium volume. As a result, the number of brokers used in a year was limited to the number of transactions written. During each of the years ended December 31, 2010, 2009 and 2008, the largest independent producing broker accounted for 37%, 95% and 27% of life and annuity gross premiums written, respectively.

Potential credit risk associated with brokers and intermediaries is discussed in Item 1A—Risk Factors—The involvement of brokers subjects us to their credit risk.

Competition

The reinsurance and insurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate for the risk being assumed;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with insurance and reinsurance companies and insurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and administrative services; and

•	experience in the particular line of insurance or reinsurance to be underwritten.

We compete directly with numerous independent insurance and reinsurance companies, captive insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories and have developed longstanding customer relationships. Our worldwide reinsurance competitors include many larger companies with higher ratings and greater credit capacity than we have.

Employees

As of December 31, 2010, we had 454 employees.

Overview of Investments

Our investment portfolio is managed by third-party investment managers. We seek to earn a risk-adjusted total return on our assets by engaging in an investment strategy that combines cash, fixed maturities and other investments and employs strategies intended to manage investment risk. We diversify our portfolio in an attempt to limit volatility and maintain adequate liquidity in our fixed maturities and other investments to fund operations and losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of the liability portfolio.

The finance and investment committee of our board of directors establishes our investment guidelines and selects our investment managers. The finance and investment committee of our board of directors may waive or amend the provisions of our investment guidelines. The finance and investment committee also regularly monitors the performance of our investment managers and periodically reviews and amends our investment guidelines in light of prevailing market conditions. Based on fair values as of December 31, 2010, the allocation of invested assets was 95.2% in cash and fixed maturities and 4.8% in other investments.

Fixed Maturities Investments

Our fixed maturities portfolio is managed by nine independent investment managers. Our fixed maturities investments portfolio comprises high quality, liquid securities. As of December 31, 2010, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA, an average duration of approximately 4.7 years and an average book yield to maturity of 3.22%. Including cash and cash equivalents, the average duration was approximately 4.2 years as of December 31, 2010.

At the time of the Amalgamation, Max and Harbor Point had different investment guidelines. During the second half of 2010, we harmonized the fixed maturities guidelines. As of January 1, 2011, we have uniform guidelines and a uniform investment strategy. Our guidelines emphasize high credit quality, diversification and preservation of principal.

Under our fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum credit rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. In addition, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments.

Two of our investment managers (managing approximately 2.3% of our invested assets by fair value at December 31, 2010) follow an opportunistic strategy. This strategy includes the purchase of securities below investment-grade and securities trading at deep discounts. Each manager has separate and distinct investment guidelines which emphasize diversification and preservation of principal and which limit the investment managers to specific market opportunities. The opportunistic portfolios are required to have an average credit rating of B2/B or better. Investments in derivatives and other leverage instruments are strictly prohibited in our opportunistic portfolios.

For certain of our fixed income securities we employ a strategy to hold the securities to maturity. These securities are principally of long duration and generally match the more predictable cash flow requirements of our long term liabilities.

Our cash and fixed maturities investments, excluding those which are being held to maturity, provide liquidity for day-to-day operations. We believe that we will be able to satisfy our foreseeable cash needs from our cash and available for sale fixed maturities investments, and we maintain significant cash and cash equivalent balances to reduce the likelihood of needing to sell fixed maturities investments before maturity.

Our fixed maturities investments are held by three different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes that are certified annually.

Additional information about our fixed maturities investments can be found in Note 3 to our audited consolidated financial statements included herein.

Other Investments

Other investments principally comprise our investments in hedge funds (the “hedge fund portfolio”) along with investments in catastrophe bonds and structured deposits. Our target allocation to other investments is up to 7% of total invested assets. Based on fair values as of December 31, 2010, approximately 3.7% of our investment portfolio was invested in our hedge fund portfolio.

Our hedge fund portfolio investments are invested in accordance with our investment guidelines, which currently mandate, among other things, that:

•	at least five distinct hedge fund investment strategies must be employed at all times;

•	no more than 5.0% of the fair value of the hedge fund portfolio may be invested in any single underlying hedge fund;

•	no more than 10.0% of the fair value of the hedge fund portfolio may be allocated to any single hedge fund manager; and

•

monthly or quarterly liquidity must be available on 80.0% or more, by fair value, of the aggregate active hedge fund investments in our hedge fund portfolio, unless revised by the finance and investment committee.

As of December 31, 2010 and 2009, the distribution of the hedge fund portfolio by investment strategy was:

	As of December 31,
	2010		2009
	Fair Value	Allocation %	Fair Value	Allocation %
	(in thousands)		(in thousands)
Distressed securities	$35,815	12.2%	$62,897	20.1%
Diversified arbitrage	27,892	9.5	34,503	11.1
Emerging markets	13,044	4.4	26,211	8.4
Event driven arbitrage	30,175	10.2	41,724	13.4
Fixed income arbitrage	—	—	14,351	4.6
Fund of funds	42,849	14.6	—	—
Global macro	49,700	16.9	34,299	11.0
Long/short credit	10,037	3.4	9,426	3.0
Long/short equity	82,065	27.9	85,901	27.5
Opportunistic	2,680	0.9	2,765	0.9

Total hedge funds	$294,257	100.0%	$312,077	100.0%

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

Diversified Arbitrage. This strategy typically entails simultaneously pursuing a variety of market-neutral strategies such as convertible arbitrage and event-driven arbitrage. Managers are able to allocate resources opportunistically to the strategies that are perceived as offering the greatest potential for returns in any given environment.

Emerging Markets. Emerging market funds seek to generate returns by employing analysis of emerging market countries and investing in government and corporate securities of emerging market countries.

Event-Driven Arbitrage. This strategy typically entails the purchase of securities of a company involved in a significant corporate event. Funds may employ strategies such as merger arbitrage, capital structure arbitrage, reorganizations and invests in the debt and/or equity instruments of a company with a defined catalyst.

Fixed Income Arbitrage. Principal trading activities include making arbitrage trades based on aberrations in the yield curve, credit spreads or between sectors in the fixed maturities market, such as between mortgage backed securities and asset backed securities.

Fund of Funds. The fund of funds may invest across a variety of underlying hedge fund investment strategies.

Global Macro. This strategy typically participates in directional or relative value trading of bonds, stocks and currencies in an attempt to take advantage of perceived changes in macroeconomic conditions.

Long/Short Credit. This strategy seeks opportunities to invest primarily in high grade, high yield and distressed fixed maturities based on the identification of imbalance in valuation and capital allocation across credit ratings, industry sectors and geographic regions.

Long/Short Equities. This strategy deploys capital long and short, taking views across companies and sectors based on the perceived fundamentals of those securities. Returns are generated through superior stock selection based upon fundamental analysis.

Merger Arbitrage. This strategy typically entails the simultaneous purchase of common stock of a company being acquired or merged and a short sale of the common stock of the acquiring company.

Opportunistic. The strategy seeks to take advantage of temporarily dislocated securities by deploying capital across different assets classes based on the current opportunity set.

We may from time to time invest in catastrophe-linked securities, or catastrophe bonds. Catastrophe bonds are generally privately placed fixed income securities for which all or a portion of the repayment of the principal is linked to catastrophic events. As of December 31, 2010, we held $47.2 million in catastrophe bonds, which earn interest at variable interest rates ranging from 3.7% to 14.6% and which mature at various dates between May 24, 2011 and June 6, 2013. The redemption value of the catastrophe bonds will adjust based on the occurrence of covered events, such as windstorms and earthquakes, across a number of geographic regions, including Japan, Europe, Mexico and the United States. We underwrite and model these securities using the same tools and techniques used to evaluate our traditional property catastrophe reinsurance business assumed. The maximum possible loss to us is limited to the value of our investment.

We hold convertible bond securities within our available for sale fixed maturities portfolio, and we may use other derivative instruments, including interest rate swaps, swaptions, futures, futures call and put options, to adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio.

Additional information about our hedge fund portfolio and other investments can be found in Item 7—Management’s Discussion and Analysis—Financial Condition and Note 3 and Note 4 to our audited consolidated financial statements included herein.

Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries, as set forth in the table below, from each of A.M. Best Company, or A.M. Best, Fitch Inc., or Fitch, Moody’s Investor Services, Inc., or Moody’s, and Standard and Poor’s Ratings Services, or S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Alterra. The Syndicates share the Lloyd’s market ratings.

As of December 31, 2010 we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A(excellent) (1)(2)	A (strong) (1)	A3 (3)	A- (1)(2)
Outlook on financial strength rating	Stable (1)(2)	Stable (1)	Stable (3)	Positive (1)(2)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Re Europe, Alterra Insurance Europe, Alterra America and Alterra E&S.
(2)	Applicable to Alterra Re USA.
(3)	Applicable to Alterra Bermuda.

Administration

We provide most of our own management and administrative services. We manage and administer the claims activity associated with our insurance and reinsurance operations and utilize both internal resources and external experts to assist with the settlement of claims and establishment of reserves. Our underwriters, actuaries and financial staff assist our claims personnel in performing traditional claims tasks such as monitoring claims and reserving. In addition, when we write highly specialized business, we from time to time hire third-party claims specialists to assist in evaluating loss exposure and establishing reserving practices and claims-paying procedures.

In connection with the administration of the life and annuity benefit payments of our clients’ primary insureds that are covered on certain reinsurance transactions, we and our client may select an independent third- party claims administrator. We and our client then enter into a contract with the third-party administrator that will typically contain a provision requiring a significant amount of advance notice in order to terminate the contract. We are responsible for the loss and benefit payment expense charged by the third party administrator.

We outsource some administrative functions to third parties that can provide levels of expertise in a cost-efficient manner that we cannot provide internally. Outsourced functions include investment management services, investment accounting services, information systems development and tax preparation and advice.

Regulation

The principal jurisdictions of our operations are Bermuda, Ireland, the United Kingdom and the United States.

Bermuda

The insurance and reinsurance industry in Bermuda is regulated by the Bermuda Monetary Authority, or BMA. Alterra Bermuda is regulated by the BMA under the Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Alterra Bermuda and grants to the BMA powers to supervise, investigate and intervene in the affairs of Bermuda reinsurance and insurance companies. Alterra Bermuda is required to prepare annual statutory financial statements, file an annual statutory financial return and file an annual capital and solvency return, which includes the company’s risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business and a schedule of risk management.

Under the Bermuda Insurance Act, Alterra Bermuda’s property and casualty business is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus. If a company fails to maintain or meet the control level, various degrees of regulatory action may be taken by the BMA. Recent amendments to the Bermuda Insurance Act are also expected to result in a higher minimum capital requirement for Alterra Bermuda’s long-term life and annuity reinsurance business. In addition, in an effort to achieve equivalency with European Union regulators under the Solvency II Directive, the BMA has introduced regulations that implement a group supervision regime and enhance the capital and solvency framework applicable to the Company.

Alterra Bermuda will be subject to the Insurance Code of Conduct, which we refer to as the Insurance Code, which establishes duties and standards that must be complied with by all insurers registered under the Insurance Act and which is expected to become effective June 30, 2011. Non compliance with the Insurance Code could result in intervention by the BMA. The BMA also monitors each insurer’s compliance with the Insurance Code and may use it as a factor in calculating the applicable operational risk charge in accordance with that insurer’s risk-based capital model.

Pursuant to the Bermuda Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our common shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA has the power to object to a person holding 10% or more of our common shares if the BMA determines that the person is not fit and proper. In such a case, the BMA may require the holder to reduce their shareholding and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable.

In addition, our Bermuda domiciled entities are each required to comply with the provisions of the Companies Act 1981 of Bermuda, which we refer to as the Bermuda Companies Act. The Bermuda Companies Act regulates, among other things, the payment of dividends and making of distributions from contributed surplus.

Ireland

The insurance and reinsurance industry in Ireland is regulated by the Central Bank of Ireland, or CBI. Our Irish operating subsidiaries, Alterra Insurance Europe and Alterra Re Europe, are subject to regulation by the CBI under a variety of Irish rules and regulations. Alterra Insurance Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2010 as amended, regulations promulgated thereunder and directions and guidelines, and codes of conduct, issued by CBI, which we refer to collectively as the Insurance Acts and Regulations. Alterra Re Europe must comply with the European Communities (Reinsurance) Regulations, 2006 and rules made thereunder, regulations relating to reinsurance business promulgated under the European Communities Act 1972, and insofar as relevant to reinsurance, the Insurance Acts and Regulations.

Alterra Insurance Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Alterra Re Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin as provided for in the European Communities (Reinsurance) Regulations, 2006. Assets constituting statutory reserves must comply with certain principles, including obligations to diversify the assets, to secure sufficiency, liquidity, security, quality, profitability and currency matching of investments. Statutory reserves must be actuarially certified annually.

Anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposed to decrease or increase that holding to specified levels, must first notify the Irish Regulatory Authority of their intention to do so. Any Irish authorized insurance company that becomes aware of any acquisitions or disposal of its capital involving the specified levels must also notify the Irish Regulatory Authority. The specified levels are 20%, 33% and 50% or such other level or ownership that results in the company becoming the acquiror’s subsidiary within the meaning of article 20 of the European Communities (non-Life Insurance) Framework Regulations 1994. The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquiror in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.” As a result of these restrictions, no person, corporation or entity is permitted to acquire control of Alterra, Alterra Insurance Europe, Alterra Re Europe or any intermediary company unless such person, corporation or entity has obtained the prior approval of the CBI.

United Kingdom and Lloyd’s

The financial services industry in the United Kingdom is regulated by the Financial Services Authority, or FSA. The FSA regulates insurers, insurance intermediaries and Lloyd’s. The FSA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated and, to minimize duplication, the FSA has arrangements with Lloyd’s for co-operation on supervision and enforcement.

The Lloyd’s market permits its members to underwrite insurance and reinsurance risks through Lloyd’s syndicates. Members of Lloyd’s may participate on a syndicate for one or more underwriting years by providing capital to support the syndicate’s underwriting activities. All syndicates are managed by managing agents that receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates.

We participate in the Lloyd’s market through the Syndicates. Alterra at Lloyd’s was the managing agent for each of the Syndicates up until December 31, 2010. Effective January 1, 2011, management of Syndicates 2525 and 2526 was transferred to an unaffiliated third party, with Alterra at Lloyd’s continuing to be the managing agent for Syndicate 1400. The Alterra Corporate Capital Vehicles are corporate members of Lloyd’s and participate in the underwriting years of the Syndicates for which they are a member. By entering into a membership agreement with Lloyd’s, the Alterra Corporate Capital Vehicles have undertaken to comply with all byelaws and regulations of Lloyd’s as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000. The Syndicates, as well as the Alterra Corporate Capital Vehicles, Alterra at Lloyd’s and their directors, are subject to the Lloyd’s regulatory regime.

Both the FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. The FSA requires that Alterra at

Lloyd’s, as the managing agent of the Syndicates, carry out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. This assessment, known as an individual capital assessment, is reviewed and may be challenged by Lloyd’s. Beginning January 1, 2011, the obligations of Alterra at Lloyd’s as a managing agent of the Syndicates were applicable only to Syndicate 1400.

During 2011, the United Kingdom intends to introduce legislation to create a new prudential regulatory authority, the PRA, and a new consumer protection and markets authority, the CPMA, and transfer regulatory responsibility to them. Responsibility for the prudential regulation of insurers will be transferred to the PRA. Responsibility for the regulation of the conduct of business of insurers will be transferred to the CPMA. The United Kingdom intends for the PRA and the CPMA to be fully operational by the end of 2012.

United States

Alterra Re USA is domiciled in Connecticut and is licensed or accredited to provide reinsurance in all 50 states and the District of Columbia. The principal insurance regulatory authority of Alterra Re USA is the Connecticut Department of Insurance. Alterra Re USA is also subject to regulation by all state insurance departments and under all applicable state insurance laws.

Alterra E&S is domiciled and licensed in Delaware as a property and casualty insurer and does not hold insurance certificates of authority in any other jurisdiction. Notwithstanding the foregoing, Alterra E&S is listed or authorized as an eligible surplus lines insurer in 49 other U.S. states along with Puerto Rico and the U.S. Virgin Islands. The principal insurance regulatory authority of Alterra E&S is the Delaware Department of Insurance. Alterra E&S is also subject to regulation as an eligible surplus lines insurer by state insurance departments and under applicable state insurance laws in each jurisdiction in which it is listed or authorized.

Alterra America is domiciled in Delaware and is admitted as a licensed insurer in all 50 states and the District of Columbia. The principal insurance regulatory authority of Alterra America is the Delaware Department of Insurance. Alterra America is also subject to regulation by all state insurance departments and under all applicable state insurance laws.

Alterra Re USA, Alterra E&S and Alterra America are subject to the laws and regulations of their respective state of domicile, as well as any other state in the United States where they conduct business. In states where the companies are admitted, the companies must comply with all insurance laws and regulations, including rate and form requirements, maintenance of minimum levels of statutory capital, surplus and liquidity and solvency standards. They are also required to submit to periodic examinations of their respective financial condition, including risk-based capital standards based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners. These laws and regulations also sometimes restrict payments of dividends, reductions of capital and/or the ability to make certain investments.

Alterra, an insurance holding company, may be subject to regulation under the Delaware and Connecticut insurance holding company system laws, as well as those of one or more additional states. These laws and applicable regulations require periodic disclosure concerning stock ownership and prior approval of certain intercompany transactions within the holding company system. Furthermore, no person, corporation or other entity is permitted to acquire control of Alterra, Alterra Re USA, Alterra E&S, Alterra America or any intermediary company unless such person, corporation or entity has obtained the prior approval of the Delaware and/or Connecticut Insurance Commissioner. For purposes of the Delaware and Connecticut insurance holding company system laws, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company or any of its parent companies is presumed to have acquired “control” of that company.

Other Jurisdictions

As a global provider of specialty insurance and reinsurance, the Company must comply with various regulatory requirements in jurisdictions where we provide coverage or have activities in addition to the principal jurisdictions discussed above. For example, Alterra Re Europe and Alterra at Lloyd’s must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations, and Alterra Insurance Europe must comply with applicable German and Swiss regulatory requirements in connection with its activities in those countries.

In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements governing credit for reinsurance in other jurisdictions in which its ceding companies are located. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurer. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if certain prescribed security arrangements are made. Because Alterra Bermuda is not licensed, accredited or approved in any jurisdiction other than Bermuda, in certain instances our reinsurance customers require Alterra Bermuda to provide a letter of credit or enter into other security arrangements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports and the Proxy Statement for our Annual General Meeting of Shareholders are made available, free of charge, on our web site, http://www.alterracap.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, our Code of Business Conduct and Ethics is available on our web site.

ITEM 1A.	RISK FACTORS

Any of the following risk factors could cause our actual results to differ materially from historical results or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.

Risks Related to Our Business

Our losses and loss adjustment expenses and benefits may exceed our loss and benefit reserves, which could significantly increase our liabilities and reduce our net income and could have a significant and negative effect on our financial condition and results of operations.

Our success depends on our ability to assess accurately the risks associated with the business that we insure and reinsure. If we fail to assess these risks accurately, or if events or circumstances cause our estimates to be incorrect, we may not establish appropriate premium rates and our reserves may be inadequate to cover our losses and benefits. If our actual claims experience is less favorable than our underlying assumptions, we will be required to increase our liabilities, which will reduce our net income and could have a significant and negative effect on our financial condition and results of operations.

Reserves are actuarial and statistical projections at a given point in time of what we ultimately expect to pay on claims and benefits, based on facts and circumstances then known, estimates of future trends in claim frequency and severity, mortality and other variable factors such as inflation. Our actual losses and benefits may deviate, perhaps substantially, from the reserve estimates contained in our financial statements. Reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on the original underwriting decisions made by ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer to the ultimate resolution or settlement of the loss.

The failure of any of the loss limitation methods we employ could have a significant and negative effect on our financial condition and results of operations.

We seek to mitigate our loss exposure through a variety of methods. We write many of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against a specified amount of losses in excess of a specified amount. We also seek to limit our loss exposure by diversifying our business by class of business and type of peril and by using geographic zone limitations. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Many of our insurance and reinsurance contracts include loss limitation features that may not be enforceable in the manner that we intend, such as exclusions from coverage and choice of coverage provisions. In addition, many of our reinsurance contracts do not contain aggregate loss limits, which means that there is no contractual limit to the amount of losses that we may be required to pay pursuant to such reinsurance contracts. The failure of any our loss limitation methods could have a significant and negative effect on our financial condition and results of operations.

Our ability to write insurance and reinsurance is affected by cyclical trends and by global economic conditions and fluctuations in interest rates.

The property and casualty insurance and reinsurance industry has historically been affected by cyclical trends. Demand for property and casualty insurance and reinsurance is influenced significantly by underwriting results and prevailing general economic and market conditions, all of which affect insurance and reinsurance premium rates and the amount of risk that companies and insurers elect to retain. The supply of property and casualty insurance and reinsurance is directly related to the levels of surplus available to support assumed business that, in turn, may fluctuate in response to changes in rates of return on investments being realized in the insurance and reinsurance industry, the frequency and severity of losses and prevailing general economic and market conditions. The cyclical trends in the property and casualty insurance and reinsurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including what we believe to be a trend of courts to grant increasingly larger awards for certain types of damages, natural disasters, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds and primary insurance companies. We cannot predict with accuracy whether market conditions will remain constant, improve or deteriorate. Adverse market conditions may lead to a significant reduction in property and casualty premium rates, less favorable policy terms and/or less premium volume.

A downgrade or withdrawal of any of our ratings may significantly and negatively affect our ability to implement our business strategy successfully.

Companies, insurers and reinsurance and insurance intermediaries use financial ratings as an important means of assessing the financial strength and quality of insurers and reinsurers. An unfavorable rating or the lack of a rating of its insurer or reinsurer may adversely affect the rating of a company purchasing insurance or reinsurance.

The ratings assigned by rating agencies to insurance and reinsurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. For the financial strength of each of our principal operating subsidiaries, please see Item 1, “Business—Our Ratings.” To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance and reinsurance contracts, some existing contracts may be terminated, we could incur higher borrowing costs and our ability to access the capital markets could be negatively impacted. A downgrade or withdrawal of any of our ratings by an independent rating agency would significantly and negatively affect our ability to implement our business strategy successfully.

Our results of operations and financial condition could be adversely affected by the occurrence of catastrophes.

We have substantial exposure to unexpected losses resulting from natural and man-made catastrophes. Catastrophes can be caused by various unpredictable events, including hurricanes, earthquakes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters, including acts of terrorism. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a significant and negative effect on our results of operations and financial condition.

Many scientists believe that in recent years changing climate conditions have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. For example, in recent years, hurricane activity has affected areas further inland than previously experienced, which has expanded hurricane exposures for insurers and reinsurers. The catastrophe modeling tools that insurers and reinsurers use to help manage catastrophe exposures are based on assumptions and judgments that rely on historical trends, are subject to error and may produce estimates that are materially different from actual results. Changing climate conditions could cause catastrophe models to be even less accurate, which could limit our ability to effectively manage catastrophe exposures.

Competitors and/or consolidation in our industry may make it difficult for us to write business effectively and profitably.

The property and casualty insurance and reinsurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate with the risk being assumed;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with insurance and reinsurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and administrative activities; and

•	experience in the particular line of insurance or reinsurance to be written.

We compete directly with numerous independent insurance and reinsurance companies, captive insurance companies, subsidiaries or affiliates of established and newly formed insurance companies, reinsurance departments of primary insurance companies, government sponsored reinsurance pools and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide reinsurance competitors include many larger companies with higher ratings and greater credit capacity than we have.

Further, our ability to compete may be harmed if our competitors consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business and net income would decrease. If our industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Any of the foregoing could significantly and negatively affect our business and our results of operations.

The effect of emerging claim and coverage issues could have a material adverse effect on our business.

As industry practices and legal, judicial and social conditions change, unexpected issues related to claims and coverage may emerge. Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not become apparent until many years after we issue insurance or reinsurance contracts affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. Emerging claims and coverage issues could have a material adverse effect on our business.

A limited number of insurance and reinsurance brokers account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business or the consolidation of these brokers, could have a significant and negative effect on our business and results of operations.

Most of our insurance and reinsurance business is placed through brokers worldwide. A significant volume of our premiums is produced through a limited number of insurance and reinsurance brokers. During the years ended December 31, 2010, 2009 and 2008, the top three independent producing brokers accounted for 22%, 14% and 13%; 25%, 11% and 7%; and 18%, 16% and 10%, respectively, of property and casualty gross premiums written. Insurance and reinsurance brokers may consolidate in the future, which could adversely affect our ability to access business and distribute our products. Loss of all or a substantial portion of the business provided through one or more of these brokers, or the consolidation of these brokers, could have a significant and negative effect on our business and results of operations.

The involvement of reinsurance brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the ceding insurers that have reinsured a portion of their liabilities with us. Although the law is unsettled and depends upon the facts and circumstances of any particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, consistent with the industry, we assume a degree of credit risk associated with brokers with whom we do business; however, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

Reinsurance and retrocessional reinsurance may not be available at all or on acceptable terms, which could adversely impact our ability to write new business or mitigate the effect of large or multiple losses.

We purchase reinsurance and retrocessional reinsurance in order to mitigate the effect of large and multiple losses. A reinsurer’s insolvency or inability or refusal to make payments under the terms of its reinsurance or retrocessional agreement with us could adversely affect us because we remain liable to our client irrespective of our reinsurance or retrocessional reinsurance.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance and retrocessional reinsurance that they consider adequate for their business needs. Accordingly, we may be unable to obtain desired amounts of reinsurance or retrocessional reinsurance. In addition, even if we are able to obtain such reinsurance or retrocessional reinsurance, we may not be able to negotiate appropriate or acceptable terms or obtain reinsurance or retrocessional reinsurance from entities with satisfactory creditworthiness. If we fail to obtain reinsurance or retrocessional reinsurance at all or on acceptable terms, our capacity to underwrite new business may be limited. If we purchase reinsurance or retrocessional reinsurance but are unable to collect, we may have difficulty mitigating the effect of large or multiple losses which, in turn, could have a significant and negative effect on our business, results of operations and financial condition.

We could be adversely affected by the loss or one or more members of our senior management or other key personnel.

Our future success depends to a significant extent on the efforts of our senior management and other key personnel to implement our business strategy. We do not currently maintain key man life insurance with respect to any of our senior management.

Under Bermuda law, non-Bermudians, other than spouses of Bermudians and holders of permanent resident’s certificates or working resident’s certificates, may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed only upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate meets the minimum standards reasonably required by the employer and has applied for the position. In addition, the Bermuda government limits the term of work permits to six years, subject to certain exemptions for key employees.

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

The integration of new operations may expose us to operational risks.

Over the past several years we have grown through acquisitions and by expanding our lines of business. Acquisitions involve numerous risks, including operational, strategic and financial risks such as potential liabilities associated with the acquired business. We may experience difficulties in integrating an acquired company, which could adversely affect the acquired company’s performance or prevent us from realizing anticipated synergies, cost savings and operational efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Expanding our lines of business, expanding our geographic reach and entering into joint ventures or partnerships also involve operational, strategic and financial risks, including retaining qualified management and implementing satisfactory budgetary, financial and operational controls. Our failure to manage successfully these risks may adversely affect our financial condition, results of operations or business or we may not realize any of the intended benefits.

We may require additional capital and credit in the future, which may not be available to us on satisfactory terms or at all.

We need liquidity to pay our operating expenses, interest on our debt and dividends. To the extent that we experience significant losses from our operations or funds generated by our ongoing operations are insufficient to fund our operating expenses, we may need to raise additional capital. The worldwide financial markets have experienced significant volatility and disruption for the last few years, which may reduce our access to the equity and debt markets and make raising capital on satisfactory terms difficult or impossible. Our access to funds under our existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may fail or may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The banking industry also has experience significant consolidation in the past few years, which could lead to increased reliance on and exposure to particular institutions. Our inability to obtain adequate capital and credit could have a significant and negative effect on our business, results of operations and financial condition.

We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations fails.

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various U.S. depository institutions. We also maintain cash balances in foreign banks and institutions. If one or more of these financial institutions fails, our ability to access cash balances might be temporarily or permanently limited, which could have a significant and negative effect on our results of operations, financial condition and cash flows.

Currency fluctuations could result in exchange losses and our failure to effectively manage our multiple currency assets or liabilities could significantly and negatively affect our results of operations and financial condition.

A portion of our investments, insurance and reinsurance liabilities and insurance and reinsurance assets are denominated in currencies other than U.S. dollars. We purchase fixed maturities denominated in the currencies of the relevant insurance and reinsurance liabilities to manage our multiple currency exposures. We monitor those assets and liabilities to reduce our exposure to currency risk; however, mismatches in multiple currency assets and liabilities may give rise to currency losses that could significantly and negatively affect our results of operations and financial condition.

We publish our consolidated financial statements in U.S. dollars. As a result, fluctuations in exchange rates used to convert other currencies, particularly the Euro and British pound, into U.S. dollars will impact our results of operations and financial condition from year to year.

Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms could significantly and negatively affect our ability to implement our business strategy.

Our principal reinsurance operations are conducted by our companies licensed and operated in Bermuda, Ireland, the United States and the United Kingdom. Many jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted reinsurers, such as Alterra Bermuda, Alterra Re Europe and Alterra Re USA, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance clients typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2010, we had three U.S. dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $350.0 million available subject to certain conditions. As of December 31, 2010, we had $908.0 million in letters of credit outstanding under these facilities. We also had two GBP denominated letter of credit facilities totaling GBP 90.0 million ($140.5 million) supporting our Funds at Lloyd’s commitments and our underwriting activity at Alterra Re UK. As of December 31, 2010, we had GBP 70.1 million ($109.5 million) in letters of credit outstanding under these facilities. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms when necessary could significantly and negatively affect our ability to implement our business strategy.

Our results of operations may fluctuate significantly from period to period and may not be indicative of our long-term prospects.

Our results of operations may fluctuate significantly from period to period. These fluctuations result from a variety of factors, including the seasonality of the insurance and reinsurance business, the volume and mix of insurance and reinsurance products that we write, loss experience on our insurance and reinsurance contracts, the performance of our investment portfolio and our ability to assess and integrate our risk management strategy effectively. In particular, we seek to underwrite business and make investments to achieve long-term results. As a result, our short-term results of operations may not be indicative of our long-term prospects.

We are a holding company that depends on the ability of our subsidiaries to pay dividends.

Alterra is a holding company and does not have any significant operations or assets other than its ownership of the shares of its subsidiaries. Dividends and other permitted distributions from our subsidiaries are our primary source of funds to meet ongoing cash requirements, including future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance and reinsurance subsidiaries are subject to significant regulatory restrictions that limit their ability to declare and pay dividends. For example, Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012. In addition, certain of Alterra Bermuda’s credit facilities prohibits Alterra Bermuda from paying dividends at any time that Alterra’s shareholders’ equity or Alterra Bermuda’s shareholders’ equity is less than a specified amount, as well as in certain other circumstances. The inability of our insurance and reinsurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability meet our debt service obligations and to pay dividends to our shareholders.

The payment of dividends and making of distributions by Bermuda legal entities are limited under Bermuda law. Alterra Bermuda is prohibited from declaring or paying dividends if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda regulatory authority. Further, Alterra Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus unless it files with the Bermuda regulatory authority an affidavit stating that it will continue to meet its solvency margin or minimum liquidity ratio. Alterra Bermuda must obtain the Bermuda regulatory authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. In addition, as a long-term insurer, Alterra Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund exceeds the liabilities of the insurer’s long-term business by the amount of the dividend and at least the $250,000 prescribed minimum solvency margin.

Our failure to comply with covenants contained in our indentures or our credit facilities could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.

We currently guarantee the senior notes issued by certain of our subsidiaries. The indentures governing those senior notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, each of our credit facilities requires us and/or certain of our subsidiaries to comply with certain covenants, including the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or credit facilities, which could result in us being required to repay the notes or any amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.

Risks Related to Our Investments

Changes in market interest rates and general economic conditions could have a significant and negative effect on our investment portfolio, investment income and results of operations.

Our operating results depend in part on the performance of our investment portfolio. Our investments are subject to market wide risks and fluctuations. Increasing market interest rates reduce the value of our fixed maturities, and we may realize a loss if we sell fixed maturities whose value has fallen below their acquisition cost. Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new investments that may yield less than our investment portfolio’s average rate of return. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We attempt to mitigate interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio; however, our estimates of the duration and structure of our liability portfolio may be inaccurate and we may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity. Accordingly, changes in interest rates could have a significant and negative effect on our investment portfolio, financial condition and results of operations.

Disruptions in the public debt and equity markets, including widening of credit spreads, bankruptcies and government intervention in large financial institutions, could result in significant realized and unrealized losses in our investment portfolio. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a significant and negative effect on our investment portfolio, results of operations and financial condition

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio could significantly and negatively affect our investment portfolio, results of operations and financial condition.

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio could significantly and negatively affect our investment portfolio, results of operations and financial condition. Our fixed maturities portfolio strategy investment strategy requires a minimum weighted average credit quality rating of Aa2/AA, or its equivalent from at least one internationally recognized statistical rating organization; however, the market conditions and other factors beyond our control could cause the credit quality rating of our investments to deteriorate. Deterioration of credit ratings on our fixed maturities investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit in the financial markets, we may realize a significant loss.

Our fixed maturities portfolio includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of default on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2010.

The determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. We cannot assure you that we have accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Our valuation of fixed maturity securities and hedge fund investments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity and hedge fund investments, which are reported at fair value on the consolidated balance sheet, represent the majority of our total cash and invested assets. Fair value prices for all securities in the fixed maturities portfolio are independently provided by our investment custodians, investment accounting service provider and investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian or the investment accounting service provider after an internal validation process. Investments in hedge funds comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. The units of account that are fair valued are our interest in the funds and not the underlying holdings of such funds. As a result, the inputs we use to value our investment in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the funds underlying holdings can be in various quoted and unquoted investments.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example mortgage backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a significant and negative effect on investment portfolio, financial condition and results of operations.

Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.

As of December 31, 2010, we had reduced our allocation to hedge fund investments to approximately 3.7% of total invested assets, although our investment guidelines permit us to invest up to 15% of our investment portfolio in alternative investments, including hedge funds. We invest in various hedge funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. The risks associated with our hedge fund investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the hedge funds in which we invest impose limitations on the timing of withdrawals, or may suspend withdrawals for a period of time, we may be unable to withdraw our investment from a particular hedge fund on a timely basis. Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.

The failure of our investment managers to perform their services effectively could significantly and negatively affect our ability to conduct business.

We have entered into investment management agreements with a number of managers to manage our aggregate fixed maturities portfolio. Additionally, each underlying hedge fund manager for our hedge fund investment portfolio has discretionary authority over the portion of our underlying hedge fund investment portfolio that it manages. As a result, the aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers, and the investment managers of each underlying hedge fund, to select and manage appropriate investments. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives could significantly and negatively affect our ability to conduct our business.

Risks Related to Regulation of Our Company

The regulatory systems under which we operate, and potential changes thereto, could have a significant and negative effect on our business.

Our insurance and reinsurance subsidiaries operate in numerous countries around the world as well as in all 50 U.S. states. The insurance and reinsurance industry is generally heavily regulated, and our operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require these companies to maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends and reductions of capital. Our insurance and reinsurance subsidiaries also are subject to laws and regulations that may restrict the ability of these companies to write insurance and reinsurance policies, make certain investments and distribute funds.

In recent years, the insurance regulatory environment has become subject to increased scrutiny in many jurisdictions. In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), one of the most sweeping financial reforms in decades. The legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States. Among other things, the Dodd-Frank Act created the Federal Insurance Office to be located within the U.S. Treasury department, with the authority to monitor nearly all aspects of the insurance industry and changes the regulatory framework for non-admitted insurance and reinsurance. In April 2009, the European Union parliament adopted the Solvency II Directive, which enhances the capital and solvency framework applicable to insurance and reinsurance companies. When this regulation becomes effective, we expect that it will substantially increase the level of regulation on our European operations, including Alterra Insurance Europe, Alterra Re Europe and Alterra at Lloyd’s. In an effort to achieve equivalency with the Solvency II Directive, the Bermuda Monetary Authority has recently enacted regulations that will enhance the capital and solvency framework to ensure that insurers maintain adequate capital and liquidity levels proportionate to the insurer’s risk profile and require additional financial and other disclosure. We expect that this regulation will substantially increase the level of regulation on Alterra Bermuda. The Bermuda Monetary Authority also is enacting a group solvency framework that could enhance the required capital and solvency of the Company as a whole. In addition, the National Association of Insurance Commissioners, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators regularly reexamine existing laws and regulations.

The costs of compliance with any new legal requirements could have a significant and negative effect on our business and we may not be able to comply fully with, or obtain desired exemptions from, new laws and regulations that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

Certain of our subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

All of our insurance and reinsurance subsidiaries are subject to minimum capital and surplus requirements. In the United States, our insurance and reinsurance operating companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws. The risk-based capital standards, or RBC standards, are based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC. Alterra Bermuda is subject to risk-based capital standards and other minimum capital and surplus requirements imposed by the Bermuda Monetary Authority under Bermuda law. Alterra Insurance Europe and Alterra Re Europe are required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin as provided for under Irish law.

Alterra at Lloyd’s underwriting activities are regulated by the FSA as well as being subject to the Lloyd’s “franchise.” Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. The FSA requires that the managing agent of the Syndicates carry out a capital assessment of the Syndicates in order to determine whether any additional capital should be held by the Syndicates on account of any particular risks arising from its business or operational infrastructure. Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation. Regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. The FSA requires Lloyd’s to satisfy an annual solvency test and to maintain solvency on a continuous basis. The solvency position of each member, and of Lloyd’s as a whole, is monitored on a regular basis.

Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including limitations on our writing additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.

Political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to substantial scrutiny by governmental authorities worldwide. Regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities seem to be interested in the potential systemic risks posed by the insurance and reinsurance industry as a whole. We cannot predict the exact nature, timing or scope of possible governmental initiatives, however, we believe it is likely there will be increased regulatory intervention in our industry in the future and these initiatives could adversely affect our business. For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator or financial industry systemic risk regulator;

•

revise tax laws, including a potential change to U.S. tax laws to disallow or limit the current tax deductions for reinsurance premiums paid by our U.S. subsidiaries to our Bermuda subsidiary for reinsurance protections it provides to our U.S. subsidiaries; or

•	disproportionately benefit the companies of one country over those of another.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders’ equity and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models, which could introduce significant volatility in the earnings of insurance industry participants. Furthermore, rules relating to certain accounting practices in the insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported operating results and financial condition of the industry or particular market participants.

Risks Related to Our Common Shares

Our common shares are subject to limitations on transfer and voting rights.

Under our bye-laws, our board of directors is authorized to decline to register any transfer of our common shares if they determine that such transfer would result in adverse tax, regulatory or legal consequences to us or any shareholder or if such transfer would result in any U.S. shareholder owning, directly or indirectly, 9.5% or more of our common shares. In addition, under our bye-laws, if our board of directors determines that ownership of any of our common shares may result in adverse tax, regulatory or legal consequences to us or any shareholder or if such ownership would result in any U.S. shareholder owning, directly or indirectly, 9.5% or more of our common shares, we may repurchase the common shares. We are authorized to request information from any holder or prospective acquiror of our common shares as necessary to effect registration of any such transaction and may decline to register any such transaction if complete and accurate information is not received as requested.

In addition, our bye-laws generally provide that any U.S. shareholder owning, directly or by attribution, 9.5% or more of our common shares will have the voting rights attached to such common shares reduced such that the common shares will constitute less than 9.5% of the voting power of all of our common shares. Because of the attribution provisions of the Internal Revenue Code, this requirement may have the effect of reducing the voting rights of a shareholder whether or not that shareholder directly holds of record 9.5% or more of our common shares. Further, our board of directors has the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the board of directors discretion to disregard all votes attached to such shareholder’s common shares.

U.S. persons who own our common shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of a company to remedy a wrong done to a company where the act complained of is alleged to be beyond the corporate power of a company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

There are anti-takeover provisions contained in our bye-laws that could impede an attempt to replace or remove our management or delay or prevent the sale of our Company, which could diminish the value of our common shares.

Our bye-laws contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable. For example, they may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future. For example, provisions in our bye-laws that could delay or prevent a change in management or change in control include:

•	the board is permitted to issue preferred shares and to fix the price, rights, preferences, privileges and restrictions of the preferred shares without any further vote or action by our shareholders;

•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	shareholders have limited ability to remove directors;

•

in order to nominate directors at shareholder meetings, shareholders must own a minimum percentage of our common shares, provide advance notice and furnish certain information with respect to the nominee and any other information as may be reasonably required by the Company;

•	the total voting power of any U.S. shareholder owning 9.5% or more of our common shares is automatically reduced to less than 9.5% of the total voting power of our capital stock;

•

if the board determines that the ownership of our common shares by any person may result in adverse tax, regulatory or legal consequences to us, our subsidiaries or any shareholder, then the board may, in its discretion and on behalf of the Company, purchase or assign the right to purchase all or a part of the common shares held by such person at fair market value (as defined in our bye-laws); and

•

the board, in its discretion, may decline to register a transfer of common shares if it has reason to believe that the effect of the transfer would be to increase the total number of common shares owned by any person to 9.5% or higher, that the transfer may expose us, any subsidiary or any shareholder to adverse tax or regulatory treatment or that the registration of the transfer under any federal or state securities law or under the laws of any other jurisdiction is required and the registration has not yet been effected.

Applicable insurance laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the acquirer, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurers and any anti-competitive results that many arise from the consummation of the acquisition of control. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. subsidiaries, the insurance change of control laws of Connecticut and Delaware would likely apply to such a transaction. Under the Delaware and Connecticut insurance holding company system laws, acquiring 10% or more of the voting stock of an insurance company or any of its parent companies is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Alterra without the prior approval of the Delaware and/or Connecticut Insurance Commissioner, will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the applicable state insurance commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove a change of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Alterra may require prior notification in those that have adopted pre-acquisition notification laws.

Anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposed to decrease or increase that holding to specified levels, must first notify the Irish regulatory authority of their intention to do so. Any Irish authorized insurance company that becomes aware of any acquisitions or disposal of its capital involving the specified levels must also notify the Irish regulatory authority. The specified levels are 20%, 33% and 50% or such other level or ownership that results in the company becoming the acquiror’s subsidiary. The Irish regulatory authority has three months from the date of submission of a notification within which to oppose the proposed transaction if the Irish regulatory authority is not satisfied as to the suitability of the acquiror in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.”

Any person who becomes a holder of at least 10%, 20%, 33% or 50% of a Bermuda insurance company must notify the Bermuda regulatory authority in writing within 45 days of becoming such a holder. The Bermuda regulatory authority has the power to object to a person holding 10% or more of a Bermuda insurance company if it determines that the person is not fit and proper. In such a case, the Bermuda regulatory authority may require the holder to reduce their shareholding and may direct, among other things, that holder may not exercise their voting rights in the company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including transactions that some or all of our shareholders might consider to be desirable

Investors may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a significant portion of our assets and the assets of such persons are located in jurisdictions outside the United States. Accordingly, we have been advised that there is doubt as to whether:

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

We have also been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Further, certain remedies available under U.S. federal and state laws, including U.S. federal securities laws, may not be available under Bermuda law. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for shareholders to recover against us based upon such judgments.

Certain of our shareholders and directors may have conflicts of interest.

Certain of our shareholders and directors hold positions, engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. Certain of our directors have sponsored, and may in the future sponsor, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which compete or may in the future compete with us. They have also entered into or may in the future enter into agreements with companies that compete or may in the future compete with us. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. We may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest.

Future issuances of common shares may cause the market price of our common shares to decline.

As of December 31, 2010, we had 110,963,160 common shares outstanding. In addition, 14,097,703 common shares are issuable under currently outstanding stock options and warrants granted to employees and certain of our founders. In the future, we may also issue our securities in connection with investments or acquisitions. The issuance of substantial amounts of our common shares could cause dilution to our shareholders and could adversely affect the price of our common shares.

Risks Related to Taxation

Alterra and its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

If Alterra or any of our non-U.S. subsidiaries were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Alterra nor any of our non-U.S. subsidiaries (with certain limited exceptions), will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Alterra or any of such non-U.S. subsidiaries are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Alterra or any of such non-U.S. subsidiaries is engaged in a trade or business in the United States. Any such income or branch profits tax could materially adversely affect our results of operations.

Even if Alterra and such non-U.S. subsidiaries are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits and income (such as dividends and certain interest on investments) derived from sources within the United States. In addition, we are subject to a U.S. excise tax that is imposed on reinsurance and insurance premiums received with respect to risks or insureds located in the United States.

We might experience a material adverse effect on our results of operations if companies in our group that are incorporated outside a relevant jurisdiction are determined to be carrying on a trade or business there.

Although we operate globally, we intend to operate in such a manner that (other than in limited exceptions) our companies will not be considered resident for tax purposes or be deemed to have a permanent establishment in jurisdictions other than those of their formation. Nevertheless, tax rules and interpretations are uncertain and the operations of these companies often involve activities in higher tax jurisdictions. As a result, the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income and other taxes in that jurisdiction. Accordingly, we could incur substantial unexpected tax liabilities that could have a material adverse effect on our results of operations.

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

Passive Foreign Investment Company. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our common shares, we must not constitute a passive foreign investment company in any year in which such U.S. person is a shareholder. Those consequences could include increasing the tax liability of the investor, accelerating the imposition of the tax and causing a loss of the basis step-up on the death of the investor. In general, a non-U.S. corporation is a passive foreign investment company for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. However, passive income does not include income derived in the active conduct of an insurance business by a company that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Currently, we do not believe that we maintain financial reserves in excess of the reasonable needs of our insurance business. If, because of a change in the business plan or for any other reason, we maintain excess financial reserves, we may be characterized as a passive foreign investment company. Although Alterra’s insurance and reinsurance subsidiaries, which we refer to as the Insurance Subsidiaries, expect to engage predominantly in insurance activities that involve significant risk transfer and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, we could nonetheless be deemed to be a passive foreign investment company. We may be characterized as a passive foreign investment company if any Insurance Subsidiary engages in certain non-traditional insurance activities that do not involve sufficient transfer of risk or if any company maintains financial reserves in excess of the reasonable needs of its respective insurance business. In addition, there may be other circumstances that may cause us not to satisfy the exception for insurance companies. For example, the IRS may disagree with our interpretation of the current scope of the active insurance company exception and successfully challenge our position that we qualify for the exception. In addition, the IRS may issue regulatory or other guidance that applies on either a prospective or retroactive basis under which we may fail to qualify for the active insurance company exception. While we do not believe that we are or will be a passive foreign investment company, we cannot assure shareholders that the IRS or a court will concur that we are not a passive foreign investment company with respect to any given year. If we were treated as a passive foreign investment company, the availability of the mark to market election is uncertain for shareholders who are U.S. persons. This election may under certain circumstances mitigate the negative tax consequences of an investment in a passive foreign investment company.

Controlled Foreign Corporation. Each U.S. person who, directly, indirectly, or through attribution rules, owns 10% or more of our common shares should consider the possible application of the controlled foreign corporation rules. Each U.S. 10% shareholder of a controlled foreign corporation on the last day of the controlled foreign corporation’s taxable year generally must include in its gross income for U.S. federal income tax purposes its pro-rata share of the controlled foreign corporation’s subpart F income, even if the subpart F income has not been distributed. In general, a non-U.S. insurance company is treated as a controlled foreign corporation only if such U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s capital stock for an uninterrupted period of 30 days or more during any year. We believe that, because of the dispersion of share ownership among our shareholders and because of the restrictions in our bye-laws on ownership of our common shares, shareholders will not be subject to treatment as U.S. 10% shareholders of a controlled foreign corporation. In addition, because under our bye-laws no single shareholder is permitted to exercise 9.5% or more of the total combined voting power, we believe that our shareholders should not be viewed as U.S. 10% shareholders of a controlled foreign corporation for purposes of the controlled foreign corporation rules. We cannot assure shareholders, however, that these rules will not apply to our shareholders.

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

If a U.S. shareholder is treated as disposing of shares in a non-U.S. insurance corporation that has related person insurance income and in which U.S. persons own 25% or more of the voting power or value of the company’s capital stock, any gain from the disposition will generally be treated as dividend income to the extent of the U.S. shareholder’s portion of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. shareholder owned the shares. In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect U.S. shareholder. These rules should not apply to dispositions of our common shares because Alterra is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We cannot assure shareholders, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our common shares.

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

Under current Bermuda law, there is no income, corporate, profits, withholding, capital gains or capital transfer tax payable by Alterra or its Bermuda based subsidiaries. Each of these entities has obtained from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to any of these entities, their operations or their shares, debentures or other obligations, until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance we cannot be certain that we will not be subject to any Bermuda taxes after March 28, 2016. Our business and results of operations would be significantly and negatively affected if we were to become subject to taxes in Bermuda.

The federal insurance excise tax may apply on a cascading basis.

The IRS, in Revenue Ruling 2008-15, had formally announced its position that, absent a U.S. income tax treaty exception, the U.S. federal insurance excise tax (“FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual locally wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States, even if the FET has been paid on prior cession of the same risks. Absent a U.S. income tax treaty exception, cascading FET is applied to premiums paid to, or by, one of our non-U.S. insurance subsidiaries, at a 1% rate, even though the FET also applied on prior premium payments with respect to such risks. The legal and jurisdictional basis for application of FET remains unclear at this time; however, the IRS is actively auditing companies to enforce the imposition of cascading FET.

The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list.” However, we are not able to predict whether any changes will be made to this classification or whether any such changes will subject us to additional taxes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Book value per share	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding at the balance sheet date

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance).

Combined ratio	The combined ratio is calculated by dividing the sum of losses, acquisition costs and segment general and administrative expenses by net premiums earned. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Diluted book value per share	Diluted book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding at the balance sheet date, after considering the dilutive effects of stock-based compensation and warrants, calculated using the treasury stock method.

Excess and surplus lines insurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual or difficult to place in conventional markets due to a shortage of capacity.

General and administrative expense ratio	The general and administrative expense ratio is calculated by dividing the sum of segment general and administrative expenses by net premiums earned.

Incurred but not reported, or IBNR	Incurred but not reported reserves, which include reserves for the following:

•	Pure incurred but not reported claims;

•	Future development on known claims.

Loss ratio	The loss ratio is calculated by dividing losses by net premiums earned.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Net operating income	Net income excluding after-tax net realized and unrealized gains or losses on fixed maturities (this includes net realized and unrealized gains or losses on trading securities, net realized gains or losses on available for sale securities and changes in fair value of investment derivatives), after-tax net foreign exchange gains or losses and after-tax merger and acquisition expenses. We believe that this non-GAAP measure provides a better indication of management performance as realized and unrealized gains and losses on fixed maturities may fluctuate from period to period and foreign exchange gains and losses are typically outside the control of management. Merger and acquisition expenses are not indicative of expenses fundamental to the business and may fluctuate from period to period.

Net operating return on average shareholders’ equity	Net operating return on average shareholders’ equity is calculated by dividing the net operating income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how the company has performed in terms of wealth generated for our shareholders.

Non-admitted carrier	A non-admitted carrier is not licensed by the state, but is allowed to do business in that state. Non-admitted carriers are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without time constraints and financial costs associated with the filing process.

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing net income by the average of the beginning and ending shareholders’ equity. This non-GAAP measure allows management to assess how we have performed in terms of wealth generated for our shareholders.

ITEM 2.	PROPERTIES

We lease office space in Hamilton, Bermuda where the our principal executive office is located. Additionally, we lease office space in the United States, Ireland, the United Kingdom and other jurisdictions sufficient for the operation of our insurance and reinsurance operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2010, see Note 19 of our audited consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time party to coverage disputes, litigation and/or arbitration that arises in the normal course of our business operations. While any proceeding contains an element of uncertainty, we currently do not believe that the ultimate outcome of all outstanding coverage disputes, litigation and arbitrations will have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

In addition, two lawsuits filed in the United States District Court for The Northern District of Georgia name Alterra Bermuda as a defendant, along with approximately 100 other insurance companies and brokers. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising similar claims. The second action was filed October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment, and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. Both suits seek treble damages, jointly and severally, for the antitrust claims and single damages, punitive damages and disgorgement of profits for the other claims. The complaint of Sears Roebuck & Co. also seeks an injunction against the continuation of any conduct found to violate state fraud and deceptive practices statutes. We intend to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our consolidated financial statements as of December 31, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(A) Market Information

The principal market for the trading of our common shares is the Nasdaq Global Select Market under the symbol ALTE. The following table sets forth for the periods indicated the high and low reported sale price of our common shares on the Nasdaq Global Select Market.

	2010		2009
	High	Low	High	Low
First Quarter	$24.99	$21.24	$19.50	$13.00
Second Quarter	$23.63	$17.26	$19.47	$15.25
Third Quarter	$20.36	$17.02	$21.98	$17.16
Fourth Quarter	$22.04	$19.41	$23.69	$20.06

(B) Holders

As of January 31, 2011, the number of holders of record of our common shares was 271.

(C) Dividends

Alterra’s board of directors declared the following dividends during 2011, 2010 and 2009:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010
November 3, 2009	$0.10	November 16, 2009	November 30, 2009
August 4, 2009	$0.10	August 18, 2009	September 1, 2009
May 4, 2009	$0.09	May 18, 2009	June 1, 2009
February 10, 2009	$0.09	February 24, 2009	March 19, 2009

For our cash dividends per common share on an annual basis see Item 6—Selected Financial Data. Any determination to pay cash dividends is at the discretion of our board of directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors that our board of directors deems relevant.

Alterra’s ability to pay dividends depends on the ability of its subsidiaries to pay dividends to it. The payment of dividends and making of distributions by Bermuda legal entities are limited under Bermuda law. Alterra Bermuda is prohibited from declaring or paying dividends if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority. Further, Alterra Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus unless it files with the Bermuda Monetary Authority an affidavit stating that it will continue to meet its solvency margin or minimum liquidity ratio. Alterra Bermuda must obtain the Bermuda Monetary Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. In addition, as a long-term insurer, Alterra Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund exceeds the liabilities of the insurer’s long-term business by the amount of the dividend and at least the $250,000 prescribed minimum solvency margin. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In addition, certain of our letter of credit facilities prohibits Alterra and Alterra Bermuda from paying dividends at any time that it is in default under the respective facility, which will occur if Alterra’s shareholders’ equity or Alterra Bermuda’s shareholder’s equity is less than a specified amount as well as in certain other circumstances.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to Item 5(D) is set forth under Item 12.

(E) Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from December 31, 2005 through December 31, 2010 against the Total Return Index for the S&P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on December 31, 2005 in the stock of Alterra, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.

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

(F) Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through the market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the three months ended December 31, 2010, we repurchased 5,236,085 shares for $109.3 million. During the period from January 1, 2011 to February 18, 2011, we repurchased 5,795,650 shares for $127.1 million, including a private repurchase of 2,273,050 shares for $50.0 million. As of February 18, 2011, the aggregate amount available for share repurchases was $200.6 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	700,602	$20.55	700,602	$ 22.7 million
November 1, 2010 to November 30, 2010	1,410,000	$20.07	1,410,000	$194.4 million
December 1, 2010 to December 31, 2010	3,125,483	$21.32	3,125,483	$127.8 million

Total October 1, 2010 to December 31, 2010	5,236,085	$20.88	5,236,085	$127.8 million

ITEM 6.	SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2010 (a)	2009	2008	2007	2006
	(dollars in millions, except percentages and per share data)
Gross premiums written	$1,410.7	$1,375.0	$1,254.3	$1,078.3	$865.2
Net premiums earned	1,172.5	834.4	813.5	817.9	665.0
Net investment income	222.5	169.7	181.6	188.2	150.0
Net realized and unrealized gains (losses) on investments	16.9	81.8	(235.0)	183.8	79.0
Net income (loss)	302.3	246.2	(175.3)	303.2	216.9
Fixed maturities and cash	7,483.2	4,944.3	4,603.3	4,060.9	3,470.0
Other investments	378.1	318.1	753.7	1,061.7	1,065.9
Total assets	9,917.3	7,339.7	7,252.0	6,538.5	5,849.0
Property and casualty losses	3,906.1	3,178.1	2,938.2	2,333.9	2,335.1
Life and annuity benefits	1,275.6	1,372.5	1,367.0	1,203.5	895.6
Senior notes and bank loans	440.5	90.5	466.4	429.8	210.0
Shareholders’ equity	2,918.3	1,564.6	1,280.3	1,583.9	1,390.1
Book value per share	26.30	28.01	22.94	27.54	23.06
Diluted book value per share	25.99	27.36	22.46	25.59	21.55
Diluted earnings per share	3.17	4.26	(3.10)	4.75	3.43
Cash dividends per share	2.94	0.38	0.36	0.32	0.24
Return on average shareholders’ equity	12.3%	17.6%	(12.3)%	20.4%	17.3%

(a)	Includes the results of the former Harbor Point companies from May 12, 2010. Additional information about the Amalgamation with Harbor Point can be found in Note 5 to our audited consolidated financial statements included herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 and for the year ended December 31, 2009 compared to the year ended December 31, 2008, and also a discussion of our financial condition as of December 31, 2010. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report on Form 10-K.

The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objectives are growth in book value per share, net operating income, combined ratio, return on average shareholders’ equity and net operating return on average shareholders’ equity. The table below shows the key performance indicators as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

	As of December 31, 2010	As of December 31, 2009
Book value per share (1)	$26.30	$28.01
Diluted book value per share (1)	$25.99	$27.36

	Year Ended December 31,
	2010	2009	2008
	(in millions of U.S. Dollars)
Net operating income (2)	$251.7	$208.9	$(143.8)
Combined ratio (3)	85.7%	88.1%	91.9%
Return on average shareholders’ equity (4)	12.3%	17.6%	(12.3)%
Net operating return on average shareholders’ equity (2)(4)	10.2%	14.9%	(10.1)%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.
(4)	Return on average shareholders’ equity and net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the average of the quarterly average shareholders’ equity balances for the year).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the year ended December 31, 2010, we distributed $2.94 per share in cash to our shareholders, which provided tangible value to shareholders and reduced our excess capital. We believe that a comparison of book value per share and diluted book value per share from December 31, 2009 to December 31, 2010 should be adjusted for these distributions to fully reflect the return generated for shareholders. Adding back $2.94 per share to our December 31, 2010 diluted book value per share of $25.99 would result in $28.93 per share, an increase of 5.7% over December 31, 2009. The increase in diluted book value per share, as adjusted, was principally due to a combination of operating results, unrealized gains on our investment portfolio and the repurchase of our shares at a discount to diluted book value per share.

The year ended December 31, 2010 is the first year in which the results of operations of the former Harbor Point companies are included in our financial results. This contributed to an increase in net operating income for the year ended December 31, 2010 as the results of operations of the former Harbor Point companies are included in our financial results for the period from May 12, 2010 to December 31, 2010 and are not reflected in our financial results for the prior year. This also had a favorable impact on our combined ratio for the year as there were few significant property catastrophe losses affecting the Harbor Point portfolio of contracts during the period from May 12, 2010 to December 31, 2010.

Our combined ratio decreased in the year ended December 31, 2010 primarily as a result of the addition of the Harbor Point portfolio of contracts to our business mix. Losses incurred from the New Zealand earthquake, Deepwater Horizon oil spill, Chilean earthquake, European windstorm Xynthia, Australian hailstorms and Australian floods during the year were within our risk tolerances. The property catastrophe and significant per-risk losses experienced during the year ended December 31, 2010 represented less than 1.9% of our shareholders’ equity as of December 31, 2010. Given the multi-billion dollar estimated industry losses from these combined events, we believe these results demonstrate the effectiveness of our conservative underwriting strategy and our product line and geographic diversification.

We continued to actively manage our capital during the year. We spent $207.8 million to repurchase 10.3 million shares during the year at an average price of $20.19 per share, a 22.3% discount to our December 31, 2010 diluted book value per share. As long as the market price of our shares trades below book value per share, we expect to continue to consider share repurchases as an effective tool to manage capital in a soft cycle and to increase book value per share for our shareholders.

We also took advantage of favorable market conditions in 2010 to issue $350.0 million of long-term debt due in 2020 at a fixed rate of interest of 6.25%, which replaced our variable rate $200.0 million revolving short-term borrowing and provided funds for general corporate purposes. Over the long term, we believe the issuance of these notes and reduction of short-term borrowing will be accretive to our return on shareholders’ equity by lowering our weighted average cost of capital and will provide us greater capital flexibility.

During the year ended December 31, 2010, our return on average shareholders’ equity and our net operating return on average shareholders’ equity decreased compared to the prior year primarily due the combination of lower returns on our investments, in particular in our hedge fund portfolio, and the increased shareholders’ equity resulting from the Amalgamation. Following the Amalgamation we had capital in excess of the amount we consider to be necessary to execute our business plan. This excess capital decreased our return on average shareholders’ equity for the period after the Amalgamation. Since closing of the Amalgamation, we have reduced our excess capital through dividends and share repurchases.

In prior years, we targeted a long-term net operating return on average shareholders’ equity of the 15% over the cycle. Commencing in 2011, we will target a long-term net operating return on average shareholders’ equity of the risk free rate plus 10% over the cycle, which we believe more accurately reflects current investment yields.

The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We are currently in a period of excess underwriting capacity with soft pricing and deteriorating policy terms. As a result, our premium volumes in most of our lines of business (after adjusting for the Harbor Point premiums that are included in 2010’s results of operations but are not included in 2009’s results of operations) have decreased. In addition, we are operating in a low interest rate environment, which has decreased our investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity. There are no indications that the pricing or investment environment in 2011 will be substantially different than 2010.

To meet these challenges, we intend to maintain our underwriting discipline while actively managing our expenses. As a result, our gross written premiums for the year ending December 31, 2011 will likely decrease relative to the year ended December 31, 2010, on a pro forma basis. In 2011, we intend to emphasize our short-tail lines of business more than our long-tail casualty lines of business, and we expect that our new business initiatives will be weighted more to insurance instead of reinsurance.

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

Interest expense principally reflects interest on any bank loans and interest on our senior notes. Interest expense also includes the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest expense on funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. In addition, interest expense also includes interest on deposit contracts.

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

Reserve for property and casualty losses and life and annuity reinsurance benefit reserves

The liability for property and casualty losses is the largest and most complex estimate in our consolidated balance sheet. The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. In estimating reserves we utilize a variety of standard actuarial methods. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. Newly reported loss information from clients or insured is the principal contributor to changes in our loss reserve estimates. These estimates, which generally involve actuarial projections, are based upon an assessment of known facts and circumstances, as well as estimates of future trends in claims severity and frequency and judicial theories of liability factors, including the actions of third parties, which are beyond our control.

We rely on data reported by clients when calculating reserves. The quality of the data varies from client to client. On a periodic basis the clients’ loss data is analyzed by our actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claims audits and inquiries about the methods of establishing case reserves associated with large industry events.

When determining reserves we also consider historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation.

We believe that the provision for outstanding losses and benefits will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date, but the provision is necessarily an estimate and could potentially be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined.

Consistent with industry practice, in estimating reserves we utilize a variety of standard actuarial methods together with management judgment. The loss reserve selection from these methods is based on the loss development characteristics of the specific line of business and contracts, which take into consideration coverage terms, type of business, maturity of loss data, reported claims and paid claims. We do not necessarily utilize the same actuarial method or group of actuarial methods for all contracts within a line of business or segment as variations between contracts result in a number of different methods or groups of methods being appropriate. These actuarial methods have been designed to address the lag in loss reporting in the insurance industry as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. Reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts due to the reliance on insurers to report their claims to us. Casualty business generally has a longer reporting lag and payment pattern than property business. On casualty reinsurance transactions the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer than this in some cases. Based on the experience of our actuaries and management we select loss development factors and trending techniques to mitigate the problems caused by reporting lags. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data. The principal actuarial methods we use to perform our quarterly loss reserve analysis may include one or more of the following methods:

Initial Expected Loss Ratio Method. To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical client data, frequency-severity and rate level forecasts and professional judgment.

Paid Loss Development Method. This method estimates ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a rate consistent with the historical rate of payment. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many coverages, claim payments are made slowly and it may take many years for claims to be fully reported and settled.

Reported Loss Development Method. This method estimates ultimate losses by using past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates established.

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

For the purposes of this discussion we consider the losses for the following lines of business to be included within property losses; agriculture, aviation, marine & energy, property and other. We consider losses for the accident & health, auto, credit, excess liability, financial institutions, general casualty, international casualty, medical malpractice, professional liability, surety and whole account lines of business to be classified as casualty losses.

Property and casualty losses, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses (including loss adjustment expenses) represent the accumulation of:

•	case reserves, which are reserves established for individual claims (and as reported by our cedants in the case of reinsurance);

•	incurred but not reported reserves (which we refer to as IBNR), which include reserves for the following:

•	pure incurred but not reported claims; and

•	future development on known claims.

The table below shows our reserves as of December 31, 2010 by these components and by segment.

	Insurance	Reinsurance	U.S. specialty	Alterra at Lloyd’s	Life and annuity
	(In millions of U.S. Dollars)
Case reserves	$349.6	$647.2	$66.0	$114.0	$1,275.6
IBNR	956.8	1,393.8	195.3	183.4	—

Total	$1,306.4	$2,041.0	$261.3	$297.4	$1,275.6

Our reserving methodologies use a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodologies are reasonable, we cannot be certain that our ultimate payments will not vary, potentially materially, from the estimates we have made. If we determine that adjustments to an earlier estimate are appropriate then those adjustments are reflected in our net income during the period in which we determine these adjustments. The establishment of new reserves or the adjustment of reserves for reported claims could result in significant upward or downward changes to our financial condition or results of operations in any particular period. We regularly review and update these estimates using the most current information available to us.

Development of our prior period incurred losses for each of the three years ended December 31, 2010 is reported in Note 7— “Property and casualty losses and loss adjustment expenses” to our consolidated financial statements. Our development of prior period loss reserves has been less than 6.0% in each of the three years ending December 31, 2010 and an average of 3.9% over the past nine years. Based on this experience, we currently believe that it is reasonably likely that loss reserves could change 4.0% from currently reported amounts. This change could be higher or lower depending on our client reported data and potential future commutation of reserves. As of December 31, 2010, a 4.0% change in loss reserves would impact our net income and shareholders’ equity by $156.2 million. Depending on whether the reasonably likely adjustments to loss reserves are on contracts ceded to one of our various reinsurance arrangements, there may also be a partially offsetting change in the losses recoverable, net income and shareholders’ equity.

Insurance loss reserve process

Our casualty insurance loss reserves include case reserves, an amount for IBNR reserves and loss adjustment expenses. The reserves are compiled on a portfolio basis and are estimated on an undiscounted basis.

The majority of our insurance reserves are related to casualty business. Casualty losses are long-tailed, which means that there can be a significant delay between the occurrence of a loss and the time it is settled by the insurer. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property insurance loss reserves are compiled on a portfolio basis and are computed on an undiscounted basis. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events. The reserves for catastrophe events are based on a detailed, location-specific analysis of our clients’ properties impacted by the events.

As part of our analysis of insurance loss reserves we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we may revise our insurance reserve estimates to reflect this additional data. This may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

We establish and review our insurance loss reserves on a quarterly basis. The process for adjusting our insurance loss reserves is based upon loss reports received from clients, which are input into actuarial models. Along with management judgment, we use a variety of actuarial techniques and methods in estimating our ultimate liability for property and casualty insurance losses and loss expenses. As noted above, these methods include paid loss development, reported loss development, paid and reported Bornhuetter-Ferguson methods, and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the insureds’ data is limited. The table below shows our insurance reserves as of December 31, 2010 and 2009 by casualty and property components.

In millions of U.S. Dollars	December 31, 2010	December 31, 2009
Casualty	$1,165.2	$1,108.8
Property	141.2	131.2

Total	$1,306.4	$1,240.0

Reinsurance loss reserve process

Our reinsurance loss reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a contract-by-contract basis and are estimated on an undiscounted basis. The majority of our reinsurance reserves are related to casualty business. Casualty claims are long tailed, which means that there can be a significant delay between the occurrence of a loss and the time it is settled by the insurer we reinsure. Casualty losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

Our property reinsurance loss reserves are established on a contract-by-contract basis based on expected loss ratios, losses reported by clients and our assessment of potential losses from catastrophe events. After a catastrophe event our initial estimate is based upon a combination of internal and external catastrophe models, and client- and location-specific assessments and reports, when and as available. Loss estimates are subsequently refined based on broker advices and client notifications.

We establish and review our reinsurance loss reserves on a quarterly basis. The process for establishing our reinsurance loss reserves is based upon actuarial analysis of exposure loss data provided by clients. Along with management judgment, we use a variety of actuarial techniques and methods in estimating our ultimate liability for reinsurance losses and loss expenses. These methods include expected loss ratio, paid loss development, reported loss development, paid and reported Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by product, type of risk, coverage and accident or policy year, as appropriate. Industry loss experience is also used to supplement our own data in selecting development factors in areas where our own data or the clients’ data is limited.

With respect to our reinsurance products, we rely on loss data reported by our clients when estimating our reserves. The quality of the loss data varies from client to client. The clients’ loss data is analyzed on a periodic basis by our actuarial and claims management teams to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claim audits and inquiries about the methods of establishing case reserves or reserves associated with large industry events. There is often a time lag between our clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. On casualty reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Appropriate selection of loss development factors is used to mitigate these issues. We utilize the latest information received from our clients and work to ensure that the loss data is current. However, due to the varying quality of data from our reinsureds and the inherent reporting delays, our reinsurance reserves will have more uncertainty than our insurance reserves, where we receive loss information directly from our insureds.

When determining reserves, we also consider additional historical data, industry loss trends, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. Rapidly changing economic conditions will increase the inherent uncertainty of the reserve estimates. As additional data becomes available and is reviewed, we revise our reinsurance reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined. The table below shows our reinsurance reserves as of December 31, 2010 and 2009 by casualty and property components.

In millions of U.S. Dollars	December 31, 2010	December 31, 2009
Casualty	$1,697.6	$1,237.5
Property	343.4	233.2

Total	$2,041.0	$1,470.7

U.S. specialty loss reserve process

Our U.S. specialty property and casualty loss reserves, which include case reserves, amounts for IBNR reserves and loss adjustment expenses, are compiled on a portfolio basis and are computed on an undiscounted basis.

We determine our IBNR reserves by first projecting the ultimate expected losses by product within each line of business. We then subtract paid losses and case reserves from the ultimate loss reserves. The remainder is our incurred but not reported reserves. The level of IBNR reserves in relation to total reserves depends upon the characteristics of the line of business, particularly with respect to the speed that losses are reported and outstanding loss reserves are adjusted. Lines for which losses are reported quickly will have a lower percentage of IBNR reserves than lines for which losses are reported more slowly and lines for which reserve volatility is low will have a lower percentage of IBNR reserves than higher volatility lines.

The case reserves related to our U.S. specialty business are initially set by our claims personnel or independent claims adjusters we retain. The case reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available.

We establish and review our U.S. specialty IBNR loss and loss expense reserves on a quarterly basis. We use a variety of actuarial techniques and methods in estimating our ultimate liability for excess and surplus lines insurance losses and loss expenses, together with management judgment. These methods include paid loss development, reported loss development, and paid and reported Bornhuetter-Ferguson methods. Industry loss experience is also used to supplement our own data in selecting loss reporting and payment patterns and expected loss ratios. The table below shows our U.S. specialty reserves as of December 31, 2010 and 2009 by casualty and property components.

In millions of U.S. Dollars	December 31, 2010	December 31, 2009
Casualty	$165.4	$117.9
Property	95.9	71.2

Total	$261.3	$189.1

Alterra at Lloyd’s loss reserve process

Our Alterra at Lloyd’s property and casualty reinsurance loss reserves include case reserves, amounts for IBNR reserves and loss adjustment expenses. The reserves are compiled on a portfolio basis and are computed on an undiscounted basis. The majority of the reinsurance business written by the Syndicates is property business. These reserves are adjusted for losses reported by our clients and for our estimate of losses resulting from catastrophe events based on a detailed, location-specific analysis of our clients’ properties impacted by the events.

Casualty claims are long tailed, which means that there can be a significant delay between the occurrence of a loss and the time it is settled. Casualty losses are more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. Due to the long claim-tail nature of casualty business, a high degree of judgment is involved in establishing loss reserves.

We establish and review our Alterra at Lloyd’s reserves on a quarterly basis. The process for adjusting the loss reserves is based upon loss reports received from clients, which are input into actuarial models. A variety of actuarial techniques and methods are used in estimating our ultimate liability for property and casualty insurance and reinsurance losses and loss expenses, together with management judgment. As noted above, these methods include paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods and frequency-severity methods. This actuarial data is analyzed by sub-line of business and underwriting year. Industry loss experience is also used to supplement our own data in selecting long term trend and development factors and in areas where our own data or the insureds’ data is limited.

In connection with our ongoing analysis of our Alterra at Lloyd’s loss reserves, we review loss reports received from our clients to confirm that submitted claims are covered under the contract terms and take into account industry loss activity and industry loss trends. We also consider historical data, legal developments, changes in social attitudes and economic conditions, including the effects of inflation. As additional data becomes available and is reviewed, we may revise our Alterra at Lloyd’s reserve estimates to reflect this additional data, which may result in increases or decreases to reserves for insured events of prior years. These adjustments are recorded in the period they are determined.

The table below shows our Alterra at Lloyd’s loss reserves as of December 31, 2010 and 2009 by casualty and property components.

In millions of U.S. Dollars	December 31, 2010	December 31, 2009
Casualty	$209.3	$218.7
Property	88.1	59.6

Total	$297.4	$278.3

Disputes

In connection with our ongoing analysis of our insurance, reinsurance, U.S. specialty, and Alterra at Lloyd’s loss reserves, we review loss notifications and reports received from our clients to confirm that submitted claims are covered under the contract terms. Disputes with clients arise in the ordinary course of business due to coverage issues such as classes of business covered and interpretation of contract wording. We typically resolve any disputes through negotiations that could vary from a simple exchange of email correspondence to arbitration with a panel of experts. Our contracts generally provide for dispute resolution through arbitration. We are not currently involved in any coverage disputes that we believe would, individually or in the aggregate, be material to us.

Property and casualty loss reserve development

The following table presents the development of balance sheet property and casualty loss reserves calculated in accordance with U.S. GAAP, as of December 31, 2001 through December 31, 2010. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate on the third line of the table “reserve for property and casualty losses, originally stated, net of reinsurance.” The “gross cumulative redundancy (deficiency)” represents the aggregate change to date from the original gross estimate on the top line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(1)	(1)					(4)	(5)(6)		(7)
Gross reserve for property and casualty losses	$456,377	$617,404	$991,687	$1,455,099	$2,006,032	$2,335,109	$2,333,877	$2,938,171	$3,178,094	$3,906,134
Reinsurance recoverable	(51,838)	(80,407)	(163,348)	(293,512)	(409,229)	(496,173)	(537,864)	(810,113)	(964,818)	(921,032	)(2)
Reserve for property and casualty losses originally stated, net of reinsurance	404,539	536,997	828,339	1,161,587	1,596,803	1,838,936	1,796,013	2,128,058	2,213,276	2,985,102
Cumulative net paid losses
1 year later	136,734	106,076	119,269	217,637	169,008	361,702	184,223	368,539	574,725
2 years later	202,134	165,539	257,182	321,533	501,837	504,462	385,859	828,767	—
3 years later	242,681	244,578	333,238	545,653	608,195	658,719	772,828	—	—
4 years later	285,166	309,183	502,167	611,463	731,446	1,015,269	—	—	—
5 years later	326,529	420,454	553,107	693,893	1,069,689	—	—	—	—
6 years later	359,823	458,930	597,605	980,718	—	—	—	—	—
7 years later	380,898	484,443	807,621	—	—	—	—	—	—
8 years later	405,541	577,227	—	—	—	—	—	—	—
9 years later	421,480	—	—	—	—	—	—	—	—

	2001	2002	2003	2004	2005	2006	2007	2008	2009		2010
	(1)	(1)					(3)	(4)(5)			(6)
Reserves re-estimated as of
1 year later	442,101	554,795	826,799	1,296,558	1,585,834	1,774,591	1,689,054	2,040,403	2,102,672
2 years later	439,490	563,469	975,441	1,277,712	1,533,584	1,679,434	1,628,832	1,986,002
3 years later	444,348	666,781	977,590	1,229,303	1,475,583	1,628,019	1,573,336	—
4 years later	496,631	676,365	945,186	1,205,584	1,433,523	1,563,724	—	—
5 years later	497,449	655,532	932,423	1,184,617	1,380,775	—	—	—
6 years later	482,046	652,881	924,962	1,158,483	—	—	—	—
7 years later	481,846	653,148	916,677	—	—	—	—	—
8 years later	481,899	641,828	—	—	—	—	—	—
9 years later	475,376
Net cumulative redundancy (deficiency)	(70,837)	(104,831)	(88,338)	3,104	216,028	275,212	222,677	142,056	110,604	(3)
Gross cumulative redundancy (deficiency)	(78,867)	(123,961)	(103,197)	18,829	275,014	328,708	272,496	185,375	156,760

(1)	Adjusted for reclassification of a contract to a deposit liability.
(2)	The difference between the reinsurance recoverable included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 7 to the consolidated financial statements of $294 relates to the remaining net deferred charge on retroactive reinsurance.
(3)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra E&S, which we acquired in April 2007.
(4)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra America, which we acquired in June 2008.
(5)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra Capital UK, which we acquired in November 2008.
(6)	Gross and net reserve for property and casualty losses includes, for the first time, Harbor Point, which we acquired in May 2010.

During 2010, our re-estimated balance sheet reserves for 2001 and each subsequent balance sheet decreased as a result of net favorable development on a large number of contracts from varied underwriting years and lines of business. The more significant development included:

•

Net favorable development for the insurance segment of $45.2 million; $22.1 million of which was recognized on professional liability and $8.3 million on general casualty lines of business, primarily on the 2006 and prior years, and $14.8 million on the short tail property and aviation lines of business from the 2009 and 2008 years;

•

Net favorable development for the reinsurance segment of $44.6 million, excluding the development associated with changes in reinsurance premium estimates described below. We recorded net favorable development on long tail lines of business, including $16.8 million from general casualty primarily on 2002-2009 years, $15.9 million on workers compensation primarily on 2005 and prior years, and $10.7 million on whole account primarily on 2005 and 2006 years, offset by unfavorable development of $12.2 million on professional liability primarily on 2007-2009 years. We recorded net favorable development on short tail lines of business primarily on the 2009 and prior years, including $24.9 million on property, offset by unfavorable development of $9.5 million on the marine and energy lines of business;

•	Net favorable development for our Alterra at Lloyd’s segment of $14.9 million, principally recognized on the property and financial institutions line of business;

•

Net favorable development for our U.S. Specialty segment of $0.9 million, including $3.1 million of net favorable development on the property line of business offset by net unfavorable development of $2.0 million on our marine line of business;

•

Favorable development of $7.8 million arising from reductions in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as we receive additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development was offset by a decrease in earned premium net of acquisition costs of $8.5 million; and

•	Unfavorable development of $2.8 million arising from increases in premium estimates in our insurance segment.

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

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2010, 2009 and 2008 refer to Note 7 of our audited consolidated financial statements included herein.

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

Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. We establish these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. We determine whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and an additional life and annuity benefit reserve is recognized at that time.

There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2010, 2009 and 2008.

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

Valuation of Investments

We invest in a trading portfolio of fixed maturities securities, an available for sale portfolio of fixed maturities securities and a held to maturity portfolio of fixed maturities securities. We record the trading and available for sale portfolios at fair value on our balance sheet. For our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income. For our available for sale portfolio, the unrealized gain or loss (absent credit losses) is recorded in other comprehensive income in the shareholders’ equity section of our consolidated balance sheet.

In an effort to match the expected cash flow requirements of our long term liabilities, we invest a portion of our fixed maturity investments in long duration securities. Because we intend to hold a number of these long duration securities to maturity, we classify those securities as held to maturity in our consolidated balance sheet. This held to maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

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

The use of valuation techniques may require a significant amount of judgment. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable.

Fixed Maturities

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

We recognized other than temporary impairment charges through earnings of $2.6 million, $3.1 million and $16.9 during the years ended December 31, 2010, 2009 and 2008, respectively.

Fair value prices for all securities in our fixed maturities portfolio are independently provided by our investment custodian, investment accounting service provider and our investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian or the investment accounting service provider after an internal validation process. Our validation process includes: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

The independent pricing services used by our investment custodian, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs, including reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities. The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the hierarchy.

Other Investments

Our hedge fund portfolio comprises a portfolio of limited partnership and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net realized and unrealized gains on investments and recognized in net income. The units of account that we fair value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda. Based upon information provided by the fund managers, at December 31, 2010, we estimate that over 66% of the underlying assets in the funds are publicly traded securities or have broker quotes available.

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

As of December 31, 2010, certain of our funds had either imposed a gate on redemptions or segregated a portion of the underlying assets into a side-pocket (whereby the funds are assigned to a separate memorandum capital account or designated account). A gate refers to funds which provide for periodic redemptions, however, in accordance with the funds’ governing documents, have the ability to deny or delay a redemption request. Based on the review process applied by management on such funds, a reduction of $3.2 million was made to the net asset values reported by the fund managers as of December 31, 2010 (2009—$0.7 million) to adjust the carrying value of the funds to our best estimate of fair value.

Additional information about the fair values of our hedge fund portfolio can be found in Note 4 to our audited consolidated financial statements included herein.

Fair values of our catastrophe bonds are based on dealer quotes and if available, trade prices. Our structured deposit has a fair value that is based on publicly quoted indexes. Our derivatives holdings comprise convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The fair value of the equity call options is determined using an option adjusted spread model, the significant inputs for which include equity prices, interest rates, and benchmark yields. The other derivative instruments are priced based on quoted market prices for similar securities.

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

Revenue recognition

We follow Accounting Standards Codification, ASC, 944—Financial Services—Insurance in determining the accounting for our insurance and reinsurance products. Assessing whether or not the contracts we write meet the conditions for risk transfer requires judgment. The determination of risk transfer is based, in part, on the use of actuarial and pricing models and assumptions.

Insurance revenue recognition

Our insurance premiums are recorded at the inception of each contract based upon contract terms. The amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between deposit premium and final premium are generally small. An adjustment is made to the minimum and/or deposit premium if there are changes in underlying exposures insured based on information received from our clients. Premiums are earned on a pro rata basis over the coverage period.

Reinsurance revenue recognition

Our reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from ceding clients and brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between this premium and final premium are generally small. An adjustment is made to the minimum and/or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share or proportional reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally account for such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us usually represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The net adjustments to gross premiums written as a result of changes in premium estimates for the years ended December 31, 2010, 2009 and 2008 were $24.8 million, $10.9 million and $46.0 million, respectively. Such adjustments are generally the result of changing market conditions experienced by our clients.

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

Additional premiums assumed and ceded, related net losses and the net impact on operating results for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(000’s)	(000’s)	(000’s)
(Decrease) increase in gross premiums written	$(5,957)	$10,022	$9,419
Decrease (increase) in premiums ceded	894	(1,503)	(1,413)
Decrease in net losses	10,821	—	—
Increase in income before tax	$5,758	$8,519	$8,006

For each of the years ended December 31, 2010, 2009 and 2008, additional premiums relate to contracts where the coverage period had expired. Therefore, these additional premiums, representing revisions to our initial estimate of ultimate premiums as a result of changes in the estimate of loss reserves, were fully earned since the exposure period had ended.

Reinstatement premiums

Certain contracts we write, particularly property reinsurance contracts, provide for reinstatements of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured and principally relate to our property catastrophe reinsurance contracts. The purpose of optional and required reinstatements is to permit the insured / reinsured to reinstate the insurance coverage at a pre-determined price level once a loss event has penetrated the insured layer. In addition, required reinstatement premiums permit the insurer / reinsurer to obtain additional premiums to cover the additional loss limits provided.

We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro-rata basis over the coverage period. Reinstatement premiums assumed and ceded for each of the three years to December 31, 2010, were not material to our financial results.

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

•

Reinsurance—This segment offers property and casualty quota share and excess of loss capacity from our Bermuda, Bogota, Buenos Aires, Dublin, London and United States offices to insurance companies worldwide. The underwriting activities of the former Harbor Point companies, specifically Alterra Re, Alterra Re USA and Alterra Re UK, are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

•

U.S. specialty—This segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium-sized companies. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property.

•

Alterra at Lloyd’s—This segment offers property and casualty quota share and excess of loss insurance and reinsurance from our London and Copenhagen offices, primarily to medium- to large-sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

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

Consolidated Results of Operations—For the years ended December 31, 2010, 2009 and 2008

The following is a discussion and analysis of our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008, which are summarized below:

	2010	% change	2009	% change	2008
	(In millions of U.S. Dollars)
Gross premiums written	$1,410.7	2.6%	$1,375.0	9.6%	$1,254.3
Reinsurance premiums ceded	(371.1)	(22.8)%	(480.5)	16.0%	(414.1)

Net premiums written	$1,039.6	16.2%	$894.5	6.5%	$840.2

Net premiums earned	$1,172.5	40.5%	$834.4	2.6%	$813.5
Net investment income	222.4	31.1%	169.7	(6.6)%	181.6
Net realized and unrealized gains (losses) on investments	16.9	(79.3)%	81.8	N/A	(235.0)
Net impairment losses recognized in earnings	(2.6)	(16.1)%	(3.1)	(81.7)%	(16.9)
Net realized gain on retrement of senior notes	—	N/A	0.1	(95.7)%	2.3
Other income	4.8	65.5%	2.9	93.3%	1.5

Total revenues	1,414.0	30.2%	1,085.8	45.4%	747.0

Net losses and loss expenses	654.8	32.7%	493.6	25.3%	393.8
Claims and policy benefits	65.2	(35.5)%	101.1	(66.5)%	301.5
Acquisition costs	187.5	93.5%	96.9	84.9%	52.4
Interest expense	28.3	32.9%	21.3	(41.0)%	36.1
Net foreign exchange (gains) losses	(0.1)	(98.3)%	(5.8)	N/A	9.9
Merger and acquisition expenses	(48.8)	54.9%	(31.5)	N/A	2.9
General and administrative expenses	220.6	43.2%	154.0	23.7%	124.5

Total losses and expenses	1,107.5	33.5%	829.6	(9.9)%	921.1

Income (loss) before taxes	306.5	19.6%	256.2	N/A	(174.1)

Income tax expense	4.2	(58.0)%	10.0	N/A	1.2

Net income (loss)	$302.3	22.8%	$246.2	N/A	$(175.3)

Loss ratio (a)	56.1%		62.4%		68.9%
Acquisition cost ratio (b)	16.0%		12.1%		9.2%
General and administrative expense ratio (c)	13.6%		13.6%		13.8%
Combined ratio (d)	85.7%		88.1%		91.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.

Premiums. Gross premiums written for the year ended December 31, 2010 increased by 2.6% compared to the prior year. Our reinsurance segment was impacted in 2010 by the addition of premiums written by the former Harbor Point companies. Gross premiums written also increased in our U.S. specialty and Alterra at Lloyd’s segments as a result of our new product offerings, the addition of new underwriting teams, and our expansion into Latin America. These increases, and those resulting from the Amalgamation, were principally offset by decreases in the level of premiums written in our insurance, reinsurance (excluding Harbor Point) and life and annuity reinsurance segments. The lower premium volume in our insurance and reinsurance segments reflect expected reductions across several lines of business due to competitive market conditions, resulting in reduced writings because pricing did not meet our risk/return thresholds. The decrease in our life and annuity segment is principally due to no new contracts being written in this segment during the year ended December 31, 2010, compared to one contract written in the year ended December 31, 2009. We have determined not to write any new life and annuity contracts in the foreseeable future.

The inclusion of premiums written by the former Harbor Point companies does not necessarily represent new business growth, since our 2009 results of operations did not include the results of operations of the former Harbor Point companies. On a pro forma basis, gross premiums written and net premiums earned for the year ended December 31, 2010 and 2009 would have been as follows:

	2010	% change	2009
	(In millions of U.S. Dollars)
Gross premiums written (1)	$1,794.1	(7.8)%	$1,946.4
Net premiums earned (1)	1,391.4	0.6%	1,382.8

(1)	The above pro forma financial information for the years ended December 31, 2010 and 2009 is provided, for informational purposes only, to present a summary of the combined gross premiums written and net premiums earned of the Company and the former Harbor Point companies assuming the Amalgamation occurred on January 1, 2010 and January 1, 2009, respectively.

On a pro forma basis, the gross premiums written for the year ended December 31, 2010 would have decreased by 7.8%. This decrease would have principally been driven by lower premium volumes in our insurance and reinsurance segments, along with a decrease in our life and annuity reinsurance segment. A discussion of pro forma reinsurance segment results including Harbor Point in the 2009 comparative figures is included in the section entitled Reinsurance Segment on a pro forma basis.

Gross premiums written for the year ended December 31, 2009 increased by 9.6% compared to the year ended December 31, 2008. The increase was primarily due to growth across all of our property and casualty segments. A significant proportion of this growth came from our Alterra at Lloyd’s segment, which was acquired as an ongoing operation in November 2008. The property and casualty premium growth was partially offset by a decrease in gross premiums written in our life and annuity reinsurance segment.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 26.3% compared to 34.9% and 33.0% for the years ended December 31, 2009 and December 31, 2008, respectively. The decrease was principally due to the inclusion of the former Harbor Point business from May 12, 2010 at a lower ratio of ceded to written premiums, and the cancellation of a significant property quota share treaty in our U.S. specialty segment. The cancellation of the property quota share treaty in our U.S. specialty segment reduced reinsurance premiums ceded by $20.6 million. We intend to gradually retain more risk in this segment, particularly in the lines of business we expect to have the greatest long term potential.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the year ended December 31, 2010 compared to the years ended December 31, 2009 and December 31, 2008 was principally due to the incremental earnings of the former Harbor Point portfolio of contracts written before the Amalgamation, which are included in the 2010 year but have no equivalent in the comparable 2009 and 2008 years. On a pro forma basis, net premiums earned in the year ended December 31, 2010 would have been consistent with net premiums earned for the year ended December 31, 2009.

Net investment income. Net investment income for the year ended December 31, 2010 increased by 31.1%, compared to the year ended December 31, 2009. The increase was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, and additional investment income generated by reinvesting cash into fixed maturity securities. Our average investment yield was 3.39% for the year ended December 31, 2010 and 3.56% for the year ended December 31, 2009. Our ratio of average cash to average invested assets decreased from 15.6% for the year ended December 31, 2009 to 12.3% for the year ended December 31, 2010 as we redeployed cash into fixed maturity investments and paid a special dividend. As the yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio the yield on our portfolio has decreased. To date, this reduction has been partially offset by our allocation of more cash into fixed maturities, which has moderated the decrease in yield compared to prior periods. However, due to the continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net investment income for the year ended December 31, 2009 decreased by 6.6% compared to the year ended December 31, 2008. The decrease was principally due to an increase in the ratio of average cash to average invested assets during the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase in cash was principally due to significant cash redemptions received from our hedge fund portfolio, increased gross premiums written, and a desire to maintain high levels of liquidity, partially offset by the repayment of debt.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009. The principal components of the decrease were hedge fund and derivative returns. Investment gains from hedge funds decreased by $61.5 million for the year ended December 31, 2010 compared to the 2009 year. Also, contributing to this decrease was a $10.4 million loss on an interest rate forward transaction entered into in the second quarter of 2010 in contemplation of a possible long term debt issuance.

Net realized and unrealized gains and losses on investments was a gain of $81.8 million for the year ended December 31, 2009 compared to a loss of $235.0 million for the year ended December 31, 2008. This change was principally driven by net losses on the hedge fund portfolio of $233.5 million in 2008 compared to net gains of $75.8 million in 2009.

Net losses and loss expense, and claims and policy benefits. The loss ratio decreased by 6.3 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, for the year ended December 31, 2010 of $105.5 million compared to $78.3 million for the year ended December 31, 2009;

•

Net favorable loss development for the year ended December 31, 2010 was principally the result of net favorable development in our workers compensation, property, general casualty, professional liability and whole account lines of business, partially offset by net unfavorable development on marine & energy lines, compared to net favorable development on professional liability, property and general casualty lines offset by net unfavorable development on marine & energy lines in the year ended December 31, 2009;

•

Excluding the net favorable loss development, the loss ratio was 65.1% for the year ended December 31, 2010 compared to 72.3% for the year ended December 31, 2009. The decrease in the loss ratio for the year ended December 31, 2010 compared to the prior year was principally due to the inclusion of net premiums earned from Harbor Point since May 12, 2010 at a significantly lower loss ratio, which reduced the average loss ratio despite the increase in property catastrophe losses discussed below. The loss ratio for the year ended December 31, 2010 on the net premiums earned related to the Harbor Point portfolio of contracts does not include any significant property catastrophe losses other than from the New Zealand earthquake as most of the significant property catastrophe loss events occurred prior to the Amalgamation;

•

Also contributing to the decrease in the loss ratio, the year ended December 31, 2010 benefitted from the $14.4 million amortization of the fair value adjustment made to acquired Harbor Point net loss reserves at the date of the Amalgamation. This fair value adjustment is being amortized over a weighted average period of 4.0 years; and

•

The decrease in loss ratio described above was partially offset by an increase in net losses related to property catastrophe events and significant per-risk losses. For the year ended December 31, 2010, our results included net losses of $54.9 million related to property catastrophe events and significant per-risk losses. For the year ended December 31, 2009, our results included net losses of $8.9 million for such events.

The loss ratio decreased by 6.5 percentage points for the year ended December 31, 2009 compared to the year ended December 31, 2008. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, for the year ended December 31, 2009 of $78.3 million compared to $90.8 million for the year ended December 31, 2008;

•

The net favorable loss development for the year ended December 31, 2009 was principally the result of net favorable development in our workers compensation, property and general casualty lines of business, partially offset by net unfavorable development on professional liability and marine & energy lines, compared to net favorable development on professional liability, property and general casualty lines offset by net unfavorable development on marine & energy lines in the year ended December 31, 2008; and

•

Excluding the net favorable loss development, the loss ratio was 72.3% for the year ended December 31, 2009 compared to 84.8% for the year ended December 31, 2008. The decrease in the loss ratio for the year ended December 31, 2009 compared to the prior year period was principally due to lower property catastrophe events and significant per-risk losses. For the year ended December 31, 2009, our results included net losses of $8.9 million related to property catastrophe events and significant per-risk losses. For the year ended December 31, 2008, our results included net losses of $57.4 million for such events.

Claims and policy benefits decreased for the year ended December 31, 2010 compared to both the year ended December 31, 2009 and the year ended December 31, 2008. This was due to the decline over the three-year period in the number of new life and annuity reinsurance contracts written. There were no new life and annuity reinsurance contracts written in the year ended December 31, 2010, and three and six contracts written in the years ended December 31, 2009 and 2008, respectively. In our life and annuity reinsurance segment, we have not recently seen many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we have determined not to write any new life and annuity reinsurance contracts in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the year ended December 31, 2010 increased by 3.9 percentage points compared to the year ended December 31, 2009. The ratio for the year ended December 31, 2009 increased by 2.9 percentage points compared to the year ended December 31, 2008. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned changes our acquisition cost ratio from year to year. The increase in the acquisition cost ratio for the year ended December 31, 2010 was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from the former Harbor Point companies. The Harbor Point portfolio of contracts contains a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts. Also contributing to the increase in the ratio for 2010 was the decrease in the level of reinsurance purchased across all of our segments, but in particular our U.S. specialty segment. As we have retained more business in our segments, we have received less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

The increase in the acquisition cost ratio for the year ended December 31, 2009 compared to the year ended December 31, 2008 was principally due to changes in the mix of business written.

Interest expense. Interest expense reflects interest on funds withheld from reinsurers, and interest on our senior notes and bank loans outstanding. Interest expense for the year ended December 31, 2010 increased by $7.0 million compared to the year ended December 31, 2009 principally due to an increase in funds withheld interest for one of our largest reinsurers and an increase in senior notes outstanding as a result of the issuance of senior notes in September 2010. Interest expense for the year ended December 31, 2009 decreased by $14.8 million compared to the year ended December 31, 2008. This decrease was principally attributable to the repayment of $150.0 million in bank loans in April 2009 and the $225.0 million repayment of a swap loan in August 2009.

Net foreign exchange gains and losses. Net foreign exchange gains for the year ended December 31, 2010 were $0.1 million, compared to $5.8 million of gains for the year ended December 31, 2009 and $9.9 million of losses for the year ended December 31, 2008. Net foreign exchange gains in 2010 and 2009 principally arose on the timing of transactions in Euros and British pounds and the movement of the U.S. dollar relative to those currencies. The loss in 2008 arose in connection with the purchase of Alterra Capital UK. We purchased British pounds in advance of the acquisition of Alterra Capital UK and before the transaction closed the value of the British pound dropped significantly relative to the U.S. dollar.

Merger and acquisition expenses. Merger and acquisition expenses for the year ended December 31, 2010 comprised advisory, legal and other professional fees, the acceleration of stock based compensation expense and other expenses related to the Amalgamation. These expenses were offset by the negative goodwill gain of $95.8 million recognized from the Amalgamation. Merger and acquisition expenses in the year ended December 31, 2009 comprised advisory, legal and other professional fees related to the proposed transaction with IPC Holdings Limited and IPC Limited, which was terminated in June 2009, offset by a $50.0 million termination fee received. Merger and acquisition expenses in the year ended December 31, 2008 comprised advisory, legal and other professional fees related to the acquisition of Alterra Capital UK and the creation of our Alterra at Lloyd’s segment.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2010 increased by $66.6 million compared to the year ended December 31, 2009. The increase was principally related to the additional general and administration expenses of the former Harbor Point companies. In addition, there was an increase in performance based compensation expense as a result of a larger cash component of the 2010 performance based compensation than in 2009. However, the corresponding increase in net earned premiums as a result of the Amalgamation resulted in no change in our general and administrative expense ratio for the year ended December 31, 2010 compared to the year ended December 31, 2009.

General and administrative expenses for the year ended December 31, 2009 increased by $29.5 million compared to the year ended December 31, 2008. This increase was principally due to the improvement in the net income generated in 2009 compared to 2008, resulting in increased performance based compensation in 2009. In addition, there was a higher level of expense related to information technology in 2009. We consider information technology to be a critical component of our business and we expect to make recurring and often significant investments in upgrading and maintaining our technology infrastructure in future years.

Income tax expense. Corporate income tax expense is generated through our foreign operations in the United States and Europe. The effective tax rate was 1.4% for the year ended December 31, 2010 compared with 3.9% in the year ended December 31, 2009. The decrease in the effective tax rate in 2010 compared to 2009 was principally due to an increase in deferred tax benefits in our U.S. operations in 2010. For the year ended December 31, 2008, we had a consolidated loss before tax but recorded income tax expense on our operations in the United States and Ireland. The effective tax rate varies between periods depending on the distribution of net income or losses among our various taxable jurisdictions.

Insurance Segment

	2010	% change	2009	% change	2008
	(In millions of U.S. Dollars)
Gross premiums written	$370.1	(13.5)%	$427.8	9.9%	$389.4
Reinsurance premiums ceded	(170.6)	(19.6)%	(212.1)	7.1%	(198.1)

Net premiums written	$199.5	(7.5)%	$215.7	12.8%	$191.3

Net premiums earned	$218.6	6.1%	$206.0	13.2%	$182.0
Net losses and loss expenses	128.8	(2.7)%	132.4	(6.9)%	142.2
Acquisition costs	3.4	N/A	(1.2)	(57.1)%	(2.8)
General and administrative expenses	28.6	16.3%	24.6	16.6%	21.1

Loss ratio (a)	58.9%		64.3%		78.1%
Acquisition cost ratio (b)	1.6%		(0.6)%		(1.5)%
General and administrative expense ratio (c)	13.1%		11.9%		11.6%
Combined ratio (d)	73.6%		75.6%		88.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	2010	% of Premium Written	% Ceded	2009	% of Premium Written	% Ceded	2008	% of Premium Written	% Ceded
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$39.9	10.8%	50.0%	$69.8	16.3%	48.3%	$53.1	13.6%	30.2%
Excess liability	89.9	24.3%	48.8%	113.8	26.6%	51.9%	123.5	31.7%	53.3%
Professional liability	177.2	47.9%	47.3%	179.9	42.1%	51.3%	159.1	40.9%	57.3%
Property	63.1	17.0%	36.5%	64.3	15.0%	42.0%	53.7	13.8%	46.7%

	$370.1	100.0%	46.1%	$427.8	100.0%	49.6%	$389.4	100.0%	50.9%

Premiums. Gross premiums written decreased in the year ended December 31, 2010 by 13.5% compared to the year ended December 31, 2009. Significant factors affecting gross premiums written were:

•

A decrease in gross premiums written in the aviation line for the year ended December 31, 2010. This decrease was partially offset by an increase in aviation business written in our Alterra at Lloyd’s segment as many of the policies previously written in our insurance segment were renewed by Alterra at Lloyd’s; and

•

A decrease in gross premiums written in our excess liability line for the year ended December 31, 2010 due to fewer attractive opportunities. We continue to experience a competitive pricing environment across the segment. Our objective is to continue to be selective in our renewals and business writings, focusing on business that meets our rate of return requirements.

Gross premiums written increased in the year ended December 31, 2009 by 9.9% compared to year ended December 31, 2008. Significant factors affecting gross premiums written were:

•

An increase in gross premiums written in the professional liability, aviation and property lines where we experienced favorable market pricing and reduced market capacity, particularly in professional liability; and

•

A decrease in gross premiums written in our excess liability line where, similar to the 2010 year, we experienced a more competitive pricing environment, and additional capacity entering the market place.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 46.1%, as compared to 49.6% and 50.9%, respectively, in the years ended December 31, 2009 and December 31, 2008. The amount of reinsurance that we purchase can vary significantly by line of business. The decrease in the percentage of reinsurance premiums ceded is principally due to changes in the mix of business. A contributing factor in 2010 was the reduction in property reinsurance premiums ceded to Harbor Point which became fully eliminated intercompany transactions after the Amalgamation. We expect to gradually replace those reinsurance premiums ceded with third parties over the course of the normal renewal periods.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the year ended December 31, 2010 decreased by 5.4 percentage points compared to the year ended December 31, 2009. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2010, 2009 and 2008 by line of business was as follows:

	2010	2009	2008
	(In millions of U.S. Dollars)
Aviation	$8.3	$7.7	$2.0
Excess liability	8.3	7.0	2.3
Professional liability	22.1	21.0	—
Property	6.5	5.6	18.3

	45.2	41.3	22.6
Loss development resulting from premium adjustments	(2.8)	(2.4)	(0.8)

	$42.4	$38.9	$21.8

Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, in the year ended December 31, 2010 of $45.2 million compared to $41.3 million in the year ended December 31, 2009;

•

Net favorable loss development in the year ended December 31, 2010 reflected better than expected loss emergence across all lines of business, most significantly in the professional liability line. Favorable loss development principally emerged on the 2009 year for aviation, 2004 year for excess liability, 2004, 2005 and 2006 years for professional liability, and on the 2008 and 2009 years for the property line of business;

•

Excluding the net favorable loss development, the loss ratio was 79.6% for the year ended December 31, 2010 compared to 84.3% for the year ended December 31, 2009. The decrease was principally due to better current year loss experience in our aviation line of business during the year ended December 31, 2010 ; and

•

For the year ended December 31, 2010 our results included net losses of $12.1 million, related to property catastrophe events and significant per-risk losses. Large events during the year ended December 31, 2010 included the Chilean earthquake and flooding in Australia. These losses were contained within our annual loss expectations for the property line of business. There were no significant such losses occurring in the year ended December 31, 2009.

The loss ratio for the year ended December 31, 2009 decreased by 13.8 percentage points compared to the year ended December 31, 2008. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the year ended December 31, 2009 of $41.3 million compared to $22.6 million in the year ended December 31, 2008;

•

Net favorable loss development in the year ended December 31, 2009 reflected better than expected loss emergence, principally on the 2005 and prior years for excess liability and professional liability, and the 2008-2007 years for aviation and property lines of business. Net favorable loss development in the year ended December 31, 2008 reflected better than expected loss emergence principally in our property line of business;

•	Excluding the net favorable loss development, the loss ratio was 84.3% for the year ended December 31, 2009 compared to 90.6% for the year ended December 31, 2008; and

•

For the year ended December 31, 2009 there were no significant losses related to property catastrophe events and significant per-risk losses, compared to $5.4 million of hurricane losses in the year ended December 31, 2008.

Increases in insurance premium estimates for contracts that incepted before 2010 resulted in an increase in prior year loss reserves of $2.8 million in 2010, $2.4 million in 2009 and $0.8 million in 2008.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs fluctuate moderately based on shifts in business mix.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2010 increased $4.0 million compared to the year ended December 31, 2009. The increase was principally due to increased performance based compensation expense resulting from improved underwriting results compared to the prior year, and a shift to a larger cash component and fewer stock-based awards.

General and administrative expenses for the year ended December 31, 2009 increased $3.5 million compared to the year ended December 31, 2008. The increase was principally due to an increase in performance based compensation and an increase in expenses related to information technology.

Reinsurance Segment

The underwriting results of the former Harbor Point companies have been included within the reinsurance segment for the period from May 12, 2010. As a result, a comparison of 2010 results with 2009 and 2008 results is not meaningful. For this reason, we have included certain financial information for the reinsurance segment on a combined pro forma basis for informational purposes only as if the Amalgamation had occurred on January 1, 2009. See the section entitled Reinsurance Segment on a pro forma basis for a presentation of the combined pro forma information.

	2010	% change	2009	% change	2008
	(In millions of U.S Dollars)
Gross premiums written	$509.0	4.1%	$489.0	16.6%	$419.5
Reinsurance premiums ceded	(64.1)	(19.9)%	(80.0)	(13.4)%	(92.4)

Net premiums written	$444.9	$8.8%	$409.0	25.0%	$327.1

Net premiums earned	$627.6	61.8%	$387.9	13.5%	$341.8
Net losses and loss expenses	347.8	36.7%	254.5	16.4%	218.7
Acquisition costs	131.1	84.4%	71.1	38.6%	51.3
General and administrative expenses	66.0	107.5%	31.8	11.6%	28.5

Loss ratio (a)	55.4%		65.6%		64.0%
Acquisition cost ratio (b)	20.9%		18.3%		15.0%
General and administrative expense ratio (c)	10.5%		8.2%		8.4%
Combined ratio (d)	86.8%		92.1%		87.4%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	2010	% of Premium written	% Ceded	2009	% of Premium written	% Ceded	2008	% of Premium written	% Ceded
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$29.2	5.7%	2.4%	$89.6	18.3%	2.5%	$80.5	19.2%	10.7%
Auto	32.9	6.5%	—%	—	—%	—%	—	—%	—%
Aviation	31.3	6.1%	6.7%	34.7	7.1%	13.5%	31.5	7.5%	17.5%
Credit/surety	2.2	0.4%	—%	—	—%	—%	—	—%	—%
General casualty	48.4	9.5%	1.0%	29.2	6.0%	7.9%	10.2	2.4%	26.8%
Marine & energy	16.4	3.2%	0.2%	18.3	3.7%	0.3%	12.8	3.0%	0.5%
Medical malpractice	51.4	10.1%	7.4%	67.5	13.8%	4.1%	77.1	18.4%	11.9%
Other	2.8	0.6%	—%	2.3	0.5%	0.3%	1.9	0.5%	(2.1)%
Professional liability	110.4	21.7%	—%	71.5	14.6%	—%	38.7	9.2%	—%
Property	148.1	29.1%	40.0%	87.0	17.8%	54.1%	99.3	23.7%	51.4%
Whole account	5.1	1.0%	16.4%	11.4	2.3%	13.1%	12.9	3.1%	14.8%
Workers’ compensation	30.8	6.1%	(10.3)%	77.5	15.9%	25.0%	54.6	13.0%	24.5%

	$509.0	100.0%	12.6%	$489.0	100.0%	16.4%	$419.5	100.0%	22.0%

Premiums. Gross premiums written for the year ended December 31, 2010 increased by 4.1% compared to the year ended December 31, 2009. Significant factors affecting gross premiums written were:

•

Gross premiums written increased in the auto, general casualty, professional liability and property lines of business principally due to the inclusion of premiums written by the former Harbor Point companies from May 12, 2010;

•	Gross premiums written decreased in our agriculture line of business principally due to the non-renewal of a contract as a result of a client merger in 2010;

•	Medical malpractice premiums decreased principally due to reduction in line sizes, increase in client retentions and reduced estimates of assumed premiums on some quota share policies;

•

Workers’ compensation premiums decreased principally due to the non-renewal of a significant contract written in the prior year, resulting in a decrease of $45.7 million, as well as a downwards net premium adjustment of $9.5 million on a prior year contract triggered by a similar downwards revision to losses on the contract; and

•

Across our lines of business, we continued to experience a competitive price environment. We have been selective in our renewals and business writings, focusing on business that meets our rate of return requirements.

Gross premiums written for the year ended December 31, 2009 increased by 16.6% compared to the year ended December 31, 2008. Significant factors affecting gross premiums written were:

•	Gross premiums written increased in the workers compensation line of business principally due to a significant quota share treaty written in 2009;

•	Gross premiums written increased in the professional liability line of business where we took advantage of favorable market pricing and reduced market capacity;

•

Gross premiums written increased in the general casualty line of business; however, the general casualty premium volume was generally flat compared to the year ended December 31, 2008 as there were negative premium adjustments in 2008 that did not recur in 2009;

•

The market for property reinsurance was favorable and our renewals benefited from an increase in rates. However, with the 41.6% growth in our U.S. specialty property business in the United States we kept our reinsurance premium volumes stable year-over-year as part of our strategy to limit aggregate property exposures; and

•	The year ended December 31, 2009 included reductions in premium estimates on prior year contracts of $10.9 million compared to reductions of $46.0 million in 2008.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 12.6% compared to 16.4% for the year ended December 31, 2009. The decrease in the percentage was principally due to the inclusion of Harbor Point business from May 12, 2010 at a lower ratio of reinsurance premiums ceded to gross premiums written.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2009 was 16.4% compared to 22.0% for the year ended December 31, 2008. The decrease in the percentage was principally due to a significant quota share contract incepting in the third quarter of 2008 which renewed in 2009 at a significant lower amount. In addition, reinstatement premiums ceded triggered by property catastrophe losses during 2008 were $1.7 million compared to no significant reinstatement premiums ceded in 2009.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the year ended December 31, 2010 compared to the year ended December 31, 2009 was principally due to the incremental earnings of the Harbor Point portfolio of contracts written before the Amalgamation, which are included in the 2010 year but have no equivalent in the comparable 2009 year.

Net losses and loss expenses. The loss ratio decreased by 10.2 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2010, 2009 and 2008 by line of business was as follows:

	2010	2009	2008
	(In millions of U.S. Dollars)
Agriculture	$2.3	$3.1	$—
Auto	—	—	—
Aviation	(7.0)	2.6	0.8
Credit/surety	—	—	—
General casualty	16.8	10.5	9.5
Marine & energy	(9.5)	(24.3)	(13.5)
Medical malpractice	2.7	7.9	5.3
Other	—	—	1.1
Professional liability	(12.2)	8.6	25.8
Property	24.9	20.3	22.3
Whole account	10.7	2.3	15.1
Workers compensation	15.9	1.0	1.7

	44.6	32.0	68.1
Loss development resulting from premium adjustments	7.8	11.4	17.0

	$52.4	$43.4	$85.1

Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the year ended December 31, 2010, excluding the effect of premium adjustments, was $44.6 million compared to $32.0 million in the year ended December 31, 2009. Included in the net favorable development for the year ended December 31, 2010 was an $8.9 million reduction to net loss reserves on a significant prior year workers’ compensation contract for which there was an offsetting reduction to net premiums earned of $9.5 million. As a result, the net favorable loss development on this workers’ compensation contract had a modest negative impact on net income;

•

The net favorable development in the year ended December 31, 2010 reflected better than expected loss emergence. Favorable loss development principally emerged on the 2008 and 2009 years for the property line of business, on the 2002 – 2009 years for the general casualty line of business and on the 2005 and prior years for the workers compensation lines of business. This favorable loss development was partially offset by adverse development principally on the 2004 and 2008 – 2009 years for the professional liability line of business, the 2005 – 2009 years for the marine & energy line of business and the 2007 and 2009 years for the aviation line of business;

•

Excluding the net favorable loss development (and after adding back the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above), the loss ratio was 61.6% for the year ended December 31, 2010 compared to 73.9% for the year ended December 31, 2009. The decrease in the loss ratio for the year compared to the prior year was principally due to the inclusion of net premiums earned from the former Harbor Point companies since May 12, 2010 at a significantly lower loss ratio, which reduced the average loss ratio. Despite the increase in property catastrophe losses discussed below, the current year loss ratio on the net premiums earned related to the former Harbor Point portfolio of contracts does not include any significant property catastrophe losses other than from the New Zealand earthquake as most of the current year’s property catastrophe loss events occurred prior to the Amalgamation;

•

Also contributing to the decrease in the loss ratio, the year ended December 31, 2010 benefitted from the $14.4 million amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation. This fair value adjustment is being amortized over a weighted average period of 4.0 years; and

•

Partially offsetting the decrease described above was the increased property catastrophe-related and significant per-risk losses. The year ended December 31, 2010 included $27.8 million in property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, European windstorm Xynthia, Australian storms, New Zealand earthquake and the Australian floods. The year ended December 31, 2009 included $2.0 million in property catastrophe-related and significant per-risk losses.

The loss ratio increased 1.6 percentage points for the year ended December 31, 2009 compared to the year ended December 31, 2008. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the year ended December 31, 2009 was $32.0 million compared to $68.1 million in the year ended December 31, 2008. The net favorable development in the year ended December 31, 2009 reflected better than expected loss emergence. Favorable loss development emerged on the 2008 and prior years for property, 2005 and prior years for general casualty, 2006 and prior years for professional liability, and 2007 and prior years for medical malpractice. The net favorable development in the year ended December 31, 2008 emerged primarily on the 2005 and 2006 years for the professional liability and whole account lines of business;

•	Excluding the net favorable loss development the loss ratio was 73.9% for the year ended December 31, 2009 compared to 83.9% for the year ended December 31, 2008;

•	The year ended December 31, 2009 included $2.0 million in property catastrophe-related and significant per-risk losses, compared to $47.0 million in the year ended December 31, 2008; and

Decreases in reinsurance premium estimates, net of acquisition costs, of $8.5 million, $11.7 million and $24.2 million, in 2010, 2009 and 2008, respectively, resulted in a decrease in prior year loss reserves of $7.8 million in 2010, $11.4 million in 2009 and $17.0 million in 2008.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the year ended December 31, 2010 increased 2.6 percentage points compared to the year ended December 31, 2009. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from the former Harbor Point companies. The former Harbor Point business contains a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts.

The ratio of acquisition costs to net premiums earned for the year ended December 31, 2009 increased 3.3 percentage points compared to the year ended December 31, 2008. This increase was principally as a result of changes in the mix of business written, in particular the significant growth in professional liability and workers compensation business, which raised the average ceding commission.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2010 increased $34.2 million compared to the year ended December 31, 2009. The increase was principally due to the inclusion of Harbor Point’s expenses for the period from May 12, 2010. In addition, there was an increase in performance based compensation expense as a result of improved underwriting results compared to the prior year, and a shift to a larger cash component and fewer stock-based awards, compared to 2009.

General and administrative expenses for the year ended December 31, 2009 increased $3.3 million compared to the year ended December 31, 2008. The improvement in the segment’s overall result in 2009 compared to 2008 resulted in increased performance based compensation for 2009. The year ended December 31, 2009 also included increased expenses related to information technology compared to 2008.

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the years ended December 31, 2010 and 2009, for informational purposes only, as if the Amalgamation had occurred on January 1, 2010 and January 1, 2009, respectively. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

	2010	% change	2009
	(In millions of U.S. Dollars)
Gross premiums written	$892.4	(15.8)%	$1,060.4
Net premiums earned	833.5	(8.5)%	910.7
Net losses and loss expenses	481.2	5.3%	456.9
Acquisition costs	173.3	(5.1)%	182.7
General and administrative expenses	75.6	(6.8)%	81.1

Loss ratio (a)	57.7%		50.2%
Acquisition cost ratio (b)	20.8%		20.0%
General and administrative expense ratio (c)	9.1%		8.9%
Combined ratio (d)	87.6%		79.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	2010	% of Premium Written	2009	% of Premium Written
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$47.2	5.3%	$93.0	8.8%
Auto	65.3	7.3%	58.8	5.5%
Aviation	32.7	3.7%	42.8	4.0%
Credit/surety	28.8	3.2%	20.7	2.0%
General casualty	85.3	9.6%	93.9	8.9%
Marine & energy	33.6	3.8%	46.7	4.4%
Medical malpractice	56.6	6.3%	76.4	7.2%
Other	7.7	0.9%	3.6	0.3%
Professional liability	173.9	19.5%	202.1	19.1%
Property	276.9	31.0%	297.2	28.0%
Whole account	50.4	5.6%	35.0	3.3%
Workers’ compensation	34.0	3.8%	90.2	8.5%

	$892.4	100.0%	$1,060.4	100.0%

Premiums. Gross premiums written for the year ended December 31, 2010 would have been 15.8% lower than the year ended December 31, 2009. Significant factors affecting gross premiums written were:

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

•

Workers’ compensation premiums would have decreased principally due to the non-renewal of a contract written in the prior year period, resulting in a decrease of $45.7 million, as well as a downwards net premium adjustment of $9.5 million on a prior year contract triggered by a similar downwards revision to losses on the contract.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the year ended December 31, 2010 would have increased by 7.5 percentage points compared to the year ended December 31, 2009. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the year ended December 31, 2010 would have been $73.0 million compared to $57.4 million in the year ended December 31, 2009;

•

The favorable development in the year ended December 31, 2010 would have been principally on our property, general casualty and workers compensation lines of business, partially offset by adverse development on our professional liability and marine & energy lines of business. The favorable development in the year ended December 31, 2009 would have been principally on our property and general casualty lines of business, partially offset by adverse development recognized on our marine & energy line of business;

•

Included in the net favorable development for the year ended December 31, 2010 was an $8.9 million reduction to net loss reserves on a significant prior year workers’ compensation contract for which there was an offsetting reduction to net premiums earned of $9.5 million. As a result, the net favorable loss development on this workers’ compensation contract had a modest negative impact on net income;

•

Excluding the net favorable loss development (and after adjusting for the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above), the loss ratio would have been 65.7% for the year ended December 31, 2010 and 56.5% for the year ended December 31, 2009. The increase in the loss ratio would have been principally due to the significant increase in property catastrophe events and significant per-risk losses; and

•

The year ended December 31, 2010 would have included $94.8 million in property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, European windstorm Xynthia, the Chilean earthquake, Australian storms, New Zealand earthquake and Australian floods. The year ended December 31, 2009 would have included $8.9 million of property catastrophe-related net losses, principally related to windstorm Klaus.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 0.8 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio would have been principally due to changes in the mix of business written.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2010 would have decreased compared with the year ended December 31, 2009, principally due to the decrease in the amortization expense of renewal rights held by Harbor Point. The renewal rights were included in the assets of Chubb Re acquired by Harbor Point in 2005 and were fully amortized by the end of 2009. The general and administrative expense ratio would not have changed significantly from 2009 to 2010 as the 6.8% decrease in general and administrative expense was offset by an 8.5% decrease in net premiums earned.

U.S. Specialty Segment

	2010	% change	2009	% change	2008
	(In millions of U.S Dollars)
Gross premiums written	$324.0	13.5%	$285.5	46.9%	$194.3
Reinsurance premiums ceded	(98.6)	(36.4)%	(155.1)	30.7%	(118.7)

Net premiums written	$225.4	72.9%	$130.4	72.5%	$75.6

Net premiums earned	$186.7	82.9%	$102.1	133.1%	$43.8
Net losses and loss expenses	118.3	88.4%	62.8	106.6%	30.4
Acquisition costs	28.4	N/A	7.5	150.0%	3.0
General and administrative expenses	36.0	15.4%	31.2	14.7%	27.2

Loss ratio (a)	63.4%		61.5%		69.4%
Acquisition cost ratio (b)	15.2%		7.3%		6.9%
General and administrative expense ratio (c)	19.3%		30.7%		62.2%
Combined ratio (d)	97.9%		99.5%		138.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	2010	% of Premium Written	% Ceded	2009	% of Premium Written	% Ceded	2008	% of Premium Written	% Ceded
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General Liability	$104.8	32.3%	28.0%	$87.8	30.8%	34.3%	$59.8	30.8%	44.4%
Marine	67.4	20.8%	45.5%	61.4	21.5%	58.8%	38.7	19.9%	60.7%
Professional Liability	12.5	3.9%	14.6%	0.6	0.2%	10.6%	—	—%	—%
Property	139.3	43.0%	26.4%	135.7	47.5%	65.4%	95.8	49.3%	71.7%

	$324.0	100.0%	30.4%	$285.5	100.0%	54.3%	$194.3	100.0%	61.1%

Premiums. Gross premiums written for the year ended December 31, 2010 increased 13.5% compared to the year ended December 31, 2009. The increase in gross premiums written was principally due to:

•	The addition of professional liability to our product line in the fourth quarter of 2009;

•	Focused growth of our general liability line written through the brokerage distribution channel; and

•	Moderate growth of 3% to 10% in our marine and property lines of business.

•

Market conditions remain competitive across all lines of business. Owing to the smaller average policy size of our U.S. specialty client base, we expect premium volumes to be less sensitive to market rate changes than for similar product lines written by our insurance segment.

Gross premiums written for the year ended December 31, 2009 increased 46.9% compared to the year ended December 31, 2008. The increase in gross premiums written reflected the expansion of our U.S platform (which commenced underwriting activities in April 2007), including the capability to write business in all states during 2009. This expansion was seen across all lines of business.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 30.4% compared to 54.3% in the year ended December 31, 2009. We intend to gradually retain more risk in the lines of business that we expect will have the greatest long term potential. Consistent with this strategy, during 2010 we cancelled a property quota share treaty and replaced it with a surplus share treaty under which we retain more of the risk. Further contributing to the decrease in reinsurance premiums ceded from the year ended December 31, 2009 was a decrease in the ceding percentage on our marine quota share treaty.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2009 was 54.3% compared to 61.1% in the year ended December 31, 2008.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the year ended December 31, 2010 increased 1.9 percentage points compared to the year ended December 31, 2009. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2010, 2009 and 2008 by line of business was as follows:

	2010	2009	2008
	(In millions of U.S. Dollars)
General Liability	$(0.2)	$(0.6)	$—
Marine	(2.0)	(2.2)	—
Professional Liability	—	—	—
Property	3.1	1.7	—

	$0.9	$(1.1)	$—

Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the year ended December 31, 2010 was $0.9 million compared to net unfavorable development $1.1 million in the year ended December 31, 2009. Favorable development in our property line of business in 2010 and 2009 represented better than expected loss emergence. Unfavorable development in our marine and general liability lines of business were the result of increased loss estimates on specific claim reserves;

•

Excluding the net favorable loss development, the loss ratio was 63.8% and 60.4% for the years ended December 31, 2010 and December 31, 2009, respectively. The increase in the loss ratio was principally due to changes in the mix of business; and

•

Our results for the year ended December 31, 2010 include net losses of $7.0 million for property catastrophe losses and significant per-risk losses. Large loss events in the year ended December 31, 2010 included flooding in Tennessee and storms in the Northeastern U.S. These losses were contained within our annual loss expectations for the property line of business. In the fourth quarter of 2010, we reduced our original estimate of net losses associated with these events by $2.0 million. During the year ended December 31, 2009, we did not incur any significant property catastrophe losses or significant per-risk losses.

The loss ratio for the year ended December 31, 2009 decreased 7.9 percentage points compared to the year ended December 31, 2008. Significant items impacting the loss ratio were:

•	The expansion of the U.S. Specialty segment, increase in gross premium volume and broader client base resulted in an improvement in the loss ratio;

•	Net unfavorable loss development of prior year reserves in the year ended December 31, 2009 was $1.1 million compared to no development of prior year reserves in the year ended December 31, 2008; and

•

The year ended December 31, 2008 included net losses of $5.0 million for property catastrophe losses and significant per-risk losses. During the year ended December 31, 2009, we did not incur any significant property catastrophe losses or significant per-risk losses.

Acquisition expenses. The acquisition cost ratio has increased in each of the last two years principally as a result of corresponding decreases in the amount of reinsurance purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which has increased our acquisition cost ratio.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, both of which increased in 2010 compared to 2009, and in 2009 compared to 2008. However, our general and administrative expense ratio has decreased each year from 2008 to 2010. The decreases in the ratio was principally due to the increases in net premiums earned each year.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share. Our Lloyd’s operating businesses were acquired on November 6, 2008. As a result, a comparison of 2010 and 2009 results with 2008 results is not meaningful.

	2010	% change	2009	% change	2008
	(In millions of U.S. Dollars)
Gross premiums written	$202.6	57.1%	$129.0	N/A	$8.8
Reinsurance premiums ceded	(37.4)	13.7%	(32.9)	N/A	(4.3)

Net premiums written	$165.2	71.9%	$96.1	N/A	$4.5

Net premiums earned	$135.0	42.0%	$95.1	N/A	$4.3
Net losses and loss expenses	59.9	36.1%	44.0	N/A	2.5
Acquisition costs	24.2	33.7%	18.1	N/A	1.0
General and administrative expenses	28.5	42.5%	20.0	N/A	2.5

Loss ratio (a)	44.3%		46.2%		57.3%
Acquisition cost ratio (b)	17.9%		19.1%		22.7%
General and administrative expense ratio (c)	21.2%		21.0%		58.5%
Combined ratio (d)	83.4%		86.3%		138.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	2010	% of Premium Written	% Ceded	2009	% of Premium Written	% Ceded	2008	% of Premium Written	% Ceded
	(In millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$30.9	15.2%	15.7%	$22.6	17.5%	22.3%	$0.4	4.5%	77.5%
Aviation	16.1	7.9%	24.5%	2.6	2.0%	—%	—	—%	—%
Financial institutions	19.4	9.6%	23.3%	23.8	18.5%	22.0%	4.1	46.6%	70.4%
International casualty	26.2	12.9%	7.0%	—	—%	—%	—	—%	—%
Professional liability	19.6	9.7%	13.0%	19.9	15.4%	20.5%	2.9	33.0%	—%
Property	85.6	42.3%	23.0%	60.1	46.6%	30.9%	1.4	15.9%	77.2%
Surety	4.8	2.4%	—%	—	—%	—%	—	—%	—%

	$202.6	100.0%	18.5%	$129.0	100.0%	25.5%	$8.8	100.0%	48.9%

Premiums. Gross premiums written for the year ended December 31, 2010 increased 57.1% compared to the year ended December 31, 2009. The increase in gross premiums written was primarily due to:

•	The addition of aviation business to our Alterra at Lloyd’s segment in the fourth quarter of 2009, which largely represents a transfer of business previously written within our insurance segment;

•	The addition of international casualty product lines in the first quarter of 2010, which generated $26.2 million of gross premiums written in the year ended December 31, 2010; and

•	The commencement of underwriting in Brazil in 2010, which generated $22.9 million of gross premiums written for the year ended December 31, 2010, primarily in the property line of business.

The year ended December 31, 2009 was the first full year of operations for the Alterra at Lloyd’s segment. Gross premiums written for the year ended December 31, 2009 increased 7.3% compared to gross premiums written of $120.2 million for the year ended December 31, 2008 ($111.4 million of which were written prior to our acquisition of Alterra at Lloyd’s, and therefore are not included in the consolidated results for the year ended December 31, 2008, and $8.8 million of which were written following the acquisition and are reflected in the table above). This growth was predominantly in the property and accident & health business lines.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 18.5%, compared to 25.5% for the year ended December 31, 2009. The volume of reinsurance premiums ceded did not increase at the same rate as the increase in gross premiums written because a significant proportion of our reinsurance program are excess of loss (non-proportional) contracts rather than quota share (proportional) contracts.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expense. The loss ratio for the year ended December 31, 2010 decreased by 1.9 percentage points compared to the year ended December 31, 2009. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2010, 2009 and 2008 by line of business was as follows:

	2010	2009	2008
	(In millions of U.S. Dollars)
Accident & health	$—	$0.6	$—
Financial institutions	4.9	0.9	—
Professional liability	3.6	3.5	—
Property	6.4	1.1	—

	$14.9	$6.1	$—

Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the year ended December 31, 2010 was $14.9 million compared to net favorable development of $6.1 million in the year ended December 31, 2009. The net favorable development in the years ended December 31, 2010 and 2009 reflected better than expected loss emergence;

•

Excluding the net favorable loss development, the loss ratio was 55.4% for the year ended December 31, 2010 compared to 52.7% for the year ended December 31, 2009. The increase in the loss ratio was principally due to changes in the mix of business, which now includes aviation and international casualty lines of business, and an increase in catastrophe-related and significant per risk losses.

•

Losses and loss expense for the year ended December 31, 2010 included $8.1 million in catastrophe-related and significant per-risk losses, which included net losses from the Chilean earthquake, windstorm Xynthia, Australian hail storms, New Zealand earthquake and Australian floods. Losses and loss expense for the year ended December 31, 2009 included $1.4 million in catastrophe-related and significant per risk losses.

Acquisition expenses. The acquisition cost ratio decreased 1.2 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in acquisition costs was principally attributable to the addition of international casualty business in the first quarter of 2010, which has a lower average acquisition cost ratio.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2010 increased $8.5 million compared to the year ended December 31, 2009. However, the general and administrative expense ratio for the year ended December 31, 2010 remained consistent with the year ended December 31, 2009 as net premiums earned increased at almost the same rate. General and administrative expenses for this segment includes profit commission income earned by Alterra at Lloyd’s from the Lloyd’s Syndicates that are not wholly owned by Alterra, which partially offsets the costs of managing the Syndicates. Profit commission income in the year ended December 31, 2010 benefited from a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of these third-party Syndicates. Partially offsetting this profit commission income was an increase in information technology expenses, performance-based compensation, and expenses related to our new office in Brazil.

Life and Annuity Reinsurance Segment

	2010	% change	2009	% change	2008
	(In millions of U.S. Dollars)
Net premiums earned	$4.5	(89.6)%	$43.3	(82.1)%	$241.7
Net investment income	49.8	(2.4)%	51.0	27.2%	40.1
Net realized and unrealized gains (losses) on investments	11.4	(69.4)%	37.3	N/A	(100.9)
Claims and policy benefits	65.2	(35.5)%	101.1	(66.5)%	301.5
Acquisition costs	0.4	(71.4)%	1.4	N/A	(0.1)
General and administrative expenses	3.0	7.1%	2.8	(3.4)%	2.9

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

There were no new life and annuity contracts written during the year ended December 31, 2010. One new reinsurance contract was written in the year ended December 31, 2009, accounting for most of the premiums written for that year. Three contracts totaling gross premiums written of $239.6 million, each covering closed blocks of pension annuities for existing clients, were written in the year ended December 31, 2008. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. In addition, we have not been able to identify many meaningful opportunities to write new life and annuity reinsurance contracts where we can earn an attractive investment spread. As a result, we have determined not to write any new life and annuity contracts in the foreseeable future. This determination does not affect our existing life and annuity reinsurance contracts and we will continue to service our existing life and annuity customer base.

Gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in policy and claim liabilities.

Net investment income and net realized and unrealized gains (losses) on investments are discussed within the investing activities section as we manage investments for this segment on a consolidated basis with our other segments.

Investing Activities

The results of investing activities discussed below include the net investment income, net realized and unrealized gains (losses) on investments and net impairment losses recognized in earnings for all of our segments, including amounts that are allocated to the segments. These investment results are presented below on a consolidated basis.

	2010	% change	2009	% change	2008
	(In millions of U.S. Dollars)
Net investment income	$222.4	31.1%	$169.7	(6.6)%	$181.6
Net realized and unrealized gains (losses) on investments	16.9	(79.3)%	81.8	N/A	(235.0)
Net impairment losses recognized in earnings	(2.6)	(16.1)%	(3.1)	(81.7)%	(16.9)
Average annualized yield on cash, fixed maturities	3.39%		3.56%		4.35%

Net investment income. The increase in net investment income for the year ended December 31, 2010 was principally attributable to the increase in cash and invested assets as a result of the Amalgamation and the issuance of senior notes together with additional investment income generated by shifting cash into higher yielding fixed maturity securities. Our ratio of average cash to average invested assets decreased from 15.6% for the year ended December 31, 2009 to 12.3% for the year ended December 31, 2010 as we redeployed cash into fixed maturity investments and paid a special dividend. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested cash generated by operations and cash generated from maturing investments into our fixed maturity portfolio, the yield on our portfolio has decreased. To date, this reduction has been partially offset by our redeployment of a larger portion of cash into fixed maturities, helping to slow the decline in yield compared to the prior periods. However, due to the continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

The decrease in net investment income for the year ended December 31, 2009 was principally attributable to the increase in the ratio of average cash to average invested assets for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase in cash was principally attributable to significant cash redemptions received from our hedge fund portfolio, growth in gross premiums written, and a desire to maintain high levels of liquidity, partially offset by the repayment of debt.

Net realized and unrealized (losses) gains on investments include the following:

	2010	2009	2008
	(In millions of U.S. Dollars)
Increase (decrease) in fair value of hedge funds (a)	$14.3	$75.8	$(233.5)
Decrease (increase) in fair value of derivatives	(12.0)	0.8	—
Increase in fair value of catastrophe bonds	0.4	—	—
Increase in fair value of structured deposit	2.6	—	—
Income from equity method investments	0.6	0.7	0.5

Change in fair value of other investments	5.9	77.3	(233.0)
Net realized gains (losses) on available for sale securities	15.5	1.9	(2.5)
Net realized and unrealized (losses) gains on trading securities	(4.5)	2.6	0.5

Net realized and unrealized gains (losses) on investments	$16.9	$81.8	$(235.0)

(a)	An increase in fair value of derivatives of $8.1 million and $22.2 million from a wholly-owned hedge fund are included in the increase (decrease) in fair value of hedge funds for the years ended December 31, 2009 and December 31, 2008, respectively.

Change in fair value of other investments. Our investment in hedge funds comprise the majority of other investments. The increase in fair value of the hedge fund portfolio was $14.3 million, or a 4.27% rate of return, for the year ended December 31, 2010, compared to an increase of $75.8 million, or a 12.27% rate of return, for the year ended December 31, 2009. Over the last 24 months, we have significantly reduced our level of investment in hedge funds. As a result, the returns generated by our hedge fund portfolio represent a decreasing proportion of our total investment income compared to previous periods. The rate of return of 4.27% for the year ended December 31, 2010 compares to the HFRI Fund of Funds Composite Index returning 5.67% over the same period, which we believe is our most relevant benchmark.

Eight of the ten hedge fund strategies we employed experienced positive returns during the year ended December 31, 2010. The largest contributors by investment strategy to the increase in fair value for the year ended December 31, 2010 were the global macro and the diversified arbitrage strategies. As of December 31, 2010, 16.9% and 9.5% of our hedge fund portfolio was allocated to the global macro and diversified arbitrage strategies, respectively. The largest decrease in fair value offsetting the overall increase for the year was contributed by the event driven arbitrage strategy. As of December 31, 2010, 10.2% of our hedge fund portfolio was allocated to this strategy.

Eight of the nine hedge fund strategies we employed experienced positive returns during the year ended December 31, 2009. The largest contributors by investment strategy to the net gain for the year ended December 31, 2009 were the distressed securities and the event driven arbitrage strategies. As of December 31, 2009, 20.0% and 13.3% of our hedge fund portfolio was allocated to the distressed securities and the event driven arbitrage strategies, respectively.

All but one of the hedge fund strategies we employed experienced negative returns during the year ended December 31, 2008. The largest contributors by investment strategy to the loss in 2008 were the long/short equity and the event driven arbitrage strategies. As of December 31, 2008, 38.5% and 9.9% of our hedge fund portfolio was allocated to long/short equity and event-driven strategies, respectively.

The allocation of invested assets to our hedge fund portfolio as of December 31, 2010 was 3.7%. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

Included in the change in fair value of hedge funds for the year ended December 31, 2008 was a $3.8 million realized loss on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of our holdings of U.S. government securities.

The fair value of derivatives decreased by $12.0 million for the year ended December 31, 2010, and increased $0.8 million for the year ended December 31, 2009. We did not hold any derivative instruments outside of the hedge fund portfolio as of December 31, 2008. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. During the second quarter of 2010, we considered replacing our revolving bank loan with longer term debt. In contemplation of this plan, we entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility at that time, we elected not to replace our revolving bank loan and the forward contracts were settled for a loss of $10.4 million in the second quarter.

At December 31, 2010, we had $47.2 million invested in catastrophe bonds, with a par value of $45.3 million, which are scheduled to mature at various dates between May 24, 2011 and June 6, 2013. The increase in fair value of the catastrophe bonds was $0.4 million during the year ended December 31, 2010, which is included in the change in fair value of other investments.

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The increase in fair value of the structured deposit was $2.6 million during the year ended December 31, 2010, which is included in the change in fair value of other investments.

Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with realized and unrealized gains and losses recorded in net income, all of which are reported within our Alterra at Lloyd’s segment. Net realized and unrealized gains (losses) on our fixed maturities portfolios for the years ended December 31, 2010, 2009 and 2008 were $11.0 million, $4.5 million, and $(2.0) million respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the years ended December 31, 2010, 2009 and 2008 of $2.6 million, $3.1 million and $16.9 million, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 3 of our audited consolidated financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,861.4 million as of December 31, 2010 compared to $5,262.4 million as of December 31, 2009, an increase of 49.4%. The increase in cash and invested assets resulted principally from the Amalgamation, which contributed $2,663.0 million in invested assets as of May 12, 2010, and from the issuance of senior notes in September 2010. This increase during the year ended December 31, 2010 was partially offset by the payment of dividends of $349.5 million and the repurchase of ordinary shares of $207.8 million.

Our fixed maturities are recorded at fair value and are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances, such as credit rating changes, and changes in industry specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. As a result of these fluctuations, it is possible to have significant unrealized gains or losses on a security. Our strategy for our fixed maturities portfolios is to tailor the maturities of the portfolios to the timing of expected loss and benefit payments. At maturity, absent any credit loss, a fixed maturity’s amortized cost will equal its fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell available for sale fixed maturity securities before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

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

Our fixed maturity portfolio comprises high quality, liquid securities. As of December 31, 2010, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 3 of our audited consolidated financial statements.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2010.

A discussion of our process for estimating the fair value of our available for sale and trading fixed maturities investments is included in Note 4 of our audited consolidated financial statements.

We performed a review of securities in an unrealized loss position as of December 31, 2010 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $2.6 million during the year ended December 31, 2010.

A discussion of our process for estimating other-than-temporary impairments is included in Note 3 of our audited consolidated financial statements.

The other investments we held at December 31, 2010 principally comprise our investments in hedge funds, catastrophe bonds and structured deposits which are recorded at fair value.

Investments in hedge funds comprise a portfolio of limited partnership and stock investments in trading entities, or funds, which invest in a wide range of financial products. The units of account that we value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

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

We are able to redeem our hedge fund portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

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

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of December 31, 2010, we estimate that over 66% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the non-gated portion settled in cash shortly after the redemption date. Of our December 31, 2010 outstanding redemptions receivable of $38.1 million, none of which are gated, $37.0 million were received in cash prior to February 18, 2011. The fair value of our holdings in funds with gates imposed as of December 31, 2010 was $30.2 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of December 31, 2010, the fair value of our hedge funds held in side-pockets was $61.6 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from December 31, 2010 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of December 31, 2010
	Fair Value	% of Hedge fund portfolio
	(in thousands
	of U.S. Dollars)
Liquidity:
Within 90 days	$118,047	40.1%
Between 91 to 180 days	23,843	8.1%
Between 181 to 365 days	29,127	9.9%
Greater than 365 days	123,240	41.9%

Total hedge funds	$294,257	100.0%

Although we believe that our significant cash balances, fixed maturities investments and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the hedge fund investment portfolio, our ability to do so may be limited by these liquidity constraints.

Additional information about the hedge fund portfolio can be found in Notes 3 and 4 to our audited consolidated financial statements included herein.

As of December 31, 2010, we had $47.2 million invested in catastrophe bonds, with a par value of $45.3 million. We receive quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.6% and are scheduled to mature at various dates between May 24, 2011 and June 6, 2013. The redemption value of the bonds will adjust based on the occurrence of covered events such as windstorms and earthquakes across a number of geographic regions, including Japan, Europe, Mexico and the United States. The maximum possible loss to us is limited to the value of our investment.

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption value of $24.3 million and a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $956.1 million as of December 31, 2010 compared to $1,001.4 million as of December 31, 2009, a decrease of 4.5%. This decrease was principally due to the losses recoverable collected as part of the final settlement of a significant contract during the year, which was partially offset by additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the year ended December 31, 2010.

Losses recoverable from reinsurers on property and casualty business were $921.0 million and $964.8 million as of December 31, 2010 and 2009, respectively. Benefits recoverable from reinsurers on life and annuity business were $35.1 million and $36.6 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, 88.5% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.0% were rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 5.1% of our losses and benefits recoverable as of December 31, 2010. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 175.7% of its loss recoverable obligations. The remaining 1.4% of losses and benefits recoverable were with reinsurers rated “B+” or lower, including those not rated.

Liabilities for property and casualty losses. Property and casualty losses totaled $3,906.1 million as of December 31, 2010 compared to $3,178.1 million as of December 31, 2009, an increase of 22.9%. The increase in property and casualty losses was principally attributable to the Amalgamation, which resulted in an $852.0 million increase in reserves. During the year ended December 31, 2010, we incurred gross losses of $818.9 million, we paid $925.6 million in property and casualty losses, including a $315.0 million settlement of a significant prior year contract, and recorded gross favorable development on prior year reserves of $146.9 million.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,275.6 million at December 31, 2010 compared to $1,372.5 million as of December 31, 2009. The decrease was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $100.8 million of benefit payments during the year ended December 31, 2010.

Senior notes. On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year. The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The

6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of all issuance costs, from the sale of the 6.25% senior notes were $346.9 million and were used to repay a $200.0 million revolving bank loan outstanding under the Harbor Point Credit Facility, with the remainder to be used for general corporate purposes.

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of December 31, 2010 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity increased to $2,918.3 million as of December 31, 2010 from $1,564.6 million as of December 31, 2009, an increase of 86.5%, principally due to the Amalgamation, which increased shareholders’ equity by $1,481.8 million. In addition, we generated net income of $302.3 million and a $73.5 million increase in accumulated other comprehensive income for the year ended December 31, 2010. These increases were offset by the declaration of dividends of $351.0 million and repurchases of common shares of $207.8 million during the year ended December 31, 2010.

Liquidity. We generated $308.3 million of cash from operations during the year ended December 31, 2010 compared to $193.2 million for the year ended December 31, 2009. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments. In addition, during the year ended December 31, 2010, we settled $147.1 million of reinsurance balances payable as part of the final settlement of a significant contract.

Our casualty business generally has a long claim-tail. As a result, we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves on our balance sheet. Our property business generally has a short claim-tail. Consequently, we expect volatility in our operating cash flow levels as losses are incurred. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on our operating cash flows.

We tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 5.0 years, which compares to an average duration of 4.7 years for our fixed maturities investment portfolio. However, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $400.0 million using our current credit facilities. Our two largest credit facilities expire in June and August 2012. Our cash and cash equivalents balance was $905.6 million as of December 31, 2010. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of December 31, 2010.

As a holding company, Alterra’s principal asset is its investment in the common shares of its principal operating subsidiary, Alterra Bermuda. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda law. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of December 31, 2010, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda returned $475.0 million of capital and surplus during the year ended December 31, 2010 through dividends and distributions of capital, excluding distributions related to our internal corporate restructuring. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of December 31, 2010, we had three U.S dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $350.0 million available subject to certain conditions. On that date, we had $908.0 million in letters of credit outstanding under these facilities. We also had two GBP denominated letter of credit facilities totaling GBP 90.0 million ($140.5 million) supporting our Funds at Lloyd’s commitments and the underwriting activity at Alterra Re UK, of which GBP 70.1 million ($109.5 million) was utilized as of December 31, 2010. Certain of our credit facilities require that we comply with certain financial covenants, which may include a minimum consolidated tangible net worth, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all the financial covenants of each of our credit facilities as of February 18, 2011.

The amount which Alterra provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of December 31, 2010, total shareholders’ equity was $2,918.3 million compared to $1,564.6 million as of December 31, 2009, an increase of 86.5% principally due to the Amalgamation. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the SEC that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under the Harbor Point Credit Facility, with the remainder to be used for general corporate purposes.

In April 2007, Alterra USA issued $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of December 31, 2010. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

We repurchase our shares from time to time through the market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the year ended December 31, 2010, we repurchased 10,288,434 common shares for $207.8 million.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

	Payment due by period (in thousands of U.S. Dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior notes	$696,323	$28,400	$56,800	$56,800	$554,323
Operating lease obligations	29,031	8,265	12,352	4,726	3,688
Property and casualty losses	3,906,134	664,699	1,280,138	867,670	1,093,627
Life and annuity benefits	2,361,844	113,528	215,367	199,966	1,832,983
Deposit liabilities	173,540	41,337	69,088	10,132	52,983

Total	$7,166,872	$856,229	$1,633,745	$1,139,294	$3,537,604

The reserves for losses and benefits together with deposit liabilities represent management’s estimate of the ultimate cost of settling losses, benefits and deposit liabilities. As more fully discussed in “- Critical Accounting Policies—Reserve for property and casualty losses and life and annuity reinsurance benefit reserves” above, the estimation of losses and benefits is based on various complex and subjective judgments. Actual losses and benefits paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2010 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements as of December 31, 2010 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we have presented net operating income and annualized net operating return on average shareholders’ equity, which are “non-GAAP financial measures” as defined in Regulation G. We believe that these non-GAAP financial measures, which may be defined differently by other companies, allow for a more complete understanding of the performance of our business. These measures, however, should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of the non-GAAP financial measures to their respective most directly comparable U.S. GAAP financial measures is as follows:

	2010	2009	2008
	(In millions of U.S Dollars except share and per share amounts)
Net income (loss)	$302.3	$246.2	$(175.3)
Net realized and unrealized (gains) losses on non-hedge fund investments (a)	(0.9)	(1.4)	18.6
Net foreign exchange (gains) losses	0.4	(4.3)	10.0
Merger and acquisition expenses	(50.1)	(31.6)	2.9

Net operating income (loss)	$251.7	$208.9	$(143.8)

Earnings per diluted share	$3.17	$4.26	$(3.10)
Net realized and unrealized (gains) losses on non-hedge fund investments	(0.01)	(0.02)	0.33
Net foreign exchange (gains) losses	0.01	(0.07)	0.18
Merger and acquisition expenses	(0.53)	(0.55)	0.05

Net operating income (loss) per diluted share	$2.64	$3.62	$(2.54)

Weighted average common shares outstanding—basic	94,682,279	57,006,908	56,565,588
Weighted average common shares outstanding—diluted	95,459,375	57,767,137	56,565,588

Average shareholders’ equity (b)	$2,467.4	1,398.9	1,426.9

Return on average shareholders’ equity	12.3%	17.6%	(12.3)%

Net operating return on average shareholders’ equity	10.2%	14.9%	(10.1)%

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly average shareholders’ equity balances. The average for the year ended December 31, 2010 has been weighted to include Harbor Point from May 12, 2010, the date of the consummation of the Amalgamation.

New Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (820)—Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance has not and is not expected to have a material impact on our consolidated financial statements.

ASU 2010-20, Receivables (310)—Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We have adopted the requirements of this standard in our consolidated financial statements for the year ended December 31, 2010 and it has not had a material impact.

ASU 2010-26, Financial Services—Insurance (944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in FASB guidance. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employ strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay insurance and reinsurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, our earnings would be affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of December 31, 2010, 96.0% of the securities held in our fixed maturities portfolios were rated Baa3/BBB- or above. Under our fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum credit rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Two of our investment managers (managing approximately 2.3% of our invested assets by fair value as of December 31, 2010) follow an opportunistic strategy. This strategy includes the purchase of securities below investment-grade and securities trading at deep discounts; however the opportunistic portfolios are required to have an average credit rating of B2/B or better. In addition, a minimum weighted average credit quality rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole.

As of December 31, 2010, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.7% or approximately $310.0 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.0% or approximately $332.7 million.

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

As of December 31, 2010, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in market value of 0.3%, or approximately $0.9 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in market value of 0.3%, or approximately $0.9 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of December 31, 2010, our hedge fund portfolio’s VaR was estimated to be 12.5% at the 99.0% level of confidence and with a three-month time horizon.

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

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The attestation report issued by our independent registered public accounting firm, KPMG, on the effectiveness of the Company’s internal control over financial reporting is included on page 109.

Management evaluated whether there was a change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required in response to this Item is contained under the captions “Proposal One—Election Of Directors Of The Company,” “Composition, Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “Alterra Capital Holdings Limited Code of Business Conduct and Ethics,” that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.alterracap.com . We will disclose any material changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.alterracap.com or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Shares Vested in Fiscal Year 2010,” “Pension Benefits,” “Non-Qualified Deferred Compensation as of December 31, 2010,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Employment Agreements,” “2008 Incentive Plan,” “2006 Incentive Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Amalgamation, dated as of March 3, 2010, by and among Max Capital Group Ltd., Alterra Holdings Limited and Harbor Point Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

3(i).1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

3(i).2	Certificate of Incorporation of Max USA Holdings Ltd. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

3(i).3	Certificate of Formation of Alterra Finance LLC (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

3(ii).1	Amended and Restated Bye-laws of Max Capital Group Ltd (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3(ii).2	Bylaws of Max USA Holdings Ltd. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

3(ii).3	Limited Liability Company Agreement of Alterra Finance LLC (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

4.2	Indenture, dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as trustee, paying agent and registrar (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on From 8-K filed with the SEC on September 27, 2010).

4.3	First Supplemental Indenture, dated as of September 27, 2010 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on From 8-K filed with the SEC on September 27, 2010).

4.4	Form of 6.25% Senior Notes due 2020 (contained in Exhibit 4.3 hereto)

4.5	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement ( 333-167035) filed with the SEC on May 24, 2010).

4.6	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.7	Form of Junior Subordinated Debt Indenture (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.8	Form of Alterra Finance LLC Senior Debt Indenture (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement ( 333-167035) filed with the SEC on May 24, 2010).

4.9	Form of Alterra Finance LLC Subordinated Debt Indenture (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement ( 333-167035) filed with the SEC on May 24, 2010).

4.10	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

4.11	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

Exhibit	Description

4.12	Certificate of Trust of Max Capital Trust I (incorporated by reference to Exhibit 4.12 of the Registrant’s Registration Statement (333-145585) filed on August 20, 2007).

4.13	Amended and Restated Certificate of Trust (incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.14	Amended and Restated Declaration of Trust of Alterra Capital Trust I (incorporated by reference to Exhibit 4.17 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.15	Form of Second Amended and Restated Declaration of Trust of Alterra Capital Trust I (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.16	Trust Agreement (incorporated by reference to Exhibit 4.15 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

4.17	Form of Preferred Securities Guarantee Agreement with respect to the preferred securities issued by Alterra Capital Trust I (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.18	Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

4.19	Alterra Capital Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

4.20	Alterra Capital Holdings Limited 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

4.21	Max Capital Group Ltd. Employee Stock Purchase Plan for U.S. Taxpayers (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.22	Max Capital Group Ltd. Employee Stock Purchase Plan for Non-U.S. Taxpayers (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

10.1	Employment Agreement, effective as of November 13, 2006 and executed December 8, 2006, by and between Max Capital Group Ltd. and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2006).

10.2	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Peter A. Minton (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.3	Stay Agreement, dated October 18, 2010, by and between Alterra Capital Holdings Limited and Peter A. Minton.

10.4	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.5	Employment Agreement between Harbor Point Limited and John R. Berger, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.5a of the Registrant’s Registration Statement
(333-165413) filed with the SEC of March 12, 2010).

10.6	First Amendment to Employment Agreement between Harbor Point Limited and John R. Berger, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5b of the Registrant’s Registration Statement (333-165413) filed with the SEC of March 12, 2010).

Exhibit	Description

10.7	Second Amendment to Employment Agreement between Harbor Point Limited and John R. Berger, dated as of March 3, 2010 (incorporated by reference to Exhibit 10.5c of the Registrant’s Registration Statement (333-165413) filed with the SEC of March 12, 2010).

10.8	Employment Agreement between Harbor Point Limited and Andrew Cook, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.6a of the Registrant’s Registration Statement
(333-165413) filed with the SEC of March 12, 2010).

10.9	First Amendment to Employment Agreement between Harbor Point Limited and Andrew Cook (incorporated by reference to Exhibit 10.6b of the Registrant’s Registration Statement (333-165413) filed with the SEC of March 22, 2010).

10.10	Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as the lenders, ING Bank N.V., London Branch and Citibank, NA, as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2007).

10.11	First Amendment Agreement, dated September 16, 2008 and effective September 23, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2008).

10.12	Second Amendment Agreement, dated October 1, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on
Form 8-K filed with the SEC on October 06, 2008).

10.13	Third Amendment and Limited Consent to Credit Agreement, dated as of March 3, 2010, by and among Max Bermuda Ltd., Max Capital Group Ltd., the Lender parties thereto and Bank of America, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.14	Fourth Amendment to the Credit Agreement, dated as of August 5, 2010, by and among Alterra Capital Holdings Limited, Alterra Insurance Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2010).

10.15	Guaranty Agreement executed May 12, 2010 by Max Capital Group Ltd. in favor of the lenders under the Credit Agreement, dated as of August 7, 2007, by and among Max Bermuda Limited, Max Capital Group Ltd., certain lenders party thereto, and Bank of America, N.A., as administrative agent (as amended from time to time) (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.16	Guaranty Agreement, dated as of September 27, 2010, by Alterra Finance LLC, in favor of the Lender parties to the Credit Agreement, dated as of August 7, 2007, by and among Alterra Bermuda Limited, Alterra Capital Holdings Limited, certain lenders party thereto, and Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

Exhibit	Description

10.17	Credit Agreement, dated December 22, 2006, by and between Max Bermuda Ltd. as borrower and The Bank of Nova Scotia as the Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.18	Amendment No. 1 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.19	Amendment No. 2 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Registrant’s Current Report on From 8-K filed with the SEC on December 22, 2008).

10.20	Amendment No. 3 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Registrant’s Current Report on From 8-K filed with the SEC on December 21, 2009).

10.21	Amendment No. 4 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Registrant’s Current Report on From 8-K filed with the SEC on May 5, 2010).

10.22	Amendment No. 5 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Registrant’s Current Report on From 8-K filed with the SEC on September 1, 2010).

10.23	Amendment No. 6 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Registrant’s Current Report on From 8-K filed with the SEC on December 6, 2010).

10.24	Amendment No. 7 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to 10.1 the Registrant’s Current Report on From 8-K filed with the SEC on December 13, 2010).

10.25	Amending and Restating Agreement Relating to a Credit Facility Agreement, dated as of March 30, 2010, by and among Max UK Holdings Ltd., as Account Party and Applicant, Max Capital Group Ltd., as Guarantor, the Banks and Financial Institutions listed on the Schedules thereto, as Banks and ING Bank N.V., London Branch as Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on
April 1, 2010).

10.26	Supplemental Letter to £90,000,000 Letter of Credit Facility Agreement, dated 13 October 2008, as previously amended and restated (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2010).

10.27

Amending and Restating Agreement Relating to a Credit Facility Agreement, dated as of

December 16, 2010, by and among Alterra Capital UK Limited, as Account Party and Applicant, Alterra Capital Holdings Limited, as Guarantor, the Banks and Financial Institutions listed on the Schedules thereto, as Banks and ING Bank N.V., London Branch as Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

10.28	Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Harbor Point Limited, the other borrower party thereto, the financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.29	First Amendment and Limited Consent to Credit Agreement, executed March 3, 2010, by and among Harbor Point Limited, the other borrower party thereto, the financial institutions party thereto as lenders and Bank of America, N.A., as the fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.30	Second Amendment to the Amended and Restated Credit Agreement, dated as of August 5, 2010, by and among certain subsidiaries of Alterra Capital Holdings Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2010).

Exhibit	Description

10.31	Guaranty Agreement executed May 12, 2010 by Max Capital Group Ltd. in favor of the lenders under the Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Harbor Point Limited, the other borrower party thereto, the lender party thereto and Bank of America, N.A., as administrative agent (as amended) (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.32	Guaranty Agreement, dated as of September 27, 2010, by Alterra Finance LLC, in favor of the Lender parties to the Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Alterra Holdings Limited, Alterra Bermuda Limited (f/k/s Harbor Point Re Limited), Alterra Reinsurance USA Inc. (f/k/a Harbor Point Reinsurance U.S., Inc.), Alterra Holdings USA Inc. (f/k/a Harbor Point U.S. Holdings, Inc.) certain lenders party thereto, and Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

10.33	Letter of Credit Facility, dated July 2, 2009, by and between Harbor Point Re Limited and Citi Europe Plc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.34	Summary of Terms to Letter of Credit Facility by and between Alterra Bermuda Limited and Citi Europe Plc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on
Form 8-K filed with the SEC on November 29, 2010).

10.35	Form of Amended and Restated Warrant for Former Max holders issued May 12, 2010 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.36	Form of Amended and Restated Warrant for Former Harbor Point holders issued May 12, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.37	Form of Amended and Restated Employee Warrant for former Harbor Point holders issued May 12, 2010. (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on From 10-Q filed with the SEC on August 6, 2010)

10.38	Alterra Capital Holdings Limited Director Compensation Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on From 10-Q filed with the SEC on August 6, 2010).

10.39	Forms of Director Restricted Stock Award Agreement under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan and Alterra Capital Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.40	Form of Director Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.41	Forms of Harbor Point Limited Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on From 10-Q filed with the SEC on August 6, 2010).

10.42	Form of Harbor Point Limited Option Award Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on From 10-Q filed with the SEC on August 6, 2010).

10.43	Form of Restricted Share Award Agreement for grants made under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (special retention) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on May 25, 2010).

Exhibit	Description

10.44

Form of Restricted Share Award Agreement for grants made under the Alterra Capital Holdings Limited Amended and Restated 2006 Equity Incentive Plan (special retention) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on From 8-K filed with the SEC on

May 25, 2010).

10.45	Form of Employee Restricted Stock Award Agreement under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.46	Forms of Employee Restricted Stock Agreements under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on From 10-K filed with the SEC on February 16, 2010).

10.47	Forms of Employee Restricted Stock Unit Agreements under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on From 10-K filed with the SEC on February 16, 2010).

10.48	Form of Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on From 10-K filed with the SEC on February 16, 2010).

10.49	Form of Restricted Stock Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report of Form 8-K filed with the SEC on February 23, 2009).

10.50	Form of Option Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report of Form 8-K filed with the SEC on February 23, 2009).

10.51	Form of Restricted Stock Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2008).

10.52	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2008).

10.53	Form of Stock Option agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.54	Purchase Agreement, dated April 11, 2007, by and between Max USA Holdings Ltd., Max Capital Group Ltd., as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.55	Indenture, dated April 15, 2007, among Max USA Holdings Ltd., as issuer, Max Capital Group Ltd., as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.56	Officer’s Certificate of Max USA Holdings Ltd., dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.57	Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

10.58	Form of Harbor Point Limited Shareholder Voting Agreement, dated as of March 3, 2010, by and among Max Capital Group Ltd., and each of the shareholders of Harbor Point Limited listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

Exhibit	Description
10.59	Form of Parent Shareholder Voting Agreement, dated as of March 3, 2010, by and among Harbor Point Limited, and each of the shareholders of Max Capital Group Ltd. listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.60	Form of Harbor Point Limited Lock-Up Agreement, dated as of March 3, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.61	Form of Max Capital Group Ltd. Lock-Up Agreement, dated as of March 3, 2010 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

10.62	Consent, Termination and Release Agreement, dated as of March 3, 2010, by and among Max Capital Group Ltd., Harbor Point Limited, Moore Holdings, LLC and Moore Global Investments LLC (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.63	Registration Rights Agreement, dated as of May 12, 2010 by and among Alterra Capital Holdings Limited, Moore Global Investments, Ltd., Moore Holdings, L.L.C., Remington Investment Strategies, L.P., The Chubb Corporation, Trident III Professionals Fund, L.P. and Trident III, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.64	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 26, 2010).

10.65	Quota Share Reinsurance Agreement, dated as of June 9, 2006, by and between Harbor Point Re Limited and Bay Point Re Limited (incorporated by reference to Exhibit 10.20 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.66	Underwriting Services Agreement, dated December 18, 2006, by and among New Point Re Limited, Harbor Point Agency Limited, Harbor Point Limited and Harbor Point Re Limited (incorporated by reference to Exhibit 10.21 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.67	Underwriting Services Agreement, dated December 17, 2008, by and among New Point Re III Limited, Harbor Point Agency Limited, Harbor Point Limited and Harbor Point Re Limited, as amended by that certain Amendment No. 1, dated December 31, 2009, by and among the parties (incorporated by reference to Exhibit 10.22 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.68	Amended and Restated Reinsurance Services Agreement, dated December 13, 2005, between Federal Insurance Company and Harbor Point Services, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (333-165413) filed with the SEC of March 12, 2010).

10.69	Amended and Restated Runoff Services Agreement, dated December 13, 2005, between Federal Insurance Company and Harbor Point Services, Inc. (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (333-165413) filed with the SEC of March 12, 2010).

10.70	Insurance Management Agreement, dated as of May 10, 2001, and amendments among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo-Und Vereinsbank AG and Grand Central Re Limited (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.71	Investment Manager Agreement, dated as of December 27, 2005, by and between Harbor Point Re Limited and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.13 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.72	Investment Management Agreement, dated as of December 27, 2005, between Deutsche Investment Management Americas Inc. and Harbor Point Re Limited (incorporated by reference to Exhibit 10.14 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.73	Investment Management Agreement, dated December 27, 2005, between Harbor Point Re Limited and Pacific Investment Management Company LLC (incorporated by reference to Exhibit 10.15 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.74

Investment Management Agreement, dated as of June 26, 2003, by and between Asset Allocation & Management Company, L.L.C. and Max Re Ltd. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.75	Investment Management Agreement dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

10.76	Portfolio Management Agreement, dated June 24, 2003, by and between Conning Asset Management Company and Max Re Ltd. (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.77	Investment Management Agreement, dated as of October 31, 2008, between Deutsche Investment Management Americas Inc. and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.78	Investment Management Agreement, dated as of April 8, 2009, by and between Wellington Management Company, LLP and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.79	Investment Management Agreement, dated as of July 20, 2009, and amendment by and between Lazard Asset Management LLC and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.80

Discretionary Investment Management Agreement, dated June 5, 2009, by and between Max at Lloyd’s Ltd. and Deutsche Asset Management (UK) Limited (incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed with the SEC of February 16, 2010).

10.81	Discretionary Advisory Agreement, dated as of December 31, 2010, between Goldman Sachs Asset Management L.P. and Alterra Bermuda Limited.

10.82	Investment Management Agreement, by and between Alterra Holdings USA Inc. and BlackRock Financial Management, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Schedule of Group Companies.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Alterra Capital Holdings Limited (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Alterra Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010 , 2009 and 2008; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010 , 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010 , 2009 and 2008; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERRA CAPITAL HOLDINGS LIMITED

/s/ W. Marston Becker
W. Marston Becker
Chief Executive Officer

February 24, 2011

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

/s/ W. Marston Becker	/s/ Joseph W. Roberts
W. Marston Becker Chief Executive Officer and Director (Principal executive officer)	Joseph W. Roberts Executive Vice President and Chief Financial Officer (Principal financial officer)

Date: February 24, 2011	Date: February 24, 2011

/s/ David F. Shead	/s/ John R. Berger
David F. Shead Chief Accounting Officer (Principal accounting officer)	John R. Berger Chief Executive Officer - Reinsurance and Director

Date: February 24, 2011	Date: February 24, 2011

/s/ James D. Carey	/s/ K. Bruce Connell
James D. Carey Director	K. Bruce Connell Director

Date: February 24, 2011	Date: February 24, 2011

/s/ Meryl D. Hartzband
W. Thomas Forrester Director	Meryl D. Hartzband Director

Date: February 24, 2011	Date: February 24, 2011

/s/ Willis T. King, Jr.	/s/ James H. MacNaughton
Willis T. King, Jr. Director	James H. MacNaughton Director

Date: February 24, 2011	Date: February 24, 2011

/s/ Stephan F. Newhouse	/s/ Michael O’Reilly
Stephan F. Newhouse Director	Michael O’Reilly Director

Date: February 24, 2011	Date: February 24, 2011

/s/ Andrew H. Rush	/s/ Mario P. Torsiello
Andrew H. Rush Director	Mario P. Torsiello Director

Date: February 24, 2011	Date: February 24, 2011

/s/ James L. Zech
James L. Zech Director

Date: February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alterra Capital Holdings Limited:

We have audited the accompanying consolidated balance sheets of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alterra Capital Holdings Limited’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alterra Capital Holdings Limited:

We have audited Alterra Capital Holdings Limited’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alterra Capital Holdings Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alterra Capital Holdings Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alterra Capital Holdings Limited as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda

February 24, 2011

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Expressed in thousands of U.S. Dollars, except share amounts)

	2010	2009
ASSETS
Cash and cash equivalents	$905,606	$702,278
Fixed maturities, trading, at fair value (amortized cost: 2010—$248,829; 2009—$226,007)	244,872	228,696
Fixed maturities, available for sale, at fair value (amortized cost: 2010—$5,276,326; 2009—$2,974,938)	5,392,643	3,007,356
Fixed maturities, held to maturity, at amortized cost (fair value: 2010—$1,015,512; 2009—$1,033,551)	940,104	1,005,947
Other investments, at fair value	378,128	318,073
Accrued interest income	75,414	57,215
Premiums receivable	588,537	567,301
Losses and benefits recoverable from reinsurers	956,115	1,001,373
Deferred acquisition costs	111,901	65,648
Prepaid reinsurance premiums	149,252	190,613
Trades pending settlement	32,393	76,031
Goodwill and intangible assets	59,076	48,686
Other assets	83,247	70,529

Total assets	$9,917,288	$7,339,746

LIABILITIES
Property and casualty losses	$3,906,134	$3,178,094
Life and annuity benefits	1,275,580	1,372,513
Deposit liabilities	147,612	152,629
Funds withheld from reinsurers	121,107	140,079
Unearned property and casualty premiums	905,487	628,161
Reinsurance balances payable	102,942	146,085
Accounts payable and accrued expenses	99,680	67,088
Senior notes	440,476	90,464

Total liabilities	6,999,018	5,775,113

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 110,963,160 (2009—55,867,125) shares issued and outstanding	110,963	55,867
Additional paid-in capital	2,026,045	752,309
Accumulated other comprehensive income	98,946	25,431
Retained earnings	682,316	731,026

Total shareholders’ equity	2,918,270	1,564,633

Total liabilities and shareholders’ equity	$9,917,288	$7,339,746

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2010	2009	2008
REVENUES
Gross premiums written	$1,410,731	$1,375,001	$1,254,250
Reinsurance premiums ceded	(371,163)	(480,481)	(414,047)

Net premiums written	$1,039,568	$894,520	$840,203

Earned premiums	$1,578,647	$1,318,949	$1,170,248
Earned premiums ceded	(406,161)	(484,593)	(356,738)

Net premiums earned	1,172,486	834,356	813,510
Net investment income	222,458	169,741	181,624
Net realized and unrealized gains (losses) on investments	16,872	81,765	(234,965)
Total other-than-temporary impairment losses	(5,873)	(5,315)	(16,887)
Portion of loss recognized in other comprehensive income (loss), before taxes	3,228	2,237	—

Net impairment losses recognized in earnings	(2,645)	(3,078)	(16,887)
Net realized gain on retirement of senior notes	—	111	2,245
Other income	4,808	2,903	1,458

Total revenues	1,413,979	1,085,798	746,985

LOSSES AND EXPENSES
Net losses and loss expenses	654,841	493,599	393,745
Claims and policy benefits	65,213	101,093	301,526
Acquisition costs	187,464	96,874	52,379
Interest expense	28,275	21,339	36,089
Net foreign exchange (gains) losses	(115)	(5,772)	9,873
Merger and acquisition expenses	(48,776)	(31,566)	2,944
General and administrative expenses	220,586	153,995	124,515

Total losses and expenses	1,107,488	829,562	921,071

INCOME (LOSS) BEFORE TAXES	306,491	256,236	(174,086)
Income tax expense	4,156	10,021	1,232

NET INCOME (LOSS)	302,335	246,215	(175,318)

Change in net unrealized gains and losses of fixed maturities, net of tax	81,406	50,544	9,882
Foreign currency translation adjustment	(7,891)	20,286	(34,940)

COMPREHENSIVE INCOME (LOSS)	$375,850	$317,045	$(200,376)

Basic earnings per share	$3.19	$4.32	$(3.10)

Diluted earnings per share	$3.17	$4.26	$(3.10)

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars)

	2010	2009	2008
Common shares
Balance, beginning of year	$55,867	$55,806	$57,515
Issuance of common shares, net	65,384	1,604	2,439
Repurchase of shares	(10,288)	(1,543)	(4,148)

Balance, end of year	110,963	55,867	55,806

Additional paid-in capital
Balance, beginning of year	752,309	763,391	844,455
Issuance of common shares, net	1,419,442	789	4,379
Stock based compensation expense	51,769	20,907	20,248
Repurchase of shares	(197,475)	(32,778)	(105,691)

Balance, end of year	2,026,045	752,309	763,391

Accumulated other comprehensive income (loss)
Balance, beginning of year	25,431	(45,399)	(20,341)
Holding gains (losses) on available for sale fixed maturities arising in period, net of tax	99,603	51,563	(5,327)
Net realized (gains) losses on available for sale securities included in net income, net of tax	(14,969)	1,218	15,209
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(3,228)	(2,237)	—
Foreign currency translation adjustment	(7,891)	20,286	(34,940)

Balance, end of year	98,946	25,431	(45,399)

Retained earnings
Balance, beginning of year	731,026	506,533	702,265
Net income (loss)	302,335	246,215	(175,318)
Dividends	(351,045)	(21,722)	(20,414)

Balance, end of year	682,316	731,026	506,533

Total shareholders’ equity	$2,918,270	$1,564,633	$1,280,331

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars)

	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$302,335	$246,215	$(175,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	51,769	20,907	20,248
Amortization of premium on fixed maturities	19,033	3,921	5,095
Accretion of deposit liabilities	6,289	2,907	4,507
Net realized and unrealized (gains) losses on investments	(16,872)	(81,765)	234,965
Net impairment losses recognized in earnings	2,645	3,078	16,887
Net realized gain on retirement of senior notes	—	(111)	(2,245)
Negative goodwill gain	(95,788)	—	—
Changes in:
Accrued interest income	(2,618)	(4,206)	(3,498)
Premiums receivable	342,630	(7,551)	(52,844)
Losses and benefits recoverable from reinsurers	9,751	(145,863)	(223,188)
Deferred acquisition costs	(43,716)	(12,913)	2,934
Prepaid reinsurance premiums	34,695	3,932	(55,801)
Other assets	(5,495)	(2,050)	(3,006)
Property and casualty losses	(105,958)	199,201	373,625
Life and annuity benefits	(32,906)	(21,070)	200,434
Funds withheld from reinsurers	(18,962)	(24,079)	(5,106)
Unearned property and casualty premiums	(98,267)	44,490	84,563
Reinsurance balances payable	(47,209)	(15,579)	46,934
Accounts payable and accrued expenses	6,941	(16,312)	12,799

Cash provided by operating activities	308,297	193,152	481,985

INVESTING ACTIVITIES
Purchases of available for sale securities	(2,419,091)	(1,212,911)	(930,864)
Sales of available for sale securities	1,243,263	281,495	421,425
Redemptions/maturities of available for sale securities	953,552	625,434	511,787
Purchases of trading securities	(103,067)	(195,151)	(21,194)
Sales of trading securities	27,207	29,578	17,209
Redemptions/maturities of trading securities	54,010	8,347	3,201
Purchases of held to maturity securities	(27,953)	(33,647)	—
Redemptions/maturities of held to maturity securities	32,354	—	—
Net sales of other investments	110,849	534,244	89,231
Acquisition of subsidiary, net of cash acquired	446,819	(8,198)	103,155

Cash provided by investing activities	317,943	29,191	193,950

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,478	2,393	6,818
Repurchase of common shares	(207,764)	(34,321)	(109,839)
Net proceeds from issuance of senior notes	349,997	—	—
Net repayments of bank loans	(200,000)	(375,000)	45,000
Net repayment of senior notes	—	(811)	(8,415)
Dividends paid	(349,495)	(21,722)	(20,414)
Additions to deposit liabilities	3,093	14,630	16,681
Payments of deposit liabilities	(14,336)	(84,168)	(23,000)

Cash used in financing activities	(417,027)	(498,999)	(93,169)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(5,885)	29,530	(31,018)
Net increase (decrease) in cash and cash equivalents	203,328	(247,126)	551,748
Cash and cash equivalents, beginning of year	702,278	949,404	397,656

CASH AND CASH EQUIVALENTS, END OF YEAR	$905,606	$702,278	$949,404

Supplemental Disclosure of Cash Flow Information
Interest paid	8,657	13,240	21,416
Income taxes paid	3,889	609	199

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

For those subsidiaries with contemplated name changes Alterra has completed the process of changing the names to include the term “Alterra”. Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited (formerly Max Capital Group Ltd.)
Alterra Agency	Alterra Agency Limited (formerly Harbor Point Agency Limited)
Alterra America	Alterra America Insurance Company (formerly Max America Insurance Company)
Alterra at Lloyd’s	Alterra at Lloyd’s Limited (formerly Max at Lloyd’s Ltd.)
Alterra Diversified	Alterra Diversified Strategies Limited (formerly Max Diversified Strategies Ltd.)
Alterra Capital Europe	Alterra Capital Europe Limited (formerly Max Europe Holdings Limited)
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Insurance	Alterra Insurance Limited (formerly Max Bermuda Ltd.)
Alterra Insurance Europe	Alterra Insurance Europe Limited (formerly Max Insurance Europe Limited)
Alterra Managers	Alterra Managers Limited (formerly Max Managers Ltd.)
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe Limited (formerly Max Re Europe Limited)
Alterra Re UK	Alterra Re UK (formerly Harbor Point Re UK)
Alterra Re USA	Alterra Reinsurance USA Inc. (formerly Harbor Point Reinsurance U.S., Inc.)
Alterra E&S	Alterra Excess & Surplus Insurance Company (formerly Max Specialty Insurance Company)
Alterra Capital UK	Alterra Capital UK Limited (formerly Max UK Holdings Ltd.)
Alterra USA	Alterra USA Holdings Limited (formerly Max USA Holdings Ltd.)

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The Company’s Bermuda insurance and reinsurance operations are conducted through Alterra Bermuda, which is registered as both a Class 4 and long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

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

The Company’s U.S. reinsurance operations are conducted through Alterra USA and its operating subsidiary, Alterra Re USA, a Connecticut-domiciled reinsurance company. The Company’s U.S. insurance operations are conducted through Alterra USA and its operating subsidiaries, Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled insurance company. Through Alterra E&S and Alterra America, the Company writes both admitted and non-admitted business throughout the United States and Puerto Rico.

2. Summary of significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the financial statements of Alterra and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements include the results of operations and cash flows of Harbor Point since the date of acquisition of May 12, 2010 and of Alterra Capital UK since the date of acquisition of November 6, 2008 and not any prior periods (including for comparative purposes), except with respect to the supplemental unaudited pro forma information included within Note 5. The Company’s proportionate share of the transactions, assets and liabilities of Syndicates 1400, 2525 and 2526 have been included in the consolidated financial statements.

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

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Certain reclassifications have been made to the prior year reported amounts to conform to the current year presentation. These include the reclassification of derivative assets from other assets to other investments in the consolidated balance sheet. These reclassifications had no impact on net income previously reported.

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

Insurance premiums are recorded at the inception of the policy and are earned on a pro-rata basis over the period of coverage. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

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

Premiums receivable represent amounts currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. Certain contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums receivable on such contracts are adjusted based on the estimate of losses the Company expects to be ceded, and are not considered due until all losses are settled. Premiums receivable are presented net of applicable acquisition costs when the policy terms provide for the right of offset. Changes in the estimate of premiums written will result in an adjustment to premiums receivable in the period they are determined.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

(c) Investments

Investments in securities with fixed maturities are classified as either trading, available for sale or held to maturity. Trading securities are carried at fair value with any unrealized gains and losses included in net income and reported as net realized and unrealized gains and losses on investments. Available for sale securities are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. Held to maturity securities, those securities which the Company has the intent to hold to maturity, are carried at amortized cost. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on available for sale investments are recognized in net income, and reported as net realized and unrealized gains and losses on investments, using the specific identification method.

Other-than-temporary impairments in the value of fixed maturity investments (“OTTI”) related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either:

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

(i) the Company has the intent to sell the debt security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the securities are accounted for as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

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

Other investments include a diversified portfolio of (i) limited partnerships and stock investments in trading entities that invest in a range of financial products including U.S. and non-U.S. securities and financial instruments, (ii) catastrophe bonds, (iii) structured deposits, and (iv) reinsurance private equity investments. Investments in limited partnerships and trading entities, catastrophe bonds and structured deposits are carried at fair value as discussed in Note 3 and Note 4. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net income. Investments in reinsurance private equity investments where the Company has a meaningful ownership position and significant influence over operating and financial policies of the investee are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments. The Company’s share of income or loss from these investments is included in net realized and unrealized gains and losses on investments and recognized in net income.

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

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The Company believes the provision for outstanding losses and benefits will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined.

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

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

(f) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants and ceding commissions paid to the Company’s clients and are net of ceding commissions received by the Company from its reinsurers. Acquisition costs are amortized over the period in which the related premiums are earned or, for universal life reinsurance contracts and for deferred annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future premium income, including investment income, by evaluating whether a loss is probable on the unexpired portion of policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income.

(g) Translation of foreign currencies

The reporting currency of the Company is the U.S. dollar. Assets and liabilities of entities whose functional currency is not the U.S. dollar, are translated at period end exchange rates. Revenue and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for foreign entities is included in accumulated other comprehensive income.

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

(i) Earnings per share

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. Unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating awards and are included in the computation of basic earnings per share.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

(j) Goodwill and intangible assets

The Company has recorded goodwill in connection with certain acquisitions. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company does not amortize goodwill or identifiable intangible assets with indefinite lives, but rather re-evaluates on an annual basis at December 31, or whenever changes in circumstances warrant, the recoverability of the assets. If it is determined that an impairment exists, the Company adjusts the carrying value of the assets to fair value.

Intangible assets with definite lives are amortized over the estimated useful life of the asset.

(k) Share-based compensation

The Company measures and records compensation cost for all share-based payment awards (including employee stock options) at grant-date fair value. This includes consideration of expected forfeitures in determining share-based employee compensation expenses as well as the immediate expensing of share-based awards granted to retirement-eligible employees.

(l) Income taxes

Income taxes have been provided in accordance with ASC 740, Income Taxes, on those operations that are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities, using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such temporary differences are primarily due to net operating loss carryforwards, and to the tax basis difference on unearned premium reserves, deferred compensation, net deferred policy acquisition costs, and net unrealized appreciation on investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance.

(m) Fair value of financial instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates. Fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit, and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks and estimates of future cash flows, could significantly affect these fair value estimates.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

(o) Application of new accounting standards

ASU 2010-06, Fair Value Measurements and Disclosures (820)—Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has reflected the disclosure requirements effective for the current period in its consolidated financial statements and they have not had a material impact.

ASU 2010-20, Receivables (310)—Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has reflected the disclosure requirements effective for the current period in its consolidated financial statements and they have not had a material impact.

ASU 2010-26, Financial Services—Insurance (944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

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

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

3. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of December 31, 2010 and December 31, 2009 were:

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$903,197	$14,550	$(6,648)	$—	$911,099
Non-U.S. governments	76,178	3,756	(823)	—	79,111
Corporate securities	2,525,651	74,459	(9,572)	—	2,590,538
Municipal securities	237,772	3,319	(3,077)	—	238,014
Asset-backed securities	92,713	528	(8,914)	(23)	84,304
Residential mortgage-backed securities (1)	1,137,934	31,451	(5,784)	(2,140)	1,161,461
Commercial mortgage-backed securities	302,881	27,667	(2,432)	—	328,116

	$5,276,326	$155,730	$(37,250)	$(2,163)	$5,392,643

		Included in Accumulated Other Comprehensive Income (“AOCI”)
			Gross Unrealized Losses
December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$411,596	$9,291	$(2,756)	$—	$418,131
Non-U.S. governments	81,654	2,278	(1,905)	—	82,027
Corporate securities	1,246,815	36,070	(10,373)	(1,096)	1,271,416
Municipal securities	83,780	1,366	(1,488)	—	83,658
Asset-backed securities	113,531	1,168	(13,982)	(1,007)	99,710
Residential mortgage-backed securities (1)	752,618	21,451	(7,319)	(3,651)	763,099
Commercial mortgage-backed securities	284,944	14,552	(10,181)	—	289,315

	$2,974,938	$86,176	$(48,004)	$(5,754)	$3,007,356

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,064,570 (December 31, 2009—$689,468).

The available for sale fixed maturities portfolio includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. Fair value estimates are obtained from multiple sources in an effort to

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

mitigate some of the uncertainty surrounding the fair value estimates. Should it become necessary to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of December 31, 2010.

As of December 31, 2010, the Company has performed a review of these securities for other-than-temporary impairments, which includes the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. A discussion of the Company’s process for estimating other-than-temporary impairments is included under the heading “Other-Than-Temporary Impairment”.

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of available for sale fixed maturities as of December 31, 2010 and December 31, 2009.

	December 31, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,975,669	36.6	$1,107,599	36.8
AAA	1,010,313	18.7	648,163	21.6
AA	615,518	11.4	288,158	9.6
A	1,303,425	24.2	721,596	24.0
BBB	226,232	4.2	100,235	3.3
BB	32,021	0.6	34,781	1.2
B or lower	229,465	4.3	106,824	3.5

	$5,392,643	100.0	$3,007,356	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,064,570 (December 31, 2009—$689,468).

As of December 31, 2010, the Company held insurance enhanced asset and mortgage-backed securities in the amount of $66,313, which represented approximately 0.8% of the Company’s total invested assets. These securities are guaranteed by Assured Guarantee Corp. ($23,881), MBIA Insurance Corporation ($20,419), Financial Guaranty Insurance Company ($6,247), Ambac Financial Group ($5,861), National Public Finance Guarantee Corporation ($5,336), Berkshire Hathaway Assurance Corporation ($3,967), Syncora Guarantee Inc. ($582) and Financial Security Assurance, Inc. ($20).

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

The Company did not have any significant investments in companies which guarantee securities as of December 31, 2010 and 2009.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The maturity distribution for available for sale fixed maturities held as of December 31, 2010 was as follows:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value

Within one year	$404,717	$408,581
After one year through five years	2,216,590	2,265,061
After five years through ten years	728,889	747,349
More than ten years	392,602	397,771

	3,742,798	3,818,762
Asset-backed securities	92,713	84,304
Mortgage-backed securities	1,440,815	1,489,577

	$5,276,326	$5,392,643

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of December 31, 2010 and December 31, 2009 were:

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,687	$513	$—	$30,200
Non-U.S. governments	538,274	48,779	—	587,053
Corporate securities	371,143	26,118	—	397,261
Asset-backed securities	1,000	—	(2)	998

	$940,104	$75,410	$(2)	$1,015,512

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$14,050	$—	$(515)	$13,535
Non-U.S. governments	573,250	11,034	—	584,284
Corporate securities	418,647	17,085	—	435,732

	$1,005,947	$28,119	$(515)	$1,033,551

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of December 31, and December 31, 2009.

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,687	3.2	$30,200	3.0
AAA	641,437	68.2	699,598	68.9
AA	113,140	12.0	118,276	11.6
A	141,683	15.1	151,127	14.9
BBB	12,744	1.4	14,764	1.5
B or lower	1,413	0.1	1,547	0.1

	$940,104	100.0	$1,015,512	100.0

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$14,050	1.4	$13,535	1.3
AAA	717,954	71.4	734,595	71.1
AA	101,675	10.1	105,296	10.2
A	158,141	15.7	165,172	16.0
BBB	12,672	1.3	13,478	1.3
B or lower	1,455	0.1	1,475	0.1

	$1,005,947	100.0	$1,033,551	100.0

The maturity distribution for held to maturity fixed maturities held as of December 31, 2010 was as follows:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$41,223	$41,883
After one year through five years	118,112	122,072
After five years through ten years	148,559	158,304
More than ten years	631,210	692,255

	939,104	1,014,514
Asset-backed securities	1,000	998

	$940,104	$1,015,512

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Investment Income

Investment income earned for the years ended December 31, 2010, 2009 and 2008 was:

(Expressed in thousands of U.S. Dollars)	2010	2009	2008
Interest earned on investments and cash and cash equivalents	$245,551	$177,049	$188,568
Interest earned on funds withheld	3,505	1,350	1,932
Amortization of premium on fixed maturities	(19,033)	(3,921)	(5,095)
Investment expenses	(7,565)	(4,737)	(3,781)

	$222,458	$169,741	$181,624

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the years ended December 31, 2010, 2009 and 2008 were:

(Expressed in thousands of U.S. Dollars)	2010	2009	2008
Gross realized gains on available for sale securities	$22,322	$12,007	9,465
Gross realized losses on available for sale securities	(6,848)	(10,122)	(11,945)
Net realized and unrealized (losses) gains on trading securities	(4,476)	2,590	508
Change in fair value of other investments	5,874	77,290	(232,993)

Net realized and unrealized (losses) gains on investments	$16,872	$81,765	(234,965)

Net other-than-temporary impairment losses recognized in earnings	$(2,645)	$(3,078)	(16,887)

Change in net unrealized gains (losses) on available for sale fixed maturities, before tax (1)	$83,899	$50,564	9,109

(1)	Included in the 2009 amount is $3,123 comprising the change in net unrealized gains on available for sale securities prior to their reclassification to held to maturity.

Included in net realized and unrealized gains (losses) on trading securities were $231 of net realized losses recognized on trading securities sold during the year ended December 31, 2010 (net loss of $99 in 2009 and net loss of $453 in 2008).

For the year ended December 31, 2008, included in gross realized gains on available for sale securities is a realized loss of $3,794 on a futures transaction that was initiated and fully settled in September 2008. This transaction was initiated as an economic hedge on a portion of the Company’s holdings of U.S. government securities.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Any OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (a) the Company has the intent to sell the debt security or (b) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. This policy was adopted as of April 1, 2009 and did not result in a cumulative effect adjustment.

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

The Company recorded $2,645 of OTTI in earnings for the year ended December 31, 2010, all of which related to estimated credit losses.

The Company recorded $3,078 of OTTI in earnings for the year ended December 31, 2009, of which $2,869 related to estimated credit losses.

The following methodology and significant inputs were used to determine the estimated credit losses on corporate securities ($1,200 credit loss recognized), mortgage backed securities ($1,285 credit loss recognized) and asset backed securities ($160 credit loss recognized) during the year ended December 31, 2010:

•	Corporate Securities—the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security.

•

Asset backed and mortgage backed securities—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of December 31, 2010 and as of December 31, 2009, were:

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$303,324	$6,648	$—	$—	$303,324	$6,648
Non-U.S. governments	15,687	823	—	—	15,687	823
Corporate securities	373,511	9,572	—	—	373,511	9,572
Municipal securities	83,134	3,077	—	—	83,134	3,077
Asset-backed securities	42,082	8,433	547	504	42,629	8,937
Residential mortgage-backed securities	298,301	7,924	1,333	—	299,634	7,924
Commercial mortgage-backed securities	48,861	2,432	418	—	49,279	2,432

	$1,164,900	$38,909	$2,298	$504	$1,167,198	$39,413

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$122,515	$2,756	$—	$—	$122,515	$2,756
Non-U.S. governments	24,457	1,905	—	—	24,457	1,905
Corporate securities	334,212	11,469	—	—	334,212	11,469
Municipal securities	54,212	1,488	—	—	54,212	1,488
Asset-backed securities	61,499	14,254	1,805	735	63,304	14,989
Residential mortgage-backed securities	211,344	10,957	1,802	13	213,146	10,970
Commercial mortgage-backed securities	111,598	10,169	951	12	112,549	10,181

	$919,837	$52,998	$4,558	$760	$924,395	$53,758

Of the total holding of 2,881 (2009 – 1,495) available for sale securities, 497 (2009 – 400) had unrealized losses as of December 31, 2010.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the years ended December 31, 2010 and December 31, 2009.

(Expressed in thousands of U.S. Dollars)	2010
Beginning balance at January 1	$1,530
Addition for credit loss impairment recognized in the current period on securities not previously impaired	1,375
Addition for credit loss impairment recognized in the current period on securities previously impaired	1,270
Reduction for securities sold during the period	(407)

Ending balance at December 31	$3,768

(Expressed in thousands of U.S. Dollars)	2009
Beginning balance at April 1	$—
Addition for credit loss impairment recognized in the current period on securities not previously impaired	2,869
Addition for credit loss impairment recognized in the current period on securities previously impaired	—
Reduction for securities sold during the period	(1,339)

Ending balance at December 31	$1,530

Other Investments

The following is a summary of other investments as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Hedge funds, at fair value	$294,257	77.8	$312,077	98.1
Catastrophe bonds, at fair value	47,248	12.5	—	—
Structured deposits, at fair value	26,809	7.1	—	—
Equity method investments	5,458	1.4	2,772	0.9
Derivatives, at fair value	4,356	1.2	3,224	1.0

	$378,128	100.0	$318,073	100.0

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Hedge Funds

The Company has investments in various underlying trading entities across various investment strategies, together, the “hedge fund portfolio”. The distribution of the hedge fund portfolio by investment strategy as of December 31, 2010 and December 31, 2009 was:

	December 31, 2010		December 31, 2009
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$35,815	12.2%	$62,897	20.1%
Diversified arbitrage	27,892	9.5	34,503	11.1
Emerging markets	13,044	4.4	26,211	8.4
Event-driven arbitrage	30,175	10.2	41,724	13.4
Fixed income arbitrage	—	—	14,351	4.6
Fund of funds	42,849	14.6	—	—
Global macro	49,700	16.9	34,299	11.0
Long/short credit	10,037	3.4	9,426	3.0
Long/short equity	82,065	27.9	85,901	27.5
Opportunistic	2,680	0.9	2,765	0.9

Total hedge fund portfolio	$294,257	100.0%	$312,077	100.0%

Cash and cash equivalent balances of $2,366 and $22,299 held within the hedge fund portfolio are excluded from the above table and are presented within cash and cash equivalents on the consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively. Redemptions receivable of $38,129 and $79,145 held within the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively.

As of December 31, 2010, the hedge fund portfolio employed nine strategies invested in 30 underlying funds. The fund of funds strategy comprises two fund of funds that were acquired as part of the Amalgamation with Harbor Point. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate”. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the non-gated portion settled in cash sometime after the redemption date.

Of the Company’s December 31, 2010 outstanding redemptions receivable of $38,129, none of which is gated, $36,957 was received in cash prior to February 18, 2011. The fair value of the Company’s holdings in funds with gates imposed as of December 31, 2010 was $30,209 (December 31, 2009—$41,820).

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of December 31, 2010, the fair value of hedge funds held in side-pockets was $61,580 (December 31, 2009—$99,837).

Further details regarding the redemption of the hedge fund portfolio as of December 31, 2010 is as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$35,815	$18,663	$17,152	Biannually (3)	180 days
Diversified arbitrage	27,892	27,892	—
Emerging markets	13,044	13,044	—
Event-driven arbitrage	30,175	20,122	10,053	Quarterly	60 days
Fund of funds	42,849	—	42,849	(4)	45-370 days
Global macro	49,700	2,344	47,356	Monthly—Quarterly	3-90 days
Long/short credit	10,037	—	10,037	Quarterly	56 days
Long/short equity	82,065	7,044	75,021	Monthly—Annually	30-90 days
Opportunistic	2,680	2,680	—

Total hedge funds	$294,257	$91,789	$202,468

(1)	For those investments that are restricted by gates or are invested in side pockets, the Company can not reasonably estimate as of December 31, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7,152 is September 30, 2011, and for the remaining $10,000 is December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period is $31,375 as of December 31, 2010.

As of December 31, 2010, the Company had no unfunded commitments related to its hedge fund portfolio.

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of December 31, 2010, the Company had invested $47,248 in catastrophe bonds. The Company receives quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.6% as of December 31, 2010. The catastrophe bonds are scheduled to mature at various dates between May 24, 2011

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

and June 6, 2013. The redemption value of the bonds will adjust based on the occurrence of covered events, such as windstorms and earthquakes, across a number of geographic regions, including Japan, Europe, Mexico and the United States.

For the year ended December 31, 2010, the Company recorded $2,264 of net investment income from catastrophe bonds. For the year ended December 31, 2010, the Company recorded a $373 increase in the estimated fair value of the catastrophe bonds. The changes in estimated fair value are included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

Structured deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24,250. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of December 31, 2010, the estimated fair value of the deposit was $26,809 and $2,559 was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income for the year ended December 31, 2010.

Derivatives

The Company holds convertible bond securities within its available for sale fixed maturity portfolio and uses various other derivative instruments, including interest rate swaps, swaptions, futures, futures call and put options, to adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio. Refer to Note 10 for additional details of derivative holdings.

Restricted assets

The total restricted assets as of December 31, 2010 and 2009 are as follows:

(Expressed in thousands of U.S. Dollars)	December 31, 2010	December 31, 2009
Restricted assets included in cash and cash equivalents	$343,912	$224,382
Restricted assets included in fixed maturities, at fair value	3,901,362	2,881,217
Restricted assets included in other investments	164,008	308,926

Total	$4,409,282	$3,414,525

As of December 31, 2010 and 2009, $3,155,489 and $2,845,329, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of December 31, 2010 and 2009, $1,253,793 and $569,196, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

At December 31, 2010, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, and residential and commercial mortgage-backed securities.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and the investment managers, which each utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian or the investment accounting service provider and validates this price through a process that includes: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to the Company’s knowledge of the current investment market.

The independent pricing services used by the investment custodian, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs, including reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

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

•

Derivatives consist of convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The fair value of the equity call options is determined using an option adjusted spread model, the significant inputs for which include equity prices, interest rates, volatity rates and benchmark yields. The other derivative instruments are priced based on quoted market prices for similar securities. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•	Catastrophe bonds are recorded at fair value based on dealer quotes and trade prices. These inputs are observable and, therefore, the investments in catastrophe bonds are classified within Level 2.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company can not reasonably estimate at December 31, 2010, the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. The remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy as the Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to two hedge fund investments and a reduction of $3,181 was made to the net asset values reported by the fund managers as of December 31, 2010 (December 31, 2009—$700) to adjust the carrying value of the funds to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2010.

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$389,766	$605,780	$—	$995,546
Non-U.S. governments	—	79,111	—	79,111
Corporate securities	—	2,735,366	—	2,735,366
Municipal securities	—	238,014	—	238,014
Asset-backed securities	—	86,937	—	86,937
Residential mortgage-backed securities	—	1,168,389	—	1,168,389
Commercial mortgage-backed securities	—	334,152	—	334,152

Total fixed maturities	389,766	5,247,749	—	5,637,515
Hedge funds	—	171,017	123,240	294,257
Structured deposit	—	26,809	—	26,809
Catastrophe bonds	—	47,248	—	47,248
Derivative assets	—	4,356	—	4,356

Other investments	—	249,430	123,240	372,670

	$389,766	$5,497,179	$123,240	$6,010,185

December 31, 2009 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$126,760	$398,667	$—	$525,427
Non-U.S. governments	—	82,027	—	82,027
Corporate securities	—	1,375,999	—	1,375,999
Municipal securities	—	83,658	—	83,658
Asset-backed securities	—	102,006	—	102,006
Residential mortgage-backed securities	—	763,974	—	763,974
Commercial mortgage-backed securities	—	302,961	—	302,961

Total fixed maturities	126,760	3,109,292	—	3,236,052
Hedge funds	—	135,148	176,929	312,077
Derivative assets	—	3,224	—	3,224

Other investments	—	138,372	176,929	315,301

	$126,760	$3,247,664	$176,929	$3,551,353

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The other investments above do not include equity investments of $5,458 and $2,772 at December 31, 2010 and December 31, 2009, respectively, in which the Company is deemed to have significant influence and as such are accounted for under the equity method.

The following tables provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the years ended December 31, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Other Investments
(Expressed in thousands of U.S. Dollars)	2010	2009
Beginning balance at January 1	$176,929	$749,208
Total gains or losses (realized/unrealized)
Included in net income	(34)	71,846
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(17,496)	(437,459)
Transfers in and/or out of Level 3	(36,159)	(206,666)

Ending balance at December 31	$123,240	$176,929

The amount of total (losses) gains for the year ended December 31, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$(288)	$41,907

Transfers out of Level 3 for the years ended December 31, 2010 and 2009 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.

5. BUSINESS COMBINATION

(a) Harbor Point

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

Each outstanding Class A voting common share of Harbor Point was converted into Alterra common shares at a fixed exchange ratio of 3.7769 and cash in lieu of fractional shares. The aggregate purchase price consideration was $1,481,787 for the tangible net assets acquired of $1,565,375 and intangible assets of $12,200. The negative goodwill gain recognized was $95,788. During the past year, Alterra common shares have traded in the market at a discount to book value. This discount, together with the fixed share exchange ratio, were the principal factors responsible for the negative goodwill gain.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The fair value of Harbor Point’s net assets acquired and the allocation of the purchase price is summarized as follows:

(Expressed in thousands of U.S. Dollars, except shares and per share amounts)
Number of Harbor Point common shares (including unvested restricted Harbor Point common shares) outstanding at May 12, 2010		16,542,489
Exchange ratio		3.7769
Total Alterra common shares issued (1)		62,479,281
Closing price of Alterra common shares on May 12, 2010		$22.98

Purchase price before adjustments for stock based compensation		$1,435,774
Fair value of Harbor Point options and Harbor Point warrants outstanding at May 12, 2010		74,278
Unrecognized compensation on unvested Harbor Point options and restricted Harbor Point common shares		(28,265)

Total purchase price		$1,481,787
Fair value of assets acquired:
Cash and cash equivalents	$446,819
Investments	2,216,149
Net premiums receivables	354,496
Other assets	30,149

Tangible assets acquired		3,047,613
Fair value of intangible assets		12,200
Fair value of liabilities acquired:
Net loss reserves	836,677
Net unearned premiums	370,500
Other liabilities	275,061

Liabilities acquired		1,482,238

Negative goodwill gain		$95,788

(1)	Adjusted for rounding.

The estimated fair value of the separately identifiable intangible assets acquired and the period over which the intangible assets will be amortized, if applicable, is as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Amortization Period
Definite-lived intangible asset:
Customer and broker relationships	$6,000	4 years
Indefinite-lived intangible asset:
U.S. insurance licenses	$6,200	Not applicable

The net loss reserves acquired include an increase of $90,955 to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of income and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. As of December 31, 2010, the unamortized balance of this fair value adjustment was $76,602.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The net unearned premiums acquired include a decrease of $127,211 to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of income and comprehensive income over the next two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. As of December 31, 2010, the unamortized balance of this fair value adjustment was $59,881.

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

(Expressed in thousands of U.S. Dollars)	Year Ended December 31, 2010
Negative goodwill gain	$(95,788)
Transaction expenses	27,631
Acceleration of stock-based compensation	19,381

Merger and acquisition expenses	$(48,776)

It is not practicable to separately disclose the revenue and earnings of Harbor Point from the date of the Amalgamation included in the Company’s consolidated financial statements. Subsequent to the Amalgamation, the Company restructured its operations and organizational structure. This restructuring included, among other things, the amalgamation of the principal Harbor Point operating entity with the principal Alterra operating entity. As a result of the restructuring, several Harbor Point entities no longer exist or have been amalgamated with Alterra entities. Consequently, it is not practicable to allocate revenue and earnings to Harbor Point entities for the period from May 12 to December 31, 2010 as they are not distinguishable from revenue and earnings of Alterra entities.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Supplemental Pro Forma Information (unaudited)

Operating results of Harbor Point have been included in the consolidated financial statements from the May 12, 2010 date of the Amalgamation. The following selected unaudited pro forma financial information for the years ended December 31, 2010 and 2009 is provided, for informational purposes only, to present a summary of the combined results of the Company and Harbor Point assuming the Amalgamation occurred on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it necessarily indicative of future results.

(Expressed in thousands of U.S dollars, except per share amounts)	Years ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Gross premiums written	$1,794,066	$1,946,381
Net premiums earned	1,391,379	1,382,806
Total revenue	1,665,460	1,714,109
Net income	292,566	453,266
Basic earnings per share	$2.49	$3.81
Diluted earnings per share	$2.48	$3.78

(b) Alterra Capital UK

On November 6, 2008, the Company acquired 100% of the outstanding and issued common shares of Alterra Capital UK. Alterra Capital UK, through its subsidiaries, underwrites property, personal accident, financial institutions, professional liability, and employers’ and public liability lines of business. Alterra Capital UK operates in the Lloyd’s market through the Syndicates. Alterra at Lloyd’s, a wholly-owned subsidiary of Alterra Capital UK, was the managing agent for the Syndicates at December 31, 2010. The Company participates in the Syndicates’ results through two corporate members, both are wholly-owned subsidiaries of Alterra Capital UK. These corporate members together represent 100% of the participation in Syndicate 1400, and together represent 2% and 36% of the participation in Syndicates 2525 and 2526, respectively.

The acquisition of Alterra Capital UK provides the Company with direct access to the Lloyd’s market, valuable and experienced underwriting teams, and expands the Company’s product line and geographic diversification. These factors resulted in a purchase price greater than the fair value of the tangible net assets acquired and the recognition of goodwill and intangible assets.

The final purchase price paid by the Company was $22,607, representing the tangible net assets acquired of $6,296, intangible assets—syndicate capacity of $8,113, and goodwill of $8,198.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The fair value of Alterra Capital UK net assets acquired and the allocation of the purchase price is summarized as follows:

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

Supplemental Pro Forma Information

Operating results of Alterra Capital UK have been included in the consolidated financial statements from November 6, 2008, the date of acquisition. The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company and Alterra Capital UK assuming the transaction had been effective January 1, 2007. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above.

(unaudited)
2008
Gross premiums written	$1,365,601
Net premiums earned	844,277
Total revenue	788,197
Net loss	(171,726)
Basic earnings per share	$(3.04)
Diluted earnings per share	$(3.04)

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

(c) Alterra America

On June 2, 2008, Alterra E&S acquired 100% of the outstanding and issued common shares of Alterra America (formerly known as Commercial Guaranty Casualty Insurance Company), a Delaware-domiciled insurer. This transaction provides the Company with the ability to write admitted insurance business in all 50 U.S. states and the District of Columbia. In connection with the purchase, the Company acquired net assets with a fair value of $20,000 and recorded $12,000 of intangible assets. The intangible assets comprise insurance licenses and are included in other assets on the Company’s consolidated balance sheet.

At the date of acquisition, a party related to the seller (“the guarantor”) assumed all known, unknown and contingent liabilities of Alterra America relating to events occurring on or before the acquisition date. In addition, the guarantor entered into a reinsurance agreement to fully assume all outstanding loss reserves of Alterra America on the acquisition date. These loss reserves, and a reinsurance recoverable of the same amount, were recorded on the date of acquisition. To the extent the guarantor does not meet its obligation under these agreements, Alterra America remains liable for these liabilities.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are included within other assets on the consolidated balance sheets.

During the year ended December 31, 2010, the Company recorded intangible assets with a definite-life of $6,000 for customer and broker relationships and intangible assets with an indefinite-life of $6,200 for insurance licenses, on the acquisition of Harbor Point. The intangible assets with a definite-life are being amortized over a period of 4 years. The amortization of the definite-life intangible assets is included within general and administrative expenses in the consolidated statement of income and comprehensive income. During the year ended December 31, 2009 the Company recorded $8,198 of goodwill on the determination of the final purchase price of the acquisition of Alterra Capital UK in 2009. During the year ended December 31, 2008, the Company recorded intangible assets of $12,000 for insurance licenses, and $8,113 for syndicate capacity, on the acquisitions of Alterra America and Alterra Capital UK, respectively.

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Balance at December 31, 2008	$11,975	$28,513	$—	$40,488
Additions during the year	8,198	—	—	8,198

Balance at December 31, 2009	$20,173	$28,513	$—	$48,686
Additions during the year	—	6,200	6,000	12,200
Amortization during the year	—	—	(1,810)	(1,810)

Balance at December 31, 2010	$20,173	$34,713	$4,190	$59,076

The estimated amortization expense for the definite-life intangible asset is as follows:

For the year ended December 31, 2011	$1,965
For the year ended December 31, 2012	1,360
For the year ended December 31, 2013	865

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

7. PROPERTY AND CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The establishment of the provision for outstanding losses and loss adjustment expenses is based on known facts and interpretation of circumstances and is, therefore, a complex and dynamic process influenced by a large variety of factors. These factors include the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity and frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business assumed.

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

The summary of changes in outstanding property and casualty losses as of December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Gross balance at January 1	$3,178,094	$2,938,171	$2,333,877
Less: Reinsurance recoverables and deferred charges	(965,316)	(810,898)	(539,029)

Net balance at January 1	2,212,778	2,127,273	1,794,848

Net loss reserves acquired in the purchase of Harbor Point and Alterra Capital UK(1)	879,519	—	231,641
Incurred losses related to:
Current year	765,445	580,956	500,704
Prior years	(110,604)	(87,357)	(106,959)

Total incurred	654,841	493,599	393,745

Paid losses related to:
Current year	(171,610)	(54,712)	(62,663)
Prior years	(574,725)	(368,537)	(184,223)

Total paid	(746,335)	(423,249)	(246,886)

Foreign currency revaluation	(15,995)	15,155	(46,075)
Net balance at December 31	2,984,808	2,212,778	2,127,273
Plus: Reinsurance recoverables and deferred charges	921,326	965,316	810,898

Gross balance at December 31	$3,906,134	$3,178,094	$2,938,171

(1)	Net loss reserves acquired in the purchase of Harbor Point includes the elimination of $42,842 of losses and benefits recoverable due from Harbor Point at the Amalgamation date.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Year Ended December 31, 2010

Incurred losses related to prior years of $(110,604) for the year ended December 31, 2010 comprise the following components:

•

Net favorable development for the Company’s insurance segment of $45,221; $22,056 of which was recognized on professional liability and $8,327 on general casualty lines of business, primarily on the 2006 and prior years, and $14,838 on the short tail property and aviation lines of business from the 2009 and 2008 years;

•

Net favorable development for the reinsurance segment of $44,597, excluding the development associated with changes in reinsurance premium estimates described below. The Company recorded net favorable development on long tail lines of business, including $16,817 from general casualty primarily on 2002-2009 years, $15,862 on workers compensation primarily on 2005 and prior years, and $10,696 on whole account primarily on 2005 and 2006 years, offset by unfavorable development of $12,212 on professional liability primarily on 2007-2009 years. The Company recorded net favorable development on short tail lines of business primarily on the 2009 and prior years, including $24,858 on property, offset by unfavorable development of $9,523 on the marine and energy lines of business;

•	Net favorable development for the Alterra at Lloyd’s segment of $14,879, principally recognized on the property and financial institutions line of business;

•

Net favorable development for the U.S. specialty segment of $850, including $3,050 of net favorable development on the property line of business offset by net unfavorable development of $2,000 on the marine line of business;

•

Favorable development of $7,860 arising from reductions in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development was offset by a decrease in net earned premium net of acquisition costs of $8,510; and

•	Unfavorable development of $2,803 arising from increases in premium estimates in the insurance segment.

Year Ended December 31, 2009

Incurred losses related to prior years of $(87,357) for the year ended December 31, 2009 comprise the following components:

•

Net favorable development for the Company’s insurance segment of $41,334; $21,002 of which was recognized on professional liability and $7,059 on general casualty lines of business, primarily on the 2005 and prior years, and $13,273 on the short tail property and aviation lines of business from the 2008 and 2007 years;

•

Net favorable development for the reinsurance segment of $31,985, excluding the development associated with changes in reinsurance premium estimates described below. The Company recorded net favorable development on long tail lines of business, including $10,530 from general casualty primarily on 2005 and prior years, $8,569 on professional liability primarily on 2006 and prior years,

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

$7,942 on medical malpractice primarily on 2007 and prior years, and $3,331 on other long tail lines of business. The Company recorded net favorable development on short tail lines of business primarily on the 2008 and prior years, including $20,329 on property reinsurance, and $5,544 on other short tail lines, offset by adverse development of $24,260 on the marine and energy lines of business;

•

Net favorable development for the Alterra at Lloyd’s segment of $6,143, principally recognized on the professional liability line of business. This was partially offset by net adverse development of $1,127 in the U.S specialty segment;

•

Favorable development of $11,424 arising from reductions in reinsurance premium estimates of $10,894. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development was offset by a decrease in net earned premium net of acquisition costs of $11,704; and

•	Premium adjustments on the Company’s insurance business resulted in adverse development of $2,402, which was offset by an increase in earned premium during the year.

Year Ended December 31, 2008

Incurred losses related to prior years of $(106,959) for the year ended December 31, 2008 comprise the following components:

•

Net favorable development for the Company’s reinsurance segment of $56,384, excluding the development associated with final settlement of reserves and changes in reinsurance premium estimates described below. During the year ended December 31, 2008, a large number of contracts were adjusted to reflect either favorable or adverse development that has aggregated to produce net favorable development. Of the $56,384 of net favorable development, $47,690 was recognized on long tail lines of business on the 2006 and prior years, including $25,815 from professional liability business, principally on the 2005 and prior years. In addition, the Company had positive development of $15,129 on whole account where information from cedants is indicating better than expected results. Short tail business had $8,694 of net favorable development with $22,113 of the favorable development on property reinsurance, primarily from the 2007 year, offset by adverse development of $13,493 on marine and energy lines. This adverse development originated primarily from one marine contract that covered a number of separate individual risk losses at the end of 2007;

•	The final settlement of prior period reinsurance reserves on a number of contracts resulting in a net favorable development of $11,738 and net paid losses related to prior years of $32,194;

•	Net favorable development of $17,025 arising from reductions in reinsurance premium estimates;

•	Net favorable development for the Company’s insurance segment of $22,644 arising from the re-estimation of liabilities principally relates to the property insurance line of business; and

•	Premium adjustments on the Company’s insurance business resulted in adverse development of $832, which was offset by an increase in earned premium during the year.

Included in deposit liabilities is $93,725 (2009—$95,727) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

8. LIFE AND ANNUITY BENEFITS

The Company enters into long duration contracts which subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Future life and annuity benefit reserves are established using appropriate assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit and third party servicing obligations as they become payable. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and an additional life and annuity benefit reserve is recognized at that time. The average reserve valuation rate for the life and annuity benefit reserves is 5.0% and 5.0% as of December 31, 2010 and 2009, respectively.

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

Life and annuity benefits as of December 31, 2010 and 2009 were as follows:

	2010	2009
Life	$165,743	$129,201
Annuities	987,497	1,108,067
Accident and health	122,340	135,245

	$1,275,580	$1,372,513

As of December 31, 2010 and 2009, the largest life and annuity benefits reserve for a single client were 36.0% and 36.0% of the total, respectively.

Losses recoverable relating to life and annuity contracts of $35,083 in 2010 (2009—$36,556) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

No annuities included in life and annuity benefits in the accompanying consolidated balance sheets are subject to discretionary withdrawal. Included in deposit liabilities as of December 31, 2010 are annuities of $3,077 (2009—$3,479), that are subject to discretionary withdrawal. Deposit liabilities also include $41,745 (2009—$44,307) representing the account value of a universal life reinsurance contract.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

9. REINSURANCE

The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company also utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits expenses are net of losses and benefits recoveries of $166,189 in 2010 (2009—$241,208; 2008—$222,973) under these agreements.

As of December 31, 2010, 88.5% of losses recoverable were with reinsurers rated “A” or above by A.M. Best Company and 5.0% are rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is the largest “NR—not rated” retrocessionaire and accounted for 5.1% of losses recoverable as of December 31, 2010. As security for outstanding loss obligations, the Company retains funds from Grand Central Re amounting to 175.7% of its loss recoverable obligations. The remaining 1.4% of losses recoverable are with “B+” rated or lower reinsurers.

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Premiums written			Premiums earned
Property and casualty	2010	2009	2008	2010	2009	2008
Direct	$764,746	$759,567	$592,565	$768,842	$720,387	$501,915
Assumed	641,050	571,679	419,509	804,870	554,807	426,157
Ceded	(370,763)	(480,068)	(413,523)	(405,761)	(484,180)	(356,214)

Net	$1,035,033	$851,178	$598,551	$1,167,951	$791,014	$571,858

	Premiums written			Premiums earned
Life and annuity	2010	2009	2008	2010	2009	2008
Assumed	$4,935	$43,755	$242,176	$4,935	$43,755	$242,176
Ceded	(400)	(413)	(524)	(400)	(413)	(524)

Net	$4,535	$43,342	$241,652	$4,535	$43,342	$241,652

Total	$1,039,568	$894,520	$840,203	$1,172,486	$834,356	$813,510

10. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of December 31, 2010, the Company held $74,062 (December 31, 2009—$35,011) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 4. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the years ended December 31, 2010, 2009 and 2008. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. During the three months ended June 30, 2010, the Company considered replacing its current revolving bank loan with longer term debt. In contemplation of this plan, the Company entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility during the period, the Company elected not to replace its current revolving bank loan and the forward contracts were settled for a loss of $10,421.

Prior to the Amalgamation, Harbor Point used foreign exchange derivatives to hedge the economic impact of underlying non-U.S. dollar exposures. The fair values of these derivatives are based on prevailing foreign exchange rates. On October 23, 2009, Harbor Point entered into a forward contract that requires the Company to sell Euros 2,750 for $4,100 on April 13, 2012. As of December 31, 2010, this forward contract had a fair value of $466. The Company has elected not to designate these derivatives as hedging instruments.

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

The fair values of derivative instruments as of December 31, 2010 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$5,273	$—
Interest rate-linked derivatives	—	(1,383)
Foreign exchange forward contracts	466	—

Total derivatives	$5,739	$(1,383)

The fair values of derivative instruments as of December 31, 2009 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$3,224	$—

Total derivatives	$3,224	$—

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The derivative assets and liabilities are included within other investments in the consolidated balance sheets as of December 31, 2010 and December 31, 2009.

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the years ended December 31, 2010, 2009 and 2008 was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2010 Amount of Gain or (Loss) Recognized in Income on Derivative	2009 Amount of Gain or (Loss) Recognized in Income on Derivative	2008 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(17)	$776	$—
Interest rate-linked derivatives	(11,645)	—	—
Foreign exchange forward contracts	(287)	—	—
Equity contracts	—	8,112	22,226
Hurricane index-linked contracts	—	—	(664)

Total derivatives	$(11,949)	$8,888	$21,562

The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income.

11. SENIOR NOTES

On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350,000 principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year (the “6.25% senior notes”). The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of issuance costs, from the sale of the 6.25% senior notes were $346,883 and were used to repay a $200,000 revolving bank loan outstanding under a credit facility, with the remainder to be used for general corporate purposes.

Alterra Finance is a finance subsidiary and has no independent activities, assets or operations other than in connection with the 6.25% senior notes.

On April 16, 2007, Alterra USA privately issued $100,000 principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99,497, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8,456 and $915 principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of December 31, 2010 was $90,629.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The fair value of the 6.25% senior notes and 7.20% senior notes was $347,515 and $92,296, respectively, as of December 31, 2010, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with the senior notes was $12,100, $6,641 and $7,200 for the years ended December 31, 2010, 2009 and 2008, respectively.

12. PENSION AND DEFERRED COMPENSATION

The Company provides pension benefits to eligible employees and their dependents through various defined contribution plans, which vary for each subsidiary. Under these plans, the Company and its employees each contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contributions are immediately 100% vested. Pension expenses totaled $6,922 for the year ended December 31, 2010 (2009—$4,486; 2008—$4,904).

13. EQUITY CAPITAL

Common Shares

The holders of common shares are entitled to one vote per paid up share subject to certain provisions of the Company’s bye-laws that reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise to less than 9.5% of total voting power of our capital stock.

On May 12, 2010, as a result of the Amalgamation, the Company issued 3.7769 Alterra common shares (and cash in lieu of fractional shares) for each outstanding Class A voting common share of Harbor Point, resulting in 62,479,281 Alterra common shares being issued to the former holders of Class A voting common shares of Harbor Point. Based on the closing price of Alterra common shares on May 12, 2010, these common shares had an aggregate value of $1,435,774.

Alterra Capital’s board of directors declared the following dividends during 2010 and 2011:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010

During the year ended December 31, 2010, under the Board-approved share repurchase authorization, the Company repurchased 10,288,434 common shares at an average price of $20.19 per common share for a total amount of $207,764, including the costs incurred to effect the repurchases. Of the amount repurchased during the year ended December 31, 2010, 2,022,574 common shares were acquired pursuant to privately negotiated stock purchase agreements. As of December 31, 2010, the remaining authorization under the Company’s previously authorized share repurchase program was $127,751.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

In May 2010, in connection with the Amalgamation, the Company issued replacement warrants, options and restricted stock awards to holders of Harbor Point warrants, options and restricted stock awards. In accordance with the terms of the Amalgamation Agreement, the replacement warrants were issued in connection with the surrender of the original warrants and the replacement options and restricted stock awards were issued under the terms and conditions of the Harbor Point Limited Amended and Restated 2006 Equity Incentive Plan, as amended (the “2006 Plan”, and together with the 2008 Plan and the 2000 Plan, the “Plans”). The 2006 Plan was approved by Harbor Point’s shareholders on November 17, 2006 and is administered by the Committee.

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

In conjunction with the Amalgamation, certain terms of the warrant agreements held by non-employees were modified. These modifications include an anti-dilution provision which, in the event of certain specified events including payment of cash dividends, provides the holder of the warrant the option to have the exercise price and number of warrants adjusted such that the holder of the warrant is in the same economic position as if the warrant had been exercised immediately prior to such event, or receive the cash dividend upon exercise of the warrant.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

On May 12, 2010, the Company issued 8,911,449 replacement warrants in connection with the Amalgamation. The warrants were originally issued by Harbor Point to founding shareholders and employees in connection with the purchase of shares at the time of the formation of Harbor Point. The warrants held by non-employees are subject to anti-dilution provisions consistent with those described above. The warrants held by employees are entitled to receive accumulated cash dividends upon exercise of the warrants. The warrant expiration dates range from December 15, 2015 to May 15, 2016.

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2008	4,735,125	4,735,125	$15.33	$5.75	$15.00-$18.00
Warrants exercised	(2,438,655)		$15.01	$5.90	$15.00-$16.00

Balance, December 31, 2009	2,296,470	2,296,470	$15.67	$5.60	$15.00-$18.00
Warrants exercised	(2,122,854)		$15.10	$5.59	$13.96-$18.00
Replacement warrants issued upon consummation of the Amalgamation	8,911,449		$22.67	$7.03	$22.54-$26.48
Additional warrants issued as a result of dividends declared	1,392,403		$19.46	$6.99	$13.88-$22.44

Balance, December 31, 2010	10,477,468	10,477,468	$19.66	$7.00	$13.88-$26.48

On May 3, 2010, May 20, 2010, August 3, 2010 and November 2, 2010 the Company declared dividends of $0.10, $2.50, $0.12 and $0.12 per share, respectively. These dividends resulted in a reduction in the weighted average exercise price of $2.89 and an increase in the number of warrants outstanding of 1,392,403. A deferred dividend liability of $2,860 is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the year ended December 31, 2010 were exercised pursuant to the cashless exercise provision, which resulted in 726,260 shares being issued for the exercise of 2,122,854 warrants.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

On May 12, 2010, the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan. In addition, the Company issued 33,106 options, 108,333 options and 32,725 options for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of these replacement awards was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below. There were no other options granted during the year ended December 31, 2010.

	2010	2009	2008
Option valuation assumptions:
Expected remaining option life	3.9 years	7.0 years	3.0 years
Expected dividend yield	2.25%	2.32%	1.78%
Expected volatility	37.41%	34.30%	21.90%
Risk-free interest rate	1.82%	2.99%	4.31%
Forfeiture rate	0.00%	0.00%	0.00%

The Company recognized $5,607, $672 and $580 of stock-based compensation expense related to stock option awards for the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $4,409 for the year ended December 31, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the year ended December 31, 2010 and the expense for the years ended December 31, 2009 and 2008 was recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $353, which is expected to be recognized over a weighted average period of 0.7 years.

Total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2,053, $597 and $2,358, respectively. The intrinsic value of stock options outstanding at December 31, 2010 was $3,880 (vested options—$3,561).

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

A summary of the 2000 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2007	1,057,328	2,185,749	1,560,310	$21.18	$6.04	$10.95 - 36.26
Options granted	(32,725)	32,725		24.62	4.46	$23.24 - 27.97
Options exercised	—	(351,154)		15.60		$11.50 - 18.00
Options forfeited	—	(24,057)		25.97		$11.19 - 27.97
Restricted stock units granted	(148,527)	—
Restricted stock granted	(792,338)	—
Restricted stock forfeited	125,765	—
Closure of 2000 Incentive Plan	(209,503)	—

Balance, December 31, 2008	—	1,843,263	1,413,346	$22.24	$6.13	$10.95 - 36.26
Options exercised	—	(107,125)		14.68	4.94	$11.50 - 16.00
Options forfeited	—	(110,333)		24.47	7.14	$23.25 - 24.49

Balance, December 31, 2009	—	1,625,805	1,324,138	$22.58	$6.13	$10.95 - 36.26
Options granted	—	33,106		21.66	1.54	$21.58 - 21.95
Options exercised	—	(258,614)		12.65	4.81	$9.00 - 21.23
Options forfeited	—	(56,638)		24.12	6.41	$12.48 - 26.70

Balance, December 31, 2010	—	1,343,659	1,343,659	$21.49	$6.27	$8.45 - 33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2007	—	—	—	$—	$—	$—
Increase in shares available	4,500,000	—
Restricted stock units granted	(149,091)	—

Balance, December 31, 2008	4,350,909	—	—	$—	$—	$—
Options granted	(108,333)	108,333		$18.25	$6.01	$18.25
Restricted stock granted	(737,000)	—
Restricted stock forfeited	33,955	—
Restricted stock units granted	(142,604)	—

Balance, December 31, 2009	3,396,927	108,333	—	$18.25	$6.01	$18.25
Restricted stock granted	(1,225,622)	—
Restricted stock forfeited	26,502	—
Restricted stock units granted	(201,618)	—
Restricted stock units forfeited	3,630	—

Balance, December 31, 2010	1,999,819	108,333	54,167	$15.75	$6.01	$15.75

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

A summary of the 2006 Plan related activity follows, from the consummation of the Amalgamation:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, May 12, 2010	1,722,622	2,186,986	1,686,489	$26.64	$5.20	$26.48-30.82
Options forfeited	18,129	(18,129)		$26.76	$5.20	$26.48-29.15
Restricted stock granted	(303,371)	—
Restricted stock forfeited	113	—

Balance, December 31, 2010	1,437,493	2,168,857	1,736,950	$26.64	$5.20	$26.48-30.82

As a result of the special dividend declared by the Company on May 20, 2010 of $2.50 per share, the exercise prices of options issued under the 2008 Plan and 2000 Plan were reduced effective June 16, 2010 by $2.50 per share in accordance with the terms of the respective option agreements.

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

In accordance with the accelerated vesting provisions in the event of a change in control, 1,339,982 restricted stock awards vested in May 2010 following the Amalgamation. Total compensation cost recognized for restricted stock awards was $45,942, $19,927 and $19,584 for the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $14,972 for the year ended December 31, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the year ended December 31, 2010 and the expense for the years ended December 31, 2009 and 2008 was recorded in general and administrative expenses.

In conjunction with the Amalgamation, the Company issued 1,624,567 replacement restricted stock awards. The replacement awards were issued at a fair value of $22.98 per share.

During the year ended December 31, 2010, the Company issued 503,861 restricted shares and 37,521 restricted share units with vesting terms that include a performance condition related to growth in tangible book value per share over a five year period. These restricted shares and restricted share units were issued at a fair value of $18.62 per share. As of December 31, 2010, it is estimated the performance condition will be met and accordingly $1,008 has been recognized as compensation cost for the year ended December 31, 2010 related to these awards.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

A summary of the Company’s unvested restricted stock awards as of December 31, 2010 and changes during the year ended December 31, 2010 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2009	2,226,811	$23.49	406,514	$23.75
Awards Granted	1,528,993	22.05	201,618	22.83
Replacement awards issued upon consummation of the Amalgamation	1,624,567	22.98	—	—
Awards Vested	(1,993,646)	23.59	(406,514)	23.75
Awards Forfeited (1)	(28,743)	23.75	(3,630)	23.97

Balance, December 31, 2010	3,357,982	$22.52	197,988	$22.81

(1)	Excludes 2,128 shares forfeited from the 2000 Plan that do not increase the awards available for grant.

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares of Alterra through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25, whichever is less. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of common shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price,” rounded down to the next full share. The Purchase Price is calculated as the lower of (i) 90 percent of the fair market value of a common share on the first day of the Subscription Period, or (ii) 90 percent of the fair market value of a common share on the Exercise Date. Participants may withdraw from an offering before the Exercise Date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP employees paid $1,053 to purchase 62,326 shares during 2010, employees paid $822 to purchase 52,367 shares during 2009 and employees paid $424 to purchase 26,594 shares during 2008. The Company recorded an expense for ESPP of $220, $308 and $84 for the years ended December 31, 2010, 2009 and 2008, respectively.

15. INCOME TAXES

Alterra and Alterra Bermuda are incorporated in Bermuda, and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2016. The Company’s subsidiaries that are based in the United States, Ireland and the United Kingdom are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by national tax authorities are 2007 to the present for the U.S. subsidiaries, 2006 to the present for the Irish subsidiaries, and 2009 to the present for the U.K. subsidiaries.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

For the years ended December 31, 2010, 2009 and 2008, the Company did not record any unrecognized tax benefits or expenses. The Company has not recorded any interest or penalties during the years ended December 31, 2010, 2009 and 2008 and has no uncertain tax positions as of December 31, 2010 and 2009.

The Company records income taxes based on the enacted tax laws and rates applicable in the relevant jurisdictions for each of the years ended December 31, 2010, 2009 and 2008. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

The components of income taxes attributable to operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Current expense:
United States	$7,052	$20	$57
Ireland	(299)	2,018	292
United Kingdom	5,401	1,078	(281)

	12,154	3,116	68

Deferred expense (benefit):
United States	(7,645)	—	893
Ireland	561	(477)	(10)
United Kingdom	(914)	7,382	281

	(7,998)	6,905	1,164

Income tax expense on net income	$4,156	$10,021	$1,232

Income tax expense on net income	$4,156	$10,021	$1,232
Income tax (benefit) expense on other comprehensive income	1,135	(543)	(999)

Total income tax	$5,291	$9,478	$233

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 35%, 12.5% and 28.5%, have been used for the United States, Ireland and the United Kingdom, respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate follows:

	2010	2009	2008
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$1,571	$5,882	$(5,831)
Addition to income tax expense resulting from:
Valuation allowance on deferred tax assets	1,933	1,889	5,881
Prior year adjustment	609	2,130	984
Permanent differences	43	120	198

Income tax expense	$4,156	$10,021	$1,232

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	2010	2009	2008
Deferred tax asset:
Net operating loss carryforward	$14,296	$9,917	$9,332
Deferred acquisition costs, net	3,852	1,837	2,310
Net unearned property and casualty premiums	5,168	1,089	588
Deferred compensation	12,262	1,187	3,158
Capitalized professional fees	1,625	1,767	1,909
Property and casualty losses	7,011	287	91
Other	1,013	662	820

Gross deferred tax asset	45,227	16,746	18,208
Less valuation allowance	17,828	12,449	10,561

Deferred tax asset	27,399	4,297	7,647

Deferred tax liability:
Net unrealized gains on available for sale securities	9,389	1,736	1,186
Untaxed profits	5,522	2,992	—
Capital asset amortization	3,780	62	—
Goodwill amortization	3,293	1,565	726
Deferred ceding commissions, net	5,887	—	—
Other	1,020	66	138

Deferred tax liability	28,891	6,421	2,050

Net deferred tax (liability) asset	$(1,492)	$(2,124)	$5,597

As of December 31, 2010, 2009 and 2008, the Company had net operating loss carryforwards in its U.S. operating subsidiaries totaling $37,548, $29,167 and $14,607, respectively. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2027 and 2030. As of December 31, 2010, 2009 and 2008, the Company had net operating loss carryforwards in its U.K. operating subsidiaries totaling GBP nil, GBP nil and GBP 10,497 ($15,318), respectively. Under applicable law, the U.K. net operating loss carryforwards never expire.

The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount which management expects will more likely than not be realized. The valuation allowance principally relates to net operating loss carryforwards and other temporary timing differences in the Company’s U.S. subsidiaries. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

16. RELATED PARTIES

The Chubb Corporation

Effective December 15, 2005, Harbor Point acquired the continuing operations and certain assets of Chubb Re, Inc. (“Chubb Re”), the assumed reinsurance division of The Chubb Corporation (“Chubb”), a significant

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

shareholder of Harbor Point at the time, and now a significant shareholder of Alterra. Pursuant to the transaction, Harbor Point and Federal Insurance Company (“Federal”), the principal operating subsidiary of Chubb, entered into a runoff services agreement.

Under the runoff services agreement, the Company provides claims management services on Federal’s behalf with respect to reinsurance business of Federal produced by Chubb Re from December 7, 1998 to December 31, 2005. This agreement may be terminated at any time at the sole discretion of Federal. Except for certain direct claims costs, there is no consideration paid by Federal or Chubb Re to the Company under this agreement. As of December 31, 2010, $2,394 is included in accounts payable and accrued expenses on the consolidated balance sheet related to the estimated remaining obligation for the run off services agreement.

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of income and comprehensive income related to these agreements:

(Expressed in thousands of U.S. Dollars)	As of December 31, 2010
Balance Sheet
Unearned property and casualty premiums	$20,377
Reinsurance balances receivable	10,086
Reinsurance recoverable	11,326
Property and casualty losses	299,610
Funds withheld from reinsurers	1,908

(Expressed in thousands of U.S. Dollars)	Period From May 12 to December 31, 2010
Income Statement
Gross premiums written	$8,946
Earned premiums	9,803
Net losses and loss expenses	(8,615)
Acquisition costs	3,217

Grand Central Re Limited

The Company owns 7.5% of the ordinary shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Alterra Managers. In conjunction with this investment, Alterra Bermuda entered into a quota share retrocession agreement with Grand Central Re that requires each of Alterra Bermuda and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party. Alterra Bermuda has not ceded any new business to Grand Central Re since 2003.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of December 31, 2010	As of December 31, 2009
Balance Sheet
Losses and benefits recoverable from reinsurers	$48,922	$101,438
Deposit liabilities	12,877	15,429
Funds withheld from reinsurers	85,991	109,626
Reinsurance balance payable	(236)	26,385

(Expressed in thousands of U.S. Dollars)	December 31, 2010	Year Ending December 31, 2009	December 31, 2008
Income Statement
Reinsurance premiums ceded	$494	$(1,933)	$(1,939)
Earned premiums ceded	494	(1,933)	(1,939)
Other income	100	800	800
Net losses and loss expenses	1,909	280	(1,307)
Claims and policy benefits	(2,132)	(4,072)	953
Interest expense (benefit)	6,299	1,861	9,178

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”), a Bermuda domiciled reinsurance company managed by Alterra Agency. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a wholly-owned subsidiary of Bay Point. This quota share reinsurance agreement expired on December 31, 2007. As of December 31, 2010, $851 was included in reinsurance balances receivable and $6,531 in losses and benefits recoverable related to this agreement.

Hedge Fund Managers

Alstra Capital Management, LLC (“Alstra”), an affiliate of Mr. Zack H. Bacon III, one of our directors until November 2, 2009, served as the investment advisor for the Company’s hedge fund portfolio from April 1, 2004 through January 31, 2009. In consideration of the reduced allocation to hedge funds, the Company determined it prudent to manage it’s hedge fund investments internally. Accordingly, the Company hired certain key personnel from Alstra and terminated the services agreement with Alstra effective January 31, 2009. The research staff hired from Alstra assists in internal management of both the Company’s fixed maturities and other investment

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

portfolios. For the years ended December 31, 2009 and 2008, Alstra received $667 and $8,183 respectively, in fees as an investment advisor. For the year ended December 31, 2009, Alstra also received a termination fee of $1,992 upon termination of the advisor relationship. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

In addition, Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of our significant shareholders, received aggregate management and incentive fees of $643, $1,987 and $2,802, respectively, in respect of the Company’s assets invested in an underlying fund managed by Moore Capital during 2010, 2009 and 2008.

Investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains (losses) on investments in the consolidated statements of income and comprehensive income.

The Company believes that the terms of its related party transactions are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

17. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

Statutory capital and surplus for the Bermuda, Ireland and U.S operating subsidiaries of the Company for the years ended December 31, 2010 and 2009 is summarized below. The 2010 information provided is unaudited and preliminary as many regulatory returns are due later in 2011 for many jurisdictions in which the Company does business.

	Bermuda		Ireland		U.S.
At December 31	2010	2009	2010	2009	2010	2009
Required statutory capital and surplus	$1,100,000	$867,105	$22,000	$22,959	$55,500	$18,556
Actual statutory capital and surplus	$2,300,000	$1,446,385	$117,000	$115,804	$661,000	$118,209

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, Alterra Bermuda is required to maintain certain levels of solvency and liquidity. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with U.S. GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes.

Alterra Bermuda is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, other investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2010, the Company met the minimum liquidity ratio requirement.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Ireland

Under Irish law Alterra Insurance Europe and Alterra Re Europe are required to maintain technical reserves and a minimum solvency margin. As of December 31, 2010, Alterra Insurance Europe and Alterra Re Europe maintained sufficient technical reserves and met the minimum solvency margin requirement.

United States

Alterra Re USA, Alterra E&S and Alterra America file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by U.S. insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with U.S. GAAP. The main differences between statutory net income and U.S. GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and U.S. GAAP shareholders’ equity are unrealized appreciation or decline in value of investments and non-admitted assets. As of December 31, 2010, Alterra Re USA, Alterra E&S and Alterra America maintained sufficient statutory surplus and met the minimum solvency margin requirements.

United Kingdom and Lloyd’s

Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such Funds at Lloyd’s, (“FAL”) may comprise cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2010 was GBP 83,991 ($131,127). The amount which the Company provides as FAL is not available for distribution to the Company for the payment of dividends. The Company’s corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution to the Company for the payment of dividends.

Dividends

The Company’s ability to pay dividends is dependent on the ability of the subsidiaries to pay dividends. The subsidiaries are subject to certain regulatory restrictions on the payment of dividends. The payment of such dividends is limited by applicable laws of Bermuda, Ireland, the United Kingdom and the United States. Alterra Bermuda, Alterra Insurance Europe and Alterra Re Europe are prohibited from declaring or paying a dividend if such payment would reduce their respective regulatory capital below the required minimum as required by law and regulatory practice. The laws of the domicile state of Delaware and Connecticut, as applicable, govern the amount of dividends that may be paid by Alterra E&S, Alterra America and Alterra Re USA, respectively. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012. Under Lloyd’s regulations, funds that are required to be held or retained by the Syndicates may not be paid as dividends. Alterra Bermuda and Alterra Capital UK are also subject to certain restrictions under their respective credit facilities that affect their ability to pay dividends to the Company. The Company paid dividends of $2.94 per share in 2010 compared to $0.36 per share and $0.32 per share during 2009 and 2008, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

18. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock warrants and options.

In the first quarter of 2009, the Company adopted a new accounting standard (in accordance with ASC 260-10-45) that requires share based compensation awards that qualify as participating securities to be included in basic earnings per share using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. The pronouncement became effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior-period earnings per share data presented are adjusted retroactively to conform to the pronouncement. The adoption resulted in no change to earnings per share as previously reported for the year ended December 31, 2008.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008.

	As of December 31,
(Expressed in thousands of U.S. Dollars, except share and per share amounts)	2010	2009	2008
Basic earnings per share:
Net income	$302,335	$246,215	$(175,318)
Weighted average common shares outstanding—basic	94,682,279	57,006,908	56,565,588

Basic earnings per share	$3.19	$4.32	$(3.10)

Diluted earnings per share:
Net income	$302,335	$246,215	$(175,318)

Weighted average common shares outstanding—basic	94,682,279	57,006,908	56,565,588
Conversion of warrants	537,399	608,161	—
Conversion of options	183,258	150,669	—
Conversion of employee stock purchase plan	2,301	1,399	—
Non participating restricted shares	54,138	—	—

Weighted average common shares outstanding—diluted	95,459,375	57,767,137	56,565,588

Diluted earnings per share	$3.17	$4.26	$(3.10)

For the years ended December 31, 2010, 2009 and 2008, the impact of the conversion of warrants of 220,669, 39,584 and 4,799,250, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2010, 2009 and 2008, the impact of the conversion of options of 2,719,726, 1,185,939 and 2,012,962, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

19. COMMITMENTS AND CONTINGENCIES

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

The Company’s investments are held by three different custodians. These custodians are all large financial institutions which are highly regulated. These institutions have controls over their investment processes that are certified annually. The largest concentration of cash and cash equivalents at a single custodian was $540,672 and $515,850 at December 31, 2010 and 2009, respectively. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $5,435,806 and $3,028,468 as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, premiums receivable comprise amounts due within one year or amounts not yet due. Premiums receivable are generally due over the period of coverage of the policy. For both premiums due and not yet due, the Company’s credit risk is reduced by the contractual right to offset loss obligations or unearned premiums against premiums receivable. As of December 31, 2010 and 2009, the Company’s largest premiums receivable balances from a single client were 5.0% and 28.3%, respectively, of total premiums receivable.

For the years ended December 31, 2010, 2009 and 2008, brokered transactions accounted for the majority of the Company’s property and casualty gross premiums written. For the years ended December 31, 2010, 2009 and 2008, the top three brokers accounted for 22%, 14% and 13%; 25%, 11% and 7%; and 18%, 16% and 10%, respectively, of property and casualty gross premiums written.

The Company’s life and annuity reinsurance segment generally writes a limited number of transactions in a year, with a potentially large variation in premium volume. As a result, the number of possible brokers used in a year is limited to the number of transactions written. During each of the years ended December 31, 2010, 2009 and 2008, the top broker accounted for 37%, 95% and 27% of life and annuity gross premiums written, respectively.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2012. Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $6,272, $5,245 and $3,251, respectively. The rent and maintenance expense under operating leases will range from $1,972 to $7,064 per year over the next five years.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

(c) Credit Facilities

On June 12, 2007, Harbor Point entered into an $850,000 five-year senior credit facility (the “$850,000 Credit Facility”) with Bank of America and various other financial institutions. The $850,000 Credit Facility allows Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA to request the issuance of secured letters of credit and unsecured letters of credit up to $600,000 and $250,000, respectively. Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA may also request unsecured loans from the $250,000 tranche for general corporate purposes. In addition, there is a $50,000 sublimit for the issuance of secured letters of credit for Alterra Holdings investment affiliates. An increase in the secured sublimit of the credit facility of up to $150,000 may be requested, subject to there being sufficient participation by the syndicate of participating banks.

On August 7, 2007, Alterra Bermuda entered into a $600,000 five-year senior credit facility (the “$600,000 Credit Facility”) with Bank of America and various other financial institutions. The $600,000 Credit Facility allows Alterra Bermuda and certain of its insurance subsidiaries to request the issuance of secured letters of credit and unsecured letters of credit up to $450,000 and $150,000, respectively. Alterra Bermuda or Alterra may also request unsecured loans from the $150,000 tranche for general corporate purposes. Subject to certain conditions and at the request of Alterra Bermuda, the aggregate commitments of the lenders under the $600,000 Credit Facility may be increased up to a total of $800,000, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the $600,000 Credit Facility.

On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch (“ING”). This credit facility provided up to GBP 90,000 for the issuance of letters of credit to provide FAL to support Lloyd’s syndicate commitments of Alterra Capital UK and its subsidiaries. In December 2010 this agreement was revised to provide up to GBP 60,000 for the issuance of letters of credit to provide FAL. The facility may be terminated by ING at any time prior to December 31, 2011, subject to a four year notice requirement for any outstanding letters of credit.

In July 2009, Harbor Point entered into a GBP 20,000 letter of credit facility with Citibank N.A. to issue secured letters of credit in support of the operations of Alterra Re UK. In November, 2010, the amount of the facility was increased to GBP 30,000.

In December 2010, Alterra Bermuda renewed a $75,000 letter of credit facility with The Bank of Nova Scotia, which expires on December 12, 2011.

On September 30, 2010 the Company fully repaid an outstanding loan for $200,000 under the $850,000 Credit Facility. This loan bore interest at LIBOR plus 2.40%, with the effective rate being 2.66% at the time it was repaid. Interest expense in connection with this loan for the year ended December 31, 2010 was $2,131.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of December 31, 2010 and 2009:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities		Great Britain Pound Facilities
Letter of credit facility capacity as of:
December 31, 2010	$1,525,000	GBP	90,000

December 31, 2009	$675,000	GBP	90,000

Letters of credit issued and outstanding as of:
December 31, 2010	$908,025	GBP	70,107

December 31, 2009	$461,255	GBP	63,614

Cash and fixed maturities at fair value pledged as collateral as of:
December 31, 2010	$1,103,742	GBP	96,112

December 31, 2009	$563,334	GBP	3,623

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with financial covenants, including a minimum consolidated tangible net worth covenant, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of February 18, 2011.

(d) Funds at Lloyd’s

The Company operates in the Lloyd’s market through two corporate members, both are wholly-owned subsidiaries of Alterra Capital UK. These corporate members together represent 100% of the participation in Syndicate 1400, and together represent 2% and 36% of the participation in Syndicates 2525 and 2526, respectively. Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment together with input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such capital, or FAL, may comprise cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit at December 31, 2010 and 2009 amount to GBP 83,991 ($131,127) and GBP 63,623 ($102,878), respectively.

20. SEGMENT INFORMATION

The Company monitors the performance of its underwriting operations in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance.

Insurance Segment

The Company’s insurance segment offers property and casualty excess of loss insurance from its Bermuda and Dublin offices primarily to Fortune 1000 companies. Principal lines of business include professional liability, excess liability, aviation and property.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

Reinsurance Segment

The Company’s reinsurance segment offers property and casualty quota share and excess of loss reinsurance from its offices in Bermuda, Bogota, Buenos Aires, Dublin, London and the United States to insurance companies worldwide. The underwriting activities of Alterra Re, Alterra Re USA and Alterra Re UK are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

U.S. Specialty Segment

The Company’s U.S. specialty segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium sized companies. Principal lines of business include general liability, inland marine, ocean marine, professional liability and property.

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London and Copenhagen, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of its managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

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

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

A summary of operations by segment for the years ended December 31, 2010, 2009 and 2008 follows: (Expressed in thousands of U.S. Dollars)

	Property & Casualty					Life & Annuity
2010	Insurance	Reinsurance (a)	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (b)	Corporate (a)	Consolidated
Gross premiums written	$370,120	$509,053	$323,990	$202,633	$1,405,796	$4,935	$—	$1,410,731
Reinsurance premiums ceded	(170,608)	(64,131)	(98,576)	(37,448)	(370,763)	(400)	—	(371,163)

Net premiums written	$199,512	$444,922	$225,414	$165,185	$1,035,033	$4,535	$—	$1,039,568

Earned premiums	$391,716	$699,243	$311,950	$170,803	$1,573,712	$4,935	$—	$1,578,647
Earned premiums ceded	(173,123)	(71,627)	(125,218)	(35,793)	(405,761)	(400)	—	(406,161)

Net premiums earned	218,593	627,616	186,732	135,010	1,167,951	4,535	—	1,172,486
Net investment income	25,134	60,072	5,233	11,554	101,993	49,785	70,680	222,458
Net realized and unrealized gains (losses) on investments	618	694	29	(4,476)	(3,135)	11,358	8,649	16,872
Net impairment losses recognized in earnings	—	—	—	—	—	—	(2,645)	(2,645)
Other income	760	—	507	2,534	3,801	286	721	4,808

Total revenues	245,105	688,382	192,501	144,622	1,270,610	65,964	77,405	1,413,979

Net losses and loss expenses	128,823	347,816	118,337	59,865	654,841	—	—	654,841
Claims and policy benefits	—	—	—	—	—	65,213	—	65,213
Acquisition costs	3,381	131,114	28,444	24,164	187,103	361	—	187,464
Interest expense	970	6,988	—	—	7,958	5,849	14,468	28,275
Net foreign exchange losses (gains)	—	1,696	—	(1,737)	(41)	—	(74)	(115)
Merger and acquisition expenses	—	—	—	—	—	—	(48,776)	(48,776)
General and administrative expenses	28,615	66,073	36,015	28,531	159,234	2,964	58,388	220,586

Total losses and expenses	161,789	553,687	182,796	110,823	1,009,095	74,387	24,006	1,107,488

Income (loss) before taxes	$83,316	$134,695	$9,705	$33,799	$261,515	$(8,423)	$53,399	$306,491

Loss ratio (c)	58.9%	55.4%	63.4%	44.3%	56.1%
Combined ratio (d)	73.6%	86.8%	97.9%	83.4%	85.7%

(a)	The results of operations of the former Harbor Point companies are included for the period from May 12, 2010.
(b)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

(c)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(d)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Property & Casualty					Life & Annuity
2009	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$427,767	$489,028	$285,478	$128,973	$1,331,246	$43,755	$—	$1,375,001
Reinsurance premiums ceded	(212,083)	(80,005)	(155,096)	(32,884)	(480,068)	(413)	—	(480,481)

Net premiums written	$215,684	$409,023	$130,382	$96,089	$851,178	$43,342	$—	$894,520

Earned premiums	$417,090	$476,434	$256,670	$125,000	$1,275,194	$43,755	$—	$1,318,949
Earned premiums ceded	(211,127)	(88,578)	(154,568)	(29,907)	(484,180)	(413)	—	(484,593)

Net premiums earned	205,963	387,856	102,102	95,093	791,014	43,342	—	834,356
Net investment income	22,875	40,220	5,987	4,388	73,470	50,993	45,278	169,741
Net realized and unrealized gains (losses) on investments	4,430	10,540	232	2,590	17,792	37,338	26,635	81,765
Net impairment losses recognized in earnings	—	—	—	—	—	—	(3,078)	(3,078)
Net realized gain on retirement of senior notes	—	—	—	—	—	—	111	111
Other income	1,238	12	314	658	2,222	(120)	801	2,903

Total revenues	234,506	438,628	108,635	102,729	884,498	131,553	69,747	1,085,798

Net losses and loss expenses	132,355	254,474	62,812	43,958	493,599	—	—	493,599
Claims and policy benefits	—	—	—	—	—	101,093	—	101,093
Acquisition costs	(1,233)	71,074	7,501	18,136	95,478	1,396	—	96,874
Interest expense	781	6,591	—	—	7,372	3,328	10,639	21,339
Net foreign exchange losses (gains)	—	—	—	(5,055)	(5,055)	—	(717)	(5,772)
Merger and acquisition expenses	—	—	—	—	—	—	(31,566)	(31,566)
General and administrative expenses	24,623	31,778	31,229	19,972	107,602	2,786	43,607	153,995

Total losses and expenses	156,526	363,917	101,542	77,011	698,996	108,603	21,963	829,562

Income (loss) before taxes	$77,980	$74,711	$7,093	$25,718	$185,502	$22,950	$47,784	$256,236

Loss ratio (b)	64.3%	65.6%	61.5%	46.2%	62.4%
Combined ratio (c)	75.6%	92.1%	99.5%	86.3%	88.1%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

	Property & Casualty					Life & Annuity
2008	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$389,368	$419,509	$194,353	$8,844	$1,012,074	$242,176	$—	$1,254,250
Reinsurance premiums ceded	(198,098)	(92,421)	(118,710)	(4,294)	(413,523)	(524)	—	(414,047)

Net premiums written	$191,270	$327,088	$75,643	$4,550	$598,551	$241,652	$—	$840,203

Earned premiums	$371,080	$426,157	$121,172	$9,663	$928,072	$242,176	$—	$1,170,248
Earned premiums ceded	(189,125)	(84,366)	(77,374)	(5,349)	(356,214)	(524)	—	(356,738)

Net premiums earned	181,955	341,791	43,798	4,314	571,858	241,652	—	813,510
Net investment income	18,437	36,069	7,235	542	62,283	40,058	79,283	181,624
Net realized and unrealized losses on investments	(23,499)	(51,096)	(523)	508	(74,610)	(100,921)	(59,434)	(234,965)
Net impairment losses recognized in earnings	—	—	—	—	—	—	(16,887)	(16,887)
Net realized gain on retirement of senior notes	—	—	—	—	—	—	2,245	2,245
Other income	1,112	—	303	160	1,575	—	(117)	1,458

Total revenues	178,005	326,764	50,813	5,524	561,106	180,789	5,090	746,985

Net losses and loss expenses	142,150	218,749	30,376	2,470	393,745	—	—	393,745
Claims and policy benefits	—	—	—	—	—	301,526	—	301,526
Acquisition costs	(2,810)	51,328	3,039	981	52,538	(159)	—	52,379
Interest expense	—	7,516	—	—	7,516	6,818	21,755	36,089
Net foreign exchange losses (gains)	—	—	—	(382)	(382)	—	10,255	9,873
Merger and acquisition expenses	—	—	—	—	—	—	2,944	2,944
General and administrative expenses	21,101	28,548	27,235	2,525	79,409	2,917	42,189	124,515

Total losses and expenses	160,441	306,141	60,650	5,594	532,826	311,102	77,143	921,071

Income (loss) before taxes	$17,564	$20,623	$(9,837)	$(70)	$28,280	$(130,313)	$(72,053)	$(174,086)

Loss ratio (b)	78.1%	64.0%	69.4%	57.3%	68.9%
Combined ratio (c)	88.2%	87.4%	138.5%	138.5%	91.9%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2010, 2009 and 2008 were:

2010 (Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$1,061,853	$207,099	$136,844	$1,405,796
Reinsurance ceded	(292,845)	(59,196)	(18,722)	(370,763)

	$769,008	$147,903	$118,122	$1,035,033

2009 (Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$1,045,655	$180,794	$104,797	$1,331,246
Reinsurance ceded	(393,057)	(68,503)	(18,508)	(480,068)

	$652,598	$112,291	$86,289	$851,178

2008 (Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$819,277	$139,569	$53,228	$1,012,074
Reinsurance ceded	(358,159)	(33,822)	(21,542)	(413,523)

	$461,118	$105,747	$31,686	$598,551

The Company’s largest client in each of the three years ended December 31, 2010, 2009 and 2008 accounted for 1.8%, 4.5%, and 7.2%, respectively, of the Company’s property and casualty gross premiums written.

Financial information relating to life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2010, 2009 and 2008 was as follows:

2010 (Expressed in thousands of U.S dollars)	North America	Europe	Total
Gross premiums written	$3,800	$1,135	$4,935
Reinsurance ceded	(400)	—	(400)

	$3,400	$1,135	$4,535

2009 (Expressed in thousands of U.S dollars)
Gross premiums written	$43,755	$—	$43,755
Reinsurance ceded	(413)	—	(413)

	$43,342	$—	$43,342

2008 (Expressed in thousands of U.S dollars)
Gross premiums written	$2,621	$239,555	$242,176
Reinsurance ceded	(524)	—	(524)

	$2,097	$239,555	$241,652

The largest client in each of the three years ended December 31, 2010, 2009 and 2008 accounted for 36.5%, 95.0% and 72.2%, respectively, of the Company’s life and annuity gross premiums written.

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

21. QUARTERLY FINANCIAL RESULTS (unaudited)

2010	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$371,139	$398,981	$325,213	$315,398

Net premiums earned	$194,240	$293,260	$342,432	$342,554
Net investment income	48,390	53,277	59,711	61,080
Net realized and unrealized gains (losses) on investments	6,422	(14,786)	15,411	9,825
Net impairment losses recognized in earnings	(420)	(300)	(151)	(1,774)
Other income	344	275	1,327	2,862

Total revenues	248,976	331,726	418,730	414,547

Losses and expenses
Net losses and loss expenses	124,965	159,817	191,012	179,047
Claims and policy benefits	17,659	13,943	15,060	18,551
Acquisition costs	24,244	48,798	60,859	53,563
Interest expense	4,942	7,916	7,551	7,866
Net foreign exchange (gains) losses	(2,452)	(634)	3,353	(382)
Merger and acquisition expenses	4,744	(54,570)	550	500
General and administrative expenses	36,528	50,649	56,650	76,759

Total losses and expenses	210,630	225,919	335,035	335,904

Income before taxes	$38,346	$105,807	$83,695	$78,643

Income tax expense (benefit)	1,965	2,360	858	(1,027)

Net income	$36,381	$103,447	$82,837	$79,670

Basic earnings per share	$0.64	$1.14	$0.71	$0.70

Diluted earnings per share	$0.63	$1.13	$0.70	$0.69

ALTERRA CAPITAL HOLDINGS LIMITED

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars,

except per share amounts)

2009	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$434,273	$396,509	$265,886	$278,333

Net premiums earned	$190,282	$228,785	$208,016	$207,273
Net investment income	40,488	41,755	42,830	44,668
Net realized and unrealized gains on investments	18,441	21,472	24,528	17,325
Net impairment losses recognized in earnings	—	(2,014)	(139)	(925)
Net realized gain on retirement of senior notes	—	—	—	111
Other income	1,306	974	819	(196)

Total revenues	250,517	290,972	276,054	268,256

Losses and expenses
Net losses and loss expenses	124,723	122,228	131,778	114,870
Claims and policy benefits	14,332	55,407	14,378	16,976
Acquisition costs	20,630	25,059	27,997	23,188
Interest expense	3,939	4,744	5,971	6,685
Net foreign exchange (gains) losses	(3,476)	(3,404)	406	702
Merger and acquisition expenses	5,223	4,785	(41,350)	(224)
General and administrative expenses	39,060	36,105	40,372	38,458

Total losses and expenses	204,431	244,924	179,552	200,655

Income before taxes	$46,086	$46,048	$96,502	$67,601

Income tax expense	1,547	2,290	1,176	5,009

Net income	$44,539	$43,758	$95,326	$62,592

Basic earnings per share	$0.79	$0.77	$1.67	$1.10

Diluted earnings per share	$0.78	$0.76	$1.64	$1.08

SCHEDULE II

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant

Balance Sheet—Parent Company only

December 31, 2010 and 2009

(Expressed in thousands of U.S. Dollars, except per share amounts)

	2010	2009
Assets
Cash and cash equivalents	$50,746	$23,164
Investments in subsidiaries	3,161,780	1,694,955
Other assets	707	720

Total Assets	$3,213,233	$1,718,839

Liabilities
Due to affiliated companies	$284,080	$149,915
Accounts payable and accrued expenses	10,883	4,291

Total Liabilities	294,963	154,206

Shareholders’ Equity
Preferred shares (par value $1.00) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00) 200,000,000 shares authorized; 110,963,160 shares issued and outstanding (2009—55,867,125)	110,963	55,867
Additional paid-in capital	2,026,045	752,309
Accumulated other comprehensive income	98,946	25,431
Retained earnings	682,316	731,026

Total Shareholders’ Equity	2,918,270	1,564,633

Total Liabilities and Shareholders’ Equity	$3,213,233	$1,718,839

See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant

Statement of Income—Parent Company only

For the years ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars)

	2010	2009	2008
Revenue
Net investment income	$266,315	$240,242	$(146,148)
Net realized and unrealized losses on investments	(10,421)	—	—

Expenses
Interest expense	945	2,041	3,029
General and administrative expenses	(47,386)	(8,014)	26,141

Net Income (Loss)	$302,335	$246,215	$(175,318)

See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant

Statement of Cash Flows—Parent Company only

For the years ended December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars)

	2010	2009	2008
Operating activities:
Net income (loss)	$302,335	$246,215	$(175,318)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned stock based compensation	27,467	20,907	20,248
Other assets	13	(151)	(39)
Accounts payable and accrued expenses	6,592	407	(1,230)
Due to (from) affiliated companies	134,165	150,423	(111,133)
Equity in net earnings of subsidiaries	(266,421)	(240,144)	146,434
Negative goodwill gain	(95,788)	—	—

Net cash provided by (used in) operating activities	108,363	177,657	(121,038)

Investing activities:
Investments in subsidiaries	—	(20,199)	(6,039)
Dividends received	350,000	52,500	150,000
Return of capital	125,000	—	—

Net cash provided by investing activities	475,000	32,301	143,961

Financing activities:
Net proceeds from issuance of common shares	1,478	2,393	6,818
Repurchase of common shares	(207,764)	(34,321)	(109,839)
(Repayment of) proceeds from bank loan	—	(150,000)	100,000
Dividends paid	(349,495)	(21,722)	(20,414)

Net cash used in financing activities	(555,781)	(203,650)	(23,435)
Increase (decrease) in cash and cash equivalents	27,582	6,308	(512)
Cash and cash equivalents, beginning of year	23,164	16,856	17,368

Cash and cash equivalents, end of year	$50,746	$23,164	$16,856

See accompanying report of independent registered public accounting firm

SCHEDULE III

ALTERRA CAPITAL HOLDINGS LIMITED

Supplementary Insurance Information

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2010
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Insurance	$(7,809)	$1,305,801	$153,837	$218,593	$25,134	$128,823	$3,381	$199,512	$28,615
Reinsurance	76,937	2,041,566	522,540	627,616	60,072	347,816	131,114	444,922	67,769
U.S. Specialty	18,698	261,334	145,285	186,732	5,233	118,337	28,444	225,414	36,015
Alterra at Lloyd’s	17,525	297,433	83,825	135,010	11,554	59,865	24,164	165,185	26,794
Life & Annuity Reinsurance	6,550	1,275,580	—	4,535	49,785	65,213	361	4,535	2,964
Not allocated to segments	—	—	—	—	70,680	—	—	—	9,538

Total	$111,901	$5,181,714	$905,487	$1,172,486	$222,458	$720,054	$187,464	$1,039,568	$171,695

Year ended December 31, 2009
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Insurance	$(4,779)	$1,240,036	$182,973	$205,963	$22,875	$132,355	$(1,233)	$215,684	$24,623
Reinsurance	46,557	1,470,681	260,728	387,856	40,220	254,474	71,074	409,023	31,778
U.S. Specialty	8,031	189,126	133,245	102,102	5,987	62,812	7,501	130,382	31,229
Alterra at Lloyd’s	8,985	278,251	51,215	95,093	4,388	43,958	18,136	96,089	14,917
Life & Annuity Reinsurance	6,854	1,372,513	—	43,342	50,993	101,093	1,396	43,342	2,786
Not allocated to segments	—	—	—	—	45,278	—	—	—	11,324

Total	$65,648	$4,550,607	$628,161	$834,356	$169,741	$594,692	$96,874	$894,520	$116,657

See accompanying report of independent registered public accounting firm

Year ended December 31, 2008
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Insurance	$(4,664)	$1,073,754	$200,901	$181,955	$18,437	$142,150	$(2,810)	$191,270	$21,101
Reinsurance	35,674	1,472,428	215,626	341,791	36,069	218,749	51,328	327,088	28,548
U.S. Specialty	1,424	118,058	104,436	43,798	7,235	30,376	3,039	75,643	27,235
Alterra at Lloyd’s	9,566	273,931	53,171	4,314	542	2,470	981	4,550	2,143
Life & Annuity Reinsurance	9,337	1,366,976	—	241,652	40,058	301,526	(159)	241,652	2,917
Not allocated to segments	—	—	—	—	79,283	—	—	—	55,388

Total	$51,337	$4,305,147	$574,134	$813,510	$181,624	$695,271	$52,379	$840,203	$137,332

See accompanying report of independent registered public accounting firm

SCHEDULE IV

ALTERRA CAPITAL HOLDINGS LIMITED

Reinsurance

December 31, 2010, 2009 and 2008

(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2010	$764,746	$371,163	$645,985	$1,039,568	62%
Year ended December 31, 2009	$759,567	$480,481	$615,434	$894,520	69%
Year ended December 31, 2008	$592,565	$414,047	$661,685	$840,203	79%

See accompanying report of independent registered public accounting firm