Form 10-Q
period 2011-03-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2011-05-06
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of May 4, 2011 was 105,875,813.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,001,051	$905,606
Fixed maturities, trading, at fair value (amortized cost: 2011—$216,381; 2010—$248,829)	214,807	244,872
Fixed maturities, available for sale, at fair value (amortized cost: 2011—$5,189,543; 2010—$5,276,326)	5,290,684	5,392,643
Fixed maturities, held to maturity, at amortized cost (fair value: 2011—$1,026,302; 2010—$1,015,512)	983,207	940,104
Other investments, at fair value	357,655	378,128
Accrued interest income	69,497	75,414
Premiums receivable	809,483	588,537
Losses and benefits recoverable from reinsurers	1,053,223	956,115
Deferred acquisition costs	149,197	111,901
Prepaid reinsurance premiums	176,918	149,252
Trades pending settlement	—	32,393
Goodwill and intangible assets	58,585	59,076
Other assets	86,072	83,247

Total assets	$10,250,379	$9,917,288

LIABILITIES
Property and casualty losses	$4,185,230	$3,906,134
Life and annuity benefits	1,316,287	1,275,580
Deposit liabilities	147,424	147,612
Funds withheld from reinsurers	122,072	121,107
Unearned property and casualty premiums	1,065,160	905,487
Reinsurance balances payable	127,299	102,942
Accounts payable and accrued expenses	103,376	99,680
Trades pending settlement	19,855	—
Senior notes	440,482	440,476

Total liabilities	7,527,185	6,999,018

SHAREHOLDERS’ EQUITY
Preferred shares (par value $1.00 per share) 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common shares (par value $1.00 per share) 200,000,000 shares authorized; 105,733,610 (2010—110,963,160) shares issued and outstanding	105,734	110,963
Additional paid-in capital	1,905,144	2,026,045
Accumulated other comprehensive income	89,233	98,946
Retained earnings	623,083	682,316

Total shareholders’ equity	2,723,194	2,918,270

Total liabilities and shareholders’ equity	$10,250,379	$9,917,288

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
REVENUES
Gross premiums written	$627,848	$371,139
Reinsurance premiums ceded	(137,357)	(153,220)

Net premiums written	$490,491	$217,919

Earned premiums	$489,262	$304,997
Earned premiums ceded	(109,375)	(110,757)

Net premiums earned	379,887	194,240
Net investment income	57,766	48,390
Net realized and unrealized (losses) gains on investments	(18,818)	6,422
Total other-than-temporary impairment losses	(1,124)	(698)
Portion of loss recognized in other comprehensive income (loss), before taxes	95	278

Net impairment losses recognized in earnings	(1,029)	(420)
Other income	1,315	344

Total revenues	419,121	248,976

LOSSES AND EXPENSES
Net losses and loss expenses	304,406	124,965
Claims and policy benefits	14,710	17,659
Acquisition costs	70,608	24,244
Interest expense	8,459	4,942
Net foreign exchange gains	(878)	(2,452)
Merger and acquisition expenses	—	4,744
General and administrative expenses	71,203	36,528

Total losses and expenses	468,508	210,630

(LOSS) INCOME BEFORE TAXES	(49,387)	38,346
Income tax (benefit) expense	(2,700)	1,965

NET (LOSS) INCOME	(46,687)	36,381

Change in net unrealized gains and losses of fixed maturities, net of tax	(14,586)	34,131
Foreign currency translation adjustment	4,873	(9,740)

COMPREHENSIVE (LOSS) INCOME	$(56,400)	$60,772

Basic earnings (loss) per share	$(0.44)	$0.64

Diluted earnings (loss) per share	$(0.44)	$0.63

Weighted average common shares outstanding—basic	107,165,228	56,516,593

Weighted average common shares outstanding—diluted	107,165,228	57,383,748

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
Common shares
Balance, beginning of period	$110,963	$55,867
Issuance of common shares, net	1,034	1,630
Repurchase of shares	(6,263)	(517)

Balance, end of period	105,734	56,980

Additional paid-in capital
Balance, beginning of period	2,026,045	752,309
Issuance of common shares, net	(920)	(1,619)
Stock based compensation expense	10,902	5,147
Repurchase of shares	(130,883)	(11,371)

Balance, end of period	1,905,144	744,466

Accumulated other comprehensive income
Unrealized holdings gains (losses) on investments:
Balance, beginning of period	118,197	36,791
Holding (losses) gains on available for sale fixed maturities arising in period, net of tax	(11,993)	35,244
Net realized (gains) on available for sale securities included in net income, net of tax	(2,498)	(835)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(95)	(278)

Balance, end of period	103,611	70,922
Cumulative foreign currency translation adjustment:
Balance, beginning of period	(19,251)	(11,360)
Foreign currency translation adjustment	4,873	(9,740)

Balance, end of period	(14,378)	(21,100)

Total accumulated other comprehensive income	89,233	49,822

Retained earnings
Balance, beginning of period	682,316	731,026
Net (loss) income	(46,687)	36,381
Dividends	(12,546)	(5,559)

Balance, end of period	623,083	761,848

Total shareholders’ equity	$2,723,194	$1,613,116

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(46,687)	$36,381
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	10,902	5,147
Amortization of premium on fixed maturities	5,266	696
Accretion of deposit liabilities	1,496	1,582
Net realized and unrealized gains on investments	18,818	(6,422)
Net impairment losses recognized in earnings	1,029	420
Changes in:
Accrued interest income	6,004	5,164
Premiums receivable	(217,335)	(53,109)
Losses and benefits recoverable from reinsurers	(95,272)	(28,814)
Deferred acquisition costs	(36,853)	(7,534)
Prepaid reinsurance premiums	(27,503)	(43,777)
Other assets	(1,966)	(11,814)
Property and casualty losses	256,939	72,320
Life and annuity benefits	(11,599)	(9,700)
Funds withheld from reinsurers	965	(1,094)
Unearned property and casualty premiums	154,908	68,789
Reinsurance balances payable	24,283	22,578
Accounts payable and accrued expenses	3,514	(4,013)

Cash provided by operating activities	46,909	46,800

INVESTING ACTIVITIES
Purchases of available for sale securities	(579,728)	(422,965)
Sales of available for sale securities	423,344	132,632
Redemptions/maturities of available for sale securities	275,420	196,732
Purchases of trading securities	(7,783)	(7,058)
Sales of trading securities	24,564	—
Redemptions/maturities of trading securities	16,730	6,312
Purchases of held to maturity securities	(2,580)	(10,243)
Redemptions/maturities of held to maturity securities	8,546	10,311
Net sales of other investments	34,334	70,976

Cash provided by (used in) investing activities	192,847	(23,303)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	114	11
Repurchase of common shares	(137,146)	(11,888)
Dividends paid	(12,546)	(5,559)
Additions to deposit liabilities	283	2,006
Payments of deposit liabilities	(1,967)	(7,378)

Cash used in financing activities	(151,262)	(22,808)

Effect of exchange rate changes on foreign currency cash and cash equivalents	6,951	(12,721)
Net increase (decrease) in cash and cash equivalents	95,445	(12,032)
Cash and cash equivalents, beginning of period	905,606	702,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,001,051	$690,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid totaled $11,120 and $nil for the three months ended March 31, 2011 and 2010, respectively.
Income taxes paid totaled $79 and $nil for the three months ended March 31, 2011 and 2010, respectively.

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

Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited (formerly Max Capital Group Ltd.)
Alterra Agency	Alterra Agency Limited (formerly Harbor Point Agency Limited)
Alterra America	Alterra America Insurance Company (formerly Max America Insurance Company)
Alterra at Lloyd’s	Alterra at Lloyd’s Limited (formerly Max at Lloyd’s Ltd.)
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Capital Europe	Alterra Capital Europe Limited (formerly Max Europe Holdings Limited)
Alterra Capital UK	Alterra Capital UK Limited (formerly Max UK Holdings Ltd.)
Alterra Diversified	Alterra Diversified Strategies Limited (formerly Max Diversified Strategies Ltd.)
Alterra E&S	Alterra Excess & Surplus Insurance Company (formerly Max Specialty Insurance Company)
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Insurance	Alterra Insurance Limited (formerly Max Bermuda Ltd.)
Alterra Insurance Europe	Alterra Europe plc (formerly Alterra Insurance Europe Limited and Max Insurance Europe Limited)
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited (formerly Max Managers Ltd.)
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe plc (formerly Alterra Reinsurance Europe Limited and Max Re Europe Limited)
Alterra Re UK	Alterra Re UK (formerly Harbor Point Re UK)
Alterra Re USA	Alterra Reinsurance USA Inc. (formerly Harbor Point Reinsurance U.S., Inc.)
Alterra USA	Alterra USA Holdings Limited (formerly Max USA Holdings Ltd.)

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s non-Lloyd’s European operations are conducted from Dublin, Ireland through Alterra Capital Europe and its two wholly-owned operating subsidiaries, Alterra Re Europe and Alterra Insurance Europe. In addition, Alterra Re Europe operates a branch, Alterra Re UK, in the United Kingdom.

The Company’s Lloyd’s operations are conducted by Alterra Capital UK, which, through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra Capital UK’s operations are based primarily in London, England. The Company’s proportionate share of Syndicates 1400, 2525 and 2526, are 100%, approximately 2% and approximately 22%, respectively.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2010-06, Fair Value Measurements and Disclosures (820) – Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has reflected the disclosure requirements, which did not have a material impact on the interim consolidated financial statements.

ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has reflected the disclosure requirements, which did not have a material impact on the interim consolidated financial statements.

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in FASB guidance. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. SEGMENT INFORMATION

The Company monitors the performance of its underwriting operations in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance.

Insurance Segment

The Company’s insurance segment offers property and casualty excess of loss insurance from its offices in Bermuda, Dublin and the United States primarily to Fortune 1000 companies. Principal lines of business include professional liability, excess liability, aviation and property.

Effective January 1, 2011, the Company redefined two of its operating and reporting segments based on changes to its internal reporting structure. Insurance business underwritten by Alterra Insurance USA, which was previously reported within the U.S. specialty segment, has been reclassified to the insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is the Company’s principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect this reclassification between segments.

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

U.S. Specialty Segment

The Company’s U.S. specialty segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium sized companies. Principal lines of business include general liability, inland and ocean marine, professional liability and property.

Effective January 1, 2011, the Company redefined two of its operating and reporting segments based on changes to its internal reporting structure. Insurance business underwritten by Alterra Insurance USA, which was previously reported within the U.S. specialty segment, has been reclassified to the insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is the Company’s principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect this reclassification between segments.

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London and Copenhagen, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of Alterra at Lloyd’s, the managing agent for Syndicate 1400. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

Life and Annuity Reinsurance Segment

The Company’s life and annuity reinsurance segment operates out of Bermuda and offers reinsurance products focusing on blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. The Company has determined not to write any new life and annuity contracts in the foreseeable future.

Corporate

The Company also has a corporate function that includes the Company’s investment and financing activities.

Invested assets are managed on an aggregated basis, and investment income and realized and unrealized gains on investments are not allocated to the property and casualty segments. Because of the longer duration of liabilities on life and annuity reinsurance business, investment returns are important in evaluating the profitability of this segment and, therefore, the Company allocates investment returns from the consolidated portfolio to the life and annuity reinsurance segment. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life and annuity reinsurance segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

Management monitors the performance of all of its segments other than life and annuity reinsurance on the basis of underwriting income, loss ratio, acquisition ratio, general and administrative expense ratio and combined ratio. Management monitors the

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

performance of its life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned, allocated net investment income, realized and unrealized gains on investments, expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

A summary of operations by segment for the three months ended March 31, 2011 and 2010 follows:

(Expressed in thousands of U.S. Dollars)

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2011
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$71,272	$375,020	$70,388	$110,733	$627,413	$435	$—	$627,848
Reinsurance premiums ceded	(43,246)	(37,317)	(33,595)	(23,179)	(137,337)	(20)	—	(137,357)

Net premiums written	$28,026	$337,703	$36,793	$87,554	$490,076	$415	$—	$490,491

Earned premiums	$98,944	$249,901	$73,177	$66,805	$488,827	$435	$—	$489,262
Earned premiums ceded	(44,730)	(20,195)	(23,850)	(20,580)	(109,355)	(20)	—	(109,375)

Net premiums earned	54,214	229,706	49,327	46,225	379,472	415	—	379,887
Net losses and loss expenses	(34,664)	(186,885)	(31,375)	(51,482)	(304,406)	—	—	(304,406)
Claims and policy benefits	—	—	—	—	—	(14,710)	—	(14,710)
Acquisition costs	(184)	(49,143)	(8,066)	(13,056)	(70,449)	(159)	—	(70,608)
General and administrative expenses	(9,825)	(23,258)	(9,397)	(9,723)	(52,203)	(177)	—	(52,380)
Other income	812	—	—	215	1,027	—	—	1,027

Underwriting income (loss)	$10,353	$(29,580)	$489	$(27,821)	$(46,559)	n/a	—	n/a
Net investment income						12,343	45,423	57,766
Net realized and unrealized gains (losses) on investments						2,807	(21,625)	(18,818)
Net impairment losses recognized in earnings							(1,029)	(1,029)
Corporate other income							288	288
Interest expense							(8,459)	(8,459)
Net foreign exchange gains							878	878
Corporate general and administrative expenses							(18,823)	(18,823)

Income (loss) before taxes						$519	$(3,347)	$(49,387)

Loss ratio (b)	63.9%	81.4%	63.6%	111.4%	80.2%
Combined ratio (c)	82.4%	112.9%	99.0%	160.7%	112.5%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$69,406	154,851	$73,902	$72,117	$370,276	$863	$—	$371,139
Reinsurance premiums ceded	(39,651)	(45,351)	(48,152)	(19,959)	(153,113)	(107)	—	(153,220)

Net premiums written	$29,755	109,500	$25,750	$52,158	$217,163	$756	$—	$217,919

Earned premiums	$101,746	$95,743	$69,185	$37,460	$304,134	$863	$—	$304,997
Earned premiums ceded	(48,830)	(15,958)	(38,393)	(7,469)	(110,650)	(107)	—	(110,757)

Net premiums earned	52,916	79,785	30,792	29,991	193,484	756	—	194,240
Net losses and loss expenses	(39,446)	(50,065)	(19,196)	(16,258)	(124,965)	—	—	(124,965)
Claims and policy benefits	—	—	—	—	—	(17,659)	—	(17,659)
Acquisition costs	317	(14,966)	(3,682)	(5,767)	(24,098)	(146)	—	(24,244)
General and administrative expenses	(6,847)	(8,959)	(7,522)	(2,713)	(26,041)	(657)	—	(26,698)
Other income	(6)	—	—	178	172	(28)	—	144

Underwriting income	$6,934	$5,795	$392	$5,431	$18,552	n/a	—	n/a
Net investment income						13,099	35,291	48,390
Net realized and unrealized gains on investments						5,916	506	6,422
Net impairment losses recognized in earnings							(420)	(420)
Corporate other income							200	200
Interest expense							(4,942)	(4,942)
Net foreign exchange gains							2,452	2,452
Merger and acquisition expenses							(4,744)	(4,744)
Corporate general and administrative expenses							(9,830)	(9,830)

Income before taxes						$1,281	$18,513	$38,346

Loss ratio (b)	74.5%	62.7%	62.3%	54.2%	64.6%
Combined ratio (c)	86.9%	92.7%	98.7%	82.5%	90.5%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2011 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$389,640	$179,923	$57,850	$627,413
Reinsurance ceded	(91,987)	(38,653)	(6,697)	(137,337)

	$297,653	$141,270	$51,153	$490,076

Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2010 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$267,880	$82,129	$20,267	$370,276
Reinsurance ceded	(128,479)	(22,086)	(2,548)	(153,113)

	$139,401	$60,043	$17,719	$217,163

The largest client in each of the three months ended March 31, 2011 and 2010 accounted for 6.1% and 8.1% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the three months ended March 31, 2011 and 2010 were from North America.

There were no new life and annuity transactions written in the three months ended March 31, 2011 and 2010.

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

Each outstanding Class A voting common share of Harbor Point was converted into Alterra common shares at a fixed exchange ratio of 3.7769 and cash in lieu of fractional shares. The aggregate purchase price consideration was $1,481.8 million for the tangible net assets acquired of $1,565.4 million and intangible assets of $12.2 million. The negative goodwill gain recognized was $95.8 million. For a period of time prior to the Amalgamation, Alterra common shares traded in the market at a discount to book value. This discount, together with the fixed share exchange ratio, were the principal factors responsible for the negative goodwill gain.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The net loss reserves acquired include an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of income and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. As of March 31, 2011, the unamortized balance of this fair value adjustment was $70.5 million.

The net unearned premiums acquired include a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of income and comprehensive income over the next two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. As of March 31, 2011, the unamortized balance of this fair value adjustment was $44.9 million.

Supplemental Pro Forma Information

Operating results of Harbor Point have been included in the consolidated financial statements from the May 12, 2010 date of the Amalgamation. The following selected unaudited pro forma financial information for the three months ended March 31, 2010 is provided, for informational purposes only, to present a summary of the combined results of the Company and Harbor Point assuming the Amalgamation occurred on January 1, 2010. The unaudited pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of the period presented, nor is it necessarily indicative of future results.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Expressed in thousands of U.S dollars, except per share amounts)	Three Months Ended March 31, 2010
Gross premiums written	$676,905
Net premiums earned	338,332
Total revenue	416,255
Net income	76,776
Basic earnings per share	$0.65
Diluted earnings per share	$0.64

5. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of March 31, 2011 and December 31, 2010 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
March 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$800,375	$11,067	$(7,681)	$—	$803,761
Non-U.S. governments	112,633	2,266	(2,866)	—	112,033
Corporate securities	2,479,626	71,052	(11,050)	—	2,539,628
Municipal securities	196,996	2,250	(3,219)	—	196,027
Asset-backed securities	119,669	909	(8,109)	—	112,469
Residential mortgage-backed securities (1)	1,155,538	30,048	(7,622)	(2,191)	1,175,773
Commercial mortgage-backed securities	324,706	27,888	(1,601)	—	350,993

	$5,189,543	$145,480	$(42,148)	$(2,191)	$5,290,684

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$903,197	$14,550	$(6,648)	$—	$911,099
Non-U.S. governments	76,178	3,756	(823)	—	79,111
Corporate securities	2,525,651	74,459	(9,572)	—	2,590,538
Municipal securities	237,772	3,319	(3,077)	—	238,014
Asset-backed securities	92,713	528	(8,914)	(23)	84,304
Residential mortgage-backed securities (1)	1,137,934	31,451	(5,784)	(2,140)	1,161,461
Commercial mortgage-backed securities	302,881	27,667	(2,432)	—	328,116

	$5,276,326	$155,730	$(37,250)	$(2,163)	$5,392,643

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,082,172 (December 31, 2010—$1,064,570).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,885,933	35.6	$1,975,669	36.6
AAA	1,018,792	19.3	1,010,313	18.7
AA	609,720	11.5	615,518	11.4
A	1,273,469	24.1	1,303,425	24.2
BBB	248,544	4.7	226,232	4.2
BB	31,979	0.6	32,021	0.6
B	120,738	2.3	138,703	2.6
CCC or lower	49,249	0.9	44,897	0.8
Not rated	52,260	1.0	45,865	0.9

	$5,290,684	100.0	$5,392,643	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,082,172 (December 31, 2010—$1,064,570).

The maturity distribution for available for sale fixed maturities held as of March 31, 2011 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$447,652	$452,418
After one year through five years	2,018,001	2,060,513
After five years through ten years	722,003	734,873
More than ten years	401,974	403,645

	3,589,630	3,651,449
Asset-backed securities	119,669	112,469
Mortgage-backed securities	1,480,244	1,526,766

	$5,189,543	$5,290,684

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities – Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of March 31, 2011 and December 31, 2010 were:

March 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,690	$270	$—	$29,960
Non-U.S. governments	570,559	23,836	—	594,395
Corporate securities	381,958	18,991	—	400,949
Asset-backed securities	1,000	—	(2)	998

	$983,207	$43,097	$(2)	$1,026,302

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,687	$513	$—	$30,200
Non-U.S. governments	538,274	48,779	—	587,053
Corporate securities	371,143	26,118	—	397,261
Asset-backed securities	1,000	—	(2)	998

	$940,104	$75,410	$(2)	$1,015,512

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of March 31, 2011 and December 31, 2010.

March 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,690	3.0	$29,960	2.9
AAA	682,948	69.5	712,759	69.5
AA	117,084	11.9	120,298	11.7
A	139,118	14.1	146,744	14.3
BBB	14,367	1.5	16,541	1.6

	$983,207	100.0	$1,026,302	100.0

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,687	3.2	$30,200	3.0
AAA	641,437	68.2	699,598	68.9
AA	113,140	12.0	118,276	11.6
A	141,683	15.1	151,127	14.9
BBB	12,744	1.4	14,764	1.5
Not rated	1,413	0.1	1,547	0.1

	$940,104	100.0	$1,015,512	100.0

The maturity distribution for held to maturity fixed maturities held as of March 31, 2011 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$44,534	$45,047
After one year through five years	135,978	138,414
After five years through ten years	136,814	143,223
More than ten years	664,881	698,620

	982,207	1,025,304
Asset-backed securities	1,000	998

	$983,207	$1,026,302

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2011	2010
Interest earned on investments and cash and cash equivalents	$65,026	$46,651
Interest earned on funds withheld	130	3,777
Amortization of premium on fixed maturities	(5,266)	(696)
Investment expenses	(2,124)	(1,342)

	$57,766	$48,390

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2011	2010
Gross realized gains on available for sale securities	$4,262	$2,720
Gross realized losses on available for sale securities	(893)	(1,882)
Net realized and unrealized losses on trading securities	(1,827)	(182)
Change in fair value of other investments	(20,360)	5,766

Net realized and unrealized (losses) gains on investments	$(18,818)	$6,422

Net other-than-temporary impairment losses recognized in earnings	$(1,029)	$(420)

(Decrease) increase in net unrealized gains on available for sale fixed maturities, before tax	$(15,176)	$34,418

Included in net realized and unrealized gains (losses) on trading securities were $0.4 million of net realized losses recognized on trading securities sold during the three months ended March 31, 2011 ($0.2 million in the three months ended March 31, 2010).

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

The Company recorded $1.0 million of OTTI in earnings for the three months ended March 31, 2011, all of which related to estimated credit losses ($0.4 million in the three months ended March 31, 2010, all of which related to estimated credit losses).

The following methodology and significant inputs were used to determine the estimated credit losses on residential mortgage-backed securities ($1.0 million credit loss recognized) during the three months ended March 31, 2011:

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of March 31, 2011 and as of December 31, 2010, were:

March 31, 2011 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$246,252	$7,681	$—	$—	$246,252	$7,681
Non-U.S. governments	56,555	2,866	—	—	56,555	2,866
Corporate securities	442,090	10,772	801	278	442,891	11,050
Municipal securities	99,132	3,219	—	—	99,132	3,219
Asset-backed securities	46,569	7,593	2,667	516	49,236	8,109
Residential mortgage-backed securities	324,548	9,813	—	—	324,548	9,813
Commercial mortgage-backed securities	86,488	1,601	—	—	86,488	1,601

	$1,301,634	$43,545	$3,468	$794	$1,305,102	$44,339

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$303,324	$6,648	$—	$—	$303,324	$6,648
Non-U.S. governments	15,687	823	—	—	15,687	823
Corporate securities	373,511	9,572	—	—	373,511	9,572
Municipal securities	83,134	3,077	—	—	83,134	3,077
Asset-backed securities	42,082	8,433	547	504	42,629	8,937
Residential mortgage-backed securities	298,301	7,924	1,333	—	299,634	7,924
Commercial mortgage-backed securities	48,861	2,432	418	—	49,279	2,432

	$1,164,900	$38,909	$2,298	$504	$1,167,198	$39,413

Of the total holding of 3,035 (as of December 31, 2010 – 2,881) available for sale securities, 703 (as of December 31, 2010 – 497) had unrealized losses as of March 31, 2011.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months ended March 31, 2011 and 2010:

(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at January 1	$3,767	$1,530
Addition for credit loss impairment recognized in the current period on securities not previously impaired	424	173
Addition for credit loss impairment recognized in the current period on securities previously impaired	605	247
Reduction for securities sold during the period	(476)	—

Ending balance at March 31	$4,320	$1,950

Other Investments

The following is a summary of other investments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Hedge funds, at fair value	$288,335	80.6	$294,257	77.8
Catastrophe bonds, at fair value	29,349	8.2	47,248	12.5
Structured deposits, at fair value	28,143	7.9	26,809	7.1
Equity method investments	5,105	1.4	5,458	1.4
Derivatives, at fair value	6,723	1.9	4,356	1.2

	$357,655	100.0	$378,128	100.0

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Hedge Funds

The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of March 31, 2011 and December 31, 2010 was:

	March 31, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$34,637	12.0	$35,815	12.2
Diversified arbitrage	27,092	9.4	27,892	9.5
Emerging markets	10,614	3.7	13,044	4.4
Event-driven arbitrage	27,585	9.6	30,175	10.2
Fund of funds	43,842	15.2	42,849	14.6
Global macro	50,011	17.3	49,700	16.9
Long/short credit	10,219	3.5	10,037	3.4
Long/short equity	82,615	28.7	82,065	27.9
Opportunistic	1,720	0.6	2,680	0.9

Total hedge fund portfolio	$288,335	100.0	$294,257	100.0

Redemptions receivable of $3.9 million and $38.1 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of March 31, 2011, and December 31, 2010, respectively.

As of March 31, 2011, the hedge fund portfolio employed nine strategies invested in 30 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date.

Of the Company’s March 31, 2011 outstanding redemptions receivable of $3.9 million, none of which is gated, $3.4 million was received in cash prior to May 4, 2011. The fair value of the Company’s holdings in funds with gates imposed as of March 31, 2011 was $27.7 million (December 31, 2010—$30.2 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of March 31, 2011, the fair value of hedge funds held in side-pockets was $54.3 million (December 31, 2010—$61.6 million).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Details regarding the redemption of the hedge fund portfolio as of March 31, 2011 was as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$34,637	$16,798	$17,839	Biannually (3)	180 days
Diversified arbitrage	27,092	27,092	—
Emerging markets	10,614	10,614	—
Event-driven arbitrage	27,585	17,356	10,229	Quarterly	60 days
Fund of funds	43,842	—	43,842	(4)	45-370 days
Global macro	50,011	2,275	47,736	Monthly - Quarterly	3-60 days
Long/short credit	10,219	—	10,219	Quarterly	56 days
Long/short equity	82,615	6,163	76,452	Monthly - Annually (5)	30-90 days
Opportunistic	1,720	1,720	—

Total hedge funds	$288,335	$82,018	$206,317

(1)	For those investments that are restricted by gates or are invested in side pockets, the Company cannot reasonably estimate as of March 31, 2011 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7.4 million is September 30, 2011, and for the remaining $10.4 million is December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $32.1 million as of March 31, 2011.
(5)	The next available redemption date for investments totaling $12.8 million is December 31, 2011.

Details regarding the redemption of the hedge fund portfolio as of December 31, 2010 was as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$35,815	$18,663	$17,152	Biannually (3)	180 days
Diversified arbitrage	27,892	27,892	—
Emerging markets	13,044	13,044	—
Event-driven arbitrage	30,175	20,122	10,053	Quarterly	60 days
Fund of funds	42,849	—	42,849	(4)	45-370 days
Global macro	49,700	2,344	47,356	Monthly - Quarterly	3-90 days
Long/short credit	10,037	—	10,037	Quarterly	56 days
Long/short equity	82,065	7,044	75,021	Monthly - Annually	30-90 days
Opportunistic	2,680	2,680	—

Total hedge funds	$294,257	$91,789	$202,468

(1)	For those investments that are restricted by gates or are invested in side pockets, the Company cannot reasonably estimate as of December 31, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7.2 million is September 30, 2011, and for the remaining $10.0 million is December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $31.4 million as of December 31, 2010.

As of March 31, 2011, the Company had one unfunded commitment of $9.5 million related to its hedge fund portfolio (December 31, 2010—$nil).

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of March 31, 2011, the estimated fair value of the Company’s investment in catastrophe bonds was $29.3 million (December 31, 2010—$47.2 million). The Company receives quarterly interest payments on the catastrophe bonds based on variable interest rates ranging from 3.7% to 14.3% as of March 31, 2011. For the three months ended March 31, 2011 and 2010, the Company recorded $0.9

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

million and $nil, respectively, of net investment income from catastrophe bonds. The catastrophe bonds are scheduled to mature at various dates between May 24, 2011 and March 13, 2015. The redemption value of the bonds will adjust based on the occurrence of covered events, such as windstorms and earthquakes, across a number of geographic regions, including Japan, Europe, Mexico and the United States.

For the three months ended March 31, 2011, the Company recorded a $25.4 million decrease in the estimated fair value of the catastrophe bonds, including a $25.0 million loss on one catastrophe bond with exposure to the earthquake in Japan, whose estimated redemption value is $nil. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income.

Structured Deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of March 31, 2011, the estimated fair value of the deposit was $28.1 million (December 31, 2010—$26.8 million) and $1.3 million was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of income and comprehensive income for the three months ended March 31, 2011.

Derivatives

The Company holds convertible bond securities within its available for sale fixed maturity portfolio and uses various other derivative instruments, including interest rate swaps, swaptions, currency forwards, futures, futures call and put options, to adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio.

Restricted Assets

The total restricted assets as of March 31, 2011 and December 31, 2010 are as follows:

(Expressed in thousands of U.S. Dollars)	March 31, 2011	December 31, 2010
Restricted assets included in cash and cash equivalents	$298,652	$343,912
Restricted assets included in fixed maturities, at fair value	3,708,651	3,901,362
Restricted assets included in other investments	164,998	164,008

Total	$4,172,301	$4,409,282

As of March 31, 2011 and December 31, 2010, $2,836.8 million and $3,155.5 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of March 31, 2011 and December 31, 2010, $1,170.5 million and $1,253.8 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. As a result, a Level 3 fair value measurement may include inputs that are observable (Level 1 and 2) and unobservable (Level 3).

The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information.

At March 31, 2011, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.

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

•

Derivatives consist of convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The fair value of the equity call options is determined using an option adjusted spread model,

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the significant inputs for which include equity prices, interest rates, volatility rates, and benchmark yields. The other derivative instruments are priced based on quoted market prices for similar securities. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

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

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at March 31, 2011, the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of March 31, 2011, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value and not use the permitted practical expedient on an investment by investment basis. These adjustments may involve significant management judgment.

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2.5 million was made to the net asset value reported by the fund manager as of March 31, 2011 (December 31, 2010—$3.2 million) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2011.

March 31, 2011 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$328,105	$500,931	$—	$829,036
Non-U.S. governments	—	176,497	—	176,497
Corporate securities	—	2,654,351	—	2,654,351
Municipal securities	—	196,027	—	196,027
Asset-backed securities	—	114,729	—	114,729
Residential mortgage-backed securities	—	1,178,989	—	1,178,989
Commercial mortgage-backed securities	—	355,862	—	355,862

Total fixed maturities	328,105	5,177,386	—	5,505,491
Hedge funds	—	174,169	114,166	288,335
Structured deposit	—	28,143	—	28,143
Catastrophe bonds	—	29,349	—	29,349
Derivative assets	—	6,723	—	6,723

Other investments	—	238,384	114,166	352,550

	$328,105	$5,415,770	$114,166	$5,858,041

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$389,766	$605,780	$—	$995,546
Non-U.S. governments	—	79,111	—	79,111
Corporate securities	—	2,735,366	—	2,735,366
Municipal securities	—	238,014	—	238,014
Asset-backed securities	—	86,937	—	86,937
Residential mortgage-backed securities	—	1,168,389	—	1,168,389
Commercial mortgage-backed securities	—	334,152	—	334,152

Total fixed maturities	389,766	5,247,749	—	5,637,515
Hedge funds	—	171,017	123,240	294,257
Structured deposits	—	26,809	—	26,809
Catastrophe bonds	—	47,248	—	47,248
Derivative assets	—	4,356	—	4,356

Other investments	—	249,430	123,240	372,670

	$389,766	$5,497,179	$123,240	$6,010,185

The other investments above do not include investments accounted for using the equity method of $5.1 million and $5.5 million as of March 31, 2011 and December 31, 2010, respectively, in which the Company is deemed to have significant influence.

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended March 31, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Other Investments
(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at January 1	$123,240	$176,929
Total gains or losses (realized/unrealized)
Included in net income	395	2,692
Included in other comprehensive income	—	—
Purchases	910	2,835
Settlements	(10,379)	(17,761)
Transfers in and/or out of Level 3	—	(29,012)

Ending balance at March 31	$114,166	$135,683

The amount of total gains for the three months ended March 31, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31	$395	$2,692

Transfers out of Level 3 for the three months ended March 31, 2011 and 2010 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of March 31, 2011, the Company held $95.1 million (December 31, 2010—$74.1 million) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 6. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the three months ended March 31, 2011. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. The Company has also entered into various foreign exchange derivatives as part of an opportunistic investment mandate granted to one of the Company’s investment managers.

The fair values of derivative instruments as of March 31, 2011 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$6,308	$—
Interest rate-linked derivatives	208	—
Foreign exchange forward contracts	207	—

Total derivatives	$6,723	$—

The fair values of derivative instruments as of December 31, 2010 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$5,273	$—
Interest rate-linked derivatives	—	(1,383)
Foreign exchange forward contracts	466	—

Total derivatives	$5,739	$(1,383)

The derivative assets and liabilities are included within other investments in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

The impact of derivative instruments on the consolidated statement of income and comprehensive income for the three months ended March 31, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2011 Amount of Gain or (Loss) Recognized in Income on Derivative	2010 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$904	$(1,522)
Interest rate-linked derivatives	(137)	—
Foreign exchange forward contracts	(93)	—

Total derivatives	$674	$(1,522)

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of March 31, 2011 was $90.6 million.

The fair value of the 6.25% senior notes and 7.20% senior notes was $353.3 million and $91.7 million, respectively, as of March 31, 2011, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with the senior notes was $7.1 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

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

The Company records income taxes during the period on the estimated effective annual rates for the year ending December 31, 2011 and the year ended December 31, 2010. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

The Board of Directors of the Company declared the following dividends during 2011 and 2010:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2011, the Company repurchased 6,263,048 common shares at an average price of $21.90 per common share for a total amount of $137.1 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the three months ended March 31, 2011, 6,186,150 common shares were repurchased under the Board-approved share repurchase authorization, including 2,273,050 common shares acquired pursuant to a privately negotiated stock purchase agreement. As of March 31, 2011, the remaining authorization under the Company’s previously authorized share repurchase program was $192.2 million.

11. EARNINGS PER SHARE

Basic earnings per share is based on weighted average common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating awards and are included in the computation of basic earnings per share. Non-participating unvested share-based compensation awards are excluded from the computation of basic earnings per share. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of dilutive stock warrants and options.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2011	2010
Basic earnings per share:
Net (loss) income	$(46,687)	$36,381
Weighted average common shares outstanding—basic	107,165,228	56,516,593

Basic earnings (loss) per share	$(0.44)	$0.64

Diluted earnings per share:
Net (loss) income	$(46,687)	$36,381

Weighted average common shares outstanding—basic	107,165,228	56,516,593
Conversion of warrants	—	632,465
Conversion of options	—	234,690
Conversion of employee stock purchase plan	—	—
Non participating restricted shares	—	—

Weighted average common shares outstanding—diluted	107,165,228	57,383,748

Diluted earnings (loss) per share	$(0.44)	$0.63

Due to the net loss incurred in the three months ended March 31, 2011, all warrants and options were anti-dilutive. For the three months ended March 31, 2010, the impact of the conversion of options of 1,115,356 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of income and comprehensive income related to these agreements:

(Expressed in thousands of U.S. Dollars)	As of March 31, 2011	As of December 31, 2010
Balance Sheet
Unearned property and casualty premiums	$16,710	20,377
Premiums receivable	6,480	10,086
Losses and benefits recoverable from reinsurers	11,147	11,326
Property and casualty losses	289,800	299,610
Funds withheld from reinsurers	1,888	1,908

(Expressed in thousands of U.S. Dollars)	Three Months Ended March 31, 2011
Income Statement
Gross premiums written	$1,241
Earned premiums	4,908
Net losses and loss expenses	1,476
Acquisition costs	1,272

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

The accompanying consolidated balance sheets and consolidated statements of income and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of March 31, 2011	As of December 31, 2010
Balance Sheet
Losses and benefits recoverable from reinsurers	$48,250	$48,922
Deposit liabilities	13,105	12,877
Funds withheld from reinsurers	85,188	85,991
Reinsurance balance payable	201	(236)

	Three Months Ended
(Expressed in thousands of U.S. Dollars)	March 31, 2011	March 31, 2010
Income Statement
Reinsurance premiums ceded	$20	$(493)
Earned premiums ceded	20	(493)
Other income	25	200
Claims and policy benefits	(356)	(532)
Interest expense (benefit)	289	1,491

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”), a Bermuda domiciled company. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of March 31, 2011, $1.7 million (December 31, 2010—$0.9 million) was included in premiums receivable and $5.5 million (December 31, 2010—$6.5 million) in losses and benefits recoverable from reinsurers related to this agreement.

Hedge Fund Managers

Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of Alterra’s significant shareholders, received aggregate management and incentive fees of $0.1 million and $0.1 million, respectively, in respect of Alterra Diversified’s assets invested in an underlying fund managed by Moore Capital for the three months ended March 31, 2011 and 2010.

Investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains (losses) on investments in the consolidated statements of income and comprehensive income.

The Company believes that the terms of its related party transactions are comparable to terms that the Company would expect to negotiate in similar transactions with unrelated parties.

13. COMMITMENTS AND CONTINGENCIES

Credit Facilities

On June 12, 2007, Harbor Point entered into an $850.0 million five-year senior credit facility (the “$850.0 million Credit Facility”) with Bank of America and various other financial institutions. The $850.0 million Credit Facility allows Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA to request the issuance of secured letters of credit and unsecured letters of credit up to $600.0 million and $250.0 million, respectively. Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA may also request unsecured loans from the $250.0 million tranche for general corporate purposes. In addition, there is a $50.0 million sublimit for the issuance of secured letters of credit for Alterra Holdings investment affiliates. An increase in the secured sublimit of the credit facility of up to $150.0 million may be requested, subject to there being sufficient participation by the syndicate of participating banks.

On August 7, 2007, Alterra Bermuda entered into a $600.0 million five-year senior credit facility (the “$600.0 million Credit Facility”) with Bank of America and various other financial institutions. The $600.0 million Credit Facility allows Alterra Bermuda and certain of its insurance subsidiaries to request the issuance of secured letters of credit and unsecured letters of credit up to $450.0 million and $150.0 million, respectively. Alterra Bermuda or Alterra may also request unsecured loans from the $150.0 million tranche for general corporate purposes. Subject to certain conditions and at the request of Alterra Bermuda, the aggregate commitments of the lenders under the $600.0 million Credit Facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the $600.0 million Credit Facility.

On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch (“ING”). This credit facility provides up to GBP 60.0 million for the issuance of letters of credit to provide capital (“Funds at Lloyd’s” or “FAL”) to support Lloyd’s syndicate commitments of Alterra Capital UK and its subsidiaries. The facility may be terminated by ING at any time prior to December 31, 2011, subject to a four year notice requirement for any outstanding letters of credit.

In July 2009, Harbor Point entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30.0 million for the issuance of secured letters of credit in support of the operations of Alterra Re UK.

In December 2010, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 12, 2011.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of March 31, 2011 and December 31, 2010:

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
March 31, 2011	$1,525,000	GBP 90,000

December 31, 2010	$1,525,000	GBP 90,000

Letters of credit issued and outstanding as of:
March 31, 2011	$900,216	GBP 68,723

December 31, 2010	$908,025	GBP 70,107

Cash and fixed maturities at fair value pledged as collateral as of:
March 31, 2011	$1,014,696	GBP 97,177

December 31, 2010	$1,103,742	GBP 96,112

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of March 31, 2011.

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

Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a stock incentive plan approved by the shareholders in June 2000, and amended in each of May 2002 and April 2005 (the “2000 Plan”). Effective upon the adoption of the 2008 Plan, unused shares from the 2000 Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option awards or reload obligations pursuant to grants originally made under the 2000 Plan.

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

Warrants

Prior to the Amalgamation, the Company issued warrants to purchase the Company’s common shares to certain investors and employees of Max. The remaining outstanding warrants may be exercised at any time up to their expiration dates, which range from May 22, 2011 to August 17, 2011. Warrants were issued with exercise prices approximating the fair value of the Company’s common shares on the date of issuance.

In conjunction with the Amalgamation, certain terms of the warrant agreements held by non-employees were modified. These modifications include an anti-dilution provision which, in the event of certain specified events including payment of cash dividends,

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:

Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2010	10,477,468	10,477,468	$19.66	$7.00	$13.88-$26.48
Additional warrants issued as a result of dividends declared	55,468	55,468	$19.38	$7.06	$13.80-$19.53

Balance, March 31, 2011	10,532,936	10,532,936	$19.55	$7.00	$13.80-$26.48

On February 8, 2011, the Company declared a dividend of $0.12 per share. This dividend resulted in a reduction in the weighted average exercise price of $0.11 and an increase in the number of warrants outstanding by 55,468. A deferred dividend liability of $2.9 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. No warrants were exercised during the three months ended March 31, 2011.

Stock Option Awards

Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. No options were granted during the three months ended March 31, 2011 or 2010.

The Company recognized $0.2 million and $0.2 million of stock-based compensation expense related to stock option awards for the three months ended March 31, 2011 and 2010, respectively. The Company did not capitalize any cost of stock-based option award compensation. As of March 31, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $0.1 million, which is expected to be recognized over a weighted average period of 1.2 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.1 million.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,343,659	1,343,659	$21.49	$6.27	$8.45-33.76
Options granted	—
Options exercised	(10,000)		$13.50	$5.78	$13.50
Options forfeited	(30,794)		$23.12	$1.57	$21.70-29.76

Balance, March 31, 2011	1,302,865	1,302,865	$21.51	$6.35	$8.45-33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,999,819	108,333	54,167	$15.75	$6.01	$15.75
Restricted stock granted	(575,299)
Restricted stock forfeited	2,720
Restricted stock units granted	(79,208)

Balance, March 31, 2011	1,348,032	108,333	54,167	$15.75	$6.01	$15.75

A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,437,493	2,168,857	1,736,950	$26.64	$5.20	$26.48-30.82
Restricted stock granted	(451,544)
Options forfeited	30,215	(30,215)	(30,215)	$26.48	$5.19	$26.48

Balance, March 31, 2011	1,016,164	2,138,642	2,070,426	$26.64	$5.20	$26.48-30.82

Restricted Stock Awards

Restricted stock and restricted stock units (“RSUs”) issued under the Plans have terms set by the Committee. These shares and RSUs contain certain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. The fair value of the shares and RSUs is charged to income over the vesting period. Generally, restricted stock and RSU awards vest between three and five years after the date of grant. The Company has also issued restricted shares and restricted share units with vesting terms that include a performance condition related to growth in tangible book value per share over a five year period.

Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $10.7 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company’s unvested restricted stock awards as of December 31, 2010 and changes during the three months ended March 31, 2011 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2010	3,357,982	$22.52	197,988	$22.81
Awards granted	1,026,843	$21.45	79,208	$21.45
Awards vested	(457,572)	$24.48	—	$—
Awards forfeited	(2,720)	$23.97	—	$—

Balance, March 31, 2011	3,924,533	$22.01	277,196	$22.42

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during consecutive subscription periods (the “Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

15. SUBSEQUENT EVENTS

On April 5, 2011, Alterra Holdings entered into a subscription agreement to purchase up to 510,205 shares of New Point IV Limited (“New Point IV”) at a purchase price of $100 per share. Affiliates of Stone Point Capital LLC also entered into the subscription agreement to purchase up to 510,205 shares of New Point IV at a purchase price of $100 per share. New Point IV owns all of the shares of New Point Re IV Limited (“New Point Re IV”), a Bermuda domiciled reinsurance company managed by Alterra Agency. Each of Alterra Holdings and affiliates of Stone Point have committed up to $100.0 million to capitalize New Point IV to create additional capacity for the property catastrophe collateralized retrocessional marketplace. New Point Re IV commenced underwriting on May 1, 2011.

Alterra Agency will be the underwriting manager of New Point Re IV pursuant to an underwriting services Agreement (the “Underwriting Services Agreement”) that became effective on May 1, 2011 and to continue until the first anniversary of the effective date. The Agreement may be extended for an additional year, subject to certain conditions. Under the terms of the Underwriting Services Agreement, Alterra Agency receives a service fee based on gross premiums written by New Point Re IV, a performance fee based on adjusted net income of New Point Re IV and an administrative fee.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and our financial condition as of March 31, 2011. We completed the Amalgamation of Alterra Holdings and Harbor Point on May 12, 2010 and the results of operations of Alterra Holdings (as the amalgamated entity) have been included in our consolidated results only from that date. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, for the year ended December 31, 2010.

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

Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and you should not place undue reliance on any such statements. These factors include, but are not limited to, the following:

•	the adequacy of loss and benefit reserves and the need to adjust such reserves as claims develop over time;

•	the failure of any of the loss limitation methods employed;

•	the effect of cyclical trends, including with respect to demand and pricing in the insurance and reinsurance markets;

•	changes in general economic conditions, including changes in capital and credit markets;

•	any lowering or loss of financial ratings;

•	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding expectations;

•	actions by competitors, including consolidation;

•	the effects of emerging claims and coverage issues;

•	the loss of business provided to Alterra by its major brokers;

•	the effect on Alterra’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	tax and regulatory changes and conditions;

•	retention of key personnel; and

•	the integration of new business ventures Alterra may enter into, as well as management’s response to any of the aforementioned factors.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in our most recent Annual Report on Form 10-K and other documents on file with the Securities and Exchange Commission. Any forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We have $2,723.2 million in consolidated shareholders’ equity as of March 31, 2011. In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 and long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

In Europe, we conduct our non-Lloyd’s operations from Dublin, Ireland through Alterra Insurance Europe and Alterra Re Europe. In addition, until December 31, 2010, Alterra Bermuda operated a branch in the United Kingdom. Effective January 1, 2011, we commenced underwriting this business through Alterra Re UK, a branch of Alterra Re Europe. Our Lloyd’s operations are conducted by Alterra Capital UK, which, through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra Capital UK’s operations are based primarily in London, England. As of March 31, 2011, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2% and approximately 22%, respectively.

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

In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status, through Alterra Re Europe using a representative office in Bogota, Colombia and in Buenos Aires, Argentina using a local subsidiary.

We employ personnel and hold assets within our global service companies incorporated in Ireland, Bermuda, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. The integration of the Alterra at Lloyd’s operations and the former Harbor Point companies into this framework is substantially complete. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of March 31, 2011, the allocation of invested assets was 95.4% in cash and fixed maturities and 4.6% in other investments, principally hedge funds.

Key Performance Indicators

Our objective as a global specialty insurance and reinsurance company is to meet our obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. In an effort to achieve our objective, we assess the potential losses associated with the risks that we insure and reinsure, diversify our risk exposure by product class and by geographic location, manage our investment portfolio risk appropriately and control costs throughout our organization. The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objective are growth in book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.

As a property catastrophe insurer and reinsurer, we have substantial exposure to unexpected losses resulting from natural and man-made catastrophes. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. Potential claims from catastrophic events may cause substantial volatility in our financial results for any fiscal quarter. As a result, the financial measures that we use to analyze our performance will reflect this volatility in the short term; however, we believe these measures should demonstrate less volatility over the long term.

The table below shows the key performance indicators as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:

	As of March 31, 2011	As of December 31, 2010
Book value per share (1)	$25.76	$26.30
Diluted book value per share (1)	$25.34	$25.99

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
	(in millions of U.S. Dollars)
Net operating (loss) income (2)	$(24.7)	$40.7
Combined ratio (3)	112.5%	90.5%
Annualized return on average shareholders’ equity (4)	(6.6)%	9.2%
Annualized net operating return on average shareholders’ equity (2)(4)	(3.5)%	10.2%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.
(4)	Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the shareholders’ equity balances at the beginning and end of the quarterly period).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the quarter ended March 31, 2011, our book value per share on a basic and diluted basis decreased by 2.1% and 2.5%, respectively. The decrease in book value per share was driven by a combination of lower operating results and a decrease in unrealized gains on our investment portfolio, partially offset by share repurchases at a discount to book value per share.

The property catastrophe losses resulting from the natural disasters in Japan, New Zealand and Australia had a significant effect on our results of operations for the quarter ended March 31, 2011. We incurred losses from these events of $115.5 million, net of reinsurance, or $106.3 million, net of reinsurance and reinstatement premiums. These events are currently estimated to have caused industry losses in the tens of billions of dollars; however, our strategy of diversifying and limiting our property catastrophe risk exposures resulted in a manageable level of losses and limited the capital impact to less than 4.0% of our shareholders’ equity as of December 31, 2010.

The incurred losses from the quarter’s catastrophe events resulted in a net operating loss of $24.7 million for the quarter ended March 31, 2011 and a combined ratio of 112.5%. The catastrophe losses principally affected our reinsurance and Alterra at Lloyd’s segments. Our insurance and U.S. specialty segments had positive underwriting results for the quarter ended March 31, 2011, with combined ratios of 82.4% and 99.0%, respectively.

We continued to actively manage our capital during the quarter. We spent $137.1 million repurchasing 6,263,048 shares during the quarter at an average price of $21.90, a 15.7% discount to our December 31, 2010 diluted book value per share. Most of these repurchases occurred prior to the Japan earthquake and tsunami. As a result of the size and uncertainty of the losses stemming from the Japan earthquake and tsunami, we did not make any repurchases in the latter part of the quarter. As of March 31, 2011, our remaining share repurchase authorization was $192.2 million.

We target a long-term annualized net operating return on average shareholders’ equity (“annualized net operating ROE”) of the risk free rate plus 10% over the cycle. During the quarter ended March 31, 2011, our annualized net operating ROE and annualized return on average shareholders’ equity decreased compared to the prior year period primarily due to the significant property catastrophe event losses in the quarter, which reduced those measures by approximately 14.8 percentage points and 18.3 percentage points, respectively.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe we are currently in a period of excess underwriting capacity. As a result, we have decreased our premium volumes in most of our lines of business (after adjusting for the Harbor Point premiums that are included in 2011’s results of operations but are not included in 2010’s results of operations). In addition, we are operating in a low interest rate environment, which has decreased our investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity.

We continue to monitor the current pricing environment and the opportunities available to deploy capital. On April 6, 2011, in partnership with Stone Point Capital LLC, we announced the formation of New Point IV, a sidecar vehicle established to provide capacity for the property catastrophe collateralized retrocessional marketplace. We believe the property catastrophe losses incurred by the industry during the quarter ended March 31, 2011 may result in improved pricing in this market. Affiliates of Stone Point Capital LLC collectively own a significant number of our common shares.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2011. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations—For the three months ended March 31, 2011 and 2010

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2011 and 2010, which are summarized below:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$627.8	$371.1	69.2%
Reinsurance premiums ceded	(137.3)	(153.2)	(10.4)%

Net premiums written	$490.5	$217.9	125.1%

Net premiums earned	$379.9	$194.2	95.6%
Net investment income	57.8	48.4	19.4%
Net realized and unrealized (losses) gains on investments	(18.8)	6.4	n/a
Net impairment losses recognized in earnings	(1.0)	(0.4)	(150.0)%
Other income	1.3	0.3	333.3%

Total revenues	419.2	248.9	68.4%

Net losses and loss expenses	304.4	125.0	143.5%
Claims and policy benefits	14.8	17.7	(16.4)%
Acquisition costs	70.6	24.2	191.7%
Interest expense	8.5	4.9	73.5%
Net foreign exchange gains	(0.9)	(2.5)	(64.0)%
Merger and acquisition expenses	—	4.7	(100.0)%
General and administrative expenses	71.2	36.5	95.1%

Total losses and expenses	468.6	210.5	122.6%

(Loss) income before taxes	(49.4)	38.4	n/a

Income tax (benefit) expense	(2.7)	2.0	n/a

Net (loss) income	$(46.7)	$36.4	n/a

Loss ratio (a)	80.2%	64.6%
Acquisition cost ratio (b)	18.6%	12.5%
General and administrative expense ratio (c)	13.8%	13.5%
Combined ratio (d)	112.5%	90.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.

Premiums. Gross premiums written for the quarter ended March 31, 2011 increased by 69.2% compared to the prior year period. The principal reason for this increase was the additional premiums written as a result of the Amalgamation; however, in several lines of business in our reinsurance segment, after adjusting for the Amalgamation and comparing premiums on a pro forma basis, gross premiums written actually declined, principally due to competitive market conditions. In addition to these factors, gross premiums written in our reinsurance segment included reinstatement premiums of $10.2 million related to the property catastrophe events during the quarter ended March 31, 2011, compared to insignificant reinstatement premiums in the prior year period.

A discussion of pro forma reinsurance segment results including Harbor Point in the 2010 comparative figures is in the section entitled Reinsurance Segment on a pro forma basis. On a pro forma basis, gross premiums written and net premiums earned for the quarter ended March 31, 2011 and 2010 would have been as follows:

	Quarter Ended March 31, 2011	% change	Quarter Ended March 31, 2010
	(In millions of U.S. Dollars)
Gross premiums written (1)	$627.8	(7.3)%	$676.9
Net premiums earned (1)	$379.9	12.3%	$338.3

(1)	The above pro forma financial information for the quarter ended March 31, 2010 is provided, for informational purposes only, to present a summary of the combined gross premiums written and net premiums earned of the Company and the former Harbor Point companies assuming the Amalgamation occurred on January 1, 2010.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2011 was 21.9% compared to 41.3% in the prior year period. The decrease in the percentage of reinsurance premiums ceded in the quarter ended March 31, 2011 compared to the prior year period was principally due to the reduction in the amount of business ceded by our reinsurance and U.S. specialty segments. The addition of the former Harbor Point portfolio of contracts to our reinsurance segment has lowered the ratio as this portfolio generally utilized very little reinsurance. In addition, the cost of the reinsurance we purchase has declined compared to the prior year period.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the quarter ended March 31, 2011 compared to the prior year period was principally due to the incremental earnings of the Harbor Point portfolio of contracts, which are included in the 2011 period but have no equivalent in the comparable 2010 period. In addition, our U.S. specialty segment’s net premiums earned increased due to the increase in the amount of business being retained and net premiums earned increased in our Alterra at Lloyd’s segment due to growth in business written by that segment over the past year.

Net investment income. Net investment income for the quarter ended March 31, 2011 increased by 19.4% compared to the prior year period. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, and additional investment income generated by reinvesting cash into fixed maturity securities. Our average annualized investment yield was 3.12% for the quarter ended March 31, 2011 and 3.88% for the quarter ended March 31, 2010. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested the cash generated by operations, or the cash generated from maturing investments, into our fixed maturity portfolio, the yield on our portfolio has decreased. Due to the continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized gains (losses) on investments. We recognized a net realized and unrealized loss on investments in the quarter ended March 31, 2011 compared to a net gain in the prior year period. The principal component of the decrease was a $25.0 million loss on one catastrophe bond with exposure to the Japan earthquake and tsunami. In addition, investment gains from hedge funds decreased by $4.2 million for the quarter ended March 31, 2011 compared to the prior year period.

Net losses and loss expenses, and claims and policy benefits. The loss ratio increased by 15.6 percentage points for the quarter ended March 31, 2011 compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the quarter ended March 31, 2011 of $30.2 million compared to $17.1 million in the prior year period;

•

The net favorable loss development in the quarter ended March 31, 2011 was principally the result of net favorable development in our property, whole account, agriculture, and aviation lines of business, partially offset by net unfavorable development on general casualty and medical malpractice lines of business, compared to net favorable development on property and professional liability lines partially offset by net unfavorable development on marine & energy lines in the same quarter of 2010;

•

Excluding the net favorable loss development, the loss ratio was 88.2% for the quarter ended March 31, 2011 compared to 73.4% for the prior year period. The increase in the loss ratio for the quarter ended March 31, 2011 compared to the prior year period was principally due to the significant property and catastrophe losses during the quarter. This was partially offset by the inclusion of net premiums earned from the former Harbor Point companies since May 12, 2010 at a lower loss ratio and changes in the mix of business towards short tail lines of business. The quarter ended March 31, 2011 also benefitted from the $6.1 million amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation; and

•

For the quarter ended March 31, 2011, our results included losses net of reinsurance of $115.5 million related to significant property catastrophe events and significant per-risk losses including $89.5 million related to the Japan earthquake and tsunami, $10.1 million related to the Australia floods and Cyclone Yasi and $15.8 million related to the New Zealand earthquake. For the quarter ended March 31, 2010, our results included net losses of $9.6 million for such events, including losses resulting from the Chile earthquake, European windstorm Xynthia and Australia hailstorms.

Our loss estimates for the property catastrophe losses are based on proprietary modeling analyses, industry assessments of exposure, claims information obtained from our clients and brokers to date, and a review of in-force contracts. Our actual losses from these events may vary materially from the estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques employed and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity, and the attendant coverage issues.

There were no new life and annuity reinsurance contracts written in the quarters ended March 31, 2011 and 2010. In our life and annuity reinsurance segment, we have determined not to write any new life and annuity reinsurance contracts in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the quarter ended March 31, 2011 increased by 6.1 percentage points compared to the prior year period. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned changes our acquisition cost ratio from quarter to quarter. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from the former Harbor Point companies. The former Harbor Point portfolio of contracts contains a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts. Also contributing to the increase in the ratio for 2011 was the decrease in the level of reinsurance purchased across all of our segments, but in particular our U.S. specialty segment. As we have retained more business in our segments, we have received less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

Interest expense. Interest expense reflects interest on funds withheld from reinsurers, and interest on our senior notes and bank loan outstanding. Interest expense for the quarter ended March 31, 2011 increased by $3.6 million compared to the prior year period, principally due to an increase in senior notes outstanding.

Merger and acquisition expenses. Merger and acquisition expenses for the quarter ended March 31, 2010 comprised advisory, legal and other professional fees, and other expenses related to the Amalgamation.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2011 increased by $34.7 million compared to the prior year period. The increase was principally related to the addition of general and administrative expenses of the former Harbor Point companies. However, the corresponding increase in net premiums earned as a result of the

Amalgamation resulted in a general and administrative expense ratio for the quarter ended March 31, 2011 consistent with the prior year period.

Segmental Results of Operations—For the quarters ended March 31, 2011 and 2010

We monitor the performance of our underwriting operations in five segments:

•

Insurance—This segment offers property and casualty excess of loss capacity from our offices in Bermuda, Dublin and the Unites States primarily to Fortune 1000 companies. Principal lines of business include professional lines, excess liability, aviation and property.

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

•

U.S. specialty—This segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium- sized companies. Principal lines of business include general liability, inland and ocean marine, professional liability and property.

•

Alterra at Lloyd’s—This segment offers property and casualty quota share and excess of loss insurance and reinsurance from our London and Copenhagen offices, primarily to medium- to large- sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, Brazil, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

•

Life and annuity reinsurance—This segment operates from our Bermuda office and offers reinsurance products focusing on blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. We have determined not to write any new life and annuity contracts in the foreseeable future.

We also have a corporate function that includes our investment and financing activities.

Invested assets are managed on an aggregated basis, and investment income and realized and unrealized gains on investments are not allocated to the property and casualty segments. However, because of the longer duration of liabilities on life and annuity reinsurance business, investment returns are important in evaluating the profitability of this segment and, therefore, we allocate investment returns from the consolidated portfolio to this segment. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

We monitor the performance of all of our segments other than life and annuity reinsurance on the basis of underwriting income, loss ratio, acquisition ratio, general and administrative expense ratio and combined ratio. We monitor the performance of our life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned, allocated net investment income and realized and unrealized gains on investments, and expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

Effective January 1, 2011, we redefined two of our operating and reporting segments based on changes to the internal reporting structure. Insurance business written by Alterra Insurance USA, which was previously reported within the U.S specialty segment, has been reclassified to the insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is our principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect this reclassification.

Insurance Segment

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$71.3	$69.4	2.7%
Reinsurance premiums ceded	(43.2)	(39.7)	8.8%

Net premiums written	$28.1	$29.7	(5.4)%

Net premiums earned	$54.2	$52.9	2.5%
Net losses and loss expenses	(34.7)	(39.4)	(11.9)%
Acquisition costs	(0.2)	0.3	n/a
General and administrative expenses	(9.8)	(6.8)	44.1%
Other income	0.8	—	n/a

Underwriting income	10.3	7.0	47.1%
Loss ratio (a)	63.9%	74.5%
Acquisition cost ratio (b)	0.3%	(0.6)%
General and administrative expense ratio (c)	18.0%	12.8%
Combined ratio (d)	82.4%	86.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended March 31, 2011	% of Premium Written	% Ceded	Quarter Ended March 31, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$1.4	2.0%	66.5%	$2.3	3.3%	45.2%
Excess liability	27.4	38.4%	49.6%	26.6	38.3%	49.9%
Professional liability	26.8	37.6%	68.3%	27.6	39.8%	64.1%
Property	15.7	22.0%	66.6%	12.9	18.6%	59.3%

	$71.3	100.0%	60.7%	$69.4	100.0%	57.1%

Premiums. Gross premiums written for the quarter ended March 31, 2011 increased by 2.7% compared to the prior year period. Significant factors affecting gross premiums written were:

•	An increase in property gross premiums written, principally due to improved pricing conditions in this line of business; and

•

Continuing competitive pricing conditions in excess liability and professional liability have resulted in an insignificant change in the level of business written. Our objective is to continue to be selective in our renewals and new business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2011 was 60.7% compared to 57.2% in the prior year period. The amount of reinsurance that we purchase can vary significantly by line of business. The increase in the percentage of reinsurance premiums ceded for the quarter ended March 31, 2011 was principally due to changes in the mix of business.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2011 decreased by 10.6 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the quarter ended March 31, 2011 of $7.3 million compared to $5.5 million in the quarter ended March 31, 2010;

•

Net favorable loss development in the quarter ended March 31, 2011 was principally in the following lines of business and accident years: professional liability (2006), excess liability (2005) and property (2009). We recognized net favorable development in the prior year period principally in the following lines of business and accident years: aviation (2008) and property (2008-2009);

•

Excluding the net favorable loss development, the loss ratio was 77.5% for the quarter ended March 31, 2011 compared to 85.0% for the quarter ended March 31, 2010. The decrease in the loss ratio was principally due to a shift in the mix of net earned premiums from aviation to excess liability, which generally has a lower loss ratio, and better current year loss experience in our aviation line of business, partially offset by increased property catastrophe losses in the quarter ended March 31, 2011; and

•

For the quarter ended March 31, 2011, our results included net losses of $2.8 million related to property catastrophe events in Japan and Australia, with no such significant losses occurring in the quarter ended March 31, 2010.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs fluctuate moderately based on shifts in business mix quarter over quarter.

General and administrative expenses. The increase in general and administrative expenses for the quarter ended March 31, 2011 compared to the prior year period was principally due to adjustments to incentive-based compensation and expenses associated with expanding our underwriting capabilities within Alterra Insurance USA.

Reinsurance Segment

The underwriting results of Harbor Point have been included within the reinsurance segment for the period from May 12, 2010, as shown below. As a result, a comparison of current and prior year periods is not meaningful. For this reason, we have included certain financial information for the reinsurance segment on a combined pro forma basis for informational purposes only as if the Amalgamation had occurred on January 1, 2010. See the section entitled Reinsurance Segment on a pro forma basis for a presentation of the combined pro forma information.

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$375.0	$154.9	142.1%
Reinsurance premiums ceded	(37.3)	(45.4)	(17.8)%

Net premiums written	$337.7	$109.5	208.4%

Net premiums earned	$229.7	$79.8	187.8%
Net losses and loss expenses	(186.9)	(50.1)	273.1%
Acquisition costs	(49.1)	(15.0)	227.3%
General and administrative expenses	(23.3)	(9.0)	158.9%

Underwriting income	(29.6)	5.7	n/a
Loss ratio (a)	81.4%	62.7%
Acquisition cost ratio (b)	21.4%	18.8%
General and administrative expense ratio (c)	10.1%	11.2%
Combined ratio (d)	112.9%	92.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

	Quarter Ended March 31, 2011	% of Premium written	% Ceded	Quarter Ended March 31, 2010	% of Premium written	% Ceded
	(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$20.8	5.5%	0.5%	$35.8	23.1%	1.8%
Auto	15.2	4.1%	—%	—	—%	—%
Aviation	0.9	0.2%	17.2%	4.8	3.1%	10.2%
Credit/surety	24.4	6.5%	—%	—	—%	—%
General casualty	16.2	4.3%	—%	13.1	8.5%	2.8%
Marine & energy	17.1	4.6%	0.1%	4.1	2.6%	—%
Medical malpractice	17.6	4.7%	1.8%	27.2	17.6%	6.7%
Other	1.8	0.5%	0.5%	1.0	0.6%	—%
Professional liability	59.7	15.9%	—%	11.9	7.7%	—%
Property	149.9	40.0%	24.5%	45.9	29.6%	94.9%
Whole account	35.1	9.4%	0.1%	2.6	1.7%	15.1%
Workers’ compensation	16.3	4.3%	—%	8.5	5.5%	23.3%

	$375.0	100.0%	10.0%	$154.9	100.0%	29.3%

Premiums. Gross premiums written for the quarter ended March 31, 2011 increased by 142.1% compared to the prior year period. Significant factors affecting gross premiums written compared to the prior year period:

•

Gross premiums written for the quarter ended March 31, 2011 included $20.0 million of increases to premium estimates principally in the medical malpractice, professional liability, property, and whole account lines of business. The quarter ended March 31, 2010 included $9.0 million of reductions to premium estimates principally in the general casualty, medical malpractice and workers’ compensation lines of business;

•

Gross premiums written in the agriculture line of business decreased due to the non-renewal of a $29.9 million policy resulting from the client’s desire to retain more business, partially offset by the inclusion of premiums written by the former Harbor Point companies;

•

Gross premiums written in the medical malpractice line of business decreased due to the non-renewal of a $15.5 million policy based on inadequate pricing, reductions of $5.9 million due to increased client retentions, partially offset by the inclusion of premiums written by the former Harbor Point companies;

•

Gross premiums written in the property line of business increased principally due to the inclusion of premiums written by the former Harbor Point companies. Property gross premiums written also increased due to $10.2 million of reinstatement premiums related to catastrophe events during the quarter ended March 31, 2011, compared to insignificant reinstatement premiums in the prior year period;

•

Gross premiums written from our Latin America operations, which commenced reinsurance underwriting in the second quarter of 2010, were $14.3 million, with $11.0 million included within our property line of business and the remainder spread among our credit surety, marine & energy and other lines of business; and

•

Other increases in gross premiums written in our auto, credit/surety, marine & energy, professional liability, whole account and workers’ compensation lines of business were principally due to the inclusion of premiums written by the former Harbor Point companies.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reinsurance premiums ceded decreased by 17.8% for the quarter ended March 31, 2011 compared to the prior year period. This decrease was principally due to a decrease in industry loss warranty and excess of loss reinsurance coverage purchased. This was partially offset by an increase in property quota share reinsurance purchased, which is consistent with the increase in property gross premiums written. The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2011 was 10.0% compared to 29.3% in the prior year period. The decrease in the percentage of reinsurance premiums ceded is consistent with the planned overall reduction in the amount of business ceded by our reinsurance segment.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the quarter ended March 31, 2011 compared to the prior year period was principally due to the incremental earnings of the Harbor Point portfolio of contracts, which are included in the 2011 period but not in the comparable 2010 period.

Net losses and loss expenses. The loss ratio increased by 18.7 percentage points for the quarter ended March 31, 2011 compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable loss development of prior year reserves in the quarter ended March 31, 2011 was $22.8 million compared to $9.2 million in the quarter ended March 31, 2010;

•

Net favorable development in the quarter ended March 31, 2011 was principally on the following lines of business and accident years: net favorable development on property (2007-2010), whole account (2006-2007), agriculture (2009) and aviation (2006-2009), partially offset by net adverse development on general casualty (2006-2007) and medical malpractice (2008-2010). Net favorable development in the quarter ended March 31, 2010 was principally on our property line of business;

•

Excluding net favorable loss development, the loss ratio was 91.3% for the quarter ended March 31, 2011 compared to 74.3% for the prior year period. The increase in the loss ratio for the quarter March 31, 2011 compared to the prior year period was principally due to the increase in property catastrophe and significant per-risk losses. This was partially offset by the inclusion of net premiums earned from Harbor Point since May 12, 2010 at a lower loss ratio and the shift in mix of business towards more short-tail lines of business since the Amalgamation. In addition, net losses for the quarter ended March 31, 2011 benefitted from the $6.1 million amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation;

•

The quarter ended March 31, 2011 included $84.7 million in significant property catastrophe-related and significant per-risk losses, including losses for the Japan earthquake and tsunami, Australia floods, Cyclone Yasi and New Zealand earthquake. The quarter ended March 31, 2010 included $4.5 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the European windstorm Xynthia and Australia hail storms.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the quarter ended March 31, 2011 increased 2.6 percentage points compared to the prior year period. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by acquisition costs on the additional net premiums earned from Harbor Point. The former Harbor Point business contains a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2011 increased $14.3 million compared to the prior year period. The increases were principally due to the inclusion of the former Harbor Point companies’ expenses for the period from May 12, 2010. The increase in general and administrative expenses did not result in a significant change to our general and administrative expense ratio due to the corresponding increase in net premiums earned.

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the quarter ended March 31, 2010 for informational purposes only, as if the Amalgamation had occurred on January 1, 2010. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$375.0	460.6	(18.6)%
Net premiums earned	229.7	215.1	6.8%
Net losses and loss expenses	(186.9)	(129.7)	44.1%
Acquisition costs	(49.1)	(42.7)	15.0%
General and administrative expenses	(23.3)	(16.8)	38.7%
Loss ratio (a)	81.4%	60.3%
Acquisition cost ratio (b)	21.4%	19.9%
General and administrative expense ratio (c)	10.1%	7.8%
Combined ratio (d)	112.9%	88.0%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

Gross Premiums Written by Type of Risk:

	Quarter Ended March 31, 2011	% of Premium Written	Quarter Ended March 31, 2010	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Agriculture	$20.8	5.5%	$55.9	12.1%
Auto	15.2	4.1%	18.1	3.9%
Aviation	0.9	0.2%	6.2	1.4%
Credit/surety	24.4	6.5%	23.5	5.1%
General casualty	16.2	4.3%	42.4	9.2%
Marine & energy	17.1	4.6%	21.1	4.6%
Medical malpractice	17.6	4.7%	33.8	7.3%
Other	1.8	0.5%	5.7	1.3%
Professional liability	59.7	15.9%	55.8	12.1%
Property	149.9	40.0%	139.0	30.2%
Whole account	35.1	9.4%	47.1	10.2%
Workers’ compensation	16.3	4.3%	12.0	2.6%

	$375.0	100.0%	$460.6	100.0%

Premiums. Gross premiums written for the quarter ended March 31, 2011 would have been 18.6% lower than the prior year period. Significant factors affecting gross premiums written compared to the prior year period:

•

Gross premiums written for the quarter ended March 31, 2011 would have included $20.0 million of increases to premium estimates principally in the medical malpractice, professional liability, property, and whole account lines of business. The quarter ended March 31, 2010 would have included $5.3 million of reductions to premium estimates principally in the property, general casualty, workers’ compensation and medical malpractice lines of business, which would have been partially offset by an increase to premium estimates in the professional liability, credit/surety and whole account lines of business;

•

Gross premiums written for the quarter ended March 31, 2011 would have included $10.2 million of reinstatement premiums within our property line of business related to catastrophe events compared to the quarter ended March 31, 2010, which would have included $5.2 million of reinstatement premiums within our property line of business related to catastrophe events;

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•

Excluding the increase in premium estimates and reinstatement premiums in the quarter ended March 31, 2011, gross premiums written would have decreased in the auto, aviation, general casualty and marine & energy lines of business principally due to a more competitive pricing environment;

•

The decrease in the agriculture line of business would have been principally due to the non-renewal of a $29.9 million policy resulting from the client’s desire to retain more business, and a shift in the timing of an expected policy renewal to a later quarter;

•

Gross premiums written for the medical malpractice line of business would have decreased principally due to the non-renewal of a $15.0 million policy based on inadequate pricing, and reductions of $5.9 million due to increased client retentions. These decreases would have been partially offset by increased premium estimates;

•

Excluding the effect of reinstatement premiums and increases in premium estimates during the quarter ended March 31, 2011, property gross premiums written would have decreased due to a more competitive pricing environment. This decrease would have been partially offset by premium growth of $11.0 million from our Latin America operations, which commenced underwriting in the second quarter of 2010; and

•

The decrease in the whole account line of business would have been due to $16.0 million of market-influenced line size reductions on two significant quota share contracts, partially offset by increased premium estimates.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2011 would have increased by 21.1 percentage points compared to the prior year period. Significant items impacting the loss ratio:

•	Net favorable loss development of prior year reserves in the quarter ended March 31, 2011 would have been $22.8 million compared to $16.8 million in the quarter ended March 31, 2010;

•

The net favorable development in the quarter ended March 31, 2011 would have been principally due to favorable development on our property, whole account, aviation and agriculture lines of business, partially offset by adverse development on our general casualty and medical malpractice lines of business. The favorable development in the quarter ended March 31, 2010 would have been principally on our property, whole account and workers’ compensation lines of business, partially offset by adverse development on our aviation and marine & energy lines of business;

•

Excluding the net favorable loss development, the loss ratio would have been 91.3% for the quarter ended March 31, 2011 and 68.1% for the quarter ended March 31, 2010. The increase in the loss ratio would have been principally due to the significant increase in property catastrophe events and significant per-risk losses; and

•

The quarter ended March 31, 2011 would have included $84.7 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the Japan earthquake and tsunami, Australia floods, Cyclone Yasi and New Zealand earthquake. The quarter ended March 31, 2010 would have included $43.0 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the Chile earthquake, European windstorm Xynthia and Australia hail storms.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 1.5 percentage points for the quarter ended March 31, 2011, respectively, compared to the prior year period. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio would have been principally due to changes in the mix of business written.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2011 would have increased compared with the prior year period, principally due to the transfer of some corporate function employees and expenses to the reinsurance segment as part of the Amalgamation integration, and an increase in the number of retirement eligible employees whose stock-based compensation awards are fully expensed when granted.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. Specialty Segment

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$70.4	$73.9	(4.7)%
Reinsurance premiums ceded	(33.6)	(48.2)	(30.3)%

Net premiums written	$36.8	$25.7	43.2%

Net premiums earned	$49.3	$30.8	60.1%
Net losses and loss expenses	(31.4)	(19.2)	63.5%
Acquisition costs	(8.1)	(3.7)	118.9%
General and administrative expenses	(9.4)	(7.5)	25.3%

Underwriting income	$0.4	$0.4	—%
Loss ratio (a)	63.6%	62.3%
Acquisition cost ratio (b)	16.4%	12.0%
General and administrative expense ratio (c)	19.1%	24.4%
Combined ratio (d)	99.0%	98.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

Gross Premiums Written by Type of Risk:

	Quarter Ended March 31, 2011	% of Premium Written	% Ceded	Quarter Ended March 31, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
General Liability	$17.9	25.4%	23.5%	$20.0	27.1%	28.3%
Marine	17.1	24.3%	37.4%	16.1	21.8%	60.5%
Professional Liability	4.4	6.3%	14.8%	2.2	2.9%	19.2%
Property	31.0	44.0%	72.0%	35.6	48.2%	91.0%

	$70.4	100.0%	47.7%	$73.9	100.0%	65.2%

Premiums. Gross premiums written for the quarter ended March 31, 2011 decreased 4.7% compared to the prior year period. The decrease in gross premiums written was principally due to modest declines in business written in our general liability and property lines due to competitive market conditions resulting in reduced writings because pricing did not meet our risk/return thresholds.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2011 was 47.7% compared to 65.2% in the prior year period. The decrease in reinsurance premiums ceded from the prior year period was principally due to the replacement of our property quota share treaty with a surplus share treaty under which we retain more of the risk, and a decrease in the ceding percentage on our marine quota share treaty. We continue to gradually retain more risk in the lines of business that we expect will have the greatest long term potential returns. This decrease was partially offset by an increase in the cost of property catastrophe reinsurance purchased in the quarter ended March 31, 2011.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2011 increased 1.3 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•

There was no development of prior year loss reserves in the quarter ended March 31, 2011 compared to net favorable development of $0.8 million in the quarter ended March 31, 2010. The net favorable development in the quarter ended March 31, 2010 was principally on our property line of business; and

•

Excluding the net favorable loss development, the loss ratio was 63.6% for the quarter ended March 31, 2011 compared to 64.8% for the quarter ended March 31, 2010. This decrease was principally due to changes in the mix of business, particularly an increase in retained property business written through the brokerage distribution channel.

Acquisition expenses. The acquisition cost ratio for the quarter ended March 31, 2011 increased from the prior year period, principally as a result of the decrease in the amount of reinsurance we purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which has increased our acquisition cost ratio.

General and administrative expenses. General and administrative expenses principally comprise personnel and infrastructure costs, both of which increased in 2011 compared to 2010. However, our general and administrative expense ratio of 19.1% for the quarter ended March 31, 2011 was lower than the 24.4% ratio for the prior year period. The decrease in the ratio was principally due to the increase in net premiums earned.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$110.7	$72.1	53.5%
Reinsurance premiums ceded	(23.2)	(19.9)	16.6%

Net premiums written	$87.5	$52.2	67.6%

Net premiums earned	$46.2	$30.0	54.0%
Net losses and loss expenses	(51.5)	(16.3)	216.0%
Acquisition costs	(13.1)	(5.8)	125.9%
General and administrative expenses	(9.7)	(2.7)	259.3%
Other income	0.2	0.2	—%

Underwriting (loss) income	$(27.9)	$5.4	n/a
Loss ratio (a)	111.4%	54.2%
Acquisition cost ratio (b)	28.2%	19.2%
General and administrative expense ratio (c)	21.0%	9.0%
Combined ratio (d)	160.7%	82.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is the sum of the loss ratio, the acquisition cost ratio, and the general and administrative expense ratio.

Gross Premiums Written by Type of Risk:

	Quarter Ended March 31, 2011	% of Premium Written	% Ceded	Quarter Ended March 31, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Accident & health	$13.5	12.2%	31.1%	$13.4	18.6%	29.3%
Aviation	1.8	1.6%	65.0%	4.4	6.1%	38.3%
Financial institutions	9.0	8.1%	48.7%	6.1	8.5%	67.9%
International casualty	33.9	30.6%	5.8%	13.7	19.0%	11.8%
Professional liability	7.9	7.1%	11.6%	6.9	9.5%	27.6%
Property	44.6	40.4%	23.6%	27.6	38.3%	24.2%

	$110.7	100.0%	20.9%	$72.1	100.0%	27.7%

Premiums. Gross premiums written for the quarter ended March 31, 2011 increased 53.5% compared to the prior year period. The increase in gross premiums written was primarily due to:

•

An increase of $20.2 million in our international casualty line of business. We began underwriting this business in the quarter ended March 31, 2010 and the increase reflects the expansion of our client base one year later;

•

An increase of $17.0 million in our property line of business, principally as a result of $6.9 million of reinstatement premiums related to the property catastrophe events during the quarter, premiums from Brazil, and an increase in premium estimates; and

•

Gross premiums written from Brazil for the quarter ended March 31, 2011 were $2.8 million, which was nearly all in the property line of business, compared to $1.1 million written in the quarter ended March 31, 2010.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2011 was 21.0% compared to 27.6% for the prior year period. We retain a larger proportion of premiums on our international casualty and property lines of business. The increase in gross premiums written on these lines has reduced the overall ratio of reinsurance premiums ceded to gross premiums written.

The amount of net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded.

Net losses and loss expense. The loss ratio for the quarter ended March 31, 2011 increased by 57.2 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter ended March 31, 2011 was insignificant compared to net favorable development of $1.6 million in the quarter ended March 31, 2010. The net favorable development in the quarter ended March 31, 2010 was principally on our professional liability line of business;

•

Excluding the net favorable prior year loss development, the loss ratio was 111.4% for the quarter ended March 31, 2011 compared to 59.7% for the quarter ended March 31, 2010. The increase in the loss ratio was principally due to catastrophe-related and significant per-risk losses and also changes in the mix of business, which now includes a greater proportion of international casualty business; and

•

Losses and loss expense for the quarter ended March 31, 2011 include $28.0 million in catastrophe-related and significant per-risk losses, which include net losses from the Japan earthquake and tsunami, Australia floods, Cyclone Yasi and New Zealand earthquake. Losses and loss expense for the quarter ended March 31, 2010 include $4.7 million in significant property catastrophe-related and significant per risk losses, which include net losses from the Chile earthquake, European windstorm Xynthia and Australia hail storms.

Acquisition expenses. The acquisition cost ratio increased 9.0 percentage points for the quarter ended March 31, 2011 compared to the prior year period. During the current quarter, we re-estimated certain commission expenses based on updated information, which contributed approximately 5.2 percentage points to the increase. This is not expected to have an ongoing effect on our acquisition cost ratio. The remaining increase is attributable to changes in the mix of business written.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2011 increased $7.0 million compared to prior year period. For the quarter ended March 31, 2010, general and administrative expenses for this segment included profit commission income earned from the Lloyd’s Syndicates that are not wholly owned by Alterra, which partially offset the cost of managing those Syndicates. Further, profit commission income in the quarter ended March 31, 2010 benefitted from a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of the third-party Syndicates. Alterra at Lloyd’s no longer manages the Lloyd’s Syndicates that are not wholly owned by Alterra and, therefore, there is no comparable gain in the quarter ended March 31, 2011. In addition, costs associated with expanding our underwriting teams, growth in Brazil and regulatory changes in Europe contributed to the absolute increase in general and administrative expenses; however, the general and administrative expense ratio of 21.0% remained consistent with the 21.2% ratio for the year ended December 31, 2010.

Life and Annuity Reinsurance Segment

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Net premiums earned	$0.4	$0.8	(50.0)%
Net investment income	12.3	13.1	(6.1)%
Net realized and unrealized gains on investments	2.8	5.9	(52.5)%
Claims and policy benefits	(14.7)	(17.7)	(16.9)%
Acquisition costs	(0.2)	(0.1)	100.0%
General and administrative expenses	(0.2)	(0.7)	(71.4)%

Income	$0.5	$1.3	(61.5)%

The nature of life and annuity reinsurance transactions that we historically had written resulted in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and claims and policy benefits can be volatile, and period-to-period comparisons are not necessarily representative of future trends. Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is driven by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies.

There were no new life and annuity contracts written during the quarters ended March 31, 2011 or 2010. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. As a result, we have determined not to write any new life and annuity contracts in the foreseeable future. This determination does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.

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

Investing Activities

The results of investing activities discussed below include net investment income, net realized and unrealized gains (losses) on investments and net impairment losses recognized in earnings for the consolidated group, including amounts which are allocated to the life and annuity segment.

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	% change
	(Expressed in millions of U.S. Dollars)
Net investment income	$57.8	$48.4	19.4%
Net realized and unrealized (losses) gains on investments	$(18.8)	$6.4	n/a
Net impairment losses recognized in earnings	$(1.0)	$(0.4)	150.0%
Average annualized yield on cash and fixed maturities	3.12%	3.88%

Net investment income. The increase in net investment income for the quarter ended March 31, 2011 was attributable principally to the increase in cash and invested assets as a result of the Amalgamation and additional investment income generated by shifting cash into higher yielding fixed maturity securities. Our ratio of average cash to average invested assets decreased from 13.1% for the quarter ended March 31, 2010 to 12.1% for the quarter ended March 31, 2011. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested cash generated by operations and cash generated from maturing investments into our fixed maturity portfolio, the yield on our portfolio has decreased. To date, this reduction has been partially offset by our redeployment of a larger portion of cash into fixed maturities, helping to slow the decline in yield compared to the prior periods. However, due to the continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized (losses) gains on investment include the following:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
	(Expressed in millions of U.S. Dollars)
Increase in fair value of hedge funds	$3.2	$7.4
Increase (decrease) in fair value of derivatives	0.7	(1.5)
Decrease in fair value of catastrophe bonds	(25.4)	—
Increase in fair value of structured deposit	1.3	—
Loss from equity method investments	(0.2)	(0.1)

(Decrease) increase in fair value of other investments	(20.4)	5.8
Net realized gains on available for sale securities	3.4	0.8
Net realized and unrealized losses on trading securities	(1.8)	(0.2)

Net realized and unrealized (losses) gains on investments	$(18.8)	$6.4

Change in fair value of other investments. Our investment in hedge funds comprise the majority of other investments. The increase in fair value of the hedge fund portfolio was $3.2 million, or a 0.98% rate of return, for the quarter ended March 31, 2011, compared to an increase of $7.4 million, or a 1.99% rate of return, for the quarter ended March 31, 2010. The rate of return of 0.98% for the quarter ended March 31, 2011 compares to the HFRI Fund of Funds Composite Index returning 0.89% over the same period, which we believe is our most relevant benchmark.

Seven of the nine hedge fund strategies we employed experienced positive returns during the quarter ended March 31, 2011. The largest contributors by investment strategy to the increase in fair value for the quarter ended March 31, 2011 were the long/short equity and the fund of fund strategies. As of March 31, 2011, 28.7% and 15.2% of our hedge fund portfolio was allocated to the long/short equity and fund of fund strategies, respectively. The largest decrease in fair value offsetting the overall increase for the quarter was contributed by the event driven arbitrage strategy. As of March 31, 2011, 9.6% of our hedge fund portfolio was allocated to this strategy.

The allocation of invested assets to our hedge fund portfolio as of March 31, 2011 was 3.7%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The fair value of derivatives increased by $0.7 million for the quarter ended March 31, 2011, compared to a decrease in fair value of $1.5 million for the quarter ended March 31, 2010. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts.

As of March 31, 2011, we had $29.3 million invested in catastrophe bonds, with a par value of $53.6 million, which are scheduled to mature at various dates between May 24, 2011 and March 13, 2015. The decrease in fair value of the catastrophe bonds was $25.4 million during the quarter ended March 31, 2011, which is included in net realized and unrealized (losses) gains on investments in the consolidated statement of income and comprehensive income. The decrease in fair value was principally due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake in Japan, whose ultimate redemption value is estimated to be $nil.

As of March 31, 2011, we also held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The increase in fair value of the structured deposit was $1.3 million during the quarter ended March 31, 2011, which is included in net realized and unrealized (losses) gains on investments in the consolidated statement of income and comprehensive income.

Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. Net realized and unrealized gains on our fixed maturities portfolios for the quarter ended March 31, 2011 and 2010 were $1.6 million and $0.6 million, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the quarter ended March 31, 2011 and 2010 of $1.0 million and $0.4 million, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,847.4 million as of March 31, 2011 compared to $7,861.4 million as of December 31, 2010, a decrease of 0.2%. The modest decrease in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, the increase in our held to maturity portfolio resulting from foreign currency gains on Euro-denominated securities, partially offset by payments for share repurchases and dividends.

We hold an available for sale portfolio, a trading portfolio and a held to maturity portfolio of fixed maturities securities. In an effort to match the expected cash flow requirements of our long-term liabilities, we invest a portion of our fixed maturity investments in long duration securities. Because we intend to hold a number of these long duration securities to maturity, we classify these securities as held to maturity in our consolidated balance sheet. This held to maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

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

Our fixed maturity portfolio comprises high quality, liquid securities. As of March 31, 2011, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of unaudited consolidated interim financial statements included herein.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2011.

We performed a review of securities in an unrealized loss position as of March 31, 2011 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $1.0 million during the quarter ended March 31, 2011.

A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited interim consolidated financial statements.

As described in Note 6 of our unaudited interim consolidated financial statements, our available for sale and trading fixed maturities investments and the majority of our other investments are carried at fair value.

Fair value prices for all securities in our fixed maturities portfolio are independently provided by our investment custodians, our investment accounting service provider and our investment managers, with each utilizing internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian, investment accounting service provider or investment manager after validating the prices. Our validation process includes: (i) comparison to the price provided by the external provider, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

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

Investments in hedge funds comprise a portfolio of limited partnerships and stock investments in trading entities, or funds, which invest in a wide range of financial products. The units of account that we value are our interests in the funds and not the underlying holdings of such funds. As a result, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda.

We have designed ongoing due diligence processes with respect to funds in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. These adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

We are able to redeem the hedge fund portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

Certain funds in which we invest have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process, which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund.

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of March 31, 2011, we estimate that over 65.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our March 31, 2011 outstanding redemptions receivable of $3.9 million, none of which are gated, $3.4 million was received in cash prior to May 4, 2011. The fair value of our holdings in funds with gates imposed as of March 31, 2011 was $27.7 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of March 31, 2011, the fair value of our hedge funds held in side-pockets was $54.3 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from March 31, 2011 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of March 31, 2011
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$119,531	41.5%
Between 91 to 180 days	31,457	10.9%
Between 181 to 365 days	23,181	8.0%
Greater than 365 days	114,166	39.6%

Total hedge funds	$288,335	100.0%

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,053.2 million as of March 31, 2011 compared to $956.1 million as of December 31, 2010, an increase of 10.2%. This increase resulted principally from recoveries on losses for the significant catastrophes during the quarter and additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the quarter ended March 31, 2011.

Losses recoverable from reinsurers on property and casualty business were $1,018.7 million and $921.0 million as of March 31, 2011 and December 31, 2010, respectively. Benefits recoverable from reinsurers on life and annuity business were $34.6 million and $35.1 million as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, 87.8% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 6.2% were rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 4.6% of our losses and benefits recoverable as of March 31, 2011. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 176.6% of its loss recoverable obligations. The remaining 1.4% of losses and benefits recoverable were with reinsurers rated “B+” or lower, including those not rated.

Liabilities for property and casualty losses. Property and casualty losses totaled $4,185.2 million as of March 31, 2011 compared to $3,906.1 million as of December 31, 2010, an increase of 7.1%. During the quarter ended March 31, 2011, we incurred gross losses of $395.6 million, we paid $193.9 million in property and casualty losses and we recorded gross favorable development on prior year reserves of $41.0 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $157.9 million in property and casualty losses during the quarter ended March 31, 2011.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,316.3 million at March 31, 2011 compared to $1,275.6 million as of December 31, 2010. The increase was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $26.8 million of benefit payments during the quarter ended March 31, 2011.

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

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of March 31, 2011 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity decreased to $2,723.2 million as of March 31, 2011 from $2,918.3 million as of December 31, 2010, a decrease of 6.7%, principally due to the repurchase of $137.1 million of common shares, the net loss of $46.7 million, and the declaration of dividends of $12.5 million in the quarter ended March 31, 2011. In addition, we recorded a decrease in accumulated other comprehensive income of $9.7 million, principally from a decrease in net unrealized gains on investments.

Liquidity. We generated $46.9 million of cash from operations during the quarter ended March 31, 2011 compared to $46.8 million for the quarter ended March 31, 2010. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $400.0 million using our current credit facilities, subject to certain conditions. Our two largest credit facilities expire in June and August of 2012. Our cash and cash equivalents balance was $1,001.1 million as of March 31, 2011. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of March 31, 2011. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal asset is its investment in the common shares of its principal operating subsidiary, Alterra Bermuda. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of March 31, 2011, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda made no dividends or distributions of capital and surplus during the quarter ended March 31, 2011. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of March 31, 2011, we had three U.S. dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $400.0 million available, subject to certain conditions. On that date, we had $900.2 million in letters of credit outstanding under these facilities. We also had two sterling denominated letter of credit facilities totaling GBP 90.0 million ($144.3 million) supporting our Funds at Lloyd’s commitments and the Alterra Re UK operations, of which GBP 68.7 million ($110.1 million) was utilized as of March 31, 2011. Each of our credit facilities requires that we comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of March 31, 2011.

The amount which Alterra provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of March 31, 2011, total shareholders’ equity was $2,723.2 million compared to $2,918.3 million as of December 31, 2010, a decrease of 6.7%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the SEC that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance LLC and trust preferred securities of Alterra Capital Trust I. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under the $850.0 million Credit Facility, with the remainder to be used for general corporate purposes.

In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of March 31, 2011. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

We repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended March 31, 2011, we repurchased 6,263,048 common shares for $137.1 million. As of March 31, 2011, the aggregate amount available under our repurchase plan was $192.2 million.

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

As of March 31, 2011, we were rated as follows:

	A (excellent) (1)(2)	A (excellent) (1)(2)	A (excellent) (1)(2)	A (excellent) (1)(2)
	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A (excellent) (1)(2)	A (strong) (1)	A3 (3)	A- (1)(2)
Outlook on financial strength rating	Stable (1)(2)	Stable (1)	Stable (3)	Positive (1)(2)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Re Europe, Alterra Insurance Europe, Alterra America and Alterra E&S
(2)	Applicable to Alterra Re USA
(3)	Applicable to Alterra Bermuda

During the quarter ended March 31, 2011 we paid a dividend to shareholders on March 8, 2011 of $0.12 per share for an aggregate amount of $12.5 million. On May 3, 2011, our Board of Directors declared a dividend of $0.12 per share for an estimated aggregate amount of $12.7 million payable to shareholders on May 31, 2011. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
	(Expressed in millions of U.S. Dollars, except share and per share amounts)
Net (loss) income	$(46.7)	$36.4
Net realized and unrealized losses on non-hedge fund investments, net of tax (a)	22.6	1.2
Net foreign exchange gains, net of tax	(0.6)	(1.7)
Merger and acquisition expenses, net of tax	—	4.8

Net operating (loss) income	$(24.7)	$40.7

Net (loss) income per diluted share	$(0.44)	$0.63
Net realized and unrealized losses on non-hedge fund investments	0.21	0.02
Net foreign exchange gains	(0.01)	(0.03)
Merger and acquisition expenses	—	0.09

Net operating (loss) income per diluted share	$(0.23)	$0.71

Weighted average common shares outstanding—basic	107,165,228	56,516,593
Weighted average common shares outstanding—diluted	107,165,228	57,383,748
Annualized net (loss) income	$(186.7)	$145.5
Annualized net operating (loss) income	$(98.9)	$162.7
Average shareholders’ equity (b)	$2,820.7	1,588.9
Annualized return on average shareholders’ equity	(6.6)%	9.2%
Annualized net operating return on average shareholders’ equity	(3.5)%	10.2%

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly shareholders’ equity balances.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2011, 96.1% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of March 31, 2011, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 2.7% of our fixed maturity portfolio by carrying value as of March 31, 2011) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of March 31, 2011, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.0%, or approximately $262.6 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 4.4%, or approximately $286.7 million.

With respect to our hedge fund portfolio, we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk, as well as return in the selection of each of our hedge fund portfolio investments. This causes us to select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual hedge funds into a portfolio of hedge funds. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve a hedge fund portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

As of March 31, 2011, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.7%, or approximately $0.2 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.7%, or approximately $0.2 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of March 31, 2011, our hedge fund portfolio’s VaR was estimated to be 12.5% at the 99.0% level of confidence and with a three-month time horizon.

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

As of March 31, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended March 31, 2011.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed on October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. The two lawsuits have been stayed for more than three years, while the court has addressed issues in related cases. Alterra Bermuda is not a party in those related cases. We intend to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of March 31, 2011.

While any proceeding contains an element of uncertainty, we currently do not believe that the ultimate outcome of all outstanding litigation, arbitrations and inquiries will have a material adverse effect on our consolidated financial condition, operating results and/or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

ITEM 1A.	Risk Factors

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the three months ended March 31, 2011, we repurchased 6,263,048 common shares for $137.1 million, including a private repurchase of 2,273,050 shares for $50.0 million. As of March 31, 2011, the aggregate amount available under our Board-approved repurchase plan was $192.2 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2011 to January 31, 2011)	2,115,553	$21.86	2,111,700	$81.6 million
(February 1, 2011 to February 28, 2011)	3,693,073	$21.98	3,683,950	$200.6 million
(March 1, 2011 to March 31, 2011)	454,422	$21.44	390,500	$192.2 million

Total (January 1, 2011 to March 31, 2011) (1)	6,263,048	$21.90	6,186,150	$192.2 million

(1)	On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on February 8, 2011 when our Board of Directors authorized an additional $200.0 million in repurchases. Following this authorization, the aggregate amount available under the repurchase plan as of February 8, 2011 was $261.1 million.
(2)	During the three months ended March 31, 2011, the Company purchased 76,898 of its common shares in connection with its employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Third Amendment to the Amended and Restated Credit Agreement, dated as of January 7, 2011, by and among certain subsidiaries of Alterra Capital Holdings Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2011).

10.2	Fifth Amendment to the Credit Agreement, dated as of January 7, 2011, by and among Alterra Capital Holdings Limited, Alterra Bermuda Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2011).

10.3	Alterra Capital Holdings Director Compensation Plan (revised May 3, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Alterra Capital Holdings Limited’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to the Interim Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/S/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	May 6, 2011

/S/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	May 6, 2011

/S/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	May 6, 2011