Form 10-Q
period 2011-06-30
ALTERRA CAPITAL HOLDINGS Ltd
filed 2011-08-09
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of July 31, 2011 was 105,794,457.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$987,057	$905,606
Fixed maturities, trading, at fair value (amortized cost: 2011 - $218,575; 2010 - $248,829)	218,481	244,872
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $5,256,460; 2010 - $5,276,326)	5,403,312	5,392,643
Fixed maturities, held to maturity, at amortized cost (fair value: 2011 - $1,049,782; 2010 - $1,015,512)	993,691	940,104
Other investments, at fair value	350,193	378,128
Accrued interest income	70,777	75,414
Premiums receivable	870,287	588,537
Losses and benefits recoverable from reinsurers	1,058,724	956,115
Deferred acquisition costs	171,517	111,901
Prepaid reinsurance premiums	215,392	149,252
Trades pending settlement	9,168	32,393
Goodwill and intangible assets	58,094	59,076
Other assets	90,671	83,247

Total assets	$10,497,364	$9,917,288

LIABILITIES
Property and casualty losses	$4,230,290	$3,906,134
Life and annuity benefits	1,317,527	1,275,580
Deposit liabilities	147,428	147,612
Funds withheld from reinsurers	122,705	121,107
Unearned property and casualty premiums	1,203,024	905,487
Reinsurance balances payable	137,910	102,942
Accounts payable and accrued expenses	104,917	99,680
Senior notes	440,482	440,476

Total liabilities	7,704,283	6,999,018

SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 105,794,521 (2010 - 110,963,160) shares issued and outstanding	105,795	110,963
Additional paid-in capital	1,911,979	2,026,045
Accumulated other comprehensive income	132,218	98,946
Retained earnings	643,089	682,316

Total shareholders’ equity	2,793,081	2,918,270

Total liabilities and shareholders’ equity	$10,497,364	$9,917,288

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Gross premiums written	$563,907	$398,981	$1,191,755	$770,120
Reinsurance premiums ceded	(136,626)	(79,715)	(273,983)	(232,935)

Net premiums written	$427,281	$319,266	$917,772	$537,185

Earned premiums	$443,008	$391,723	$932,270	$696,720
Earned premiums ceded	(94,067)	(98,463)	(203,442)	(209,220)

Net premiums earned	348,941	293,260	728,828	487,500
Net investment income	59,665	53,277	117,431	101,667
Net realized and unrealized losses on investments	(5,774)	(14,786)	(24,592)	(8,364)
Total other-than-temporary impairment losses	(187)	(1,167)	(1,311)	(1,865)
Portion of loss recognized in other comprehensive income (loss), before taxes	(166)	867	(71)	1,145

Net impairment losses recognized in earnings	(353)	(300)	(1,382)	(720)
Other income	591	275	1,906	619

Total revenues	403,070	331,726	822,191	580,702

LOSSES AND EXPENSES
Net losses and loss expenses	211,133	159,817	515,539	284,782
Claims and policy benefits	15,570	13,943	30,280	31,602
Acquisition costs	64,680	48,798	135,288	73,042
Interest expense	10,630	7,916	19,089	12,858
Net foreign exchange gains (losses)	3,090	(634)	2,212	(3,086)
Merger and acquisition expenses	—	(54,570)	—	(49,826)
General and administrative expenses	69,659	50,649	140,862	87,177

Total losses and expenses	374,762	225,919	843,270	436,549

INCOME (LOSS) BEFORE TAXES	28,308	105,807	(21,079)	144,153
Income tax (benefit) expense	(4,327)	2,360	(7,027)	4,325

NET INCOME (LOSS)	32,635	103,447	(14,052)	139,828

Change in net unrealized gains and losses of fixed maturities, net of tax	42,820	60,525	28,234	94,656
Foreign currency translation adjustment	165	(7,629)	5,038	(17,369)

COMPREHENSIVE INCOME	$75,620	$156,343	$19,220	$217,115

Net income (loss) per share	$0.31	$1.14	$(0.13)	$1.90

Net income (loss) per diluted share	$0.30	$1.13	$(0.13)	$1.88

Weighted average common shares outstanding—basic	105,604,786	91,042,301	106,385,007	73,779,447

Weighted average common shares outstanding—diluted	107,111,909	91,661,430	106,385,007	74,524,919

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2011	2010
Common shares
Balance, beginning of period	$110,963	$55,867
Issuance of common shares, net	1,406	64,983
Repurchase of shares	(6,574)	(2,207)

Balance, end of period	105,795	118,643

Additional paid-in capital
Balance, beginning of period	2,026,045	752,309
Issuance of common shares, net	610	1,417,316
Stock based compensation expense	22,587	30,241
Repurchase of shares	(137,263)	(42,166)

Balance, end of period	1,911,979	2,157,700

Accumulated other comprehensive income
Unrealized holdings gains (losses) on investments:
Balance, beginning of period	118,197	36,791
Holding gains on available for sale fixed maturities arising in period, net of tax	31,281	99,001
Net realized gains on available for sale securities included in net income, net of tax	(3,118)	(3,200)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	71	(1,145)

Balance, end of period	146,431	131,447
Cumulative foreign currency translation adjustment:
Balance, beginning of period	(19,251)	(11,360)
Foreign currency translation adjustment	5,038	(17,369)

Balance, end of period	(14,213)	(28,729)

Total accumulated other comprehensive income	132,218	102,718

Retained earnings
Balance, beginning of period	682,316	731,026
Net (loss) income	(14,052)	139,828
Dividends	(25,175)	(322,948)

Balance, end of period	643,089	547,906

Total shareholders’ equity	$2,793,081	$2,926,967

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(14,052)	$139,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	22,587	30,241
Amortization of premium on fixed maturities	9,801	4,798
Accretion of deposit liabilities	3,176	2,754
Net realized and unrealized losses on investments	24,592	8,364
Net impairment losses recognized in earnings	1,382	720
Negative goodwill gain	—	(95,788)
Changes in:
Accrued interest income	4,724	5,133
Premiums receivable	(278,695)	150,598
Losses and benefits recoverable from reinsurers	(99,028)	(4,706)
Deferred acquisition costs	(58,894)	(22,681)
Prepaid reinsurance premiums	(65,487)	(25,170)
Other assets	(8,544)	6,412
Property and casualty losses	304,109	(212,784)
Life and annuity benefits	(31,203)	(19,532)
Funds withheld from reinsurers	1,598	(19,754)
Unearned property and casualty premiums	293,029	94,146
Reinsurance balances payable	34,849	146,084
Accounts payable and accrued expenses	4,761	(14,882)

Cash provided by operating activities	148,705	173,781

INVESTING ACTIVITIES
Purchases of available for sale securities	(1,165,503)	(1,030,431)
Sales of available for sale securities	709,314	264,405
Redemptions/maturities of available for sale securities	485,128	527,854
Purchases of trading securities	(28,065)	(27,913)
Sales of trading securities	24,563	1,153
Redemptions/maturities of trading securities	35,969	12,975
Purchases of held to maturity securities	(2,580)	(14,682)
Redemptions/maturities of held to maturity securities	18,251	16,570
Net sales of other investments	17,365	59,897
Acquisition of subsidiary, net of cash acquired	—	446,819

Cash provided by investing activities	94,442	256,647

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	2,016	1,075
Repurchase of common shares	(143,837)	(44,373)
Dividends paid	(25,175)	(321,396)
Additions to deposit liabilities	583	2,997
Payments of deposit liabilities	(3,643)	(9,873)

Cash used in financing activities	(170,056)	(371,570)

Effect of exchange rate changes on foreign currency cash and cash equivalents	8,360	(19,452)
Net increase in cash and cash equivalents	81,451	39,406
Cash and cash equivalents, beginning of period	905,606	702,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$987,057	$741,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $14,382 and $9,918 for the six months ended June 30, 2011 and 2010, respectively.

Income taxes paid totaled $165 and $729 for the six months ended June 30, 2011 and 2010, respectively.

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

Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Diversified	Alterra Diversified Strategies Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Insurance	Alterra Insurance Limited
Alterra Insurance Europe	Alterra Europe plc
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe plc
Alterra Re UK	Alterra Re UK
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited

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

The Company’s non-Lloyd’s European operations are conducted from Dublin, Ireland through its two indirect wholly-owned operating subsidiaries, Alterra Re Europe and Alterra Insurance Europe. In addition, Alterra Re Europe operates a branch, Alterra Re UK, in the United Kingdom.

The Company’s Lloyd’s operations are conducted by Alterra at Lloyd’s through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, England. The Company’s proportionate share of Syndicates 1400, 2525 and 2526, are 100%, approximately 2% and approximately 22%, respectively.

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

ASU 2011-04, Fair Value Measurement (820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

ASU 2011-04 was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board’s new IFRS 13, Fair Value Measurement. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP and requires enhanced disclosures covering all transfers between Levels 1 and 2 of the fair value hierarchy. Additional disclosures covering Level 3 assets are also required. ASU 2011-04 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

ASU 2011-05, Comprehensive Income (220) – Presentation of Comprehensive Income

ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retroactive application required. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London and Copenhagen, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro using Lloyd’s admitted status. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of Alterra at Lloyd’s, the managing agent for Syndicate 1400. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Management monitors the performance of all of its segments other than life and annuity reinsurance on the basis of underwriting income, loss ratio, acquisition ratio, general and administrative expense ratio and combined ratio. Management monitors the performance of its life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned, allocated net investment income, realized and unrealized gains on investments, expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

A summary of operations by segment for the three and six months ended June 30, 2011 and 2010 follows:

(Expressed in thousands of U.S. Dollars)

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2011
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$141,255	$248,754	$99,448	$73,520	$562,977	$930	$—	$563,907
Reinsurance premiums ceded	(56,002)	(28,247)	(27,358)	(24,918)	(136,525)	(101)	—	(136,626)

Net premiums written	$85,253	$220,507	$72,090	$48,602	$426,452	$829	$—	$427,281

Earned premiums	$97,296	$209,212	$73,840	$61,730	$442,078	$930	$—	$443,008
Earned premiums ceded	(44,338)	(12,305)	(22,783)	(14,540)	(93,966)	(101)	—	(94,067)

Net premiums earned	52,958	196,907	51,057	47,190	348,112	829	—	348,941
Net losses and loss expenses	(28,992)	(125,592)	(32,709)	(23,840)	(211,133)	—	—	(211,133)
Claims and policy benefits	—	—	—	—	—	(15,570)	—	(15,570)
Acquisition costs	361	(44,366)	(9,644)	(10,909)	(64,558)	(122)	—	(64,680)
General and administrative expenses	(8,859)	(22,937)	(9,289)	(9,536)	(50,621)	(259)	—	(50,880)
Other income	139	548	—	165	852	(23)	—	829

Underwriting income (loss)	$15,607	$4,560	$(585)	$3,070	$22,652	n/a	—	n/a
Net investment income						12,545	47,120	59,665
Net realized and unrealized losses on investments						(1,299)	(4,475)	(5,774)
Net impairment losses recognized in earnings							(353)	(353)
Corporate other income							(238)	(238)
Interest expense							(10,630)	(10,630)
Net foreign exchange losses							(3,090)	(3,090)
Corporate general and administrative expenses							(18,779)	(18,779)

(Loss) income before taxes						$(3,899)	$9,555	$28,308

Loss ratio (b)	54.7%	63.8%	64.1%	50.5%	60.7%
Combined ratio (c)	70.8%	98.0%	101.1%	93.8%	93.7%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2011
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$212,527	$623,774	$169,836	$184,253	$1,190,390	$1,365	$—	$1,191,755
Reinsurance premiums ceded	(99,248)	(65,564)	(60,953)	(48,097)	(273,862)	(121)	—	(273,983)

Net premiums written	$113,279	$558,210	$108,883	$136,156	$916,528	$1,244	$—	$917,772

Earned premiums	$196,240	$459,113	$147,017	$128,535	$930,905	$1,365	$—	$932,270
Earned premiums ceded	(89,068)	(32,500)	(46,633)	(35,120)	(203,321)	(121)	—	(203,442)

Net premiums earned	107,172	426,613	100,384	93,415	727,584	1,244	—	728,828
Net losses and loss expenses	(63,656)	(312,477)	(64,084)	(75,322)	(515,539)	—	—	(515,539)
Claims and policy benefits	—	—	—	—	—	(30,280)	—	(30,280)
Acquisition costs	177	(93,509)	(17,710)	(23,965)	(135,007)	(281)	—	(135,288)
General and administrative expenses	(18,684)	(46,195)	(18,686)	(19,259)	(102,824)	(436)	—	(103,260)
Other income	951	548	—	380	1,879	(23)	—	1,856

Underwriting income (loss)	$25,960	$(25,020)	$(96)	$(24,751)	$(23,907)	n/a	—	n/a
Net investment income						24,888	92,543	117,431
Net realized and unrealized losses on investments						1,508	(26,100)	(24,592)
Net impairment losses recognized in earnings							(1,382)	(1,382)
Corporate other income							50	50
Interest expense							(19,089)	(19,089)
Net foreign exchange losses							(2,212)	(2,212)
Corporate general and administrative expenses							(37,602)	(37,602)

(Loss) income before taxes						$(3,380)	$6,208	$(21,079)

Loss ratio (b)	59.4%	73.2%	63.8%	80.6%	70.9%
Combined ratio (c)	76.7%	106.0%	100.1%	126.9%	103.5%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$139,026	$119,578	$90,773	$48,802	$398,179	$802	$—	$398,981
Reinsurance premiums ceded	(47,437)	(13,348)	(5,672)	(13,233)	(79,690)	(25)	—	(79,715)

Net premiums written	$91,589	$106,230	$85,101	$35,569	$318,489	$777	$—	$319,266

Earned premiums	$104,841	$174,729	$71,065	$40,286	$390,921	$802	$—	$391,723
Earned premiums ceded	(45,211)	(19,054)	(27,053)	(7,120)	(98,438)	(25)	—	(98,463)

Net premiums earned	59,630	155,675	44,012	33,166	292,483	777	—	293,260
Net losses and loss expenses	(38,296)	(82,441)	(26,683)	(12,397)	(159,817)	—	—	(159,817)
Claims and policy benefits	—	—	—	—	—	(13,943)	—	(13,943)
Acquisition costs	(821)	(32,673)	(9,111)	(6,070)	(48,675)	(123)	—	(48,798)
General and administrative expenses	(8,132)	(14,820)	(6,355)	(5,826)	(35,133)	(642)	—	(35,775)
Other income	97	155	—	173	425	—	—	425

Underwriting income	$12,478	$25,896	$1,863	$9,046	$49,283	n/a	—	n/a
Net investment income						12,420	40,857	53,277
Net realized and unrealized losses on investments						(1,860)	(12,926)	(14,786)
Net impairment losses recognized in earnings							(300)	(300)
Corporate other income							(150)	(150)
Interest expense							(7,916)	(7,916)
Net foreign exchange gains							634	634
Merger and acquisition expenses							54,570	54,570
Corporate general and administrative expenses							(14,874)	(14,874)

(Loss) income before taxes						$(3,371)	$59,895	$105,807

Loss ratio (b)	64.2%	53.0%	60.6%	37.4%	54.6%
Combined ratio (c)	79.2%	83.5%	95.8%	73.2%	83.3%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$208,432	$274,429	$164,675	$120,919	$768,455	$1,665	$—	$770,120
Reinsurance premiums ceded	(87,088)	(58,699)	(53,824)	(33,192)	(232,803)	(132)	—	(232,935)

Net premiums written	$121,344	$215,730	$110,851	$87,727	$535,652	$1,533	$—	$537,185

Earned premiums	$206,587	$270,472	$140,250	$77,746	$695,055	$1,665	$—	$696,720
Earned premiums ceded	(94,041)	(35,012)	(65,446)	(14,589)	(209,088)	(132)	—	(209,220)

Net premiums earned	112,546	235,460	74,804	63,157	485,967	1,533	—	487,500
Net losses and loss expenses	(77,742)	(132,506)	(45,879)	(28,655)	(284,782)	—	—	(284,782)
Claims and policy benefits	—	—	—	—	—	(31,602)	—	(31,602)
Acquisition costs	(504)	(47,639)	(12,793)	(11,837)	(72,773)	(269)	—	(73,042)
General and administrative expenses	(14,979)	(23,779)	(13,877)	(8,539)	(61,174)	(1,299)	—	(62,473)
Other income	91	155	—	351	597	(28)	—	569

Underwriting income	$19,412	$31,691	$2,255	$14,477	$67,835	n/a	—	n/a
Net investment income						25,519	76,148	101,667
Net realized and unrealized gains (losses) on investments						4,056	(12,420)	(8,364)
Net impairment losses recognized in earnings							(720)	(720)
Corporate other income							50	50
Interest expense							(12,858)	(12,858)
Net foreign exchange gains							3,086	3,086
Merger and acquisition expenses							49,826	49,826
Corporate general and administrative expenses							(24,704)	(24,704)

(Loss) income before taxes						$(2,090)	$78,408	$144,153

Loss ratio (b)	69.1%	56.3%	61.3%	45.4%	58.6%
Combined ratio (c)	82.8%	86.6%	97.0%	77.6%	86.2%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2011 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$845,222	$221,795	$123,373	$1,190,390
Reinsurance ceded	(198,267)	(61,297)	(14,298)	(273,862)

	$646,955	$160,498	$109,075	$916,528

Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2010 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$591,763	$115,605	$61,087	$768,455
Reinsurance ceded	(172,106)	(53,201)	(7,496)	(232,803)

	$419,657	$62,404	$53,591	$535,652

The largest client in each of the six months ended June 30, 2011 and 2010 accounted for 5.5% and 3.5% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the six months ended June 30, 2011 and 2010 were from North America.

There were no new life and annuity transactions written in the six months ended June 30, 2011 and 2010.

4. BUSINESS COMBINATION

On May 12, 2010, pursuant to the terms of the Amalgamation Agreement, Harbor Point amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra, formerly known as Max Capital Group Ltd. Upon consummation of the Amalgamation, Max Capital Group Ltd. was renamed Alterra Capital Holdings Limited. The principal purpose of the Amalgamation was to create a larger, more diversified entity with greater market access and more underwriting opportunities than either company individually had prior to the Amalgamation.

The Amalgamation has been accounted for as a business combination, with Alterra the accounting acquirer. The Company has recorded the acquired assets and liabilities of Harbor Point at their fair values with the difference between the purchase price and the fair values being recorded as a negative goodwill gain.

The net loss reserves acquired include an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the three and six months ended June 30, 2011, $6.2 million and $12.3 million, respectively, have been amortized. For the three and six months ended June 30, 2010, $2.1 million was amortized. As of June 30, 2011, the unamortized balance of this fair value adjustment was $64.3 million.

The net unearned premiums acquired include a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of operations and comprehensive income over the next two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the three and six months ended June 30, 2011, $13.1 million and $28.1 million, respectively, have been amortized. For the three and six months ended June 30, 2010, $14.9 million was amortized. As of June 30, 2011, the unamortized balance of this fair value adjustment was $31.8 million.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The transaction expenses incurred relating to the Amalgamation primarily related to advisory, legal and other professional fees, the acceleration of stock-based compensation, and other merger-related expenses. These expenses have been presented along with the negative goodwill gain in the merger and acquisition expenses line in the Company’s consolidated statements of operations and comprehensive income, and are composed of the following:

(Expressed in thousands of U.S. Dollars)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Negative goodwill gain	$(95,788)	$(95,788)
Transaction expenses	22,337	27,081
Acceleration of stock-based compensation	18,881	18,881

Merger and acquisition expenses	$(54,570)	$(49,826)

5. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of June 30, 2011 and December 31, 2010 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
June 30, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$708,696	$13,695	$(3,452)	$—	$718,939
Non-U.S. governments	118,752	3,210	(4,584)	—	117,378
Corporate securities	2,537,018	85,743	(7,547)	—	2,615,214
Municipal securities	212,271	7,048	(949)	—	218,370
Asset-backed securities	206,436	1,210	(7,859)	(862)	198,925
Residential mortgage-backed securities (1)	1,124,395	36,854	(4,216)	—	1,157,033
Commercial mortgage-backed securities	348,892	29,820	(1,259)	—	377,453

	$5,256,460	$177,580	$(29,866)	$(862)	$5,403,312

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$903,197	$14,550	$(6,648)	$—	$911,099
Non-U.S. governments	76,178	3,756	(823)	—	79,111
Corporate securities	2,525,651	74,459	(9,572)	—	2,590,538
Municipal securities	237,772	3,319	(3,077)	—	238,014
Asset-backed securities	92,713	528	(8,914)	(23)	84,304
Residential mortgage-backed securities (1)	1,137,934	31,451	(5,784)	(2,140)	1,161,461
Commercial mortgage-backed securities	302,881	27,667	(2,432)	—	328,116

	$5,276,326	$155,730	$(37,250)	$(2,163)	$5,392,643

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,074,235 (December 31, 2010—$1,064,570).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,793,174	33.2	$1,975,669	36.6
AAA	1,146,157	21.2	1,010,313	18.7
AA	615,396	11.4	615,518	11.4
A	1,355,550	25.1	1,303,425	24.2
BBB	266,150	4.9	226,232	4.2
BB	24,165	0.4	32,021	0.6
B	106,444	2.0	138,703	2.6
CCC or lower	46,565	0.9	44,897	0.8
Not rated	49,711	0.9	45,865	0.9

	$5,403,312	100.0	$5,392,643	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,074,235 (December 31, 2010—$1,064,570).

The maturity distribution for available for sale fixed maturities held as of June 30, 2011 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$570,539	$575,601
After one year through five years	1,894,171	1,945,235
After five years through ten years	673,434	698,045
More than ten years	438,593	451,020

	3,576,737	3,669,901
Asset-backed securities	206,436	198,925
Mortgage-backed securities	1,473,287	1,534,486

	$5,256,460	$5,403,312

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities – Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of June 30, 2011 and December 31, 2010 were:

June 30, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,694	$722	$—	$30,416
Non-U.S. governments	584,039	32,364	—	616,403
Corporate securities	378,958	23,001	—	401,959
Asset-backed securities	1,000	4	—	1,004

	$993,691	$56,091	$—	$1,049,782

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,687	$513	$—	$30,200
Non-U.S. governments	538,274	48,779	—	587,053
Corporate securities	371,143	26,118	—	397,261
Asset-backed securities	1,000	—	(2)	998

	$940,104	$75,410	$(2)	$1,015,512

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of June 30, 2011 and December 31, 2010.

June 30, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,694	3.0	$30,416	2.9
AAA	696,439	70.1	737,096	70.2
AA	117,851	11.9	121,423	11.6
A	135,249	13.6	143,984	13.7
BBB	14,458	1.4	16,863	1.6

	$993,691	100.0	$1,049,782	100.0

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,687	3.2	$30,200	3.0
AAA	641,437	68.2	699,598	68.9
AA	113,140	12.0	118,276	11.6
A	141,683	15.1	151,127	14.9
BBB	12,744	1.4	14,764	1.5
Not rated	1,413	0.1	1,547	0.1

	$940,104	100.0	$1,015,512	100.0

The maturity distribution for held to maturity fixed maturities held as of June 30, 2011 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$50,133	$50,659
After one year through five years	124,563	127,901
After five years through ten years	153,806	163,121
More than ten years	664,189	707,097

	992,691	1,048,778
Asset-backed securities	1,000	1,004

	$993,691	$1,049,782

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the six months ended June 30, 2011 and 2010 was:

	Six Months Ended
	June 30,
(Expressed in thousands of U.S. Dollars)	2011	2010
Interest earned on investments and cash and cash equivalents	$131,241	$105,546
Interest earned on funds withheld	131	3,726
Amortization of premium on fixed maturities	(9,801)	(4,798)
Investment expenses	(4,140)	(2,807)

	$117,431	$101,667

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the six months ended June 30, 2011 and 2010 were:

	Six Months Ended
	June 30,
(Expressed in thousands of U.S. Dollars)	2011	2010
Gross realized gains on available for sale securities	$8,306	$7,073
Gross realized losses on available for sale securities	(4,883)	(3,812)
Net realized and unrealized losses on trading securities	(395)	(1,466)
Change in fair value of other investments	(27,620)	(10,159)

Net realized and unrealized losses on investments	$(24,592)	$(8,364)

Net other-than-temporary impairment losses recognized in earnings	$(1,382)	$(720)

Increase in net unrealized gains on available for sale fixed maturities, before tax	$30,535	$97,284

Included in net realized and unrealized gains (losses) on trading securities were $0.7 million of net realized losses recognized on trading securities sold during the six months ended June 30, 2011 ($0.3 million in the six months ended June 30, 2010).

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

The Company has reviewed all debt securities in an unrealized loss position at the end of the period to identify any securities for which there is an intention to sell after the period end. For those securities where there is such an intention, the OTTI charge (being the difference between the amortized cost and the fair value of the security) was recognized in net income. The Company has reviewed debt securities in an unrealized loss position to determine whether it is more likely than not that it will be required to sell those securities. The Company has considered its liquidity and working capital needs and determined that it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position. The Company has also performed a review of debt securities, which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

The Company recorded $0.4 million of OTTI in earnings for the three months ended June 30, 2011, all of which related to estimated credit losses ($0.3 million in the three months ended June 30, 2010, all of which related to estimated credit losses).

The Company recorded $1.4 million of OTTI in earnings for the six months ended June 30, 2011, all of which related to estimated credit losses ($0.7 million in the six months ended June 30, 2010, all of which related to estimated credit losses).

The following methodology and significant inputs were used to determine the estimated credit losses on residential mortgage-backed securities ($0.4 million and $1.4 million credit loss recognized for the three and six months ended June 30, 2011) during the three and six months ended June 30, 2011:

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of June 30, 2011 and as of December 31, 2010, were:

June 30, 2011 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$126,916	$3,452	$—	$—	$126,916	$3,452
Non-U.S. governments	38,057	4,584	—	—	38,057	4,584
Corporate securities	353,011	7,547	—	—	353,011	7,547
Municipal securities	38,730	949	—	—	38,730	949
Asset-backed securities	81,266	8,324	3,875	397	85,141	8,721
Residential mortgage-backed securities	181,954	4,216	—	—	181,954	4,216
Commercial mortgage-backed securities	67,211	1,259	—	—	67,211	1,259

	$887,145	$30,331	$3,875	$397	$891,020	$30,728

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agencies	$303,324	$6,648	$—	$—	$303,324	$6,648
Non-U.S. governments	15,687	823	—	—	15,687	823
Corporate securities	373,511	9,572	—	—	373,511	9,572
Municipal securities	83,134	3,077	—	—	83,134	3,077
Asset-backed securities	42,082	8,433	547	504	42,629	8,937
Residential mortgage-backed securities	298,301	7,924	1,333	—	299,634	7,924
Commercial mortgage-backed securities	48,861	2,432	418	—	49,279	2,432

	$1,164,900	$38,909	$2,298	$504	$1,167,198	$39,413

Of the total holding of 3,113 (as of December 31, 2010 – 2,881) available for sale securities, 483 (as of December 31, 2010 – 497) had unrealized losses as of June 30, 2011.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2011 and 2010:

(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at April 1	$4,320	$1,950
Addition for credit loss impairment recognized in the current period on securities previously impaired	353	300

Ending balance at June 30	$4,673	$2,250

(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at January 1	$3,767	$1,530
Addition for credit loss impairment recognized in the current period on securities not previously impaired	424	173
Addition for credit loss impairment recognized in the current period on securities previously impaired	958	547
Reduction for securities sold during the period	(476)	—

Ending balance at June 30	$4,673	$2,250

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Investments

The following is a summary of other investments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Hedge funds, at fair value	$317,786	90.7	$294,257	77.8
Catastrophe bonds, at fair value	—	—	47,248	12.5
Structured deposits, at fair value	26,859	7.7	26,809	7.1
Equity method investments	5,092	1.5	5,458	1.4
Derivatives, at fair value	456	0.1	4,356	1.2

	$350,193	100.0	$378,128	100.0

Hedge Funds

The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of June 30, 2011 and December 31, 2010 was:

	June 30, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$34,496	10.8	$35,815	12.2
Diversified arbitrage	22,532	7.1	27,892	9.5
Emerging markets	4,961	1.6	13,044	4.4
Event-driven arbitrage	26,696	8.4	30,175	10.2
Fund of funds	44,154	13.9	42,849	14.6
Global macro	49,213	15.5	49,700	16.9
Long/short credit	9,821	3.1	10,037	3.4
Long/short equity	124,214	39.1	82,065	27.9
Opportunistic	1,699	0.5	2,680	0.9

Total hedge fund portfolio	$317,786	100.0	$294,257	100.0

Redemptions receivable of $21.1 million and $38.1 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of June 30, 2011, and December 31, 2010, respectively.

As of June 30, 2011, the hedge fund portfolio was invested in nine strategies in 32 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

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

Of the Company’s June 30, 2011 outstanding redemptions receivable of $21.1 million, none of which is gated, $19.6 million was received in cash prior to August 1, 2011. The fair value of the Company’s holdings in funds with gates imposed as of June 30, 2011 was $26.9 million (December 31, 2010—$30.2 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of June 30, 2011, the fair value of hedge funds held in side-pockets was $41.4 million (December 31, 2010—$61.6 million).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Details regarding the redemption of the hedge fund portfolio as of June 30, 2011 was as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$34,496	$16,398	$18,098	Annually (3)	90 days
Diversified arbitrage	22,532	22,532	—	—	—
Emerging markets	4,961	4,961	—	—	—
Event-driven arbitrage	26,696	16,524	10,172	Quarterly	60 days
Fund of funds	44,154	—	44,154	(4)	45-370 days
Global macro	49,213	2,272	46,941	Monthly - Quarterly	3-90 days
Long/short credit	9,821	—	9,821	Quarterly	56 days
Long/short equity	124,214	3,873	120,341	Monthly - Annually (5)	30-90 days
Opportunistic	1,699	1,699	—	—	—

Total hedge funds	$317,786	$68,259	$249,527

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate as of June 30, 2011 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7.4 million is September 30, 2011, and for the remaining $10.7 million is December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $32.3 million as of June 30, 2011.
(5)	The next available redemption date for investments totaling $13.6 million is December 31, 2011, and for investments totaling $24.4 million is June 30, 2012. The remaining balance is redeemable monthly.

Details regarding the redemption of the hedge fund portfolio as of December 31, 2010 was as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$35,815	$18,663	$17,152	Biannually (3)	180 days
Diversified arbitrage	27,892	27,892	—	—	—
Emerging markets	13,044	13,044	—	—	—
Event-driven arbitrage	30,175	20,122	10,053	Quarterly	60 days
Fund of funds	42,849	—	42,849	(4)	45-370 days
Global macro	49,700	2,344	47,356	Monthly - Quarterly	3-90 days
Long/short credit	10,037	—	10,037	Quarterly	56 days
Long/short equity	82,065	7,044	75,021	Monthly - Annually	30-90 days
Opportunistic	2,680	2,680	—	—	—

Total hedge funds	$294,257	$91,789	$202,468

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate as of December 31, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7.2 million is September 30, 2011, and for the remaining $10.0 million is December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $31.4 million as of December 31, 2010.

As of June 30, 2011, the Company had one unfunded commitment of $9.5 million related to its hedge fund portfolio (December 31, 2010 - $nil).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of June 30, 2011, the estimated fair value of the Company’s investment in catastrophe bonds was $nil (December 31, 2010—$47.2 million). During the three months ended June 30, 2011, the Company disposed of all of its holdings in catastrophe bonds. For the three months ended June 30, 2011 and 2010, the Company recorded $0.8 million and $0.5 million, respectively, of net investment income from catastrophe bonds. For the six months ended June 30, 2011 and 2010, the Company recorded $1.7 million and $0.5 million, respectively, of net investment income from catastrophe bonds.

For the three months ended June 30, 2011 and 2010, the Company recorded a $0.3 million decrease and a $0.3 million increase, respectively, in the estimated fair value of the catastrophe bonds. For the six months ended June 30, 2011, the Company recorded a $25.6 million decrease in the estimated fair value of the catastrophe bonds, including a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan, whose estimated redemption value was $nil. For the six months ended June 30, 2010, the Company recorded a $0.3 million increase in the estimated fair value of the catastrophe bonds. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Structured Deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of June 30, 2011, the estimated fair value of the deposit was $26.9 million (December 31, 2010 - $26.8 million). For the three months ended June 30, 2011 and 2010, $1.3 million and $nil of losses, respectively, was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income. For the six months ended June 30, 2011 and 2010, $0.1 million and $nil million of gains, respectively, was recorded in net realized and unrealized gains (losses) on investments.

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

Restricted Assets

The total restricted assets as of June 30, 2011 and December 31, 2010 are as follows:

(Expressed in thousands of U.S. Dollars)	June 30, 2011	December 31, 2010
Restricted assets included in cash and cash equivalents	$344,423	$343,912
Restricted assets included in fixed maturities, at fair value	3,649,718	3,901,362
Restricted assets included in other investments	164,276	164,008

Total	$4,158,417	$4,409,282

As of June 30, 2011 and December 31, 2010, $2,959.5 million and $3,155.5 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of June 30, 2011 and December 31, 2010, $1,198.9 million and $1,253.8 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

At June 30, 2011, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and the investment managers, each of which utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian or the investment accounting service provider and validates this price through a process that includes, but is not limited to: (i) comparison to the price provided by the investment manager, with significant differences investigated; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to the Company’s knowledge of the current investment market.

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

•

Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Derivatives consist of convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The fair value of the equity call options is determined using an option adjusted spread model, the significant inputs for which include equity prices, interest rates, volatility rates and benchmark yields. The other derivative instruments are priced based on quoted market prices for similar securities. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

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

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at June 30, 2011 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of June 30, 2011, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2.5 million was made to the net asset value reported by the fund manager as of June 30, 2011 (December 31, 2010—$3.2 million) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2011.

June 30, 2011 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$314,757	$429,708	$—	$744,465
Non-U.S. governments	—	168,290	—	168,290
Corporate securities	—	2,743,228	—	2,743,228
Municipal securities	—	218,370	—	218,370
Asset-backed securities	—	203,598	—	203,598
Residential mortgage-backed securities	—	1,159,922	—	1,159,922
Commercial mortgage-backed securities	—	383,920	—	383,920

Total fixed maturities	314,757	5,307,036	—	5,621,793
Hedge funds	—	217,205	100,581	317,786
Structured deposit	—	26,859	—	26,859
Derivative assets	—	456	—	456

Other investments	—	244,520	100,581	345,101

	$314,757	$5,551,556	$100,581	$5,966,894

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$389,766	$605,780	$—	$995,546
Non-U.S. governments	—	79,111	—	79,111
Corporate securities	—	2,735,366	—	2,735,366
Municipal securities	—	238,014	—	238,014
Asset-backed securities	—	86,937	—	86,937
Residential mortgage-backed securities	—	1,168,389	—	1,168,389
Commercial mortgage-backed securities	—	334,152	—	334,152

Total fixed maturities	389,766	5,247,749	—	5,637,515
Hedge funds	—	171,017	123,240	294,257
Structured deposits	—	26,809	—	26,809
Catastrophe bonds	—	47,248	—	47,248
Derivative assets	—	4,356	—	4,356

Other investments	—	249,430	123,240	372,670

	$389,766	$5,497,179	$123,240	$6,010,185

The other investments above do not include investments accounted for using the equity method of $5.1 million and $5.5 million as of June 30, 2011 and December 31, 2010, respectively, in which the Company is deemed to have significant influence.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and six months ended June 30, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at April 1	$114,166	$135,683
Total gains or losses (realized/unrealized)
Included in net income	161	(3,388)
Included in other comprehensive income	—	—
Purchases	3,244	31,519
Issuances	—	—
Settlements	(16,109)	(13,862)
Transfers in and/or out of Level 3	(881)	—

Ending balance at June 30	$100,581	$149,952

The amount of total gains (losses) for the three months ended June 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30	$186	$(3,388)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at January 1	$123,240	$176,929
Total gains or losses (realized/unrealized)
Included in net income	556	(696)
Included in other comprehensive income	—	—
Purchases	4,154	34,354
Issuances	—	—
Settlements	(26,488)	(31,623)
Transfers in and/or out of Level 3	(881)	(29,012)

Ending balance at June 30	$100,581	$149,952

The amount of total gains (losses) for the six months ended June 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30	$399	$(696)

Transfers out of Level 3 for the six months ended June 30, 2011 and 2010 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of June 30, 2011, the Company held $87.6 million (December 31, 2010—$74.1 million) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 6. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the three and six months ended June 30, 2011. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. The Company has also entered into various foreign exchange derivatives as part of an opportunistic investment mandate granted to one of the Company’s investment managers.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of derivative instruments as of June 30, 2011 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$3,038	$—
Interest rate-linked derivatives	—	(2,584)
Foreign exchange forward contracts	2	—

Total derivatives	$3,040	$(2,584)

The fair values of derivative instruments as of December 31, 2010 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$5,273	$—
Interest rate-linked derivatives	—	(1,383)
Foreign exchange forward contracts	466	—

Total derivatives	$5,739	$(1,383)

The derivative assets and liabilities are included within other investments in the consolidated balance sheets as of June 30, 2011 and December 31, 2010.

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the three months ended June 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2011 Amount of Gain or (Loss) Recognized in Income on Derivative	2010 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(3,110)	$(1,649)
Interest rate-linked derivatives	(327)	(10,873)
Foreign exchange forward contracts	(397)	155

Total derivatives	$(3,834)	$(12,367)

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the six months ended June 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2011 Amount of Gain or (Loss) Recognized in Income on Derivative	2010 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(2,206)	$(3,170)
Interest rate-linked derivatives	(464)	(10,873)
Foreign exchange forward contracts	(490)	155

Total derivatives	$(3,160)	$(13,888)

The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of June 30, 2011 was $90.6 million.

The fair value of the 6.25% senior notes and 7.20% senior notes was $359.8 million and $94.1 million, respectively, as of June 30, 2011, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with the senior notes was $7.1 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $14.2 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.

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

10. EQUITY CAPITAL

The Board of Directors of the Company declared the following dividends during 2011 and 2010:

		Dividend to be paid
	Dividend	to shareholders of
Date Declared	per share	record on	Payable On
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2011, the Company repurchased 6,574,175 common shares at an average price of $21.88 per common share for a total amount of $143.8 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the six months ended June 30, 2011, 6,497,150 common shares were repurchased under the Board-approved share repurchase authorization, including 2,273,050 common shares acquired pursuant to a privately negotiated stock purchase agreement. As of June 30, 2011, the remaining authorization under the Company’s previously authorized share repurchase program was $185.5 million.

The Company’s total authorized share capital is $220.0 million. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.

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

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2011	2010
Basic earnings per share:
Net income	$32,635	$103,447
Weighted average common shares outstanding—basic	105,604,786	91,042,301

Basic earnings per share	$0.31	$1.14

Diluted earnings per share:
Net income	$32,635	$103,447

Weighted average common shares outstanding—basic	105,604,786	91,042,301
Conversion of warrants	1,247,975	420,613
Conversion of options	148,366	193,827
Conversion of employee stock purchase plan	2,506	4,689
Non participating restricted shares	108,276	—

Weighted average common shares outstanding—diluted	107,111,909	91,661,430

Diluted earnings per share	$0.30	$1.13

	Six Months Ended
	June 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2011	2010
Basic earnings per share:
Net (loss) income	$(14,052)	$139,828
Weighted average common shares outstanding—basic	106,385,007	73,779,447

Basic earnings (loss) per share	$(0.13)	$1.90

Diluted earnings per share:
Net (loss) income	$(14,052)	$139,828

Weighted average common shares outstanding—basic	106,385,007	73,779,447
Conversion of warrants	—	526,539
Conversion of options	—	214,258
Conversion of employee stock purchase plan	—	4,675

Weighted average common shares outstanding—diluted	106,385,007	74,524,919

Diluted earnings (loss) per share	$(0.13)	$1.88

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2011, the impact of the conversion of warrants and options of 2,910,788, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. Due to the net loss incurred in the six months ended June 30, 2011, all warrants and options were anti-dilutive. For the three and six months ended June 30, 2010, the impact of the conversion of warrants and options of 3,538,067 and 2,326,712, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements:

	As of	As of
(Expressed in thousands of U.S. Dollars)	June 30, 2011	December 31, 2010
Balance Sheet
Unearned property and casualty premiums	$14,010	$20,377
Premiums receivable	2,643	10,086
Losses and benefits recoverable from reinsurers	12,053	11,326
Property and casualty losses	266,575	299,610
Funds withheld from reinsurers	1,883	1,908

	Three Months Ended		Six Months Ended
(Expressed in thousands of U.S. Dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Statement of Operations
Gross premiums written	$2,523	$(3,673)	$3,764	$(3,673)
Earned premiums	2,964	405	7,872	405
Net losses and loss expenses	(2,031)	(6,609)	(555)	(6,609)
Acquisition costs	1,071	617	2,343	617

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	As of	As of
(Expressed in thousands of U.S. Dollars)	June 30, 2011	December 31, 2010
Balance Sheet
Losses and benefits recoverable from reinsurers	$47,229	$48,922
Deposit liabilities	13,105	12,877
Funds withheld from reinsurers	85,369	85,991
Reinsurance balance payable	108	(236)

	Three Months Ended		Six Months Ended
(Expressed in thousands of U.S. Dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Statement of Operations
Reinsurance premiums ceded	$101	$421	$121	$914
Earned premiums ceded	101	421	121	914
Other income	25	(150)	50	50
Net losses and loss expenses	—	(342)	—	(342)
Claims and policy benefits	(551)	436	(906)	968
Interest expense	1,691	3,806	1,980	5,297

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”), a Bermuda domiciled company. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of June 30, 2011, $1.5 million (December 31, 2010—$0.9 million) was included in premiums receivable and $4.6 million (December 31, 2010—$6.5 million) in losses and benefits recoverable from reinsurers related to this agreement.

Hedge Fund Managers

Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of Alterra’s significant shareholders, received aggregate management and incentive fees of $0.1 million and $0.1 million, respectively, in respect of Alterra Diversified’s assets invested in an underlying fund managed by Moore Capital for the three months ended June 30, 2011 and 2010. Management and incentive fees for the six months ended June 30, 2011 and 2010 were $0.2 million and $0.1 million, respectively.

Investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains (losses) on investments in the consolidated statements of operations and comprehensive income.

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

On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch (“ING”). This credit facility provides up to GBP 60.0 million for the issuance of letters of credit to provide capital (“Funds at Lloyd’s” or “FAL”) to support Lloyd’s syndicate commitments of Alterra at Lloyd’s operations. The facility may be terminated by ING at any time prior to December 31, 2011, subject to a four year notice requirement for any outstanding letters of credit.

In July 2009, Harbor Point entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30.0 million for the issuance of secured letters of credit in support of the operations of Alterra Re UK.

In December 2010, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 12, 2011.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of June 30, 2011 and December 31, 2010:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
June 30, 2011	$1,525,000	GBP	90,000

December 31, 2010	$1,525,000	GBP	90,000

Letters of credit issued and outstanding as of:
June 30, 2011	$906,042	GBP	70,107

December 31, 2010	$908,025	GBP	70,107

Cash and fixed maturities at fair value pledged as collateral as of:
June 30, 2011	$1,041,586	GBP	98,212

December 31, 2010	$1,103,742	GBP	96,112

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of June 30, 2011.

14. SHARE BASED EQUITY AWARDS

At Alterra’s May 5, 2008 Annual General Meeting of Shareholders, Alterra’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”) under which the Company may award, subject to certain restrictions, incentive stock options, non-qualified stock options, restricted stock, restricted stock units, share awards or other awards. The 2008 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a stock incentive plan approved by the shareholders in June 2000, as subsequently amended (the “2000 Plan”). Effective upon the adoption of the 2008 Plan, unused shares from the 2000 Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option awards or reload obligations pursuant to grants originally made under the 2000 Plan.

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

Warrants

Prior to the Amalgamation, the Company issued warrants to purchase the Company’s common shares to certain investors and employees of Max. The remaining outstanding warrants may be exercised at any time up to their expiration dates, the last of which is August 17, 2011. Warrants were issued with exercise prices approximating the fair value of the Company’s common shares on the date of issuance.

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

On May 12, 2010, the Company issued 8,911,449 replacement warrants in connection with the Amalgamation. The warrants were originally issued by Harbor Point to founding shareholders and employees in connection with the purchase of shares at the time of its formation. The warrants held by non-employees are subject to anti-dilution provisions consistent with those described above. The warrants held by employees are entitled to receive accumulated cash dividends upon exercise of the warrants. The warrant expiration dates range from December 15, 2015 to May 15, 2016.

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

			Weighted	Weighted	Range of
	Warrants	Warrants	Average	Average	Exercise
	Outstanding	Exercisable	Exercise Price	Fair Value	Prices
Balance, December 31, 2010	10,477,468	10,477,468	$19.66	$7.00	$13.88 - $26.48
Warrants exercised	(217,660)	(217,660)	$14.16	$5.68	$13.80 - $18.00
Additional warrants issued as a result of dividends declared	110,771	110,771	$19.38	$7.08	$13.80 - $19.53

Balance, June 30, 2011	10,370,579	10,370,579	$19.56	$7.03	$16.00 - $26.48

On each of February 8, 2011 and May 3, 2011, Alterra declared dividends of $0.12 per share. These dividends resulted in a reduction in the weighted average exercise price of $0.21 and an increase in the number of warrants outstanding by 110,771. A deferred dividend liability of $2.9 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the six months ended June 30, 2011 were exercised pursuant to the cashless exercise provision, which resulted in 83,946 shares being issued for the exercise of 217,660 warrants.

Stock Option Awards

Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. The Company issued 21,655 options during the three and six months ended June 30, 2011. The fair value of these awards was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

On May 12, 2010 the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan. The fair value of these replacement awards was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below. There were no other options granted during the six months ended June 30, 2010.

Option valuation assumptions:	2011	2010
Expected remaining option life	0.5 years	3.9 years
Expected dividend yield	2.21%	2.27%
Expected volatility	20.95%	37.7%
Risk-free interest rate	0.19%	1.84%

The Company recognized $0.1 million and $4.6 million of stock-based compensation expense related to stock option awards for the three months ended June 30, 2011 and 2010, respectively. The Company recognized $0.3 million and $4.8 million of stock-based compensation expense related to stock option awards for the six months ended June 30, 2011 and 2010, respectively. Of the 2010 amounts, $4.5 million for the three and six months ended June 30, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the three and six months ended June 30, 2010 was recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of June 30, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $0.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 was $0.9 million.

A summary of the 2000 Plan related activity follows:

			Weighted
			Average		Range of
	Options	Options	Exercise	Fair Value	Exercise
	Outstanding	Exercisable	Price	of Options	Prices
Balance, December 31, 2010	1,343,659	1,343,659	$21.49	$6.27	$8.45-33.76
Options granted	21,655		$21.75	$1.22	$21.63-22.12
Options exercised	(122,174)		$15.10	$5.34	$8.45-21.91
Options forfeited	(41,494)		$24.04	$2.29	$21.70-30.40

Balance, June 30, 2011	1,201,646	1,201,646	$22.05	$6.47	$8.85-33.76

A summary of the 2008 Plan related activity follows:

				Weighted
	Awards			Average		Range of
	Available	Options	Options	Exercise	Fair Value	Exercise
	for Grant	Outstanding	Exercisable	Price	of Options	Prices
Balance, December 31, 2010	1,999,819	108,333	54,167	$15.75	$6.01	$15.75
Restricted stock granted	(700,299)
Restricted stock forfeited	4,908
Restricted stock units granted	(79,208)

Balance, June 30, 2011	1,225,220	108,333	108,333	$15.75	$6.01	$15.75

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,437,493	2,168,857	1,736,950	$26.64	$5.20	$26.48-30.82
Restricted stock granted	(491,682)
Restricted stock forfeited	755
Options forfeited	30,593	(30,593)		$26.48	$5.19	$26.48

Balance, June 30, 2011	977,159	2,138,264	2,094,071	$26.64	$5.20	$26.48 -30.82

Restricted Stock Awards

Restricted stock and restricted stock units (“RSUs”) issued under the Plans have terms set by the Committee. These shares and RSUs contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. The fair value of the shares and RSUs is charged to income over the vesting period. Generally, restricted stock and RSU awards vest between three and five years after the date of grant. The Company has also issued restricted shares and restricted share units with vesting terms that include a performance condition related to growth in tangible book value per share over a five year period.

Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $11.5 million and $20.5 million for the three months ended June 30, 2011 and 2010, respectively, and was $22.2 million and $25.4 million for the six months ended June 30, 2011 and 2010, respectively.

A summary of the Company’s unvested restricted stock awards as of December 31, 2010 and changes during the six months ended June 30, 2011 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2010	3,357,982	$22.52	197,988	$22.81
Awards granted	1,191,981	$21.57	79,208	$21.45
Awards vested	(617,770)	$24.00	—	$—
Awards forfeited	(5,663)	$23.72	—	$—

Balance, June 30, 2011	3,926,530	$21.98	277,196	$22.42

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during subscription periods (the “Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million for each of the three months ended June 30, 2011 and 2010, and $0.1 million for each of the six months ended June 30, 2011 and 2010.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. SUBSEQUENT EVENTS

On July 1, 2011, Alterra Holdings, a wholly-owned subsidiary of the Company, private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several unrelated third party investors executed a subscription agreement with New Point IV Limited to purchase common shares of New Point IV Limited. Following execution of the subscription agreement and a subsequent issuance of common shares, Alterra Holdings held approximately 34.8% of the issued and outstanding common shares of New Point IV Limited. Alterra Holdings’ remaining commitment under the subscription agreement with New Point IV Limited is $73.1 million.

On July 10, 2011, Alterra E&S executed a renewal rights and asset purchase agreement with Selective Insurance Company of America, a member of the Selective Insurance Group, Inc., for the sale of the commercial excess and specialty lines business written under contract binding authority by Alterra E&S’s contracted general agents. Alterra E&S’s specialty personal lines business was not included as part of this transaction. The transaction was consummated on August 1, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the quarter and six months ended June 30, 2011 compared to the quarter and six months ended June 30, 2010 and our financial condition as of June 30, 2011. We completed the Amalgamation of Alterra Holdings and Harbor Point on May 12, 2010 and the results of operations of Alterra Holdings (as the amalgamated entity) have been included in our consolidated results only from that date. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have $ 2,793.1 million in consolidated shareholders’ equity as of June 30, 2011. In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 and long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

In Europe, we conduct our non-Lloyd’s operations from Dublin through Alterra Insurance Europe and Alterra Re Europe. In addition, until December 31, 2010, Alterra Bermuda operated a branch in the United Kingdom. Effective January 1, 2011, we commenced underwriting this business through Alterra Re UK, a branch of Alterra Re Europe. Our Lloyd’s operations are conducted through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, England. As of June 30, 2011, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2% and approximately 22%, respectively.

In the United States, our insurance operations are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled admitted insurance company. Through Alterra E&S and Alterra America, we write both admitted and non-admitted business throughout the United States and Puerto Rico. We conduct our U.S.-based reinsurance operations through Alterra Re USA, a Connecticut-domiciled reinsurance company.

In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s, operating locally in Rio de Janeiro using Lloyd’s admitted status, through Alterra Re Europe using a representative office in Bogota, and in Buenos Aires using a local subsidiary. In May 2011, we announced our intention to apply for a license to incorporate a local reinsurance company in Brazil. We believe that this will complement our existing presence in Brazil, and will provide us with greater access to additional reinsurance opportunities.

We employ personnel and hold assets within our global service companies incorporated in Ireland, Bermuda, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of June 30, 2011, the allocation of invested assets was 95.6% in cash and fixed maturities and 4.4% in other investments, principally hedge funds.

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

As a diversified insurer and reinsurer, which includes underwriting property catastrophe risks, we have substantial exposure to losses resulting from natural and man-made catastrophes. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. Potential claims from catastrophic events may cause substantial volatility in our financial results for any fiscal quarter. As a result, the financial measures that we use to analyze our performance will reflect this volatility in the short term; however, we believe these measures should demonstrate less volatility over the long term.

The table below shows the key performance indicators as of June 30, 2011, March 31, 2011 and December 31, 2010 and for the quarters and six months ended June 30, 2011 and 2010:

	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Book value per share (1)	$26.40	$25.76	$26.30
Diluted book value per share (1)	$25.98	$25.34	$25.99

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in millions of U.S. Dollars)
Net operating income(2)	$39.6	$58.8	$14.8	$99.5
Combined ratio(3)	93.7%	83.3%	103.5%	86.2%
Annualized return on average shareholders’ equity(4)	4.7%	17.8%	(1.0)%	14.3%
Annualized net operating return on average shareholders’ equity(2)(4)	5.7%	10.1%	1.1%	10.2%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is the sum of the loss ratio, the acquisition cost ratio and the general and administrative expense ratio for the property and casualty business.
(4)	Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (computed as the average of the quarterly average shareholders’ equity balances).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the quarter ended June 30, 2011, our book value per share on a basic and diluted basis increased by 2.5% and 2.5%, respectively. The increase in book value per share was driven by a combination of positive operating results and an increase in unrealized gains on our investment portfolio, together with share repurchases at a discount to book value per share.

Property catastrophe losses resulting from natural disasters in the United States in the second quarter, and those in Japan, New Zealand and Australia in the first quarter, had a significant effect on our results of operations for the quarter and six months ended June 30, 2011. We incurred losses from these events of $50.5 million, net of reinsurance, or $49.6 million, net of reinsurance and reinstatement premiums, for the quarter ended June 30, 2011, and $165.9 million, net of reinsurance, or $155.8 million, net of reinsurance and reinstatement premiums, for the six months ended June 30, 2011. These events are currently estimated to have caused industry losses in the tens of billions of dollars; however, our strategy of diversifying and limiting our property catastrophe risk exposures resulted in a manageable level of underwriting losses and limited the capital impact to less than 5.5% of our shareholders’ equity as of December 31, 2010. Together with our net operating income and an increase of $28.2 million in unrealized investment gains in shareholders’ equity for the six months ended June 30, 2011, our book value per diluted share remained virtually unchanged from December 31, 2010.

Despite the incurred losses from the quarter’s catastrophe events, our net operating income was $39.6 million for the quarter ended June 30, 2011, with a combined ratio of 93.7%, and $14.8 million for the six months ended June 30, 2011, with a combined ratio of 103.5%. The catastrophe losses principally affected our reinsurance and Alterra at Lloyd’s segments; however, both segments continued to have positive underwriting income for the quarter ended June 30, 2011. Net favorable development on prior year loss reserves was $48.5 million for the quarter ended June 30, 2011, reducing the combined ratio by 14.0 percentage points, and was distributed across our insurance, reinsurance and Alterra at Lloyd’s segments.

We decreased our share repurchase activity during the quarter ended June 30, 2011, while still taking advantage of select opportunities to purchase our common shares in the market. We spent $6.7 million repurchasing 311,000 shares in the market during the quarter at an average price of $21.51, a 15.1% discount to our March 31, 2011 diluted book value per share. For the six months ended June 30, 2011, we spent $142.2 million under our share repurchase authorization, repurchasing 6,497,150 shares at an average price of $21.89, a 15.8% discount to our December 31, 2010 diluted book value per share. As of June 30, 2011, our remaining share repurchase authorization was $185.5 million.

We target a long-term annualized net operating return on average shareholders’ equity (“annualized net operating ROE”) of the risk free rate plus 10% over the cycle. For the quarter and six months ended June 30, 2011, our annualized net operating ROE and annualized return on average shareholders’ equity fell short of our target primarily due to the significant property catastrophe event losses in the quarter and six month period.

The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe the industry is currently in a period of excess underwriting capacity, and while the current year’s property catastrophe events have likely eroded some of that capacity, there remains uncertainty regarding the timing, location and scale of a favorable turn in the market. In addition, the industry is operating in a low interest rate environment, which has decreased our ability to generate meaningful investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity. We seek to manage and monitor our aggregate exposure so that the estimated maximum impact of a catastrophic event or series of catastrophic events on our short tail catastrophe exposed business is less than 20% of our beginning of year shareholders’ equity on an annual basis for a modeled 1 in 250 year event. This limitation is a self-imposed target that can be adjusted if and when we believe that the proper pricing environment exists. Although we are currently approaching this target, we continue to monitor the pricing environment and believe that we have the capital and operational flexibility to take advantage of a hardening market.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the quarter and six months ended June 30, 2011. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations – For the quarter and six months ended June 30, 2011 and 2010

The following is a discussion and analysis of our consolidated results of operations for the quarter and six months ended June 30, 2011 and 2010, which are summarized below:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$563.9	$399.0	41.3%	$1,191.8	$770.1	54.8%
Reinsurance premiums ceded	(136.6)	(79.7)	71.4%	(274.0)	(232.9)	17.6%

Net premiums written	$427.3	$319.3	33.8%	$917.8	$537.2	70.8%

Net premiums earned	$348.9	$293.3	19.0%	$728.8	$487.5	49.5%
Net investment income	59.7	53.3	12.0%	117.4	101.7	15.4%
Net realized and unrealized losses on investments	(5.8)	(14.8)	(60.8)%	(24.6)	(8.4)	192.9%
Net impairment losses recognized in earnings	(0.4)	(0.3)	(33.3)%	(1.4)	(0.7)	100.0%
Other income	0.7	0.2	250.0%	2.0	0.6	233.3%

Total revenues	403.1	331.7	21.5%	822.2	580.7	41.6%

Net losses and loss expenses	211.1	159.8	32.1%	515.5	284.8	81.0%
Claims and policy benefits	15.6	13.9	12.2%	30.3	31.6	(4.1)%
Acquisition costs	64.7	48.8	32.6%	135.3	73.0	85.3%
Interest expense	10.6	7.9	34.2%	19.1	12.9	48.1%
Net foreign exchange gains	3.1	(0.6)	n/a	2.2	(3.1)	n/a
Merger and acquisition expenses	—	(54.6)	(100.0)%	—	(49.8)	(100.0)%
General and administrative expenses	69.7	50.7	37.5%	140.9	87.2	61.6%

Total losses and expenses	374.8	225.9	65.9%	843.3	436.6	93.2%

Income (loss) before taxes	28.3	105.8	(73.3)%	(21.1)	144.1	(114.6)%

Income tax (benefit) expense	(4.3)	2.4	(279.2)%	(7.0)	4.3	(262.8)%

Net income (loss)	$32.6	$103.4	(68.5)%	$(14.1)	$139.8	(110.1)%

Loss ratio(a)	60.7%	54.6%		70.9%	58.6%
Acquisition cost ratio(b)	18.5%	16.6%		18.6%	15.0%
General and administrative expense ratio(c)	14.5%	12.0%		14.1%	12.6%
Combined ratio(d)	93.7%	83.3%		103.5%	86.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premium earned for the property and casualty business.

Premiums. Gross premiums written for the quarter ended June 30, 2011 increased by 41.3% compared to the prior year period and gross premiums written for the six months ended June 30, 2011 increased by 54.8% compared to the prior year period. The principal reason for this increase was the additional premiums written as a result of the Amalgamation, and strategic growth in the form of added underwriting teams in the insurance, reinsurance and Alterra at Lloyd’s segments.

A discussion of pro forma reinsurance segment results including Harbor Point in the 2010 comparative figures is in the section entitled Reinsurance Segment on a pro forma basis. On a pro forma basis, gross premiums written and net premiums earned for the quarter and six months ended June 30, 2011 and 2010 would have been as follows:

	Quarter Ended June 30, 2011	% change	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	% change	Six Months Ended June 30, 2010
	(In millions of U.S. Dollars)			(In millions of U.S. Dollars)
Gross premiums written (1)	$563.9	18.3%	$476.6	$1,191.8	3.3%	$1,153.5
Net premiums earned (1)	$348.9	(5.2)%	$368.1	$728.8	3.2%	$706.4

(1)	The above pro forma financial information for the quarter and six months ended June 30, 2010 is provided, for informational purposes only, to present a summary of the combined gross premiums written and net premiums earned of the Company and the former Harbor Point companies assuming the Amalgamation occurred on January 1, 2010.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2011 was 24.2% and 23.0%, respectively, compared to 20.0% and 30.2%, respectively, in the prior year periods. The ratio for the quarter ended June 30, 2011 increased compared to the prior year period due to the prior year quarter including a non-recurring $20.6 million reduction in ceded premiums written in our U.S. specialty segment. Excluding this item, the ratio in the prior year quarter was 25.1%. The decrease in the percentage of reinsurance premiums ceded in the six months ended June 30, 2011 compared to the prior year period was principally due to the Amalgamation, the reduction in the amount of business ceded by our reinsurance segment and the decision to retain more risk in general. We continually monitor our need for reinsurance based on aggregate risk exposures.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the quarter and six months ended June 30, 2011 compared to the prior year period was principally due to the incremental earnings as a result of the Amalgamation. In addition, increased retentions in our U.S. specialty segment and organic growth in our Alterra at Lloyd’s segment contributed to the increase in net premiums earned.

Net investment income. Net investment income for the quarter and six months ended June 30, 2011 increased by 12.0% and 15.4%, respectively, compared to the prior year periods. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, and additional investment income generated by reinvesting cash into fixed maturity securities. Our average annualized investment yield was 3.11% and 3.12%, respectively for the quarter and six months ended June 30, 2011, and 3.35% and 3.58% for the quarter and six months ended ended June 30, 2010. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested the cash generated by operations, or the cash generated from maturing investments, into our fixed maturity portfolio, the yield on our portfolio has decreased. Due to the anticipated continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. The principal component of the net loss for the quarter ended June 30, 2011 was a $3.1 million decrease in the fair value of embedded call options within our convertible bonds, and a decrease in fair value of our hedge funds of $1.9 million. The principal component of the net loss for the six months ended June 30, 2011 was a $25.0 million loss on one catastrophe bond with exposure to the Japan earthquake and tsunami. Investment losses from hedge funds decreased by $1.4 million and gains from hedge funds decreased by $2.8 million, for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods.

Net losses and loss expenses, and claims. The loss ratio increased by 6.1 and 12.3 percentage points, for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2011 of $48.5 million and $78.7 million, respectively, compared to $24.1 million and $41.2 million in the prior year periods;

•

The net favorable development for the quarter ended June 30, 2011 from our segments was as follows: insurance - $14.7 million (2010 - $9.4 million); reinsurance - $23.9 million (2010 - $11.6 million); and Alterra at Lloyd’s - $9.9 million (2010 - $3.1 million). The net favorable development for the six months ended June 30, 2011 from our segments was as follows: insurance - $22.1 million (2010 - $14.9 million); reinsurance - $46.7 million (2010 - $20.8 million); U.S. specialty - $nil (2010 - $0.8 million); and Alterra at Lloyd’s - $9.9 million (2010 - $4.7 million);

•

Excluding the net favorable loss development, the loss ratio was 74.6% and 81.7% for the quarter and six months ended June 30, 2011 compared to 62.9% and 67.1% for the prior year periods. The increase in the loss ratios compared to the prior year periods was principally due to the increase in significant property and catastrophe losses in 2011. This was partially offset by changes in the mix of business towards short tail lines of business. The quarter and six months ended June 30, 2011 also benefitted from $6.2 million and $12.3 million, respectively, of amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation; and

•

For the quarter and six months ended June 30, 2011, our results included incurred losses net of reinsurance of $50.5 million and $165.9 million, respectively, related to significant property catastrophe events and significant per-risk losses. The significant property catastrophe event net losses for the quarter ended June 30, 2011 included $44.8 million related to natural disasters in the U.S., which include the series of tornadoes, other severe weather and flooding along the Mississippi River during the second quarter of 2011, with the remainder related to increased loss estimates on property catastrophe events from the first quarter of 2011. The significant property catastrophe event net losses for the six months ended June 30, 2011 included losses related to the Japan earthquake and tsunami, the U.S. tornadoes and floods, the New Zealand earthquake, the Australia floods and Cyclone Yasi. For the quarter and six months ended June 30, 2010, our results included net losses of $20.3 million and $29.9 million, respectively, for property catastrophe events, including losses resulting from the Chile earthquake, European windstorm Xynthia and Australia hailstorms.

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

Claims and policy benefits. We did not write any new life and annuity reinsurance contracts in the quarter or six months ended June 30, 2011 and 2010, respectively. We do not intend to write any new life and annuity reinsurance contracts in our life and annuity reinsurance segment in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the quarter and six months ended June 30, 2011 increased by 1.9 and 3.6 percentage points, respectively, compared to the prior year periods. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned changes our acquisition cost ratio from quarter to quarter. The increase in the acquisition cost ratio was principally due to changes in the mix of business written. A decrease in the level of reinsurance purchased across our segments also contributed to the increase in the ratio for 2011. As we retain more business in our segments, we receive less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

Interest expense. Interest expense reflects interest on funds withheld from reinsurers, and interest on our senior notes and bank loan outstanding. Interest expense for the quarter and six months ended June 30, 2011 increased by $2.7 million and $6.2 million, respectively, compared to the prior year periods, principally due to an increase in senior notes outstanding.

Merger and acquisition expenses. Merger and acquisition expenses for the quarter and six months ended June 30, 2010 comprised advisory, legal and other professional fees, and other expenses related to the Amalgamation, offset by the negative goodwill gain of $95.8 million recorded in the quarter ended June 30, 2010.

General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2011 increased by $19.0 million and $53.7 million, respectively, compared to the prior year periods. The increase was principally related to the addition of general and administrative expenses related to the Amalgamation, which are not included in the prior year periods, and which increased the reinsurance segment and corporate general and administrative expenses. However, the corresponding increase in net premiums earned related to the Amalgamation partially mitigated the effect on our general and administrative expense ratio for the quarter and six months ended June 30, 2011. The increase in corporate general and administrative expenses of $3.9 million and $12.9 million for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods, was principally due to the prior year periods containing only Max’s expenses for most of the periods, together with the immediate expensing in the quarter and six months ended June 30, 2011 of some stock-based compensation awards for retirement eligible employees.

Segmental Results of Operations – For the quarter and six months ended June 30, 2011 and 2010

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

•

Alterra at Lloyd’s—This segment offers property and casualty quota share and excess of loss insurance and reinsurance from our London and Copenhagen offices, primarily to medium- to large- sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

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

Insurance Segment

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$141.3	$139.0	1.7%	$212.5	$208.4	2.0%
Reinsurance premiums ceded	(56.0)	(47.4)	18.1%	(99.2)	(87.1)	13.9%

Net premiums written	$85.3	$91.6	(6.9)%	$113.3	$121.3	(6.6)%

Net premiums earned	$53.0	$59.6	(11.1)%	$107.2	$112.5	(4.7)%
Net losses and loss expenses	(29.0)	(38.3)	(24.3)%	(63.7)	(77.7)	(18.0)%
Acquisition costs	0.4	(0.8)	(150.0)%	0.2	(0.5)	(140.0)%
General and administrative expenses	(8.9)	(8.1)	9.9%	(18.7)	(15.0)	24.7%
Other income	0.1	0.1	—%	1.0	0.1	n/a

Underwriting income	$15.6	$12.5	24.8%	$26.0	$19.4	34.0%

Loss ratio(a)	54.7%	64.2%		59.4%	69.1%
Acquisition cost ratio(b)	(0.7)%	1.4%		(0.2)%	0.4%
General and administrative(c) expense ratio	16.7%	13.6%		17.4%	13.3%
Combined ratio(d)	70.8%	79.2%		76.7%	82.8%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended June 30, 2011	% of Premium Written	% Ceded	Quarter Ended June 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$3.8	2.7%	24.2%	$6.6	4.8%	38.5%
Excess liability	41.4	29.3%	47.9%	38.0	27.3%	40.1%
Professional liability	66.0	46.7%	31.5%	67.1	48.3%	29.7%
Property	30.1	21.3%	48.1%	27.3	19.6%	35.7%

	$141.3	100.0%	39.6%	$139.0	100.0%	34.1%

	Six Months Ended June 30, 2011	% of Premium Written	% Ceded	Six Months Ended June 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$5.2	2.4%	35.6%	$9.0	4.3%	40.3%
Excess liability	68.8	32.4%	48.6%	64.6	31.0%	44.1%
Professional liability	92.8	43.7%	42.1%	94.7	45.5%	39.7%
Property	45.7	21.5%	54.4%	40.1	19.2%	43.3%

	$212.5	100.0%	46.7%	$208.4	100.0%	41.8%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2011 increased by 1.7% and 2.0%, respectively, compared to the prior year periods. Significant factors affecting gross premiums written were:

•	An increase in excess liability and property gross premiums written, principally due to improved pricing conditions in these lines of business; and

•

Continuing competitive pricing conditions in aviation and professional liability have resulted in slight decreases in the level of business written. Our objective is to continue to be selective in our renewals and new business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2011 was 39.6% and 46.7%, respectively, compared to 34.1% and 41.8%, respectively, in the prior year periods. The amount of reinsurance that we purchase can vary significantly by line of business. The increase in the percentage of reinsurance premiums ceded for the quarter and six months ended June 30, 2011 was principally due to changes in the mix of business.

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

Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2011 decreased by 9.5 and 9.7 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2011 of $14.7 million and $22.1 million, respectively, compared to $9.4 million and $14.9 million in the prior year periods;

•

Net favorable loss development in the quarter and six months ended June 30, 2011 was principally in the following lines of business and accident years: property (2009), excess liability (2005) and aviation (2009-2010). We recognized net favorable development in the quarter and six months ended June 30, 2010 principally in the following lines of business and accident years: aviation (2008) and property (2008-2009);

•

Excluding the net favorable loss development, the loss ratio was 82.5% and 80.0% for the quarter and six months ended June 30, 2011, respectively, compared to 80.6% and 83.1% for the quarter and six months ended June 30, 2010, respectively. The increase in the loss ratio for the quarter and six month period was principally due to increased property catastrophe losses in the quarter and six months ended June 30, 2011 partially offset by better current year loss experience in our aviation line of business; and

•

For the quarter ended June 30, 2011, our results included an increase of $3.7 million in our estimate of net losses related to the Japan earthquake and tsunami and the flooding in Australia. For the six months ended June 30, 2011, we recorded net losses of $6.5 million related to property catastrophe events in Japan and Australia. The quarter and six months ended June 30, 2010 included net losses of $1.6 million related to the earthquake in Chile.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs generally fluctuate based on shifts in business mix quarter over quarter.

General and administrative expenses. The increase in general and administrative expenses for the quarter and six months ended June 30, 2011 compared to the prior year periods was principally due to adjustments to incentive-based compensation and expenses associated with expanding our underwriting infrastructure within Alterra Insurance USA.

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

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$248.8	$119.6	108.0%	$623.8	$274.4	127.3%
Reinsurance premiums ceded	(28.3)	(13.3)	112.8%	(65.6)	(58.7)	11.8%

Net premiums written	$220.5	$106.3	107.4%	$558.2	$215.7	158.8%

Net premiums earned	$196.9	$155.7	26.5%	$426.6	$235.5	81.1%
Net losses and loss expenses	(125.6)	(82.4)	52.4%	(312.5)	(132.5)	135.8%
Acquisition costs	(44.4)	(32.7)	35.8%	(93.5)	(47.6)	96.4%
General and administrative expenses	(22.9)	(14.8)	54.7%	(46.2)	(23.8)	94.1%
Other income	0.6	0.1	500.0%	0.6	0.1	500.0%

Underwriting income (loss)	4.6	25.9	(82.2)%	(25.0)	31.7	(178.9)%
Loss ratio(a)	63.8%	53.0%		73.2%	56.3%
Acquisition cost ratio (b)	22.5%	21.0%		21.9%	20.2%
General and administrative expense ratio (c)	11.6%	9.5%		10.8%	10.1%
Combined ratio (d)	98.0%	83.5%		106.0%	86.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended June 30, 2011	% of Premium written	% Ceded	Quarter Ended June 30, 2010	% of Premium written	% Ceded
	(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$8.7	3.5%	—%	$(2.5)	(2.1)%	(2.5)%
Auto	55.1	22.2%	—%	—	—%	—%
Aviation	0.1	—%	124.4%	8.6	7.2%	19.7%
Credit/surety	1.6	0.6%	—%	(1.5)	(1.3)%	—%
General casualty	22.0	8.8%	—%	(0.9)	(0.8)%	—%
Marine & energy	(0.6)	(0.2)%	1.9%	5.0	4.2%	1.3%
Medical malpractice	11.2	4.5%	0.5%	7.8	6.5%	(0.2)%
Other	0.4	0.2%	—%	0.1	0.1%	—%
Professional liability	39.5	15.9%	—%	32.0	26.8%	—%
Property	106.2	42.7%	26.3%	61.1	51.1%	17.5%
Whole account	0.3	0.1%	—%	2.4	2.0%	—%
Workers’ compensation	4.3	1.7%	4.6%	7.5	6.3%	6.2%

	$248.8	100.0%	11.4%	$119.6	100.0%	11.2%

	Six Months Ended June 30, 2011	% of Premium written	% Ceded	Six Months Ended June 30, 2010	% of Premium written	% Ceded
	(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$29.5	4.7%	0.3%	$33.3	12.1%	2.1%
Auto	70.3	11.3%	—%	—	—%	—%
Aviation	1.0	0.2%	26.0%	13.4	4.9%	16.3%
Credit/surety	26.0	4.2%	—%	(1.5)	(0.5)%	—%
General casualty	38.3	6.1%	—%	12.2	4.4%	3.0%
Marine & energy	16.5	2.6%	—%	9.1	3.3%	2.8%
Medical malpractice	28.8	4.6%	1.3%	35.0	12.8%	5.2%
Other	2.2	0.4%	0.4%	1.1	0.4%	72.3%
Professional liability	99.2	15.9%	—%	43.9	16.0%	—%
Property	256.0	41.0%	25.2%	107.0	39.0%	50.6%
Whole account	35.3	5.7%	0.1%	4.9	1.8%	—%
Workers’ compensation	20.7	3.3%	1.0%	16.0	5.8%	(9.5)%

	$623.8	100.0%	10.5%	$274.4	100.0%	21.4%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2011 increased by 108.0% and 127.3%, respectively, compared to the prior year periods. Due to the material impact on gross written premium volume between the 2010 and 2011 periods resulting from the Amalgamation, a discussion of the variances in gross written premium is not meaningful. A comparative discussion of changes in gross premiums written, which we believe is more meaningful, is provided in the section entitled Reinsurance Segment on a pro forma basis.

Reinsurance premiums ceded increased by 112.8% and 11.8% for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods. These increases were principally due to an increase in property quota share reinsurance ceded. The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2011 was 11.4% and 10.5%, respectively, compared to 11.2% and 21.4%, respectively, in the prior year periods. The decrease in the percentage of reinsurance premiums ceded is principally due to the Amalgamation and a planned reduction in the amount of business ceded by our reinsurance segment.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the quarter and six months ended June 30, 2011 compared to the prior year periods was principally due to the incremental earnings of the Harbor Point portfolio of contracts, which are included within the entire 2011 periods but are only included for a portion of the comparable 2010 periods.

Net losses and loss expenses. The loss ratio increased by 10.8 and 16.9 percentage points for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2011 was $23.9 million and $46.7 million, respectively, compared to $11.6 million and $20.8 million in the prior year periods;

•

Net favorable development in the quarter ended June 30, 2011 was principally on the following lines of business and accident years: net favorable development on property (2007-2010), whole account (2006-2007) and agriculture (2009), partially offset by net adverse development on medical malpractice (2008-2010). Net favorable development in the six months ended June 30, 2011 was principally on the following lines of business and accident years: net favorable development on property (2007-2010), whole account (2006-2007), agriculture (2009) and aviation (2006-2009), partially offset by net adverse development on general casualty (2006-2007) and medical malpractice (2008-2010). Net favorable development in the prior year periods was principally on our property, whole account and workers’ compensation lines of business, partially offset by net adverse development on our aviation line of business;

•

Excluding net favorable loss development, the loss ratio was 75.9% and 84.2% for the quarter and six months ended June 30, 2011, respectively, compared to 60.4% and 65.1% for the prior year periods. The increase in the loss ratio for the quarter and six months ended June 30, 2011 compared to the prior year period was principally due to the increase in property catastrophe and significant per-risk losses. This was partially offset by the shift in mix of business towards more short-tail lines of business since the Amalgamation, and the benefit of $6.2 million and $12.3 million for the quarter and six months ended June 30, 2011, respectively, of amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation;

•

The quarter and six months ended June 30, 2011 included $33.3 million and $118.0 million, respectively, in significant property catastrophe-related and significant per-risk losses. For the quarter ended June 30, 2011, $33.1 million of these losses resulted from the natural disasters in the U.S., including the series of tornadoes and other severe weather and flooding along the Mississippi River that occurred during the second quarter. For the six months ended June 30, 2011, property catastrophe losses included losses for the Japan earthquake and tsunami, Australia floods, Cyclone Yasi, New Zealand earthquake and U.S. tornadoes and flooding. The quarter and six months ended June 30, 2010 included $10.4 million and $14.9 million, respectively, in significant property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, Europe windstorm Xynthia and Australia hail storms.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the quarter and six months ended June 30, 2011 increased 1.5 and 1.7 percentage points, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio was principally due to an increase in the proportion of net premiums earned from our casualty lines of business, which tend to have higher acquisition cost ratios than our property line.

General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2011 increased $8.1 million and $22.4 million, respectively, compared to the prior year periods. The increases were principally due to the inclusion of the former Harbor Point companies’ expenses for the period from May 12, 2010. In addition, the quarter ended June 30, 2011 included a full quarter of stock-based compensation expense, whereas the prior year period only included half a quarter of stock-based compensation expense due to the Amalgamation. The increase in general and administrative expenses for the six months ended June 30, 2011 did not result in a significant change to our general and administrative expense ratio due to a similar percentage increase in net premiums earned.

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the quarter and six months ended June 30, 2010 for informational purposes only, as if the Amalgamation had occurred on January 1, 2010. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$248.8	$197.1	26.2%	$623.8	$657.8	(5.2)%
Net premiums earned	196.9	226.3	(13.0)%	426.6	441.3	(3.3)%
Net losses and loss expenses	(125.6)	(136.2)	(7.8)%	(312.5)	(265.9)	17.5%
Acquisition costs	(44.4)	(47.2)	(5.9)%	(93.5)	(89.9)	4.0%
General and administrative expenses	(22.9)	(16.5)	38.8%	(46.2)	(33.4)	38.3%
Loss ratio(a)	63.8%	60.2%		73.2%	60.2%
Acquisition cost ratio (b)	22.5%	20.8%		21.9%	20.4%
General and administrative expense ratio (c)	11.6%	7.3%		10.8%	7.6%
Combined ratio (d)	98.0%	88.3%		106.0%	88.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

Gross Premiums Written by Type of Risk:

	Quarter Ended June 30, 2011	% of Premium Written	Quarter Ended June 30, 2010	% of Premium Written	Six Months Ended June 30, 2011	% of Premium Written	Six Months Ended June 30, 2010	% of Premium Written
	(Expressed in millions of U.S. Dollars)				(Expressed in millions of U.S. Dollars)
Agriculture	$8.7	3.5%	$(4.6)	(2.3)%	$29.5	4.7%	$51.3	7.8%
Auto	55.1	22.2%	14.4	7.3%	70.3	11.3%	32.4	4.9%
Aviation	0.1	—%	8.6	4.4%	1.0	0.2%	14.8	2.3%
Credit/surety	1.6	0.6%	1.5	0.8%	26.0	4.2%	25.1	3.8%
General casualty	22.0	8.8%	6.7	3.4%	38.3	6.1%	49.1	7.5%
Marine & energy	(0.6)	(0.2)%	5.2	2.6%	16.5	2.6%	26.4	4.0%
Medical malpractice	11.2	4.5%	6.4	3.2%	28.8	4.6%	40.2	6.1%
Other	0.4	0.2%	0.3	0.1%	2.2	0.4%	6.0	0.9%
Professional liability	39.5	15.9%	51.6	26.2%	99.2	15.9%	107.4	16.4%
Property	106.2	42.7%	96.7	49.0%	256.0	41.0%	235.7	35.8%
Whole account	0.3	0.1%	3.1	1.6%	35.3	5.7%	50.2	7.6%
Workers’ compensation	4.3	1.7%	7.2	3.7%	20.7	3.3%	19.2	2.9%

	$248.8	100.0%	$197.1	100.0%	$623.8	100.0%	$657.8	100.0%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2011 would have been 26.2% higher and 5.2% lower, respectively, than the prior year periods. Significant factors affecting gross premiums written were:

For the quarter ended June 30, 2011:

•

Gross premiums written in our agriculture line of business would have increased principally due to a shift in the timing of a contract renewal from the first quarter of 2010 to the second quarter of 2011 that accounted for $15.0 million;

•

Gross premiums written in our auto line of business would have increased principally due to a shift in the timing of a contract renewal from the first quarter of 2010 to the second quarter of 2011 that accounted for $25.0 million. In addition, there would have been a significant increase in one quota share contract that renewed in the quarter due to price and volume increases at the ceding company as well as an increased participation on the contract;

•

Gross premiums written in our general casualty line of business would have increased principally due to a shift in the timing of a contract renewal from the first quarter of 2010 to the second quarter of 2011 that accounted for $11.2 million; and

•

Gross premiums written would have decreased in the professional liability line of business principally due to contracts not renewed or reductions in our participations due to a more competitive pricing environment.

For the six months ended June 30, 2011:

•	Gross premiums written in our agriculture line of business would have decreased principally due the non-renewal of a $29.9 million contract resulting from the client retaining more business;

•

Gross premiums written in our auto line of business would have increased principally due to an increase in quota share contracts that renewed in the period due to price and volume increases at the ceding companies as well as an increased participation on one contract. In addition, the six months ended June 30, 2011 would have included an increase in premium estimates of $9.5 million on 2010 quota share contracts also primarily due to price and volume increases at the ceding companies;

•

Gross premiums written in our aviation, general casualty, marine & energy and professional liability lines of business would have decreased principally due to contracts not renewed or reductions in our participation due to a more competitive pricing environment;

•

Gross premiums written in our medical malpractice line of business would have decreased principally due to the non-renewal of one contract that accounted for $15.0 million. This would have been partially offset by an increase in premium estimates of $8.2 million in the six months ended June 30, 2011 compared to a decrease in premium estimates of $5.5 million in the six months ended June 30, 2010;

•

Gross premiums written in our property line of business would have increased principally due to new business and increases in participations due to improved pricing and market conditions. In addition, the six months ended June 30, 2011 would have included gross premiums written on property of $13.8 million compared to $1.4 million for the six months ended June 30, 2010 related to our Latin America operations; and

•	Gross premiums written in our whole account line of business would have decreased due to reductions in our participation on two quota share contracts.

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

Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2011 would have increased by 3.6 and 13.0 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio would have included:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2011 would have been $23.9 million and $46.7 million, respectively, compared to $17.1 million and $33.9 million in the prior year periods;

•

The net favorable development in the quarter and six months ended June 30, 2011 would have been principally due to favorable development on our property, whole account, and agriculture lines of business, partially offset by adverse development on our medical malpractice line of business. The favorable development in the quarter and six months ended June 30, 2010 would have been principally on our property, whole account and workers’ compensation lines of business, partially offset by adverse development on our aviation and marine & energy lines of business;

•

Excluding the net favorable loss development, the loss ratio would have been 75.9% and 84.2% for the quarter and six months ended June 30, 2011, respectively, compared to 67.7% and 67.9% for the prior year periods. The increase in the loss ratio for the 2011 quarter would have been principally due to a shift in the mix of business. The increase in the loss ratio for the six months ended June 30, 2011 would have been principally due to the significant increase in property catastrophe events and significant per-risk losses, together with a shift in the mix of business; and

•

The quarter and six months ended June 30, 2011 would have included $33.3 million and $118.0 million, respectively, in significant property catastrophe-related and significant per-risk losses, principally as a result of the Japan earthquake and tsunami, Australia floods, Cyclone Yasi, New Zealand earthquake and U.S. tornadoes and flooding. The quarter and six months ended June 30, 2010 would have included $39.6 million and $82.6 million, respectively, in significant property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, Chile earthquake, Europe windstorm Xynthia and Australia hail storms.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 1.7 and 1.5 percentage points for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio would have been principally due to an increase in the proportion of net premiums earned from our casualty lines of business, which tend to have higher acquisition cost ratios than our property line.

General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2011 would have increased compared with the prior year periods principally due to the transfer of some corporate function employees and expenses to the reinsurance segment as part of the Amalgamation integration and an increase in the number of retirement eligible employees whose stock-based compensation awards are fully expensed when granted.

U.S. Specialty Segment

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$99.5	$90.8	9.6%	$169.8	$164.7	3.1%
Reinsurance premiums ceded	(27.4)	(5.7)	380.7%	(61.0)	(53.8)	13.4%

Net premiums written	$72.1	$85.1	(15.3)%	$108.8	$110.9	(1.9)%

Net premiums earned	$51.1	$44.0	16.1%	$100.4	$74.8	34.2%
Net losses and loss expenses	(32.7)	(26.7)	22.5%	(64.1)	(45.9)	39.7%
Acquisition costs	(9.7)	(9.1)	6.6%	(17.7)	(12.8)	38.3%
General and administrative expenses	(9.3)	(6.3)	47.6%	(18.7)	(13.8)	35.5%

Underwriting (loss) income	$(0.6)	$1.9	(131.6)%	$(0.1)	$2.3	(104.3)%
Loss ratio (a)	64.1%	60.6%		63.8%	61.3%
Acquisition cost ratio (b)	18.9%	20.7%		17.6%	17.1%
General and administrative expense ratio (c)	18.2%	14.4%		18.6%	18.6%
Combined ratio (d)	101.1%	95.8%		100.1%	97.0%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

Gross Premiums Written by Type of Risk:

	Quarter Ended June 30, 2011	% of Premium Written	% Ceded	Quarter Ended June 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
General Liability	$18.4	18.5%	23.9%	$22.8	25.1%	22.6%
Marine	25.4	25.5%	40.6%	18.0	19.8%	55.1%
Professional Liability	4.9	4.9%	13.6%	1.8	2.0%	13.0%
Property	50.8	51.1%	23.6%	48.2	53.1%	(20.3)%

	$99.5	100.0%	27.5%	$90.8	100.0%	6.2%

Gross Premiums Written by Type of Risk:

	Six Months Ended June 30, 2011	% of Premium Written	% Ceded	Six Months Ended June 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
General Liability	$36.3	21.4%	23.7%	$42.8	26.0%	25.6%
Marine	42.5	25.0%	39.3%	34.1	20.7%	57.6%
Professional Liability	9.2	5.4%	14.1%	4.0	2.4%	15.4%
Property	81.8	48.2%	42.0%	83.8	50.9%	27.7%

	$169.8	100.0%	35.9%	$164.7	100.0%	32.7%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2011 increased 9.6% and 3.1%, respectively, compared to the prior year periods. The increase in gross premiums written was principally due to organic growth in business written in our marine and professional liability lines partially offset by a strategic decline in general liability business sourced from our contracted general agent distribution channel.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2011 was 27.5% and 35.9%, respectively, compared to 6.2% and 32.7% in the prior year periods. During the quarter ended June 30, 2010, premiums ceded was reduced by $20.6 million due to our cancellation of a property quota share treaty and the resulting return of prepaid premiums as of April 1, 2010. Excluding this cancellation, the ratio was 28.9% and 45.2% for the quarter and six months ended June 30, 2010, respectively. The resulting decrease is consistent with our intention to gradually retain more risk in the lines of business that we expect will have the greatest long term potential returns. The decrease was partially offset for the six months ended June 30, 2011 by an increase in the cost of property catastrophe reinsurance purchased in the quarter ended March 31, 2011.

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

Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2011 increased 3.5 and 2.5 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

There was no development of prior year loss reserves in the quarter and six months ended June 30, 2011 compared to net favorable development of $nil and $0.8 million in the quarter and six months ended June 30, 2010. The net favorable development in the quarter and six months ended June 30, 2010 was principally on our property line of business;

•

Excluding the net favorable loss development, the loss ratio was 64.1% and 63.8% for the quarter and six months ended June 30, 2011, respectively, compared to 60.6% and 62.3% for the prior year periods. The increase was principally due to changes in the mix of business, particularly an increase in the marine and professional liability lines of business, which have a higher average loss ratio than property lines, which declined as a percentage of gross premiums written; and

•

Our results for the quarter and six months ended June 30, 2011 include net losses of $4.5 million and $4.5 million, respectively, for property catastrophe losses and significant per risk losses compared to $8.6 million and $9.0 million for the quarter and six months ended June 30, 2010, respectively. These large loss events included losses for natural disasters in the U.S., including the series of tornadoes, other severe weather and flooding along the Mississippi River for the quarter and six months ended June 30, 2011, and Tennessee flooding and Northeastern U.S. storms for the quarter and six months ended June 30, 2010.

Acquisition expenses. The acquisition cost ratio for the quarter ended June 30, 2011 was lower compared to the prior year period due to a temporary increase in acquisition costs in the prior year period resulting from the cancellation of a ceded property quota share treaty and the reversal of estimated profit sharing commission. Acquisition costs increased for the six months ended June 30, 2011 compared to the prior year period as we have reduced the amount of reinsurance purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2011 increased $3.0 million and $4.9 million, respectively, compared to the prior year periods. The increase in the general and administrative expense ratio for the quarter ended June 30, 2011 compared to the prior year period was principally due to a combination of additional expenses in the quarter ended June 30, 2011, and a reduction of expenses in the prior year period. The quarter ended June 30, 2011 included additional costs associated with the negotiation of the sale of renewal rights to our contract binding distribution channel, as well as the establishment of our new excess casualty platform. In addition, the quarter ended June 30, 2011 included a full quarter of stock-based compensation expense, whereas the prior year period only included half a quarter of stock-based compensation expense due to the Amalgamation. For the six months ended June 30, 2011, the general and administrative expense ratio is consistent with the prior year period.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$73.5	$48.8	50.6%	$184.3	$120.9	52.4%
Reinsurance premiums ceded	(24.9)	(13.2)	88.6%	(48.1)	(33.2)	44.9%

Net premiums written	$48.6	$35.6	36.5%	$136.2	$87.7	55.3%

Net premiums earned	$47.2	$33.2	42.2%	$93.4	$63.2	47.8%
Net losses and loss expenses	(23.8)	(12.4)	91.9%	(75.3)	(28.7)	162.4%
Acquisition costs	(10.9)	(6.1)	78.7%	(24.0)	(11.8)	103.4%
General and administrative expenses	(9.5)	(5.8)	63.8%	(19.3)	(8.5)	127.1%
Other income	0.1	0.1	—%	0.4	0.3	33.3%

Underwriting income (loss)	$3.1	$9.0	(65.6)%	$(24.8)	$14.5	(271.0)%
Loss ratio (a)	50.5%	37.4%		80.6%	45.4%
Acquisition cost ratio (b)	23.1%	18.3%		25.7%	18.7%
General and administrative expense ratio (c)	20.2%	17.6%		20.6%	13.5%
Combined ratio (d)	93.8%	73.2%		126.9%	77.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

Gross Premiums Written by Type of Risk:

	Quarter Ended June 30, 2011	% of Premium Written	% Ceded	Quarter Ended June 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Accident & health	$8.4	11.4%	2.7%	$6.0	12.3%	13.8%
Aviation	1.8	2.4%	118.7%	2.6	5.3%	63.7%
Financial institutions	6.4	8.7%	10.0%	4.8	9.9%	(25.9)%
International casualty	8.5	11.6%	0.5%	6.2	12.7%	25.7%
Professional liability	10.5	14.3%	6.4%	4.2	8.6%	3.7%
Property	37.9	51.6%	55.8%	25.0	51.2%	41.1%

	$73.5	100.0%	33.9%	$48.8	100.0%	27.1%

Gross Premiums Written by Type of Risk:

	Six Months Ended	% of Premium Written		Six Months Ended	% of Premium Written
	June 30, 2011		% Ceded	June 30, 2010		% Ceded
	(Expressed in millions of U.S. Dollars)
Accident & health	$21.9	11.9%	20.3%	$19.3	16.0%	24.5%
Aviation	3.6	2.0%	92.2%	7.0	5.8%	47.6%
Financial institutions	15.5	8.4%	32.6%	10.9	9.0%	41.1%
International casualty	42.3	22.9%	4.7%	19.9	16.4%	8.0%
Professional liability	18.4	10.0%	8.6%	11.1	9.2%	18.6%
Property	82.6	44.8%	38.4%	52.7	43.6%	32.3%

	$184.3	100.0%	26.1%	$120.9	100.0%	27.4%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2011 increased 50.6% and 52.4%, respectively, compared to the prior year periods. The increase in gross premiums written was primarily due to:

•

An increase of $2.3 million and $22.4 million in our international casualty line of business for the quarter and six months ended June 30, 2011, respectively. We began underwriting this business in the quarter ended March 31, 2010 and the increase reflects the expansion of our client base as well as favorable market conditions;

•

An increase of $6.3 million and $7.3 million in our professional liability line of business for the quarter and six months ended June 30, 2011, respectively, principally due to better than expected renewals and new business added; and

•

An increase of $12.9 million and $29.9 million in our property line of business for the quarter and six months ended June 30, 2011, respectively, principally due to improving market conditions, as well as $3.2 million and $10.1 million, respectively, of gross reinstatement premiums related to property catastrophe events.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2011 was 33.9% and 26.1%, respectively, compared to 27.1% and 27.4% for the prior year periods. The increase in the ratio for the quarter ended June 30, 2011 was principally due to the purchase of a property reinsurance contract in the quarter. We retain a larger proportion of premiums on our international casualty line of business than on the other lines and as a result the increase in gross premiums written on this line reduced the overall ratio of reinsurance premiums ceded to gross premiums written for the six months ended June 30, 2011.

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

Net losses and loss expense. The loss ratio for the quarter and six months ended June 30, 2011 increased by 13.1 and 35.2 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and six months ended June 30, 2011 was $9.9 million and $9.9 million, respectively, compared to net favorable development of $3.1 million and $4.7 million, respectively, in the prior year periods. The net favorable development in the prior year periods was principally on our professional liability and financial institutions lines of business;

•

Excluding the net favorable prior year loss development, the loss ratio was 71.5% and 91.2% for the quarter and six months ended June 30, 2011, respectively, compared to 46.6% and 52.8% for the prior year periods. The increase in the loss ratio was principally due to catastrophe-related and significant per-risk losses and also changes in the mix of business, which now includes a greater proportion of international casualty business; and

•

Net losses and loss expense for the quarter and six months ended June 30, 2011 include $9.1 million and $37.0 million, respectively, in catastrophe-related and significant per-risk losses. Property catastrophe losses for the quarter ended June 30, 2011 were principally related to natural disasters in the U.S., including the series of tornadoes, other severe weather and flooding along the Mississippi River during the second quarter of 2011, with some minor increases in loss estimates for events from the first quarter of 2011. Property catastrophe losses for the six months ended June 30, 2011 included net losses from the Japan earthquake and tsunami, Australia floods, Cyclone Yasi, New Zealand earthquake and the U.S. tornadoes and flooding. Net losses and loss expense for the quarter and six months ended June 30, 2010 include $nil and $4.4 million, respectively, in significant property catastrophe-related and significant per risk losses, which include net losses from the Deepwater Horizon oil spill, Chile earthquake, Europe windstorm Xynthia and Australia hail storms.

Acquisition expenses. The acquisition cost ratio increased 4.8 and 7.0 percentage points for the quarter and six months ended June 30, 2011, respectively, compared to the prior year periods. During the first quarter of 2011, we re-estimated certain commission expenses based on updated information, which contributed approximately 2.6 percentage points to the increase for the six months ended June 30, 2011. This is not expected to have an ongoing effect on our acquisition cost ratio. The remaining increase is attributable to changes in the mix of business written.

General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2011 increased $3.7 million and $10.8 million, respectively, compared to prior year periods. The prior year periods included profit commission income earned from the Syndicates that are not wholly owned by Alterra, which partially offset the cost of managing those Syndicates. Further, profit commission income in the quarter ended March 31, 2010 benefitted from a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of the third-party Syndicates. Alterra at Lloyd’s no longer manages the Syndicates that are not wholly owned by Alterra and, therefore, there is no comparable gain in the quarter and six months ended June 30, 2011. Costs associated with expanding our underwriting teams, growth in Brazil, and regulatory changes in Europe contributed to the absolute increase in general and administrative expenses; however, as a result of the growth in our net premiums earned, the general and administrative expense ratios of 20.2% and 20.7% for the quarter and six months ended June 30, 2011, respectively, were consistent with the 21.2% ratio for the year ended December 31, 2010.

Life and Annuity Reinsurance Segment

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Net premiums earned	$0.8	$0.8	—%	$1.2	$1.5	(20.0)%
Net investment income	12.5	12.4	0.8%	24.9	25.5	(2.4)%
Net realized and unrealized
(loss) gains on investments	(1.3)	(1.9)	(31.6)%	1.5	4.1	(63.4)%
Claims and policy benefits	(15.6)	(13.9)	12.2%	(30.3)	(31.6)	(4.1)%
Acquisition costs	(0.1)	(0.1)	—%	(0.3)	(0.3)	—%
General and administrative expenses	(0.3)	(0.7)	(57.1)%	(0.4)	(1.3)	(69.2)%

(Loss) income	$(3.9)	$(3.4)	14.7%	$(3.4)	$(2.1)	61.9%

The nature of life and annuity reinsurance transactions that we historically had written resulted in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and claims and policy benefits can be volatile, and period-to-period comparisons are not necessarily representative of future trends. Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is driven by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies. Losses for the quarter and six month periods ended June 30, 2011 and 2010, respectively, were principally due to low rates of return on our hedge fund investments.

There were no new life and annuity contracts written during the quarter or six months ended June 30, 2011 or 2010. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. As a result, we have determined not to write any new life and annuity contracts in the foreseeable future. This determination does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.

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

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	% change	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Net investment income	$59.7	$53.3	12.0%	$117.4	$101.7	15.4%
Net realized and unrealized losses on investments	$(5.8)	$(14.8)	(60.8)%	$(24.6)	$(8.4)	192.9%
Net impairment losses recognized in earnings	$(0.4)	$(0.3)	33.3%	$(1.4)	$(0.7)	100.0%
Average annualized yield on cash and fixed maturities	3.11%	3.35%		3.12%	3.58%

Net investment income. The increase in net investment income for the quarter and six months ended June 30, 2011 was attributable principally to the increase in cash and invested assets as a result of the Amalgamation, with some additional benefit from shifting cash into higher yielding fixed maturity securities. Our ratio of average cash to average invested assets decreased from 12.8% and 13.1% for the quarter and six months ended June 30, 2010, respectively, to 12.5% and 12.5% for the quarter and six months ended June 30, 2011, respectively. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As we have invested cash generated by operations and cash generated from maturing investments into our fixed maturity portfolio, the yield on our portfolio has decreased. To date, this reduction has been partially offset by our redeployment of a larger portion of cash into fixed maturities, helping to slow the decline in yield compared to the prior periods. However, due to the anticipated continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized (losses) gains on investment include the following:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(Expressed in millions of U.S. Dollars)
(Decrease) increase in fair value of hedge funds	$(1.9)	$(3.3)	$1.3	$4.0
Decrease in fair value of derivatives	(3.8)	(12.4)	(3.2)	(13.9)
Decrease in fair value of catastrophe bonds	(0.3)	(0.3)	(25.6)	(0.3)
(Decrease) increase in fair value of structured deposit	(1.3)	—	0.1	—
Gain (loss) from equity method investments	—	0.1	(0.2)	—

Decrease in fair value of other investments	(7.3)	(15.9)	(27.6)	(10.2)
Net realized (losses) gains on available for sale securities	0.1	2.4	3.4	3.3
Net realized and unrealized gains (losses) on trading securities	1.4	(1.3)	(0.4)	(1.5)

Net realized and unrealized losses on investments	$(5.8)	$(14.8)	$(24.6)	$(8.4)

Change in fair value of other investments. Our investment in hedge funds comprises the majority of other investments. The decrease in fair value of the hedge fund portfolio was $1.9 million, or a negative 0.45% rate of return, for the quarter ended June 30, 2011, compared to a decrease of $3.3 million, or a negative 0.69% rate of return, for the quarter ended June 30, 2010. The increase in fair value of the hedge fund portfolio was $1.3 million, or a 0.53% rate of return, for the six months ended June 30, 2011, compared to an increase of $4.0 million, or a 1.29% rate of return, for the six months ended June 30, 2010. The rate of return of 0.53% for the six months ended June 30, 2011 compares to the HFRI Fund of Funds Composite Index returning negative 0.31% over the same period, which we believe is our most relevant benchmark.

Six of the nine hedge fund strategies we employed experienced negative returns during the quarter ended June 30, 2011. The largest contributors by investment strategy to the decrease in fair value for the quarter ended June 30, 2011 were the diversified arbitrage and global macro strategies. As of June 30, 2011, 7.1% and 15.5% of our hedge fund portfolio was allocated to the diversified arbitrage and global macro strategies, respectively. The largest increase in fair value offsetting the overall decrease for the quarter was contributed by the distressed securities strategy. As of June 30, 2011, 10.9% of our hedge fund portfolio was allocated to this strategy.

Four of the nine hedge fund strategies we employed experienced positive returns during the six months ended June 30, 2011. The largest contributors by investment strategy to the increase in fair value for the six months ended June 30, 2011 were the long/short equity and the fund of fund strategies. As of June 30, 2011, 39.1% and 13.9% of our hedge fund portfolio was allocated to the long/short equity and fund of fund strategies, respectively. The largest decrease in fair value offsetting the overall increase for the six month period was contributed by the event driven arbitrage strategy. As of June 30, 2011, 8.4% of our hedge fund portfolio was allocated to this strategy.

The allocation of invested assets to our hedge fund portfolio as of June 30, 2011 was 4.0%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The fair value of derivatives decreased by $3.8 million and $3.2 million for the quarter and six months ended June 30, 2011, respectively, compared to a decrease in fair value of $12.4 million and $13.9 million for the quarter and six months ended June 30, 2010, respectively. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts.

The decrease in fair value of the catastrophe bonds was $0.3 million and $25.6 million during the quarter and six months ended June 30, 2011, respectively, which is included in net realized and unrealized (losses) gains on investments in the consolidated statement of operations and comprehensive income. During the second quarter of 2011, we disposed of all catastrophe bond holdings. The decrease in fair value for the six months ended June 30, 2011 was principally due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan.

As of June 30, 2011, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit decreased by $1.3 million and increased by $0.1 million during the quarter and six months ended June 30, 2011, respectively, which is included in net realized and unrealized (losses) gains on investments in the consolidated statement of operations and comprehensive income.

Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. Net realized and unrealized gains on our fixed maturities portfolios for the quarter and six months ended June 30, 2011 were $1.5 million and $3.0 million, respectively, and were $1.1 million and $1.8 million for the quarter and six months ended June 30, 2010, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the quarter and six months ended June 30, 2011 of $0.4 million and $1.4 million, respectively, and $0.3 million and $0.7 million for the quarter and six months ended June 30, 2010, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $ 7,952.7 million as of June 30, 2011 compared to $ 7,861.4 million as of December 31, 2010, an increase of 1.2%. The modest increase in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, the increase in our held to maturity portfolio resulting from foreign currency gains on euro-denominated securities, partially offset by payments for share repurchases and dividends.

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

Our fixed maturity portfolio comprises high quality, liquid securities. As of June 30, 2011, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of June 30, 2011.

We performed a review of securities in an unrealized loss position as of June 30, 2011 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $0.4 million during the quarter ended June 30, 2011.

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

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of June 30, 2011, we estimate that over 73.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our June 30, 2011 outstanding redemptions receivable of $21.1 million, none of which are gated, $19.6 million was received in cash prior to August 1, 2011. The fair value of our holdings in funds with gates imposed as of June 30, 2011 was $26.9 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of June 30, 2011, the fair value of our hedge funds held in side-pockets was $41.4 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from June 30, 2011 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of June 30, 2011
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$144,787	45.6%
Between 91 to 180 days	48,023	15.1%
Between 181 to 365 days	24,395	7.7%
Greater than 365 days	100,581	31.6%

Total hedge funds	$317,786	100.0%

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,058.7 million as of June 30, 2011 compared to $956.1 million as of December 31, 2010, an increase of 10.7%. This increase resulted principally from recoveries on losses for the significant catastrophes during the quarter and additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the six months ended June 30, 2011.

Losses recoverable from reinsurers on property and casualty business were $1,024.7 million and $921.0 million as of June 30, 2011 and December 31, 2010, respectively. Benefits recoverable from reinsurers on life and annuity business were $34.0 million and $35.1 million as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, 84.4% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company and 9.0% were rated “A-”. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 4.5% of our losses and benefits recoverable as of June 30, 2011. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 180.8% of its loss recoverable obligations. The remaining 2.1% of losses and benefits recoverable were with reinsurers rated “B+” or lower, including those not rated.

Liabilities for property and casualty losses. Property and casualty losses totaled $4,230.3 million as of June 30, 2011 compared to $3,906.1 million as of December 31, 2010, an increase of 8.3%. During the six months ended June 30, 2011, we incurred gross losses of $666.9 million, we paid $393.0 million in property and casualty losses and we recorded gross favorable development on prior year reserves of $93.2 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $322.1 million in property and casualty losses during the six months ended June 30, 2011.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,317.5 million at June 30, 2011 compared to $1,275.6 million as of December 31, 2010. The increase was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $65.0 million of benefit payments during the six months ended June 30, 2011.

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

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of June 30, 2011 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity decreased to $2,793.1 million as of June 30, 2011 from $2,918.3 million as of December 31, 2010, a decrease of 4.3%, principally due to the repurchase of $143.8 million of common shares, the net loss of $14.1 million, and the declaration of dividends of $25.2 million in the six months ended June 30, 2011. In addition, we recorded an increase in accumulated other comprehensive income of $33.3 million, principally from an increase in net unrealized gains on investments.

Liquidity. We generated $148.7 million of cash from operations during the six months ended June 30, 2011 compared to $173.8 million for the six months ended June 30, 2010. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $400.0 million using our current credit facilities, subject to certain conditions. Our two largest credit facilities expire in June and August of 2012. Our cash and cash equivalents balance was $987.1 million as of June 30, 2011. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, it is possible that significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of June 30, 2011. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal asset is its investment in the common shares of its principal operating subsidiary, Alterra Bermuda. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from our subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of June 30, 2011, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda returned $300.0 million of capital and surplus to Alterra during the six months ended June 30, 2011 through a dividend and distribution of additional paid-in capital. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of June 30, 2011, we had three U.S. dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $400.0 million available, subject to certain conditions. On that date, we had $906.0 million in letters of credit outstanding under these facilities. We also had two sterling denominated letter of credit facilities totaling GBP 90.0 million ($144.2 million) supporting our Funds at Lloyd’s commitments and the Alterra Re UK operations, of which GBP 70.1 million ($112.3 million) was utilized as of June 30, 2011. Each of our credit facilities requires that we comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of June 30, 2011.

The amount which Alterra provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of June 30, 2011, total shareholders’ equity was $2,793.1 million compared to $2,918.3 million as of December 31, 2010, a decrease of 4.3%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the U.S. Securities and Exchange Commission that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance LLC and trust preferred securities of Alterra Capital Trust I. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under the $850.0 million Credit Facility, with the remainder used for general corporate purposes.

In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of June 30, 2011. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

We repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended June 30, 2011, we repurchased 311,127 common shares for $6.7 million. During the six months ended June 30, 2011, we repurchased 6,574,175 common shares for $143.8 million. As of June 30, 2011, the aggregate amount available under our Board approved share repurchase plan was $185.5 million.

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries, from each of A.M. Best Company, or A.M. Best, Fitch Inc., or Fitch, Moody’s Investor Services, Inc., or Moody’s, and Standard and Poor’s Ratings Services, or S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Alterra. The Syndicates share the Lloyd’s market ratings.

As of June 30, 2011, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A (excellent) (1)(2)	A (strong) (1)	A3 (4)	A- (1)(2)
Outlook on financial strength rating	Stable (1)(2)(3)	Stable (1)	Stable (4)	Positive (1)(2)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Re Europe, Alterra Insurance Europe, Alterra America and Alterra E&S
(2)	Applicable to Alterra Re USA
(3)	On August 5, 2011, A.M. Best affirmed our financial strength rating but revised the outlook to negative.
(4)	Applicable to Alterra Bermuda

During the quarter ended June 30, 2011 we paid a dividend to shareholders on May 31, 2011 of $0.12 per share for an aggregate amount of $12.6 million. On August 2, 2011, our Board of Directors declared a dividend of $0.14 per share for an estimated aggregate amount of $14.9 million payable to shareholders on August 16, 2011. Continuation of cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(Expressed in millions of U.S. Dollars, except share and per share amounts)
Net income (loss)	$32.6	$103.4	$(14.1)	$139.8
Net realized and unrealized losses on non-hedge fund investments, net of tax(a)	4.7	11.6	27.3	12.8
Net foreign exchange losses (gains), net of tax	2.2	(0.3)	1.6	(2.0)
Merger and acquisition expenses, net of tax	—	(55.9)	—	(51.2)

Net operating income	$39.6	$58.8	$14.8	$99.4

Net income (loss) per diluted share	$0.30	$1.13	$(0.13)	$1.88
Net realized and unrealized losses on non-hedge fund investments	0.04	0.12	0.26	0.17
Net foreign exchange losses (gains)	0.02	—	0.01	(0.03)
Merger and acquisition expenses	—	(0.61)	—	(0.69)

Net operating income per diluted share	$0.37	$0.64	$0.14	$1.33

Weighted average common shares outstanding - basic	105,604,786	91,042,301	106,385,007	73,779,447
Weighted average common shares outstanding - diluted	107,111,909	91,661,430	106,385,007	74,524,919
Annualized net income (loss)	$130.5	$413.8	$(28.1)	$279.7
Annualized net operating income	$158.2	$235.1	$29.7	$198.9
Average shareholders’ equity(b)	$2,758.2	$2,321.7	$2,789.4	$1,955.3
Annualized return on average shareholders’ equity	4.7%	17.8%	(1.0)%	14.3%
Annualized net operating return on average shareholders’ equity	5.7%	10.1%	1.1%	10.2%

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly average shareholders’ equity balances.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2011, 96.6% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of June 30, 2011, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 1.9% of our fixed maturity portfolio by carrying value as of June 30, 2011) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of June 30, 2011, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.6%, or approximately $306.9 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.0%, or approximately $333.6 million.

With respect to our hedge fund portfolio, we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk, as well as return in the selection of each of our hedge fund portfolio investments. We select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual hedge funds into a portfolio of hedge funds. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve a hedge fund portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

As of June 30, 2011, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.2%, or approximately $0.7 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.2%, or approximately $0.7 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of June 30, 2011, our hedge fund portfolio’s VaR was estimated to be 12.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of June 30, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended June 30, 2011.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiry.

Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed on October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. The two lawsuits have been stayed for more than three years, while the court has addressed issues in related cases. Alterra Bermuda is not a party in those related cases. We intend to continue to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of June 30, 2011.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2010 Annual Report on Form 10-K filed on February 25, 2011. There were no material changes from these risk factors during the six months ended June 30, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the three months ended June 30, 2011, we repurchased 311,127 common shares for $6.7 million. As of June 30, 2011, the aggregate amount available under our Board-approved repurchase plan was $185.5 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2011 to April 30, 2011)	—	$0.00	—	$192.2 million
(May 1, 2011 to May 31, 2011)	127	$21.82	—	$192.2 million
(June 1, 2011 to June 30, 2011)	311,000	$21.51	311,000	$185.5 million

Total (April 1, 2011 to June 30, 2011) (1)	311,127	$21.51	311,000	$185.5 million

(1)	On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on February 8, 2011 when our Board of Directors authorized an additional $200.0 million in repurchases.
(2)	During the three months ended June 30, 2011, the Company purchased 127 of its common shares in connection with its employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Underwriting Services Agreement, dated May 1, 2011, by and among New Point Re IV Limited, Alterra Agency Limited and Alterra Bermuda Limited.

10.2(a)	Form of Non-Employee Director Restricted Stock Award Agreement, pursuant to the Alterra Capital Holdings Limited 2006 Long Term Incentive Plan.

10.2(b)	Form of Non-Employee Director Restricted Stock Award Agreement, pursuant to the Alterra Capital Holdings Limited 2008 Stock Incentive Plan.

10.3	Employment Agreement, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.4	Restricted Stock Award Agreement, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Alterra Capital Holdings Limited’s Quarterly Report on Form 10-Q for the six months ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	August 9, 2011

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	August 9, 2011

/s/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	August 9, 2011