Form 10-Q
period 2011-09-30
ALTERRA CAPITAL HOLDINGS Ltd
filed 2011-11-04
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of November 2, 2011 was 104,322,865.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$869,975	$905,606
Fixed maturities, trading, at fair value (amortized cost: 2011—$226,127; 2010—$248,829)	227,753	244,872
Fixed maturities, available for sale, at fair value (amortized cost: 2011—$5,450,409; 2010—$5,276,326)	5,662,869	5,392,643
Fixed maturities, held to maturity, at amortized cost (fair value: 2011—$1,073,174; 2010—$1,015,512)	926,916	940,104
Other investments, at fair value	311,633	378,128
Accrued interest income	71,038	75,414
Premiums receivable	777,980	588,537
Losses and benefits recoverable from reinsurers	1,079,035	956,115
Deferred acquisition costs	166,353	111,901
Prepaid reinsurance premiums	214,132	149,252
Trades pending settlement	34,158	32,393
Goodwill and intangible assets	56,652	59,076
Other assets	73,836	83,247

Total assets	$10,472,330	$9,917,288

LIABILITIES
Property and casualty losses	$4,205,057	$3,906,134
Life and annuity benefits	1,230,344	1,275,580
Deposit liabilities	147,493	147,612
Funds withheld from reinsurers	124,631	121,107
Unearned property and casualty premiums	1,149,108	905,487
Reinsurance balances payable	178,560	102,942
Accounts payable and accrued expenses	110,527	99,680
Trades pending settlement	41,383	—
Senior notes	440,489	440,476

Total liabilities	7,627,592	6,999,018

SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 104,323,873 (2010—110,963,160) shares issued and outstanding	104,324	110,963
Additional paid-in capital	1,890,763	2,026,045
Accumulated other comprehensive income	173,025	98,946
Retained earnings	676,626	682,316

Total shareholders’ equity	2,844,738	2,918,270

Total liabilities and shareholders’ equity	$10,472,330	$9,917,288

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Gross premiums written	$386,328	$325,213	$1,578,083	$1,095,333
Reinsurance premiums ceded	(90,891)	(60,611)	(364,874)	(293,546)

Net premiums written	$295,437	$264,602	$1,213,209	$801,787

Earned premiums	$452,931	$436,244	$1,385,201	$1,132,964
Earned premiums ceded	(105,889)	(93,812)	(309,331)	(303,032)

Net premiums earned	347,042	342,432	1,075,870	829,932
Net investment income	60,335	59,711	177,766	161,378
Net realized and unrealized (losses) gains on investments	(7,972)	15,411	(32,564)	7,047

Total other-than-temporary impairment losses	(692)	(90)	(2,003)	(1,955)
Portion of loss recognized in other comprehensive income, before taxes	(169)	(61)	(240)	1,084

Net impairment losses recognized in earnings	(861)	(151)	(2,243)	(871)
Other income	1,473	1,327	3,379	1,946

Total revenues	400,017	418,730	1,222,208	999,432

LOSSES AND EXPENSES
Net losses and loss expenses	198,521	191,012	714,060	475,794
Claims and policy benefits	14,538	15,060	44,818	46,662
Acquisition costs	61,434	60,859	196,722	133,901
Interest expense	11,303	7,551	30,392	20,409
Net foreign exchange (gains) losses	(147)	3,353	2,065	267
Merger and acquisition expenses	—	550	—	(49,276)
General and administrative expenses	61,555	56,650	202,417	143,827

Total losses and expenses	347,204	335,035	1,190,474	771,584

INCOME BEFORE TAXES	52,813	83,695	31,734	227,848
Income tax expense (benefit)	4,427	858	(2,600)	5,183

NET INCOME	48,386	82,837	34,334	222,665

Change in net unrealized gains and losses of fixed maturities, net of tax	61,540	74,383	89,774	169,039
Foreign currency translation adjustment	(20,733)	13,224	(15,695)	(4,145)

COMPREHENSIVE INCOME	$89,193	$170,444	$108,413	$387,559

Net income per share	$0.46	$0.71	$0.32	$2.52

Net income per diluted share	$0.46	$0.70	$0.32	$2.50

Weighted average common shares outstanding—basic	104,830,300	117,200,505	105,866,771	88,253,609

Weighted average common shares outstanding—diluted	105,665,282	117,957,942	107,092,882	89,001,515

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2011	2010
Common shares
Balance, beginning of period	$110,963	$55,867
Issuance of common shares, net	1,384	65,084
Repurchase of shares	(8,023)	(5,052)

Balance, end of period	104,324	115,899

Additional paid-in capital
Balance, beginning of period	2,026,045	752,309
Issuance of common shares, net	632	1,418,214
Stock based compensation expense	28,014	36,600
Repurchase of shares	(163,928)	(93,391)

Balance, end of period	1,890,763	2,113,732

Accumulated other comprehensive income
Unrealized holdings gains (losses) on investments:
Balance, beginning of period	118,197	36,791
Holding gains on available for sale fixed maturities arising in period, net of tax	97,610	179,482
Net realized gains on available for sale securities included in net income, net of tax	(8,076)	(9,359)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	240	(1,084)

Balance, end of period	207,971	205,830
Cumulative foreign currency translation adjustment:
Balance, beginning of period	(19,251)	(11,360)
Foreign currency translation adjustment	(15,695)	(4,145)

Balance, end of period	(34,946)	(15,505)

Total accumulated other comprehensive income	173,025	190,325

Retained earnings
Balance, beginning of period	682,316	731,026
Net income	34,334	222,665
Dividends	(40,024)	(337,110)

Balance, end of period	676,626	616,581

Total shareholders’ equity	$2,844,738	$3,036,537

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$34,334	$222,665
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	28,014	36,600
Amortization of premium on fixed maturities	15,383	10,973
Accretion of deposit liabilities	4,245	3,940
Net realized and unrealized losses (gains) on investments	32,564	(7,047)
Net impairment losses recognized in earnings	2,243	871
Negative goodwill gain	—	(95,788)
Changes in:
Accrued interest income	4,370	(822)
Premiums receivable	(188,751)	266,878
Losses and benefits recoverable from reinsurers	(123,268)	(9,975)
Deferred acquisition costs	(54,495)	(38,485)
Prepaid reinsurance premiums	(65,156)	10,865
Other assets	5,652	3,407
Property and casualty losses	293,119	(166,930)
Life and annuity benefits	(47,023)	(24,819)
Funds withheld from reinsurers	3,524	(20,220)
Unearned property and casualty premiums	244,206	12,092
Reinsurance balances payable	75,643	(28,025)
Accounts payable and accrued expenses	10,871	(7,167)

Cash provided by operating activities	275,475	169,013

INVESTING ACTIVITIES
Purchases of available for sale securities	(1,929,474)	(1,752,420)
Sales of available for sale securities	1,126,984	892,465
Redemptions/maturities of available for sale securities	660,245	702,506
Purchases of trading securities	(50,971)	(55,812)
Sales of trading securities	24,563	14,097
Redemptions/maturities of trading securities	44,231	19,361
Purchases of held to maturity securities	(2,580)	(16,961)
Redemptions/maturities of held to maturity securities	18,251	23,599
Net sales of other investments	27,353	78,985
Acquisition of subsidiary, net of cash acquired	—	446,819

Cash (used) provided by investing activities	(81,398)	352,639

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	2,016	1,478
Repurchase of common shares	(171,951)	(98,443)
Net proceeds from issuance of senior notes	—	349,997
Net repayments of bank loans	—	(200,000)
Dividends paid	(39,894)	(335,560)
Additions to deposit liabilities	334	3,453
Payments of deposit liabilities	(5,056)	(12,747)

Cash used in financing activities	(214,551)	(291,822)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(15,157)	(6,356)
Net (decrease) increase in cash and cash equivalents	(35,631)	223,474
Cash and cash equivalents, beginning of period	905,606	702,278

CASH AND CASH EQUIVALENTS, END OF PERIOD	$869,975	$925,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $25,320 and $5,394 for the nine months ended September 30, 2011 and 2010, respectively.

Income taxes paid totaled $172 and $4,068 for the nine months ended September 30, 2011 and 2010, respectively.

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

Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Diversified	Alterra Diversified Strategies Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Insurance	Alterra Insurance Limited
Alterra Europe	Alterra Europe plc
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe plc
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited

The Company’s Bermuda insurance and reinsurance operations are conducted through Alterra Bermuda, which is registered as both a Class 4 and long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

The Company’s U.S. reinsurance operations are conducted through Alterra Re USA, a Connecticut-domiciled reinsurance company. The Company’s U.S. insurance operations are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled insurance company. Through Alterra E&S and Alterra America, the Company writes both admitted and non-admitted business throughout the United States and Puerto Rico.

The Company’s non-Lloyd’s European operations are based primarily in Dublin through its indirect wholly-owned subsidiaries Alterra Europe and Alterra Re Europe. Each of these subsidiaries operates a branch in London. Effective November 1, 2011, these subsidiaries, along with their London branches, were merged with the resulting entity retaining the name Alterra Europe.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2010-06, Fair Value Measurements and Disclosures (820)—Improving Disclosures about Fair Value Measurements

ASU 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e., Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has reflected the disclosure requirements in its financial statements as of and for the periods ended September 30, 2011, which did not have a material impact on the interim consolidated financial statements.

ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has reflected the disclosure requirements in its financial statements as of and for the periods ended September 30, 2011, which did not have a material impact on the interim consolidated financial statements.

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in FASB guidance. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 is effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

ASU 2011-04, Fair Value Measurement (820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

ASU 2011-04 was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board’s new IFRS 13, Fair Value Measurement. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP and requires enhanced disclosures covering all transfers between Levels 1 and 2 of the fair value hierarchy. Additional disclosures covering Level 3 assets are also required. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

ASU 2011-05, Comprehensive Income (220)—Presentation of Comprehensive Income

ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 requires that

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retroactive application required. The Company does not expect this standard to have a material impact on its consolidated financial statements.

ASU 2011-08, Intangibles—Goodwill and Other (350)—Testing Goodwill for Impairment

ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

3. SEGMENT INFORMATION

The Company monitors the performance of its underwriting operations in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance.

Insurance Segment

The Company’s insurance segment offers property and casualty excess of loss insurance from its offices in Bermuda, Dublin and the United States primarily to Fortune 1000 companies. Principal lines of business include aviation, excess liability, professional liability and property.

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

U.S. Specialty Segment

The Company’s U.S. specialty segment offers property and casualty insurance coverage from offices in the United States primarily to small- to medium sized companies. Principal lines of business include general liability, marine, professional liability and property.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Management monitors the performance of all of its segments other than life and annuity reinsurance on the basis of underwriting income, loss ratio, acquisition cost ratio, general and administrative expense ratio and combined ratio, along with other metrics. Management monitors the performance of its life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned, allocated net investment income, realized and unrealized gains on investments, expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of operations by segment for the three and nine months ended September 30, 2011 and 2010 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2011
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated

Gross premiums written	$85,996	$156,784	$72,159	$70,567	$385,506	$822	$—	$386,328
Reinsurance premiums ceded	(43,195)	(15,874)	(25,009)	(6,723)	(90,801)	(90)	—	(90,891)

Net premiums written	$42,801	$140,910	$47,150	$63,844	$294,705	$732	$—	$295,437

Earned premiums	$101,355	$217,763	$75,391	$57,600	$452,109	$822	$—	$452,931
Earned premiums ceded	(51,578)	(18,489)	(24,882)	(10,850)	(105,799)	(90)	—	(105,889)

Net premiums earned	49,777	199,274	50,509	46,750	346,310	732	—	347,042

Net losses and loss expenses	(23,649)	(113,757)	(33,641)	(27,474)	(198,521)	—	—	(198,521)
Claims and policy benefits	—	—	—	—	—	(14,538)	—	(14,538)
Acquisition costs	609	(44,298)	(9,530)	(8,070)	(61,289)	(145)	—	(61,434)
General and administrative expenses	(8,861)	(17,673)	(8,066)	(9,235)	(43,835)	(145)	—	(43,980)
Other income (loss)	58	777	—	(27)	808	(8)	—	800

Underwriting income (loss)	$17,934	$24,323	$(728)	$1,944	$43,473	n/a	—	n/a

Net investment income						12,131	48,204	60,335
Net realized and unrealized losses on investments						(6,407)	(1,565)	(7,972)
Net impairment losses recognized in earnings							(861)	(861)
Corporate other income (loss)							673	673
Interest expense							(11,303)	(11,303)
Net foreign exchange gains							147	147
Corporate general and administrative expenses							(17,575)	(17,575)

(Loss) income before taxes						$(8,380)	$17,720	$52,813

Loss ratio (b)	47.5%	57.1%	66.6%	58.8%	57.3%
Acquisition cost ratio (c)	(1.2)%	22.2%	18.9%	17.3%	17.7%
General and administrative expense ratio (d)	17.8%	8.9%	16.0%	19.8%	12.7%
Combined ratio (e)	64.1%	88.2%	101.4%	95.8%	87.7%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2011
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated

Gross premiums written	$298,523	$780,558	$241,995	$254,820	$1,575,896	$2,187	$—	$1,578,083
Reinsurance premiums ceded	(142,443)	(81,438)	(85,962)	(54,820)	(364,663)	(211)	—	(364,874)

Net premiums written	$156,080	$699,120	$156,033	$200,000	$1,211,233	$1,976	$—	$1,213,209

Earned premiums	$297,595	$676,876	$222,408	$186,135	$1,383,014	$2,187	$—	$1,385,201
Earned premiums ceded	(140,646)	(50,989)	(71,515)	(45,970)	(309,120)	(211)	—	(309,331)

Net premiums earned	156,949	625,887	150,893	140,165	1,073,894	1,976	—	1,075,870

Net losses and loss expenses	(87,305)	(426,234)	(97,725)	(102,796)	(714,060)	—	—	(714,060)
Claims and policy benefits	—	—	—	—	—	(44,818)	—	(44,818)
Acquisition costs	786	(137,807)	(27,240)	(32,035)	(196,296)	(426)	—	(196,722)
General and administrative expenses	(27,545)	(63,868)	(26,752)	(28,494)	(146,659)	(581)	—	(147,240)
Other income (loss)	1,009	1,325	—	353	2,687	(31)	—	2,656

Underwriting income (loss)	$43,894	$(697)	$(824)	$(22,807)	$19,566	n/a	—	n/a

Net investment income						37,019	140,747	177,766
Net realized and unrealized losses on investments						(4,899)	(27,665)	(32,564)
Net impairment losses recognized in earnings							(2,243)	(2,243)
Corporate other income (loss)							723	723
Interest expense							(30,392)	(30,392)
Net foreign exchange losses							(2,065)	(2,065)
Corporate general and administrative expenses							(55,177)	(55,177)

(Loss) income before taxes						$(11,760)	$23,928	$31,734

Loss ratio (b)	55.6%	68.1%	64.8%	73.3%	66.5%
Acquisition cost ratio (c)	(0.5)%	22.0%	18.1%	22.9%	18.3%
General and administrative expense ratio (d)	17.6%	10.2%	17.7%	20.3%	13.7%
Combined ratio (e)	72.7%	100.3%	100.5%	116.5%	98.4%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated

Gross premiums written	$77,944	$124,004	$64,198	$57,734	$323,880	$1,333	$—	$325,213
Reinsurance premiums ceded	(36,875)	(2,524)	(18,713)	(2,397)	(60,509)	(102)	—	(60,611)

Net premiums written	$41,069	$121,480	$45,485	$55,337	$263,371	$1,231	$—	$264,602

Earned premiums	$102,640	$213,510	$73,337	$45,424	$434,911	$1,333	$—	$436,244
Earned premiums ceded	(42,796)	(15,533)	(26,071)	(9,310)	(93,710)	(102)	—	(93,812)

Net premiums earned	59,844	197,977	47,266	36,114	341,201	1,231	—	342,432

Net losses and loss expenses	(26,679)	(117,671)	(29,295)	(17,367)	(191,012)	—	—	(191,012)
Claims and policy benefits	—	—	—	—	—	(15,060)	—	(15,060)
Acquisition costs	(1,382)	(45,069)	(6,763)	(7,474)	(60,688)	(171)	—	(60,859)
General and administrative expenses	(7,717)	(17,580)	(8,693)	(7,806)	(41,796)	(577)	—	(42,373)
Other income (loss)	1,108	61	—	177	1,346	(43)	—	1,303

Underwriting income	$25,174	$17,718	$2,515	$3,644	$49,051	n/a	—	n/a

Net investment income						12,182	47,529	59,711
Net realized and unrealized losses on investments						3,321	12,090	15,411
Net impairment losses recognized in earnings							(151)	(151)
Corporate other income							24	24
Interest expense							(7,551)	(7,551)
Net foreign exchange gains							(3,353)	(3,353)
Merger and acquisition expenses							(550)	(550)
Corporate general and administrative expenses							(14,277)	(14,277)

Income before taxes						$883	$33,761	$83,695

Loss ratio (b)	44.6%	59.4%	62.0%	48.1%	56.0%
Acquisition cost ratio (c)	2.3%	22.8%	14.3%	20.7%	17.8%
General and administrative expense ratio (b)	12.9%	8.9%	18.4%	21.6%	12.2%
Combined ratio (c)	59.8%	91.1%	94.7%	90.4%	86.0%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2010
	Property & Casualty					Life & Annuity
	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated

Gross premiums written	$286,376	$398,433	$228,873	$178,653	$1,092,335	$2,998	$—	$1,095,333
Reinsurance premiums ceded	(123,963)	(61,223)	(72,537)	(35,589)	(293,312)	(234)	—	(293,546)

Net premiums written	$162,413	$337,210	$156,336	$143,064	$799,023	$2,764	$—	$801,787

Earned premiums	$309,227	$483,982	$213,587	$123,170	$1,129,966	$2,998	$—	$1,132,964
Earned premiums ceded	(136,837)	(50,545)	(91,517)	(23,899)	(302,798)	(234)	—	(303,032)

Net premiums earned	172,390	433,437	122,070	99,271	827,168	2,764	—	829,932

Net losses and loss expenses	(104,421)	(250,177)	(75,174)	(46,022)	(475,794)	—	—	(475,794)
Claims and policy benefits	—	—	—	—	—	(46,662)	—	(46,662)
Acquisition costs	(1,886)	(92,708)	(19,556)	(19,311)	(133,461)	(440)	—	(133,901)
General and administrative expenses	(22,696)	(41,359)	(22,570)	(16,345)	(102,970)	(1,876)	—	(104,846)
Other income (loss)	1,199	216	—	528	1,943	(71)	—	1,872

Underwriting income	$44,586	$49,409	$4,770	$18,121	$116,886	n/a	—	n/a

Net investment income						37,701	123,677	161,378
Net realized and unrealized gains (losses) on investments						7,377	(330)	7,047
Net impairment losses recognized in earnings							(871)	(871)
Corporate other income							74	74
Interest expense							(20,409)	(20,409)
Net foreign exchange losses							(267)	(267)
Merger and acquisition expenses							49,276	49,276
Corporate general and administrative expenses							(38,981)	(38,981)

(Loss) income before taxes						$(1,207)	$112,169	$227,848

Loss ratio (b)	60.6%	57.7%	61.6%	46.4%	57.5%
Acquisition cost ratio (c)	1.1%	21.4%	16.0%	19.5%	16.1%
General and administrative expense ratio (d)	13.2%	9.5%	18.5%	16.5%	12.4%
Combined ratio (e)	74.8%	88.7%	96.1%	82.3%	86.1%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2011 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$1,139,120	$273,431	$163,345	$1,575,896
Reinsurance ceded	(250,110)	(88,946)	(25,607)	(364,663)

	$889,010	$184,485	$137,738	$1,211,233

Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2010 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$817,470	$166,850	$108,015	$1,092,335
Reinsurance ceded	(222,996)	(51,765)	(18,551)	(293,312)

	$594,474	$115,085	$89,464	$799,023

The largest client in each of the nine months ended September 30, 2011 and 2010 accounted for 4.2% and 2.3% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the nine months ended September 30, 2011 and 2010 were from North America.

There were no new life and annuity transactions written in the nine months ended September 30, 2011 and 2010.

4. BUSINESS COMBINATION

On May 12, 2010, pursuant to the terms of the Amalgamation Agreement, Harbor Point amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra, formally known as Max Capital Group Ltd. Upon consummation of the Amalgamation, Max Capital Group Ltd. was renamed Alterra Capital Holdings Limited. The principal purpose of the Amalgamation was to create a larger, more diversified entity with greater market access and more underwriting opportunities than either company individually had prior to the Amalgamation.

The Amalgamation has been accounted for as a business combination, with Alterra the accounting acquirer. The Company has recorded the acquired assets and liabilities of Harbor Point at their fair values with the difference between the purchase price and the fair values being recorded as a negative goodwill gain.

The net loss reserves acquired include an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the three and nine months ended September 30, 2011, $6.2 million and $18.5 million, respectively, was amortized. For the three and nine months ended September 30, 2010, $6.2 million and $8.2 million, respectively, was amortized. As of September 30, 2011, the unamortized balance of this fair value adjustment was $58.1 million.

The net unearned premiums acquired include a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of operations and comprehensive income over two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the three and nine months ended September 30, 2011, $9.8 million and $37.8 million, respectively, was amortized. For the three and nine months ended September 30, 2010, $31.4 million and $46.3 million, respectively, was amortized. As of September 30, 2011, the unamortized balance of this fair value adjustment was $22.0 million.

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
(Expressed in thousands of U.S. Dollars)
Negative goodwill gain	$—	$(95,788)
Transaction expenses	550	27,631
Acceleration of stock-based compensation	—	18,881

Merger and acquisition expenses	$550	$(49,276)

5. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of September 30, 2011 and December 31, 2010 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
September 30, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$793,459	$39,897	$(480)	$—	$832,876
Non-U.S. governments	130,564	9,404	(146)	—	139,822
Corporate securities	2,558,098	104,484	(18,579)	(749)	2,643,254
Municipal securities	223,311	22,860	(744)	—	245,427
Asset-backed securities	242,730	1,549	(10,247)	—	234,032
Residential mortgage-backed securities (1)	1,172,416	44,816	(2,526)	(1,108)	1,213,598
Commercial mortgage-backed securities	329,831	25,733	(1,704)	—	353,860

	$5,450,409	$248,743	$(34,426)	$(1,857)	$5,662,869

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$903,197	$14,550	$(6,648)	$—	$911,099
Non-U.S. governments	76,178	3,756	(823)	—	79,111
Corporate securities	2,525,651	74,459	(9,572)	—	2,590,538
Municipal securities	237,772	3,319	(3,077)	—	238,014
Asset-backed securities	92,713	528	(8,914)	(23)	84,304
Residential mortgage-backed securities (1)	1,137,934	31,451	(5,784)	(2,140)	1,161,461
Commercial mortgage-backed securities	302,881	27,667	(2,432)	—	328,116

	$5,276,326	$155,730	$(37,250)	$(2,163)	$5,392,643

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,110,281 (December 31, 2010—$1,064,570).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,943,157	34.3	$1,975,669	36.6
AAA	939,377	16.6	1,010,313	18.7
AA	849,168	15.0	615,518	11.4
A	1,342,419	23.7	1,303,425	24.2
BBB	252,608	4.5	226,232	4.2
BB	78,711	1.4	32,021	0.6
B	129,293	2.3	138,703	2.6
CCC or lower	51,226	0.9	44,897	0.8
Not rated	76,910	1.3	45,865	0.9

	$5,662,869	100.0	$5,392,643	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,110,281 (December 31, 2010—$1,064,570).

The maturity distribution for available for sale fixed maturities held as of September 30, 2011 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$650,968	$654,477
After one year through five years	1,797,981	1,841,567
After five years through ten years	769,907	808,277
More than ten years	486,576	557,058

	3,705,432	3,861,379
Asset-backed securities	242,730	234,032
Mortgage-backed securities	1,502,247	1,567,458

	$5,450,409	$5,662,869

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of September 30, 2011 and December 31, 2010 were:

September 30, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,697	$3,579	$—	$33,276
Non-U.S. governments	539,409	105,431	—	644,840
Corporate securities	356,810	37,243	—	394,053
Asset-backed securities	1,000	5	—	1,005

	$926,916	$146,258	$—	$1,073,174

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,687	$513	$—	$30,200
Non-U.S. governments	538,274	48,779	—	587,053
Corporate securities	371,143	26,118	—	397,261
Asset-backed securities	1,000	—	(2)	998

	$940,104	$75,410	$(2)	$1,015,512

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of September 30, 2011 and December 31, 2010.

September 30, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,697	3.2	$33,277	3.1
AAA	641,925	69.2	764,822	71.3
AA	110,497	11.9	116,735	10.9
A	124,734	13.5	136,366	12.7
BBB	20,063	2.2	21,974	2.0

	$926,916	100.0	$1,073,174	100.0

December 31, 2010 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,687	3.2	$30,200	3.0
AAA	641,437	68.2	699,598	68.9
AA	113,140	12.0	118,276	11.6
A	141,683	15.1	151,127	14.9
BBB	12,744	1.4	14,764	1.5
Not rated	1,413	0.1	1,547	0.1

	$940,104	100.0	$1,015,512	100.0

The maturity distribution for held to maturity fixed maturities held as of September 30, 2011 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$52,721	$53,056
After one year through five years	119,079	124,101
After five years through ten years	135,612	147,500
More than ten years	618,504	747,512

	925,916	1,072,169
Asset-backed securities	1,000	1,005

	$926,916	$1,073,174

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the nine months ended September 30, 2011 and 2010 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2011	2010	2011	2010
Interest earned on investments and cash and cash equivalents	$68,085	$67,927	$199,326	$173,473
Interest earned on funds withheld	302	(459)	433	3,267
Amortization of premium on fixed maturities	(5,582)	(6,175)	(15,383)	(10,973)
Investment expenses	(2,470)	(1,582)	(6,610)	(4,389)

	$60,335	$59,711	$177,766	$161,378

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the nine months ended September 30, 2011 and 2010 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2011	2010	2011	2010
Gross realized gains on available for sale securities	$8,058	$7,592	$16,364	$14,665
Gross realized losses on available for sale securities	(1,961)	(1,196)	(6,844)	(5,008)
Net realized and unrealized gains (losses) on trading securities	1,663	883	1,268	(583)
Change in fair value of other investments	(15,732)	8,132	(43,352)	(2,027)

Net realized and unrealized (losses) gains on investments	$(7,972)	$15,411	$(32,564)	$7,047

Net other-than-temporary impairment losses recognized in earnings	$(861)	$(151)	$(2,243)	$(871)

Increase in net unrealized gains on available for sale fixed maturities, before tax	$65,608	$77,904	$96,143	$175,188

Included in net realized and unrealized gains (losses) on trading securities were $0.1 million of net realized gains and $0.6 million of net realized losses recognized on trading securities sold during the three and nine months ended September 30, 2011 respectively ($ nil and $0.3 million of net realized losses in the three and nine months ended September 30, 2010).

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

The Company recorded $0.9 million of OTTI in earnings for the three months ended September 30, 2011, of which $0.5 million related to estimated credit losses ($0.2 million in the three months ended September 30, 2010, all of which related to estimated credit losses).

The Company recorded $2.2 million of OTTI in earnings for the nine months ended September 30, 2011, of which $1.8 million related to estimated credit losses ($0.9 million in the nine months ended September 30, 2010, all of which related to estimated credit losses).

The following methodology and significant inputs were used to determine the estimated credit losses during the three and nine months ended September 30, 2011:

•

Corporate securities ($0.3 million credit loss recognized for both the three and nine months ended September 30, 2011)—the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security; and

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•

Residential mortgage-backed securities ($0.2 million and $1.6 million credit loss recognized for the three and nine months ended September 30, 2011, respectively)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of September 30, 2011 and as of December 31, 2010, were:

	$,000,000	$,000,000	$,000,000	$,000,000	$,000,000	$,000,000
	Less Than 12 Months		12 Months or Longer		Total
September 30, 2011 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$64,409	$480	$—	$—	$64,409	$480
Non-U.S. governments	10,656	146	—	—	10,656	146
Corporate securities	509,036	19,206	5,063	122	514,099	19,328
Municipal securities	22,815	744	—	—	22,815	744
Asset-backed securities	107,965	9,960	559	287	108,524	10,247
Residential mortgage-backed securities	159,276	3,634	—	—	159,276	3,634
Commercial mortgage-backed securities	92,367	1,704	—	—	92,367	1,704

	$966,524	$35,874	$5,622	$409	$972,146	$36,283

	$,000,000	$,000,000	$,000,000	$,000,000	$,000,000	$,000,000
	Less Than 12 Months		12 Months or Longer		Total
December 31, 2010 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$303,324	$6,648	$—	$—	$303,324	$6,648
Non-U.S. governments	15,687	823	—	—	15,687	823
Corporate securities	373,511	9,572	—	—	373,511	9,572
Municipal securities	83,134	3,077	—	—	83,134	3,077
Asset-backed securities	42,082	8,433	547	504	42,629	8,937
Residential mortgage-backed securities	298,301	7,924	1,333	—	299,634	7,924
Commercial mortgage-backed securities	48,861	2,432	418	—	49,279	2,432

	$1,164,900	$38,909	$2,298	$504	$1,167,198	$39,413

Of the total holding of 3,340 (as of December 31, 2010—2,881) available for sale securities, 650 (as of December 31, 2010—497) had unrealized losses as of September 30, 2011.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2011 and 2010:

(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at July 1	$4,673	$2,250
Addition for credit loss impairment recognized in the current period on securities not previously impaired	251	78
Addition for credit loss impairment recognized in the current period on securities previously impaired	207	—
Reduction for securities the Company intends to sell	(460)	—
Reduction for securities sold during the period	(91)	—

Ending balance at September 30	$4,580	$2,328

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at January 1	$3,767	$1,530
Addition for credit loss impairment recognized in the current period on securities not previously impaired	675	252
Addition for credit loss impairment recognized in the current period on securities previously impaired	1,165	546
Reduction for securities the Company intends to sell	(460)	—
Reduction for securities sold during the period	(567)	—

Ending balance at September 30	$4,580	$2,328

Other Investments

The following is a summary of other investments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)		Allocation %		Allocation %
Hedge funds	$275,576	88.4	$294,257	77.8
Catastrophe bonds	—	—	47,248	12.5
Structured deposits	24,852	8.0	26,809	7.1
Equity method investments	14,267	4.6	5,458	1.4
Derivatives	(3,062)	(1.0)	4,356	1.2

	$311,633	100.0	$378,128	100.0

Hedge Funds

The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of September 30, 2011 and December 31, 2010 was:

	September 30, 2011		December 31, 2010
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$26,227	9.4	$35,815	12.2
Diversified arbitrage	20,097	7.3	27,892	9.5
Emerging markets	4,948	1.8	13,044	4.4
Event-driven arbitrage	25,527	9.3	30,175	10.2
Fund of funds	31,576	11.5	42,849	14.6
Global macro	50,385	18.3	49,700	16.9
Long/short credit	9,420	3.4	10,037	3.4
Long/short equity	105,702	38.4	82,065	27.9
Opportunistic	1,694	0.6	2,680	0.9

Total hedge fund portfolio	$275,576	100.0	$294,257	100.0

Redemptions receivable of $34.2 million and $38.1 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of September 30, 2011, and December 31, 2010, respectively.

As of September 30, 2011, the hedge fund portfolio was invested in nine strategies in 31 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Of the Company’s September 30, 2011 outstanding redemptions receivable of $34.2 million, none of which is gated, $30.9 million was received in cash prior to October 31, 2011. The fair value of the Company’s holdings in funds with gates imposed as of September 30, 2011 was $25.4 million (December 31, 2010—$30.2 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of September 30, 2011, the fair value of hedge funds held in side-pockets was $38.5 million (December 31, 2010—$61.6 million).

Details regarding the redemption of the hedge fund portfolio as of September 30, 2011 was as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$26,227	$15,826	$10,401	Annually	90 days
Diversified arbitrage	20,097	20,097	—
Emerging markets	4,948	4,948	—
Event-driven arbitrage	25,527	15,911	9,616	Quarterly	60 days
Fund of funds	31,576	—	31,576	(3)	45-370 days
Global macro	50,385	1,669	48,716	Monthly - Quarterly	3-90 days
Long/short credit	9,420	—	9,420	Quarterly	56 days
Long/short equity	105,702	3,719	101,983	Monthly - Annually(4)	30-90 days
Opportunistic	1,694	1,694	—

Total hedge funds	$275,576	$63,864	$211,712

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate as of September 30, 2011 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $31.6 million as of September 30, 2011.
(4)	The next available redemption date for investments totaling $23.1 million is June 30, 2012, and for investments totaling $13.0 million is December 31, 2012. The remaining balance is redeemable monthly.

Details regarding the redemption of the hedge fund portfolio as of December 31, 2010 was as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$35,815	$18,663	$17,152	Biannually(3)	180 days
Diversified arbitrage	27,892	27,892	—
Emerging markets	13,044	13,044	—
Event-driven arbitrage	30,175	20,122	10,053	Quarterly	60 days
Fund of funds	42,849	—	42,849	(4)	45-370 days
Global macro	49,700	2,344	47,356	Monthly - Quarterly	3-90 days
Long/short credit	10,037	—	10,037	Quarterly	56 days
Long/short equity	82,065	7,044	75,021	Monthly - Annually	30-90 days
Opportunistic	2,680	2,680	—

Total hedge funds	$294,257	$91,789	$202,468

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate as of December 31, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7.2 million is September 30, 2011, and for the remaining $10.0 million is December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $31.4 million as of December 31, 2010.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2011, the Company had one unfunded commitment of $9.3 million related to its hedge fund portfolio (December 31, 2010—$nil).

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of September 30, 2011, the estimated fair value of the Company’s investment in catastrophe bonds was $nil (December 31, 2010—$47.2 million). During the nine months ended September 30, 2011, the Company disposed of all of its holdings in catastrophe bonds.

For the three months ended September 30, 2010, the Company recorded $0.9 million of net investment income from catastrophe bonds. For the nine months ended September 30, 2011 and 2010, the Company recorded $1.7 million and $0.9 million, respectively, of net investment income from catastrophe bonds.

For the nine months ended September 30, 2011, the Company recorded a $25.6 million decrease in the estimated fair value of the catastrophe bonds, including a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan, whose estimated redemption value was $nil. For the three and nine months ended September 30, 2010, the Company recorded increases of $0.7 million and $0.4 million, respectively, in the estimated fair value of the catastrophe bonds. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Structured Deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference indices over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of September 30, 2011, the estimated fair value of the deposit was $24.9 million (December 31, 2010—$26.8 million). For the three months ended September 30, 2011 and 2010, $2.1 million of losses and $0.8 million of gains, respectively, was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income. For the nine months ended September 30, 2011 and 2010, $2.0 million of losses and $0.8 million of gains, respectively, was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Equity Method Investments

The Company owns 34.8% of the common shares of New Point IV. As of September 30, 2011, the carrying value of this investment was $9.0 million. The Company’s equity share of net income for this investment for both the three and nine months ended September 30, 2011 was $0.4 million. The Company also owns 20% of the common shares of New Point Limited, 7.5% of the common shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Alterra Managers, and 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”), a Bermuda domiciled company. The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of income and comprehensive income.

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

Restricted Assets

The total restricted assets as of September 30, 2011 and December 31, 2010 are as follows:

(Expressed in thousands of U.S. Dollars)	September 30, 2011	December 31, 2010
Restricted assets included in cash and cash equivalents	$442,077	$343,912
Restricted assets included in fixed maturities, at fair value	3,950,570	3,901,362
Restricted assets included in other investments	160,387	164,008

Total	$4,553,034	$4,409,282

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2011 and December 31, 2010, $3,332.5 million and $3,155.5 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of September 30, 2011 and December 31, 2010, $1,220.5 million and $1,253.8 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

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

At September 30, 2011, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.

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

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at September 30, 2011 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of September 30, 2011, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2.5 million was made to the net asset value reported by the fund manager as of September 30, 2011 (December 31, 2010—$3.2 million) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2011.

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
September 30, 2011 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$416,136	$440,787	$—	$856,923
Non-U.S. governments	—	185,283	—	185,283
Corporate securities	—	2,781,212	—	2,781,212
Municipal securities	—	245,427	—	245,427
Asset-backed securities	—	240,584	—	240,584
Residential mortgage-backed securities	—	1,222,528	—	1,222,528
Commercial mortgage-backed securities	—	358,665	—	358,665

Total fixed maturities	416,136	5,474,486	—	5,890,622
Hedge funds	—	156,762	118,814	275,576
Structured deposit	—	24,852	—	24,852
Derivative assets	—	(3,062)	—	(3,062)

Other investments	—	178,552	118,814	297,366

	$416,136	$5,653,038	$118,814	$6,187,988

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
December 31, 2010 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$389,766	$605,780	$—	$995,546
Non-U.S. governments	—	79,111	—	79,111
Corporate securities	—	2,735,366	—	2,735,366
Municipal securities	—	238,014	—	238,014
Asset-backed securities	—	86,937	—	86,937
Residential mortgage-backed securities	—	1,168,389	—	1,168,389
Commercial mortgage-backed securities	—	334,152	—	334,152

Total fixed maturities	389,766	5,247,749	—	5,637,515
Hedge funds	—	171,017	123,240	294,257
Structured deposits	—	26,809	—	26,809
Catastrophe bonds	—	47,248	—	47,248
Derivative assets	—	4,356	—	4,356

Other investments	—	249,430	123,240	372,670

	$389,766	$5,497,179	$123,240	$6,010,185

The other investments above do not include investments accounted for using the equity method of $14.3 million and $5.5 million as of September 30, 2011 and December 31, 2010, respectively, in which the Company is deemed to have significant influence.

The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and nine months ended September 30, 2011 and 2010.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at July 1	$100,581	$149,952
Total gains or losses (realized/unrealized)
Included in net income	(2,221)	(72)
Included in other comprehensive income	—	—
Purchases	599	1,344
Issuances	—	(10,101)
Settlements	(3,519)	—
Transfers in and/or out of Level 3	23,374	3,722

Ending balance at September 30	$118,814	$144,845

The amount of total gains (losses) for the three months ended September 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(2,221)	$(217)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2011	2010
Beginning balance at January 1	$123,240	$176,929
Total gains or losses (realized/unrealized)
Included in net income	(1,665)	(768)
Included in other comprehensive income	—	—
Purchases	4,753	35,698
Issuances	—	(41,724)
Settlements	(30,007)	—
Transfers in and/or out of Level 3	22,493	(25,290)

Ending balance at September 30	$118,814	$144,845

The amount of total gains (losses) for the nine months ended September 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(1,822)	$(913)

Transfers in to Level 3 for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 are hedge funds for which the redemption period is no longer considered by the Company to be in the near term. Transfers out of Level 3 for the nine months ended September 30, 2010 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of September 30, 2011, the Company held $101.5 million (December 31, 2010—$74.1 million) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 6. The fair value of the convertible bond without the call option is estimated using an option adjusted spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the three and nine months ended September 30, 2011. The Company uses these instruments to manage the interest rate exposure of its fixed

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

maturity investment portfolio. These derivatives were not designated as hedging instruments. The Company has also entered into various foreign exchange derivatives as part of an opportunistic investment mandate granted to one of the Company’s investment managers.

The fair values of derivative instruments as of September 30, 2011 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$1,361	$—
Interest rate-linked derivatives	—	(5,229)
Foreign exchange forward contracts	806	—

Total derivatives	$2,167	$(5,229)

The fair values of derivative instruments as of December 31, 2010 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$5,273	$—
Interest rate-linked derivatives	—	(1,383)
Foreign exchange forward contracts	466	—

Total derivatives	$5,739	$(1,383)

The derivative assets and liabilities are included within other investments in the consolidated balance sheets.

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the three months ended September 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2011 Amount of Gain or (Loss) Recognized in Income on Derivative	2010 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(1,721)	$1,926
Interest rate-linked derivatives	(6,270)	(77)
Foreign exchange forward contracts	1,355	(386)

Total derivatives	$(6,636)	$1,463

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the nine months ended September 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2011 Amount of Gain or (Loss) Recognized in Income on Derivative	2010 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(3,927)	$(1,245)
Interest rate-linked derivatives	(6,735)	(10,950)
Foreign exchange forward contracts	866	(231)

Total derivatives	$(9,796)	$(12,426)

The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS

During the three months ended September 30, 2011, Alterra E&S sold the renewal rights to the business written by the Company’s contracted general agent distribution channel (“contract binding business”). The Company recognized a $0.8 million net gain on the sale, which is included in other income in the consolidated statement of income and comprehensive income. The net gain included the derecognition of $1.0 million of goodwill, being the portion of the goodwill recorded on the acquisition of Alterra E&S which was allocated to that part of the business.

9. SENIOR NOTES

On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year (the “6.25% senior notes”). The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of issuance costs, from the sale of the 6.25% senior notes were $346.9 million and were used to repay a $200.0 million revolving bank loan outstanding under a credit facility, with the remainder used for general corporate purposes.

Alterra Finance is a finance subsidiary and has no independent activities, assets or operations other than in connection with the 6.25% senior notes.

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of September 30, 2011 was $90.6 million.

The fair value of the 6.25% senior notes and 7.20% senior notes was $376.1 million and $95.1 million, respectively, as of September 30, 2011, measured based on an independent pricing service using a matrix pricing methodology. Interest expense in connection with the senior notes was $7.1 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and $21.3 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively.

10. INCOME TAXES

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. EQUITY CAPITAL

The Board of Directors of the Company declared the following dividends during 2011 and 2010:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010

During the nine months ended September 30, 2011, the Company repurchased 8,022,675 common shares at an average price of $21.43 per common share for a total amount of $172.0 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the nine months ended September 30, 2011, 7,943,592 common shares were repurchased under the Board-approved share repurchase authorization, including 2,273,050 common shares acquired pursuant to a privately negotiated stock purchase agreement. As of September 30, 2011, the remaining authorization under the Company’s previously authorized share repurchase program was $157.5 million.

As of September 30, 2011, the Company’s total authorized share capital is $220.0 million. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.

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

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2011	2010
Basic earnings per share:
Net income	$48,386	$82,837
Weighted average common shares outstanding—basic	104,830,300	117,200,505

Basic earnings per share	$0.46	$0.71

Diluted earnings per share:
Net income	$48,386	$82,837

Weighted average common shares outstanding—basic	104,830,300	117,200,505
Conversion of warrants	521,292	492,718
Conversion of options	95,228	154,142
Conversion of employee stock purchase plan	1,909	2,301
Non participating restricted shares	216,553	108,276

Weighted average common shares outstanding—diluted	105,665,282	117,957,942

Diluted earnings per share	$0.46	$0.70

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2011	2010
Basic earnings per share:
Net income	$34,334	$222,665
Weighted average common shares outstanding—basic	105,866,771	88,253,609

Basic earnings per share	$0.32	$2.52

Diluted earnings per share:
Net income	$34,334	$222,665

Weighted average common shares outstanding—basic	105,866,771	88,253,609
Conversion of warrants	948,670	515,265
Conversion of options	131,600	194,219
Conversion of employee stock purchase plan	1,472	2,330
Participating restricted shares	144,369	36,092

Weighted average common shares outstanding—diluted	107,092,882	89,001,515

Diluted earnings per share	$0.32	$2.50

For the three and nine months ended September 30, 2011, the impact of the conversion of warrants and options of 3,501,755 and 3,294,340, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2010, the impact of the conversion of warrants and options of 3,595,104 and 2,749,509, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

13. RELATED PARTIES

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

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements, since the Amalgamation:

(Expressed in thousands of U.S. Dollars)	As of September 30, 2011	As of December 31, 2010
Balance Sheet
Unearned property and casualty premiums	$18,582	$20,377
Premiums receivable	6,915	10,086
Losses and benefits recoverable from reinsurers	3,798	11,326
Property and casualty losses	266,635	299,610
Funds withheld from reinsurers	1,483	1,908

	Three Months Ended		Nine Months Ended September 30, 2011	Period from May 12, 2010 to September 30, 2010
(Expressed in thousands of U.S. Dollars)	September 30, 2011	September 30, 2010
Statement of Operations
Gross premiums written	$7,702	$7,430	$11,466	$3,757
Earned premiums	4,884	4,727	12,756	5,132
Net losses and loss expenses	2,595	4,312	2,040	(2,297)
Acquisition costs	1,177	1,133	3,520	1,750

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Grand Central Re Limited

The Company owns 7.5% of the ordinary shares of Grand Central Re. In conjunction with this investment, Alterra Bermuda entered into a quota share retrocession agreement with Grand Central Re that requires each of Alterra Bermuda and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party. Alterra Bermuda has not ceded any new business to Grand Central Re since 2003.

The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of September 30, 2011	As of December 31, 2010
Balance Sheet
Losses and benefits recoverable from reinsurers	$46,381	$48,922
Deposit liabilities	13,087	12,877
Funds withheld from reinsurers	87,502	85,991
Reinsurance balance payable	42	(236)

	Three Months Ended		Nine Months Ended
(Expressed in thousands of U.S. Dollars)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Statement of Operations
Reinsurance premiums ceded	$90	$1,573	$211	$659
Earned premiums ceded	90	1,573	211	659
Other income	25	25	75	75
Net losses and loss expenses	—	1,931	—	2,273
Claims and policy benefits	(421)	(465)	(1,327)	(1,433)
Interest expense	3,078	2,561	5,058	7,858

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

New Point IV Limited

The Company owns 34.8% of the common shares of New Point IV, a Bermuda domiciled company. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for both the three and nine months ended September 30, 2011 were $0.5 million.

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of September 30, 2011, $0.1 million (December 31, 2010—$0.9 million) was included in premiums receivable and $5.6 million (December 31, 2010—$6.5 million) in losses and benefits recoverable from reinsurers related to this agreement.

Hedge Fund Managers

Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of Alterra’s significant shareholders, received aggregate management and incentive fees of $0.1 million and $0.1 million, respectively, in respect of Alterra Diversified’s assets invested in an underlying fund managed by Moore Capital for the three months ended September 30, 2011 and 2010. Management and incentive fees for the nine months ended September 30, 2011 and 2010 were $0.3 million and $0.4 million, respectively.

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

14. COMMITMENTS AND CONTINGENCIES

Credit Facilities

On June 12, 2007, Harbor Point entered into an $850.0 million five-year senior credit facility (the “$850.0 million Credit Facility”) with Bank of America and various other financial institutions. The $850.0 million Credit Facility allows Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA to request the issuance of secured and unsecured letters of credit up to $600.0 million and $250.0 million, respectively. Alterra Holdings, Alterra Bermuda, Alterra Re USA and Alterra USA may also request unsecured loans from the $250.0 million tranche for general corporate purposes. In addition, there is a $50.0 million sublimit for the issuance of secured letters of credit for Alterra Holdings investment affiliates. An increase in the secured sublimit of the credit facility of up to $150.0 million may be requested, subject to there being sufficient participation by the syndicate of participating banks.

On August 7, 2007, Alterra Bermuda entered into a $600.0 million five-year senior credit facility (the “$600.0 million Credit Facility”) with Bank of America and various other financial institutions. The $600.0 million Credit Facility allows Alterra Bermuda and certain of its insurance subsidiaries to request the issuance of secured and unsecured letters of credit up to $450.0 million and $150.0 million, respectively. Alterra Bermuda or Alterra may also request unsecured loans from the $150.0 million tranche for general corporate purposes. Subject to certain conditions and at the request of Alterra Bermuda, the aggregate commitments of the lenders under the $600.0 million Credit Facility may be increased up to a total of $800.0 million, provided that the unsecured commitments may not exceed 25% of the aggregate commitments under the $600.0 million Credit Facility.

On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch. This credit facility currently provides up to GBP 60.0 million for the issuance of letters of credit to provide capital to support Lloyd’s syndicate commitments of Alterra at Lloyd’s operations. The facility may be terminated by ING at any time prior to December 31, 2011, subject to a four year notice requirement for any outstanding letters of credit.

In July 2009, Harbor Point entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30.0 million for the issuance of secured letters of credit in support of the operations of the London branch of Alterra Re Europe.

In December 2010, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 12, 2011.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of September 30, 2011 and December 31, 2010:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
September 30, 2011	$1,525,000	GBP	90,000

December 31, 2010	$1,525,000	GBP	90,000

Letters of credit issued and outstanding as of:
September 30, 2011	$899,076	GBP	70,107

December 31, 2010	$908,025	GBP	70,107

Cash and fixed maturities at fair value pledged as collateral as of:
September 30, 2011	$1,058,481	GBP	103,702

December 31, 2010	$1,103,742	GBP	96,112

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of September 30, 2011.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Commitments

On July 1, 2011, Alterra Holdings, a wholly-owned subsidiary of the Company, private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several unrelated third party investors executed a subscription agreement with New Point IV to purchase common shares of New Point IV. Following execution of the subscription agreement and subsequent issuances of common shares, Alterra Holdings holds approximately 34.8% of the issued and outstanding common shares of New Point IV. As of September 30, 2011, Alterra Holdings’ remaining commitment under the subscription agreement with New Point IV is $66.4 million.

15. SHARE BASED EQUITY AWARDS

At Alterra’s May 5, 2008 Annual General Meeting of Shareholders, Alterra’s shareholders approved the adoption of the 2008 Stock Incentive Plan (the “2008 Plan”) under which the Company may award, subject to certain restrictions, incentive stock options, non-qualified stock options, restricted stock, restricted stock units, share awards and other awards. The 2008 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”).

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

Warrants

Prior to the Amalgamation, the Company issued warrants to purchase the Company’s common shares to certain investors and employees of Max. All outstanding warrants were exercisable at any time up to their expiration dates, the last of which was August 17, 2011. Warrants were issued with exercise prices approximating the fair value of the Company’s common shares on the date of issuance.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:

Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2010	10,477,468	10,477,468	$19.66	$7.00	$13.88 - $26.48
Warrants exercised	(269,660)	(269,660)	$14.51	$5.70	$13.80 - $18.00
Additional warrants issued as a result of dividends declared	180,312	180,312	$19.33	$7.08	$13.80 - $19.53

Balance, September 30, 2011	10,388,120	10,388,120	$19.45	$7.04	$19.20 - $26.48

On each of February 8, 2011 and May 3, 2011, Alterra declared dividends of $0.12 per share, and on August 2, 2011 declared a dividend of $0.14 per share. These dividends resulted in a reduction in the weighted average exercise price of $0.34 and an increase in the number of warrants outstanding by 180,312. A deferred dividend liability of $2.7 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the nine months ended September 30, 2011 were exercised pursuant to the cashless exercise provision, which resulted in 92,570 shares being issued for the exercise of 269,660 warrants.

Stock Option Awards

Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. The Company issued 41,997 options during the nine months ended September 30, 2011.

On May 12, 2010, the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan.

The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

Option valuation assumptions:

	2011	2010
Expected remaining option life	0.3 years	3.9 years
Expected dividend yield	1.14%	2.27%
Expected volatility	44.48%	37.70%
Risk-free interest rate	0.10%	1.84%

The Company recognized $nil and $0.4 million of stock-based compensation expense related to stock option awards for the three months ended September 30, 2011 and 2010, respectively. The Company recognized $0.3 million and $5.2 million of stock-based compensation expense related to stock option awards for the nine months ended September 30, 2011 and 2010, respectively. Of these amounts, $4.5 million for the nine months ended September 30, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the three and nine months ended September 30, 2010 was recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of September 30, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $0.1 million, which is expected to be recognized over a weighted average period of 1.0 years.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $1.1 million.

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,343,659	1,343,659	$21.49	$6.27	$8.45 - 33.76
Options granted	41,997		$20.86	$0.68	$19.91 - 22.12
Options exercised	(152,174)		$14.79	$5.41	$8.45 - 21.91
Options forfeited	(73,954)		$22.85	$2.10	$19.91 - 30.40

Balance, September 30, 2011	1,159,528	1,159,528	$22.26	$6.42	$8.85 - 33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,999,819	108,333	54,167	$15.75	$6.01	$15.75
Restricted stock granted	(700,299)
Restricted stock forfeited	47,008
Restricted stock units granted	(83,396)
Restricted stock units forfeited	478

Balance, September 30, 2011	1,263,610	108,333	108,333	$15.75	$6.01	$15.75

A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,437,493	2,168,857	1,736,950	$26.64	$5.20	$26.48 - 30.82
Restricted stock granted	(530,874)
Restricted stock forfeited	38,277
Options forfeited	32,103	(32,103)		$26.48	$5.20	$26.48

Balance, September 30, 2011	976,999	2,136,754	2,093,317	$26.64	$5.20	$26.48 - 30.82

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

Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $5.3 million and $5.9 million for the three months ended September 30, 2011 and 2010, respectively, and was $22.5 million and $31.3 million for the nine months ended September 30, 2011 and 2010, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company’s unvested restricted stock awards as of December 31, 2010 and changes during the nine months ended September 30, 2011 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2010	3,357,982	$22.52	197,988	$22.81
Awards granted	1,231,173	$21.53	83,396	$21.38
Awards vested	(624,845)	$24.00	—	$—
Awards forfeited	(85,285)	$21.09	(478)	$23.97

Balance, September 30, 2011	3,879,025	$21.98	280,906	$22.39

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during subscription periods (the “Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million for each of the three months ended September 30, 2011 and 2010, and $0.2 million for each of the nine months ended September 30, 2011 and 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the quarter and nine months ended September 30, 2011 compared to the quarter and nine months ended September 30, 2010 and our financial condition as of September 30, 2011. We completed the Amalgamation of Alterra Holdings and Harbor Point on May 12, 2010 and the results of operations of Alterra Holdings (as the amalgamated entity) have been included in our consolidated results only from that date. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and you should not place undue reliance on any such statements. These factors include, but are not limited to, the following:

•	the adequacy of loss and benefit reserves and the need to adjust such reserves as claims develop over time;

•	the failure of any of the loss limitation methods employed;

•	the effect of cyclical trends, including with respect to demand and pricing in the insurance and reinsurance markets;

•	changes in general economic conditions, including changes in capital and credit markets;

•	any lowering or loss of financial ratings;

•	the occurrence of natural or man-made catastrophic events with a frequency or severity exceeding expectations;

•	actions by competitors, including consolidation;

•	the effects of emerging claims and coverage issues;

•	the loss of business provided to Alterra by its major brokers;

•	the effect on Alterra’s investment portfolio of changing financial market conditions including inflation, interest rates, liquidity and other factors;

•	tax and regulatory changes and conditions;

•	retention of key personnel;

•	the integration of new business ventures Alterra may enter into; and

•	management’s response to any of the aforementioned factors.

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

We have $ 2,844.7 million in consolidated shareholders’ equity as of September 30, 2011. In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 and long-term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

In Europe, we conduct our non-Lloyd’s operations from Dublin through Alterra Europe and Alterra Re Europe. Each of these subsidiaries operates a branch in London. Effective November 1, 2011, these subsidiaries, along with their London branches, were merged with the resulting entity retaining the name Alterra Europe. In addition, until December 31, 2010, Alterra Bermuda operated a branch in the United Kingdom. Effective January 1, 2011, we commenced underwriting this business through the London branch of Alterra Re Europe. Our Lloyd’s operations are conducted through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, England. As of September 30, 2011, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2% and approximately 22%, respectively.

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

In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s, operating locally in Rio de Janeiro using Lloyd’s admitted status, and through Alterra Re Europe, using both a representative office in Bogota and a service company in Buenos Aires. In July 2011, we applied for a license to incorporate a local reinsurance company in Brazil. We believe that this will complement our existing presence in Brazil, and will provide us with greater access to additional reinsurance opportunities.

We employ personnel and hold assets within our global service companies incorporated in Ireland, Bermuda, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of September 30, 2011, the allocation of invested assets was 96.1% in cash and fixed maturities and 3.9% in other investments, principally hedge funds.

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

The table below shows the key performance indicators as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 and for the quarters and nine months ended September 30, 2011 and 2010:

	As of September 30, 2011	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010
Book value per share (1)	$27.27	$26.40	$25.76	$26.30
Diluted book value per share (1)	$27.18	$25.98	$25.34	$25.99

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in millions of U.S. Dollars)
Net operating income(2)	$50.1	$76.0	$64.9	$175.5
Combined ratio(3)	87.7%	86.0%	98.4%	86.1%
Annualized return on average shareholders’ equity(4)	6.9%	11.1%	1.6%	12.9%
Annualized net operating return on average shareholders’ equity(2)(4)	7.1%	10.2%	3.1%	10.2%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.
(4)	Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (computed as the average of the quarterly average shareholders’ equity balances).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the quarter ended September 30, 2011, our book value per share on a basic and diluted basis increased by 3.3% and 4.6%, respectively. The increase in book value per share was driven by a combination of positive operating results and an increase in unrealized gains on our investment portfolio, together with share repurchases at a discount to book value per share.

Property catastrophe losses resulting from natural disasters in the United States in the second and third quarter, and those in Japan, New Zealand and Australia in the first quarter, had a significant effect on our results of operations for the quarter and nine months ended September 30, 2011. We incurred losses from these events of $42.1 million, net of reinsurance and reinstatement premiums, for the quarter ended September 30, 2011, and $197.9 million, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2011. These events are currently estimated to have caused industry losses in the tens of billions of dollars; however, our strategy of diversifying and limiting our property catastrophe risk exposures resulted in what we believe is a manageable level of underwriting losses and limited the capital impact to less than 7.0% of our shareholders’ equity as of December 31, 2010. Together with our net operating income and an increase of $89.8 million in unrealized investment gains in shareholders’ equity for the nine months ended September 30, 2011, our book value per diluted share increased by 4.6% from December 31, 2010.

Despite the incurred losses from catastrophe events, our net operating income was $50.1 million for the quarter ended September 30, 2011, with a combined ratio of 87.7%, and $64.9 million for the nine months ended September 30, 2011, with a combined ratio of 98.4%. The catastrophe losses principally affected our reinsurance and Alterra at Lloyd’s segments; however, both segments reported positive underwriting income for the quarter ended September 30, 2011. Net favorable development on prior year loss reserves was $31.7 million for the quarter ended September 30, 2011, reducing the combined ratio by 9.1 percentage points. Net favorable development on prior year loss reserves was $110.4 million for the nine months ended September 30, 2011, reducing the combined ratio by 10.3 percentage points. For both periods, the net favorable development was principally derived from our insurance and reinsurance segments.

We increased our share repurchase activity during the quarter ended September 30, 2011, taking advantage of select opportunities to purchase our common shares in the market. We spent $28.1 million repurchasing 1,446,442 shares in the market during the quarter at an average price of $19.41, a 25.3% discount to our June 30, 2011 diluted book value per share. For the nine months ended September 30, 2011, we spent $170.3 million under our share repurchase authorization, repurchasing 7,943,592 shares at an average price of $21.44, a 17.5% discount to our December 31, 2010 diluted book value per share. As of September 30, 2011, our remaining share repurchase authorization was $157.5 million.

We target a long-term annualized net operating return on average shareholders’ equity (“annualized net operating ROE”) of the risk free rate plus 10% over the cycle. For the quarter and nine months ended September 30, 2011, our annualized net operating ROE and annualized return on average shareholders’ equity fell short of our target primarily due to the significant property catastrophe event losses in the quarter and nine month periods.

We seek to manage and monitor our aggregate exposure so that the estimated maximum impact of a modeled 1 in 250 year catastrophic event on our short tail catastrophe exposed business is less than 20% of our beginning of year shareholders’ equity. This limitation is a self-imposed, long-term target that can be adjusted if and when we believe that market pricing makes the risk/reward tradeoff attractive. As of September 30, 2011, our aggregate exposure was above our long-term target, but it was less than 25% of beginning of year shareholders’ equity. Our aggregate exposure was above our long-term target for a number of reasons, including our desire to take advantage of some attractive third quarter business opportunities, changes in catastrophe models that are used in our probable maximum loss calculations, and short tail business in general offering better pricing and terms than long tail business in the property and casualty market. We continue to monitor the pricing environment and believe that we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change as we approach the January 1 renewal season.

The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms. During periods of reduced underwriting capacity, pricing and policy terms generally are more favorable for insurers and reinsurers. We believe the industry is currently in a period of excess underwriting capacity, and while the current year’s property catastrophe events have likely eroded some of that capacity, uncertainty remains regarding the timing, location and scale of a favorable turn in the market. In addition, the industry is operating in a low interest rate environment, which has decreased our ability to generate meaningful investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the quarter and nine months ended September 30, 2011. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations—For the quarter and nine months ended September 30, 2011 and 2010

Our consolidated results of operations for the quarter and nine months ended September 30, 2011 and 2010 are summarized below:

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$386.3	$325.2	18.8%	$1,578.1	$1,095.3	44.1%
Reinsurance premiums ceded	(90.9)	(60.6)	50.0%	(364.9)	(293.5)	24.3%

Net premiums written	$295.4	$264.6	11.6%	$1,213.2	$801.8	51.3%

Net premiums earned	$347.0	$342.4	1.3%	$1,075.9	$829.9	29.6%
Net investment income	60.3	59.7	1.0%	177.8	161.4	10.2%
Net realized and unrealized (losses) gains on investments	(8.0)	15.4	(151.9)%	(32.6)	7.1	n/m
Net impairment losses recognized in earnings	(0.9)	(0.2)	n/m	(2.2)	(0.9)	144.4%
Other income	1.6	1.4	14.3%	3.3	1.9	73.7%

Total revenues	400.0	418.7	(4.5)%	1,222.2	999.4	22.3%

Net losses and loss expenses	198.5	191.0	3.9%	714.1	475.8	50.1%
Claims and policy benefits	14.5	15.1	(4.0)%	44.8	46.7	(4.1)%
Acquisition costs	61.4	60.9	0.8%	196.7	133.9	46.9%
Interest expense	11.3	7.5	50.7%	30.4	20.4	49.0%
Net foreign exchange (gains) losses	(0.1)	3.3	(103.0)%	2.1	0.3	n/m
Merger and acquisition expenses	—	0.5	n/m	—	(49.3)	n/m
General and administrative expenses	61.6	56.7	8.6%	202.4	143.7	40.8%

Total losses and expenses	347.2	335.0	3.6%	1,190.5	771.5	54.3%

Income before taxes	52.8	83.7	(36.9)%	31.7	227.9	(86.1)%

Income tax expense (benefit)	4.4	0.9	n/m	(2.6)	5.2	(150.0)%

Net income	$48.4	$82.8	(41.5)%	$34.3	$222.7	(84.6)%

Loss ratio(a)	57.3%	56.0%		66.5%	57.5%
Acquisition cost ratio(b)	17.7%	17.8%		18.3%	16.1%
General and administrative expense ratio(c)	12.7%	12.2%		13.7%	12.4%
Combined ratio(d)	87.7%	86.0%		98.4%	86.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.

Premiums. Gross premiums written for the quarter ended September 30, 2011 increased by 18.8% compared to the prior year period and gross premiums written for the nine months ended September 30, 2011 increased by 44.1% compared to the prior year period. The principal reason for the quarter’s increase was strategic growth resulting from added underwriting teams, specifically in our Latin America operations. The principal reason for the nine month period’s increase was the additional reinsurance premiums written as a result of the Amalgamation.

A discussion of pro forma reinsurance segment results including Harbor Point in the 2010 comparative figures is in the section entitled Reinsurance Segment on a pro forma basis. On a pro forma basis, gross premiums written and net premiums earned for the nine months ended September 30, 2011 and 2010 would have been as follows:

	Nine Months Ended September 30, 2011	% change	Nine Months Ended September 30, 2010
	(In millions of U.S. Dollars)
Gross premiums written (1)	$1,578.1	6.7%	$1,478.7
Net premiums earned (1)	$1,075.9	2.6%	$1,048.8

(1)	The above pro forma financial information for the nine months ended September 30, 2010 is provided for informational purposes only and presents a summary of the combined gross premiums written and net premiums earned of the Company and the former Harbor Point companies assuming the Amalgamation occurred on January 1, 2010.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2011 was 23.5% and 23.1%, respectively, compared to 18.6% and 26.8%, respectively, in the prior year periods. The ratio for the quarter ended September 30, 2011 increased compared to the prior year period due to the 100% retrocession of the business written through our contracted general agent distribution channel (our “contract binding” business) in our U.S. specialty segment starting from August 1, 2011, along with the impact of additional ceded reinstatement premiums in our Alterra at Lloyd’s segment. The decrease in the percentage of reinsurance premiums ceded in the nine months ended September 30, 2011 compared to the prior year period was principally due to the Amalgamation, the reduction in the amount of business ceded by our reinsurance segment and the decision to retain more risk in general. We continually monitor our need for reinsurance based on aggregate risk exposures.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the nine months ended September 30, 2011 compared to the prior year period was principally due to the incremental earnings as a result of the Amalgamation. In addition, increased retentions in our U.S. specialty segment and organic growth in our Alterra at Lloyd’s segment contributed to the increase in net premiums earned.

Net investment income. Net investment income for the quarter and nine months ended September 30, 2011 increased by 1.0% and 10.2%, respectively, compared to the prior year periods. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation. Our average annualized investment yield was 3.13% and 3.12% for the quarter and nine months ended September 30, 2011, respectively, and 3.23% and 3.44% for the quarter and nine months ended September 30, 2010, respectively. The yields available in the current fixed maturity market generally are lower than the average yield on our existing portfolio. Due to the anticipated continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. For the quarter ended September 30, 2011, the balance included a decrease in fair value of our hedge funds of $7.7 million compared to an increase of $4.9 million in the prior year period, and a decrease in fair value of derivatives of $6.6 million compared to an increase of $1.5 million in the prior year period. The principal component of the net loss for the nine months ended September 30, 2011 was a $25.0 million loss on a catastrophe bond with exposure to the Japan earthquake and tsunami, compared to an increase in fair value of catastrophe bonds of $0.4 million in the prior year period. The nine months ended September 30, 2011 also included a $6.4 million decrease in fair value of our hedge funds compared to an $8.9 million increase in the prior year period.

Other income. During the quarter ended September 30, 2011, Alterra E&S sold the renewal rights to our contract binding business. We recognized a net gain on sale of $0.8 million, which included the derecognition of goodwill of $1.0 million. Commencing August 1, 2011, until the earlier of the date the purchaser has the necessary state licenses to write this business directly and February 1, 2013, the contract binding business will be written by Alterra E&S and we will cede 100% of the premiums and losses to the purchaser. Under the terms of the sale, we are entitled to additional contingent consideration should gross premiums written by the contract binding business exceed a specified threshold while the quota share reinsurance agreement is still in effect. Also included in other income for the first time for the quarter ended September 30, 2011 are fees earned for the management of New Point Re IV.

Net losses and loss expenses, and claims. The loss ratio increased by 1.3 and 9.0 percentage points for the quarter and nine months ended September 30, 2011, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2011 of $31.7 million and $110.4 million, respectively, compared to $36.4 million and $77.6 million in the prior year periods;

•

The net favorable development for the quarter ended September 30, 2011 from our segments was as follows: insurance—$19.5 million (2010—$17.9 million); reinsurance—$11.7 million (2010—$14.1 million); and Alterra at Lloyd’s—$1.9 million (2010—$4.4 million). This was partially offset by net adverse development for our U.S. specialty segment of $1.5 million (2010—$nil). The net favorable development for the nine months ended September 30, 2011 from our segments was as follows: insurance—$41.6 million (2010—$32.8 million); reinsurance—$58.4 million (2010—$34.9 million); and Alterra at Lloyd’s—$11.8 million (2010—$9.1 million). This was partially offset by net adverse development for our U.S. specialty segment of $1.5 million (2010—net favorable development of $0.8 million);

•

Excluding the net favorable loss development, the loss ratio was 66.5% and 76.8% for the quarter and nine months ended September 30, 2011, respectively, compared to 66.6% and 66.9% for the prior year periods. For the nine months ended September 30, 2011, the increase in the loss ratio compared to the prior year period was principally due to the increase in significant property catastrophe losses in 2011; and

•

For the quarter and nine months ended September 30, 2011, our results included incurred losses net of reinsurance of $42.8 million and $208.7 million, respectively, related to significant property catastrophe events and significant per-risk losses. The significant property catastrophe event net losses for the quarter ended September 30, 2011 included $21.8 million related to Hurricane Irene and other natural disasters, including tornadoes, other severe weather and flooding during the third quarter of 2011, with the remainder related to increased loss estimates on property catastrophe events from the first and second quarters of 2011. The significant property catastrophe event net losses for the nine months ended September 30, 2011 included losses related to Hurricane Irene, the Japan earthquake and tsunami, the U.S. tornadoes and floods, the New Zealand earthquake, the Australia floods and Cyclone Yasi. For the quarter and nine months ended September 30, 2010, our results included net losses of $14.1 million and $44.0 million, respectively, for property catastrophe events, including losses resulting from the Chile earthquake, European windstorm Xynthia and Australia hailstorms.

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

Claims and policy benefits. We did not write any new life and annuity reinsurance contracts in the quarter or nine months ended September 30, 2011 and 2010, respectively. We do not intend to write any new life and annuity reinsurance contracts in our life and annuity reinsurance segment in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the quarter and nine months ended September 30, 2011 decreased by 0.1 and increased by 2.2 percentage points, respectively, compared to the prior year periods. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned impact our acquisition cost ratio from quarter to quarter. A decrease in the level of reinsurance purchased across our segments also contributed to the increase in the ratio for nine months ended September 30, 2011. As we retain more business in our segments, we receive less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

Interest expense. Interest expense reflects interest on funds withheld from reinsurers, and interest on our senior notes and bank loan outstanding. Interest expense for the quarter and nine months ended September 30, 2011 increased by $3.8 million and $10.0 million, respectively, compared to the prior year periods, principally due to an increase in senior notes outstanding.

Merger and acquisition expenses. Merger and acquisition expenses for the quarter and nine months ended September 30, 2010 comprised advisory, legal and other professional fees, and other expenses related to the Amalgamation, offset by the negative goodwill gain of $95.8 million recorded in the quarter ended June 30, 2010.

General and administrative expenses. General and administrative expenses for the quarter ended September 30, 2011 increased by $4.9 million compared to the prior year period, with most of the increase in our Alterra at Lloyd’s segment, due to expanding our underwriting teams, growth in Brazil, regulatory changes in Europe. In addition, corporate expenses increased principally due to increased expenses related to information technology. General and administrative expenses for the nine months ended September 30, 2011 increased by $58.7 million compared to the prior year period. The increase was principally due to the additional general and administrative expenses related to the Amalgamation, which are not included for the period prior to the Amalgamation, and which increased the reinsurance segment and corporate general and administrative expenses. The corresponding increase in net premiums earned related to the Amalgamation partially mitigated the effect on our general and administrative expense ratio for the nine months ended September 30, 2011.

Segmental Results of Operations—For the quarter and nine months ended September 30, 2011 and 2010

We monitor the performance of our underwriting operations in five segments:

•

Insurance—We offer property and casualty excess of loss capacity from our offices in Bermuda, Dublin and the Unites States primarily to Fortune 1000 companies. Principal lines of business include aviation, excess liability, professional lines and property.

•

Reinsurance—We offer property and casualty quota share and excess of loss capacity from our Bermuda, Bogota, Buenos Aires, Dublin, London and United States offices to insurance companies worldwide. The underwriting activities of the former Harbor Point companies, specifically Alterra Re, Alterra Re USA and the London branch of Alterra Re Europe, are included within the reinsurance segment for the period from May 12, 2010. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

•

U.S. specialty—We offer property and casualty insurance coverage from offices in the United States primarily to small- to medium- sized companies. Principal lines of business include general liability, marine, professional liability and property.

•

Alterra at Lloyd’s—We offer property and casualty quota share and excess of loss insurance and reinsurance from our London and Copenhagen offices, primarily to medium- to large- sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, professional liability, property and surety.

•

Life and annuity reinsurance—We offer reinsurance products focusing on blocks of life and annuity business, which take the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. We have determined not to write any new life and annuity contracts in the foreseeable future.

We also have a corporate function that includes our investment and financing activities.

We manage our invested assets on an aggregated basis, and do not allocate investment income and realized and unrealized gains on investments to the property and casualty segments. Because of the longer duration of liabilities on life and annuity reinsurance business, investment returns are important in evaluating the profitability of this segment; therefore, we allocate investment returns from the consolidated portfolio to this segment. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

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

Insurance Segment

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$86.0	$77.9	10.4%	$298.5	$286.4	4.2%
Reinsurance premiums ceded	(43.2)	(36.9)	17.1%	(142.4)	(124.0)	14.8%

Net premiums written	$42.8	$41.0	4.4%	$156.1	$162.4	(3.9)%

Net premiums earned	$49.8	$59.8	(16.7)%	$156.9	$172.4	(9.0)%
Net losses and loss expenses	(23.6)	(26.6)	(11.3)%	(87.3)	(104.4)	(16.4)%
Acquisition costs	0.6	(1.4)	(142.9)%	0.8	(1.9)	(142.1)%
General and administrative expenses	(8.9)	(7.7)	15.6%	(27.5)	(22.7)	21.1%
Other income	0.1	1.1	(90.9)%	1.0	1.2	(16.7)

Underwriting income	$18.0	$25.2	(28.6)%	$43.9	$44.6	(1.6)%

Loss ratio(a)	47.5%	44.6%		55.6%	60.6%
Acquisition cost ratio(b)	(1.2)%	2.3%		(0.5)%	1.1%
General and administrative expense ratio(c)	17.8%	12.9%		17.6%	13.2%
Combined ratio(d)	64.1%	59.8%		72.7%	74.8%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended September 30, 2011	% of Premium Written	% Ceded	Quarter Ended September 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$6.7	7.8%	29.1%	$8.2	10.5%	37.8%
Excess liability	24.2	28.2%	32.0%	21.6	27.7%	39.5%
Professional liability	39.5	45.9%	64.7%	37.1	47.7%	57.4%
Property	15.6	18.1%	51.0%	11.0	14.1%	35.6%

	$86.0	100.0%	50.2%	$77.9	100.0%	47.4%

	00000	00000	00000	00000	00000	00000
	Nine Months Ended September 30, 2011	% of Premium Written	% Ceded	Nine Months Ended September 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$12.0	4.0%	31.9%	$17.2	6.0%	39.1%
Excess liability	92.9	31.1%	44.2%	86.2	30.1%	43.0%
Professional liability	132.3	44.3%	48.9%	131.9	46.1%	44.7%
Property	61.3	20.6%	53.5%	51.1	17.8%	41.6%

	$298.5	100.0%	47.7%	$286.4	100.0%	43.3%

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2011 increased by 10.4% and 4.2% compared to the prior year periods. Significant factors affecting gross premiums written were:

•	An increase in excess liability and property gross premiums written, principally due to improved pricing conditions in these lines of business; and

•

Continuing competitive pricing conditions in aviation resulted in slight decreases in the level of business written. Our objective is to continue to be selective in our renewals and new business writings, focusing on business that meets our rate of return requirements.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2011 was 50.2% and 47.7%, respectively, compared to 47.4% and 43.3%, respectively, in the prior year periods. The amount of reinsurance that we purchase can vary significantly by line of business. The increase in the percentage of reinsurance premiums ceded for the quarter and nine months ended September 30, 2011 was principally due to changes in the mix of business and an increase in the percentage of quota share reinsurance purchased on our property line of business.

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

Net losses and loss expenses. The loss ratio for the quarter ended September 30, 2011 increased by 2.9 percentage points and decreased 5.0 percentage points for the nine months ended September 30, 2011 compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2011 of $19.5 million and $41.6 million, respectively, compared to $17.9 million and $32.8 million in the prior year periods;

•

Net favorable loss development was recorded in all four lines of business in the quarter and nine months ended September 30, 2011, principally in the following accident years: aviation (2009), excess liability (2005), professional liability (2006) and property (2009). We recognized net favorable loss development in the quarter ended September 30, 2010 principally in the following lines of business and accident years: professional liability (2005) and excess liability (2004). Net favorable loss development in the nine months ended September 30, 2010 principally was in the following lines of business and accident years: professional liability (2005-2006), property (2008), and aviation (2009);

•

Excluding the net favorable loss development, the loss ratio was 86.7% and 82.1% for the quarter and nine months ended September 30, 2011, respectively, compared to 74.5% and 79.6% for the quarter and nine months ended September 30, 2010, respectively. The increase in the loss ratios for the quarter and nine month periods was principally due to increased property catastrophe losses in the quarter and nine months ended September 30, 2011, together with worse than expected current year loss experience in our aviation and general casualty lines of business; and

•

For the quarter ended September 30, 2011, our results included $8.7 million of net losses related to Hurricane Irene and other natural disasters, including increased loss estimates for property catastrophe events from the first and second quarters of 2011. For the nine months ended September 30, 2011, we recorded net losses of $15.1 million related to property catastrophe events. The quarter and nine months ended September 30, 2010 included net losses of $1.6 million related to the earthquake in Chile. A portion of these losses fall within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs generally fluctuate based on shifts in business mix quarter over quarter.

General and administrative expenses. The increase in general and administrative expenses for the quarter and nine months ended September 30, 2011 compared to the prior year periods principally was due to adjustments to incentive-based compensation, and to expenses associated with expanding our underwriting infrastructure within Alterra Insurance USA. These increases, together with the decrease in net premiums earned, resulted in the higher general and administrative expense ratios for the quarter and nine months ended September 30, 2011 compared to the prior year periods.

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

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$156.8	$124.0	26.5%	$780.6	$398.4	95.9%
Reinsurance premiums ceded	(15.9)	(2.5)	n/m	(81.4)	(61.2)	33.0%

Net premiums written	$140.9	$121.5	16.0%	$699.2	$337.2	107.4%

Net premiums earned	$199.3	$198.0	0.7%	$625.9	$433.4	44.4%
Net losses and loss expenses	(113.8)	(117.7)	(3.3)%	(426.2)	(250.2)	70.3%
Acquisition costs	(44.3)	(45.1)	(1.8)%	(137.8)	(92.7)	48.7%
General and administrative expenses	(17.7)	(17.6)	0.6%	(63.9)	(41.3)	54.7%
Other income	0.8	0.1	n/m	1.3	0.2	n/m

Underwriting income (loss)	24.3	17.7	37.3%	(0.7)	49.4	(101.4)%

Loss ratio(a)	57.1%	59.4%		68.1%	57.7%
Acquisition cost ratio (b)	22.2%	22.8%		22.0%	21.4%
General and administrative expense ratio (c)	8.9%	8.9%		10.2%	9.5%
Combined ratio (d)	88.2%	91.1%		100.3%	88.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended September 30, 2011	% of Premium written	% Ceded	Quarter Ended September 30, 2010	% of Premium written	% Ceded
	(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$1.0	0.6%	1.3%	$(2.7)	(2.2)%	0.4%
Auto	9.0	5.7%	—%	10.3	8.3%	—%
Aviation	14.7	9.4%	19.9%	15.3	12.3%	1.8%
Credit/surety	7.1	4.5%	—%	2.5	2.1%	—%
General casualty	22.6	14.4%	6.4%	18.5	14.9%	(2.0)%
Marine & energy	4.1	2.6%	0.1%	8.8	7.1%	(2.8)%
Medical malpractice	6.9	4.4%	0.1%	(3.1)	(2.5)%	24.0%
Other	1.1	0.7%	—%	1.2	1.0%	16.8%
Professional liability	40.1	25.6%	—%	38.0	30.6%	—%
Property	44.7	28.5%	25.8%	34.9	28.1%	14.1%
Whole account	(2.0)	(1.2)%	—%	(0.2)	(0.2)%	(337.7)%
Workers’ compensation	7.5	4.8%	—%	0.5	0.5%	570.6%

	$156.8	100.0%	10.1%	$124.0	100.0%	2.0%

	0000000	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended September 30, 2011	% of Premium written	% Ceded	Nine Months Ended September 30, 2010	% of Premium written	% Ceded
	(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$30.5	3.9%	0.4%	$30.6	7.7%	2.3%
Auto	79.3	10.2%	—%	10.3	2.6%	—%
Aviation	15.7	2.0%	20.3%	28.7	7.2%	8.5%
Credit/surety	33.1	4.2%	—%	1.1	0.3%	—%
General casualty	60.9	7.8%	2.4%	30.7	7.7%	—%
Marine & energy	20.6	2.7%	—%	17.9	4.5%	0.1%
Medical malpractice	35.7	4.6%	1.0%	31.8	8.0%	3.3%
Other	3.3	0.4%	0.3%	2.3	0.6%	16.1%
Professional liability	139.2	17.8%	—%	81.9	20.5%	—%
Property	300.7	38.5%	25.3%	141.9	35.6%	41.6%
Whole account	33.4	4.3%	0.1%	4.7	1.2%	16.6%
Workers’ compensation	28.2	3.6%	0.7%	16.5	4.1%	(19.2)%

	$780.6	100.0%	10.4%	$398.4	100.0%	15.4%

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2011 increased by 26.5% and 95.9%, respectively, compared to the prior year periods.

For the quarter ended September 30, 2011:

•

Gross premiums written in our property and surety lines of business increased principally due to growth in our Latin America operations. Gross premiums written from our Latin American operations for this segment were $35.1 million for the quarter ended September 30, 2011, with $22.7 million included within our property line and $7.0 million within our surety line. For the quarter ended September 30, 2010, gross premiums written from our Latin America operations were $18.7 million, with $12.6 million included within our property line and $2.4 million within our surety line;

•

Gross premiums written in our medical malpractice line of business increased principally due to negative premium adjustments of $8.8 million in the prior year period with no comparable adjustments in the current year period;

•

Gross premiums written in our workers’ compensation line of business increased principally due to a downwards premium adjustment of $9.5 million on a prior year contract in the quarter ended September 30, 2010. Excluding this contract, gross premiums written in our workers’ compensation line of business for the quarter ended September 30, 2011 were in line with the prior year period; and

•	Gross premiums written in our marine and energy line of business decreased principally as a result of the non-renewal of two contracts totaling $4.3 million of gross premiums written.

Due to the material impact of the Amalgamation on gross written premium volume between the nine months ended September 30, 2010 and 2011, a discussion of the variances in gross written premium for those periods is not meaningful. A comparative discussion of changes in gross premiums written for the nine month periods, which we believe is more meaningful, is provided in the section entitled Reinsurance Segment on a pro forma basis.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2011 was 10.1% and 10.4%, respectively, compared to 2.0% and 15.4% in the prior year periods. The increase for the quarter was principally due to ceded reinstatement premiums and the purchase of a facultative aviation contract. The decrease for the nine month period was principally due to the Amalgamation and the significant increase in auto business, which is not reinsured, and property business, which had a lower retrocession rate than the prior year. This decrease is consistent with a planned reduction in the relative amount of business ceded by our reinsurance segment.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the nine months ended September 30, 2011 compared to the prior year period was principally due to the incremental earnings of the Harbor Point portfolio of contracts, which are included within the entire 2011 period but are only included for a portion of the comparable 2010 period.

Net losses and loss expenses. The loss ratio decreased by 2.3 percentage points for the quarter September 30, 2011, and increased by 10.4 percentage points for the nine months ended September 30, 2011 compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2011 was $11.7 million and $58.4 million, respectively, compared to $14.1 million and $34.9 million in the prior year periods;

•

Net favorable development in the quarter ended September 30, 2011 was principally on the following lines of business and accident years: net favorable development on aviation (2007-2009), professional liability (2010) and general casualty (2008-2010), partially offset by net adverse development on whole account (2006-2007). Net favorable development in the nine months ended September 30, 2011 was principally on the following lines of business and accident years: net favorable development on property (2007-2010), aviation (2006-2009) and professional liability (2010), partially offset by net adverse development on medical malpractice (2008-2010). Net favorable development in the prior year periods was principally on our property, general casualty and workers’ compensation lines of business, partially offset by net adverse development on our professional liability, marine and aviation lines of business. Included in the favorable development in the quarter and nine months ended September 30, 2010 was an $8.9 million reduction to net loss reserves on a significant prior year workers’ compensation contract for which there was an offsetting reduction to net premiums earned of $9.5 million;

•

Excluding net favorable loss development, the loss ratio was 62.9% and 77.4% for the quarter and nine months ended September 30, 2011, respectively, compared to 66.6% and 65.8% for the prior year periods (63.5% and 64.4% after adding back the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above). After adjusting for the workers’ compensation contract, the loss ratio for the quarter ended September 30, 2011 was similar to the prior year period. The increase in the loss ratio for the nine months ended September 30, 2011 compared to the prior year period was due principally to the increase in property catastrophe and significant per-risk losses;

•

The quarter and nine months ended September 30, 2011 included $13.5 million and $131.5 million, respectively, in significant property catastrophe-related losses. For the quarter ended September 30, 2011, these losses resulted from Hurricane Irene and other natural disasters that occurred during the third quarter, as well as increases in our loss estimates for first and second quarter property catastrophe events. For the nine months ended September 30, 2011, property catastrophe losses included losses for Hurricane Irene, the Japan earthquake and tsunami, Australia floods, Cyclone Yasi, New Zealand earthquake and U.S. tornadoes and flooding. The quarter and nine months ended September 30, 2010 included $11.6 million and $26.6 million, respectively, in significant property catastrophe-related and significant per-risk losses, principally as a result of the New Zealand earthquake, Deepwater Horizon oil spill, Europe windstorm Xynthia and Australia hail storms.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the quarter and nine months ended September 30, 2011 decreased 0.6 percentage points and increased 0.6 percentage points, respectively, compared to the prior year periods. The reinsurance contracts that we write have a wide range of acquisition cost ratios and the variance is the result of shifts in the mix of business written and earned.

General and administrative expenses. General and administrative expenses for the quarter ended September 30, 2011 increased by $0.1 million and the general and administrative expense ratio did not change. For the nine months ended September 30, 2011, the increase in general and administrative expense was principally due to the inclusion of the former Harbor Point companies’ expenses for the period from May 12, 2010.

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the nine months ended September 30, 2010 for informational purposes only, as if the Amalgamation had occurred on January 1, 2010. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$780.6	$781.8	(0.2)%
Net premiums earned	625.9	639.3	(2.1)%
Net losses and loss expenses	(426.2)	(383.6)	11.1%
Acquisition costs	(137.8)	(134.9)	2.1%
General and administrative expenses	(63.9)	(50.9)	25.5%

Loss ratio(a)	68.1%	60.0%
Acquisition cost ratio (b)	22.0%	21.1%
General and administrative expense ratio (c)	10.2%	8.0%
Combined ratio (d)	100.3%	89.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Nine Months Ended September 30, 2011	% of Premium Written	Nine Months Ended September 30, 2010	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$30.5	3.9%	$48.6	6.2%
Auto	79.3	10.2%	42.7	5.5%
Aviation	15.7	2.0%	30.1	3.9%
Credit/surety	33.1	4.2%	27.7	3.5%
General casualty	60.9	7.8%	67.6	8.7%
Marine & energy	20.6	2.7%	35.2	4.5%

Medical malpractice	35.7	4.6%	37.1	4.7%
Other	3.3	0.4%	7.1	0.9%
Professional liability	139.2	17.8%	145.4	18.6%
Property	300.7	38.5%	270.6	34.6%
Whole account	33.4	4.3%	50.0	6.4%
Workers’ compensation	28.2	3.6%	19.7	2.5%

	$780.6	100.0%	$781.8	100.0%

Premiums. Gross premiums written for the nine months ended September 30, 2011 would have been 0.2% lower than the prior year period. Significant factors affecting gross premiums written would have been:

•

Gross premiums written in our agriculture line of business would have decreased principally due the non-renewal of a $29.9 million contract resulting from the client retaining more business partially offset by an increase in gross premiums written due to two significant new contracts;

•

Gross premiums written in our auto line of business would have increased principally due to an increase in quota share contracts that renewed in the period due to price and volume increases at the ceding companies as well as an increased participation on one contract. In addition, the nine months ended September 30, 2011 would have included an increase in premium estimates of $9.5 million related to 2010 quota share contracts also primarily due to price and volume increases at the ceding companies;

•

Gross premiums written in our aviation, general casualty, marine & energy and professional liability lines of business would have decreased principally due to contracts not being renewed or reductions in our participation due to a more competitive pricing environment;

•

Gross premiums written in our medical malpractice line of business would have decreased principally due to the non-renewal of one contract that accounted for $15.0 million. This would have been partially offset by an increase in premium estimates of $8.2 million in the nine months ended September 30, 2011 compared to a decrease in premium estimates of $2.1 million in the nine months ended September 30, 2010;

•

Gross premiums written in our property line of business would have increased principally due to new business and increases in participations due to improved pricing and market conditions. In addition, the nine months ended September 30, 2011 would have included gross premiums written on property of $36.4 million compared to $14.0 million for the nine months ended September 30, 2010 related to our Latin America operations; and

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

Net losses and loss expenses. The loss ratio for the nine months ended September 30, 2011 would have increased by 8.1 percentage points compared to the prior year period. Significant items impacting the loss ratio would have included:

•	Net favorable loss development of prior year reserves in the nine months ended September 30, 2011 would have been $58.4 million, respectively, compared to $53.6 million in the prior year period;

•

The net favorable development in the nine months ended September 30, 2011 would have been principally due to favorable development on our property, aviation and professional liability lines of business, partially offset by adverse development on our medical malpractice line of business. The favorable development in the nine months ended September 30, 2010 would have been principally on our property, general casualty and workers’ compensation lines of business, partially offset by adverse development on our professional liability and marine & energy lines of business;

•

Excluding the net favorable loss development, the loss ratio would have been 77.4% for the nine months ended September 30, 2011, respectively, compared to 68.4% for the prior year period. The increase in the loss ratio for the nine months ended September 30, 2011 would have been principally due to the significant increase in property catastrophe events, together with a shift in the mix of business; and

•

The nine months ended September 30, 2011 would have included $131.5 million in significant property catastrophe-related losses, principally as a result of Hurricane Irene, the Japan earthquake and tsunami, Australia floods, Cyclone Yasi, New Zealand earthquake and U.S. tornadoes and flooding. The nine months ended September 30, 2010 would have included $92.8 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the New Zealand earthquake, Deepwater Horizon oil spill, Chile earthquake, Europe windstorm Xynthia and Australia hail storms.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 0.9 percentage points for the nine months ended September 30, 2011, compared to the prior year period. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio is due principally to changes in the mix of business earned.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2011 would have increased compared with the prior year period principally due to the transfer of some corporate function employees and expenses to the reinsurance segment as part of the Amalgamation integration and an increase in the number of retirement eligible employees whose stock-based compensation awards are fully expensed when granted.

U.S. Specialty Segment

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$72.2	$64.2	12.5%	$242.0	$228.9	5.7%
Reinsurance premiums ceded	(25.0)	(18.7)	33.7%	(86.0)	(72.5)	18.6%

Net premiums written	$47.2	$45.5	3.7%	$156.0	$156.4	(0.3)%

Net premiums earned	$50.5	$47.3	6.8%	$150.9	$122.1	23.6%
Net losses and loss expenses	(33.6)	(29.3)	14.7%	(97.7)	(75.2)	29.9%
Acquisition costs	(9.5)	(6.8)	39.7%	(27.2)	(19.5)	39.5%
General and administrative expenses	(8.1)	(8.7)	(6.9)%	(26.8)	(22.6)	18.6%

Underwriting (loss) income	$(0.7)	$2.5	(128.0)%	$(0.8)	$4.8	(116.7)%

Loss ratio (a)	66.6%	62.0%		64.8%	61.6%
Acquisition cost ratio (b)	18.9%	14.3%		18.1%	16.0%
General and administrative expense ratio (c)	16.0%	18.4%		17.7%	18.5%
Combined ratio (d)	101.4%	94.7%		100.5%	96.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended September 30, 2011	% of Premium Written	% Ceded	Quarter Ended September 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General Liability	$21.1	29.2%	49.6%	$18.4	28.7%	25.4%
Marine	22.2	30.8%	32.8%	15.6	24.3%	31.2%
Professional Liability	4.4	6.1%	14.1%	3.1	4.8%	6.1%
Property	24.5	33.9%	27.2%	27.1	42.2%	33.2%

	$72.2	100.0%	34.6%	$64.2	100.0%	29.1%

	0000000	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended September 30, 2011	% of Premium Written	% Ceded	Nine Months Ended September 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General Liability	$57.4	23.7%	33.2%	$61.2	26.7%	26.7%
Marine	64.7	26.7%	37.1%	49.7	21.7%	49.3%
Professional Liability	13.7	5.7%	14.1%	7.2	3.2%	1.6%
Property	106.2	43.9%	38.6%	110.8	48.4%	28.5%

	$242.0	100.0%	35.5%	$228.9	100.0%	31.7%

During the quarter ended September 30, 2011, Alterra E&S sold the renewal rights to our contract binding business. Commencing August 1, 2011, until the earlier of the date the purchaser has the necessary state licenses to write this business directly and February 1, 2013, the contract binding business will be written by Alterra E&S and we will cede 100% of the premiums and losses to the purchaser. As a result, our volume of gross premiums written with respect to the contract binding business is expected to continue for the foreseeable future. The 100% quota share reinsurance of this business means that we will not retain any written and earned premium or net losses, but we will earn a ceding commission, on new and renewal policies incepting after August 1, 2011.

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2011 increased 12.5% and 5.7%, respectively, compared to the prior year periods. The increase in gross premiums written was principally due to organic growth in business written in our marine and professional liability lines.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2011 was 34.6% and 35.5%, respectively, compared to 29.1% and 31.7% in the prior year periods. The increase in the percentage of premiums ceded in the quarter and nine months ended September 30, 2011 was principally due to the 100% cession of our contract binding business starting from August 1, 2011. Excluding this additional amount of premiums ceded, the percentage of premiums ceded decreased for the quarter and nine months ended September 30, 2011 compared to the prior year periods. The decrease in the quarter was due to additional catastrophe reinsurance protection purchased in the prior year quarter. The decrease for the nine months was consistent with our intention to gradually retain more risk in the lines of business we expect will have the greatest long term potential returns.

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

Net losses and loss expenses. The loss ratio for the quarter and nine months ended September 30, 2011 increased 4.6 and 3.2 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net adverse loss development of prior year reserves in both the quarter and nine months ended September 30, 2011 was $1.5 million compared to net favorable development of $nil and $0.8 million in the quarter and nine months ended September 30, 2010, respectively. The net adverse loss development in the current year periods principally was on our property (2007-2008 years) and general liability (2007-2008 years) lines of business written by the contract binding division, and in our marine (2010 year) line of business. The net favorable development in the quarter and nine months ended September 30, 2010 principally was on our property line of business;

•

Excluding the net favorable loss development, the loss ratio was 63.7% and 63.8% for the quarter and nine months ended September 30, 2011, respectively, compared to 62.0% and 62.2% for the prior year periods. The increase was principally due to changes in the mix of business, particularly an increase in the marine and professional liability lines of business. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of gross premiums written; and

•

Our results for the quarter and nine months ended September 30, 2011 include net losses of $9.8 million and $14.3 million, respectively, for property catastrophe losses compared to $nil and $9.0 million for the quarter and nine months ended September 30, 2010, respectively. These loss events included losses related to Hurricane Irene and for other natural disasters in the U.S., including tornadoes, other severe weather and flooding for the quarter and nine months ended September 30, 2011, and Tennessee flooding and Northeastern U.S. storms for the nine months ended September 30, 2010. A portion of these losses fall within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition expenses. Acquisition costs increased for the quarter and nine months ended September 30, 2011 compared to the prior year periods as we have generally reduced the amount of reinsurance purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio. This effect should be tempered over the near term by the ceding commission income we expect to earn on the reinsurance of the contract binding business.

General and administrative expenses. General and administrative expenses for the quarter ended September 30, 2011 decreased $0.6 million and increased $4.2 million for the nine months ended September 30, 2011 compared to the prior year periods. The decrease in the general and administrative expense for the quarter ended September 30, 2011 compared to the prior year period was principally due to a reduction in staffing levels following the sale of our contract binding business on August 1, 2011. For the nine months ended September 30, 2011, general and administrative expenses increased due to additional costs associated with the sale of our contract binding business, costs associated with the establishment of our new excess casualty platform and an increase in expenses related to stock based compensation. Notwithstanding these factors, the general and administrative expense ratio for the quarter and nine months ended September 30, 2011 decreased compared to the prior year periods, principally due to the gradual increase in net premiums earned compared to the prior year periods.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$70.6	$57.7	22.4%	$254.8	$178.7	42.6%
Reinsurance premiums ceded	(6.7)	(2.4)	179.2%	(54.8)	(35.6)	53.9%

Net premiums written	$63.9	$55.3	15.6%	$200.0	$143.1	39.8%

Net premiums earned	$46.8	$36.1	29.6%	$140.2	$99.3	41.2%
Net losses and loss expenses	(27.5)	(17.4)	58.0%	(102.8)	(46.0)	123.5%
Acquisition costs	(8.1)	(7.5)	8.0%	(32.0)	(19.3)	65.8%
General and administrative expenses	(9.2)	(7.8)	17.9%	(28.5)	(16.3)	74.8%
Other income	(0.1)	0.2	(150.0)%	0.3	0.5	(40.0)%

Underwriting income (loss)	$1.9	$3.6	(47.2)%	$(22.8)	$18.2	(225.3)%

Loss ratio (a)	58.8%	48.1%		73.3%	46.4%
Acquisition cost ratio (b)	17.3%	20.7%		22.9%	19.5%
General and administrative expense ratio (c)	19.8%	21.6%		20.3%	16.5%
Combined ratio (d)	95.8%	90.4%		116.5%	82.3%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended September 30, 2011	% of Premium Written	% Ceded	Quarter Ended September 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$9.5	13.5%	0.1%	$5.9	10.2%	0.1%
Aviation	4.1	5.8%	61.3%	4.0	6.9%	6.7%
Financial institutions	3.6	5.1%	1.2%	8.1	14.1%	—%
International casualty	8.0	11.3%	(0.1)%	4.1	7.1%	0.3%
Professional liability	0.5	0.7%	544.5%	4.3	7.5%	6.3%
Property	43.5	61.6%	4.0%	26.9	46.6%	6.8%
Surety	1.4	2.0%	—%	4.4	7.6	—%

	$70.6	100.0%	9.5%	$57.7	100.0%	4.2%

	Nine Months Ended September 30, 2011	% of Premium Written	% Ceded	Nine Months Ended September 30, 2010	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$31.4	12.3%	14.1%	$25.4	14.2%	18.8%
Aviation	7.7	3.0%	75.6%	10.9	6.1%	32.8%
Financial institutions	19.1	7.5%	26.7%	19.1	10.7%	23.6%
International casualty	50.4	19.8%	3.9%	24.0	13.4%	6.7%
Professional liability	18.8	7.4%	21.2%	15.4	8.6%	15.1%
Property	126.1	49.5%	26.6%	79.6	44.6%	23.6%
Surety	1.3	0.5%	—%	4.3	2.4	—%

	$254.8	100.0%	21.5%	$178.7	100.0%	19.9%

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2011 increased 22.4% and 42.6%, respectively, compared to the prior year periods. The increase in gross premiums written was primarily due to:

•

An increase of $16.6 million and $46.5 million in our property line of business for the quarter and nine months ended September 30, 2011, respectively, due principally to growth in our Latin America operations for this segment. Our Latin America operations generated $24.3 million and $27.9 million in the quarter and nine months ended September 30, 2011, respectively, of property gross premiums written compared to $7.0 million and $14.5 million in the prior year periods. The nine months ended September 30, 2011 also benefitted from the addition of our direct and facultative property insurance underwriting team, and improved market conditions, as well as $10.2 million of gross reinstatement premiums related to property catastrophe events.

•

An increase of $3.9 million and $26.4 million in our international casualty line of business for the quarter and nine months ended September 30, 2011, respectively. We began underwriting this business in the quarter ended March 31, 2010 and the increase reflects the expansion of our client base as well as favorable market conditions;

•

An increase of $3.6 million and $6.0 million in our accident & health line of business for the quarter and nine months ended September 30, 2011, respectively, principally due to the addition of our accident & health insurance team towards the end of 2010; and

•	For the nine months ended September 30, 2011, the above increases were partially offset by a planned decrease in our aviation line of business.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2011 was 9.5% and 21.5%, respectively, compared to 4.2% and 19.9% for the prior year periods. The increase in the ratio for the quarter September 30, 2011 was principally due to a change in the timing of the renewal of our aviation reinsurance contracts. For the nine months ended September 30, 2011, the increase was impacted by reinstatement premiums ceded as a result of the catastrophe losses during the year.

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

Net losses and loss expense. The loss ratio for the quarter and nine months ended September 30, 2011 increased by 10.7 and 26.9 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•

Net favorable loss development of prior year reserves in the quarter and nine months ended September 30, 2011 was $1.9 million and $11.8 million, respectively, compared to net favorable loss development of $4.4 million and $9.1 million in the prior year periods. The net favorable development in the quarter and nine months ended September 30, 2011 was principally on pre-2008 discontinued lines of business, partially offset by net adverse development on accident and health and professional liability lines of business. The net favorable development in the quarter and nine months ended September 30, 2010 was principally on our professional liability and financial institutions lines of business;

•

Excluding the net favorable loss development, the loss ratio was 62.9% and 81.8% for the quarter and nine months ended September 30, 2011, respectively, compared to 60.2% and 55.5% for the prior year periods. The increase in the loss ratio was principally due to catastrophe-related and significant per-risk losses; and

•

Net losses and loss expense for the quarter and nine months ended September 30, 2011 include $10.7 million and $47.8 million, respectively, in catastrophe-related and significant per-risk losses. Property catastrophe losses for the quarter ended September 30, 2011 were principally related to increased loss estimates for the 2011 New Zealand earthquakes. Property catastrophe losses for the nine months ended September 30, 2011 also included the natural disasters in the U.S., including the series of tornadoes and other severe weather and flooding along the Mississippi River, the Japan earthquake and tsunami, Australia floods, Cyclone Yasi and New Zealand earthquake. Net losses and loss expense for the quarter and nine months ended September 30, 2010 include $2.5 million and $6.8 million, respectively, in significant property catastrophe-related and significant per risk losses, which included net losses from the New Zealand earthquake, Deepwater Horizon oil spill, Chile earthquake, Europe windstorm Xynthia and Australia hail storms. A portion of these losses fall within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition expenses. The acquisition cost ratio decreased 3.4 percentage points for the quarter ended September 30, 2011 and increased 3.4 percentage points for the nine months ended September 30, 2011 compared to the prior year periods. The quarter and nine months ended September 30, 2011 were both impacted by the re-estimation of certain commission expenses based on updated information. The remaining increase is attributable to changes in the mix of business written.

General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2011 increased $1.4 million and $12.2 million, respectively, compared to prior year periods. The prior year periods included profit commission income earned from the Syndicates that are not wholly owned by Alterra, which partially offset the cost of managing those Syndicates. Further, profit commission income in the quarter ended March 31, 2010 benefitted from a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of the third-party Syndicates. Alterra at Lloyd’s no longer manages the Syndicates that are not wholly owned by Alterra and, therefore, there is no comparable gain in the quarter and nine months ended September 30, 2011. Costs associated with expanding our underwriting teams, growth in Brazil, and regulatory changes in Europe contributed to the absolute increase in general and administrative expenses.

Life and Annuity Reinsurance Segment

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Net premiums earned	$0.7	$1.2	(41.7)%	$2.0	$2.8	(28.6)%
Net investment income	12.1	12.2	(0.8)%	37.0	37.7	(1.9)%
Net realized and unrealized (losses) gains on investments	(6.4)	3.3	(293.9)%	(4.9)	7.4	(166.2)%
Other income	—	—	—%	—	(0.1)	(100.0)%

Claims and policy benefits	(14.5)	(15.0)	(3.3)%	(44.8)	(46.7)	(4.1)%
Acquisition costs	(0.1)	(0.2)	(50.0)%	(0.4)	(0.4)	—%
General and administrative expenses	(0.2)	(0.6)	(66.7)%	(0.6)	(1.9)	(68.4)%

(Loss) income	$(8.4)	$0.9	n/m	$(11.7)	$(1.2)	n/m

The nature of life and annuity reinsurance transactions that we historically had written resulted in a limited number of transactions actually bound with potentially large variations in quarterly and annual premium volume. Consequently, components of our underwriting results, such as premiums written, premiums earned and claims and policy benefits can be volatile, and period-to-period comparisons are not necessarily representative of future trends. Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is driven by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies. Losses for the quarter and nine months ended September 30, 2011 and 2010 were principally due to low rates of return on our hedge fund investments.

There were no new life and annuity contracts written during the quarter or nine months ended September 30, 2011 or 2010. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. As a result, we have determined not to write any new life and annuity contracts in the foreseeable future. This determination does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.

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

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	% change	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	% change
	(Expressed in millions of U.S. Dollars)
Net investment income	$60.3	$59.7	1.0%	$177.8	$161.4	10.2%
Net realized and unrealized (losses) gains on investments	$(8.0)	$15.4	(151.9)%	$(32.6)	$7.1	n/m
Net impairment losses recognized in earnings	$(0.9)	$(0.2)	n/m	$(2.2)	$(0.9)	144.4%

Average annualized yield on cash and fixed maturities	3.13%	3.23%		3.12%	3.44%

Net investment income. The increase in net investment income for the nine months ended September 30, 2011 was attributable principally to the increase in cash and invested assets as a result of the Amalgamation. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As a result, we expect continuing downwards pressure on our investment yield.

Net realized and unrealized (losses) gains on investment include the following:

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(Expressed in millions of U.S. Dollars)
(Decrease) increase in fair value of hedge funds	$(7.7)	$4.9	$(6.4)	$8.9
(Decrease) increase in fair value of derivatives	(6.6)	1.5	(9.8)	(12.4)
Increase (decrease) in fair value of catastrophe bonds	—	0.7	(25.6)	0.4
(Decrease) increase in fair value of structured deposit	(2.1)	0.8	(2.0)	0.8
Gain from equity method investments	0.6	0.3	0.4	0.3

(Decrease) increase in fair value of other investments	(15.8)	8.2	(43.4)	(2.0)

Net realized gains on available for sale securities	6.1	6.3	9.5	9.7
Net realized and unrealized gains (losses) on trading securities	1.7	0.9	1.3	(0.6)

Net realized and unrealized (losses) gains on investments	$(8.0)	$15.4	$(32.6)	$7.1

Change in fair value of other investments. Our investment in hedge funds comprises the majority of other investments. The decrease in fair value of the hedge fund portfolio was $7.7 million, or a negative 2.33% rate of return, for the quarter ended September 30, 2011, compared to an increase of $4.9 million, or a 1.35% rate of return, for the quarter ended September 30, 2010. The decrease in fair value of the hedge fund portfolio was $6.4 million, or a negative 1.81% rate of return, for the nine months ended September 30, 2011, compared to an increase of $8.9 million, or a 2.65% rate of return, for the nine months ended September 30, 2010. The rate of return of negative 1.81% for the nine months ended September 30, 2011 compares to the HFRI Fund of Funds Composite Index returning negative 5.26% over the same period, which we believe is our most relevant benchmark.

Eight of the nine hedge fund strategies we employed experienced negative returns during the quarter ended September 30, 2011. The largest contributors by investment strategy to the decrease in fair value for the quarter ended September 30, 2011 were the long/short equity and event-driven arbitrage strategies. As of September 30, 2011, 38.4% and 9.3% of our hedge fund portfolio was allocated to the long/short equity and event-driven arbitrage strategies, respectively. The largest increase in fair value offsetting the overall decrease for the quarter was contributed by the global macro strategy. As of September 30, 2011, 18.3% of our hedge fund portfolio was allocated to this strategy.

Six of the nine hedge fund strategies we employed experienced negative returns during the nine months ended September 30, 2011. The largest contributors by investment strategy to the decrease in fair value for the nine months ended September 30, 2011 were the event-driven arbitrage and long/short equity strategies. As of September 30, 2011, 9.3% and 38.4% of our hedge fund portfolio was allocated to the event-driven arbitrage and long/short equity strategies, respectively. The largest increase in fair value offsetting the overall decrease for the nine month period was contributed by the global macro strategy. As of September 30, 2011, 18.3% of our hedge fund portfolio was allocated to this strategy.

The allocation of invested assets to our hedge fund portfolio as of September 30, 2011 was 3.4%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The fair value of derivatives decreased by $6.6 million and $9.8 million for the quarter and nine months ended September 30, 2011, respectively, compared to an increase in fair value of $1.5 million for the quarter ended September 30, 2010, and a decrease of $12.4 million for the nine months ended September 30, 2010. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The majority of the loss for the quarter ended September 30, 2011 came from interest rate swaps that we use to manage the effective duration of our fixed maturities portfolio.

The decrease in fair value of the catastrophe bonds, which principally was due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan, was $25.6 million during the nine months ended September 30, 2011. During the second quarter of 2011, we disposed of all catastrophe bond holdings.

As of September 30, 2011, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit decreased by $2.1 million and $2.0 million during the quarter and nine months ended September 30, 2011, respectively, due to a decline in the reference index.

Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. Net realized and unrealized gains on our fixed maturities portfolios for the quarter and nine months ended September 30, 2011 were $7.8 million and $10.8 million, respectively, and were $7.2 million and $9.1 million for the quarter and nine months ended September 30, 2010, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the quarter and nine months ended September 30, 2011 of $0.9 million and $2.2 million, respectively, and $0.2 million and $0.9 million for the quarter and nine months ended September 30, 2010, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $ 7,999.1 million as of September 30, 2011 compared to $ 7,861.4 million as of December 31, 2010, an increase of 1.8%. The modest increase in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses and the increase in fair value of our available for sale portfolio, partially offset by payments for share repurchases and dividends.

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

Our fixed maturity portfolio comprises high quality, liquid securities. As of September 30, 2011, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade, than previously existed. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of September 30, 2011.

We performed a review of securities in an unrealized loss position as of September 30, 2011 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $0.9 million during the quarter ended September 30, 2011.

We continue to monitor the ongoing uncertainty over the financial health of certain European governments and financial institutions and our exposure to the credit risk of these investments. As of September 30, 2011, we hold European government securities with a fair value of $768.3 million, distributed as follows:

	As of September 30, 2011
	Fair Value	% of Total
	(in millions of U.S. Dollars)
France	$283.4	36.9%
Germany	255.2	33.2%
Netherlands	149.7	19.5%
Ireland	26.7	3.5%
Belgium	20.9	2.7%
United Kingdom	17.4	2.3%
Denmark	5.7	0.7%
All others	9.3	1.2%

European government holdings	$768.3	100.0%

We hold no government securities issued by Greece, Italy, Portugal or Spain.

As of September 30, 2011, we hold securities issued by European financial institutions with a fair value of $467.4 million. All of our European government and financial institution holdings are included within our review procedures for other-than-temporary impairments.

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

We have designed ongoing due diligence processes with respect to funds in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. These adjustments may involve significant judgment. We obtain the audited financial statements for every fund annually and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

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

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of September 30, 2011, we estimate that over 75.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our September 30, 2011 outstanding redemptions receivable of $34.2 million, none of which are gated, $30.9 million was received in cash prior to October 31, 2011. The fair value of our holdings in funds with gates imposed as of September 30, 2011 was $25.4 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of September 30, 2011, the fair value of our hedge funds held in side-pockets was $38.5 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from September 30, 2011 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of September 30, 2011
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$109,178	39.6%
Between 91 to 180 days	24,434	8.9%
Between 181 to 365 days	23,150	8.4%
Greater than 365 days	118,814	43.1%

Total hedge funds	$275,576	100.0%

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,079.0 million as of September 30, 2011 compared to $956.1 million as of December 31, 2010, an increase of 12.9%. This increase resulted principally from recoveries on losses for the significant catastrophes during the quarter and additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the nine months ended September 30, 2011.

Losses recoverable from reinsurers on property and casualty business were $1,045.3 million and $921.0 million as of September 30, 2011 and December 31, 2010, respectively. Benefits recoverable from reinsurers on life and annuity business were $33.7 million and $35.1 million as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, 85.2% of our losses and benefits recoverable were with reinsurers rated “A” or above and 8.2% were rated “A-” by A.M. Best Company. The remaining 6.6% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR-not rated” retrocessionaire and accounted for 4.3% of our losses and benefits recoverable as of September 30, 2011. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 188.4% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 70.7% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of September 30, 2011, 94.3% of our losses and benefits recoverable were not due for payment.

Liabilities for property and casualty losses. Property and casualty losses totaled $4,205.1 million as of September 30, 2011 compared to $3,906.1 million as of December 31, 2010, an increase of 7.7%. During the nine months ended September 30, 2011, we incurred gross losses of $935.3 million, we paid $654.0 million in property and casualty losses and we recorded gross favorable development on prior year reserves of $147.1 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $499.5 million in property and casualty losses during the nine months ended September 30, 2011.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,230.3 million at September 30, 2011 compared to $1,275.6 million as of December 31, 2010. The decrease was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $93.3 million of benefit payments during the nine months ended September 30, 2011.

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

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of September 30, 2011 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity decreased to $2,844.7 million as of September 30, 2011 from $2,918.3 million as of December 31, 2010, a decrease of 2.5%, principally due to the repurchase of $172.0 million of common shares and the declaration of dividends of $40.0 million, partially offset by net income of $34.3 million in the nine months ended September 30, 2011. In addition, we recorded an increase in accumulated other comprehensive income of $74.1 million, principally from an increase in net unrealized gains on investments.

Liquidity. We generated $275.5 million of cash from operations during the nine months ended September 30, 2011 compared to $169.0 million for the nine months ended September 30, 2010. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

Our casualty business generally has a long claim-tail. As a result, we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves on our balance sheet. Our property business generally has a short claim-tail. Consequently, we expect volatility in our operating cash flow levels as losses are incurred. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 4.9 years. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $400.0 million using our current credit facilities, subject to certain conditions. Our two largest credit facilities expire in June and August of 2012. Our cash and cash equivalents balance was $870.0 million as of September 30, 2011. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of September 30, 2011. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal asset is its investment in the common shares of its principal operating subsidiary, Alterra Bermuda. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of September 30, 2011, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda returned $300.0 million of capital and surplus to Alterra during the nine months ended September 30, 2011 through a dividend and distribution of additional paid-in capital. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of September 30, 2011, we had three U.S. dollar denominated letter of credit facilities totaling $1,525.0 million with an additional $400.0 million available, subject to certain conditions. On that date, we had $899.1 million in letters of credit outstanding under these facilities. We also had two sterling denominated letter of credit facilities totaling GBP 90.0 million ($140.6 million) supporting our Funds at Lloyd’s commitments and the Alterra Re UK operations, of which GBP 70.1 million ($109.5 million) was utilized as of September 30, 2011. Each of our credit facilities requires that we comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of September 30, 2011.

The amount that Alterra provides as Funds at Lloyd’s is not available for distribution for the payment of dividends. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of September 30, 2011, total shareholders’ equity was $ 2,844.7 million compared to $ 2,918.3 million as of December 31, 2010, a decrease of 2.5%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the U.S. Securities and Exchange Commission that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under the $850.0 million Credit Facility, with the remainder used for general corporate purposes.

In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of September 30, 2011. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

We may repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended September 30, 2011, we repurchased 1,448,500 common shares for $28.1 million. During the nine months ended September 30, 2011, we repurchased 8,022,675 common shares for $172.0 million. As of September 30, 2011, the aggregate amount available under our Board approved share repurchase plan was $157.5 million.

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

As of September 30, 2011, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A (excellent) (1)(2)	A (strong) (1)	A3 (3)	A- (1)(2)
Outlook on financial strength rating	Negative (1)(2)	Stable (1)	Stable (3)	Positive (1)(2)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Re Europe, Alterra Insurance Europe, Alterra America and Alterra E&S
(2)	Applicable to Alterra Re USA
(3)	Applicable to Alterra Bermuda

On August 30, 2011, we paid a dividend to shareholders of $0.14 per share for an aggregate amount of $14.8 million. On November 1, 2011, our Board of Directors declared a dividend of $0.14 per share for an estimated aggregate amount of $14.7 million payable to shareholders on November 29, 2011. Future cash dividends are at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(Expressed in millions of U.S. Dollars, except share and per share amounts)
Net income	$48.4	$82.8	$34.3	$222.7
Net realized and unrealized losses (gains) on non-hedge fund investments, net of tax(a)	1.8	(10.1)	29.1	2.6
Net foreign exchange (gains) losses, net of tax	(0.1)	2.8	1.5	0.8
Merger and acquisition expenses, net of tax	—	0.5	—	(50.6)

Net operating income	$50.1	$76.0	$64.9	$175.5

Net income per diluted share	$0.46	$0.70	$0.32	$2.50
Net realized and unrealized losses (gains) on non-hedge fund investments, net of tax	0.02	(0.08)	0.27	0.03
Net foreign exchange losses, net of tax	—	0.02	0.01	0.01
Merger and acquisition expenses, net of tax	—	—	—	(0.57)

Net operating income per diluted share	$0.47	$0.64	$0.61	$1.97

Weighted average common shares outstanding—basic	104,830,300	117,200,505	105,866,771	88,253,609
Weighted average common shares outstanding—diluted	105,665,282	117,957,942	107,092,882	89,001,515

Annualized net income	$193.5	$331.3	$45.8	$296.9
Annualized net operating income	$200.3	$304.2	$86.6	$234.0

Average shareholders’ equity(b)	$2,818.9	$2,981.8	$2,799.3	$2,297.4

Annualized return on average shareholders’ equity	6.9%	11.1%	1.6%	12.9%

Annualized net operating return on average shareholders’ equity	7.1%	10.2%	3.1%	10.2%

Per share totals may not add due to rounding

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly average shareholders’ equity balances.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employs various strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay insurance and reinsurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liabilities. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, our earnings are affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of September 30, 2011, 95.1% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of September 30, 2011, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. We allow two of our investment managers (managing approximately 2.7% of our fixed maturity portfolio by carrying value as of September 30, 2011) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of September 30, 2011, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.6%, or approximately $317.5 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.1%, or approximately $356.5 million.

With respect to our hedge fund portfolio, we consistently and systematically monitor the strategies and funds in which we are invested. We focus on risk as well as return in the selection of each of our hedge fund portfolio investments. We select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual hedge funds into a portfolio of hedge funds. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve a hedge fund portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

As of September 30, 2011, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.4%, or approximately $1.1 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.4%, or approximately $1.1 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of September 30, 2011, our hedge fund portfolio’s VaR was estimated to be 12.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of September 30, 2011, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended September 30, 2011.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiries.

Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed on October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New

Jersey for consolidated pretrial proceedings in November 2007. The two lawsuits were stayed for more than four years while the court addressed issues in related cases in which Alterra Bermuda was not a party. In October 2011, the District Court lifted the stay and allowed the two cases against Alterra Bermuda to proceed. The plaintiffs in the two lawsuits are currently preparing amended complaints. We intend to continue to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of September 30, 2011.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2010 Annual Report on Form 10-K filed on February 25, 2011. There were no material changes from these risk factors during the nine months ended September 30, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through the open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended September 30, 2011, we repurchased 1,448,500 common shares for $28.1 million. As of September 30, 2011, the aggregate amount available under our Board-approved repurchase plan was $157.5 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011)	64	$22.38	—	$185.5 million
August 1, 2011 to August 31, 2011)	1,131,859	$19.19	1,130,201	$163.8 million
September 1, 2011 to September 30, 2011)	316,577	$20.19	316,241	$157.5 million

Total July 1, 2011 to September 30, 2011) (1)(2)	1,448,500	$19.41	1,446,442	$157.5 million

(1)	On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on February 8, 2011 when our Board of Directors authorized an additional $200.0 million in repurchases.
(2)	During the three months ended September 30, 2011, the Company purchased 2,058 of its common shares in connection with its employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Separation Agreement, dated August 26, 2011, between Alterra Capital Holdings Limited and John R. Berger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Alterra Capital Holdings Limited’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/S/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 4, 2011

/S/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	November 4, 2011

/S/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	November 4, 2011