Form 10-K
period 2011-12-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2012-02-24
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $2,030,647,478, based on the closing price of the registrant’s common shares on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

The number of shares of the registrant’s common shares outstanding as of February 21, 2012 was 100,939,218.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant’s 2012 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Alterra Capital Holdings Limited, or Alterra, and, collectively with its wholly-owned subsidiaries, the Company, is a Bermuda-headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. Alterra was formed on May 12, 2010 by the amalgamation, or the Amalgamation, of Alterra Holdings Limited, or Alterra Holdings, a direct wholly-owned subsidiary of Max Capital Group Ltd., or Max, and Harbor Point Limited, or Harbor Point.

Max was incorporated on July 8, 1999 under the laws of Bermuda. Harbor Point was formed on December, 15, 2005 through the acquisition of the continuing operations and certain assets of Chubb Re, Inc., the reinsurance business unit of The Chubb Corporation (“Chubb”). After the consummation of the Amalgamation, Max was renamed Alterra. The results of operations of the former Harbor Point companies are included in the consolidated results of operations for all periods from May 12, 2010.

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company” “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Capital UK	Alterra Capital UK Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Insurance	Alterra Insurance Limited
Alterra Europe	Alterra Europe plc
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe plc
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited

Alterra Bermuda, Alterra Europe, Alterra E&S, Alterra America, Alterra Re USA and Alterra at Lloyd’s are the primary operating subsidiaries of Alterra. All other subsidiaries are either holding companies or companies providing services to the operating companies.

Certain terms and financial measures used below are in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Certain terms and non-GAAP financial measures used in this Annual Report on Form 10-K are defined in the “Glossary of Selected Insurance Industry Terms and Non-GAAP Financial Measures” appearing on page 31 of this Annual Report on Form 10-K. We have included in this Annual Report on Form 10-K certain non-GAAP financial measures within the meaning of SEC Regulation G. These measures are commonly used by us and other companies within the insurance industry. We believe that these non-GAAP financial measures allow for a more complete understanding of the performance of our business. These measures should not be viewed as a substitute for those measures determined in accordance with U.S. GAAP.

Safe Harbor Disclosure

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events.

These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized are described in the Risk Factors section of this Annual Report on Form 10-K. Any forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

General Description

We are a Bermuda-headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of December 31, 2011, we had $2,809.2 million in consolidated shareholders’ equity.

In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 insurer under the insurance laws of Bermuda. Alterra Bermuda is also registered as a Class C long term insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

In Europe, we conduct our non-Lloyd’s operations primarily from Dublin, Ireland through Alterra Europe. Effective November 1, 2011, Alterra Europe and Alterra Re Europe merged with Alterra Europe as the surviving entity. Alterra Europe also operates a branch in London. Our Lloyd’s operations are conducted by Alterra at Lloyd’s. Alterra at Lloyd’s underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America through Lloyd’s Syndicates 1400, 2525 and 2526, which we collectively refer to as the Syndicates. Alterra at Lloyd’s operations are based primarily in London, England, with branches in Dublin, Ireland and Zurich, Switzerland. As of December 31, 2011, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2% and approximately 22%, respectively.

In the United States, our U.S. reinsurance operations are conducted through Alterra Re USA, a Connecticut-domiciled reinsurance company. Our U.S. insurance operations are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled admitted insurance company. Through Alterra E&S and Alterra America, we write both admitted and non-admitted business throughout the United States and Puerto Rico.

In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s in Rio de Janeiro, Brazil, using Lloyd’s admitted status, and through Alterra Europe using a representative office in Bogota, Colombia and a service company in Buenos Aires, Argentina. In January 2012, our application to incorporate a local reinsurance company in Brazil was approved. We believe this will complement our existing presence in Brazil, and will provide us with greater access to additional reinsurance opportunities.

We employ personnel and hold assets within our global service companies incorporated and located in Bermuda, Ireland, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management approach, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on fair values as of December 31, 2011, the allocation of invested assets was 96.4% in cash and fixed maturities and 3.6% in other investments, principally hedge funds.

Business Segments

We monitor the performance of our underwriting operations in five segments: insurance, reinsurance, U.S. specialty, Alterra at Lloyd’s and life and annuity reinsurance. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2011, 2010 and 2009.

		2011		2010		2009
		Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written (a)	Percentage of Total Premiums Written	Gross Premiums Written	Percentage of Total Premiums Written
		(in thousands)		(in thousands)		(in thousands)
Insurance:
Aviation	S	$32,376	1.7%	$39,888	2.8%	$69,834	5.1%
Excess Liability	L	116,606	6.1	113,573	8.1	133,340	9.7
Professional Liability	L	184,377	9.7	183,051	13.0	179,904	13.1
Property	S	76,922	4.0	63,100	4.5	64,262	4.7

Total Insurance		410,281	21.5	399,612	28.3	447,340	32.5
Reinsurance:
Agriculture	S	30,682	1.6	29,222	2.1	89,550	6.5
Auto	S	99,807	5.2	32,902	2.3	—	—
Aviation	S	15,991	0.8	31,292	2.2	34,715	2.5
Credit/ Surety	S	34,916	1.8	2,196	0.2	—	—
General Casualty	L	73,814	3.9	48,357	3.4	29,185	2.1
Marine & Energy	S	24,012	1.3	16,381	1.2	18,321	1.3
Medical Malpractice	L	37,345	2.0	51,391	3.6	67,483	4.9
Other	S	3,137	0.2	2,784	0.2	2,297	0.2
Professional Liability	L	159,542	8.4	110,427	7.8	71,531	5.2
Property	S	319,684	16.8	148,146	10.5	87,039	6.3
Whole Account	S/L	35,800	1.9	5,129	0.4	11,456	0.8
Workers’ Compensation	L	34,979	1.8	30,826	2.2	77,451	5.6

Total Reinsurance		869,709	45.7	509,053	36.1	489,028	35.6
U.S. Specialty:
General Liabiity	L	86,630	4.5	81,137	5.8	68,209	5.0
Marine	S	88,493	4.6	67,454	4.8	61,360	4.5
Professional Liability	L	17,673	0.9	6,602	0.5	576	—
Property	S	137,380	7.2	139,305	9.9	135,760	9.9

Total U.S. Specialty		330,176	17.3	294,498	20.9	265,905	19.3
Alterra at Lloyd’s:
Accident & Health	S	37,093	1.9	30,921	2.2	22,602	1.6
Aviation	S	13,269	0.7	16,138	1.1	2,611	0.2
Financial Institutions	L	27,205	1.4	19,448	1.4	23,822	1.7
International Casualty	L	52,425	2.8	26,174	1.9	—	—
Marine	S	1,493	0.1	—	—
Professional Liability	L	20,696	1.1	19,591	1.4	19,889	1.4
Property	S	132,068	6.9	85,553	6.1	60,049	4.4
Surety	S	6,295	0.3	4,808	0.3	—	—

Total Alterra at Lloyd’s		290,544	15.3	202,633	14.4	128,973	9.4

Total Property & Casualty		$1,900,710	99.8%	$1,405,796	99.7%	$1,331,246	96.8%

Life & Annuity:
Annuity		$1,826	0.1%	$1,135	0.1%	$—	—%
Life		1,530	0.1	3,800	0.3	43,755	3.2

Total Life & Annuity		3,356	0.2%	$4,935	0.3%	$43,755	3.2%

Total Property & Casualty, and Life & Annuity		$1,904,066	100.0%	$1,410,731	100.0%	$1,375,001	100.0%

S = Short tail lines		$1,071,518	56.4%	$712,655	50.7%	$654,128	49.1%
L = Long tail lines		829,192	43.6	693,141	49.3	677,118	50.9

Total Property & Casualty		$1,900,710	100.0%	$1,405,796	100.0%	$1,331,246	100.0%

Percentages may not add due to rounding.

(a) Gross premiums written by the former Harbor Point companies are included for the period from May 12 to December 31, 2010.

Short-tail lines are those lines of business which generally have a short claims pay-out period. Long-tail lines are those which generally have a long claims pay-out period.

Additional information about our business segments is set forth in Item 7—Management’s Discussion and Analysis and Note 20 to our audited consolidated financial statements included herein.

For our property and casualty businesses, the majority of our clients are insurers, reinsurers and companies located in North America. The following table shows the percentage of property and casualty gross premiums written by location of client for each of the years ended December 31, 2011, 2010 and 2009:

Source of gross premiums written:

Property and Casualty	2011	2010	2009
North America	73.8%	75.6%	78.5%
Europe	16.1	14.7	13.6
Rest of the world	10.1	9.7	7.9

	100.0%	100.0%	100.0%

In 2009, 100.0% of our life and annuity gross premiums written were from North American clients. In 2011 and 2010, our life and annuity gross premiums written were comprised solely of premium adjustments related to previous years’ contracts.

Description of Business

We write both quota share and excess of loss insurance and reinsurance. Quota share contracts require us to share the premiums as well as the losses and expenses in an agreed proportion with the ceding client. Excess of loss contracts require us to indemnify the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client.

Effective January 1, 2011, we redefined two of our operating and reporting segments based on changes to our internal reporting structure. Insurance business underwritten by Alterra Insurance USA, which was previously reported within the U.S. specialty segment, has been reclassified to the insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is our principal insurance underwriting platform for retail distribution in the United States. All segment disclosures for comparative periods in this Annual Report on Form 10-K have been restated to reflect this reclassification.

Insurance

Our insurance segment offers property and casualty excess of loss insurance from our offices in Bermuda, Dublin and the United States. We offer professional liability, excess liability, aviation (particularly airline, general aviation and aerospace) and property insurance products primarily to Fortune 1000 companies. Our professional liability products include errors and omissions insurance, employment practices liability insurance and directors and officers insurance. Our excess liability products include excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. We underwrite our insurance products on an individual risk basis.

Reinsurance

Our reinsurance segment offers property and casualty reinsurance from our offices in Bermuda, the United States, Dublin, London, Bogota, Buenos Aires and Rio de Janeiro to insurance companies worldwide. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

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

Our reinsurance products may include features such as contractual provisions that require our client to share in a portion of losses resulting from its ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract, may require reinstatement premium to restore the coverage after there has been a loss occurrence or may provide for experience refunds if the losses we incur are less than those projected at the time the contract is executed.

U.S. Specialty

Our U.S. specialty segment offers property and casualty insurance coverage from offices in the United States primarily to small to medium sized companies. Principal lines of business include general liability, marine (inland marine and ocean marine), professional liability and property.

We operate in the excess and surplus lines market through Alterra E&S and in the admitted insurance market through Alterra America. Excess and surplus lines insurance is a segment of the U.S. insurance market that allows consumers to buy property and casualty insurance through non-admitted carriers. Risks placed in the excess and surplus lines insurance market are often insurance programs that cannot be filled in the conventional insurance markets due to a shortage of state-regulated insurance capacity or the complexity of the risk. This market has significant flexibility regarding insurance rate and form, enabling us to utilize our underwriting expertise to develop customized insurance solutions for our clients.

Alterra E&S is domiciled and licensed in Delaware and is authorized as an eligible surplus lines insurer in 49 other U.S. states along with the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Alterra America is domiciled in Delaware and licensed to write business on an admitted basis in all 50 states and the District of Columbia.

Alterra at Lloyd’s

Our Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London, Dublin and Zurich, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, principally Brazil, using Lloyd’s admitted status.

This segment comprises our proportionate share of the underwriting results of the Syndicates. Effective January 1, 2011, the management of Syndicates 2525 and 2526 was transferred from Alterra at Lloyd’s to an unaffiliated third party. Alterra at Lloyd’s continues to act as the managing agent for Syndicate 1400.

Syndicate 1400 offers property insurance and reinsurance, aviation insurance (particularly airline, general aviation and aerospace), accident and health insurance and reinsurance, financial institutions insurance products, international casualty reinsurance, marine insurance and surety reinsurance. Syndicate 2525 offers employers’ and public liability insurance products. Syndicate 2526 specializes in professional liability and medical malpractice insurance products. We include our proportional share of the gross written premiums of Syndicates 2525 and 2526 in the professional liability line of business in the table above.

Life and Annuity Reinsurance

Prior to 2010, we wrote life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, corporate owned life, term life, fixed annuities, annuities in payment and structured settlements. We did not write any variable annuity products. In 2010, we decided not to write any new life and annuity contracts for the foreseeable future. Historically, our life and annuity focus was on low underwriting risk business that generated an invested asset spread. In the current low return investment environment, however, we do not believe that strategy is attractive. We have chosen not to change our business model to assume more underwriting and asset risk in this area, especially with the many opportunities we have in our core property and casualty businesses.

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

Short tail business represented approximately 56.4% of our property and casualty premium volume for the year ended December 31, 2011. Our short tail catastrophe exposed business comprises mostly our property, agriculture, aviation and marine and energy products in both insurance and reinsurance, which are susceptible to large catastrophe events that may trigger losses to a number of our cedants. As a result, we believe our short tail catastrophe exposed business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We seek to manage and monitor our exposure so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1-in-250 year event. However, this self-imposed long term target can be adjusted if and when we believe that market pricing makes the risk/reward trade off attractive.

We seek to reduce the volatility arising out of the underlying risks we assume by including contractual features such as overall aggregate limits on liabilities, per event limits on liabilities and attachment points for liabilities. We utilize internally developed catastrophe models that are based upon the results of commercially available products provided by companies such as Risk Management Solutions, Inc. and AIR Worldwide Corporation. We seek to obtain further protection against volatility and aggregation risk through the purchase of reinsurance as described under “Retrocessional and Balance Sheet Protections.”

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

We recognize the importance of information technology and management of data in supporting our business platform growth. We continue to develop and enhance our existing technology platforms to assist in our underwriting, risk management, financial and regulatory reporting processes and procedures across all of our segments.

We perform due diligence as we believe appropriate on risks that we consider underwriting and perform regular monitoring and periodic due diligence on the transactions that we complete. When we believe appropriate, we complement our internal skills with reputable third party service providers, including actuaries, attorneys, claim adjusters and other professionals. These third parties perform on-site client due diligence on our behalf, assist us in modeling transactions and provide legal advice on contract documentation.

Risk Management Framework

We believe that our risk management framework provides us with a disciplined process to profitably manage risks. We seek to embed risk management discipline across our business commencing when a submission is received and continuing throughout the life of the contract. Our risk management framework permeates all aspects of our operations and, in this way, serves as an effective business management tool.

We aim to generate a return on capital that rewards our shareholders for the risks that we assume. Net operating return on average shareholders’ equity, or net operating ROE, is our primary return metric. In determining risk appetite, we focus on the volatility of net operating ROE and how much we are “willing to lose” under various scenarios. We also define success measures and tolerance levels and assess potential trade-offs across risks, including underwriting, reserving, credit, investment, liquidity and operational risks.

Our risk management framework comprises various layers of oversight:

•	The Audit and Risk Management Committee of our Board of Directors oversees our risk assessment and risk management policies;

•

The Operating and Risk Management Committee, or ORMCO, is comprised of executive management and risk managers from across the Company. ORMCO meets at least quarterly to review our current risk positions relative to risk appetite and tolerances in the context of the prevailing business environment and opportunities. ORMCO also reviews and discusses proposed risk management policies and makes recommendations to the Audit and Risk Management Committee;

•

The group risk management team is primarily responsible for liaising with our business units and functions to ensure the ongoing effective operation of the risk management framework. This team works with the business units to identify, measure and report on company-wide risks. Our risk management team is responsible for the timely escalation to ORMCO of significant deviations from our established risk profile, as well as the potential emergence of previously unidentified key risks; and

•	The internal audit function independently reviews the effectiveness of the risk management framework.

Our proprietary internal capital model supports the ongoing monitoring and measurement of risks and the calculation of economic and regulatory capital. This internal capital model is currently being enhanced to meet additional regulatory standards, including those required in Bermuda and under the Solvency II Directive in Europe.

Retrocessional and Balance Sheet Protections

As part of our underwriting process, we reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to another counterparty reinsurer or retrocessionaire all or part of the risk that we have assumed. Like many other insurance and reinsurance companies, we cede risks to reinsurers and retrocessionaires for one or more of the following reasons:

•	reduce net liability on individual risks;

•	protect against catastrophic losses;

•	manage volatility of underwriting income;

•	obtain additional underwriting capacity; and

•	enhance underwriting pricing margins.

When we reinsure risks, we utilize reinsurance arrangements, such as quota share reinsurance, excess of loss reinsurance and stop-loss reinsurance contracts that are available in the reinsurance and retrocessional markets. In quota share reinsurance arrangements, the reinsurer or retrocessionaire shares a proportional part of our premiums and losses associated with the risks being reinsured. Under the terms of excess of loss reinsurance and stop-loss reinsurance, the reinsurer or retrocessionaire agrees to cover losses in excess of the amount of risk that we have retained, subject to negotiated limits.

Our reinsurance strategy includes purchasing reinsurance to limit losses on a single risk or transaction and/or on a portfolio basis as the need arises. Generally, we utilize quota share reinsurance for our property and casualty business in order to allow us to provide increased capacity to our clients while still meeting our internally governed maximum net exposure thresholds. For our property and aviation business, we also purchase excess of loss reinsurance in order to reduce the volatility of our underwriting results and manage our aggregate exposures.

Our reinsurance and retrocessional arrangements do not legally discharge our liability with respect to obligations that we have insured or reinsured. We remain liable with respect to the liabilities that we cede if a counterparty is unable to meet its obligations assumed under a reinsurance or retrocessional agreement. Accordingly, we evaluate and monitor the financial strength of each of our counterparties. Some reinsurance and retrocessional agreements give us the right to receive additional collateral or to terminate the agreement in the event of deterioration in the financial strength of the counterparty.

Loss and Benefit Reserves

We establish and carry as liabilities loss reserves that are estimated by actuaries and management’s reserving committee. These reserve amounts have been established to meet our estimated future obligations for losses and related expenses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations. We use our own actuaries in our loss reserving process. In addition, we engage external independent actuaries to perform an annual review of our loss reserve estimates.

Loss and benefit reserves do not represent an exact calculation of our liabilities. The estimation of loss and benefit reserves is a complex process impacted by many internal and external factors. We apply the general assumption that past experience (both industry’s and our own) is a suitable guide to future experience after making allowance for current developments and likely future trends. The reserves presented represent our estimate of the expected cost of the ultimate settlement and administration of our claims. These estimates are based on a combination of quantitative techniques, subjective considerations and managerial judgment.

In estimating an initial reserve, our actuaries utilize the underwriting information received when a transaction is negotiated. When combined with our own historic claims experience, this data helps us to select the appropriate assumptions used to create an initial pricing and reserving model. Initial assumptions include estimates of future trends in claims severity and frequency, mortality, judicial theories of liability and other factors. We regularly evaluate and update our initial loss development and trending factor selections using both client specific and industry data. During the underwriting process, a client’s data is analyzed by our underwriting teams to ascertain its quality and credibility. This process may include an underwriting audit and claims audit of a client’s operations. We also examine the claim estimates made by the insured or ceding company to evaluate the trends assumed in the estimates. In cases where the data initially provided by the client is not sufficient, we utilize industry data collected from either third party sources or from our own historical submission database. This enhances the quality of the reserve model that is created.

On a quarterly basis, our reserving committee performs a detailed review of our contracts and of the actuarial methods utilized in arriving at reserve estimates and the related reinsurance recoverables. This review is performed in conjunction with our corporate actuarial group. The quarterly review utilizes the initial submission information updated by current premium, loss and claims data reported to us. Changes in reported loss information from our clients is the principal reason for changes to our loss reserve estimates. As part of this process, our actuaries check that the actuarial methods applied continue to be appropriate to allow us to form a sound basis for projection of future liabilities.

Marketing

Most of our business is placed through insurance and reinsurance brokers worldwide. We also place some insurance business through managing general agents. We believe that diversity in sourcing our business reduces the potential adverse effects arising from the termination of any one of our business relationships. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business.

A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. During the years ended December 31, 2011, 2010 and 2009, the top three independent brokers accounted for 24%, 18% and 12%; 22%, 14% and 13%; and 25%, 11% and 7%, respectively, of our property and casualty gross premiums written. We have relationships with multiple key personnel in these firms and seek to maintain strong working relationships with these firms in the future. See “Item 1A—Risk Factors—A limited number of insurance and reinsurance brokers account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business or the consolidation of these brokers could have a significant and negative effect on our business and results of operations.”

Potential credit risk associated with brokers and intermediaries is discussed in “Item 1A—Risk Factors—The involvement of brokers subjects us to their credit risk.”

Competition

The insurance and reinsurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate for the risk being assumed;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with insurance and reinsurance companies and insurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and quality of administrative services; and

•	experience in the particular line of insurance or reinsurance to be underwritten.

We compete directly with numerous insurance and reinsurance companies, captive insurance companies, subsidiaries or affiliates of established insurance companies or newly formed companies, reinsurance departments of primary insurance companies, government sponsored reinsurance pools and underwriting syndicates from countries throughout the world in each of our product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide competitors include many larger companies with higher ratings and greater underwriting capacity than we have. See “Item 1A—Risk Factors—Competitors and/or consolidation in our industry may make it difficult for us to write business effectively and profitably.”

Employees

As of December 31, 2011, we had 500 employees.

Overview of Investments

Our investment portfolio is managed by third-party investment managers. We seek to earn a risk-adjusted total return on our assets by engaging in an investment strategy that combines cash, fixed maturities and other investments and employs strategies intended to manage investment risk. We diversify our portfolio in an attempt to limit volatility and maintain adequate liquidity in our fixed maturities and other investments to fund operations and losses from unexpected events. We seek to manage our credit risk through industry and issuer diversification and interest rate risk by monitoring the duration and structure of the investment portfolio relative to the duration and structure of our liability portfolio.

The Finance and Investment Committee of our Board of Directors establishes our investment guidelines and selects our investment managers. The Finance and Investment Committee may waive or amend the provisions of our investment guidelines. The Finance and Investment Committee also regularly monitors the performance of our investment managers and periodically reviews and amends our investment guidelines in light of prevailing market conditions. Based on fair values as of December 31, 2011, the allocation of invested assets was 96.4% in cash and fixed maturities and 3.6% in other investments.

Fixed Maturities Investments

Our fixed maturities portfolio is managed by nine independent investment managers. Our fixed maturities investment portfolio guidelines emphasize high quality, liquid securities. A minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of December 31, 2011, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA, an average duration of approximately 4.7 years and an average book yield to maturity of 3.95%. Including cash and cash equivalents, the average duration was approximately 4.1 years as of December 31, 2011.

Approximately 82.5% of our invested assets by fair value as of December 31, 2011 were managed by six investment managers utilizing a core strategy. This strategy emphasizes high credit quality, diversification and preservation of principal. Under our investment guidelines, securities in the core portfolio, when purchased, must have a minimum credit rating of A3/A-, or its equivalent, from at least one internationally recognized statistical rating organization. However, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for the core portfolio as a whole. Our core portfolio investment guidelines also provide that we cannot leverage the fixed maturities investments.

Approximately 4.9% of our invested assets by fair value as of December 31, 2011 were managed by one investment manager utilizing a total return strategy. This strategy emphasizes high credit quality, diversification and preservation of principal. Under our investment guidelines, securities in this portfolio, when purchased, must have a minimum credit rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. However, a minimum weighted average credit rating of A3/A-, or its equivalent, must be maintained for this portfolio as a whole. This strategy allows the use of derivatives for purposes of portfolio risk hedging and security replication. Derivatives approved for use are futures, options, interest rate swaps, swaptions, credit derivatives and non-deliverable foreign currency forwards. Derivatives in this portfolio may not be used to leverage the portfolio or increase exposure or risk beyond the restrictions stated in the investment guidelines. Derivatives in this portfolio are included within other investments on our consolidated balance sheet and are further discussed below.

Approximately 3.0% of our invested assets by fair value as of December 31, 2011 were managed by three investment managers utilizing an opportunistic strategy. This strategy allows for the purchase of securities below investment-grade and securities trading at deep discounts. Each investment manager has separate and distinct investment guidelines which emphasize diversification and preservation of principal and which limit the manager to specific market opportunities. These opportunistic portfolios are required to maintain a minimum weighted average credit rating of B2/B. Investments in free-standing derivatives and other leverage instruments are prohibited in these portfolios.

For certain of our fixed income securities, we employ a strategy to hold the securities to maturity. These securities are principally of long duration and generally match the more predictable cash flow requirements of our long term liabilities.

Our cash and fixed maturities investments, excluding those which are being held to maturity, provide liquidity for day-to-day operations. We believe that we will be able to satisfy our foreseeable cash needs from our cash and available for sale fixed maturities investments, and we maintain significant cash and cash equivalent balances to reduce the likelihood that we will be required to sell fixed maturities investments before maturity.

Our fixed maturities investments are held by five different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls over their investment processes that are certified annually.

Additional information about our fixed maturities investments can be found in Note 3 to our audited consolidated financial statements included herein.

Other Investments

Other investments comprise our investments in hedge funds, or the hedge fund portfolio, investments in structured deposits, various derivative instruments and equity method investments. Based on fair values as of December 31, 2011, other investments comprised approximately 3.6% of our total invested assets.

Hedge Funds

Our hedge fund portfolio is invested in accordance with our investment guidelines, which currently mandate, among other things, that:

•	at least five distinct hedge fund investment strategies must be employed at all times;

•	no more than 5.0% of the fair value of the hedge fund portfolio may be invested in any single underlying hedge fund;

•	no more than 10.0% of the fair value of the hedge fund portfolio may be allocated to any single hedge fund manager; and

•	monthly or quarterly liquidity must be available on 50.0% or more, by fair value, of the aggregate active hedge fund investments in our hedge fund portfolio.

As of December 31, 2011 and 2010, the distribution of the hedge fund portfolio by investment strategy was:

	As of December 31,
	2011		2010
	Fair Value	Allocation %	Fair Value	Allocation %
In millions of U.S. Dollars
Distressed securities	$25.0	9.9%	$35.8	12.2%
Diversified arbitrage	17.4	6.9	27.9	9.5
Emerging markets	4.9	2.0	13.0	4.4
Event driven arbitrage	21.1	8.5	30.2	10.2
Fund of funds	31.7	12.7	42.9	14.6
Global macro	49.0	19.6	49.7	16.9
Long/short credit	4.4	1.8	10.0	3.4
Long/short equity	94.8	37.9	82.1	27.9
Opportunistic	1.7	0.7	2.7	0.9

Total hedge funds	$250.0	100.0%	$294.3	100.0%

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

Event-Driven Arbitrage. This strategy typically entails the purchase of securities of a company involved in a significant corporate event. Funds may employ strategies such as merger arbitrage, capital structure arbitrage, reorganizations and investments in the debt and/or equity instruments of a company with a defined catalyst.

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

Opportunistic. The strategy seeks to take advantage of temporarily dislocated securities by deploying capital across different asset classes based on the current opportunity set.

Structured Deposits, Derivatives and Equity Method Investments

We hold an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. We carry this instrument at fair value and it is presented within other investments on our consolidated balance sheet.

Our investment guidelines allow for the use of derivative instruments, including futures, options, interest rate swaps, swaptions, credit derivatives and non-deliverable foreign currency forwards. Derivatives may be used for purposes of portfolio risk hedging or security replication, to obtain risk neutral substitutes for physical securities, and to adjust the curve and/or duration positioning of the investment portfolio. Within our available for sale fixed maturities portfolio, we hold convertible bond securities. The equity call option component of these securities is bifurcated and presented within other investments on our consolidated balance sheet.

Equity method investments comprise our equity ownership in four private reinsurance entities. The largest of our equity method investments is New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with our 34.8% shareholding in New Point IV, we entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. New Point Re IV is a reinsurance company that offers fully-collateralized retrocessional reinsurance to the property reinsurance market. Our participation in this company enables us to earn fee income for underwriting services and to participate in the underwriting results while limiting our exposure to the amount of our investment.

We may from time to time invest in catastrophe-linked securities, or catastrophe bonds. Catastrophe bonds are generally privately placed fixed income securities for which all or a portion of the repayment of the principal is linked to catastrophic events. We underwrite and model these securities using the same tools and techniques used to evaluate our traditional property catastrophe reinsurance business assumed. The maximum possible loss to us is limited to the value of our investment. During the year ended December 31, 2011, we disposed of all of our holdings in catastrophe bonds.

Additional information about our hedge fund portfolio and other investments can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 to our audited consolidated financial statements included herein.

Ratings

Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries, as set forth in the table below, from each of A.M. Best Company, or A.M. Best, Fitch Inc., or Fitch, Moody’s Investor Services, Inc., or Moody’s, and Standard and Poor’s Ratings Services, or S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in our securities. The Syndicates share the Lloyd’s market ratings.

As of December 31, 2011, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s insurance and reinsurance subsidiaries	A (excellent)(1)(2)	A (strong)(1)	A3(3)	A (1)(2)
Outlook on financial strength rating	Negative (1)(2)	Stable (1)	Stable (3)	Stable (1)(2)
Lloyd’s market financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Europe, Alterra America and Alterra E&S.
(2)	Applicable to Alterra Re USA.
(3)	Applicable to Alterra Bermuda.

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

In connection with the administration of the life and annuity benefit payments of our clients’ primary insureds that are covered on certain reinsurance transactions, we and our client may select an independent third-party claims administrator. We and our client then enter into a contract with the third-party administrator that will typically contain a provision requiring a significant amount of advance notice in order to terminate the contract. We are responsible for the loss and benefit payment expense charged by the third party administrator.

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

Bermuda

The insurance and reinsurance industry in Bermuda is regulated by the Bermuda Monetary Authority, or the BMA. Alterra Bermuda is regulated by the BMA under the Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Alterra Bermuda and grants to the BMA powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies. Alterra Bermuda is required to prepare and file annual financial statements in accordance with U.S. GAAP, annual statutory financial statements, an annual statutory financial return and an annual capital and solvency return, which comprises a statutory risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business and a schedule of risk management.

Under the Bermuda Insurance Act, Alterra Bermuda’s property and casualty business is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a statutory risk-based capital model that determines a control threshold for statutory capital and surplus. If a company fails to maintain or meet the control level, various degrees of regulatory action may be taken by the BMA. In addition, in an effort to achieve equivalency with European Union regulators under the Solvency II Directive, the BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. The BMA has determined that it will act as the group supervisor of the Company and has designated Alterra Bermuda as the designated insurer. The BMA has introduced rules that implement a group supervision regime and enhance the group capital and solvency framework. The Company is required to prepare and file annual group statutory financial statements, an annual group statutory financial return and an annual group capital and solvency return in addition to quarterly financial returns.

Alterra Bermuda is subject to the Insurance Code of Conduct, or the Insurance Code, which establishes duties and standards that must be complied with by all insurers registered under the Insurance Act. Non compliance with the Insurance Code could result in intervention by the BMA. The BMA also monitors each insurer’s compliance with the Insurance Code and may use it as a factor in calculating the applicable operational risk charge in accordance with that insurer’s risk-based capital model.

Pursuant to the Bermuda Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our common shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA has the power to object to a person holding 10% or more of our common shares if the BMA determines that the person is not a fit and proper person to be a controller of the registered insurer. In such a case, the BMA may require the holder to reduce their shareholding and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable.

In addition, our Bermuda domiciled entities are each required to comply with the provisions of the Companies Act 1981 of Bermuda, or the Bermuda Companies Act. The Bermuda Companies Act regulates, among other things, the payment of dividends and making of distributions from contributed surplus.

Ireland

The insurance and reinsurance industry in Ireland is regulated by the Central Bank of Ireland, or the CBI. Our Irish operating subsidiary, Alterra Europe, is subject to regulation by the CBI under a variety of Irish rules and regulations. Alterra Europe must comply with the Irish Insurance Acts 1909 to 2000, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2010, as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by the CBI, which we refer to collectively as the Insurance Acts and Regulations.

Alterra Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin as provided for in the Insurance Acts and Regulations. Assets constituting statutory reserves must comply with admissibility, diversification, localization and currency matching rules. Statutory reserves must be actuarially certified annually.

Anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the CBI of their intention to do so. Any Irish authorized insurance company that becomes aware of any acquisitions or disposal of its capital involving the specified levels must also notify the CBI. The specified levels are 20%, 33% and 50% or such other level or ownership that results in the company becoming the acquirer’s subsidiary within the meaning of article 20 of the European Communities (Non-Life Insurance) Framework Regulations 1994. The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquirer in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.” As a result of these restrictions, no person, corporation or entity is permitted to acquire control of Alterra, Alterra Europe or any intermediary company unless such person, corporation or entity has obtained the prior approval of the CBI.

Alterra Europe will be required to comply with the Solvency II Directive when it is implemented. We currently believe that European Union member states will be required to enact Solvency II into national laws by January 1, 2013 and that it will apply to (re)insurers starting January 1, 2014. Solvency II takes a risk-based approach to the authorization and supervision of (re)insurers. It comprises three “pillars” dealing with quantitative requirements, including capital requirements, qualitative requirements, such as risk management and control systems, and supervisory reporting and disclosure requirements. During 2012 and 2013, the CBI will expect Alterra Europe to begin preparing for additional reporting requirements and generally to be able to demonstrate its preparedness for Solvency II.

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

We participate in the Lloyd’s market through the Syndicates. Alterra at Lloyd’s was the managing agent for each of the Syndicates until December 31, 2010. Effective January 1, 2011, management of Syndicates 2525 and 2526 was transferred to an unaffiliated third party, with Alterra at Lloyd’s continuing as the managing agent for Syndicate 1400. Alterra Corporate Capital 2 Limited and Alterra Corporate Capital 3 Limited, or the Alterra Corporate Capital Vehicles, are corporate members of Lloyd’s and participate in the underwriting years of the Syndicates for which they are a member. By entering into a membership agreement with Lloyd’s, the Alterra Corporate Capital Vehicles have undertaken to comply with all byelaws and regulations of Lloyd’s as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000. The Syndicates, as well as the Alterra Corporate Capital Vehicles, Alterra at Lloyd’s and their directors, are subject to the Lloyd’s regulatory regime.

Both the FSA and Lloyd’s have powers to remove their respective authorization to manage Lloyd’s syndicates. Lloyd’s approves annually the business plan of each of the Syndicates along with any subsequent material changes, and the amount of capital required to support those plans. Alterra at Lloyd’s, as the managing agent of Syndicate 1400, is required to carry out a capital assessment of Syndicate 1400 in order to determine whether any additional capital should be held by that Syndicate on account of any particular risks arising from its business or operational infrastructure. This assessment, known as an individual capital assessment, is reviewed and may be challenged by Lloyd’s.

During 2012, the United Kingdom intends to introduce legislation to create a new prudential regulation authority, the PRA, and a new financial conduct authority, the FCA, and transfer regulatory responsibility from the FSA to them. Responsibility for the prudential regulation of insurers will be transferred to the PRA. Responsibility for the regulation of the conduct of business of insurers will be transferred to the FCA. The United Kingdom intends for the PRA and the FCA to be fully operational by the beginning of 2013.

United States

Alterra Re USA is domiciled in Connecticut and is licensed or accredited to provide reinsurance in all 50 U.S. states and the District of Columbia. The principal insurance regulatory authority of Alterra Re USA is the Connecticut Department of Insurance. Alterra Re USA is also subject to regulation by all state insurance departments and under all applicable state insurance laws.

Alterra E&S is domiciled and licensed in Delaware as a property and casualty insurer. Alterra E&S does not hold an insurance certificate of authority in any other jurisdiction; however, Alterra E&S is listed or authorized as an eligible surplus lines insurer in 49 other U.S. states along with the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The principal insurance regulatory authority of Alterra E&S is the Delaware Department of Insurance. Alterra E&S is also subject to regulation as an eligible surplus lines insurer by state insurance departments and under applicable state insurance laws in each jurisdiction in which it is listed or authorized.

Alterra America is domiciled in Delaware and is admitted as a licensed insurer in all 50 U.S. states and the District of Columbia. The principal insurance regulatory authority of Alterra America is the Delaware Department of Insurance. Alterra America is also subject to regulation by all state insurance departments and under all applicable state insurance laws.

Alterra Re USA, Alterra E&S and Alterra America are subject to the laws and regulations of their respective state of domicile, as well as any other state in the United States where they conduct business. In states where the companies are admitted, the companies must comply with all insurance laws and regulations, including rate and form requirements, maintenance of minimum levels of statutory capital, surplus, liquidity and solvency standards. They are also required to submit to periodic examinations of their respective financial condition, including risk-based capital standards based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners and adopted by the states. These laws and regulations also sometimes restrict payments of dividends, reductions of capital and/or the ability to make certain investments.

Alterra, an insurance holding company, is subject to regulation under the Delaware and Connecticut insurance holding company system laws, as well as those of additional U.S. states. These laws and applicable regulations require periodic disclosure concerning, among other things, ownership structure and prior notice and non-disapproval of certain affiliate transactions within the Alterra holding company system. Furthermore, no person, corporation or other entity is permitted to acquire control of Alterra, Alterra Re USA, Alterra E&S, Alterra America or any intermediary company unless such person, corporation or entity has obtained the prior approval of the Delaware and/or Connecticut Insurance Commissioner or obtained an applicable waiver or exemption. The insurance holding company system laws in each of Delaware and Connecticut broadly define a change of control, and create a presumption of control when any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of an insurance company or any of its parent companies.

In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. Among other things, the Dodd-Frank Act authorizes the federal preemption of certain state insurance laws and streamlines the regulation of reinsurance and surplus lines insurance. Many provisions of the Dodd-Frank Act will become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted.

Other Jurisdictions

As a global provider of specialty insurance and reinsurance, we must comply with various regulatory requirements in jurisdictions where we provide coverage or have activities in addition to the principal jurisdictions discussed above. For example, Alterra Europe and Alterra at Lloyd’s must comply with applicable Latin America regulatory requirements in connection with our Latin American reinsurance operations, and Alterra Europe must comply with applicable German, Swiss and United Kingdom regulatory requirements in connection with its activities in those countries.

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

Reserves are actuarial and statistical projections at a given point in time of what we ultimately expect to pay on claims and benefits, based on facts and circumstances then known, estimates of future trends in claim frequency and severity, mortality and other variable factors, such as inflation. Our actual losses and benefits may deviate, perhaps substantially, from the reserve estimates contained in our financial statements. The establishment of new reserves or the adjustment of reserves for reported claims could result in significant positive or negative changes to our financial condition or results of operations in any particular period.

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

We seek to mitigate our loss exposure through a variety of methods. We write many of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against a specified amount of losses in excess of a specified amount. We also seek to limit our loss exposure by diversifying our business by class of business and type of peril and by using geographic zone limitations. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Many of our insurance and reinsurance contracts include loss limitation features that may not be enforceable in the manner that we intend, such as exclusions from coverage and choice of coverage provisions. In addition, many of our reinsurance contracts do not contain aggregate loss limits, which means that there is no contractual limit to the amount of losses that we may be required to pay pursuant to such reinsurance contracts. We purchase a substantial amount of reinsurance in order to reduce our loss exposure to various risks. We may be unable to collect all amounts due from our reinsurers under our reinsurance agreements. The failure of any our loss limitation methods could have a significant and negative effect on our financial condition and results of operations.

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

The ratings assigned by rating agencies to insurance and reinsurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors or a recommendation to buy, sell or hold securities. For the financial strength of each of our principal operating subsidiaries, please see “Item 1—Business – Our Ratings.” To date, none of our ratings issued by an independent rating agency has been downgraded. However, if an independent rating agency downgrades or withdraws any of our ratings, we could be severely limited or prevented from writing any new insurance and reinsurance contracts, some existing contracts may be terminated, we could incur higher borrowing costs and our ability to access the capital markets could be negatively impacted. A downgrade or withdrawal of any of our ratings by an independent rating agency would significantly and negatively affect our ability to implement our business strategy successfully.

Our results of operations and financial condition could be adversely affected by the occurrence of catastrophes.

We have substantial exposure to unexpected losses resulting from natural and man-made catastrophes. Catastrophes can be caused by various unpredictable events, including hurricanes, earthquakes, hailstorms, severe winter weather, floods, fires, tornadoes, volcano eruptions, explosions, airplane crashes and other natural or man-made disasters, including acts of war, terrorism and political risk. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. The catastrophe modeling tools that we use to help manage catastrophe exposures are based on assumptions and judgments that rely on historical trends, are subject to error and may produce estimates that are materially different from actual results. In addition, because accounting regulations do not permit insurers and reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a significant and negative effect on our results of operations and financial condition.

Many scientists believe that in recent years changing climate conditions have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. For example, in recent years, hurricane activity has affected areas further inland than previously experienced, which has expanded hurricane exposures for insurers and reinsurers. Changing climate conditions could cause catastrophe models to be less accurate, which could limit our ability to effectively manage catastrophe exposures.

Competitors and/or consolidation in our industry may make it difficult for us to write business effectively and profitably.

The insurance and reinsurance industry is highly competitive. Competition in the types of business that we currently underwrite and intend to underwrite in the future is based principally on:

•	premium rates;

•	ability to obtain terms and conditions appropriate with the risk being assumed;

•	the general reputation and perceived financial strength of the insurer or reinsurer;

•	relationships with insurance and reinsurance intermediaries;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and quality of administrative activities; and

•	experience in the particular line of insurance or reinsurance to be written.

We compete directly with numerous independent insurance and reinsurance companies, captive insurance companies, subsidiaries or affiliates of established and newly formed insurance companies, reinsurance departments of primary insurance companies, government sponsored reinsurance pools and underwriting syndicates from countries throughout the world in our chosen product lines. Many of these competitors are well established, have significant operating histories, underwriting expertise and extensive capital resources and have developed longstanding customer relationships. Our worldwide competitors include many larger companies with higher ratings and greater underwriting capacity than we have.

Further, our ability to compete may be harmed if our competitors consolidate. Consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business and net income would decrease. If our industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that consolidate may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Any of the foregoing could significantly and negatively affect our business and our results of operations.

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

A limited number of insurance and reinsurance brokers account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business or the consolidation of these brokers could have a significant and negative effect on our business and results of operations.

Most of our insurance and reinsurance business is placed through brokers worldwide. A significant volume of our premiums is produced through a limited number of insurance and reinsurance brokers. During the years ended December 31, 2011, 2010 and 2009, the top three independent producing brokers accounted for 24%, 18% and 12%; 22%, 14% and 13%; and 25%, 11% and 7%, respectively, of property and casualty gross premiums written. Insurance and reinsurance brokers may consolidate in the future, which could adversely affect our ability to access business and distribute our products. Loss of all or a substantial portion of the business provided through one or more of these brokers, or the consolidation of these brokers, could have a significant and negative effect on our business and results of operations.

The involvement of reinsurance brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our contracts to reinsurance brokers, and these brokers, in turn, pay these amounts over to the ceding insurers that have reinsured a portion of their liabilities with us. Although the law is unsettled and depends upon the facts and circumstances of any particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the ceding insurer will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, consistent with the industry, we assume a degree of credit risk associated with brokers with whom we do business; however, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

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

We could be adversely affected by the loss of one or more members of our senior management or other key personnel.

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

Over the past several years, we have grown through acquisitions and by expanding our lines of business. Acquisitions involve numerous risks, including operational, strategic and financial risks, such as potential liabilities associated with the acquired business. We may experience difficulties in integrating an acquired company, which could adversely affect the acquired company’s performance or prevent us from realizing anticipated synergies, cost savings and operational efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Expanding our lines of business, expanding our geographic reach and entering into joint ventures or partnerships also involve operational, strategic and financial risks, including retaining qualified management and implementing satisfactory budgetary, financial and operational controls. Our failure to manage successfully these risks may adversely affect our financial condition, results of operations or business or we may not realize any of the intended benefits.

We may require additional capital and credit in the future, which may not be available to us on satisfactory terms or at all.

We need liquidity to pay our operating expenses, interest on our debt and dividends. To the extent that we experience significant losses from our operations or funds generated by our ongoing operations are insufficient to fund our operating expenses, we may need to raise additional capital. The worldwide financial markets have experienced significant volatility and disruption for the last few years, which may reduce our access to the equity and debt markets and make raising capital on satisfactory terms difficult or impossible. Our access to funds under our existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may fail or may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The banking industry also has experienced significant consolidation in the past few years, which could lead to increased reliance on and exposure to particular institutions. Our inability to obtain adequate capital and credit could have a significant and negative effect on our business, results of operations and financial condition.

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

We publish our consolidated financial statements in U.S. dollars. As a result, fluctuations in exchange rates used to convert other currencies, particularly the Euro and British pound sterling, into U.S. dollars will impact our results of operations and financial condition from year to year.

Our failure to maintain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms could significantly and negatively affect our ability to implement our business strategy.

Our principal reinsurance operations are conducted by our companies licensed and operated in Bermuda, Ireland, the United States and the United Kingdom. Many jurisdictions do not permit ceding companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted reinsurers, such as Alterra Bermuda, Alterra Europe and Alterra Re USA, in their statutory financial statements unless appropriate security measures are implemented. Consequently, the majority of our reinsurance clients typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. When we obtain a letter of credit facility, we are required to provide collateral to secure our obligations under the facility.

As of December 31, 2011, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available subject to certain conditions. As of December 31, 2011, we had $604.0 million in letters of credit outstanding under these facilities. We had a British pound sterling denominated letter of credit facility of GBP 30.0 million ($46.6 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($26.1 million) was utilized as of December 31, 2011. We also had a British pound sterling denominated letter of credit facility of GBP 60.0 million ($93.3 million) to support our Funds at Lloyd’s commitments, which was not utilized as of December 31, 2011. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms when necessary could significantly and negatively affect our ability to implement our business strategy.

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

Alterra is a holding company and does not have any significant operations or assets other than its ownership of the shares of its subsidiaries. Dividends and other permitted distributions from our subsidiaries are our primary source of funds to meet ongoing cash requirements, including future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance and reinsurance subsidiaries are subject to significant regulatory restrictions that limit their ability to declare and pay dividends. In addition, certain of Alterra Bermuda’s credit facilities prohibit Alterra Bermuda from paying dividends at any time that Alterra’s shareholders’ equity or Alterra Bermuda’s shareholders’ equity is less than a specified amount, as well as in certain other circumstances. The inability of our insurance and reinsurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability meet our debt service obligations and to pay dividends to our shareholders.

The payment of dividends and making of distributions by Bermuda legal entities are limited under Bermuda law. Alterra Bermuda is prohibited from declaring or paying dividends if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority, or BMA. Further, Alterra Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus unless it files with the BMA an affidavit stating that it will continue to meet its solvency margin or minimum liquidity ratio. Alterra Bermuda must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. In addition, as a long-term insurer, Alterra Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund exceeds the liabilities of the insurer’s long-term business by the amount of the dividend and at least the prescribed minimum solvency margin.

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

Disruptions in the public debt and equity markets, including widening of credit spreads, bankruptcies and government intervention in large financial institutions, could result in significant realized and unrealized losses in our investment portfolio. Depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a significant and negative effect on our investment portfolio, results of operations and financial condition.

Unexpected volatility or illiquidity associated with our fixed maturities investment portfolio could significantly and negatively affect our investment portfolio, results of operations and financial condition.

Our fixed maturities portfolio investment strategy requires a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, from at least one internationally recognized statistical rating organization. Market conditions and other factors beyond our control could cause the credit quality rating of our investments to deteriorate. Deterioration of credit ratings on our fixed maturities investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit in the financial markets, we may realize a significant loss. In addition, our fixed maturities portfolio includes below investment grade and unrated securities that have a greater risk of default than higher rated securities.

Our fixed maturities portfolio includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of default on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources to corroborate the fair value we record and in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2011.

The financial crisis in Europe, including the threat of default on European sovereign debt, the devaluation of the Euro and the dissolution of the European Union, could adversely affect our results of operations, liquidity and financial condition.

A number of European Union member states, namely Greece, Ireland, Italy, Portugal and Spain, have recently undertaken financial restructuring efforts in order to avoid insolvency and default on their sovereign debt. The failure of these restructuring efforts could have an adverse effect on the portion of our investment portfolio held in sovereign debt issued by European Union members. Furthermore, the failure of the European Union member states to successfully resolve this crisis could result in the devaluation of the Euro. In addition to European sovereign debt, we have other assets in our investment portfolio that are Euro-denominated. As of December 31, 2011, $1,055.3 million (€814.4 million) of our invested assets were denominated in Euros. A devaluation of the Euro could lead to a significant decline in the value of these assets.

It is possible that this financial crisis may lead to the abandonment of the Euro by one or more members of the European Union or the dissolution of the European Union. The European Union member states have implemented a regulatory scheme that facilitates our ability to operate across Europe. The dissolution of the European Union and the absence of this regulatory scheme could negatively affect our ability to operate across Europe.

It is impossible to predict all of the consequences that the potential default by European Union member states on sovereign debt, the devaluation or abandonment of the Euro or the dissolution of the European Union may have on the global economy in general or more specifically on our business. Any or all of these events could have a material adverse effect on the results of our operations, liquidity and financial condition.

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

Fixed maturity and hedge fund investments, which are reported at fair value on the consolidated balance sheet, represent the majority of our total cash and invested assets. Fair value prices for all securities in the fixed maturities portfolio are independently provided by our investment custodians, investment accounting service provider and investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by our primary pricing source, which may be the investment custodian or the investment accounting service provider, after an internal validation process.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as mortgage backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, more securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a significant and negative effect on our investment portfolio, financial condition and results of operations.

Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.

As of December 31, 2011, we had reduced our allocation to hedge fund investments to approximately 3.2% of total invested assets, although our investment guidelines permit us to invest up to 15% of our investment portfolio in alternative investments, including hedge funds. We invest in various hedge funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. The risks associated with our hedge fund investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the hedge funds in which we invest impose limitations on the timing of withdrawals, or may suspend withdrawals for a period of time, we may be unable to withdraw our investment from a particular hedge fund on a timely basis. Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.

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

In recent years, the insurance regulatory environment has become subject to increased scrutiny in many jurisdictions. In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), one of the most sweeping financial reforms in decades. The legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States. Among other things, the Dodd-Frank Act created the Federal Insurance Office to be located within the U.S. Treasury department, with the authority to monitor nearly all aspects of the insurance industry and change the regulatory framework for non-admitted insurance and reinsurance. In April 2009, the European Union parliament adopted the Solvency II Directive, which enhances the capital and solvency framework applicable to insurance and reinsurance companies. When this regulation becomes effective, we expect that it will substantially increase the level of regulation on our European operations, including Alterra Europe and Alterra at Lloyd’s. In an effort to achieve equivalency with the Solvency II Directive, the BMA has recently enacted regulations that will enhance the capital and solvency framework to ensure that insurers maintain adequate capital and liquidity levels proportionate to the insurer’s risk profile and require additional financial and other disclosure. We expect that this regulation will substantially increase the level of regulation on Alterra Bermuda. The BMA also is enacting a group solvency framework that could enhance the required capital and solvency of the Company as a whole. In addition, the National Association of Insurance Commissioners, or NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators regularly reexamine existing laws and regulations.

The cost of compliance with existing laws and regulations is expensive, and the costs of compliance with any new legal requirements could have a significant and negative effect on our business. We may not be able to comply fully with, or obtain desired exemptions from, new laws and regulations that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business.

Certain of our subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

All of our insurance and reinsurance subsidiaries are subject to minimum capital and surplus requirements. In the United States, our insurance and reinsurance operating companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed by state laws. The risk-based capital standards, or RBC standards, are based upon the Risk-Based Capital Model Act adopted by the NAIC. Alterra Bermuda is subject to risk-based capital standards and other minimum capital and surplus requirements imposed by the BMA. Alterra Europe is required to maintain statutory reserves, particularly in respect of underwriting liabilities, and a solvency margin as provided for under Irish law.

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

The insurance and reinsurance regulatory framework is subject to substantial scrutiny by governmental authorities worldwide. Regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Increasingly, governmental authorities seem to be interested in the potential systemic risks posed by the insurance and reinsurance industry as a whole. We cannot predict the exact nature, timing or scope of possible governmental initiatives; however, we believe it is likely there will be increased regulatory intervention in our industry in the future and these initiatives could adversely affect our business. For example, we could be adversely affected by proposals that:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator or financial industry systemic risk regulator;

•

revise tax laws, including a potential change to U.S. tax laws to disallow or limit the current tax deductions for reinsurance premiums paid by our U.S. subsidiaries to our Bermuda subsidiary for reinsurance it provides to our U.S. subsidiaries; or

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

Risks Related to Our Common Shares

Our common shares are subject to limitations on transfer and voting rights and rights of repurchase.

Under our bye-laws, our board of directors is authorized to decline to register any transfer of our common shares if they determine that such transfer would result in adverse tax, regulatory or legal consequences to us or any shareholder or if such transfer would result in any U.S. shareholder owning, directly or indirectly, 9.5% or more of our common shares. In addition, under our bye-laws, if our board of directors determines that ownership of any of our common shares may result in adverse tax, regulatory or legal consequences to us or any shareholder or if such ownership would result in any U.S. shareholder owning, directly or indirectly, 9.5% or more of our common shares, we may repurchase the common shares. We are authorized to request information from any holder or prospective acquirer of our common shares as necessary to effect registration of any such transaction and may decline to register any such transaction if complete and accurate information is not received as requested.

In addition, our bye-laws generally provide that any U.S. shareholder owning, directly or by attribution, 9.5% or more of our common shares will have the voting rights attached to such common shares reduced such that the common shares will constitute less than 9.5% of the voting power of all of our common shares. Because of the attribution provisions of the Internal Revenue Code, this requirement may have the effect of reducing the voting rights of a shareholder whether or not that shareholder directly holds of record 9.5% or more of our common shares. Furthermore, our board of directors has the authority to request from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the board of directors discretion to disregard all votes attached to such shareholder’s common shares.

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

Anti-takeover provisions contained in our bye-laws could impede an attempt to replace or remove our management or delay or prevent the sale of our Company, which could diminish the value of our common shares.

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

•

if the board determines that the ownership of our common shares by any person may result in adverse tax, regulatory or legal consequences to us, our subsidiaries or any shareholder, then the board may, in its discretion and on behalf of the Company, purchase or assign the right to purchase all or a part of the common shares held by such person at fair market value (as defined in our bye-laws); and

•

the board, in its absolute discretion, may decline to register a transfer of common shares if it has reason to believe that the effect of the transfer would be to increase the total number of common shares owned by any person to 9.5% or higher, that the transfer may expose us, any subsidiary or any shareholder to adverse tax or regulatory treatment or that the registration of the transfer under any federal or state securities law or under the laws of any other jurisdiction is required and the registration has not yet been effected.

Applicable insurance laws may make it difficult to effect a change of control of our company.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the acquirer, the integrity and management of the acquiror’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurers and any anti-competitive results that many arise from the consummation of the acquisition of control. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. subsidiaries, the insurance change of control laws of Connecticut and Delaware would likely apply to such a transaction. Under the Delaware and Connecticut insurance holding company system laws, acquiring 10% or more of the voting stock of an insurance company or any of its parent companies is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Alterra without the prior approval of the Delaware and/or Connecticut Insurance Commissioner, will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the applicable state insurance commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove a change of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Alterra may require prior notification in those U.S. states that have adopted pre-acquisition notification laws.

Anyone acquiring or disposing of a direct or indirect holding in an Irish authorized insurance company that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposed to decrease or increase that holding to specified levels, must first notify the Irish regulatory authority of their intention to do so. Any Irish authorized insurance company that becomes aware of any acquisitions or disposal of its capital involving the specified levels must also notify the Irish regulatory authority. The specified levels are 20%, 33% and 50% or such other level or ownership that results in the company becoming the acquirer’s subsidiary. The Irish regulatory authority has three months from the date of submission of a notification within which to oppose the proposed transaction if the Irish regulatory authority is not satisfied as to the suitability of the acquirer in view of the necessity “to ensure prudent and sound management of the insurance undertaking concerned.”

Any person who becomes a holder of at least 10%, 20%, 33% or 50% of a Bermuda insurance company must notify the BMA in writing within 45 days of becoming such a holder. The BMA has the power to object to a person holding 10% or more of a Bermuda insurance company if it determines that the person is not fit and proper. In such a case, the BMA may require the holder to reduce their shareholding and may direct, among other things, that holder may not exercise their voting rights in the company.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including transactions that some or all of our shareholders might consider to be desirable.

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

We have also been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Furthermore, certain remedies available under U.S. federal and state laws, including U.S. federal securities laws, may not be available under Bermuda law. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for shareholders to recover against us based upon such judgments.

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

As of December 31, 2011, we had 102,101,950 common shares outstanding. In addition, 13,692,293 common shares are issuable under currently outstanding stock options and warrants granted to employees and certain of our founders. In the future, we may also issue our securities in connection with investments or acquisitions. The issuance of substantial amounts of our common shares could cause dilution to our shareholders and could adversely affect the price of our common shares.

Risks Related to Taxation

Alterra and its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

If Alterra or any of our non-U.S. subsidiaries were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Alterra nor any of our non-U.S. subsidiaries (with certain limited exceptions) will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Alterra or any of such non-U.S. subsidiaries are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Alterra or any of such non-U.S. subsidiaries is engaged in a trade or business in the United States. Any such income or branch profits tax could materially adversely affect our results of operations.

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

Changes in U.S. tax laws or new U.S. tax laws could subject us and/or U.S. persons who own our common shares to U.S. income taxation on our undistributed earnings.

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, is a passive foreign investment company, is a controlled foreign corporation, or has related party insurance income are subject to change, possibly on a retroactive basis. It is possible that the IRS may issue new regulations or pronouncements interpreting or clarifying such rules. We are not able to predict if, when or in what form any such guidance will be provided and whether such guidance will have a retroactive effect. In addition, the IRS may issue tax rules and regulations that could have a material adverse effect on our business.

We may become subject to taxes in Bermuda after March 31, 2035, which would have a significant and negative effect on our business and results of operations.

Under current Bermuda law, there is no income, corporate, profits, withholding, capital gains or capital transfer tax payable by Alterra or its Bermuda based subsidiaries. Each of these entities has obtained from the Minister of Finance under The Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to any of these entities, their operations or their shares, debentures or other obligations, until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda taxes after March 31, 2035. Our business and results of operations would be significantly and negatively affected if we were to become subject to taxes in Bermuda.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

GLOSSARY OF SELECTED INSURANCE INDUSTRY TERMS AND NON-GAAP FINANCIAL MEASURES

Acquisition cost ratio	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for property and casualty business.

Book value per share	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding at the balance sheet date.

Capacity	The percentage of shareholders’ equity, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk.

Case reserves	Loss reserves established for individual claims (and as reported by our cedants in the case of reinsurance).

Combined ratio	Combined ratio is calculated by dividing the sum of net losses and loss expense, acquisition costs and general and administrative expenses by net premiums earned for property and casualty business. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income.

Diluted book value per share	Diluted book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding at the balance sheet date, after considering the dilutive effects of stock-based compensation and warrants, calculated using the treasury stock method.

Excess and surplus lines insurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often unique, unusual or difficult to place in conventional markets due to a shortage of capacity.

General and administrative expense ratio	General and administrative expense ratio is calculated by dividing the sum of general and administrative expenses by net premiums earned for property and casualty business.

Incurred but not reported, or IBNR	Incurred but not reported reserves, which include reserves for the following: • Pure incurred but not reported claims; and • Future development on known claims.

Loss ratio	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for property and casualty business.

Loss reserve	For an individual loss, an estimate of the amount the insurer or reinsurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Monthly net performance	Monthly net performance is the total income generated by an investment in the form of interest or dividends and the change in value of that investment in the form of unrealized or realized gains and losses.

Net operating income	Net income excluding after-tax net realized and unrealized gains or losses on non-hedge fund investments (this includes net realized and unrealized gains or losses on trading securities, net realized gains or losses on available for sale securities, net impairment losses recognized in earnings, earnings from equity method investments and changes in fair value of investment derivatives, catastrophe bonds and structured deposits), after-tax net foreign exchange gains or losses and after-tax merger and acquisition expenses.

Net operating return on average shareholders’ equity	Net operating return on average shareholders’ equity is calculated by dividing the net operating income by the average shareholders’ equity. Average shareholders’ equity is calculated as the average of the quarterly average shareholders’ equity balances.

Non-admitted carrier	A non-admitted carrier is not licensed by the state, but is allowed to do business in that state. Non-admitted carriers are not bound by most of the rate and form regulations imposed on standard market companies, allowing them the flexibility to change the coverage offered and the rate charged without time constraints and financial costs associated with the filing process.

Rate of return	Rates of return are calculated by dividing monthly net performance by the beginning net asset value of that month. One is then subtracted from the product and the result is multiplied by 100.

Return on average shareholders’ equity	Return on average shareholders’ equity is calculated by dividing net income by the average of the beginning and ending shareholders’ equity. Average shareholders’ equity is calculated as the average of the quarterly average shareholders’ equity balances.

ITEM 2.	PROPERTIES

We lease office space in Hamilton, Bermuda where our principal executive office is located. Additionally, we lease office space in the United States, Ireland, the United Kingdom and other jurisdictions sufficient for the operation of our insurance and reinsurance operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2011, see Note 19 of our audited consolidated financial statements.

ITEM 3.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiries.

Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second case was filed on October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this case charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. The two lawsuits were stayed for more than four years while the court addressed issues in related cases in which Alterra Bermuda was not a party. In October 2011, the District Court lifted the stay and allowed the two cases against Alterra Bermuda and other defendants to proceed. The plaintiffs in the two lawsuits are currently preparing amended complaints. We intend to continue to defend ourselves vigorously in these lawsuits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our audited consolidated financial statements as of December 31, 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

The principal market for the trading of our common shares is the Nasdaq Global Select Market under the symbol ALTE. The following table sets forth for the periods indicated the high and low reported sale price of our common shares on the Nasdaq Global Select Market.

	2011		2010
	High	Low	High	Low
First Quarter	$22.50	$20.35	$24.99	$21.24
Second Quarter	$23.62	$20.96	$23.63	$17.26
Third Quarter	$22.91	$17.33	$20.36	$17.02
Fourth Quarter	$23.97	$18.07	$22.04	$19.41

(B) Holders

As of January 31, 2012, the number of holders of record of our common shares was 101.

(C) Dividends

Alterra’s Board of Directors declared the following dividends during 2012, 2011 and 2010:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
November 2, 2010	$0.12	November 16, 2010	November 30, 2010
August 3, 2010	$0.12	August 17, 2010	August 31, 2010
May 20, 2010	$2.50	June 2, 2010	June 16, 2010
May 3, 2010	$0.10	May 24, 2010	June 4, 2010
February 9, 2010	$0.10	February 23, 2010	March 9, 2010

For information regarding our cash dividends per common share on an annual basis see “Item 6—Selected Financial Data.” Any determination to pay cash dividends is at the discretion of our Board of Directors and is dependent upon the results of operations and cash flows, the financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and other factors that our Board of Directors deems relevant.

Alterra’s ability to pay dividends depends on the ability of its subsidiaries to pay dividends to it. The payment of dividends and making of distributions by Bermuda legal entities are limited under Bermuda law. Alterra Bermuda is prohibited from declaring or paying dividends if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Furthermore, Alterra Bermuda is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus unless it files with the BMA an affidavit stating that it will continue to meet its solvency margin or minimum liquidity ratio. Alterra Bermuda must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. In addition, as a long-term insurer, Alterra Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund exceeds the liabilities of the its long-term business by the amount of the dividend and at least the prescribed minimum solvency margin.

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to securities authorized for issuance under our equity compensation plans is set forth under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(E) Performance Graph

Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from December 31, 2006 through December 31, 2011 against the Total Return Index for the S&P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on December 31, 2006 in the common shares of Alterra, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.

The performance reflected in the graph above is not necessarily indicative of future performance.

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(F) Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended December 31, 2011, we repurchased 2,367,032 shares for $53.1 million. As of February 23, 2012, the aggregate amount available for share repurchases was $225.5 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	862	$18.97	—	$157.5 million
November 1, 2011 to November 30, 2011	1,131,029	$22.18	1,127,100	$132.5 million
December 1, 2011 to December 31, 2011	1,235,141	$22.70	1,235,013	$104.4 million

Total October 1, 2011 to December 31, 2011 (1)(2)	2,367,032	$22.45	2,362,113	$104.4 million

(1)	On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchase of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on February 8, 2012 when our Board of Directors authorized an additional $150.0 million in repurchases.

(2)	During the three months ended December 31, 2011, the Company purchased 4,919 of its common shares in connection with its employee benefits plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Item 5—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2011	2010 (a)	2009	2008	2007
	(in millions of U.S. Dollars, except percentages and per share data)
Gross premiums written	$1,904.1	$1,410.7	$1,375.0	$1,254.3	$1,078.3
Net premiums earned	1,425.0	1,172.5	834.4	813.5	817.9
Net investment income	234.8	222.5	169.7	181.6	188.2
Net realized and unrealized gains (losses) on investments	(38.3)	16.9	81.8	(235.0)	183.8
Net income (loss)	65.3	302.3	246.2	(175.3)	303.2
Fixed maturities and cash	7,528.2	7,483.2	4,944.3	4,603.3	4,060.9
Other investments	286.5	378.1	318.1	753.7	1,061.7
Total assets	10,185.8	9,917.3	7,339.7	7,252.0	6,538.5
Property and casualty losses	4,216.5	3,906.1	3,178.1	2,938.2	2,333.9
Life and annuity benefits	1,190.7	1,275.6	1,372.5	1,367.0	1,203.5
Senior notes and bank loans	440.5	440.5	90.5	466.4	429.8
Shareholders’ equity	2,809.2	2,918.3	1,564.6	1,280.3	1,583.9
Book value per share	27.51	26.30	28.01	22.94	27.54
Diluted book value per share	26.91	25.99	27.36	22.46	25.59
Diluted earnings per share	0.61	3.17	4.26	(3.10)	4.75
Cash dividends per share	0.52	2.94	0.38	0.36	0.32
Return on average shareholders’ equity	2.3%	12.3%	17.6%	(12.3)%	20.4%

(a)	Includes the results of the former Harbor Point companies from May 12, 2010. Additional information about the Amalgamation with Harbor Point can be found in Note 5 to our audited consolidated financial statements included herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 and for the year ended December 31, 2010 compared to the year ended December 31, 2009, and also a discussion of our financial condition as of December 31, 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report on Form 10-K.

Key Performance Indicators

The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objectives are growth in book value per share, net operating income, combined ratio, return on average shareholders’ equity and net operating return on average shareholders’ equity. The table below shows the key performance indicators as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

	As of December 31, 2011	As of December 31, 2010
Book value per share (1)	$27.51	$26.30
Diluted book value per share (1)	$26.91	$25.99

	Year Ended December 31,
	2011	2010	2009
	(in millions of U.S. Dollars, except percentages)
Net operating income (2)	$96.6	$251.7	$208.9
Combined ratio (3)	98.2%	85.7%	88.1%
Return on average shareholders’ equity (4)	2.3%	12.3%	17.6%
Net operating return on average shareholders’ equity (2)(4)	3.4%	10.2%	14.9%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for property and casualty business.
(4)	Return on average shareholders’ equity and net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the average of the quarterly average shareholders’ equity balances for the year).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. During the year ended December 31, 2011, our book value per share on a basic and diluted basis increased by 4.6% and 3.5%, respectively. We also distributed $0.52 per share in cash to our shareholders, which provided tangible value to shareholders and reduced our excess capital. We believe that a comparison of book value per share and diluted book value per share from December 31, 2010 to December 31, 2011 should be adjusted for these distributions to fully reflect the return generated for shareholders. Adding back $0.52 per share to our December 31, 2011 diluted book value per share of $26.91 would result in $27.43 per share, an increase of 5.5% over December 31, 2010. The increase in diluted book value per share, as adjusted, was principally due to a combination of positive operating results, unrealized gains on our investment portfolio and share repurchases at a discount to diluted book value per share.

Property catastrophe losses resulting from natural disasters in Thailand in the fourth quarter, in the United States in the second and third quarters, and in Japan, New Zealand and Australia in the first quarter, had a significant effect on our results of operations for the year ended December 31, 2011. We incurred losses from these events of $253.4 million, net of reinsurance and reinstatement premiums, for the year ended December 31, 2011. These events are currently estimated to have caused industry losses exceeding $100.0 billion dollars; however, our strategy of diversified underwriting and a measured catastrophe risk appetite resulted in what we believe was a manageable level of property catastrophe losses and limited the capital impact to 8.7% of our shareholders’ equity as of December 31, 2010.

We seek to manage and monitor our exposure so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1 in 250 year event. As of December 31, 2011, our aggregate exposure was below this target. We continue to monitor the pricing environment and believe we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change over the course of 2012.

Despite the incurred losses from catastrophe events, our net operating income was $96.6 million for the year ended December 31, 2011, with a combined ratio of 98.2%. The catastrophe losses principally affected our reinsurance and Alterra at Lloyd’s segments. Our reinsurance segment still reported positive underwriting income for the year ended December 31, 2011. Net favorable development on prior year loss reserves was $153.3 million for the year ended December 31, 2011, reducing the combined ratio by 10.8 percentage points. The net favorable development was principally in our insurance and reinsurance segments.

We continued to actively manage our capital during the year by taking advantage of select opportunities to purchase our common shares in the market. We spent $223.3 million to repurchase 10.3 million shares during the year at an average price of $21.67 per share, a 16.6% discount to our December 31, 2010 diluted book value per share. As of December 31, 2011, our remaining share repurchase authorization was $104.4 million. Subsequently, on February 8, 2012, our board of directors increased our share repurchase authorization by $150.0 million. We expect to continue to consider share repurchases as an effective tool to manage capital in a soft cycle and to increase book value per share for our shareholders.

We target a long-term net operating ROE of the risk free rate plus 10% over the cycle. For the year ended December 31, 2011, our net operating ROE and return on average shareholders’ equity fell short of our target primarily due to the significant property catastrophe event losses in the year and historically low fixed income investment yields.

The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe that the industry has been in a period of excess underwriting capacity, and while 2011’s property catastrophe events likely eroded some of that capacity, there was not sufficient pressure on the industry to improve pricing in 2011. The industry is also operating in a low interest rate environment, which makes it more difficult to generate significant investment income growth. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity.

Although there remains uncertainty regarding the timing, location and scale of a favorable turn in the market, we believe that the industry is showing signs of improvement for 2012. However, we intend to maintain our underwriting discipline while actively managing our expenses. We expect our gross written premiums for the year ending December 31, 2012 to be consistent with the year ended December 31, 2011, and we expect to write more premiums in our short-tail lines of business than our long-tail casualty lines of business.

Drivers of Profitability

Revenues

We derive operating revenues from premiums from our insurance and reinsurance businesses. Additionally, we recognize returns from our investment portfolios.

Insurance and reinsurance premiums are a function of the amount and type of contracts written as well as prevailing market prices and conditions. Property and casualty premiums are earned over the terms of the underlying coverage. Life and annuity reinsurance premiums are generally earned when the premium is due from policyholders. Each of our insurance and reinsurance contracts contain different pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts, data received from clients and from premium audits. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters and finance staff, we increase or decrease premium estimates as updated information from our clients is received.

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and duration of our fixed maturities portfolio. Our net realized and unrealized gains or losses on investments includes realized gains and losses on our fixed maturity securities and changes in fair value of our trading securities and other investments. We recognize the realized gains and losses at the time of sale, and they, along with the changes in fair value of our trading securities, reflect the results of changing market values and conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. The change in fair value of other investments is principally a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies and general economic and investment market conditions.

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

General and administrative expenses are principally employee salaries, incentive compensation and related personnel costs, office rent, amortization of leasehold improvements, information technology expenditures and other operating costs. These costs generally do not vary with the amount of premiums written.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We believe that the following accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for property and casualty losses

The liability for property and casualty losses is the largest and most complex estimate in our consolidated balance sheet. The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. The reserves are estimated on an undiscounted basis. We utilize a variety of standard actuarial methods to estimate our reserves. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. We review our estimate of reserves on a quarterly basis and consider all significant facts and circumstances then known. Newly reported loss information from clients or insureds is the principal contributor to adjustments to our loss reserve estimates. These adjustments are recognized in the period in which they are determined, and therefore can impact that period’s results either favorably (when reserve estimates established in prior periods prove to be redundant) or adversely (when reserve estimates established in prior periods prove to be deficient).

We categorize our loss reserves into two types: case reserves and incurred but not reported reserves, or IBNR.

The table below shows our reserves as of December 31, 2011 and 2010 by type and by segment.

	As of December 31, 2011			As of December 31, 2010
	Case	IBNR	Total	Case	IBNR	Total
In millions of U.S. Dollars
Insurance
Casualty	$316.7	$870.4	$1,187.1	$279.9	$914.5	$1,194.4
Property	104.6	43.7	148.3	70.5	70.8	141.3

	421.3	914.1	1,335.4	350.4	985.3	1,335.7

Reinsurance
Casualty	523.8	1,132.7	1,656.5	481.3	1,216.3	1,697.6
Property	255.4	193.4	448.8	165.9	177.5	343.4

	779.2	1,326.1	2,105.3	647.2	1,393.8	2,041.0

U.S. Specialty
Casualty	56.7	124.6	181.3	39.1	97.0	136.1

Property	70.1	56.1	126.2	26.1	69.8	95.9

	126.8	180.7	307.5	65.2	166.8	232.0

Alterra at Lloyd’s
Casualty	43.2	169.6	212.8	87.3	122.0	209.3
Property	120.8	134.8	255.6	26.7	61.4	88.1

	164.0	304.4	468.4	114.0	183.4	297.4

Total	$1,491.3	$2,725.3	$4,216.6	$1,176.8	$2,729.3	$3,906.1

Casualty	$940.4	$2,297.3	$3,237.7	$887.6	$2,349.8	$3,237.4
Property	550.9	428.0	978.9	289.2	379.5	668.7

Total	$1,491.3	$2,725.3	$4,216.6	$1,176.8	$2,729.3	$3,906.1

Case Reserves. Case reserves are established for individual claims that have been reported to us or, in the case of reinsurance, have been reported by our cedants.

For our insurance operations, we are generally notified of insured losses by our insureds and/or their brokers. Based on this information, we establish case reserves by estimating the expected ultimate losses from the claim (including any administrative costs associated with settling the claim). Our claims personnel use their knowledge of the specific claim along with internal and external experts, including underwriters, actuaries and legal counsel, to estimate the expected ultimate losses.

For our reinsurance operations, case reserves are generally established based on reports received from ceding companies and/or their brokers. For excess of loss contracts, we are typically notified of insurance losses on specific contracts and record a case reserve for the estimated expected ultimate losses from the claim. For proportional contracts, we typically receive aggregated claims information and record a case reserve based on that information. As with insurance business, we evaluate this information and estimate the expected ultimate losses.

IBNR. IBNR reserves are reserves that are statistically estimated for losses that have occurred but not yet been reported to us. Consistent with industry practice, we utilize a variety of standard actuarial methods together with management judgment to estimate IBNR. The loss reserve selection from these methods is based on the loss development characteristics of the specific line of business and contracts, which take into consideration coverage terms, type of business, maturity of loss data, reported claims and paid claims. We do not necessarily utilize the same actuarial method or group of actuarial methods for all contracts within a line of business or segment as variations between contracts result in a number of different methods or groups of methods being appropriate.

There is normally a time lag between when a loss event occurs and when it is actually reported to us. These actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is also often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. As a result, reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts due to the reliance on insurers to report their claims to us. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the problems caused by reporting lags. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data.

The principal actuarial methods we use to perform our quarterly loss reserve analysis may include one or more of the following methods:

Initial Expected Loss Ratio Method. To estimate ultimate losses under the expected loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected utilizing industry data, historical client data, frequency-severity and rate level forecasts and professional judgment. This method is often useful when there is limited historical data due to few losses being incurred.

Paid Loss Development Method. This method estimates ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a rate consistent with the historical rate of payment. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many lines of business, claim payments are made slowly and it may take many years for claims to be fully reported and settled.

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

Bornhuetter-Ferguson Paid and Reported Loss Methods. These methods are a weighted average of the initial expected loss ratio and the relevant development factor method. The weighting between the two methods depends on the maturity of the business. This means that for the more recent years a greater weight is placed on the initial expected loss ratio, while for the more mature years a greater weight is placed on the development factor methods. These methods avoid some of the distortions that could result from a large development factor being applied to a small base of paid or reported losses to calculate ultimate losses. This method will react slowly if actual paid or reported loss experience develops differently than historical paid or reported loss experience because of major changes in rate levels, retentions or deductibles, the forms and conditions of coverage, the types of risks covered or a variety of other factors.

Outstanding to IBNR Ratio Method. This method is used in selected cases typically for very mature years that still have open claims. This method assumes that the estimated future loss development is indicated by the current level of case reserves.

Frequency-Severity Method. This method is based on assumptions about the number of claims that will impact a contract and the average ultimate size of those claims. On excess of loss contracts, reported claims in lower layers provide insight to the expected number of claims that will likely impact the upper layers.

The selection of appropriate actuarial methods to establish reserves may change over time as the underlying loss information becomes more seasoned. Our actuarial projections are based upon an assessment of known facts and circumstances, historical data, estimates of future trends in claims severity and frequency, changes in social attitudes, political and economic conditions, including the effects of inflation, and judicial theories of liability factors, including the actions of third parties, which are beyond our control.

We rely on data reported by clients when calculating reserves. The quality of the data varies from client to client. Our actuarial and claims management teams periodically analyze our clients’ loss data to ascertain its quality and credibility. This process may involve comparisons with submission data and industry loss data, claims audits and inquiries about the methods of establishing case reserves associated with large industry events.

Our reserving methodologies use a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodologies are reasonable, we cannot be certain that our ultimate payments will not vary, potentially materially, from the estimates we have made.

We believe that the provision for outstanding losses and benefits is adequate to cover the ultimate net cost of losses incurred to the balance sheet date, but the provision is necessarily an estimate and could potentially be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined. See Item 1A—Risk Factors—Our losses and loss adjustment expenses and benefits may exceed our loss and benefit reserves, which could significantly increase our liabilities and reduce our net income and could have a significant and negative effect on our financial condition and results of operations.

Our development of prior period loss reserves, net of reinsurance, has been less than 6.0% in each of the three years ending December 31, 2011, 2010 and 2009 and an average of 3.9% over the past ten years. Based on this experience, we currently believe that it is reasonably likely that net loss reserves could change 4.0% from currently reported amounts. This change could be higher or lower depending on client reported data and changes in our assessment of known facts and circumstances. As of December 31, 2011, a 4.0% change in net loss reserves would impact our net income and shareholders’ equity by $127.3 million.

The uncertainty and degree of judgment used in our estimate of loss reserves varies depending on the nature of the contract and the line of business. For the purposes of the following discussion, we consider the losses for the following lines of business to be included within property losses: agriculture, aviation, marine & energy, property and other. We consider losses for the accident & health, auto, credit, excess liability, financial institutions, general casualty, international casualty, medical malpractice, professional liability, surety, whole account and workers compensation lines of business to be classified as casualty losses.

Casualty losses are generally long-tailed, which means that there can be a significant delay between the occurrence of a loss and the time it is settled by the insurer. These losses are also more susceptible to litigation and can be significantly affected by changing contract interpretations and a changing legal environment. In addition, the casualty business generally has a longer reporting lag and payment pattern than property business. Due to these factors, the estimation of loss reserves for casualty business generally involves a higher degree of judgment than for short-tailed business.

Property losses are generally short-tailed and are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our estimates for losses resulting from catastrophic events are based upon a combination of internal and external catastrophe models, as well as client- and location-specific assessments and reports, where available. These estimates are developed immediately after the loss event, and the loss estimates are subsequently refined based on broker advices and client notifications.

Losses and benefits recoverable from reinsurers

We reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to a counterparty reinsurer or retrocessionaire all or part of the risk we have assumed. This purchase of reinsurance does not legally discharge our liability with respect to the obligations that we have insured or reinsured.

The determination of the amount of losses and benefits recoverable from reinsurers requires an estimate of the amount of loss reserves to be ceded to our reinsurers. This consists of recoverable amounts related to both our case and IBNR reserves. The reinsurance recoveries are estimated on a contract by contract basis by applying the terms of any applicable reinsurance coverage to our reserve estimates.

We evaluate and monitor the financial strength of each of our counterparties. Some reinsurance and retrocessional agreements give us the right to receive additional collateral or to terminate the agreement in the event of deterioration in the financial strength of the counterparty.

As of December 31, 2011, 85.9% of our losses recoverable were with reinsurers rated “A” or above by A.M. Best and 8.4% were rated “A-”. The remaining 5.7% were with “NR-not rated” reinsurers. Grand Central Re Limited, or Grand Central Re, a Bermuda domiciled reinsurance company in which we have a 7.5% equity investment, is our largest “NR-not rated” retrocessionaire and accounted for 3.3% of our losses recoverable as of December 31, 2011. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 214.1% of its loss recoverable obligations. Of the remaining amount with “NR-not rated” retrocessionaires, we retain collateral equal to 84.0% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of December 31, 2011, 95.6% of our losses and benefits recoverable were not due for payment.

Disputes

In connection with our ongoing analysis of our loss reserves, we review loss notifications and reports received from our clients to confirm that submitted claims are covered under the contract terms. Disputes with clients arise in the ordinary course of business due to coverage issues such as classes of business covered and interpretation of contract wording. We typically resolve any disputes through negotiations that could vary from a simple exchange of email correspondence to arbitration with a panel of experts. Our contracts generally provide for dispute resolution through arbitration. We are not currently involved in any coverage disputes that we believe would, individually or in the aggregate, have a material adverse effect upon our business or results of operations.

Property and casualty loss reserve development

The following table presents the development of balance sheet property and casualty loss reserves calculated in accordance with U.S. GAAP, as of December 31, 2002 through December 31, 2011. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year.

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

In thousands of U.S. Dollars	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(1)					(3)	(4)(5)		(6)
Gross reserve for property and casualty losses	$617,404	$991,687	$1,455,099	$2,006,032	$2,335,109	$2,333,877	$2,938,171	$3,178,094	$3,906,134	$4,216,538
Reinsurance recoverable (2)	(80,407)	(163,348)	(293,512)	(409,229)	(496,173)	(537,864)	(810,113)	(964,818)	(921,032)	(1,035,004)
Reserve for property and casualty losses originally stated, net of reinsurance	536,997	828,339	1,161,587	1,596,803	1,838,936	1,796,013	2,128,058	2,213,276	2,985,102	3,181,534
Cumulative net paid losses,
1 year later	106,706	119,269	217,637	169,008	361,702	184,223	368,539	574,725	576,018
2 years later	165,539	257,182	321,533	501,837	504,462	385,859	828,767	937,445	—
3 years later	244,578	333,238	545,653	608,195	658,719	772,828	1,130,600	—	—
4 years later	309,183	502,167	611,463	731,446	1,015,269	1,000,865	—	—	—
5 years later	420,454	553,107	693,893	1,069,689	1,192,441	—	—	—	—
6 years later	458,930	597,605	980,718	1,206,724	—	—	—	—	—
7 years later	484,443	807,621	1,081,952	—	—	—	—	—	—
8 years later	577,227	870,980	—	—	—	—	—	—	—

9 years later	614,752	—	—	—	—	—	—	—	—
Reserves re-estimated as of
1 year later	554,795	826,799	1,296,558	1,585,834	1,774,591	1,689,054	2,040,403	2,102,672	2,844,832
2 years later	563,469	975,441	1,277,712	1,533,584	1,679,434	1,628,832	1,986,002	1,995,973	—
3 years later	666,781	977,590	1,229,303	1,475,583	1,628,019	1,573,336	1,896,907	—	—
4 years later	676,365	945,186	1,205,584	1,433,523	1,563,724	1,497,278	—	—	—
5 years later	655,532	932,423	1,184,617	1,380,775	1,486,714	—	—	—	—
6 years later	652,881	924,962	1,158,483	1,337,031	—	—	—	—	—
7 years later	653,148	916,677	1,151,436	—	—	—	—	—	—
8 years later	641,828	912,932	—	—	—	—	—	—	—
9 years later	634,817	—	—	—	—	—	—	—	—
Net cumulative (deficiency) redundancy	(97,820)	(84,593)	10,151	259,772	352,222	298,735	231,151	217,303	140,270
Gross cumulative (deficiency) redundancy	(115,899)	(98,842)	33,232	356,272	474,223	416,457	316,499	289,419	160,550

(1)	Adjusted for reclassification of a contract to a deposit liability.
(2)	The difference between the reinsurance recoverable included above and that reflected in the reconciliation of losses and loss adjustment expenses in Note 7 to the consolidated financial statements relates to net deferred charges on retroactive reinsurance.
(3)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra E&S, which we acquired in April 2007.
(4)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra America, which we acquired in June 2008.
(5)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra Capital UK, which we acquired in November 2008.
(6)	Gross and net reserve for property and casualty losses includes, for the first time, Harbor Point, which we acquired in May 2010.

During 2011, our re-estimated balance sheet reserves for 2002 and each subsequent balance sheet decreased as a result of net favorable development on a large number of contracts from varied underwriting years and lines of business. The more significant development included:

•

Net favorable development for the insurance segment of $66.9 million of which $21.0 million was recognized on general casualty and $15.7 million on professional liability lines of business, primarily on the 2005 and 2006 years, and $30.2 million on the short tail property and aviation lines of business from the 2010 and 2009 years;

•

Net favorable development for the reinsurance segment of $80.6 million, excluding the development associated with changes in reinsurance premium estimates described below. We recorded net favorable development on long tail lines of business, including $11.6 million from workers’ compensation primarily on the 2001 year, $8.2 million on professional liability primarily on 2009 and prior years offset by unfavorable development of $7.9 million on medical malpractice primarily on 2010 and 2009 years. We recorded net favorable development on short tail lines of business, including $27.1 million on property primarily on 2010 and prior years and $11.2 million on aviation primarily on the 2008 and 2007 years;

•	Net favorable development for our Alterra at Lloyd’s segment of $17.3 million, principally recognized on the financial institutions and property lines of business;

•

Net unfavorable development for our U.S. specialty segment of $11.5 million, including $6.7 million and $4.2 million of net unfavorable development on the general casualty and property lines of business, respectively, relating to our contract binding business, the renewal rights for which we sold during the year;

•

Net unfavorable development of $14.3 million arising from increases in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as we receive additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The unfavorable development was partially offset by an increase in earned premium net of acquisition costs of $12.9 million; and

•	Net favorable development of $1.2 million arising from decreases in premium estimates in our insurance segment.

Our balance sheet reserves for 2002 and each subsequent balance sheet date through 2004 in the above tables shows the effects of the development on two specific contracts recorded in 2005. The development on these two contracts in the years subsequent to 2004 has not been significant. The first contract increased 2002 reserves by $50.2 million, with the recording of such increased losses triggering additional premiums and interest on additional premiums of $49.3 million, which are not reflected in the table above. The second contract increased 2002 reserves by $49.6 million, 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $129.7 million. The adverse development triggered additional premiums and interest on such additional premiums of $105.3 million, which are not reflected in the table above.

Changes in loss estimates principally arise from changes in underlying reported, incurred and paid claims data on contracts. Other assumptions used in our process, such as inflation, change infrequently in the reserving process and we do not perform a sensitivity analysis of changes in these assumptions. Given the variety of assumptions and judgments involved in establishing reserves for losses and benefits, we have not designed and maintained a system to capture and quantify the financial impact of changes in each of our underlying individual assumptions and judgments.

For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2011, 2010 and 2009, refer to Note 7 of our audited consolidated financial statements included herein.

Life and annuity benefit reserve process

Our life and annuity reinsurance benefit and claim reserves are compiled by our actuaries on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. We establish and review our life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. We establish and maintain our life and annuity reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable.

Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the reinsurance contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are un-locked if they result in a material reserve change. We establish these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. We determine whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and an additional life and annuity benefit reserve is recognized at that time.

There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2011, 2010 and 2009.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

Valuation of Investments

We invest in a trading portfolio of fixed maturities securities, an available for sale portfolio of fixed maturities securities and a held to maturity portfolio of fixed maturities securities. We record the trading and available for sale portfolios at fair value on our balance sheet. For our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net income. For our available for sale portfolio, the unrealized gain or loss (absent credit losses) is recorded in accumulated other comprehensive income in the shareholders’ equity section of our consolidated balance sheet.

In an effort to match the expected cash flow requirements of our long term liabilities, we invest a portion of our fixed maturity investments in long duration securities. Because we intend to hold a number of these long duration securities to maturity, we classify those securities as held to maturity in our consolidated balance sheet and record these securities at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

Our other investments comprise our investments in hedge funds, investments in structured deposits and various derivative instruments, all of which are recorded at fair value. Other investments also include private equity investments in which we have significant influence and are accounted for under the equity method.

We measure fair value in accordance with Accounting Standards Codification, or ASC, 820, Fair Value Measurements. The guidance dictates a framework for measuring fair value and a fair value hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Any other-than-temporary impairment, or OTTI, related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either we have the intent to sell the fixed maturity security or it is more likely than not that we will be required to sell the fixed maturity security before its anticipated recovery, then the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI loss on fixed maturity securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the net impairment loss recognized in earnings.

We recognized other than temporary impairment charges through earnings of $2.9 million, $2.6 million and $3.1 during the years ended December 31, 2011, 2010 and 2009, respectively.

Fair value prices for all securities in our fixed maturities portfolio are independently provided by our investment custodians, investment accounting service provider and/or our investment managers, which each utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian or the investment accounting service provider after an internal validation process. Our validation process includes, but is not limited to: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value; and (iv) comparing the price to our knowledge of the current investment market.

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

Other Investments

Our hedge fund portfolio comprises a portfolio of limited partnership and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net realized and unrealized gains on investments and recognized in net income. The units of account that we fair value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda. Based upon information provided by the fund managers, as of December 31, 2011, we estimate that over 72% of the underlying assets in the funds are publicly traded securities or have broker quotes available.

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

As of December 31, 2011, certain of our funds had either imposed a gate on redemptions or segregated a portion of the underlying assets into a side-pocket (whereby the funds are assigned to a separate memorandum capital account or designated account). A gate refers to funds which provide for periodic redemptions, however, in accordance with the funds’ governing documents, a fund with a gate has the ability to deny or delay a redemption request. Based on the review process applied by management on such funds, a reduction of $2.5 million was made to the net asset value reported by one fund manager as of December 31, 2011 (2010—$3.2 million) to adjust the carrying value of the fund to our best estimate of fair value.

Additional information about the fair values of our hedge fund portfolio can be found in Note 4 to our audited consolidated financial statements included herein.

Our structured deposit has a fair value that is based on a publicly quoted index. Our derivatives holdings comprise convertible bond equity call options, interest rate linked derivative instruments, credit derivatives and foreign currency forward contracts. The fair value of the equity call options is determined using an Option Adjusted Spread model, the significant inputs for which include equity prices, interest rates and benchmark yields. The other derivative instruments trade in the over-the-counter derivative market, or are priced based on broker/dealer quotes or quoted market prices for similar securities. Fair values of our catastrophe bonds are based on dealer quotes and, if available, trade prices.

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

Premium recognition

We follow ASC, 944 – Financial Services – Insurance in determining the accounting for our insurance and reinsurance products. Assessing whether or not the contracts we write meet the conditions for risk transfer requires judgment. The determination of risk transfer is based, in part, on the use of actuarial and pricing models and assumptions.

Insurance premium recognition

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

Reinsurance premium recognition

Our reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from ceding clients and brokers. For excess of loss contracts, the amount of minimum and/or deposit premium is usually contractually documented at inception, and variances between this premium and final premium are generally small. An adjustment is made to the minimum and/or deposit premium, when notified, if there are changes in underlying exposures insured. For quota share or proportional reinsurance contracts, gross premiums written are normally estimated at inception based on information provided by cedants and/or brokers. We generally record such premiums using the client’s initial estimates, and then adjust them as more current information becomes available, with such adjustments recorded as premiums written in the period they are determined. We believe that the ceding clients’ estimate of the volume of business they expect to cede to us usually represents the best estimate of gross premium written at the beginning of the contract. As the contract progresses, we monitor actual premium received in conjunction with correspondence from the ceding client in order to refine our estimate. Variances from original premium estimates are normally greater for quota share contracts than excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. The pre-tax impact to net income may be mitigated by related acquisition costs and losses.

During the years ended December 31, 2011, 2010 and 2009, we wrote the following amounts of reinsurance premiums on a quota share or proportional basis and excess of loss basis:

In millions of U.S. Dollars	2011	2010	2009
Quota share/proportional	$538.7	$256.1	$258.4
Excess of loss	534.1	385.0	313.3

Total	$1,072.8	$641.1	$571.7

The net adjustments to gross premiums written as a result of changes in premium estimates were an increase of $37.3 million, for the year ended December 31, 2011 and decreases of $24.8 million and $10.9 million, for the years ended December 31, 2010 and 2009, respectively. Such adjustments are generally the result of changing market conditions experienced by our clients.

Additional premiums

Certain reinsurance contracts that we write are retrospectively rated and we are entitled to additional premium should losses exceed pre-determined, contractual thresholds. These additional premiums are based upon contractual terms and management judgment is involved with respect to the estimated amount of losses that we expect to be ceded to us. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the remaining coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Additional premiums assumed and ceded, related net losses and the net impact on operating results for the years ended December 31, 2011, 2010 and 2009 are as follows:

In million of U.S. Dollars	2011	2010	2009
(Decrease) increase in gross premiums written	$(0.3)	$(6.0)	$10.0
Decrease (increase) in premiums ceded	—	0.9	(1.5)
Decrease in net losses	7.4	10.8	—

Increase in income before tax	$7.1	$5.7	$8.5

For each of the years ended December 31, 2011, 2010 and 2009, additional premiums relate to contracts where the coverage period had expired. Therefore, these additional premiums, representing revisions to our initial estimate of ultimate premiums as a result of changes in the estimate of loss reserves, were fully earned since the exposure period had ended. As of December 31, 2011, the majority of retrospectively rated contracts have been settled and, therefore, we expect such adjustments to have an immaterial impact on future periods.

Reinstatement premiums

Certain contracts we write, particularly property catastrophe reinsurance contracts, provide for reinstatements of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured. The purpose of optional and required reinstatements is to permit the insured / reinsured to reinstate the insurance coverage at a pre-determined price level once a loss event has penetrated the insured layer. In addition, required reinstatement premiums permit the insurer / reinsurer to obtain additional premiums to cover the additional loss limits provided.

We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro-rata basis over the coverage period. Reinstatement premiums assumed and ceded for the year ended December 31, 2011 were $36.9 million and $6.3 million, respectively. Reinstatement premiums assumed and ceded were not material for the years ended December 31, 2010 and 2009.

Premiums receivable

For quota share, or proportional, contracts, we are entitled to receive premium as the ceding client collects the premium under contractual reporting and payment terms, which are usually quarterly. Premiums are usually collected over a two year period on our quota share or proportional contracts. For excess of loss contracts, premium is generally paid in contractually stipulated installments with payment terms ranging from payment at the inception of the contract to four quarterly payments. As a result of recognizing the estimated gross premium written at the inception of the policy and collecting that premium over an extended period, we include a premium receivable asset on our balance sheet. We actively monitor our premium receivable asset to consider whether we need an allowance for doubtful accounts. As part of this process, we consider the credit quality of our cedants and monitor premium receipts versus expectations. We also seek to include a right of offset in the contract terms. Since commencing our operations, premiums receivable written off have not been material and, currently, no material premiums receivable are significantly beyond their due dates or in dispute.

Results of Operations

We monitor the performance of our underwriting operations in five segments:

•

Insurance—We offer property and casualty excess of loss insurance from our offices in Bermuda, Dublin and the United States primarily to Fortune 1000 companies. Principal lines of business are aviation, excess liability, professional lines and property.

•

Reinsurance—We offer property and casualty quota share and excess of loss reinsurance from our Bermuda, Bogota, Buenos Aires, Dublin, London and United States offices to insurance companies worldwide. Principal lines of business are agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

•

U.S. specialty—We offer property and casualty insurance coverage from offices in the United States primarily to small- to medium- sized companies. Principal lines of business are general liability, marine, professional liability and property.

•

Alterra at Lloyd’s—We offer property and casualty quota share and excess of loss insurance and reinsurance from our London, Dublin and Zurich offices, primarily to medium- to large- sized international clients. We also provide reinsurance to clients in Latin America, operating locally in Rio de Janeiro, using Lloyd’s admitted status. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, marine, professional liability, property and surety.

•

Life and annuity reinsurance—We previously offered reinsurance products focusing on blocks of life and annuity business, which took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. We have decided not to write any new life and annuity contracts for the foreseeable future.

We also have a corporate function that includes our investment and financing activities and all other items not allocated to the segments, including interest expense and corporate general and administrative expenses.

We manage our invested assets on an aggregated basis, and do not allocate investment income and realized and unrealized gains on investments to the property and casualty segments. Because of the longer duration of liabilities on life and annuity reinsurance business, investment returns are important in evaluating the profitability of this segment; accordingly, we allocate investment returns from the consolidated portfolio to this segment. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

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

Effective January 1, 2011, we redefined two of our operating and reporting segments based on changes to our internal reporting structure. Insurance business written by Alterra Insurance USA, which was previously reported within the U.S. specialty segment, has been reclassified to the insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is our principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect this reclassification.

Net investment income and net realized and unrealized gains (losses) on investments are discussed within the investing activities section of this report and not within the segment sections of this report. See “Investing Activities.”

Consolidated Results of Operations - For the years ended December 31, 2011, 2010 and 2009

The following is a discussion and analysis of our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009, which are summarized below:

	2011	% change	2010	% change	2009
	(In millions of U.S. Dollars)
Gross premiums written	$1,904.1	35.0%	$1,410.7	2.6%	$1,375.0
Reinsurance premiums ceded	(472.1)	27.2%	(371.1)	(22.8)%	(480.5)

Net premiums written	$1,432.0	37.7%	$1,039.6	16.2%	$894.5

Net premiums earned	$1,425.0	21.5%	$1,172.5	40.5%	$834.4
Net investment income	234.8	5.6%	222.4	31.1%	169.7
Net realized and unrealized (losses) gains on investments	(38.3)	(326.6)%	16.9	(79.3)%	81.8
Net impairment losses recognized in earnings	(2.9)	11.5%	(2.6)	(16.1)%	(3.1)
Other income	5.3	10.4%	4.8	60.0%	3.0

Total revenues	1,623.9	14.8%	1,414.0	30.2%	1,085.8

Net losses and loss expenses	945.6	44.4%	654.8	32.7%	493.6
Claims and policy benefits	59.4	(8.9)%	65.2	(35.5)%	101.1
Acquisition costs	261.1	39.3%	187.5	93.5%	96.9
Interest expense	43.7	54.4%	28.3	32.9%	21.3
Net foreign exchange losses (gains)	1.3	N/A	(0.1)	(98.3)%	(5.8)
Merger and acquisition expenses	—	(100.0)%	(48.8)	54.9%	(31.5)
General and administrative expenses	257.0	16.5%	220.6	43.2%	154.0

Total losses and expenses	1,568.1	41.6%	1,107.5	33.5%	829.6

Income before taxes	55.8	(81.8)%	306.5	19.6%	256.2

Income tax (benefit) expense	(9.5)	(326.2)%	4.2	(58.0)%	10.0

Net income	$65.3	(78.4)%	$302.3	22.8%	$246.2

Loss ratio (a)	66.5%		56.1%		62.4%
Acquisition cost ratio (b)	18.3%		16.0%		12.1%
General and administrative expense ratio (c)	13.4%		13.6%		13.6%
Combined ratio (d)	98.2%		85.7%		88.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.

Premiums. Gross premiums written for the year ended December 31, 2011 increased by 35.0% compared to the prior year. The principal reason for the increase was the additional reinsurance premiums written as a result of the Amalgamation, which were not included in the comparative period prior to May 12, 2010. In addition, favorable market conditions in the property and auto lines of business in the reinsurance segment resulted in increased premiums written in these lines. We also continued to expand our product offerings in Alterra at Lloyd’s and our operations in Latin America generated increased levels of premiums written in the year ended December 31, 2011. Our insurance and U.S specialty segments also had modest growth in premiums written during the year primarily due to pricing increases and new business in certain lines of business as well as increased product offerings.

The growth in gross premiums written for the year ended December 31, 2011 was primarily in short-tail lines of business resulting in a change in mix of gross premiums written from 50.7% short-tail lines and 49.3% long-tail lines for the year ended December 31, 2010 to 56.4% short-tail lines and 43.6% long-tail lines.

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

The decrease in our life and annuity segment was principally due to no new contracts being written in this segment during the years ended December 31, 2011 and 2010, compared to one contract written in the year ended December 31, 2009. We made the decision in 2010 not to write any new life and annuity contracts for the foreseeable future.

A discussion of pro forma reinsurance segment results including Harbor Point in the 2010 and 2009 comparative figures is in the section entitled Reinsurance Segment on a pro forma basis. On a pro forma basis, gross premiums written and net premiums earned for the years ended December 31, 2010 and 2009 would have been as follows:

	2011	% change	2010 (1)	% change	2009 (1)
	(In millions of U.S. Dollars)
Gross premiums written	$1,904.1	6.1%	$1,794.1	(7.8)%	$1,946.4
Net premiums earned	$1,425.0	2.4%	$1,391.4	0.6%	$1,382.8

(1)	The above pro forma financial information for the years ended December 31, 2010 and 2009 is provided for informational purposes only and presents a summary of the combined gross premiums written and net premiums earned of the Company and the former Harbor Point companies assuming the Amalgamation occurred on January 1, 2010 and January 1, 2009, respectively.

On a pro forma comparative basis, gross premiums written for the year ended December 31, 2011 would have increased by 6.1%. The increase would have been principally due to growth in our Alterra at Lloyd’s segment resulting from expansion of our platform, partially offset by decreases in several lines of business in our reinsurance segment due to challenging market conditions and increased competition.

On a pro forma basis, the gross premiums written for the year ended December 31, 2010 would have decreased by 7.8%. This decrease would have principally been driven by lower premium volumes in our insurance and reinsurance segments, along with a decrease in our life and annuity reinsurance segment.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 24.8% compared to 26.3% for the year ended December 31, 2010. The decrease in the percentage of reinsurance premiums ceded compared to the prior year was principally due to the Amalgamation and the reduction in the amount of business ceded by our reinsurance segment. This was partially offset due to the 100% retrocession of the business written through our contracted general agent distribution channel (our “contract binding” business) in our U.S. specialty segment starting from August 1, 2011 (see section entitled U.S. Specialty), along with the impact of additional ceded reinstatement premiums in our Alterra at Lloyd’s segment. We continually monitor our need for reinsurance based on aggregate risk exposures.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 26.3% compared to 34.9% for the year ended December 31, 2009. The decrease was principally due to the inclusion of the former Harbor Point business from May 12, 2010 at a lower ratio of ceded to written premiums, and the cancellation of a significant property quota share treaty in our U.S. specialty segment. The cancellation of the property quota share treaty in our U.S. specialty segment reduced reinsurance premiums ceded by $20.6 million.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the year ended December 31, 2011 compared to the prior year was principally due to the incremental earnings as a result of the Amalgamation. In addition, organic growth in our Alterra at Lloyd’s segment contributed to the increase in net premiums earned. The increase in net premiums earned for the year ended December 31, 2010 compared to the year ended December 31, 2009 was principally due to the incremental earnings as a result of the Amalgamation.

Net investment income. Net investment income for the year ended December 31, 2011 increased by 5.6% compared to the prior year. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, with some additional benefit from shifting cash into higher yielding fixed maturity securities. Our average investment yield was 3.09% for the year ended December 31, 2011 compared to 3.39% and 3.56% for the years ended December 31, 2010 and 2009, respectively. The yields available in the current fixed maturity market generally are lower than the average yield on our existing portfolio. Due to the anticipated continuing low-yield market environment, we expect continued downwards pressure on our investment yield.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. For the year ended December 31, 2011, the principal component of the net loss was a $25.0 million loss on a catastrophe bond with exposure to the Japan earthquake and tsunami, compared to an increase in fair value of catastrophe bonds of $0.4 million in the prior year period. The year ended December 31, 2011 also included a decrease in fair value of our hedge funds of $11.8 million compared to an increase of $14.3 million in the prior year period, and a decrease in fair value of derivatives of $13.6 million compared to a decrease of $12.0 million in the prior year period.

The principal components of the decrease in net realized and unrealized gains and losses on investments from the 2009 year to the 2010 year were hedge fund and derivative returns. The increase in fair value of hedge funds for the year ended December 31, 2010 was $14.3 million compared to an increase of $75.8 million for the year ended December 31, 2009. Also contributing to the decrease year-over-year was a $10.4 million loss on an interest rate forward transaction entered into in the second quarter of 2010 in contemplation of a possible long term debt issuance.

Other income. During the year ended December 31, 2011, Alterra E&S sold the renewal rights to our contract binding business. We recognized a net gain on sale of $0.8 million, which included the derecognition of goodwill of $1.0 million. Commencing August 1, 2011, until the earlier of the date the purchaser or Alterra E&S elects and February 1, 2013, the contract binding business will be written by Alterra E&S and we will cede 100% of the premiums and losses to the purchaser. Under the terms of the sale, we are entitled to additional contingent consideration should gross premiums written by the contract binding business exceed a specified threshold while the quota share reinsurance agreement is still in effect. Also included in other income in the year ended December 31, 2011 are fees earned for the management of New Point Re IV.

Net losses and loss expenses. The loss ratio increased by 10.4 percentage points for the year ended December 31, 2011 compared to the year ended December 31, 2010. Significant items impacting the 2011 loss ratio were:

•

Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, for the year ended December 31, 2011 of $153.3 million compared to $105.5 million for the year ended December 31, 2010;

•

Net favorable loss development for the year ended December 31, 2011 was principally the result of net favorable development in our property, workers compensation, general casualty, professional liability, aviation and whole account lines of business, partially offset by net unfavorable development in the medical malpractice line of business in our reinsurance segment and in the general liability line in our U.S. specialty segment. The unfavorable reserve development in our U.S. specialty segment principally related to the contract binding business, for which we sold the renewal rights for all renewals after August 1, 2011;

•

Excluding the net favorable loss development, the loss ratio was 77.3% for the year ended December 31, 2011 compared to 65.1% for the year ended December 31, 2010. The increase in the loss ratio for the year ended December 31, 2011 compared to the prior year was principally due to the increase in significant property catastrophe losses in 2011; and

•

For the year ended December 31, 2011, our results included incurred losses net of reinsurance of $269.5 million compared to $54.9 million related to significant property catastrophe events and significant per-risk losses. The significant property catastrophe event net losses for the year ended December 31, 2011 included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States, Hurricane Irene and the Thailand floods. For the year ended December 31, 2010, our results included net losses of $54.9 million for property catastrophe events, including losses resulting from the Chile earthquake, Europe Windstorm Xynthia and Australia hailstorms.

The loss ratio decreased by 6.3 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. Significant items impacting the 2010 loss ratio were:

•

Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, for the year ended December 31, 2010 of $105.5 million compared to $78.3 million for the year ended December 31, 2009;

•

Net favorable loss development for the year ended December 31, 2010 was principally the result of net favorable development in our workers’ compensation, property, general casualty, professional liability and whole account lines of business, partially offset by net unfavorable development on marine & energy lines, compared to net favorable development on professional liability, property and general casualty lines offset by net unfavorable development on marine & energy lines in the year ended December 31, 2009;

•

Excluding the net favorable loss development, the loss ratio was 65.1% for the year ended December 31, 2010 compared to 72.3% for the year ended December 31, 2009. The decrease in the loss ratio for the year ended December 31, 2010 compared to the prior year was principally due to the inclusion of net premiums earned from Harbor Point since May 12, 2010 at a significantly lower loss ratio, which reduced the average loss ratio despite the increase in property catastrophe losses discussed below. The loss ratio for the year ended December 31, 2010 on the net premiums earned related to the Harbor Point portfolio of contracts did not include any significant property catastrophe losses, other than from the New Zealand earthquake, as most of the significant property catastrophe loss events occurred prior to the Amalgamation;

•

The loss ratio for the year ended December 31, 2010 benefitted from the $14.4 million amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation. This fair value adjustment is being amortized over a weighted average period of 4.0 years; and

•

The decrease in loss ratio described above was partially offset by an increase in net losses related to property catastrophe events and significant per-risk losses. For the year ended December 31, 2010, our results included net losses of $54.9 million related to property catastrophe events and significant per-risk losses. For the year ended December 31, 2009, our results included net losses of $8.9 million for such events.

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

Claims and policy benefits. We did not write any new life and annuity reinsurance contracts in the years ended December 31, 2011 and 2010. We wrote one new life and annuity reinsurance contract in the year ended December 31, 2009. We do not intend to write any new life and annuity reinsurance contracts in our life and annuity reinsurance segment in the foreseeable future.

Acquisition costs. Our acquisition cost ratio for the year ended December 31, 2011 increased by 2.3 percentage points compared to the prior year. The increase in the acquisition cost ratio was principally due to changes in the mix of business written. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Our relative mix of insurance and reinsurance business has moved towards more reinsurance, with 66.9% of net premiums earned being from reinsurance business for the year ended December 31, 2011 compared to 60.4% for the year ended December 31, 2010. This resulted in an increase in the acquisition cost ratio as reinsurance business tends to have higher acquisition costs compared to insurance. A decrease in the level of reinsurance purchased across our segments also contributed to the increase in the ratio for the year ended December 31, 2011. As we retain more business in our segments, we receive less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio.

Our acquisition cost ratio for the year ended December 31, 2010 increased by 3.9 percentage points compared to the year ended December 31, 2009. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from the former Harbor Point companies. The Harbor Point portfolio of contracts contained a higher proportion of quota share contracts, which generally carry higher acquisition cost ratios than excess of loss contracts. A decrease in the level of reinsurance purchased across all of our segments, but in particular our U.S. specialty segment, also contributed to the increase in the ratio for the year ended December 31, 2010.

Interest expense. Interest expense includes interest on funds withheld from reinsurers, interest on our senior notes outstanding and accretion of deposit liability contracts. Interest expense for the year ended December 31, 2011 increased by $15.4 million compared to the year ended December 31, 2010, and increased by $7.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in both periods was principally a result of the issuance of senior notes in September of 2010. In addition, an adjustment to the deposit liability on a certain contract based on new information received resulted in an increase in interest expense in 2011. For the year ended December 31, 2010, an increase in funds withheld interest for one of our largest reinsurers contributed to the increase over the year ended December 31, 2009.

Merger and acquisition expenses. Merger and acquisition expenses for the year ended December 31, 2010 comprised advisory, legal and other professional fees, the acceleration of stock based compensation expense and other merger related expenses related to the Amalgamation. These expenses were offset by the negative goodwill gain of $95.8 million recognized from the Amalgamation. Merger and acquisition expenses for the year ended December 31, 2009 comprised advisory, legal and other professional fees related to the proposed transaction with IPC Holdings Limited and IPC Limited, which was terminated in June 2009, offset by a $50.0 million termination fee received.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased by $36.4 million compared to the year ended December 31, 2010. The increase was principally due to the increased size of the Company following the Amalgamation. The year ended December 31, 2011 was the first full fiscal year of post-Amalgamation level expenses. Expansion of our underwriting teams, growth in Latin America and regulatory changes in Europe also contributed to the increase in general and administrative expenses in the period. These increases were partially offset by decreases in incentive based compensation. The increase in net earned premiums resulted in a small decrease in our general and administrative expense ratio for the year ended December 31, 2011 compared to the year ended December 31, 2010.

General and administrative expenses for the year ended December 31, 2010 increased by $66.6 million compared to the year ended December 31, 2009. The increase was principally related to the additional general and administrative expenses of the former Harbor Point companies. In addition, there was an increase in performance based compensation expense as a result of a larger cash component of the 2010 performance based compensation than in 2009. However, the corresponding increase in net earned premiums as a result of the Amalgamation resulted in no change in our general and administrative expense ratio for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Income tax expense (benefit). Corporate income tax expense or benefit is generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Latin America. The effective tax rate was negative 17.0% for the year ended December 31, 2011 compared with 1.4% in the year ended December 31, 2010 and 3.9% in the year ended December 31, 2009. Our effective income tax rate, which we calculate as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the mix of business written and earned during the period, the geographic location of investment income and realized and unrealized investment gains and losses and the geographic location of net losses and loss expenses incurred.

Our effective tax rate changed significantly for the year ended December 31, 2011 due principally to two factors. Our results for the year ended December 31, 2011 contained a significant amount of property catastrophe losses and the distribution of these losses was heavily weighted towards jurisdictions with a higher tax rate. Further contributing to the change in effective tax rate was the release of a valuation allowance related to deferred tax assets in our U.S. subsidiaries, which had the effect of increasing the tax benefit for the year.

The Company’s income before taxes, income tax expense (benefit) and effective income tax rate for the years ended December 31, 2011, 2010 and 2009 were:

(In millions of U.S. Dollars)	2011	2010	2009
Income before taxes	$55.8	$306.5	$256.2
Income tax (benefit) expense	$(9.5)	$4.2	$10.0
Effective income tax rate	(17.0)%	1.4%	3.9%

Insurance Segment

	December 31, 2011	% change	December 31, 2010	% change	December 31, 2009
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$410.3	2.7%	$399.6	(10.7)%	$447.3
Reinsurance premiums ceded	(200.1)	10.7%	(180.7)	(17.3)%	(218.6)

Net premiums written	$210.2	(4.0)%	$218.9	(4.3)%	$228.7

Net premiums earned	$210.8	(10.2)%	$234.7	7.9%	$217.5
Net losses and loss expenses	(105.8)	(24.5)%	(140.1)	(0.2)%	(140.4)
Acquisition costs	(0.4)	(89.2)%	(3.7)	N/A	1.2
General and administrative expenses	(37.7)	9.3%	(34.5)	23.7%	(27.9)
Other income	1.0	(23.1)%	1.3	(18.8)%	1.6

Underwriting income	$67.9	17.7%	$57.7	11.0%	$52.0

Loss ratio (a)	50.2%		59.7%		64.6%
Acquisition cost ratio (b)	0.2%		1.6%		(0.6)%
General and administrative expense ratio (c)	17.9%		14.7%		12.8%
Combined ratio (d)	68.2%		76.0%		76.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	2011	% of Premium Written	% Ceded	2010	% of Premium Written	% Ceded	2009	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$32.4	7.9%	31.3%	$39.9	10.0%	50.0%	$69.8	15.6%	48.3%
Excess liability	116.6	28.4%	47.0%	113.6	28.4%	44.9%	133.3	29.8%	49.2%
Professional liability	184.4	45.0%	51.6%	183.0	45.8%	47.4%	179.9	40.2%	51.3%
Property	76.9	18.7%	52.1%	63.1	15.8%	36.5%	64.3	14.4%	42.0%

	$410.3	100.0%	48.8%	$399.6	100.0%	45.2%	$447.3	100.0%	48.9%

Short tail lines (a)	$109.3	26.6%		$103.0	25.8%		$134.1	30.0%
Long tail lines (b)	301.0	73.4%		296.6	74.2%		313.2	70.0%

	$410.3	100.0%		$399.6	100.0%		$447.3	100.0%

(a)	Short tail includes aviation and property lines of business.
(b)	Long tail includes excess liability and professional liability lines of business.

Premiums. Gross premiums written for the year ended December 31, 2011 increased by 2.7% compared to the prior year. Significant factors affecting 2011 gross premiums written were:

•	An increase in property gross premiums written, principally due to improved pricing conditions; and

•

Competitive pricing conditions in professional liability, excess liability and aviation resulted in flat or decreased levels of business written. Our objective is to continue to be selective in our renewals and new business writings, focusing on business that we believe meet our rate of return requirements.

Gross premiums written decreased in the year ended December 31, 2010 by 10.7% compared to the year ended December 31, 2009. Significant factors affecting 2010 gross premiums written were:

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

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 48.8%, compared to 45.2% and 48.9%, respectively, in the years ended December 31, 2010 and December 31, 2009. The amount of reinsurance that we purchase can vary significantly by line of business. The increase in the percentage of reinsurance premiums ceded is principally due to changes in the mix of business and an increase in the percentage of quota share reinsurance purchased on our property line of business to manage our aggregate exposures. A contributing factor to the decrease in 2010 was the reduction in property reinsurance premiums ceded to Harbor Point, which became fully eliminated intercompany transactions after the Amalgamation. We replaced those reinsurance premiums ceded with third parties over the course of the normal renewal periods.

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

Net losses and loss expenses. The loss ratio for the year ended December 31, 2011 decreased by 9.5 percentage points compared to the year ended December 31, 2010. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2011, 2010 and 2009 by line of business was as follows:

	2011	2010	2009
	(In millions of U.S. Dollars)
Aviation	$8.9	$8.3	$7.7
Excess liability	21.0	8.3	7.0
Professional liability	15.7	22.1	21.0
Property	21.3	6.5	5.6

	66.9	45.2	41.3

Loss development resulting from premium adjustments	1.2	(2.8)	(2.4)

	$68.1	$42.4	$38.9

Significant items impacting the 2011 loss ratio were:

•

Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, in the year ended December 31, 2011 of $66.9 million compared to $45.2 million in the year ended December 31, 2010;

•

Net favorable loss development in the year ended December 31, 2011 reflected better than expected loss emergence across all lines of business, most significantly in the property, excess liability and professional liability lines. Favorable loss development principally emerged on the 2009 and 2010 years for the property line of business and on the 2005 and 2006 years for excess liability and professional liability lines of business;

•

Excluding the net favorable loss development, the loss ratio was 81.9% for the year ended December 31, 2011 compared to 79.0% for the year ended December 31, 2010. The increase was principally due to higher losses related to property catastrophe and significant per-risk losses during the year ended December 31, 2011 compared to the year ended December 31, 2010; and

•

For the year ended December 31, 2011, our results included net losses of $15.4 million related to property catastrophe events and significant per-risk losses compared to $12.1 million for the year ended December 31, 2010. A portion of these losses fall within our attritional loss ratio, as we expect a certain level of property losses in each period. Large events during the year ended December 31, 2011 included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States and Hurricane Irene.

The loss ratio for the year ended December 31, 2010 decreased by 4.9 percentage points compared to the year ended December 31, 2009. Significant items impacting the 2010 loss ratio were:

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

•

Excluding the net favorable loss development, the loss ratio was 79.0% for the year ended December 31, 2010 compared to 83.6% for the year ended December 31, 2009. The decrease was principally due to better current year loss experience in our aviation line of business during the year ended December 31, 2010; and

•

For the year ended December 31, 2010, our results included net losses of $12.1 million related to property catastrophe events and significant per-risk losses. Large events during the year ended December 31, 2010 included the Chile earthquake and flooding in Australia. These losses were contained within our annual loss expectations for the property line of business. There were no significant property catastrophe events and significant per-risk losses occurring in the year ended December 31, 2009.

Changes in premium estimates for contracts that incepted before 2011 resulted in a decrease in prior year loss reserves of $1.2 million in 2011 and an increase in prior year loss reserves of $2.8 million in 2010 and $2.4 million in 2009.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs generally fluctuate based on shifts in business mix year over year.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased $3.2 million compared to the year ended December 31, 2010. The increase was principally due to increased headcount and expenses associated with expanding our underwriting infrastructure within Alterra Insurance USA. These increases, together with the decrease in net premiums earned, resulted in a higher general and administrative expense ratio for the year ended December 31, 2011 compared to the prior year.

General and administrative expenses for the year ended December 31, 2010 increased $6.6 million compared to the year ended December 31, 2009. The increase was principally due to increased performance based compensation expense resulting from improved underwriting results compared to the prior year, and a shift to a larger cash component and fewer stock-based awards.

Reinsurance Segment

The underwriting results of the former Harbor Point companies have been included within the reinsurance segment for the period from May 12, 2010. As a result, a comparison of 2011 results with 2010 and 2009 results is not meaningful. For this reason, we have included certain financial information for the reinsurance segment on a combined pro forma basis for informational purposes only as if the Amalgamation had occurred on January 1, 2009. See the section entitled Reinsurance Segment on a pro forma basis for a presentation of the combined pro forma information.

	2011	% change	2010	% change	2009
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$869.7	70.9%	$509.0	4.1%	$489.0
Reinsurance premiums ceded	(83.1)	29.6%	(64.1)	(19.9)%	(80.0)

Net premiums written	$786.6	76.8%	$444.9	8.8%	$409.0

Net premiums earned	$824.0	31.3%	$627.6	61.8%	$387.9
Net losses and loss expenses	(528.0)	51.8%	(347.8)	36.7%	(254.5)
Acquisition costs	(182.3)	39.1%	(131.1)	84.4%	(71.1)
General and administrative expenses	(79.3)	20.2%	(66.0)	107.5%	(31.8)
Other income	1.2	N/A	—	N/A	—

Underwriting income (loss)	35.6	(57.0)%	82.7	171.1%	30.5

Loss ratio (a)	64.1%		55.4%		65.6%
Acquisition cost ratio (b)	22.1%		20.9%		18.3%
General and administrative expense ratio (c)	9.6%		10.5%		8.2%
Combined ratio (d)	95.8%		86.8%		92.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	2011	% of Premium written	% Ceded	2010	% of Premium written	% Ceded	2009	% of Premium written	% Ceded
		(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:

Agriculture	$30.7	3.5%	0.4%	$29.2	5.7%	2.4%	$89.6	18.3%	2.5%
Auto	99.8	11.5%	—%	32.9	6.5%	—%	—	—%	—%
Aviation	16.0	1.8%	18.6%	31.3	6.1%	6.7%	34.7	7.1%	13.5%
Credit/surety	34.9	4.0%	—%	2.2	0.4%	—%	—	—%	—%
General casualty	73.8	8.5%	1.9%	48.4	9.5%	1.0%	29.2	6.0%	7.9%
Marine & energy	24.0	2.8%	0.5%	16.4	3.2%	0.2%	18.3	3.7%	0.3%
Medical malpractice	37.4	4.3%	1.0%	51.4	10.1%	7.4%	67.5	13.8%	4.1%
Other	3.1	0.4%	0.2%	2.8	0.6%	—%	2.3	0.5%	0.3%
Professional liability	159.5	18.3%	—%	110.4	21.7%	—%	71.5	14.6%	—%
Property	319.7	36.8%	24.3%	148.1	29.1%	40.0%	87.0	17.8%	54.1%
Whole account	35.8	4.1%	0.1%	5.1	1.0%	16.4%	11.4	2.3%	13.1%
Workers’ compensation	35.0	4.0%	0.6%	30.8	6.1%	(10.3)%	77.5	15.9%	25.0%

	$869.7	100.0%	9.6%	$509.0	100.0%	12.6%	$489.0	100.0%	16.4%

Short tail (a)	$546.1	62.8%		$265.5	52.2%		$237.6	48.6%
Long tail (b)	323.6	37.2%		243.5	47.8%		251.4	51.4%

	$869.7	100.0%		$509.0	100.0%		$489.0	100.0%

(a)	Short tail includes agriculture, auto, aviation, credit/surety, marine & energy, other, property and whole account lines of business.
(b)	Long tail includes general casualty, medical malpractice, professional liability, whole account and workers’ compensation lines of business.

Premiums. Gross premiums written for the year ended December 31, 2011 increased by 70.9% compared to the year ended December 31, 2010. Significant factors affecting 2011 gross premiums written were:

•

Gross premiums written across all lines of business increased due to the inclusion of premiums written by the former Harbor Point companies for a full year in 2011 compared to only from May 12 in 2010;

•

Gross premiums written in our property line increased due to new business and increases in participations due to improved pricing and market conditions. This growth included an increase in property gross premiums written related to our Latin America operations from $14.5 million for the year ended December 31, 2010 to $36.6 million for the year ended December 31, 2011;

•

The property line of business was impacted by reinstatement premiums primarily on catastrophe exposed contracts. The reinstatement premiums were $20.1 million for the year ended December 31, 2011 compared to $2.3 million for the year ended December 31, 2010;

•	An increase in agriculture premiums resulting from the Amalgamation was partially offset by the non-renewal of a $29.9 million contract resulting from the client retaining more business;

•

An increase in medical malpractice premiums resulting from the Amalgamation and the impact of positive premium adjustments of $8.4 million in the year ended December 31, 2011 compared to negative premium adjustments of $2.5 million in the year ended December 31, 2010, was offset by the non-renewal of two contracts that accounted for $23.1 million due to competitive pricing; and

•

An increase in gross premiums written in our aviation, general casualty, marine & energy and professional liability lines of business resulting from the Amalgamation was offset by contracts not being renewed or reductions in our participation due to a more competitive pricing environment.

Gross premiums written for the year ended December 31, 2010 increased by 4.1% compared to the year ended December 31, 2009. Significant factors affecting 2010 gross premiums written were:

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

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 9.6% compared to 12.6% in the prior year. The decrease was principally due to the Amalgamation, which resulted in an increase in gross premiums written with a smaller percentage increase in ceded premiums written. In addition, there was an increase in auto business, which is not reinsured, and property business, which had a lower retrocession rate than the prior year. We monitor our need for reinsurance based on aggregate exposures.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 12.6% compared to 16.4% for the year ended December 31, 2009. The decrease in the percentage was principally due to the inclusion of Harbor Point business from May 12, 2010 at a lower ratio of reinsurance premiums ceded to gross premiums written.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. As a result, net premiums earned tend to be less volatile than gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the year ended December 31, 2011 compared to the prior year was principally due to the incremental earnings of the Harbor Point portfolio of contracts, which are included within the entire 2011 period but are only included for a portion of the comparable 2010 period. The increase in net premiums earned for the year ended December 31, 2010 compared to the year ended December 31, 2009 was also principally due to the incremental earnings of the Harbor Point portfolio of contracts written before the Amalgamation, which are included in the 2010 year but have no equivalent in the comparable 2009 year.

Net losses and loss expenses. The loss ratio increased 8.7 percentage points for the year ended December 31, 2011 compared to the year ended December 31, 2010. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2011, 2010 and 2009 by line of business was as follows:

	2011	2010	2009
	(Expressed in millions of U.S. Dollars)
Agriculture	$4.2	$2.3	$3.1
Auto	(3.4)	—	—
Aviation	11.2	(7.0)	2.6
Credit/surety	4.9	—	—
General casualty	4.5	16.8	10.5
Marine & energy	1.7	(9.5)	(24.3)
Medical malpractice	(7.9)	2.7	7.9
Other	5.0	—	—
Professional liability	8.2	(12.2)	8.6
Property	27.1	24.9	20.3
Whole account	13.5	10.7	2.3
Workers’ compensation	11.6	15.9	1.0

	80.6	44.6	32.0

Loss development resulting from premium adjustments	(14.3)	7.8	11.4

	$66.3	$52.4	$43.4

Significant items impacting the 2011 loss ratio were:

•	Net favorable loss development of prior year reserves in the year ended December 31, 2011 was $80.6 million, compared to $44.6 million in the year ended December 31, 2010;

•

The net favorable development in the year ended December 31, 2011 reflected better than expected loss emergence. Favorable loss development principally emerged on the 2010 and prior years for the property line of business, on the 2001 year for workers’ compensation relating to the favorable settlement of a contract, on the 2008 and 2007 years for aviation and on the 2009 and prior years for the professional liability line of business. This favorable loss development was partially offset by unfavorable development principally on the 2010 and 2009 years for the medical malpractice line of business.

•

Excluding net favorable loss development, the loss ratio was 73.9% for the year ended December 31, 2011 compared to 62.5% for the prior year periods (61.6% after adding back a $9.5 million reduction to net premiums earned for a workers’ compensation contract discussed below). The increase in the loss ratio for the year ended December 31, 2011 compared to December 31, 2010 was due principally to the increase in property catastrophe and significant per-risk losses; and

•

The year ended December 31, 2011 included $151.3 million in significant property catastrophe-related losses compared to $27.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, property catastrophe losses included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States , Hurricane Irene and the Thailand floods. For the year ended December 31, 2010, property catastrophe losses included losses for the Deepwater Horizon oil spill, Europe Windstorm Xynthia, Australia hailstorms, the New Zealand earthquake and floods in Australia.

The loss ratio decreased by 10.2 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. Significant items impacting the 2010 loss ratio were:

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

•

The net favorable development in the year ended December 31, 2010 reflected better than expected loss emergence. Favorable loss development principally emerged on the 2008 and 2009 years for the property line of business, on the 2002 – 2009 years for the general casualty line of business and on the 2005 and prior years for the workers’ compensation lines of business. This favorable loss development was partially offset by unfavorable development principally on the 2004 and 2008-2009 years for the professional liability line of business, the 2005 – 2009 years for the marine & energy line of business and the 2007 and 2009 years for the aviation line of business;

•

Excluding the net favorable loss development (and after adding back the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above), the loss ratio was 61.6% for the year ended December 31, 2010 compared to 73.9% for the year ended December 31, 2009. The decrease in the loss ratio for the year compared to the prior year was principally due to the inclusion of net premiums earned from the former Harbor Point companies since May 12, 2010 at a significantly lower loss ratio, which reduced the average loss ratio. Despite the increase in property catastrophe losses discussed below, the 2010 loss ratio on the net premiums earned related to the former Harbor Point portfolio of contracts does not include any significant property catastrophe losses other than from the New Zealand earthquake as most of the year’s property catastrophe loss events occurred prior to the Amalgamation;

•

The loss ratio for the year ended December 31, 2010 benefitted from the $14.4 million amortization of the fair value adjustment made to the acquired Harbor Point net loss reserves at the date of the Amalgamation. This fair value adjustment is being amortized over a weighted average period of 4.0 years, and

•

Partially offsetting the decrease described above was the increased property catastrophe-related and significant per-risk losses. The year ended December 31, 2010 included $27.8 million in property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, Europe Windstorm Xynthia, Australia hailstorms, the New Zealand earthquake and floods in Australia. The year ended December 31, 2009 included $2.0 million in property catastrophe-related and significant per-risk losses.

Increases in net earned premiums, net of acquisition costs of $12.9 million, resulted in a increase in prior year loss reserves of $14.3 million for the year ended December 31, 2011. Decreases in net earned premiums, net of acquisition costs of $8.5 million and $11.7 million for the years ended December 31, 2010 and 2009, respectively, resulted in a decrease in prior year loss reserves of $7.8 million and $11.4 million for the years ended December 31, 2010 and 2009, respectively. Changes in premium estimates occur on prior year contracts each year as we receive additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment.

Acquisition costs. The ratio of acquisition costs to net premiums earned for the year ended December 31, 2011 increased 1.2 percentage points compared to the year ended December 31, 2010. The reinsurance contracts that we write have a wide range of acquisition cost ratios and the variance is the result of shifts in the mix of business written and earned. For the year ended December 31, 2011, a higher proportion of net earned premiums were from our auto, whole account and credit/surety lines of business, which generally have higher acquisition cost ratios compared to other lines of business.

The ratio of acquisition costs to net premiums earned for the year ended December 31, 2010 increased 2.6 percentage points compared to the year ended December 31, 2009. The increase in the acquisition cost ratio was principally due to changes in the mix of business written, partially influenced by the additional net premiums earned from the former Harbor Point companies. The former Harbor Point business contains a higher proportion of quota share contracts, which generally have higher acquisition cost ratios than excess of loss contracts.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased by $13.3 million compared to the year ended December 31, 2010. This increase was principally due to 2011 being the first full fiscal year following the Amalgamation. In addition, an increase in the number of retirement eligible employees, whose stock-based compensation awards are fully expensed when granted, and the transfer of some corporate function employees and expenses to the reinsurance segment as part of the Amalgamation integration also contributed to the increase. This impact was partially offset by a decrease in performance based compensation expense. Growth in net premiums earned exceeded the increase in general and administrative expenses, resulting in a decrease of 0.9 percentage points in the general and administrative loss ratio.

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

Reinsurance Segment—on a pro forma basis

The following table presents certain financial information for the reinsurance segment on an actual reported basis for the year ended December 31, 2011 and on a combined pro forma basis (after the elimination of intercompany transactions and the amortization of certain acquisition accounting adjustments) for the years ended December 31, 2010 and 2009, for informational purposes only, as if the Amalgamation had occurred on January 1, 2010 and January 1, 2009, respectively. The pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of each period presented, nor is it indicative of future results.

	2011	% change	2010	% change	2009
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$869.7	(2.5)%	$892.4	(15.8)%	$1,060.4
Net premiums earned	824.0	(1.1)%	833.5	(8.5)%	910.7
Net losses and loss expenses	(528.0)	9.7%	(481.2)	5.3%	(456.9)
Acquisition costs	(182.3)	5.2%	(173.3)	(5.1)%	(182.7)
General and administrative expenses	(79.3)	4.9%	(75.6)	(6.8)%	(81.1)
Loss ratio(a)	64.1%		57.7%		50.2%
Acquisition cost ratio (b)	22.1%		20.8%		20.0%
General and administrative expense ratio (c)	9.6%		9.1%		8.9%
Combined ratio (d)	95.8%		87.6%		79.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	2011	% of Premium Written	2010	% of Premium Written	2009	% of Premium Written
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$30.7	3.5%	$47.2	5.3%	$93.0	8.8%
Auto	99.8	11.5%	65.3	7.3%	58.8	5.5%
Aviation	16.0	1.8%	32.7	3.7%	42.8	4.0%
Credit/surety	34.9	4.0%	28.8	3.2%	20.7	2.0%
General casualty	73.8	8.5%	85.3	9.6%	93.9	8.9%
Marine & energy	24.0	2.8%	33.6	3.8%	46.7	4.4%
Medical

malpractice	37.4	4.3%	56.6	6.3%	76.4	7.2%
Other	3.1	0.4%	7.7	0.9%	3.6	0.3%
Professional liability	159.5	18.3%	173.9	19.5%	202.1	19.1%
Property	319.7	36.8%	276.9	31.0%	297.2	28.0%
Whole account	35.8	4.1%	50.4	5.6%	35.0	3.3%
Workers’ compensation	35.0	4.0%	34.0	3.8%	90.2	8.5%

	$869.7	100.0%	$892.4	100.0%	$1,060.4	100.0%

Short tail	$546.1	62.8%	$517.4	58.0%	$580.3	54.7%
Long tail	323.6	37.2%	375.0	42.0%	480.1	45.3%

	$869.7	100.0%	$892.4	100.0%	$1,060.4	100.0%

(a)	Short tail includes agriculture, auto, aviation, credit/surety, marine & energy, other, property and whole account lines of business.
(b)	Long tail includes general casualty, medical malpractice, professional liability, whole account and workers’ compensation lines of business.

Premiums. Gross premiums written for the year ended December 31, 2011 were 2.5% lower than gross premiums written in the prior year period would have been. Significant factors affecting 2011 gross premiums written were:

•

Gross premiums written in our agriculture line of business would have decreased principally due the non-renewal of a $29.9 million contract resulting from the client retaining more business partially offset by an increase in gross premiums written due to two significant new contracts;

•

Gross premiums written in our auto line of business increased principally due to an increase in quota share contracts that renewed in the period due to price and volume increases at the ceding companies as well as an increased participation on one contract. In addition, the year ended December 31, 2011 included an increase in premium estimates of $9.5 million related to 2010 quota share contracts also primarily due to price and volume increases at the ceding companies;

•

Gross premiums written in our aviation, general casualty, marine & energy and professional liability lines of business decreased principally due to contracts not being renewed or reductions in our participation due to a more competitive pricing environment;

•

Gross premiums written in our medical malpractice line of business decreased principally due to the non-renewal of two contracts that accounted for $23.1 million. This was partially offset by an increase in premium estimates of $8.4 million in the year ended December 31, 2011 compared to a decrease in premium estimates of $4.4 million in the year ended December 31, 2010;

•

Gross premiums written in our property line of business increased principally due to new business and increases in participations due to improved pricing and market conditions. In addition, the year ended December 31, 2011 included gross premiums written on property of $36.6 million compared to $14.5 million for the year ended December 31, 2010 related to our Latin America operations; and

•	Gross premiums written in our whole account line of business decreased due to reductions in our participation on two quota share contracts.

Gross premiums written for the year ended December 31, 2010 would have been 15.8% lower than the year ended December 31, 2009. Significant factors affecting pro forma 2010 gross premiums written would have been:

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

Net losses and loss expenses. The loss ratio for the year ended December 31, 2011 would have increased by 6.4 percentage points compared to the year ended December 31, 2010. Significant items impacting the 2011 loss ratio were:

•	Net favorable loss development of prior year reserves in the year ended December 31, 2011 was $80.6 million, compared to $73.0 million in the year ended December 31, 2010;

•

The net favorable development in the year ended December 31, 2011 was principally due to favorable development on our property, workers compensation, aviation and professional liability lines of business, partially offset by unfavorable development on our medical malpractice line of business. The favorable development in the year ended December 31, 2010 would have been principally on our property, general casualty and workers’ compensation lines of business, partially offset by unfavorable development on our professional liability and marine & energy lines of business;

•

Excluding the net favorable loss development, the loss ratio was 73.9% for the year ended December 31, 2011, compared to 65.7% (and after adjusting for a $9.5 million reduction to net premiums earned for a workers’ compensation contract) for the year ended December 31, 2010. The increase in the loss ratio for the year ended December 31, 2011 would have been principally due to the significant increase in property catastrophe events; and

•

The year ended December 31, 2011 included $151.3 million in significant property catastrophe-related losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States, Hurricane Irene and the Thailand floods. The year ended December 31, 2010 would have included $94.8 million in significant property catastrophe-related and significant per-risk losses, principally as a result of the New Zealand earthquake, the Deepwater Horizon oil spill, the Chile earthquake, Europe Windstorm Xynthia and Australia hail storms and floods.

The loss ratio for the year ended December 31, 2010 would have increased by 7.5 percentage points compared to the year ended December 31, 2009. Significant items impacting the 2010 pro forma loss ratio would have been:

•	Net favorable loss development of prior year reserves in the year ended December 31, 2010 would have been $73.0 million compared to $57.4 million in the year ended December 31, 2009;

•

The favorable development in the year ended December 31, 2010 would have been principally on our property, general casualty and workers compensation lines of business, partially offset by unfavorable development on our professional liability and marine & energy lines of business. The favorable development in the year ended December 31, 2009 would have been principally on our property and general casualty lines of business, partially offset by unfavorable development recognized on our marine & energy line of business;

•

Included in the net favorable development for the year ended December 31, 2010 would have been an $8.9 million reduction to net loss reserves on a significant prior year workers’ compensation contract for which there was an offsetting reduction to net premiums earned of $9.5 million. As a result, the net favorable loss development on this workers’ compensation contract would have had a modest negative impact on net income;

•

Excluding the net favorable loss development (and after adjusting for the $9.5 million reduction to net premiums earned for the workers’ compensation contract discussed above), the loss ratio would have been 65.7% for the year ended December 31, 2010 and 56.5% for the year ended December 31, 2009. The increase in the loss ratio would have been principally due to the significant increase in property catastrophe events and significant per-risk losses; and

•

The year ended December 31, 2010 would have included $94.8 million in property catastrophe-related and significant per-risk losses, principally as a result of the Deepwater Horizon oil spill, Europe Windstorm Xynthia, the Chile earthquake, Australia storms, the New Zealand earthquake and Australia floods. The year ended December 31, 2009 would have included $8.9 million of property catastrophe-related net losses, principally related to Windstorm Klaus.

Acquisition costs. The ratio of acquisition costs to net premiums earned would have increased 1.3 percentage points for the year ended December 31, 2011, compared to the prior year period. The ratio of acquisition costs to net premiums earned would have increased 0.8 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. The reinsurance contracts that we write have a wide range of acquisition cost ratios. The increase in the acquisition cost ratio would have been due principally to changes in the mix of business earned.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 would have increased compared with the prior year period principally due to the transfer of some corporate function employees and expenses to the reinsurance segment as part of the Amalgamation integration and an increase in the number of retirement eligible employees whose stock-based compensation awards are fully expensed when granted. This impact would have been partially offset by a decrease in performance based compensation expense.

General and administrative expenses for the year ended December 31, 2010 would have decreased compared with the year ended December 31, 2009, principally due to the decrease in the amortization expense of renewal rights held by Harbor Point. The renewal rights were included in the assets of Chubb Re acquired by Harbor Point in 2005 and were fully amortized by the end of 2009. The general and administrative expense ratio would not have changed significantly from 2009 to 2010 as the 6.8% decrease in general and administrative expense would have been offset by an 8.5% decrease in net premiums earned.

U.S. Specialty Segment

	2011	% change	2010	% change	2009
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$330.2	12.1%	$294.5	10.8%	$265.9
Reinsurance premiums ceded	(123.9)	40.0%	(88.5)	(40.4)%	(148.5)

Net premiums written	$206.3	0.1%	$206.0	75.5%	$117.4

Net premiums earned	$201.3	18.0%	$170.6	88.3%	$90.6
Net losses and loss expenses	(139.6)	30.3%	(107.1)	95.4%	(54.8)
Acquisition costs	(35.5)	26.3%	(28.1)	274.7%	(7.5)
General and administrative expenses	(35.8)	18.9%	(30.1)	7.9%	(27.9)
Other income	—	—%	—	(100.0)%	(0.1)

Underwriting (loss) income	$(9.6)	(281.1)%	$5.3	N/A	$0.3

Loss ratio (a)	69.3%		62.7%		60.4%
Acquisition cost ratio (b)	17.6%		16.5%		8.2%
General and administrative expense ratio (c)	17.8%		17.7%		30.8%
Combined ratio (d)	104.8%		96.9%		99.4%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	2011	% of Premium Written	% Ceded	2010	% of Premium Written	% Ceded	2009	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General Liability	$86.6	26.2%	47.4%	$81.1	27.5%	27.4%	$68.2	25.7%	34.5%
Marine	88.5	26.8%	34.6%	67.5	22.9%	45.5%	61.4	23.1%	58.8%
Professional Liability	17.7	5.4%	13.8%	6.6	2.3%	(18.2)%	0.6	0.2%	10.6%
Property	137.4	41.6%	36.2%	139.3	47.3%	26.4%	135.7	51.0%	65.4%

	$330.2	100.0%	37.5%	$294.5	100.0%	30.1%	$265.9	100.0%	55.9%

Short tail (a)	$225.9	68.4%		$206.8	70.2%		$197.1	74.1%
Long tail (b)	104.3	31.6%		87.7	29.8%		68.8	25.9%

	$330.2	100.0%		$294.5	100.0%		$265.9	100.0%

(a)	Short tail includes marine and property lines of business.
(b)	Long tail includes general liability and professional liability lines of business.

During the year ended December 31, 2011, Alterra E&S sold the renewal rights to our contract binding business. Commencing August 1, 2011, until the earlier of the date the purchaser or Alterra E&S elects and February 1, 2013, the contract binding business will be written by Alterra E&S and we will cede 100% of the premiums and losses to the purchaser. As a result, our volume of gross premiums written with respect to the contract binding business is expected to continue for the foreseeable future. The 100% quota share reinsurance of this business means that we will not retain any written and earned premium or net losses, but we will earn a ceding commission, on new and renewal policies incepting after August 1, 2011.

Premiums. Gross premiums written for the year ended December 31, 2011 increased 12.1% compared to the prior year period. The increase in 2011 gross premiums written was principally due to:

•	Organic growth in business written in our marine and professional liability lines; and

•	Growth in our general liability line of business due to the addition of excess casualty business to our product offerings in this line.

Gross premiums written for the year ended December 31, 2010 increased 10.8% compared to the year ended December 31, 2009. The increase in 2010 gross premiums written was principally due to:

•	The addition of professional liability to our product line in the fourth quarter of 2009;

•	Focused growth of our general liability line written through the brokerage distribution channel; and

•	Moderate growth of 3% to 10% in our marine and property lines of business.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 37.5% compared to 30.1% in the prior year period. The increase in the percentage of premiums ceded in the year ended December 31, 2011 was principally due to the 100% cession of our contract binding business starting from August 1, 2011. Excluding this additional amount of premiums ceded, the percentage of premiums ceded for the year ended December 31, 2011 was 30.4%. The prior year period was impacted by the cancellation of a property quota share treaty that resulted in $20.6 million of returned ceded premium. Excluding this treaty, the ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 37.0%. The decrease from 37.0% to 30.4% was consistent with our planned increase in risk retention during the year.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 decreased from 55.9% in the year ended December 31, 2009. This decrease was principally due to the cancellation of a property quota share treaty that was replaced with a surplus share treaty under which we retain more risk.

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

Net losses and loss expenses. The loss ratio for the year ended December 31, 2011 increased 6.6 percentage points compared to the year ended December 31, 2010. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2011, 2010 and 2009 by line of business was as follows:

	2011	2010	2009
	(In millions of U.S. Dollars)
General Liability	$(6.8)	$(0.2)	$(0.6)
Marine	(0.5)	(2.0)	(2.2)
Property	(4.2)	3.1	1.7

	$(11.5)	$0.9	$(1.1)

Significant items impacting the 2011 loss ratio were:

•

Net unfavorable loss development of prior year reserves in the year ended December 31, 2011 was $11.5 million compared to net favorable development of $0.9 million in the year ended December 31, 2010. Net unfavorable loss development in our general liability and property lines of business related to business written by the contract binding business (2007-2010 years). As described above, this business was sold during 2011 and we did not retain on our balance sheet any of the business written following the sale. In addition, there was net unfavorable development in our marine line of business relating to the 2010 year. The net favorable development in the year ended December 31, 2010 principally was on our property line of business;

•

Excluding the net favorable loss development, the loss ratio was 63.6% for the year ended December 31, 2011 compared to 63.2% for the year ended December 31, 2010. The increase was principally due to changes in the mix of business, particularly an increase in the marine and professional liability lines of business. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of gross premiums written; and

•

Our results for the year ended December 31, 2011 include net losses of $19.6 million for property catastrophe losses compared to $7.0 million for the year ended December 31, 2010. The significant property catastrophe event net losses for the year ended December 31, 2011 included losses resulting from tornadoes and flooding in the United States and Hurricane Irene. The year ended December 31, 2010 included losses resulted from Tennessee flooding and northeastern U.S. storms. These losses fall within our attritional loss ratio, as we expect a certain level of property losses each period.

The loss ratio for the year ended December 31, 2010 increased 2.3 percentage points compared to the year ended December 31, 2009. Significant items impacting the 2010 loss ratio were:

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

•

Excluding the net favorable loss development, the loss ratio was 63.2% and 59.2% for the years ended December 31, 2010 and December 31, 2009, respectively. The increase in the loss ratio was principally due to changes in the mix of business; and

•

Our results for the year ended December 31, 2010 include net losses of $7.0 million for property catastrophe losses and significant per-risk losses. Large loss events in the year ended December 31, 2010 included flooding in Tennessee and storms in the northeastern United States. These losses were contained within our annual loss expectations for the property line of business. In the fourth quarter of 2010, we reduced our original estimate of net losses associated with these events by $2.0 million. During the year ended December 31, 2009, we did not incur any significant property catastrophe losses or significant per-risk losses.

Acquisition expenses. The acquisition cost ratio increased in each of the last two years as we reduced the amount of reinsurance purchased. As we retain more business, we receive less ceding commission income to offset our brokerage and commission costs, which increases our acquisition cost ratio. This effect should be tempered over the near term by the ceding commission income we expect to earn on the reinsurance of the contract binding business that we sold in August of 2011.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased $5.7 million compared to the prior year. The increase was principally due to additional costs associated with the sale of our contract binding business, costs associated with the establishment of our new excess casualty platform and an increase in expenses related to stock based compensation. Notwithstanding these factors, the general and administrative expense ratio for the year ended December 31, 2011 was consistent with the prior year, principally due to the gradual increase in net premiums earned compared to the prior year period.

General and administrative expenses increased in 2010 compared to 2009; however, our general and administrative expense ratio decreased. The decrease in the ratio was principally due to the increases in net premiums earned during 2010.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses. This includes the underwriting operations of the Syndicates for which we record our proportionate share.

	2011	% change	2010	% change	2009
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$290.5	$43.4%	$202.6	57.1%	$129.0
Reinsurance premiums ceded	(64.5)	72.5%	(37.4)	13.7%	(32.9)

Net premiums written	$226.0	$36.8%	$165.2	71.9%	$96.1

Net premiums earned	$185.9	37.7%	$135.0	42.0%	$95.1
Net losses and loss expenses	(172.3)	187.6%	(59.9)	36.1%	(44.0)
Acquisition costs	(42.4)	75.2%	(24.2)	33.7%	(18.1)
General and administrative expenses	(37.0)	29.8%	(28.5)	42.5%	(20.0)
Other income	1.2	(52.0)%	2.5	257.1%	0.7

Underwriting (loss) income	$(64.6)	N/A	$24.9	81.8%	$13.7

Loss ratio (a)	92.7%		44.3%		46.2%
Acquisition cost ratio (b)	22.8%		17.9%		19.1%
General and administrative expense ratio (c)	19.9%		21.2%		21.0%
Combined ratio (d)	135.4%		83.4%		86.3%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	2011	% of Premium Written	% Ceded	2010	% of Premium Written	% Ceded	2009	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$37.1	12.8%	12.0%	$30.9	15.2%	15.7%	$22.6	17.5%	22.3%
Aviation	13.2	4.5%	42.1%	16.1	7.9%	24.5%	2.6	2.0%	—%
Financial institutions	27.2	9.4%	21.6%	19.4	9.6%	23.3%	23.8	18.5%	22.0%
International casualty	52.4	18.0%	5.4%	26.2	12.9%	7.0%	—	—%	—%
Marine	1.5	0.5%	129.3%	—	—%	—%	—	—%	—%
Professional liability	20.7	7.1%	21.7%	19.6	9.7%	13.0%	19.9	15.4%	20.5%
Property	132.1	45.5%	29.3%	85.6	42.3%	23.0%	60.1	46.6%	30.9%
Surety	6.3	2.2%	13.1%	4.8	2.4%	—%	—	—%	—%

	$290.5	100.0%	22.2%	$202.6	100.0%	18.5%	$129.0	100.0%	25.5%

Short tail (a)	$190.2	65.5%		$137.4	67.8%		$85.3	66.1%
Long tail (b)	100.3	34.5%		65.2	32.2%		43.7	33.9%

	$290.5	100.0%		$202.6	100.0%		$129.0	100.0%

(a)	Short tail includes accident & health, aviation, marine, property and surety lines of business.
(b)	Long tail includes financial institutions, international casualty and professional liability lines of business.

Premiums. Gross premiums written for the year ended December 31, 2011 increased 43.4% compared to the prior year. The increase in 2011 gross premiums written was primarily due to:

•

An increase of $46.5 million in our property line of business for the year ended December 31, 2011 due to growth in our Latin America operations for this segment. Our Latin America operations generated $30.6 million of property gross premiums written in 2011 compared to $17.4 million in the prior year. The year ended December 31, 2011 also benefitted from the addition of our direct and facultative property insurance underwriting team and improved market conditions, as well as $13.1 million of gross reinstatement premiums principally related to property catastrophe events;

•

An increase of $26.2 million in our international casualty line of business for the year ended December 31, 2011. We began underwriting this business in the quarter ended March 31, 2010 and the increase reflects the expansion of our client base as well as favorable market conditions;

•

An increase of $6.2 million in our accident & health line of business for the year ended December 31, 2011 principally due to the addition of our accident & health insurance team towards the end of 2010; and

•	An increase of $7.8 million in our financial institutions line of business for the year ended December 31, 2011 principally due to the addition of the specie product line during the year.

For the year ended December 31, 2011, the above increases were partially offset by a planned decrease in our aviation line of business.

Gross premiums written for the year ended December 31, 2010 increased 57.1% compared to the year ended December 31, 2009. The increase in 2010 gross premiums written was primarily due to:

•	The addition of aviation business to our Alterra at Lloyd’s segment in the fourth quarter of 2009, which largely represented a transfer of business previously written within our insurance segment;

•	The addition of international casualty product lines in the first quarter of 2010, which generated $26.2 million of gross premiums written in the year ended December 31, 2010; and

•	The commencement of underwriting in Brazil in 2010, which generated $22.9 million of gross premiums written for the year ended December 31, 2010, primarily in the property line of business.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 22.2% compared to 18.5% for the prior year. For the year ended December 31, 2011, the increase was impacted by reinstatement premiums ceded as a result of the catastrophe losses during the year.

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 18.5% compared to 25.5% for the year ended December 31, 2009. The volume of reinsurance premiums ceded did not increase at the same rate as the increase in gross premiums written because a significant proportion of our reinsurance program are excess of loss contracts rather than quota share (proportional) contracts.

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

Net losses and loss expense. The loss ratio for the year ended December 31, 2011 increased by 48.4 percentage points compared to the year ended December 31, 2010. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2011, 2010 and 2009 by line of business was as follows:

	2011	2010	2009
	(Expressed in millions of U.S. Dollars)
Accident & health	$(2.7)	$—	$0.6
Aviation	3.9	—	—
Financial institutions	11.6	4.9	0.9
International casualty	(3.4)	—	—
Professional liability	0.1	3.6	3.5
Property	7.8	6.4	1.1

	$17.3	$14.9	$6.1

Significant items impacting the 2011 loss ratio were:

•

Net favorable loss development of prior year reserves in the year ended December 31, 2011 was $17.3 million compared to net favorable loss development of $14.9 million in the year ended December 31, 2010. The net favorable development in the year ended December 31, 2011 was principally on pre-2009 financial institutions business and on the property line of business related to pre-2008 years. The net favorable development in the year ended December 31, 2010 was principally on our property, financial institutions and professional liability lines of business;

•

Excluding the net favorable loss development, the loss ratio was 102.0% for the year ended December 31, 2011 compared to 55.4% for the year ended December 31, 2010. The increase in the loss ratio was principally due to catastrophe-related and significant per-risk losses; and

•

Net losses and loss expense for the year ended December 31, 2011 included $83.2 million in catastrophe-related and significant per-risk losses. Property catastrophe losses for the year ended December 31, 2011 included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States, Hurricane Irene and the Thailand floods. Net losses and loss expense for the year ended December 31, 2010 include $8.1 million in significant property catastrophe-related and significant per risk losses, which included net losses from the New Zealand earthquake, the Deepwater Horizon oil spill, the Chile earthquake, Europe Windstorm Xynthia and Australia hail storms and floods. A portion of these losses fall within our attritional loss ratio, as we expect a certain level of property losses each period.

The loss ratio for the year ended December 31, 2010 decreased by 1.9 percentage points compared to the year ended December 31, 2009. Significant items impacting the 2010 loss ratio were:

•

Net favorable loss development of prior year reserves in the year ended December 31, 2010 was $14.9 million compared to net favorable development of $6.1 million in the year ended December 31, 2009. The net favorable development in the year ended December 31, 2010 was principally on our property, financial institutions and professional liability lines of business. The net favorable development in the years ended December 31, 2010 and 2009 reflected better than expected loss emergence;

•

Excluding the net favorable loss development, the loss ratio was 55.4% for the year ended December 31, 2010 compared to 52.7% for the year ended December 31, 2009. The increase in the loss ratio was principally due to changes in the mix of business, which included aviation and international casualty lines of business, and an increase in catastrophe - related and significant per risk losses.

•

Net losses and loss expense for the year ended December 31, 2010 included $8.1 million in catastrophe-related and significant per-risk losses, which included net losses from the Chile earthquake, Europe Windstorm Xynthia, Australia hail storms, the New Zealand earthquake and Australia floods. Losses and loss expense for the year ended December 31, 2009 included $1.4 million in catastrophe-related and significant per risk losses.

Acquisition expenses. The acquisition cost ratio increased 4.9 percentage points for the year ended December 31, 2011 compared to the prior year. The year ended December 31, 2011 was impacted by the re-estimation of certain commission expenses based on updated information. The remaining increase was attributable to changes in the mix of business written.

The acquisition cost ratio decreased 1.2 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in acquisition costs was principally attributable to the addition of international casualty business in the first quarter of 2010, which has a lower average acquisition cost ratio than other lines of business.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased $8.5 million compared to the prior year. Costs associated with expanding our underwriting teams, growth in Brazil and regulatory changes in Europe contributed to the absolute increase in general and administrative expenses.

General and administrative expenses for the year ended December 31, 2010 increased $8.5 million compared to the year ended December 31, 2009. However, the general and administrative expense ratio for the year ended December 31, 2010 remained consistent with the year ended December 31, 2009 as net premiums earned increased at almost the same rate. General and administrative expenses for this segment included profit commission income earned by Alterra at Lloyd’s from the Syndicates that were not wholly owned by Alterra, which partially offset the costs of managing the Syndicates. Profit commission income in the year ended December 31, 2010 benefitted from a non-recurring gain of $4.9 million resulting from the closing of a year of account on one of these third-party Syndicates. Partially offsetting this profit commission income was an increase in information technology expenses, performance-based compensation, and expenses related to our new office in Brazil.

Life and Annuity Reinsurance Segment

	2011	% change	2010	% change	2009
	(Expressed in millions of U.S. Dollars)
Net premiums earned	$3.0	(33.3)%	$4.5	(89.6)%	$43.3
Net investment income	48.5	(2.6)%	49.8	(2.4)%	51.0
Net realized and unrealized (losses) gains on investments	(10.4)	(191.2)%	11.4	(69.4)%	37.3
Other income	0.4	33.3%	0.3	N/A	(0.1)
Claims and policy benefits	(59.4)	(8.9)%	(65.2)	(35.5)%	(101.1)
Acquisition costs	(0.6)	50.0%	(0.4)	(71.4)%	(1.4)
General and administrative expenses	(0.6)	(80.0)%	(3.0)	7.1%	(2.8)

(Loss) income	$(19.1)	N/A	$(2.6)	(109.9)%	$26.2

There were no new life and annuity contracts written during the years ended December 31, 2011 and 2010. One new reinsurance contract was written in the year ended December 31, 2009, accounting for most of the premiums written for that year. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. As a result, we have decided not to write any new life and annuity contracts for the foreseeable future. This decision does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.

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

Losses for the years ended December 31, 2011 and 2010 were principally due to low rates of return on our hedge fund investments. Net realized and unrealized gains and losses on investments for this segment consist entirely of net gains or losses on hedge fund investments. If hedge fund investments provide a positive rate of return over the long term, we expect that the combination of net investment income from fixed maturities and net gains from hedge funds would exceed the discount rate on our reserves and, therefore, provide positive income for this segment.

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

Investing Activities

The results of investing activities discussed below include net investment income, net realized and unrealized gains (losses) on investments and net impairment losses recognized in earnings for the consolidated group, including amounts that are allocated to the life and annuity segment.

	Year Ended		Year Ended		Year Ended
	December 31, 2011	% change	December 31, 2010	% change	December 31, 2009
	(Expressed in millions of U.S. Dollars)
Net investment income	$234.8	5.6%	$222.4	$31.1%	$169.7
Net realized and unrealized (losses) gains on investments	$(38.3)	(326.6)%	$16.9	(79.3)%	$81.8
Net impairment losses recognized in earnings	$(2.9)	11.5%	$(2.6)	(16.1)%	$(3.1)
Average yield on cash and fixed maturities	3.09%		3.39%		3.56%

Net investment income. The increase in net investment income for each of the years since 2009 was attributable principally to the increase in cash and invested assets as a result of the Amalgamation on May 12, 2010. Partially offsetting the increased investment base were declining investment yields each year. The yields available in the current fixed maturity market are generally lower than the average yield on our existing portfolio. As a result, we expect continuing downwards pressure on our investment yield for the foreseeable future.

Net realized and unrealized (losses) gains on investments include the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Expressed in millions of U.S. Dollars)
(Decrease) increase in fair value of hedge funds (a)	$(11.8)	$14.3	$75.8
(Decrease) increase in fair value of derivatives	(13.6)	(12.0)	0.8
(Decrease) increase in fair value of catastrophe bonds	(25.6)	0.4	—
(Decrease) increase in fair value of structured deposit	(2.3)	2.6	—
Income from equity method investments	1.5	0.6	0.7

(Decrease) increase in fair value of other investments	(51.8)	5.9	77.3
Net realized gains on available for sale securities	11.5	15.5	1.9
Net realized and unrealized gains (losses) on trading securities	2.0	(4.5)	2.6

Net realized and unrealized (losses) gains on investments	$(38.3)	$16.9	$81.8

(a)	An increase in fair value of derivatives of $8.1 million from a wholly-owned hedge fund is included in the increase (decrease) in fair value of hedge funds for the year ended December 31, 2009.

Change in fair value of other investments. Our investment in hedge funds comprises the majority of other investments. The decrease in fair value of the hedge fund portfolio was $11.8 million, or a negative 3.57% rate of return, for the year ended December 31, 2011, compared to an increase of $14.3 million, or a 4.27% rate of return, for the year ended December 31, 2010. The rate of return of negative 3.57% for the year ended December 31, 2011 compares to the HFRI Fund of Funds Composite Index returning negative 5.64% over the same period, which we believe is our most relevant benchmark.

The increase in fair value of the hedge fund portfolio was $75.8 million, or a 12.27% rate of return, for the year ended December 31, 2009.

Six of the nine hedge fund strategies we employed experienced negative returns during the year ended December 31, 2011. The largest contributors by investment strategy to the decrease in fair value for the year ended December 31, 2011 were the event-driven arbitrage and diversified arbitrage strategies. As of December 31, 2011, 8.5% and 7.0% of our hedge fund portfolio was allocated to the event-driven arbitrage and diversified arbitrage strategies, respectively. The largest increase in fair value offsetting the overall decrease for year was contributed by the global macro strategy. As of December 31, 2011, 19.6% of our hedge fund portfolio was allocated to this strategy.

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

The allocation of invested assets to our hedge fund portfolio as of December 31, 2011 was 3.2%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The fair value of derivatives decreased by $13.6 million for the year ended December 31, 2011 compared to a decrease of $12.0 million for the year ended December 31, 2010. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign currency forward contracts. The majority of the loss for the year ended December 31, 2011 came from interest rate swap positions taken as part of a total return strategy followed by a portion of our investment portfolio.

The fair value of derivatives decreased by $12.0 million for the year ended December 31, 2010 compared to an increase of $0.8 million for the year ended December 31, 2009. During the second quarter of 2010, we considered replacing our revolving bank loan with longer term debt. In contemplation of this plan, we entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility at that time, we elected not to replace our revolving bank loan and the forward contracts were settled for a loss of $10.4 million in the second quarter, which resulted in the majority of the loss for the year ended December 31, 2010.

Nearly all of the decrease in fair value of the catastrophe bonds for the year ended December 31, 2011 was due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan. During the second quarter of 2011, we disposed of all remaining catastrophe bond holdings. At December 31, 2010, we had $47.2 million invested in catastrophe bonds, with a par value of $45.3 million. The increase in fair value of the catastrophe bonds was $0.4 million during the year ended December 31, 2010.

As of December 31, 2011, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. Changes in the fair value of the structured deposit were due entirely to changes in the reference index.

Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. Net realized and unrealized gains on our fixed maturities portfolios for the years ended December 31, 2011, 2010 and 2009 were $13.5 million, $11.0 million and $4.5 million, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded OTTI losses through earnings for the years ended December 31, 2011, 2010 and 2009 of $2.9 million, $2.6 million and $3.1 million, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating OTTI is included in Note 3 of our audited consolidated financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,814.7 million as of December 31, 2011 compared to $7,861.4 million as of December 31, 2010, a decrease of 0.6%. The modest decrease in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, growth in our available for sale portfolio, partially offset by smaller held to maturity and other investment portfolios, foreign exchange losses on the held to maturity portfolio, and payments for share repurchases and dividends.

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

Our fixed maturity portfolio comprises high quality, liquid securities. As of December 31, 2011, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments are included in Note 3 of our audited consolidated financial statements included herein.

Our portfolio of fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of December 31, 2011.

We performed a review of securities in an unrealized loss position as of December 31, 2011 for OTTI, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary. As a result of this process, we recognized an other than temporary impairment charge through net income of $2.9 million during the year ended December 31, 2011.

We continue to monitor the ongoing uncertainty over the financial health of certain European governments and European financial institutions and our exposure to the credit risk of these investments. As of December 31, 2011, we hold European government securities with a fair value of $727.1 million, distributed as follows:

	As of December 31, 2011
	Fair Value	% of Total
	(in millions of U.S. Dollars)
France	$263.8	36.3%
Germany	247.5	34.0%
Netherlands	147.8	20.3%
Ireland	23.8	3.3%
Belgium	19.8	2.7%
United Kingdom	11.4	1.6%
Denmark	5.8	0.8%
All other European countries	7.2	1.0%

European government holdings	$727.1	100.0%

We hold no securities issued by the governments of Greece, Italy, Portugal or Spain.

As of December 31, 2011, we hold securities issued by European financial institutions with a fair value of $471.0 million, distributed as follows:

	As of December 31, 2011
	Fair Value	% of Total
	(in millions of U.S. Dollars)
European Investment Bank	$66.5	14.1%
KFW	49.2	10.5%
Credit Suisse Group	35.5	7.5%
Lloyds Banking Group plc	31.3	6.6%
UBS AG	30.3	6.4%
BNP Paribas SA	26.6	5.7%
HSBC Holdings plc	23.5	5.0%
Barclays plc	22.4	4.8%
All other	185.7	39.4%

European financial institution holdings	$471.0	100.0%

All of our European government and financial institutions holdings are included within our review procedures for other-than-temporary impairments. A discussion of our process for estimating OTTI is included in Note 3 of our audited consolidated financial statements included herein.

Potential risks associated with sovereign debt of European Union member states and Euro denominated investments are discussed in “Item 1A - Risk Factors - The Financial crisis in Europe, including the threat of default on European sovereign debt, the devaluation of the Euro and the dissolution of the European Union, could adversely affect our results of operations, liquidity and financial condition.”

As described in Note 4 of our audited consolidated financial statements, our available for sale and trading fixed maturities investments and the majority of our other investments are carried at fair value.

Fair value prices for all securities in our fixed maturities portfolio are independently provided by our investment custodians, our investment accounting service provider and our investment managers, with each utilizing internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian, investment accounting service provider or investment manager after validating the prices. Our validation process includes: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market.

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

Certain funds in which we invest have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a gate. The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process, which allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund.

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of December 31, 2011, we estimate that over 72.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our December 31, 2011 outstanding redemptions receivable of $23.8 million, none of which are gated, $21.1 million was received in cash prior to February 23, 2012. The fair value of our holdings in funds with gates imposed as of December 31, 2011 was $19.1 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of December 31, 2011, the fair value of our hedge funds held in side-pockets was $37.4 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the table below indicates our best estimate of the earliest date from December 31, 2011 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of December 31, 2011
	Fair Value	% of Hedge fund portfolio
	(in millions of U.S. Dollars)
Liquidity:
Within 90 days	$54.2	21.7%
Between 91 to 180 days	50.8	20.3%
Between 181 to 365 days	42.1	16.8%
Greater than 365 days	102.9	41.2%

Total hedge funds	$250.0	100.0%

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

We also hold an index-linked structured deposit. The deposit has a guaranteed minimum redemption value of $24.3 million and a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit.

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,068.1 million as of December 31, 2011 compared to $956.1 million as of December 31, 2010, an increase of 11.7%. This increase resulted principally from recoveries on losses for the significant catastrophes during the year and additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the year ended December 31, 2011.

Losses recoverable from reinsurers on property and casualty business were $1,034.9 million and $921.0 million as of December 31, 2011 and December 31, 2010, respectively. Benefits recoverable from reinsurers on life and annuity business were $33.2 million and $35.1 million as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, 85.9% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best, 8.4% were rated “A-” and the remaining 5.7% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR-not rated” retrocessionaire and accounted for 3.3% of our losses and benefits recoverable as of December 31, 2011. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 214.1% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires we retain collateral equal to 84.0% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of December 31, 2011, 95.6% of our losses and benefits recoverable were not due for payment.

Liabilities for property and casualty losses. Property and casualty losses totaled $4,216.5 million as of December 31, 2011 compared to $3,906.1 million as of December 31, 2010, an increase of 7.9%. During the year ended December 31, 2011, we incurred gross losses of $1,188.8 million, we paid $873.2 million in property and casualty losses and we recorded gross favorable development on prior year reserves of $160.5 million. Net of reinsurance, we paid $748.6 million in property and casualty losses during the year ended December 31, 2011.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,190.7 million as of December 31, 2011 compared to $1,275.6 million as of December 31, 2010. The decrease was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $120.5 million of benefit payments during the year ended December 31, 2011.

Senior notes. On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year. The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of all issuance costs, from the sale of the 6.25% senior notes were $346.9 million and were used to repay a $200.0 million revolving bank loan outstanding under a credit facility, that was subsequently replaced in December of 2011, with the remainder to be used for general corporate purposes.

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the senior notes outstanding as of December 31, 2011 was $90.6 million. The net proceeds for the sale of the 7.20% senior notes were used to repay a bank loan used to acquire Alterra E&S.

Shareholders’ equity. Our shareholders’ equity decreased to $2,809.2 million as of December 31, 2011 from $2,918.3 million as of December 31, 2010, a decrease of 3.7%, principally due to the repurchase of $225.1 million of common shares and the declaration of dividends of $54.5 million, partially offset by net income of $65.3 million in the year ended December 31, 2011. In addition, we recorded an increase in accumulated other comprehensive income of $68.0 million, principally from an increase in net unrealized gains on investments.

Liquidity. We generated $235.6 million of cash from operations during the year ended December 31, 2011 compared to $308.3 million for the year ended December 31, 2010. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $250.0 million using our current credit facilities, subject to certain conditions. Our largest credit facility, a $1,100.0 million four-year secured facility, expires in December 2015. Our cash and cash equivalents balance was $922.8 million as of December 31, 2011. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of December 31, 2011. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal asset is its investment in the common shares of its principal operating subsidiary, Alterra Bermuda. Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of December 31, 2011, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda returned $450.0 million of capital and surplus to Alterra during the year ended December 31, 2011 through dividends and distribution of additional paid-in capital. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. During the year ended December 31, 2011 we replaced our $850.0 million five-year credit facility and our $600.0 million five-year credit facility with a $1,100.0 million four-year credit facility. As of December 31, 2011, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available, subject to certain conditions. On that date, we had $604.0 million in letters of credit outstanding under these facilities. We had a British pound sterling, or GBP, denominated letter of credit facility of GBP 30.0 million ($46.6 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($26.1 million) was utilized as of December 31, 2011. We also had a GBP denominated letter of credit facility of GBP 60.0 million ($93.3 million) which was used to support our Funds at Lloyd’s commitments but is no longer being used for this purpose and is scheduled to expire in June 2012. Each of our credit facilities requires that we comply with certain financial covenants, which may include covenants related to maximum debt to capital ratio, minimum consolidated tangible net worth, minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of December 31, 2011.

As of December 31, 2011, we provided $209.5 million in Funds at Lloyd’s. These amounts are not available for distribution for the payment of dividends. Our Funds at Lloyd’s commitments are met using cash and fixed maturity securities. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of December 31, 2011, total shareholders’ equity was $2,809.2 million compared to $2,918.3 million as of December 31, 2010, a decrease of 3.7%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the SEC that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I.

In September of 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra.

In April 2007, Alterra USA issued $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of December 31, 2011. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

We may repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the year ended December 31, 2011, we repurchased 10,389,707 common shares for $225.1 million. As of December 31, 2011, the aggregate amount available under our Board approved share repurchase plan was $104.4 million. On February 8, 2012, our Board of Directors authorized an additional $150.0 million in repurchases.

Off-balance sheet arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Expressed in millions of U.S. dollars)
Senior notes	$667.9	$28.4	$56.8	$56.8	$525.9
Operating lease obligations	26.2	7.4	8.3	4.5	6.0
Property and casualty losses	4,216.5	617.3	1,421.4	963.4	1,214.4
Life and annuity benefits	2,248.0	109.7	207.2	193.8	1,737.3
Deposit liabilities	167.6	41.0	68.4	9.4	48.8

Total	$7,326.2	$803.8	$1,762.1	$1,227.9	$3,532.4

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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2011 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements as of December 31, 2011 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we have presented net operating income and net operating return on average shareholders’ equity, which are “non-GAAP financial measures” as defined in Regulation G. We believe that these non-GAAP financial measures, which may be defined differently by other companies, allow for a more complete understanding of the performance of our business. These measures, however, should not be viewed as a substitute for those determined in accordance with U.S. GAAP. A reconciliation of the non-GAAP financial measures to their respective most directly comparable U.S. GAAP financial measures is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Expressed in millions of U.S. Dollars, except share and per share amounts)
Net income	$65.3	$302.3	$246.2
Net realized and unrealized losses (gains) on non-hedge fund investments, net of tax (a)	30.4	(0.9)	(1.4)
Net foreign exchange (gains) losses, net of tax	0.9	0.4	(4.3)
Merger and acquisition expenses, net of tax	—	(50.1)	(31.6)

Net operating income	$96.6	$251.7	$208.9

Net income per diluted share	$0.61	$3.17	$4.26
Net realized and unrealized losses (gains) on (a) non-hedge fund investments, net of tax	0.29	(0.01)	(0.02)
Net foreign exchange losses, net of tax	0.01	0.01	(0.07)
Merger and acquisition expenses, net of tax	—	(0.53)	(0.55)

Net operating income per diluted share	$0.91	$2.64	$3.62

Weighted average common shares outstanding - basic	105,249,683	94,682,279	57,006,908
Weighted average common shares outstanding - diluted	106,502,893	95,459,375	57,767,137
Average shareholders’ equity (b)	$2,806.2	$2,467.4	$1,398.9
Return on average shareholders’ equity	2.3%	12.3%	17.6%
Net operating return on average shareholders’ equity	3.4%	10.2%	14.9%

Per share totals may not add due to rounding.

(a)	Net realized and unrealized losses (gains) on non-hedge fund investments includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, income from equity method investments and change in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the average of the quarterly average shareholders’ equity balances. The average for the year ended December 31, 2010 has been weighted to include Harbor Point from May 12, 2010, the date of the consummation of the Amalgamation.

We believe that net operating income provides a better indication of management performance than net income as realized and unrealized gains and losses on fixed maturities may fluctuate from period to period and foreign exchange gains and losses are typically outside the control of management. Merger and acquisition expenses are not indicative of expenses fundamental to the business and may fluctuate from period to period. We believe that net operating return on average shareholders’ equity allows management to assess how the company has performed in terms of wealth generated for our shareholders.

New Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (820) – Improving Disclosures about Fair Value Measurements

Accounting Standards Update, or ASU, 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We have reflected the disclosure requirements effective for the current period in the consolidated financial statements and they did not have a material impact.

ASU 2010-20, Receivables (310) – Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We have reflected the disclosure requirements effective for the current period in the consolidated financial statements and they have not had a material impact.

ASU 2010-26, Financial Services – Insurance (944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined by U.S.GAAP. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 is effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

ASU 2011-05, Comprehensive Income (220)

ASU 2011-05 requires companies to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. This eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. Companies are also required to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective for fiscal periods beginning on or after December 15, 2011 with early adoption permitted. The requirement to present reclassification adjustments on the face of the financial statements has been deferred and no effective date has been determined. We do not expect this standard to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employs various strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay insurance and reinsurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liabilities. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, our earnings are affected by these changes. We manage our market risk based on board-approved investment policies. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers (with limited and specific exceptions) and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.

As of December 31, 2011, 94.4% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of December 31, 2011, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, generally must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Our guidelines permit three of our investment managers (managing approximately 3.0% of our invested assets by fair value as of December 31, 2011) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole.

As of December 31, 2011, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.6%, or approximately $307.5 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.1%, or approximately $340.5 million.

With respect to our hedge fund portfolio, we monitor the strategies and funds in which we are invested. We focus on risk as well as return in the selection of each of our hedge fund portfolio investments. We select individual hedge funds that have exhibited attractive risk/reward characteristics and low correlation to other investments in the portfolio, as opposed to individual investments that have shown the highest return, but also higher volatility of return. We then combine the selected individual hedge funds into a portfolio of hedge funds. By combining investments that we believe have moderate volatility and low correlations, we aim to achieve a hedge fund portfolio that has overall lower volatility relative to investing in a common stock portfolio or a typical fund of hedge funds portfolio.

As of December 31, 2011, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.0%, or approximately $2.5 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.0%, or approximately $2.5 million. Another method that attempts to measure portfolio risk is

Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of December 31, 2011, our hedge fund portfolio’s VaR was estimated to be 12.0% at the 99.0% level of confidence and with a three-month time horizon.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth under “Item 15—Exhibits and Financial Statement Schedules.”

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

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The attestation report issued by our independent registered public accounting firm, KPMG, on the effectiveness of the Company’s internal control over financial reporting is included on page 97.

Management evaluated whether there was a change in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended December 31, 2011.

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

The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Shares Vested in Fiscal Year 2011,” “Pension Benefits,” “Non-Qualified Deferred Compensation as of December 31, 2011,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Employment Agreements,” “2008 Incentive Plan,” “2006 Incentive Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit	Description

2.1	Agreement and Plan of Amalgamation, dated as of March 3, 2010, by and among Max Capital Group Ltd., Alterra Holdings Limited and Harbor Point Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2010).

3(i).1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

3(i).2	Certificate of Incorporation of Max USA Holdings Ltd. (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

3(i).3	Certificate of Formation of Alterra Finance LLC (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

3(ii).1	Amended and Restated Bye-laws of Alterra Capital Holdings Limited.

3(ii).2	Amended and Restated By-laws of Alterra USA Holdings Limited.

3(ii).3	Limited Liability Company Agreement of Alterra Finance LLC (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

4.2	Indenture, dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as trustee, paying agent and registrar (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on From 8-K filed with the SEC on September 27, 2010).

4.3	First Supplemental Indenture, dated as of September 27, 2010 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.4	Form of 6.25% Senior Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.5	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.6	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.7	Form of Junior Subordinated Debt Indenture (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.8	Form of Alterra Finance LLC Senior Debt Indenture (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.9	Form of Alterra Finance LLC Subordinated Debt Indenture (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

Exhibit	Description

4.10	Amended and Restated Certificate of Trust (incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.11	Amended and Restated Declaration of Trust of Alterra Capital Trust I (incorporated by reference to Exhibit 4.17 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.12	Form of Second Amended and Restated Declaration of Trust of Alterra Capital Trust I (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.13	Form of Preferred Securities Guarantee Agreement with respect to the preferred securities issued by Alterra Capital Trust I (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.14	Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

4.15	Alterra Capital Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

4.16	Alterra Capital Holdings Limited 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

4.17	Max Capital Group Ltd. Employee Stock Purchase Plan for U.S. Taxpayers (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

4.18	Max Capital Group Ltd. Employee Stock Purchase Plan for Non-U.S. Taxpayers (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement (333-151211) filed with the SEC on May 28, 2008).

10.1	Employment Agreement, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.2	Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Peter A. Minton (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.3	Stay Agreement, dated October 18, 2010, by and between Alterra Capital Holdings Limited and Peter A. Minton (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2011).

Exhibit	Description

10.4

Employment Agreement, dated as of July 27, 2007, by and between Max Capital Group Ltd. and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on

July 30, 2007).

10.5	Employment Agreement between Harbor Point Limited and John R. Berger, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.5a of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.6	First Amendment to Employment Agreement between Harbor Point Limited and John R. Berger, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.5b of the Registrant’s Registration Statement (333-165413) filed with the SEC of March 12, 2010).

10.7	Second Amendment to Employment Agreement between Harbor Point Limited and John R. Berger, dated as of March 3, 2010 (incorporated by reference to Exhibit 10.5c of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.8	Separation Agreement between Alterra Capital Holdings Limited and John R. Berger, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.9	Employment Agreement between Harbor Point Limited and Andrew Cook, dated as of December 2, 2005 (incorporated by reference to Exhibit 10.6a of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.10	First Amendment to Employment Agreement between Harbor Point Limited and Andrew Cook (incorporated by reference to Exhibit 10.6b of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 22, 2010).

10.11	Credit Agreement, dated as of December 16, 2011, among Alterra Capital Holdings Limited and Alterra Bermuda, as borrowers, various financial institutions as lenders, Bank of America, N.A., as administrative agent, fronting bank and letter of credit administrator, Citibank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, ING Bank N.V., London Branch, Lloyds Securities Inc., and The Bank of New York Mellon, as co-documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC as joint lead arranger and joint book managers (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011).

10.12	Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as the lenders, ING Bank N.V., London Branch and Citibank, NA, as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2007).

10.13	First Amendment Agreement, dated September 16, 2008 and effective September 23, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America,

Exhibit	Description

National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2008).

10.14	Second Amendment Agreement, dated October 1, 2008, to the Credit Agreement, dated as of August 7, 2007, among Max Bermuda Ltd. and Max Capital Group Ltd., as borrowers, various financial institutions as lenders, ING Bank N.V., London Branch and Citibank, N.A., as co-syndication agents, Bank of America, National Association, as fronting bank, as administrative agent, and as letter of credit administrator for the lenders and Banc of America Securities LLC, as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 06, 2008).

10.15

Third Amendment and Limited Consent to Credit Agreement, dated as of March 3, 2010, by and among Max Bermuda Ltd., Max Capital Group Ltd., the Lender parties thereto and Bank of America, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on

March 4, 2010).

10.16	Fourth Amendment to the Credit Agreement, dated as of August 5, 2010, by and among Alterra Capital Holdings Limited, Alterra Insurance Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2010).

10.17	Guaranty Agreement executed May 12, 2010 by Max Capital Group Ltd. in favor of the lenders under the Credit Agreement, dated as of August 7, 2007, by and among Max Bermuda Limited, Max Capital Group Ltd., certain lenders party thereto, and Bank of America, N.A., as administrative agent (as amended from time to time) (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.18	Guaranty Agreement, dated as of September 27, 2010, by Alterra Finance LLC, in favor of the Lender parties to the Credit Agreement, dated as of August 7, 2007, by and among Alterra Bermuda Limited, Alterra Capital Holdings Limited, certain lenders party thereto, and Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

10.19	Credit Agreement, dated December 22, 2006, by and between Max Bermuda Ltd. as borrower and The Bank of Nova Scotia as the Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.20	Amendment No. 1 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.21	Amendment No. 2 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on December 22, 2008).

10.22	Amendment No. 3 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on December 21, 2009).

10.23	Amendment No. 4 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on May 5, 2010).

10.24	Amendment No. 5 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on September 1, 2010).

Exhibit	Description

10.25	Amendment No. 6 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on December 6, 2010).

10.26	Amendment No. 7 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on December 13, 2010).

10.27	Amendment No. 8 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on December 13, 2011).

10.28	Amendment No. 9 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on From 8-K filed with the SEC on December 16, 2011).

10.29	Amending and Restating Agreement, dated as of December 16, 2010, Relating to a Credit Facility Agreement, dated October 13, 2008, by and among Alterra Capital UK Limited, as Account Party and Applicant, Alterra Capital Holdings Limited, as Guarantor, the Banks and Financial Institutions listed on the Schedules thereto, as Banks and ING Bank N.V., London Branch as Agent, Issuing Bank and Security Trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

10.30	Supplemental Letter, dated December 19, 2011, relating to a Credit Facility Agreement, dated as of October 13, 2008, as previously amended and restated (incorporated by reference Exhibit 10.1 of the Registrant’s Current Report of Form 8-K filed with the SEC on December 23, 2011).

10.31	Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Harbor Point Limited, the other borrower party thereto, the financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.32	First Amendment and Limited Consent to Credit Agreement, executed March 3, 2010, by and among Harbor Point Limited, the other borrower party thereto, the financial institutions party thereto as lenders and Bank of America, N.A., as the fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.33	Second Amendment to the Amended and Restated Credit Agreement, dated as of August 5, 2010, by and among certain subsidiaries of Alterra Capital Holdings Limited, the Lender parties thereto, and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2010).

10.34	Guaranty Agreement executed May 12, 2010 by Max Capital Group Ltd. in favor of the lenders under the Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Harbor Point Limited, the other borrower party thereto, the lender party thereto and Bank of America, N.A., as administrative agent (as amended) (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.35	Guaranty Agreement, dated as of September 27, 2010, by Alterra Finance LLC, in favor of the Lender parties to the Amended and Restated Credit Agreement, dated as of June 12, 2007, by and among Alterra Holdings Limited, Alterra Bermuda Limited (f/k/a Harbor Point Re Limited), Alterra Reinsurance USA Inc. (f/k/a Harbor Point Reinsurance U.S., Inc.), Alterra Holdings USA Inc. (f/k/a Harbor Point U.S. Holdings, Inc.) certain lenders party thereto, and Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

10.36	Letter of Credit Facility, dated July 2, 2009, by and between Harbor Point Re Limited and Citi Europe Plc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

Exhibit	Description

10.37	Summary of Terms to Letter of Credit Facility by and between Alterra Bermuda Limited and Citi Europe Plc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011).

10.38	Form of Amended and Restated Warrant for former Max holders issued May 12, 2010 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.39	Form of Amended and Restated Warrant for former Harbor Point holders issued May 12, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.40	Form of Amended and Restated Employee Warrant for former Harbor Point holders issued May 12, 2010 (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.41	Alterra Capital Holdings Limited Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011).

10.42	Form of Director Restricted Stock Award Agreement under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan and Form of Alterra Capital Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.43	Form of Director Restricted Stock Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement (333-150660) filed with the SEC on May 6, 2008).

10.44	Forms of Harbor Point Limited Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.45	Form of Harbor Point Limited Option Award Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.46	Form of Restricted Share Award Agreement for grants made under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (special retention) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on From 8-K filed with the SEC on May 25, 2010).

10.47	Form of Restricted Share Award Agreement for grants made under the Alterra Capital Holdings Limited Amended and Restated 2006 Equity Incentive Plan (special retention) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on From 8-K filed with the SEC on May 25, 2010).

10.48	Form of Employee Restricted Stock Award Agreement under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.49	Forms of Employee Restricted Stock Agreements under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.50	Forms of Employee Restricted Stock Unit Agreements under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.51	Form of Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

Exhibit	Description

10.52	Form of Restricted Stock Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.53

Restricted Stock Award Agreement for W. Marston Becker, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on

Form 8-K filed with the SEC on June 3, 2011).

10.54	Form of Option Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.55	Form of Stock Option agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 18, 2008).

10.56	Form of Non-Employee Director Restricted Stock Award Agreement, pursuant to the Alterra Capital Holdings Limited 2006 Long Term Incentive Plan (for awards beginning May 3, 2011) (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011).

10.57	Form of Non-Employee Director Restricted Stock Award Agreement, pursuant to the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (for awards beginning May 3, 2011) (incorporated by reference to Exhibit 10.2(b) of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011).

10.58	Purchase Agreement, dated April 11, 2007, by and between Max USA Holdings Ltd., Max Capital Group Ltd., as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.59	Indenture, dated April 15, 2007, among Max USA Holdings Ltd., as issuer, Max Capital Group Ltd., as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.60	Officer’s Certificate of Max USA Holdings Ltd., dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.61	Indemnification Agreement, effective as of August 10, 2007, among Max Capital Group Ltd., Max Capital Trust I, and Peter A. Minton and Joseph W. Roberts (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

10.62	Registration Rights Agreement, dated as of May 12, 2010, by and among Alterra Capital Holdings Limited, Moore Global Investments, Ltd., Moore Holdings, L.L.C., Remington Investment Strategies, L.P., The Chubb Corporation, Trident III Professionals Fund, L.P. and Trident III, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

10.63	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 26, 2010).

10.64	Underwriting Services Agreement, dated as of May 1, 2011, by and among New Point Re IV Limited, Alterra Agency Limited and Alterra Bermuda Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011).

10.65	Quota Share Reinsurance Agreement, dated as of June 9, 2006, by and between Harbor Point Re Limited and Bay Point Re Limited (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.66	Underwriting Services Agreement, dated December 17, 2008, by and among New Point Re III Limited, Harbor Point Agency Limited, Harbor Point Limited and Harbor Point Re Limited, as amended by that certain Amendment No. 1, dated December 31, 2009, by and among the parties (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

Exhibit	Description

10.67	Amended and Restated Reinsurance Services Agreement, dated December 13, 2005, between Federal Insurance Company and Harbor Point Services, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.68	Amended and Restated Runoff Services Agreement, dated December 13, 2005, between Federal Insurance Company and Harbor Point Services, Inc. (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.69	Insurance Management Agreement, dated as of May 10, 2001, and amendments among Max Re Managers Ltd., Max Re Capital Ltd., Bayerische Hypo-Und Vereinsbank AG and Grand Central Re Limited (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.70	Investment Manager Agreement, dated as of December 27, 2005, by and between Harbor Point Re Limited and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.13 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.71	Investment Management Agreement, dated as of December 27, 2005, between Deutsche Investment Management Americas Inc. and Harbor Point Re Limited (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.72	Investment Management Agreement, dated December 27, 2005, between Harbor Point Re Limited and Pacific Investment Management Company LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.73	Investment Management Agreement, dated as of June 26, 2003, by and between Asset Allocation & Management Company, L.L.C. and Max Re Ltd. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.74

Investment Management Agreement, dated as of May 1, 2000, between General Re-New England Asset Management, Inc. and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement

(333-62006) filed with the SEC on July 6, 2001).

10.75	Portfolio Management Agreement, dated June 24, 2003, by and between Conning Asset Management Company and Max Re Ltd. (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.76	Investment Management Agreement, dated as of October 31, 2008, between Deutsche Investment Management Americas Inc. and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.77	Investment Management Agreement, dated as of April 8, 2009, by and between Wellington Management Company, LLP and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.78	Investment Management Agreement, dated as of July 20, 2009, and amendment by and between Lazard Asset Management LLC and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.79

Discretionary Advisory Agreement, dated as of December 31, 2010, between Goldman Sachs Asset Management L.P. and Alterra Bermuda Limited (incorporated by reference to Exhibit 10.81 of the Registrant’s Annual Report on

Form 10-K filed with SEC on February 25, 2011).

Exhibit	Description

10.80	Investment Management Agreement, dated November 11, 2010, by and between Alterra Holdings USA Inc. and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.82 of the Registrant’s Annual Report on Form 10-K filed with SEC on February 25, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

23.1	Consent of KPMG.

24.1	Power of Attorney for officers and directors of Alterra Capital Holdings Limited (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Alterra Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011 , 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERRA CAPITAL HOLDINGS LIMITED

/s/ W. Marston Becker
W. Marston Becker
Chief Executive Officer

February 24, 2012

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

/s/ W. Marston Becker	/s/ Joseph W. Roberts
W. Marston Becker Chief Executive Officer and Director (Principal executive officer)	Joseph W. Roberts Executive Vice President and Chief Financial Officer (Principal financial officer)

Date: February 24, 2012	Date: February 24, 2012

/s/ David F. Shead
David F. Shead Chief Accounting Officer (Principal accounting officer)

Date: February 24, 2012

/s/ James D. Carey	/s/ K. Bruce Connell
James D. Carey Director	K. Bruce Connell Director

Date: February 24, 2012	Date: February 24, 2012

/s/ W. Thomas Forrester	/s/ Meryl D. Hartzband
W. Thomas Forrester Director	Meryl D. Hartzband Director

Date: February 24, 2012	Date: February 24, 2012

/s/ Willis T. King, Jr.	/s/ James H. MacNaughton
Willis T. King, Jr. Director	James H. MacNaughton Director

Date: February 24, 2012	Date: February 24, 2012

/s/ Stephan F. Newhouse	/s/ Michael O’Reilly
Stephan F. Newhouse Director	Michael O’Reilly Director

Date: February 24, 2012	Date: February 24, 2012

/s/ Andrew H. Rush	/s/ Mario P. Torsiello
Andrew H. Rush Director	Mario P. Torsiello Director

Date: February 24, 2012	Date: February 24, 2012

/s/ James L. Zech
James L. Zech Director

Date: February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alterra Capital Holdings Limited:

We have audited the accompanying consolidated balance sheets of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alterra Capital Holdings Limited’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alterra Capital Holdings Limited:

We have audited Alterra Capital Holdings Limited’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alterra Capital Holdings Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alterra Capital Holdings Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alterra Capital Holdings Limited as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda

February 24, 2012

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Expressed in thousands of U.S. Dollars, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$922,844	$905,606
Fixed maturities, trading, at fair value (amortized cost: 2011 - $226,716; 2010 - $248,829)	229,206	244,872
Fixed maturities, available for sale, at fair value (amortized cost: 2011 - $5,290,124; 2010 - $5,276,326)	5,501,925	5,392,643
Fixed maturities, held to maturity, at amortized cost (fair value: 2011 - $1,011,493; 2010 - $1,015,512)	874,259	940,104
Other investments, at fair value	286,515	378,128
Accrued interest income	71,322	75,414
Premiums receivable	715,154	588,537
Losses and benefits recoverable from reinsurers	1,068,119	956,115
Deferred acquisition costs	145,850	111,901
Prepaid reinsurance premiums	212,238	149,252
Trades pending settlement	22,887	32,393
Goodwill and intangible assets	56,111	59,076
Other assets	79,417	83,247

Total assets	$10,185,847	$9,917,288

LIABILITIES
Property and casualty losses	$4,216,538	$3,906,134
Life and annuity benefits	1,190,697	1,275,580
Deposit liabilities	151,035	147,612
Funds withheld from reinsurers	112,469	121,107
Unearned property and casualty premiums	1,020,639	905,487
Reinsurance balances payable	134,354	102,942
Accounts payable and accrued expenses	110,380	99,680
Senior notes	440,500	440,476

Total liabilities	7,376,612	6,999,018

SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 102,101,950 (2010 - 110,963,160) shares issued and outstanding	102,102	110,963
Additional paid-in capital	1,847,034	2,026,045
Accumulated other comprehensive income	166,957	98,946
Retained earnings	693,142	682,316

Total shareholders’ equity	2,809,235	2,918,270

Total liabilities and shareholders’ equity	$10,185,847	$9,917,288

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2011	2010	2009
REVENUES
Gross premiums written	$1,904,066	$1,410,731	$1,375,001
Reinsurance premiums ceded	(472,077)	(371,163)	(480,481)

Net premiums written	$1,431,989	$1,039,568	$894,520

Earned premiums	$1,845,837	$1,578,647	$1,318,949
Earned premiums ceded	(420,863)	(406,161)	(484,593)

Net premiums earned	1,424,974	1,172,486	834,356
Net investment income	234,846	222,458	169,741
Net realized and unrealized (losses) gains on investments	(38,339)	16,872	81,765
Total other-than-temporary impairment losses	(2,706)	(5,873)	(5,315)
Portion of loss recognized in other comprehensive income, before taxes	(239)	3,228	2,237

Net impairment losses recognized in earnings	(2,945)	(2,645)	(3,078)
Other income	5,396	4,808	3,014

Total revenues	1,623,932	1,413,979	1,085,798

LOSSES AND EXPENSES
Net losses and loss expenses	945,593	654,841	493,599
Claims and policy benefits	59,382	65,213	101,093
Acquisition costs	261,102	187,464	96,874
Interest expense	43,688	28,275	21,339
Net foreign exchange losses (gains)	1,312	(115)	(5,772)
Merger and acquisition expenses	—	(48,776)	(31,566)
General and administrative expenses	257,074	220,586	153,995

Total losses and expenses	1,568,151	1,107,488	829,562

INCOME BEFORE TAXES	55,781	306,491	256,236
Income tax (benefit) expense	(9,501)	4,156	10,021

NET INCOME	65,282	302,335	246,215

Change in net unrealized gains and losses of fixed
maturities, net of tax	86,104	81,406	50,544
Foreign currency translation adjustment	(18,093)	(7,891)	20,286

COMPREHENSIVE INCOME	$133,293	$375,850	$317,045

Net income per share	$0.62	$3.19	$4.32

Net income per diluted share	$0.61	$3.17	$4.26

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars)

	2011	2010	2009
Common shares
Balance, beginning of year	$110,963	$55,867	$55,806
Issuance of common shares, net	1,529	65,384	1,604
Repurchase of shares	(10,390)	(10,288)	(1,543)

Balance, end of year	102,102	110,963	55,867

Additional paid-in capital
Balance, beginning of year	2,026,045	752,309	763,391
Issuance of common shares, net	2,480	1,419,442	789
Stock based compensation expense	33,208	51,769	20,907
Repurchase of shares	(214,699)	(197,475)	(32,778)

Balance, end of year	1,847,034	2,026,045	752,309

Accumulated other comprehensive income
Unrealized holdings gains (losses) on investments: Balance, beginning of year	118,197	36,791	(13,753)
Holding gains on available for sale fixed maturities arising in period, net of tax	97,044	99,603	51,563
Net realized (gains) losses on available for sale securities included in net income, net of tax	(11,179)	(14,969)	1,218
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	239	(3,228)	(2,237)

Balance, end of year	204,301	118,197	36,791

Cumulative foreign currency translation adjustment:
Balance, beginning of year	(19,251)	(11,360)	(31,646)
Foreign currency translation adjustment	(18,093)	(7,891)	20,286

Balance, end of year	(37,344)	(19,251)	(11,360)

Total accumulated other comprehensive income	166,957	98,946	25,431

Retained earnings
Balance, beginning of year	682,316	731,026	506,533
Net income	65,282	302,335	246,215
Dividends	(54,456)	(351,045)	(21,722)

Balance, end of year	693,142	682,316	731,026

Total shareholders’ equity	$2,809,235	$2,918,270	$1,564,633

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$65,282	$302,335	$246,215
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	33,208	51,769	20,907
Amortization of premium on fixed maturities	23,562	19,033	3,921
Accretion of deposit liabilities	9,298	6,289	2,907
Net realized and unrealized losses (gains) on investments	38,339	(16,872)	(81,765)
Net impairment losses recognized in earnings	2,945	2,645	3,078
Net realized gain on retirement of senior notes	—	—	(111)
Negative goodwill gain	—	(95,788)	—
Changes in:
Accrued interest income	4,079	(2,618)	(4,206)
Premiums receivable	(128,754)	342,630	(7,551)
Losses and benefits recoverable from reinsurers	(114,759)	9,751	(145,863)
Deferred acquisition costs	(34,591)	(43,716)	(12,913)
Prepaid reinsurance premiums	(63,564)	34,695	3,932
Other assets	(1,476)	(5,495)	(2,050)
Property and casualty losses	308,587	(105,958)	199,201
Life and annuity benefits	(59,010)	(32,906)	(21,070)
Funds withheld from reinsurers	(8,680)	(18,962)	(24,079)
Unearned property and casualty premiums	118,401	(98,267)	44,490
Reinsurance balances payable	31,931	(47,209)	(15,579)
Accounts payable and accrued expenses	10,769	6,941	(16,312)

Cash provided by operating activities	235,567	308,297	193,152

INVESTING ACTIVITIES
Purchases of available for sale securities	(2,317,677)	(2,419,091)	(1,212,911)
Sales of available for sale securities	1,311,423	1,243,263	281,495
Redemptions/maturities of available for sale securities	965,974	953,552	625,434
Purchases of trading securities	(76,355)	(103,067)	(195,151)
Sales of trading securities	24,563	27,207	29,578
Redemptions/maturities of trading securities	68,848	54,010	8,347
Purchases of held to maturity securities	(2,580)	(27,953)	(33,647)
Redemptions/maturities of held to maturity securities	45,713	32,354	—
Net sales of other investments	54,017	110,849	534,244
Acquisition of subsidiary, net of cash acquired	—	446,819	(8,198)

Cash provided by investing activities	73,926	317,943	29,191

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,009	1,478	2,393
Repurchase of common shares	(225,089)	(207,764)	(34,321)
Net proceeds from issuance of senior notes	—	349,997	—
Net repayments of bank loans	—	(200,000)	(375,000)
Net repayments of senior notes	—	—	(811)
Dividends paid	(54,456)	(349,495)	(21,722)
Additions to deposit liabilities	1,061	3,093	14,630
Payments of deposit liabilities	(6,733)	(14,336)	(84,168)

Cash used in financing activities	(281,208)	(417,027)	(498,999)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(11,047)	(5,885)	29,530
Net increase (decrease) in cash and cash equivalents	17,238	203,328	(247,126)
Cash and cash equivalents, beginning of year	905,606	702,278	949,404

CASH AND CASH EQUIVALENTS, END OF YEAR	$922,844	$905,606	$702,278

Supplemental Disclosure of Cash Flow Information
Interest paid	28,582	8,657	13,240
Income taxes paid	2,049	3,889	609

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

1. GENERAL

Alterra Capital Holdings Limited (“Alterra” and, collectively with its wholly-owned subsidiaries, the “Company”), formerly known as Max Capital Group Ltd. (“Max”), is a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. Alterra was incorporated on July 8, 1999 under the laws of Bermuda.

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

Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)
Alterra Capital UK	Alterra Capital UK Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)
Alterra Insurance	Alterra Insurance Limited
Alterra Europe	Alterra Europe plc
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited
Alterra Re	Harbor Point Re Limited
Alterra Re Europe	Alterra Reinsurance Europe plc
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited

The Company’s Bermuda insurance and reinsurance operations are conducted through Alterra Bermuda, which is registered as both a Class 4 and Class C insurer under the insurance laws of Bermuda. Alterra Bermuda was formed by the amalgamation of Alterra Insurance and Alterra Re on September 1, 2010.

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

The Company’s non-Lloyd’s European insurance and reinsurance operations are based primarily in Dublin through its indirect wholly-owned subsidiary, Alterra Europe, and its branch in London. Effective November 1, 2011, Alterra Europe merged with Alterra Re Europe, with Alterra Europe as the surviving entity.

The Company’s Lloyd’s operations are conducted by Alterra at Lloyd’s through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, England. As of December 31, 2011, the Company’s proportionate share of Syndicates 1400, 2525 and 2526 were 100%, approximately 2% and approximately 22%, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The consolidated financial statements include the financial statements of Alterra and all of its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements include the results of operations and cash flows of Harbor Point since the date of acquisition of May 12, 2010 and not any prior periods (including for comparative purposes), except with respect to the supplemental unaudited pro forma information included within Note 5. The Company’s proportionate share of the transactions, assets and liabilities of Syndicates 1400, 2525 and 2526 have been included in the consolidated financial statements.

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

(b) Premium revenue recognition

Property and casualty

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. Changes in reinsurance premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined.

Insurance premiums are recorded at the inception of the policy and are earned on a pro-rata basis over the period of coverage. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

Certain contracts that the Company writes are retrospectively rated and additional premium is due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and management judgment is involved with respect to the estimate of the amount of losses that the Company expects to be ceded. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Certain contracts that the Company writes provide for reinstatement of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured. The Company accrues for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and management judgment is involved with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time losses are recorded and are earned on a pro-rata basis over the coverage period.

Premiums receivable represent amounts currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. The Company monitors the credit risk associated with premiums receivable, taking into consideration credit risk is reduced by the Company’s contractual right to offset loss obligations or unearned premiums against premiums receivable. Amounts deemed uncollectible are charged to net income in the period they are determined. Changes in the estimate of premiums written will result in an adjustment to premiums receivable in the period they are determined. Certain contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums receivable on such contracts are adjusted based on the estimate of losses the Company expects to incur, and are not considered due until all losses are settled. Premiums receivable are presented net of applicable acquisition costs when the policy terms provide for the right of offset.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Life and annuity

The Company’s life and annuity reinsurance products focus on existing blocks of business and typically take the form of co-insurance structures, where the risk is generally reinsured on the same basis as that of the original policy. In a co-insurance transaction, the Company receives a percentage of the gross premium charged to the policyholder by the client, less an expense allowance granted to the client as the primary insurer. The Company writes life and annuity reinsurance agreements with respect to individual and group disability, whole life, universal life, corporate owned life, term life, fixed annuities, annuities in payment and structured settlements.

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

Deposits

Short duration reinsurance contracts entered into by the Company that are not deemed to transfer significant underwriting and timing risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. An initial accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. This accretion charge is presented in the period as either interest expense where the contract does not transfer underwriting risk, or losses, benefits and experience refunds where the contract does not transfer significant timing risk. Long duration contracts written by the Company that do not transfer significant mortality or morbidity risks are also accounted for as deposits. The Company periodically reassesses the amount of deposit liabilities and any changes to the estimated ultimate liability is recognized as an adjustment to earnings to reflect the cumulative effect since the inception of the contract and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

(c) Investments

Investments in securities with fixed maturities are classified as either trading, available for sale or held to maturity. Trading securities are carried at fair value with any unrealized gains and losses included in net income and reported as net realized and unrealized gains and losses on investments. Available for sale securities are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. Held to maturity securities, which are securities that the Company intends to hold to maturity, are carried at amortized cost. The cost of fixed maturities is adjusted for amortization of premiums and discounts. Realized gains and losses on available for sale investments are recognized in net income, and reported as net realized and unrealized gains and losses on investments, using the specific identification method.

Other-than-temporary impairments (“OTTI”) in the value of fixed maturity investments related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (i) the Company has the intent to sell the fixed maturity security or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on fixed maturity securities, the securities are accounted for as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

The Company reviews all fixed maturity securities in an unrealized loss position at the end of each quarter to identify any securities for which there is an intention to sell after the quarter end. For those securities where there is such an intention, the OTTI charge (being the difference between the amortized cost and the fair value of the security) is recognized in net income. The Company reviews fixed maturity securities in an unrealized loss position to determine whether it is more likely than not that it will be required to sell those securities. The Company considers its liquidity and working capital needs and determines if it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position. The Company also performs a review of fixed maturity securities which considers various indicators of potential credit losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, expected cash flow analysis, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Investment income is recognized when earned and includes interest income together with amortization of premium and discount on fixed maturities.

Other investments include a diversified portfolio of (i) hedge funds, (ii) catastrophe bonds, (iii) structured deposits, and (iv) reinsurance private equity investments. Investments in limited partnerships and trading entities, catastrophe bonds and structured deposits are carried at fair value. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net income. Reinsurance private equity investments where the Company has a meaningful ownership position and significant influence over operating and financial policies of the entity are carried under the equity method of accounting. Under this method, the investments are initially recorded at cost and adjusted periodically to recognize the Company’s proportionate share of income or loss and dividends from the investments. The Company believes this approximates fair value for these equity investments. The Company’s share of income or loss from these investments is included in net realized and unrealized gains and losses on investments and recognized in net income.

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

The Company believes the provision for outstanding property and casualty losses will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined.

Life and annuity benefits

The Company’s life and annuity reinsurance benefit and claim reserves are compiled on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable.

        Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedant experience and industry mortality tables, longevity, expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they result in a material adverse reserve change. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held, then the lock-in assumptions are revised and a charge for life and annuity benefits is recognized at that time.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

(f) Acquisition costs

Acquisition costs consist of commissions and fees paid to brokers and consultants, ceding commissions paid to the Company’s clients and excise taxes. Acquisition costs are reflected net of ceding commissions received by the Company from its reinsurers. Acquisition costs are amortized over the period in which the related premiums are earned or, for universal life reinsurance contracts and for deferred annuities, as a percentage of estimated gross profit. Deferred acquisition costs are regularly reviewed to determine if they are recoverable from future premium income, including investment income, by evaluating whether a loss is probable on the unexpired portion of policies in force. A premium deficiency loss is recognized when it is probable that expected future claims will exceed anticipated future premiums, reinsurance recoveries and anticipated investment income.

(g) Translation of foreign currencies

The reporting currency of the Company is the U.S. dollar. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenue and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for foreign entities is included in accumulated other comprehensive income.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

(l) Income taxes

Income taxes have been provided in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, on those operations that are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such temporary differences are primarily due to net operating loss carryforwards, and to the tax basis difference on unearned premium reserves, deferred compensation, net deferred policy acquisition costs, property and casualty losses and net unrealized appreciation on investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance.

(m) Fair value of financial instruments

The fair values of financial instruments not disclosed elsewhere in the financial statements approximate their carrying value due to their short-term nature or because they earn or attract interest at market rates. Fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity discounts, currency, credit and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks and estimates of future cash flows, could significantly affect these fair value estimates.

(n) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures them at the fair value of the instrument. The Company participates in derivative instruments for purposes of risk hedging or security replication, to obtain risk neutral substitutes for physical securities, and to adjust the curve and/or duration positioning of the investment portfolio. For these instruments, changes in assets or liabilities measured at fair value are recorded within net realized and unrealized gains and losses on investments.

(o) Application of new accounting standards

ASU 2010-06, Fair Value Measurements and Disclosures (820) – Improving Disclosures about Fair Value Measurements

Accounting Standards Update (“ASU”) 2010-06 requires additional disclosure, and clarifies existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has reflected the disclosure requirements effective for the current period in its consolidated financial statements and they did not have a material impact.

ASU 2010-20, Receivables (310) – Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and allowances for credit losses. The additional requirements include disclosure of the nature of credit risks inherent in financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has reflected the disclosure requirements effective for the current period in its consolidated financial statements and they did not have a material impact.

ASU 2010-26, Financial Services – Insurance (944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in Financial Accounting Standards Board (“FASB”) guidance. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (220)

ASU 2011-05 requires companies to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. This eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. Companies are also required to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 will be effective for fiscal periods beginning on or after December 15, 2011 with early adoption permitted. The requirement to present reclassification adjustments on the face of the financial statements has been deferred and no effective date has been determined. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

3. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of December 31, 2011 and 2010 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
December 31, 2011	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$686,818	$39,709	$(188)	$—	$726,339
Non-U.S. governments	121,769	8,087	(486)	—	129,370
Corporate securities	2,418,673	104,241	(20,259)	(1,040)	2,501,615
Municipal securities	241,303	22,464	(760)	—	263,007
Asset-backed securities	250,070	1,325	(11,635)	—	239,760
Residential mortgage-backed securities (1)	1,244,274	45,027	(2,440)	(1,230)	1,285,631
Commercial mortgage-backed securities	327,217	30,617	(1,631)	—	356,203

	$5,290,124	$251,470	$(37,399)	$(2,270)	$5,501,925

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
December 31, 2010	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$903,197	$14,550	$(6,648)	$—	$911,099
Non-U.S. governments	76,178	3,756	(823)	—	79,111
Corporate securities	2,525,651	74,459	(9,572)	—	2,590,538
Municipal securities	237,772	3,319	(3,077)	—	238,014
Asset-backed securities	92,713	528	(8,914)	(23)	84,304
Residential mortgage-backed securities (1)	1,137,934	31,451	(5,784)	(2,140)	1,161,461
Commercial mortgage-backed securities	302,881	27,667	(2,432)	—	328,116

	$5,276,326	$155,730	$(37,250)	$(2,163)	$5,392,643

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,114,064 (2010—$1,064,570).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of available for sale fixed maturities as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,840,403	33.5	$1,975,669	36.6
AAA	850,379	15.5	1,010,313	18.7
AA	840,397	15.3	615,518	11.4
A	1,322,267	24.0	1,303,425	24.2
BBB	280,159	5.1	226,232	4.2
BB	84,385	1.5	32,021	0.6
B	131,159	2.4	138,703	2.6
CCC or lower	53,157	1.0	44,897	0.8
Not rated	99,619	1.7	45,865	0.9

	$5,501,925	100.0	$5,392,643	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,114,064 (2010—$1,064,570).

The maturity distribution for available for sale fixed maturities held as of December 31, 2011 was:

	Amortized Cost	Fair Value
Within one year	$692,310	$697,266
After one year through five years	1,599,497	1,638,593
After five years through ten years	700,580	741,380
More than ten years	476,176	543,092

	3,468,563	3,620,331
Asset-backed securities	250,070	239,760
Mortgage-backed securities	1,571,491	1,641,834

	$5,290,124	$5,501,925

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities – Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of December 31, 2011 and 2010 were:

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,201	$3,705	$—	$32,906
Non-U.S. governments	524,449	98,631	—	623,080
Corporate securities	319,609	34,895	—	354,504
Asset-backed securities	1,000	3	—	1,003

	$874,259	$137,234	$—	$1,011,493

December 31, 2010	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,687	$513	$—	$30,200
Non-U.S. governments	538,274	48,779	—	587,053
Corporate securities	371,143	26,118	—	397,261
Asset-backed securities	1,000	—	(2)	998

	$940,104	$75,410	$(2)	$1,015,512

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of December 31, 2011 and 2010.

December 31, 2011	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,201	3.3	$32,907	3.3
AAA	619,832	70.9	733,631	72.5
AA	82,511	9.4	88,631	8.8
A	117,600	13.5	129,791	12.8
BBB	24,117	2.8	25,705	2.5
BB	998	0.1	828	0.1

	$874,259	100.0	$1,011,493	100.0

December 31, 2010	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,687	3.2	$30,200	3.0
AAA	641,437	68.2	699,598	68.9
AA	113,140	12.0	118,276	11.6
A	141,683	15.1	151,127	14.9
BBB	12,744	1.4	14,764	1.5
Not rated	1,413	0.1	1,547	0.1

	$940,104	100.0	$1,015,512	100.0

The maturity distribution for held to maturity fixed maturities held as of December 31, 2011 was:

	Amortized Cost	Fair Value
Within one year	$29,836	$30,077
After one year through five years	115,114	120,507
After five years through ten years	128,018	137,739
More than ten years	600,291	722,167

	873,259	1,010,490
Asset-backed securities	1,000	1,003

	$874,259	$1,011,493

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the years ended December 31, 2011, 2010 and 2009 was:

	2011	2010	2009
Interest earned on investments and cash and cash equivalents	$266,648	$245,551	$177,049
Interest earned on funds withheld	607	3,505	1,350
Amortization of premium on fixed maturities	(23,562)	(19,033)	(3,921)
Investment expenses	(8,847)	(7,565)	(4,737)

	$234,846	$222,458	$169,741

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the years ended December 31, 2011, 2010 and 2009 were:

	2011	2010	2009
Gross realized gains on available for sale securities	$20,212	$22,322	$12,007
Gross realized losses on available for sale securities	(8,703)	(6,848)	(10,122)
Net realized and unrealized gains (losses) on trading securities	2,031	(4,476)	2,590
(Decrease) increase in fair value of hedge funds	(11,795)	14,333	75,755
(Decrease) increase in fair value of catastrophe bonds	(25,641)	373	—
(Decrease) increase in fair value of structured deposit	(2,269)	2,559	—
Income from equity method investments	1,445	558	759
(Decrease) increase in fair value of derivatives	(13,619)	(11,949)	776

Net realized and unrealized (losses) gains on investments	$(38,339)	$16,872	$81,765

Net other-than-temporary impairment losses recognized in earnings	$(2,945)	$(2,645)	$(3,078)

Increase in net unrealized gains on available for sale fixed maturities, before tax (1)	$95,484	$83,899	$50,564

(1)	Included in the 2009 amount is $3,123 comprising the change in net unrealized gains on available for sale securities prior to their classification to held to maturity.

Included in net realized and unrealized gains (losses) on trading securities were $904 of net realized gains on trading securities sold during the year ended December 31, 2011 (net realized losses of $231 and $99 in 2010 and 2009, respectively).

Other-Than-Temporary Impairment

The Company recorded $2,945, $2,645 and $3,078 of OTTI in earnings for the years ended December 31, 2011, 2010 and 2009, respectively, of which $2,543, $2,645 and $2,869 related to estimated credit losses for the years ended December 31, 2011, 2010 and 2009, respectively.

The following methodology and significant inputs were used to determine the estimated credit losses during the year ended December 31, 2011:

•

Corporate securities ($687 credit loss recognized) – the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security; and

•

Residential mortgage-backed securities ($1,856 credit loss recognized) - the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of December 31, 2011 and 2010 were:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$19,185	$188	$—	$—	$19,185	$188
Non-U.S. governments	19,265	486	—	—	19,265	486
Corporate securities	405,924	21,288	1,680	11	407,604	21,299
Municipal securities	26,968	760	—	—	26,968	760
Asset-backed securities	144,323	11,326	545	309	144,868	11,635
Residential mortgage-backed securities	161,651	3,670	—	—	161,651	3,670
Commercial mortgage-backed securities	74,782	1,631	—	—	74,782	1,631

	$852,098	$39,349	$2,225	$320	$854,323	$39,669

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$303,324	$6,648	$—	$—	$303,324	$6,648
Non-U.S. governments	15,687	823	—	—	15,687	823
Corporate securities	373,511	9,572	—	—	373,511	9,572
Municipal securities	83,134	3,077	—	—	83,134	3,077
Asset-backed securities	42,082	8,433	547	504	42,629	8,937
Residential mortgage-backed securities	298,301	7,924	1,333	—	299,634	7,924
Commercial mortgage-backed securities	48,861	2,432	418	—	49,279	2,432

	$1,164,900	$38,909	$2,298	$504	$1,167,198	$39,413

Of the total holding of 3,093 (2010 – 2,881) available for sale securities, 524 (2010 – 497) had unrealized losses as of December 31, 2011.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Beginning balance at January 1 (April 1 for 2009 period)	$3,768	$1,530	$—
Addition for credit loss impairment recognized on securities not previously impaired	1,442	1,375	2,869
Addition for credit loss impairment recognized on securities previously impaired	1,100	1,270	—
Reduction for securities the Company intends to sell	(460)	—	—
Reduction for securities sold during the period	(567)	(407)	(1,339)

Ending balance at December 31	$5,283	$3,768	$1,530

Other Investments

The following is a summary of other investments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
		Allocation %		Allocation %
Hedge funds	$249,971	87.2	$294,257	77.8
Catastrophe bonds	—	—	47,248	12.5
Structured deposits	24,540	8.6	26,809	7.1
Equity method investments	13,670	4.8	5,458	1.4
Derivatives	(1,666)	(0.6)	4,356	1.2

	$286,515	100.0	$378,128	100.0

Hedge Funds

The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of December 31, 2011 and 2010 was:

	December 31, 2011		December 31, 2010
	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$24,987	9.9	$35,815	12.2
Diversified arbitrage	17,368	6.9	27,892	9.5
Emerging markets	4,929	2.0	13,044	4.4

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Event-driven arbitrage	21,130	8.5	30,175	10.2
Fund of funds	31,691	12.7	42,849	14.6
Global macro	48,965	19.6	49,700	16.9
Long/short credit	4,414	1.8	10,037	3.4
Long/short equity	94,793	37.9	82,065	27.9
Opportunistic	1,694	0.7	2,680	0.9

Total hedge fund portfolio	$249,971	100.0	$294,257	100.0

Redemptions receivable of $23,846 and $38,129 related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of December 31, 2011, and December 31, 2010, respectively.

As of December 31, 2011, the hedge fund portfolio was invested in nine strategies in 31 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

Certain funds have a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem. Funds that provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, called a “gate.” The fund may implement this restriction because the aggregate amount of redemption requests as of a particular date exceeds a specified level, generally ranging from 15% to 25% of the fund’s net assets. The gate is a method for executing an orderly redemption process that allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash sometime after the redemption date.

Of the Company’s December 31, 2011 outstanding redemptions receivable of $23,846 , none of which is gated, $21,067 was received in cash prior to February 23, 2012. The fair value of the Company’s holdings in funds with gates imposed as of December 31, 2011 was $19,061 (2010—$30,209).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of December 31, 2011, the fair value of hedge funds held in side-pockets was $37,427 (2010—$61,580).

Details regarding the redemption characteristics of the hedge fund portfolio as of December 31, 2011 were as follows:

December 31, 2011	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$24,987	$14,753	$10,234	Annually	90 days
Diversified arbitrage	17,368	17,368	—
Emerging markets	4,929	4,929	—
Event-driven arbitrage	21,130	11,344	9,786	Quarterly	60 days
Fund of funds	31,691	—	31,691	Quarterly	95-370 days
Global macro	48,965	1,117	47,848	Monthly - Quarterly	30-90 days
Long/short credit	4,414	—	4,414	Quarterly	56 days
Long/short equity	94,793	5,283	89,510	Monthly - Annually(3)	30-60 days
Opportunistic	1,694	1,694	—

Total hedge funds	$249,971	$56,488	$193,483

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate as of December 31, 2011 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $14,687 is June 30, 2013.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Details regarding the redemption characteristics of the hedge fund portfolio as of December 31, 2010 were as follows:

December 31, 2010	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$35,815	$18,663	$17,152	Biannually (3)	180 days
Diversified arbitrage	27,892	27,892	—
Emerging markets	13,044	13,044	—
Event-driven arbitrage	30,175	20,122	10,053	Quarterly	60 days
Fund of funds	42,849	—	42,849	(4)	45-370 days
Global macro	49,700	2,344	47,356	Monthly - Quarterly	3-90 days
Long/short credit	10,037	—	10,037	Quarterly	56 days
Long/short equity	82,065	7,044	75,021	Monthly - Annually	30-90 days
Opportunistic	2,680	2,680	—

Total hedge funds	$294,257	$91,789	$202,468

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate as of December 31, 2010 when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The next available redemption date for investments totaling $7,152 was September 30, 2011, and for the remaining $10,000 was December 31, 2011.
(4)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $31,375 as of December 31, 2010.

As of December 31, 2011, the Company had one unfunded commitment of $7,813 related to its hedge fund portfolio (2010—$nil).

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Catastrophe Bonds

As of December 31, 2011, the estimated fair value of the Company’s investment in catastrophe bonds was $nil (2010- $47,248). During the year ended December 31, 2011, the Company disposed of all of its holdings in catastrophe bonds.

For the years ended December 31, 2011 and 2010, the Company recorded $1,688 and $2,264, respectively, of net investment income from catastrophe bonds.

For the years ended December 31, 2011 and 2010, the Company recorded a $25,641 decrease and a $373 increase, respectively, in the estimated fair value of the catastrophe bonds. The year ended December 31, 2011 included a $25,038 loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan, whose estimated redemption value was $nil. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Structured Deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24,250. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of December 31, 2011, the estimated fair value of the deposit was $24,540 (2010- $26,809). For the years ended December 31, 2011 and 2010, $2,269 of losses and $2,559 of gains, respectively, were recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Equity Method Investments

The Company owns 34.8% of the common shares of New Point IV. As of December 31, 2011, the carrying value of this investment was $9,686 (2010- $nil). The Company’s equity share of net income for this investment for the year ended December 31, 2011 was $1,049. The Company also owns 20% of the common shares of New Point Limited, 7.5% of the common shares of Grand Central Re Limited (“Grand Central Re”), a Bermuda domiciled reinsurance company managed by Alterra Managers, and 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point”), a Bermuda domiciled company. The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statements of operations and comprehensive income.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Derivatives

The Company holds convertible bond securities within its available for sale fixed maturity portfolio and uses various other derivative instruments, including interest rate swaps, swaptions, foreign currency forwards and money market futures, to adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio. Refer to Note 10 for additional details of derivative holdings.

Restricted Assets

The total restricted assets as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Restricted assets included in cash and cash equivalents	$453,367	$343,912
Restricted assets included in fixed maturities, at fair value	3,888,211	3,901,362
Restricted assets included in other investments	156,776	164,008

Total	$4,498,354	$4,409,282

As of December 31, 2011 and 2010, $3,662,864 and $3,155,489, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of December 31, 2011 and 2010, $835,490 and $1,253,793, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

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

At December 31, 2011, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.

Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodians, investment accounting service provider and the investment managers, each of which utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian or the investment accounting service provider and validates this price through a process that includes, but is not limited to: (i) comparison of prices between two

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s knowledge of the current investment market.

The independent pricing services used by the investment custodians, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. Each pricing service has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

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

•

Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs include the spread above the risk-free yield curve, reported trades and broker/dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of corporate securities are determined using the spread above the risk-free yield curve, reported trades, broker/dealer quotes, benchmark yields and industry and market indicators. For syndicated bank loan securities held within the corporate category, broker/dealer quotes are the principal source of fair value. The principal inputs for corporates are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Municipal securities consist primarily of bonds issued by U.S. domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker/dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker/dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•

Derivatives consist of convertible bond equity call options, interest rate linked derivative instruments, foreign currency forward contracts, money market futures and credit derivatives. The fair value of the equity call options is determined using an Option Adjusted Spread model, the significant inputs for which include equity prices, interest rates, volatility rates and benchmark yields. The other derivative instruments trade in the over-the-counter derivative market, or are priced based on broker/dealer quotes or quoted market prices for similar securities. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•	Catastrophe bonds are recorded at fair value based on dealer quotes and trade prices. These inputs are observable and, therefore, the investments in catastrophe bonds are classified within Level 2.

•	Structured deposits are recorded at fair value based on quoted indexes that are observable and, therefore, the investments in structured deposits are classified within Level 2.

The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the fair value hierarchy.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at December 31, 2011 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of December 31, 2011, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. As the Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2,481 was made to the net asset value reported by the fund manager as of December 31, 2011 (2010—$3,181) to adjust the carrying value of the fund to the Company’s best estimate of fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2011.

December 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$332,287	$419,519	$—	$751,806
Non-U.S. governments	—	164,621	—	164,621
Corporate securities	—	2,646,358	—	2,646,358
Municipal securities	—	263,007	—	263,007
Asset-backed securities	—	247,965	—	247,965
Residential mortgage-backed securities	—	1,296,277	—	1,296,277
Commercial mortgage-backed securities	—	361,097	—	361,097

Total fixed maturities	332,287	5,398,844	—	5,731,131
Hedge funds	—	147,105	102,866	249,971
Structured deposit	—	24,540	—	24,540
Derivative assets, net	—	(1,666)	—	(1,666)

Other investments	—	169,979	102,866	272,845

	$332,287	$5,568,823	$102,866	$6,003,976

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

December 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$389,766	$605,780	$—	$995,546
Non-U.S. governments	—	79,111	—	79,111
Corporate securities	—	2,735,366	—	2,735,366
Municipal securities	—	238,014	—	238,014
Asset-backed securities	—	86,937	—	86,937
Residential mortgage-backed securities	—	1,168,389	—	1,168,389
Commercial mortgage-backed securities	—	334,152	—	334,152

Total fixed maturities	389,766	5,247,749	—	5,637,515
Hedge funds	—	171,017	123,240	294,257
Structured deposits	—	26,809	—	26,809
Catastrophe bonds	—	47,248	—	47,248
Derivative assets, net	—	4,356	—	4,356

Other investments	—	249,430	123,240	372,670

	$389,766	$5,497,179	$123,240	$6,010,185

The other investments above do not include investments accounted for using the equity method of $13,669 and $5,458 as of December 31, 2011 and 2010, respectively, in which the Company is deemed to have significant influence.

The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the years ended December 31, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
	2011	2010
Beginning balance as of January 1	$123,240	$176,929
Total gains or losses (realized/unrealized)
Included in net income	(6,556)	(34)
Included in other comprehensive income	—	—
Purchases	21,077	36,015
Settlements	(34,014)	(53,511)
Transfers out of Level 3	(881)	(36,159)

Ending balance as of December 31	$102,866	$123,240

The amount of total gains (losses) for the year ended December 31, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$(7,032)	$(288)

Transfers out of Level 3 for the years ended December 31, 2011 and 2010 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.

5. BUSINESS COMBINATION

On May 12, 2010, pursuant to the terms of the Amalgamation Agreement, Harbor Point amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra. Alterra was formally known as Max Capital Group Ltd. Upon consummation of the Amalgamation, Max Capital Group Ltd. was renamed Alterra Capital Holdings Limited. The principal purpose of the Amalgamation was to create a larger, more diversified entity with greater market access and more underwriting opportunities than either company individually had prior to the Amalgamation.

The Amalgamation was accounted for as a business combination, with Alterra the accounting acquirer. The Company recorded the acquired assets and liabilities of Harbor Point at their fair values with the difference between the purchase price and the fair values being recorded as a negative goodwill gain.

Each outstanding Class A voting common share of Harbor Point was converted into Alterra common shares at a fixed exchange ratio of 3.7769 and cash in lieu of fractional shares. The aggregate purchase price consideration was $1,481,787 for the tangible net assets acquired of $1,565,375 and intangible assets of $12,200. The negative goodwill gain recognized was $95,788. During 2010, Alterra common shares traded in the market at a discount to book value. This discount, together with the fixed share exchange ratio, were the principal factors resulting in the negative goodwill gain.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The fair value of Harbor Point’s net assets acquired and the allocation of the purchase price is summarized as follows:

Number of Harbor Point common shares (including unvested restricted Harbor Point common shares) outstanding at May 12, 2010		16,542,489
Exchange ratio		3.7769
Total Alterra common shares issued (1)		62,479,281
Closing price of Alterra common shares on May 12, 2010		$22.98

Purchase price before adjustments for stock based compensation		$1,435,774
Fair value of Harbor Point options and warrants outstanding at May 12, 2010		74,278
Unrecognized compensation on unvested Harbor Point options and restricted common shares		(28,265)

Total purchase price		$1,481,787
Fair value of assets acquired:
Cash and cash equivalents	$446,819
Investments	2,216,149
Net premiums receivables	354,496
Other assets	30,149

Tangible assets acquired		3,047,613
Fair value of intangible assets		12,200
Fair value of liabilities acquired:
Net loss reserves	836,677
Net unearned premiums	370,500
Other liabilities	275,061

Liabilities acquired		1,482,238

Negative goodwill gain		$95,788

(1)	Adjusted for rounding.

The estimated fair value of the separately identifiable intangible assets acquired and the period over which the intangible assets will be amortized, if applicable, is as follows:

	Fair Value	Amortization Period
Definite-lived intangible asset:
Customer and broker relationships	$6,000	4 years
Indefinite-lived intangible asset:
U.S. insurance licenses	$6,200	Not applicable

The net loss reserves acquired include an increase of $90,955 to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount will be amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the years ended December 31, 2011 and 2010, $24,606 and $14,353, respectively, was amortized. As of December 31, 2011, the unamortized balance of this fair value adjustment was $51,996.

The net unearned premiums acquired include a decrease of $127,211 to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of operations and comprehensive income over two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the years ended December 31, 2011 and 2010, $43,842 and $67,330, respectively, was amortized. As of December 31, 2011, the unamortized balance of this fair value adjustment was $16,039.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The transaction expenses incurred in connection with the Amalgamation primarily related to advisory, legal and other professional fees, the acceleration of stock-based compensation, and other merger-related expenses. These expenses have been presented along with the negative goodwill gain in the merger and acquisition expenses line in the Company’s consolidated statements of operations and comprehensive income, and are composed of the following:

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

Supplemental Pro Forma Information (unaudited)

Operating results of Harbor Point have been included in the consolidated financial statements from the May 12, 2010 date of the Amalgamation. The following selected unaudited pro forma financial information for the years ended December 31, 2010 and December 31, 2009 is provided, for informational purposes only, to present a summary of the combined results of the Company and Harbor Point assuming the Amalgamation occurred on January 1, 2010 and January 1, 2009, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of the period presented, nor is it necessarily indicative of future results.

	2010	2009
	(unaudited)	(unaudited)
Gross premiums written	$1,794,066	$1,946,381
Net premiums earned	1,391,379	1,382,806
Total revenue	1,665,460	1,714,109
Net income	292,566	453,266
Basic earnings per share	$2.49	$3.81
Diluted earnings per share	$2.48	$3.78

6. GOODWILL AND INTANGIBLE ASSETS

During the year ended December 31, 2011, Alterra E&S sold the renewal rights to the business written by the Company’s contracted general agent distribution channel (“contract binding business”). The Company recognized an $841 net gain on the sale, which is included in other income in the consolidated statements of operations and comprehensive income. The net gain included the derecognition of $1,000 of goodwill, being the portion of the goodwill recorded on the acquisition of Alterra E&S which was allocated to that part of the business.

During the year ended December 31, 2010, the Company recorded intangible assets with a definite-life of $6,000 for customer and broker relationships and intangible assets with an indefinite-life of $6,200 for insurance licenses on the acquisition of Harbor Point. The intangible assets with a definite-life are being amortized over a period of 4 years. The amortization of the definite-life intangible assets is included within general and administrative expenses in the consolidated statements of operations and comprehensive income.

During the year ended December 31, 2009, the Company recorded $8,198 of goodwill on the determination of the final purchase price of the acquisition of Alterra Capital UK in 2008.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total
Balance at December 31, 2009	$20,173	$28,513	$—	$48,686
Additions during the year	—	6,200	6,000	12,200
Amortization during the year	—	—	(1,810)	(1,810)

Balance at December 31, 2010	$20,173	$34,713	$4,190	$59,076
Derecognition during the year	(1,000)	—	—	(1,000)
Amortization during the year	—	—	(1,965)	(1,965)

Balance at December 31, 2011	$19,173	$34,713	$2,225	$56,111

As of December 31, 2011, goodwill was allocated to the segments as follows: U.S. specialty $10,975 (2010-$11,975); and Alterra at Lloyd’s $8,198 (2010-$8,198).

The estimated amortization expense for the definite-life intangible asset is as follows:

For the year ended December 31, 2012	$1,360
For the year ended December 31, 2013	$865

7. PROPERTY AND CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The establishment of the provision for outstanding losses and loss adjustment expenses is based on known facts and interpretation of circumstances and is, therefore, a complex and dynamic process influenced by a large variety of factors. These factors include the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity and frequency patterns such as those caused by natural disasters, fires or accidents, depending on the business assumed.

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

The summary of changes in outstanding property and casualty losses as of December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Gross balance at January 1	$3,906,134	$3,178,094	$2,938,171
Less: Reinsurance recoverables and deferred charges	(921,326)	(965,316)	(810,898)

Net balance at January 1	2,984,808	2,212,778	2,127,273

Net loss reserves acquired in the purchase of Harbor Point (1)	—	879,519	—
Incurred losses related to:
Current year	1,085,863	765,445	580,956
Prior years	(140,270)	(110,604)	(87,357)

Total incurred	945,593	654,841	493,599

Paid losses related to:
Current year	(172,568)	(171,610)	(54,712)
Prior years	(576,019)	(574,725)	(368,537)

Total paid	(748,587)	(746,335)	(423,249)

Foreign currency revaluation	(280)	(15,995)	15,155

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Net balance at December 31	3,181,534	2,984,808	2,212,778
Plus: Reinsurance recoverables and deferred charges	1,035,004	921,326	965,316

Gross balance at December 31	$4,216,538	$3,906,134	$3,178,094

(1)	Net loss reserves acquired in the purchase of Harbor Point includes the elimination of $42,842 of losses and benefits recoverable due from Harbor Point at the Amalgamation date.

Year Ended December 31, 2011

Incurred losses related to prior years of $(140,270) for the year ended December 31, 2011 comprise the following components:

•

Net favorable development for the Company’s insurance segment of $66,876; $20,983 of which was recognized on excess liability and $15,701 on professional liability lines of business, primarily on the 2005 and 2006 years, and $30,192 on the short tail property and aviation lines of business from the 2010 and 2009 years;

•

Net favorable development for the reinsurance segment of $80,579, excluding the development associated with changes in reinsurance premium estimates described below. The Company recorded net favorable development on long tail lines of business, including $11,580 from workers’ compensation primarily on the 2001 year and $8,156 on professional liability primarily on 2009 and prior years, offset by unfavorable development of $7,867 on medical malpractice primarily on 2010 and 2009 years. The Company recorded net favorable development on short tail lines of business including $27,138 on property primarily on the 2010 and prior years, and $11,219 on aviation primarily on the 2008 and 2007 years;

•	Net favorable development for the Alterra at Lloyd’s segment of $17,340, principally recognized on the financial institutions and property lines of business;

•

Net unfavorable development for the U.S. specialty segment of $11,461, including $6,742 and $4,215 of net unfavorable development on the general liability and property lines of business, respectively, relating to the segment’s contract binding business for the 2010 – 2007 years;

•

Net unfavorable development of $14,278 arising from increases in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The unfavorable development was partially offset by an increase in net earned premium net of acquisition costs of $12,900; and

•	Net favorable development of $1,214 arising from decreases in premium estimates in the insurance segment.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Year Ended December 31, 2009

Incurred losses related to prior years of $(87,357) for the year ended December 31, 2009 comprise the following components:

•

Net favorable development for the Company’s insurance segment of $41,334; $21,002 of which was recognized on professional liability and $7,059 on excess liability lines of business, primarily on the 2005 and prior years, and $13,273 on the short tail property and aviation lines of business from the 2008 and 2007 years;

•

Net favorable development for the reinsurance segment of $31,985, excluding the development associated with changes in reinsurance premium estimates described below. The Company recorded net favorable development on long tail lines of business, including $10,530 from general casualty primarily on 2005 and prior years, $8,569 on professional liability primarily on 2006 and prior years, $7,942 on medical malpractice primarily on 2007 and prior years, and $3,331 on other long tail lines of business. The Company recorded net favorable development on short tail lines of business primarily on the 2008 and prior years, including $20,329 on property reinsurance, and $5,544 on other short tail lines, offset by unfavorable development of $24,260 on the marine and energy lines of business;

•

Net favorable development for the Alterra at Lloyd’s segment of $6,143, principally recognized on the professional liability line of business. This was partially offset by net unfavorable development of $1,127 in the U.S specialty segment;

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

•	Premium adjustments on the Company’s insurance business resulted in unfavorable development of $2,402, which was offset by an increase in earned premium during the year.

Included in deposit liabilities as of December 31, 2011 is $90,668 (2010—$93,725) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

8. LIFE AND ANNUITY BENEFITS

The Company enters into long duration contracts which subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life and annuity benefit reserves are established using appropriate assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are un-locked if they result in a material reserve change. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and an additional life and annuity benefit reserve is recognized at that time. The average reserve valuation rate for the life and annuity benefit reserves is 5.0% and 5.0% as of December 31, 2011 and 2010, respectively.

Life and annuity benefits as of December 31, 2011 and 2010 were:

	2011	2010
Life	$161,798	$165,743
Annuities	921,957	987,497
Accident and health	106,942	122,340

	$1,190,697	$1,275,580

As of December 31, 2011 and 2010, the largest life and annuity benefits reserve for a single client were 35.3% and 36.0% of the total, respectively.

As of December 31, 2011, losses recoverable relating to life and annuity contracts of $33,115 (2010—$35,083) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.

No annuities included in life and annuity benefits in the accompanying consolidated balance sheets are subject to discretionary withdrawal. Included in deposit liabilities as of December 31, 2011 are annuities of $2,659 (2010—$3,077) that are subject to discretionary withdrawal. Deposit liabilities also include $39,108 as of December 31, 2011 (2010—$41,745) representing the account value of a universal life reinsurance contract.

9. REINSURANCE

The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company also utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Losses and benefits expenses are net of losses and benefits recoveries of $243,228 for the year ended December 31, 2011 (2010 —$166,189; 2009 —$241,208) under these agreements.

As of December 31, 2011, 85.9% of losses recoverable were with reinsurers rated “A” or above by A.M. Best Company, 8.4% were rated “A-” and the remaining 5.7% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is the largest “NR-not rated” retrocessionaire and accounted for 3.3% of losses recoverable as of December 31, 2011. As security for outstanding loss obligations, the Company retains funds from Grand Central Re amounting to 214.1% of its obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, the Company retains collateral equal to 84.0% of the losses and benefits recoverable. The Company’s losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of December 31, 2011, 95.6% of the Company’s losses and benefits recoverable were not due for payment.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2011, 2010 and 2009 was:

	Premiums written			Premiums earned
Property and casualty	2011	2010	2009	2011	2010	2009
Direct	$827,899	$764,746	$759,567	$773,970	$768,842	$720,387
Assumed	1,072,811	641,050	571,679	1,068,511	804,870	554,807
Ceded	(471,712)	(370,763)	(480,068)	(420,498)	(405,761)	(484,180)

Net	$1,428,998	$1,035,033	$851,178	$1,421,983	$1,167,951	$791,014

	Premiums written			Premiums earned
Life and annuity	2011	2010	2009	2011	2010	2009
Assumed	$3,356	$4,935	$43,755	$3,356	$4,935	$43,755
Ceded	(365)	(400)	(413)	(365)	(400)	(413)

Net	$2,991	$4,535	$43,342	$2,991	$4,535	$43,342

Total	$1,431,989	$1,039,568	$894,520	$1,424,974	$1,172,486	$834,356

10. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of December 31, 2011, the Company held $94,453 (2010—$74,062) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 4. The fair value of the convertible bond without the call option is estimated using an Option Adjusted Spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures, during the years ended December 31, 2011, 2010 and 2009. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. During the three months ended June 30, 2010, the Company considered replacing its revolving bank loan with longer term debt. In contemplation of this plan, the Company entered into two interest rate forward contracts indexed to the U.S. treasury rate. Due to market volatility during the period, the Company elected not to replace its revolving bank loan at that time and the forward contracts were settled for a loss of $10,421.

The Company has also entered into various foreign currency forward contracts, money market futures, credit derivatives and interest rate swaps as part of a total return investment strategy applied to a portion of the Company’s investment portfolio. These derivatives were not designated as hedging instruments.

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

The fair values of derivative instruments as of December 31, 2011 were:

	Derivative assets	Derivative liabilities
Derivatives not designated as hedging instruments	Fair Value	Fair Value
Convertible bond equity call options	$2,516	$—
Interest rate-linked derivatives	188	(4,784)
Credit default swaps	187	(526)
Money market futures	501	—
Foreign currency forward contracts	700	(448)

Total derivatives	$4,092	$(5,758)

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The fair values of derivative instruments as of December 31, 2010 were:

Derivatives not designated as hedging instruments	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$5,273	$—
Interest rate-linked derivatives	—	(1,383)
Foreign currency forward contracts	466	—

Total derivatives	$5,739	$(1,383)

The derivative assets and liabilities are included within other investments in the consolidated balance sheets. As of December 31, 2011, the Company had outstanding interest rate swaps and swaptions of $42,700 in notional long positions and $104,700 in notional short positions (2010—$45,500 and $68,400, respectively). As of December 31, 2011, the Company had outstanding credit default swaps of $2,500 in notional long positions and $9,300 in notional short positions (2010—$nil and $nil, respectively). As of December 31, 2011, the Company had outstanding Eurodollar money market futures contracts with a notional value of $300,000 (2010—$nil). As of December 31, 2011, the Company had outstanding foreign currency forward contracts of $13,716 in long positions and $53,634 in short positions (2010—$nil and $2,750, respectively).

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the years ended December 31, 2011, 2010 and 2009 was:

	2011	2010	2009
Derivatives not designated as hedging instruments	Amount of Net Gain or (Loss) Recognized in Income	Amount of Net Gain or (Loss) Recognized in Income	Amount of Net Gain or (Loss) Recognized in Income
Convertible bond equity call options	$(2,526)	$(17)	$776
Interest rate-linked derivatives	(14,116)	(11,645)	—
Credit default swaps	(178)	—	—
Money market futures	2,164	—	—
Foreign currency forward contracts	1,037	(287)	—
Equity contracts	—	—	8,112

Total derivatives	$(13,619)	$(11,949)	$8,888

The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

11. SENIOR NOTES

On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350,000 principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year (the “6.25% senior notes”). The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of issuance costs, from the sale of the 6.25% senior notes were $346,883 and were used to repay a $200,000 revolving bank loan outstanding under a credit facility, with the remainder used for general corporate purposes.

Alterra Finance is a finance subsidiary and has no independent activities, assets or operations other than in connection with the 6.25% senior notes.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

On April 16, 2007, Alterra USA privately issued $100,000 principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99,497, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8,456 and $915 principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of December 31, 2011 was $90,629.

The fair value of the 6.25% senior notes and 7.20% senior notes was $368,655 and $96,257, respectively, as of December 31, 2011, measured by an independent pricing service using a matrix pricing methodology. Interest expense in connection with the senior notes was $26,874, $12,100 and $6,641 for the years ended December 31, 2011, 2010 and 2009, respectively.

12. PENSION AND DEFERRED COMPENSATION

The Company provides pension benefits to eligible employees and their dependents through various defined contribution plans, which vary for each subsidiary. Under these plans, the Company and its employees each contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contributions are immediately 100% vested. Pension expenses totaled $5,017, $6,922 and $4,486 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included within general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

The Board of Directors of the Company declared the following dividends during 2011 and 2012:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011

During the year ended December 31, 2011, the Company repurchased 10,389,707 common shares at an average price of $21.66 per common share for a total amount of $225,089, including the costs incurred to effect the repurchases. Of the amount repurchased during the year ended December 31, 2011, 10,305,705 common shares were repurchased under the Board-approved share repurchase authorization, including 2,273,050 common shares acquired pursuant to a privately negotiated stock purchase agreement. As of December 31, 2011, the remaining authorization under the Company’s previously authorized share repurchase program was $104,421.

As of December 31, 2011, the Company’s total authorized share capital is $220,000. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

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

Warrants

Prior to the Amalgamation, the Company issued warrants to purchase the Company’s common shares to certain investors and employees. All outstanding warrants were exercisable at any time up to their expiration dates, the last of which was August 17, 2011. Warrants were issued with exercise prices approximating the fair value of the Company’s common shares on the date of issuance.

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

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2010	10,477,468	10,477,468	$19.66	$7.00	$13.88 - $26.48
Warrants exercised	(269,660)		$14.51	$5.70	$13.80 - $18.00
Additional warrants issued as a result of dividends declared	244,445		$19.27	$7.08	$13.80 - $19.53

Balance, December 31, 2011	10,452,253	10,452,253	$19.33	$7.04	$19.08 - $26.48

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

On each of February 8, 2011 and May 3, 2011, Alterra declared dividends of $0.12 per share, and on August 2, 2011 and November 1, 2011 Alterra declared dividends of $0.14 per share. These dividends resulted in a reduction in the weighted average exercise price of $0.46 and an increase in the number of warrants outstanding by 244,445 (issued at a weighted average grant date fair value per warrant of $7.08). A deferred dividend liability of $2,532 is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2011 for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.

During 2010, in addition to the replacement warrants issued, the Company issued 1,392,403 warrants as a result of dividends declared with a weighted average grant-date fair value of $6.99. There were no warrants issued in 2009.

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. The warrants exercised during the year ended December 31, 2011 were exercised pursuant to the cashless exercise provision, which resulted in 92,570 shares being issued for the exercise of 269,660 warrants.

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

On May 12, 2010, the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan. In addition, during the years ended December 31, 2011 and 2010, the Company issued 59,876 options and 33,106 options, respectively, with a weighted average grant date fair value of $0.70 and $1.54, respectively, under the 2000 Plan. During the year ended December 31, 2009, the Company issued 108,333 options with a weighted average grant date fair value of $18.25 under the 2008 Plan.

The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

	2011	2010	2009
Option valuation assumptions:
Expected remaining option life	0.2 years	3.9 years	7.0 years
Expected dividend yield	0.80%	2.25%	2.32%
Expected volatility	41.61%	37.41%	34.30%
Risk-free interest rate	0.07%	1.82%	2.99%
Forfeiture rate	0.00%	0.00%	0.00%

The Company recognized $361, $5,607 and $672 of stock-based compensation expense related to stock option awards for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, $4,409 for the year ended December 31, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the year ended December 31, 2010 and the expense for the years ended December 31, 2011 and December 31, 2009 were recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $41, which is expected to be recognized over a weighted average period of 0.75 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,790, $2,053 and $597, respectively. The total intrinsic value of stock options outstanding at December 31, 2011 was $3,611 (vested options - $3,611).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,343,659	1,343,659	$21.49	$6.27	$8.45 - $33.76
Options granted	59,876		$21.35	$0.70	$19.91 - 22.95
Options exercised	(263,800)		$15.42	$4.91	$8.45 - 23.47
Options forfeited	(82,464)		$23.19	$2.55	$19.91 - 30.40

Balance, December 30, 2011	1,057,271	1,057,271	$22.86	$6.55	$8.85 - 33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,999,819	108,333	54,167	$15.75	$6.01	$15.75
Restricted stock granted	(700,299)
Restricted stock forfeited	47,154
Restricted stock units granted	(83,396)
Restricted stock units forfeited	2,755

Balance, December 31, 2011	1,266,033	108,333	108,333	$15.75	$6.01	$15.75

A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2010	1,437,493	2,168,857	1,736,950	$26.64	$5.20	$26.48-30.82
Restricted stock granted	(555,015)	—
Restricted stock forfeited	39,602	—
Options forfeited	94,421	(94,421)		$26.48	$5.20	$26.48

Balance, December 31, 2011	1,016,501	2,074,436	2,058,191	$26.65	$5.20	$26.48 - 30.82

Restricted Stock Awards

Restricted stock and restricted stock units (“RSUs”) issued under the Plans have terms set by the Committee. These shares and RSUs contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. The fair value of the shares and RSUs is charged to income over the vesting period. Generally, restricted stock and RSU awards vest between three and five years after the date of grant. The Company also has issued restricted shares and RSUs with vesting terms that include a performance condition related to growth in tangible book value per share over a five year period.

In accordance with the accelerated vesting provisions in the event of a change in control, 1,339,982 restricted stock awards vested in May 2010 following the Amalgamation. Total compensation cost recognized for restricted stock awards was $32,618, $45,942 and $19,927 for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, $14,972 for the year ended December 31, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the year ended December 31, 2010 and the expense for the years ended December 31, 2011 and 2009 was recorded in general and administrative expenses. As of December 31, 2011, the total compensation cost related to restricted stock and RSU awards not yet recognized was $31,714, which is expected to be recognized over a weighted average period of 2.24 years.

On May 12, 2010, in conjunction with the Amalgamation, the Company issued 1,624,567 replacement restricted stock awards. The replacement awards were issued at a fair value of $22.98 per share.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

During the year ended December 31, 2010, the Company issued 503,861 restricted shares and 37,521 RSUs with vesting terms that include a performance condition related to growth in tangible book value per share over a five year period. These restricted shares and restricted share units were issued at a fair value of $18.62 per share. The number of restricted shares and restricted share units that ultimately vest will range between 0% to 100% of the number of shares granted based upon actual performance results. As of December 31, 2011, it is estimated the performance condition will be met and accordingly $1,758 has been recognized as compensation cost for the year ended December 31, 2011 related to these awards.

A summary of the Company’s unvested restricted stock awards as of December 31, 2011 and changes during the year ended December 31, 2011 is as follows:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2010	3,357,982	$22.52	197,988	$22.81
Awards granted	1,255,314	$21.55	83,396	$21.38
Awards vested	(636,441)	$23.98	—	$—
Awards forfeited	(86,756)	$21.12	(2,755)	$23.97

Balance, December 31, 2011	3,890,099	$22.00	278,629	$22.37

During the year ended December 31, 2011, we granted 1,255,314 restricted shares (2010- 1,528,993; 2009- 737,000) with a weighted average grant-date fair value per share of $21.55 (2010- $22.05; 2009- $18.38). During the year ended December 31, 2011, we granted 83,396 RSUs (2010- 201,618; 2009- 142,604) with a weighted average grant-date fair value per share of $21.38 (2010- $22.83; 2009- $18.40).

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares of Alterra through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25, whichever is less. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of common shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price,” rounded down to the next full share. The Purchase Price is calculated as the lower of (i) 90 percent of the fair market value of a common share on the first day of the Subscription Period, or (ii) 90 percent of the fair market value of a common share on the Exercise Date. Participants may withdraw from an offering before the Exercise Date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, employees paid $1,274 to purchase 64,070 shares during 2011, $1,053 to purchase 62,326 shares during 2010 and $822 to purchase 52,367 shares during 2009. The Company recorded an expense for ESPP of $229, $220 and $308 for the years ended December 31, 2011, 2010 and 2009, respectively.

15. INCOME TAXES

Alterra and Alterra Bermuda are incorporated in Bermuda and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2035. The Company’s subsidiaries that are based in the United States, Ireland and the United Kingdom are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by national tax authorities are 2008 to the present for the U.S. subsidiaries, 2007 to the present for the Irish subsidiaries, and 2010 to the present for the U.K. subsidiaries.

For the years ended December 31, 2011, 2010 and 2009, the Company did not record any unrecognized tax benefits or expenses related to uncertain tax positions. Accordingly, the Company has not recorded any related interest or penalties during the years ended December 31, 2011, 2010 and 2009.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The Company records income taxes based on the enacted tax laws and rates applicable in the relevant jurisdictions for each of the years ended December 31, 2011, 2010 and 2009. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

The components of income taxes attributable to operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Current expense:
United States	$3,959	$7,052	$20
Ireland	1,011	(347)	1,848
United Kingdom	1,742	5,401	1,078
Other	2,050	48	170

	8,762	12,154	3,116

Deferred expense (benefit):
United States	(12,261)	(7,645)	—
Ireland	(275)	561	(477)
United Kingdom	(5,715)	(914)	7,382
Other	(12)	—	—

	(18,263)	(7,998)	6,905

Income tax (benefit) expense on net income	$(9,501)	$4,156	$10,021

Income tax (benefit) expense on net income	$(9,501)	$4,156	$10,021
Income tax expense (benefit) on other comprehensive income	8,876	1,135	(543)

Total income tax (benefit)	$(625)	$5,291	$9,478

The Company’s income (loss) before income tax expense (benefit) was distributed as follows for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Domestic:
Bermuda	$67,958	$295,289	$228,744

Foreign:
United States	(8,289)	(7,787)	(8,552)
Ireland	3,431	1,977	10,799
United Kingdom	(14,546)	16,615	24,421
Other	7,227	397	824

Income before income taxes	$55,781	$306,491	$256,236

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0%, 35%, 12.5% and 26.5% have been used for Bermuda, the United States, Ireland and the United Kingdom, respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	2011	2010	2009
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$(4,477)	$1,571	$5,882
Addition to income tax expense (benefit) resulting from:
Valuation allowance on deferred tax assets	(3,485)	1,933	1,889
Prior year adjustment	(1,790)	609	2,130
Permanent differences	251	43	120

Income tax (benefit) expense	$(9,501)	$4,156	$10,021

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows:

	2011	2010	2009
Deferred tax asset:
Net operating loss carryforward	$14,845	$14,296	$9,917
Deferred acquisition costs, net	—	3,852	1,837
Net unearned property and casualty premiums	11,493	5,168	1,089
Deferred compensation	15,475	12,262	1,187
Capitalized professional fees	1,527	1,625	1,767
Property and casualty losses	9,256	7,011	287
Other	865	1,013	662

Gross deferred tax asset	53,461	45,227	16,746
Less valuation allowance	14,343	17,828	12,449

Deferred tax asset	39,118	27,399	4,297

Deferred tax liability:
Net unrealized gains on available for sale securities	12,243	9,389	1,736
Untaxed profits	4,771	5,522	2,992
Capital asset amortization	3,055	3,780	62
Goodwill and intangibles amortization	3,398	3,293	1,565
Deferred ceding commissions, net	6,515	5,887	—
Other	1,327	1,020	66

Deferred tax liability	31,309	28,891	6,421

Net deferred tax asset (liability)	$7,809	$(1,492)	$(2,124)

As of December 31, 2011, 2010 and 2009, the Company had federal net operating loss carryforwards in its U.S. operating subsidiaries totaling $35,154, $37,548 and $29,167, respectively. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2027 and 2030.

The Company’s net deferred tax asset or liability relates primarily to net operating loss carryforwards and U.S. GAAP versus tax basis accounting differences. The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount that management expects will more likely than not be realized. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable. During 2011, the Company recorded net reductions to the valuation allowance of $3,485 in respect of U.S. operations. The Company’s U.S. operations had generated losses in previous years resulting in net operating loss carryforwards, however in 2011 they have generated taxable income. Accordingly, the Company reassessed its estimate of deferred tax assets that are more likely than not to be realized, resulting in a reduction to the valuation allowance.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements, since the Amalgamation:

	As of December 31, 2011	As of December 31, 2010
Balance Sheet
Unearned property and casualty premiums	$17,247	$20,377
Premiums receivable	5,095	10,086
Losses and benefits recoverable from reinsurers	3,597	11,326
Property and casualty losses	253,214	299,610
Funds withheld from reinsurers	1,210	1,908

	Year Ended December 31, 2011	Period from May 12, 2010 to December 31, 2010
Statement of Operations
Gross premiums written	$15,156	$8,946
Net earned premiums	17,537	9,803
Net losses and loss expenses	(2,911)	(8,615)
Acquisition costs	3,983	3,217

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

The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	As of December 31, 2011	As of December 31, 2010
Balance Sheet
Losses and benefits recoverable from reinsurers	$34,925	$48,922
Deposit liabilities	11,835	12,877
Funds withheld from reinsurers	74,625	85,991
Reinsurance balance payable	30	(236)

	December 31, 2011	Years ended December 31, 2010	December 31, 2009
Statement of Operations
Reinsurance premiums ceded	$365	$494	$(1,933)
Earned premiums ceded	365	494	(1,933)
Other income	100	100	800
Net losses and loss expenses	1,022	1,909	280
Claims and policy benefits	(1,926)	(2,132)	(4,072)
Interest expense	7,007	6,299	1,861

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

New Point IV Limited

The Company owns 34.8% of the common shares of New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for the year ended December 31, 2011 were $797.

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of December 31, 2011, $1,858 (2010 - $851) was included in premiums receivable and $5,099 (2010 - $6,531) in losses and benefits recoverable from reinsurers related to this agreement.

Investment Managers

Asset Allocation & Management Company LLC (“AAM”), an affiliate of one of the Company’s significant shareholders, and an affiliate of two of the Company’s directors, received aggregate investment management fees from the Company of $725 and $417 during the year ended December 31, 2011 and period from May 12, 2010 to December 31, 2010, respectively.

Moore Capital Management, LLC (“Moore Capital”), an affiliate of one of the Company’s significant shareholders, received aggregate management and incentive fees from the Company of $356, $643 and $1,987, respectively, in respect of the Company’s assets invested in an underlying fund managed by Moore Capital during the years ended December 31, 2011, 2010 and 2009.

Alstra Capital Management, LLC (“Alstra”), an affiliate of one of the Company’s directors until November 2, 2009, served as the investment advisor for the Company’s hedge fund portfolio from April 1, 2004 through January 31, 2009. In consideration of the reduced allocation to hedge funds, the Company determined it was prudent to manage its hedge fund investments internally. Accordingly, the Company hired certain key personnel from Alstra and terminated the services agreement with Alstra effective January 31, 2009. The research staff hired from Alstra assists in internal management of both the Company’s fixed maturities and other investment portfolios. For the year ended December 31, 2009, Alstra received $667 in fees as an investment advisor and a termination fee of $1,992 upon termination of the advisor relationship. The Company believes that the terms of its terminated investment advisor agreement were comparable to the terms that the Company would expect to negotiate in similar transactions with unrelated parties.

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

17. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

Statutory capital and surplus information for the Bermuda, Ireland and U.S operating subsidiaries of the Company as of December 31, 2011 and 2010 is summarized below. The required and actual statutory capital and surplus amounts as of December 31, 2011 are preliminary estimates and are unaudited.

	Bermuda		Ireland		U.S.
December 31	2011	2010	2011	2010	2011	2010
Required statutory capital and surplus	$1,000,000	$1,074,054	$24,000	$22,256	$73,000	$55,499
Actual statutory capital and surplus	$2,200,000	$2,422,569	$153,000	$117,036	$676,000	$661,429

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, Alterra Bermuda is subject to enhanced capital requirements in addition to minimum levels of solvency and liquidity. The enhanced capital requirement (“ECR”) is determined by reference to a standardized statutory risk-based capital model used to measure the risk associated with the Company’s assets, liabilities and premiums. If a company fails to maintain or meet the ECR, various degrees of regulatory action may be taken. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with U.S. GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes. As of December 31, 2011, Alterra Bermuda met the ECR.

Alterra Bermuda is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, other investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2011, the Company met the minimum liquidity ratio requirement.

Ireland

Under Irish law Alterra Europe is required to maintain technical reserves and a minimum solvency margin. As of December 31, 2011, Alterra Europe maintained sufficient technical reserves and met the minimum solvency margin requirement.

United States

Alterra Re USA, Alterra E&S and Alterra America file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by U.S. insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with U.S. GAAP. The main differences between statutory net income and U.S. GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and U.S. GAAP shareholders’ equity are unrealized appreciation or decline in value of investments and non-admitted assets. As of December 31, 2011, Alterra Re USA, Alterra E&S and Alterra America maintained sufficient statutory surplus and met the minimum solvency margin requirements.

United Kingdom and Lloyd’s

Lloyd’s sets the corporate members’ required capital annually based on the Syndicates’ business plans, rating environment, reserving environment and input arising from Lloyd’s discussions with, inter alia, regulatory and rating agencies. Such Funds at Lloyd’s, (“FAL”) may comprise cash, investments and undrawn letters of credit provided by various banks. The amounts of cash, investments and letters of credit as of December 31, 2011 was 134,754 in thousands of British pounds sterling (“GBP”) ($209,448). The amount which the Company provides as FAL is not available for distribution to the Company for the payment of dividends. The Company’s corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution to the Company for the payment of dividends.

Dividends

Alterra’s ability to pay dividends is dependent on the ability of the subsidiaries to pay dividends. The subsidiaries are subject to certain regulatory restrictions on the payment of dividends. The payment of such dividends is limited by applicable laws of Bermuda, Ireland, the United Kingdom and the United States. Alterra Bermuda and Alterra Europe are prohibited from declaring or paying a dividend if such payment would reduce their respective regulatory capital below the required minimum as required by law and regulatory practice. The laws of the domiciliary states of Delaware and Connecticut govern the amount of dividends that may be paid by Alterra E&S, Alterra America and Alterra Re USA. Alterra Re USA may not pay dividends without the consent of the Connecticut Insurance Commissioner until May 12, 2012. Under Lloyd’s regulations, funds that are required to be held or retained by the Syndicates may not be paid as dividends. Alterra Bermuda and Alterra Capital UK are also subject to certain restrictions under their respective credit facilities that affect their ability to pay dividends. Alterra paid dividends of $0.52 per share in 2011 compared to $2.94 per share and $0.36 per share during 2010 and 2009, respectively.

18. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding and excludes any dilutive effect of warrants, options and convertible securities. Unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating awards and are included in the computation of basic earnings per share. Non-participating unvested share-based compensation awards are excluded from the computation of basic earnings per share. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of dilutive stock warrants and options.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	For the years ended
	2011	2010	2009
Basic earnings per share:
Net income	$65,282	$302,335	$246,215
Weighted average common shares outstanding—basic	105,249,683	94,682,279	57,006,908

Basic earnings per share	$0.62	$3.19	$4.32

Diluted earnings per share:
Net income	$65,282	$302,335	$246,215

Weighted average common shares outstanding—basic	105,249,683	94,682,279	57,006,908
Conversion of warrants	1,023,278	537,399	608,161
Conversion of options	124,022	183,258	150,669
Conversion of employee stock purchase plan	1,386	2,301	1,399
Non participating restricted shares	104,524	54,138	—

Weighted average common shares outstanding—diluted	106,502,893	95,459,375	57,767,137

Diluted earnings per share	$0.61	$3.17	$4.26

For the years ended December 31, 2011, 2010 and 2009, the impact of the conversion of warrants of 294,225, 220,669 and 39,584, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2011, 2010 and 2009, the impact of the conversion of options of 2,954,611, 2,719,726 and 1,185,939, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

19. COMMITMENTS AND CONTINGENCIES

(a) Concentrations of credit risk

The Company’s portfolio of cash and fixed maturities is managed pursuant to guidelines that follow prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers. The Company believes that there are no significant concentrations of credit risk associated with its portfolio of cash and fixed maturities.

The Company’s portfolio of other investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Company manages and monitors risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its other investments.

The Company’s investments are held by five different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls over their investment processes that are certified annually. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $4,968,732 and $5,435,806 as of December 31, 2011 and 2010, respectively. The largest concentration of cash and cash equivalents at a single custodian was $529,887 and $540,672 at December 31, 2011 and 2010, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The Company continues to monitors its exposure to the credit risk of European governments and European financial institutions. As of December 31, 2011, the fair value of European government securities the Company held was as follows:

	As of December 31, 2011
	Fair Value	% of Total
France	$263,787	36.3%
Germany	247,483	34.0%
Netherlands	147,829	20.3%
Ireland	23,803	3.3%
Belgium	19,765	2.7%
United Kingdom	11,429	1.6%
Denmark	5,831	0.8%
All other European countries	7,197	1.0%

European government holdings	$727,124	100.0%

As of December 31, 2011, the Company held securities issued by European financial institutions with a fair value of $470,962, distributed as follows:

	As of December 31, 2011
	Fair Value	% of Total
European Investment Bank	$66,515	14.1%
KFW	49,175	10.5%
Credit Suisse Group	35,463	7.5%
Lloyds Banking Group plc	31,317	6.6%
UBS AG	30,269	6.4%
BNP Paribas SA	26,609	5.7%
HSBC Holdings plc	23,514	5.0%
Barclays plc	22,437	4.8%
All other	185,663	39.4%

European financial institution holdings	$470,962	100.0%

As of December 31, 2011, premiums receivable comprise amounts due within one year or amounts not yet due. Premiums receivable are generally due over the period of coverage of the policy. For both premiums due and not yet due, the Company’s credit risk is reduced by the contractual right to offset loss obligations or unearned premiums against premiums receivable. As of December 31, 2011 and 2010, the Company’s largest premiums receivable balances from a single client were 6.5% and 5.0%, respectively, of total premiums receivable.

For the years ended December 31, 2011, 2010 and 2009, brokered transactions accounted for the majority of the Company’s property and casualty gross premiums written. For the years ended December 31, 2011, 2010 and 2009, the top three brokers accounted for 24%, 18% and 12%; 22%, 14% and 13%; and 25%, 11% and 7%, respectively, of property and casualty gross premiums written.

(b) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2021. Total rent and maintenance expense for the years ended December 31, 2011, 2010 and 2009 was $8,214, $6,272 and $5,245, respectively. The rent and maintenance expense under operating leases will range from $2,145 to $7,374 per year over the next five years.

(c) Credit Facilities

On December 16, 2011, Alterra and Alterra Bermuda entered into a $1,100,000 four-year secured credit facility (the “Senior Credit Facility”) with Bank of America and various other financial institutions. The Senior Credit Facility provides for secured letters of credit to be issued for the account of Alterra, Alterra Bermuda and certain subsidiaries of Alterra and for loans to Alterra and Alterra Bermuda. Loans under the facility are subject to a sublimit of $250,000. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the Senior Credit Facility may be increased up to a total of $1,600,000. This

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

facility replaces the $850,000 five-year senior credit facility and the $600,000 five-year senior credit facility that were entered into by Harbor Point on June 12, 2007 and Alterra Bermuda on August 7, 2007, respectively, with Bank of America and various other financial institutions.

On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch. This credit facility provides up to GBP 60,000 for the issuance of letters of credit to provide capital in the form of Funds at Lloyd’s for Syndicate 1400. This facility will expire in June of 2012.

In July of 2009, Harbor Point entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30,000 for the issuance of secured letters of credit in support of the operations of the London branch of Alterra Europe.

In December of 2011, Alterra Bermuda renewed a $75,000 letter of credit facility with The Bank of Nova Scotia, which expires on December 14, 2012.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of December 31, 2011 and 2010:

	Credit Facilities
(Expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
December 31, 2011	$1,175,000	G	BP 90,000

December 31, 2010	$1,525,000	G	BP 90,000

Letters of credit issued and outstanding as of:
December 31, 2011	$604,017	G	BP 16,774

December 31, 2010	$908,025	G	BP 70,107

Cash and fixed maturities at fair value pledged as collateral as of:
December 31, 2011	$800,460	G	BP 22,537

December 31, 2010	$1,103,742	G	BP 96,112

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its credit facilities as of December 31, 2011.

Commitments

On July 1, 2011, Alterra Holdings, a wholly-owned subsidiary of the Company, along with private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several unrelated third party investors, executed a subscription agreement with New Point IV to purchase common shares of New Point IV. Following execution of the subscription agreement and subsequent issuances of common shares, Alterra Holdings holds approximately 34.8% of the issued and outstanding common shares of New Point IV. As of December 31, 2011, Alterra Holdings’ commitment under the subscription agreement with New Point IV was $63,622. As of February 23, 2012, Alterra Holdings’ total capital contributions to New Point IV were $70,689, and its remaining commitment was $4,311.

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

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

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London, Dublin and Zurich, primarily to medium to large sized international clients. It also provides reinsurance to clients in Latin America, operating locally in Rio de Janeiro using Lloyd’s admitted status. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of Alterra at Lloyd’s, the managing agent for Syndicate 1400. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, aviation, financial institutions, international casualty, marine, professional liability, property and surety.

Life and Annuity Reinsurance Segment

The Company’s life and annuity reinsurance segment offered reinsurance products focusing on blocks of life and annuity business, which took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. The Company has determined not to write any new life and annuity contracts in the foreseeable future.

Corporate

The Company also has a corporate function that includes the Company’s investment and financing activities and all other items not allocated to the segments, including interest expense and corporate general and administrative expenses.

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

Operations by Segment

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

A summary of operations by segment for the years ended December 31, 2011, 2010 and 2009 follows:

	Property & Casualty					Life & Annuity
2011	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$410,281	$869,709	$330,176	$290,544	$1,900,710	$3,356	$—	$1,904,066
Reinsurance premiums ceded	(200,146)	(83,156)	(123,874)	(64,536)	(471,712)	(365)	—	(472,077)

Net premiums written	$210,135	$786,553	$206,302	$226,008	$1,428,998	$2,991	$—	$1,431,989

Earned premiums	$398,503	$894,017	$302,625	$247,336	$1,842,481	$3,356	$—	$1,845,837
Earned premiums ceded	(187,730)	(70,027)	(101,336)	(61,405)	(420,498)	(365)	—	(420,863)

Net premiums earned	210,773	823,990	201,289	185,931	1,421,983	2,991	—	1,424,974
Net losses and loss expenses	(105,751)	(527,955)	(139,560)	(172,327)	(945,593)	—	—	(945,593)
Claims and policy benefits	—	—	—	—	—	(59,382)	—	(59,382)
Acquisition costs	(375)	(182,257)	(35,512)	(42,401)	(260,545)	(557)	—	(261,102)
General and administrative expenses	(37,723)	(79,330)	(35,825)	(36,993)	(189,871)	(648)	—	(190,519)
Other income (loss)	965	1,225	—	1,204	3,394	382	—	3,776

Underwriting income (loss)	$67,889	$35,673	$(9,608)	$(64,586)	$29,368	n/a	—	n/a
Net investment income						48,534	186,312	234,846
Net realized and unrealized losses on investments						(10,408)	(27,931)	(38,339)
Net impairment losses recognized in earnings							(2,945)	(2,945)
Corporate other income (loss)							1,620	1,620
Interest expense							(43,688)	(43,688)
Net foreign exchange losses							(1,312)	(1,312)
Corporate general and administrative expenses							(66,555)	(66,555)

(Loss) income before taxes						$(19,088)	$45,501	$55,781

Loss ratio (b)	50.2%	64.1%	69.3%	92.7%	66.5%
Acquisition cost ratio (c)	0.2%	22.1%	17.6%	22.8%	18.3%
General and administrative
expense ratio (d)	17.9%	9.6%	17.8%	19.9%	13.4%
Combined ratio (e)	68.2%	95.8%	104.8%	135.4%	98.2%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

	Property & Casualty					Life & Annuity
2010	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$399,612	$509,053	$294,498	$202,633	$1,405,796	$4,935	$—	$1,410,731
Reinsurance premiums ceded	(180,691)	(64,131)	(88,493)	(37,448)	(370,763)	(400)	—	(371,163)

Net premiums written	$218,921	$444,922	$206,005	$165,185	$1,035,033	$4,535	$—	$1,039,568

Earned premiums	$415,396	$699,243	$288,270	$170,803	$1,573,712	$4,935	$—	$1,578,647
Earned premiums ceded	(180,684)	(71,627)	(117,657)	(35,793)	(405,761)	(400)	—	(406,161)

Net premiums earned	234,712	627,616	170,613	135,010	1,167,951	4,535	—	1,172,486
Net losses and loss expenses	(140,108)	(347,816)	(107,052)	(59,865)	(654,841)	—	—	(654,841)
Claims and policy benefits	—	—	—	—	—	(65,213)	—	(65,213)
Acquisition costs	(3,651)	(131,114)	(28,174)	(24,164)	(187,103)	(361)	—	(187,464)
General and administrative expenses	(34,508)	(66,073)	(30,122)	(28,531)	(159,234)	(2,964)	—	(162,198)
Other income (loss)	1,267	—	—	2,534	3,801	286	—	4,087

Underwriting income	$57,712	$82,613	$5,265	$24,984	$170,574	n/a	—	n/a
Net investment income						49,785	172,673	222,458
Net realized and unrealized losses on investments						11,358	5,514	16,872
Net impairment losses recognized in earnings							(2,645)	(2,645)
Corporate other income							721	721
Interest expense							(28,275)	(28,275)
Net foreign exchange gains							115	115
Merger and acquisition expenses							48,776	48,776
Corporate general and administrative expenses							(58,388)	(58,388)

(Loss) income before taxes						$(2,574)	$138,491	$306,491

Loss ratio (b)	59.7%	55.4%	62.7%	44.3%	56.1%
Acquisition cost ratio (c)	1.6%	20.9%	16.5%	17.9%	16.0%
General and administrative
expense ratio (d)	14.7%	10.5%	17.7%	21.1%	13.6%
Combined ratio (e)	76.0%	86.8%	96.9%	83.4%	85.7%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

	Property & Casualty					Life & Annuity
2009	Insurance	Reinsurance	U.S. Specialty	Alterra at Lloyd’s	Total	Reinsurance (a)	Corporate	Consolidated
Gross premiums written	$447,340	$489,028	$265,905	$128,973	$1,331,246	$43,755	$—	$1,375,001
Reinsurance premiums ceded	(218,633)	(80,005)	(148,546)	(32,884)	(480,068)	(413)	—	(480,481)

Net premiums written	$228,707	$409,023	$117,359	$96,089	$851,178	$43,342	$—	$894,520

Earned premiums	$434,147	$476,434	$239,613	$125,000	$1,275,194	$43,755	$—	$1,318,949
Earned premiums ceded	(216,687)	(88,578)	(149,008)	(29,907)	(484,180)	(413)	—	(484,593)

Net premiums earned	217,460	387,856	90,605	95,093	791,014	43,342	—	834,356
Net losses and loss expenses	(140,403)	(254,474)	(54,764)	(43,958)	(493,599)	—	—	(493,599)
Claims and policy benefits	—	—	—	—	—	(101,093)	—	(101,093)
Acquisition costs	1,206	(71,074)	(7,474)	(18,136)	(95,478)	(1,396)	—	(96,874)
General and administrative expenses	(27,927)	(31,778)	(27,925)	(19,972)	(107,602)	(2,786)	—	(110,388)
Other income (loss)	1,620	12	(68)	658	2,222	(120)	—	2,102

Underwriting income	$51,956	$30,542	$374	$13,685	$96,557	n/a	—	n/a
Net investment income						50,993	118,748	169,741
Net realized and unrealized gains on investments						37,338	44,427	81,765
Net impairment losses recognized in earnings							(3,078)	(3,078)
Corporate other income							912	912
Interest expense							(21,339)	(21,339)
Net foreign exchange gains							5,772	5,772
Merger and acquisition expenses							31,566	31,566
Corporate general and administrative expenses							(43,607)	(43,607)

Income before taxes						$26,278	$133,401	$256,236

Loss ratio (b)	64.6%	65.6%	60.4%	46.2%	62.4%
Acquisition cost ratio (c)	(0.6)%	18.3%	8.2%	19.1%	12.1%
General and administrative expense ratio (d)	12.8%	8.2%	30.8%	21.0%	13.6%
Combined ratio (e)	76.9%	92.1%	99.5%	86.3%	88.1%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2011, 2010 and 2009 were:

2011	North America	Europe	Rest of the world	Total
Gross premiums written	$1,402,372	$306,004	$192,334	$1,900,710
Reinsurance ceded	(344,833)	(93,693)	(33,186)	(471,712)

	$1,057,539	$212,311	$159,148	$1,428,998

2010	North America	Europe	Rest of the world	Total
Gross premiums written	$1,061,853	$207,099	$136,844	$1,405,796
Reinsurance ceded	(292,845)	(59,196)	(18,722)	(370,763)

	$769,008	$147,903	$118,122	$1,035,033

2009	North America	Europe	Rest of the world	Total
Gross premiums written	$1,045,655	$180,794	$104,797	$1,331,246
Reinsurance ceded	(393,057)	(68,503)	(18,508)	(480,068)

	$652,598	$112,291	$86,289	$851,178

The largest client in each of the years ended December 31, 2011, 2010 and 2009 accounted for 3.5%, 1.8% and 4.5%, respectively, of the Company’s property and casualty gross premiums written.

Life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2011, 2010 and 2009 was:

2011	North America	Europe	Total
Gross premiums written	$3,356	$—	$3,356
Reinsurance ceded	(365)	—	(365)

	$2,991	$—	$2,991

2010
Gross premiums written	$3,800	$1,135	$4,935
Reinsurance ceded	(400)	—	(400)

	$3,400	$1,135	$4,535

2009
Gross premiums written	$43,755	$—	$43,755
Reinsurance ceded	(413)	—	(413)

	$43,342	$—	$43,342

The largest client in each of the years ended December 31, 2011, 2010 and 2009 accounted for 45.6%, 36.5% and 95.0%, respectively, of the Company’s life and annuity reinsurance gross premiums written.

There were no new life and annuity transactions written in the years ended December 31, 2011 and 2010. There was one new life and annuity transaction written in the year ended December 31, 2009.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars,

except share and per share amounts)

21. QUARTERLY FINANCIAL RESULTS (unaudited)

2011	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$627,848	$563,907	$386,328	$325,983

Net premiums earned	$379,887	$348,941	$347,042	$349,104
Net investment income	57,766	59,665	60,335	57,080
Net realized and unrealized
(losses) gains on investments	(18,818)	(5,774)	(7,972)	(5,775)
Net impairment losses recognized in earnings	(1,029)	(353)	(861)	(702)
Other income	1,315	591	1,473	2,017

Total revenues	419,121	403,070	400,017	401,724

Losses and expenses
Net losses and loss expenses	304,406	211,133	198,521	231,533
Claims and policy benefits	14,710	15,570	14,538	14,564
Acquisition costs	70,608	64,680	61,434	64,380
Interest expense	8,459	10,630	11,303	13,296
Net foreign exchange (gains) losses	(878)	3,090	(147)	(753)
General and administrative expenses	71,203	69,659	61,555	54,657

Total losses and expenses	468,508	374,762	347,204	377,677

(Loss) income before taxes	$(49,387)	$28,308	$52,813	$24,047

Income tax (benefit) expense	(2,700)	(4,327)	4,427	(6,901)

Net (loss) income	$(46,687)	$32,635	$48,386	$30,948

Basic (loss) earnings per share	$(0.44)	$0.31	$0.46	$0.30

Diluted (loss) earnings per share	$(0.44)	$0.30	$0.46	$0.30

2010	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$371,139	$398,981	$325,213	$315,398

Net premiums earned	$194,240	$293,260	$342,432	$342,554
Net investment income	48,390	53,277	59,711	61,080
Net realized and unrealized gains
(losses) on investments	6,422	(14,786)	15,411	9,825
Net impairment losses recognized in earnings	(420)	(300)	(151)	(1,774)
Other income	344	275	1,327	2,862

Total revenues	248,976	331,726	418,730	414,547

Losses and expenses
Net losses and loss expenses	124,965	159,817	191,012	179,047
Claims and policy benefits	17,659	13,943	15,060	18,551
Acquisition costs	24,244	48,798	60,859	53,563
Interest expense	4,942	7,916	7,551	7,866
Net foreign exchange (gains) losses	(2,452)	(634)	3,353	(382)
Merger and acquisition expenses	4,744	(54,570)	550	500
General and administrative expenses	36,528	50,649	56,650	76,759

Total losses and expenses	210,630	225,919	335,035	335,904

Income before taxes	$38,346	$105,807	$83,695	$78,643

Income tax expense (benefit)	1,965	2,360	858	(1,027)

Net income	$36,381	$103,447	$82,837	$79,670

Basic earnings per share	$0.64	$1.14	$0.71	$0.70

Diluted earnings per share	$0.63	$1.13	$0.70	$0.69

SCHEDULE II

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant

Balance Sheets—Parent Company only

December 31, 2011 and 2010

(Expressed in thousands of U.S. Dollars, except per share amounts)

	2011	2010
Assets
Cash and cash equivalents	$13,978	$50,746
Investments in subsidiaries	2,954,589	3,161,780
Other assets	905	707

Total Assets	$2,969,472	$3,213,233

Liabilities
Due to affiliated companies	145,873	284,080
Accounts payable and accrued expenses	14,364	10,883

Total Liabilities	160,237	294,963

Shareholders’ Equity
Common shares (par value $1.00 per share) 102,101,950 (2010—110,963,160) shares issued and outstanding	102,102	110,963
Additional paid-in capital	1,847,034	2,026,045
Accumulated other comprehensive income	166,957	98,946
Retained earnings	693,142	682,316

Total Shareholders’ Equity	2,809,235	2,918,270

Total Liabilities and Shareholders’ Equity	$2,969,472	$3,213,233

See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant

Statements of Operations—Parent Company only

For the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars)

	2011	2010	2009
Revenue
Net investment income and equity in net earnings of affiliates	$100,599	$266,315	$240,242
Net realized and unrealized losses on investments	—	(10,421)	—
Expenses
Interest expense	1,750	945	2,041
General and administrative expenses	33,567	(47,386)	(8,014)

Net Income	$65,282	$302,335	$246,215

See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant

Statements of Cash Flows—Parent Company only

For the years ended December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars)

	2011	2010	2009
Operating activities:
Net income	$65,282	$302,335	$246,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of unearned stock based compensation	14,081	27,467	20,907
Other assets	(198)	13	(151)
Accounts payable and accrued expenses	3,481	6,592	407
Due (from) to affiliated companies	(138,208)	134,165	150,423
Equity in net earnings of affiliates	(100,670)	(266,421)	(240,144)
Negative goodwill gain	—	(95,788)	—

Net cash (used in) provided by operating activities	(156,232)	108,363	177,657
Investing activities:
Investments in subsidiaries	(55,000)	—	(20,199)
Dividends received	175,000	350,000	52,500
Return of capital	275,000	125,000	—

Net cash provided by investing activities	395,000	475,000	32,301
Financing activities:
Net proceeds from issuance of common shares	4,009	1,478	2,393
Repurchase of common shares	(225,089)	(207,764)	(34,321)
Repayment of bank loan	—	—	(150,000)
Dividends paid	(54,456)	(349,495)	(21,722)

Net cash used in financing activities	(275,536)	(555,781)	(203,650)
(Decrease) increase in cash and cash equivalents	(36,768)	27,582	6,308
Cash and cash equivalents, beginning of year	50,746	23,164	16,856

Cash and cash equivalents, end of year	$13,978	$50,746	$23,164

See accompanying report of independent registered public accounting firm

SCHEDULE III

ALTERRA CAPITAL HOLDINGS LIMITED

Supplementary Insurance Information

December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2011

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Insurance	$(11,874)	$1,335,455	$192,327	$210,773	$—	$105,751	$(375)	$210,135	$37,723
Reinsurance	114,144	2,105,129	528,414	823,990	—	527,955	182,257	786,553	79,330
U.S. Specialty	14,817	307,594	171,430	201,289	—	139,560	35,512	206,302	35,825
Alterra at Lloyd’s	22,705	468,360	128,468	185,931	—	172,327	42,401	226,008	36,993
Life & Annuity Reinsurance	6,057	1,190,697	—	2,991	48,534	59,382	557	2,991	648
Not allocated to segments	—	—	—	—	186,312	—	—	—	67,867

Total	$145,850	$5,407,235	$1,020,639	$1,424,974	$234,846	$1,004,975	$261,102	$1,431,989	$258,386

Year ended December 31, 2010

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Insurance	$(7,301)	$1,336,117	$169,600	$234,712	$—	$140,108	$3,651	$218,921	$34,508
Reinsurance	76,937	2,041,566	522,540	627,616	—	347,816	131,114	444,922	66,073
U.S. Specialty	18,190	231,018	129,522	170,613	—	107,052	28,174	206,005	30,122
Alterra at Lloyd’s	17,525	297,433	83,825	135,010	—	59,865	24,164	165,185	28,531
Life & Annuity Reinsurance	6,550	1,275,580	—	4,535	49,785	65,213	361	4,535	2,964
Not allocated to segments	—	—	—	—	172,673	—	—	—	9,497

Total	$111,901	$5,181,714	$905,487	$1,172,486	$222,458	$720,054	$187,464	$1,039,568	$171,695

See accompanying report of independent registered public accounting firm

Year ended December 31, 2009
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Insurance	$(4,779)	$1,240,036	$182,973	$217,460	$—	$140,403	$(1,206)	$228,707	$27,927
Reinsurance	46,557	1,470,681	260,728	387,856	—	254,474	71,074	409,023	31,778
U.S. Specialty	8,031	189,126	133,245	90,605	—	54,764	7,474	117,359	27,925
Alterra at Lloyd’s	8,985	278,251	51,215	95,093	—	43,958	18,136	96,089	19,972
Life & Annuity Reinsurance	6,854	1,372,513	—	43,342	50,993	101,093	1,396	43,342	2,786
Not allocated to segments	—	—	—	—	118,748	—	—	—	6,269

Total	$65,648	$4,550,607	$628,161	$834,356	$169,741	$594,692	$96,874	$894,520	$116,657

See accompanying report of independent registered public accounting firm

SCHEDULE IV

ALTERRA CAPITAL HOLDINGS LIMITED

Reinsurance

December 31, 2011, 2010 and 2009

(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2011	$827,899	$472,077	$1,076,167	$1,431,989	75%
Year ended December 31, 2010	$764,746	$371,163	$645,985	$1,039,568	62%
Year ended December 31, 2009	$759,567	$480,481	$615,434	$894,520	69%

See accompanying report of independent registered public accounting firm