Form 10-Q
period 2012-03-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2012-05-10
CIK 1141719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of the registrant’s common shares (par value $1.00 per share) outstanding as of May 4, 2012 was 100,505,784.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I —FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$844,743	$922,844
Fixed maturities, trading, at fair value (amortized cost: 2012—$220,115; 2011—$226,716)	223,592	229,206
Fixed maturities, available for sale, at fair value (amortized cost: 2012—$5,288,120; 2011—$5,290,124)	5,518,102	5,501,925
Fixed maturities, held to maturity, at amortized cost (fair value: 2012—$1,029,502; 2011—$1,011,493)	885,214	874,259
Other investments, at fair value	332,884	286,515
Accrued interest income	64,295	71,322
Premiums receivable	869,800	715,154
Losses and benefits recoverable from reinsurers	1,108,036	1,068,119
Deferred acquisition costs	176,199	145,850
Prepaid reinsurance premiums	299,163	212,238
Trades pending settlement	111,194	22,887
Goodwill and intangible assets	55,771	56,111
Other assets	86,785	79,417

Total assets	$10,575,778	$10,185,847

LIABILITIES
Property and casualty losses	$4,322,847	$4,216,538
Life and annuity benefits	1,203,752	1,190,697
Deposit liabilities	151,058	151,035
Funds withheld from reinsurers	92,793	112,469
Unearned property and casualty premiums	1,221,788	1,020,639
Reinsurance balances payable	201,409	134,354
Accounts payable and accrued expenses	90,359	110,380
Senior notes	440,510	440,500

Total liabilities	7,724,516	7,376,612

SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 100,707,484 (2011—102,101,950) shares issued and outstanding	100,707	102,102
Additional paid-in capital	1,807,287	1,847,034
Accumulated other comprehensive income	185,146	166,957
Retained earnings	758,122	693,142

Total shareholders’ equity	2,851,262	2,809,235

Total liabilities and shareholders’ equity	$10,575,778	$10,185,847

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES
Gross premiums written	$661,330	$627,848
Reinsurance premiums ceded	(224,462)	(137,357)

Net premiums written	$436,868	$490,491

Earned premiums	$477,867	$489,262
Earned premiums ceded	(139,692)	(109,375)

Net premiums earned	338,175	379,887
Net investment income	58,678	57,766
Net realized and unrealized gains (losses) on investments	25,493	(18,818)
Total other-than-temporary impairment losses	(5,467)	(1,124)
Portion of loss recognized in other comprehensive income (loss), before taxes	98	95

Net impairment losses recognized in earnings	(5,369)	(1,029)
Other income	5,362	1,315

Total revenues	422,339	419,121

LOSSES AND EXPENSES
Net losses and loss expenses	206,029	304,406
Claims and policy benefits	13,466	14,710
Acquisition costs	59,724	70,608
Interest expense	8,628	8,459
Net foreign exchange gains	(32)	(878)
General and administrative expenses	60,082	71,203

Total losses and expenses	347,897	468,508

INCOME (LOSS) BEFORE TAXES	74,442	(49,387)
Income tax benefit	(4,582)	(2,700)

NET INCOME (LOSS)	79,024	(46,687)

Other comprehensive income
Holding gains (losses) on available for sale securities arising in period, net of tax	24,675	(11,993)
Net realized gains on available for sale securities included in net income, net of tax	(7,758)	(2,498)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(98)	(95)
Foreign currency translation adjustment	1,370	4,873

Other comprehensive income (loss)	18,189	(9,713)

COMPREHENSIVE INCOME (LOSS)	$97,213	$(56,400)

Net income (loss) per share	$0.78	$(0.44)

Net income (loss) per diluted share	$0.77	$(0.44)

Weighted average common shares outstanding—basic	101,002,884	107,165,228

Weighted average common shares outstanding—diluted	103,154,081	107,165,228

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2012	2011
Common shares
Balance, beginning of period	$102,102	$110,963
Issuance of common shares, net	677	1,034
Repurchase of shares	(2,072)	(6,263)

Balance, end of period	100,707	105,734

Additional paid-in capital
Balance, beginning of period	1,847,034	2,026,045
Issuance of common shares, net	(472)	(920)
Stock based compensation expense	7,486	10,902
Repurchase of shares	(46,761)	(130,883)

Balance, end of period	1,807,287	1,905,144

Accumulated other comprehensive income
Balance, beginning of period	166,957	98,946
Change in net unrealized gains and losses of fixed maturities, net of tax	16,819	(14,586)
Foreign currency translation adjustment	1,370	4,873

Balance, end of period	185,146	89,233

Retained earnings
Balance, beginning of period	693,142	682,316
Net income (loss)	79,024	(46,687)
Dividends	(14,044)	(12,546)

Balance, end of period	758,122	623,083

Total shareholders’ equity	$2,851,262	$2,723,194

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$79,024	$(46,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	7,486	10,902
Amortization of premium on fixed maturities	5,616	5,266
Accretion of deposit liabilities	960	1,496
Net realized and unrealized (gains) losses on investments	(25,493)	18,818
Net impairment losses recognized in earnings	5,369	1,029
Changes in:
Accrued interest income	7,108	6,004
Premiums receivable	(146,066)	(217,335)
Losses and benefits recoverable from reinsurers	(32,372)	(95,272)
Deferred acquisition costs	(28,975)	(36,853)
Prepaid reinsurance premiums	(85,417)	(27,503)
Other assets	(7,625)	(1,966)
Property and casualty losses	81,529	256,939
Life and annuity benefits	(11,836)	(11,599)
Funds withheld from reinsurers	(19,676)	965
Unearned property and casualty premiums	193,161	154,908
Reinsurance balances payable	66,102	24,283
Accounts payable and accrued expenses	(20,853)	3,514

Cash provided by operating activities	68,042	46,909

INVESTING ACTIVITIES
Purchases of available for sale securities	(520,816)	(579,728)
Sales of available for sale securities	290,644	423,344
Redemptions/maturities of available for sale securities	213,629	275,420
Purchases of trading securities	(24,898)	(7,783)
Sales of trading securities	21,001	24,564
Redemptions/maturities of trading securities	14,190	16,730
Purchases of held to maturity securities	—	(2,580)
Redemptions/maturities of held to maturity securities	8,821	8,546
Net (purchases) sales of other investments	(95,004)	34,334

Cash (used in) provided by investing activities	(92,433)	192,847

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	205	114
Repurchase of common shares	(48,833)	(137,146)
Dividends paid	(13,734)	(12,546)
Additions to deposit liabilities	427	283
Payments of deposit liabilities	(1,363)	(1,967)

Cash used in financing activities	(63,298)	(151,262)

Effect of exchange rate changes on foreign currency cash and cash equivalents	9,588	6,951
Net (decrease) increase in cash and cash equivalents	(78,101)	95,445
Cash and cash equivalents, beginning of period	922,844	905,606

CASH AND CASH EQUIVALENTS, END OF PERIOD	$844,743	$1,001,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid totaled $11,137 and $11,120 for the three months ended March 31, 2012 and 2011, respectively.

Income taxes paid totaled $4,197 and $79 for the three months ended March 31, 2012 and 2011, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Alterra Capital Holdings Limited (“Alterra” and, collectively with its subsidiaries, the “Company”) is a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. Alterra was incorporated on July 8, 1999 under the laws of Bermuda.

Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited
Alterra Brazil	Alterra Resseguradora do Brasil Ltda.
Alterra Capital UK	Alterra Capital UK Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Europe	Alterra Europe plc
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited
Alterra Re Europe	Alterra Reinsurance Europe plc
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited

The Company’s Bermuda insurance and reinsurance operations are conducted through Alterra Bermuda, which is registered as both a Class 4 commercial and Class C long-term insurer under the insurance laws of Bermuda.

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

The Company’s non-Lloyd’s European insurance and reinsurance operations are based primarily in Dublin through Alterra Europe and its branches in London and Zurich. Effective November 1, 2011, Alterra Europe merged with Alterra Re Europe, with Alterra Europe as the surviving entity.

The Company’s Lloyd’s operations are conducted by Alterra at Lloyd’s through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London. The Company’s proportionate share of Syndicates 1400, 2525 and 2526 are 100%, approximately 2% and approximately 20%, respectively.

The Company’s Latin America operations are conducted through Alterra at Lloyd’s in Rio de Janeiro, Brazil, using Lloyd’s admitted status, and through Alterra Europe using a representative office in Bogotá, Colombia and a service company in Buenos Aires, Argentina. In January 2012, our application to incorporate a local reinsurance company in Brazil, Alterra Brazil, was approved and we have commenced writing business in this company.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

ASU 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in FASB guidance. ASU 2010-26 modifies the existing guidance to require that only costs that are associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 was effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. This standard did not have any impact on the Company’s interim consolidated financial statements.

ASU 2011-04, Fair Value Measurements and Disclosures (820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.

ASU 2011-04 principally clarifies existing guidance relating to fair value measurement and disclosures. The ASU also includes changes to certain fair value principles that affect both measurement and disclosure requirements. These changes include requiring additional disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative information and discussion about significant unobservable inputs and the sensitivity of the fair value measurement to changes in unobservable inputs, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. ASU 2011-04 was effective for fiscal periods beginning on or after December 15, 2011 with prospective application. This standard did not have a material impact on the Company’s interim consolidated financial statements.

ASU 2011-05, Comprehensive Income (220)—Presentation of Comprehensive Income

ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods on or after December 15, 2011 with early adoption permitted. The requirement to present reclassification adjustments on the face of the financial statements has been deferred and no effective date has been determined. The Company has reflected the disclosure requirements effective for the current period in its interim consolidated financial statements and they did not have a material impact on the Company’s interim consolidated financial statements.

ASU 2011-08, Intangibles—Goodwill and Other (350)—Testing Goodwill for Impairment

ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard did not have a material impact on the Company’s interim consolidated financial statements.

3. SEGMENT INFORMATION

The Company monitors the performance of its underwriting operations in six segments: global insurance, U.S. insurance, reinsurance, Alterra at Lloyd’s, Latin America and life and annuity reinsurance.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effective January 1, 2012, the Company redefined its operating and reporting segments. Reinsurance business written within Latin America, which was previously reported within the reinsurance or Alterra at Lloyd’s segments, has been reclassified to a new Latin America segment. In addition, business written by the Company’s recently incorporated Brazilian reinsurance company, Alterra Brazil, is included in the Latin America segment. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment (formerly the insurance segment), has been reclassified to the U.S. insurance segment (formerly the U.S. specialty segment). Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is the Company’s principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect these reclassifications between segments.

Global Insurance Segment

The Company’s global insurance segment (formerly the insurance segment) offers property and casualty excess of loss insurance from its offices in Bermuda, Dublin and London primarily to U.S. and international Fortune 1000 companies. Insurance offered from the Company’s U.S. offices is included within the U.S. insurance segment. Principal lines of business for this segment include aviation, excess liability, professional liability and property.

U.S. Insurance Segment

The Company’s U.S. insurance segment (formerly the U.S. specialty segment) offers property and casualty insurance coverage from its offices in the United States primarily to Fortune 3000 companies. Principal lines of business for this segment include general/excess liability, marine, professional liability and property.

Reinsurance Segment

The Company’s reinsurance segment offers property and casualty quota share and excess of loss reinsurance from its offices in Bermuda, Dublin, London and the United States to insurance and reinsurance companies worldwide. Principal lines of business for this segment include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

Alterra at Lloyd’s Segment

The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London, Dublin and Zurich, primarily to medium-to large-sized international clients. This segment comprises the Company’s proportionate share of the underwriting results of the Syndicates, and the results of Alterra at Lloyd’s, the managing agent for Syndicate 1400. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, agriculture, aviation, financial institutions, international casualty, marine, professional liability and property.

Latin America Segment

The Company’s Latin America segment offers property and casualty quota share and excess of loss reinsurance from its offices in Rio de Janeiro, Bogotá and Buenos Aires. Principal lines of business for this segment include aviation, general liability, marine, property and surety.

Life and Annuity Reinsurance Segment

The Company’s life and annuity reinsurance segment previously offered reinsurance products that focused on blocks of life and annuity business, which took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. The Company has determined not to write any new life and annuity contracts in the foreseeable future.

Corporate

The Company also has a corporate function that includes the Company’s investment and financing activities.

Invested assets are managed on an aggregated basis, and investment income and realized and unrealized gains on investments are not allocated to the property and casualty segments. Because of the longer duration of liabilities on life and annuity reinsurance business, and the accretion of the discounted carrying value of life and annuity benefits, investment returns are important in evaluating the profitability of this segment. Consequently, the Company allocates investment returns from the consolidated portfolio to the life and annuity reinsurance segment. The allocation is based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life and annuity reinsurance segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Operations by Segment

Management monitors the performance of all of its segments, other than life and annuity reinsurance, on the basis of underwriting income, loss ratio, acquisition cost ratio, general and administrative expense ratio and combined ratio, along with other metrics. Management monitors the performance of its life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned and allocated net investment income, and expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of operations by segment for the three months ended March 31, 2012 and 2011 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31, 2012
	Property & Casualty						Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Latin America	Total

Gross premiums written	$66,771	$104,282	$318,354	$146,143	$25,340	$660,890	$440	$—	$661,330
Reinsurance premiums ceded	(43,251)	(70,494)	(59,493)	(38,590)	(12,616)	(224,444)	(18)	—	(224,462)

Net premiums written	$23,520	$33,788	$258,861	$107,553	$12,724	$436,446	$422	$—	$436,868

Earned premiums	$94,103	$96,241	$194,661	$72,899	$19,523	$477,427	$440	$—	$477,867
Earned premiums ceded	(47,133)	(40,456)	(26,753)	(20,049)	(5,283)	(139,674)	(18)	—	(139,692)

Net premiums earned	46,970	55,785	167,908	52,850	14,240	337,753	422	—	338,175

Net losses and loss expenses	(18,061)	(37,564)	(101,195)	(38,675)	(10,534)	(206,029)	—	—	(206,029)
Claims and policy benefits	—	—	—	—	—	—	(13,466)	—	(13,466)
Acquisition costs	(59)	(7,696)	(38,661)	(9,434)	(3,755)	(59,605)	(119)	—	(59,724)
General and administrative expenses	(6,481)	(12,257)	(17,052)	(9,095)	(2,259)	(47,144)	(34)	—	(47,178)
Other income	815	81	4,441	—	—	5,337	—	—	5,337

Underwriting income (loss)	$23,184	$(1,651)	$15,441	$(4,354)	$(2,308)	$30,312	n/a	—	n/a

Net investment income							14,776	43,902	58,678
Net realized and unrealized gains on investments							—	25,493	25,493
Net impairment losses recognized in earnings								(5,369)	(5,369)
Corporate other income								25	25
Interest expense								(8,628)	(8,628)
Net foreign exchange gains								32	32
Corporate general and administrative expenses								(12,904)	(12,904)

Income before taxes							$1,579	$42,551	$74,442

Loss ratio (b)	38.5%	67.3%	60.3%	73.2%	74.0%	61.0%
Acquisition cost ratio (c)	0.1%	13.8%	23.0%	17.9%	26.4%	17.6%
General and administrative expense ratio (d)	13.8%	22.0%	10.2%	17.2%	15.9%	14.0%

Combined ratio (e)	52.4%	103.1%	93.4%	108.2%	116.2%	92.6%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
	March 31, 2011
	Property & Casualty						Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Latin America	Total

Gross premiums written	$63,895	$77,765	$360,727	$107,890	$17,136	$627,413	$435	$—	$627,848
Reinsurance premiums ceded	(38,524)	(38,317)	(35,252)	(23,179)	(2,065)	(137,337)	(20)	—	(137,357)

Net premiums written	$25,371	$39,448	$325,475	$84,711	$15,071	$490,076	$415	$—	$490,491

Earned premiums	$90,651	$81,470	$244,340	$63,164	$9,202	$488,827	$435	$—	$489,262
Earned premiums ceded	(40,779)	(27,801)	(19,901)	(20,580)	(294)	(109,355)	(20)	—	(109,375)

Net premiums earned	49,872	53,669	224,439	42,584	8,908	379,472	415	—	379,887

Net losses and loss expenses	(31,624)	(34,415)	(183,908)	(48,443)	(6,016)	(304,406)	—	—	(304,406)
Claims and policy benefits	—	—	—	—	—	—	(14,710)	—	(14,710)
Acquisition costs	(264)	(7,986)	(47,760)	(12,652)	(1,787)	(70,449)	(159)	—	(70,608)
General and administrative expenses	(7,952)	(11,270)	(22,272)	(8,253)	(2,456)	(52,203)	(177)	—	(52,380)
Other income	729	83	—	215	—	1,027	—	—	1,027

Underwriting income (loss)	$10,761	$81	$(29,501)	$(26,549)	$(1,351)	$(46,559)	n/a	—	n/a

Net investment income							12,343	45,423	57,766
Net realized and unrealized gains (losses) on investments							2,807	(21,625)	(18,818)
Net impairment losses recognized in earnings								(1,029)	(1,029)
Corporate other income								288	288
Interest expense								(8,459)	(8,459)
Net foreign exchange gains								878	878
Corporate general and administrative expenses								(18,823)	(18,823)

Income (loss) before taxes							$519	$(3,347)	$(49,387)

Loss ratio (b)	63.4%	64.1%	81.9%	113.8%	67.5%	80.2%
Acquisition cost ratio (c)	0.5%	14.9%	21.3%	29.7%	20.1%	18.6%
General and administrative expense ratio (d)	15.9%	21.0%	9.9%	19.4%	27.6%	13.8%

Combined ratio (e)	79.9%	100.0%	113.1%	162.8%	115.2%	112.5%

(a)	Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)	Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)	Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)	General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2012 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$436,885	$190,803	$33,202	$660,890
Reinsurance ceded	(120,082)	(67,262)	(37,100)	(224,444)

	$316,803	$123,541	$(3,898)	$436,446

Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2011 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$389,640	$179,923	$57,850	$627,413
Reinsurance ceded	(91,987)	(38,653)	(6,697)	(137,337)

	$297,653	$141,270	$51,153	$490,076

The largest client in each of the three months ended March 31, 2012 and 2011 accounted for 6.3% and 6.1% of the Company’s property and casualty gross premiums written, respectively.

All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the three months ended March 31, 2012 and 2011 were from North America.

There were no new life and annuity transactions written in the three months ended March 31, 2012 and 2011.

4. BUSINESS COMBINATION

On May 12, 2010, Harbor Point Limited (“Harbor Point”) amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra (the “Amalgamation”). The Amalgamation was accounted for as a business combination, with Alterra the accounting acquirer. The Company recorded the acquired assets and liabilities of Harbor Point at their fair values.

The net loss reserves acquired included an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount is being amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the three months ended March 31, 2012 and 2011, $6.2 million and $6.2, respectively, was amortized. As of March 31, 2012, the unamortized balance of this fair value adjustment was $45.8 million.

The net unearned premiums acquired included a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount is being amortized to acquisition costs in the consolidated statements of operations and comprehensive income over two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the three months ended March 31, 2012 and 2011, $4.5 million and $15.0 million, respectively, was amortized. As of March 31, 2012, the unamortized balance of this fair value adjustment was $11.5 million.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. INVESTMENTS

Fixed Maturities—Available for Sale

The fair values and amortized cost of available for sale fixed maturities as of March 31, 2012 and December 31, 2011 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
March 31, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$723,221	$26,653	$(1,654)	$—	$748,220
Non-U.S. governments	134,558	8,184	(201)	—	142,541
Corporate securities	2,336,813	110,216	(5,191)	(294)	2,441,544
Municipal securities	246,151	23,238	(731)	—	268,658
Asset-backed securities	264,186	1,666	(9,954)	(165)	255,733
Residential mortgage-backed securities (1)	1,254,885	47,675	(895)	(952)	1,300,713
Commercial mortgage-backed securities	328,306	33,999	(1,612)	—	360,693

	$5,288,120	$251,631	$(20,238)	$(1,411)	$5,518,102

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
		Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost				Fair Value
U.S. government and agencies	$686,818	$39,709	$(188)	$—	$726,339
Non-U.S. governments	121,769	8,087	(486)	—	129,370
Corporate securities	2,418,673	104,241	(20,259)	(1,040)	2,501,615
Municipal securities	241,303	22,464	(760)	—	263,007
Asset-backed securities	250,070	1,325	(11,635)	—	239,760
Residential mortgage-backed securities (1)	1,244,274	45,027	(2,440)	(1,230)	1,285,631
Commercial mortgage-backed securities	327,217	30,617	(1,631)	—	356,203

	$5,290,124	$251,470	$(37,399)	$(2,270)	$5,501,925

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,209,698 (December 31, 2011—$1,114,064).

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,957,918	35.5	$1,840,403	33.5
AAA	911,344	16.5	850,379	15.5
AA	785,590	14.2	840,397	15.3
A	1,310,370	23.7	1,322,267	24.0
BBB	282,921	5.1	280,159	5.1
BB	63,897	1.2	84,385	1.5
B	121,783	2.2	131,159	2.4
CCC or lower	43,005	0.8	53,157	1.0
Not rated	41,274	0.8	99,619	1.7

	$5,518,102	100.0	$5,501,925	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,209,698 (December 31, 2011—$1,114,064).

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The maturity distribution for available for sale fixed maturities held as of March 31, 2012 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$714,604	$720,056
After one year through five years	1,616,668	1,669,327
After five years through ten years	645,888	692,793
More than ten years	463,583	518,787

	3,440,743	3,600,963
Asset-backed securities	264,186	255,733
Mortgage-backed securities	1,583,191	1,661,406

	$5,288,120	$5,518,102

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity

The fair values and amortized cost of held to maturity fixed maturities as of March 31, 2012 and December 31, 2011 were:

March 31, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,206	$2,776	$—	$31,982
Non-U.S. governments	537,824	100,336	—	638,160
Corporate securities	317,184	41,172	—	358,356
Asset-backed securities	1,000	4	—	1,004

	$885,214	$144,288	$—	$1,029,502

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,201	$3,705	$—	$32,906
Non-U.S. governments	524,449	98,631	—	623,080
Corporate securities	319,609	34,895	—	354,504
Asset-backed securities	1,000	3	—	1,003

	$874,259	$137,234	$—	$1,011,493

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of March 31, 2012 and December 31, 2011.

March 31, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,206	3.3	$31,982	3.1
AAA	612,593	69.2	726,242	70.6
AA	99,451	11.2	109,423	10.6
A	121,952	13.8	137,218	13.3
BBB	21,014	2.4	23,750	2.3
BB	998	0.1	887	0.1

	$885,214	100.0	$1,029,502	100.0

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,201	3.3	$32,907	3.3
AAA	619,832	70.9	733,631	72.5
AA	82,511	9.4	88,631	8.8
A	117,600	13.5	129,791	12.8
BBB	24,117	2.8	25,705	2.5
Not rated	998	0.1	828	0.1

	$874,259	100.0	$1,011,493	100.0

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The maturity distribution for held to maturity fixed maturities held as of March 31, 2012 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$38,380	$38,935
After one year through five years	104,901	111,185
After five years through ten years	126,810	141,752
More than ten years	614,123	736,626

	884,214	1,028,498
Asset-backed securities	1,000	1,004

	$885,214	$1,029,502

Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Investment Income

Investment income earned for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2012	2011
Interest earned on investments and cash and cash equivalents	$66,271	$65,156
Amortization of premium on fixed maturities	(5,616)	(5,266)
Investment expenses	(1,977)	(2,124)

	$58,678	$57,766

Net Realized and Unrealized Gains and Losses

The net realized and unrealized gains and losses on investments for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2012	2011
Gross realized gains on available for sale securities	$11,451	$4,262
Gross realized losses on available for sale securities	(3,692)	(893)
Net realized and unrealized gains (losses) on trading securities	1,066	(1,827)
Increase in fair value of hedge funds	3,679	3,167
Decrease in fair value of catastrophe bonds	—	(25,390)
Increase in fair value of structured deposit	365	1,334
Income (loss) from equity method investments	4,927	(145)
Increase in fair value of derivatives	7,697	674

Net realized and unrealized gains (losses) on investments	$25,493	$(18,818)

Net other-than-temporary impairment losses recognized in earnings	$(5,369)	$(1,029)

Increase (decrease) in net unrealized gains on available for sale fixed maturities, before tax	$18,181	$(15,176)

Included in net realized and unrealized gains (losses) on trading securities were $0.1 million of net realized gains recognized on trading securities sold during the three months ended March 31, 2012, and $0.4 million of net realized losses in the three months ended March 31, 2011.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other-Than-Temporary Impairment

The Company attempts to match the maturities of its fixed maturities portfolio to the expected timing of its loss and benefit payments. Due to fluctuations in interest rates, it is likely that over the period a security is held there will be periods, perhaps greater than twelve months, when the security’s fair value is less than its cost, resulting in unrealized losses.

Any other-than-temporary impairment (“OTTI”) related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (i) the Company has the intent to sell the debt security; or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

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

The Company recorded $5.4 million of OTTI in earnings for the three months ended March 31, 2012, of which $0.2 million related to estimated credit losses ($1.0 million in the three months ended March 31, 2011, all of which related to estimated credit losses) and $5.2 million was recorded due to the decision to sell certain securities prior to their recovery in value.

The following methodology and significant inputs were used to determine the estimated credit losses during the three months ended March 31, 2012:

•

Corporate securities ($0.1 million credit loss recognized for the three months ended March 31, 2012)—the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security; and

•

Residential mortgage-backed securities ($0.1 million credit loss recognized for the three months ended March 31, 2012)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of March 31, 2012 and as of December 31, 2011, were:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2012 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$86,834	$1,645	$7,032	$9	$93,866	$1,654
Non-U.S. governments	10,549	200	854	1	11,403	201
Corporate securities	163,131	5,463	1,169	22	164,300	5,485
Municipal securities	39,627	731	—	—	39,627	731
Asset-backed securities	94,515	9,885	429	234	94,944	10,119
Residential mortgage-backed securities	114,748	1,847	—	—	114,748	1,847
Commercial mortgage-backed securities	55,204	1,612	—	—	55,204	1,612

	$564,608	$21,383	$9,484	$266	$574,092	$21,649

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$19,185	$188	$—	$—	$19,185	$188
Non-U.S. governments	19,265	486	—	—	19,265	486
Corporate securities	405,924	21,288	1,680	11	407,604	21,299
Municipal securities	26,968	760	—	—	26,968	760
Asset-backed securities	144,323	11,326	545	309	144,868	11,635
Residential mortgage-backed securities	161,651	3,670	—	—	161,651	3,670
Commercial mortgage-backed securities	74,782	1,631	—	—	74,782	1,631

	$852,098	$39,349	$2,225	$320	$854,323	$39,669

Of the total holdings of 3,076 (as of December 31, 2011—3,093) available for sale securities, 364 (as of December 31, 2011—524) had unrealized losses as of March 31, 2012.

The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the three months ended March 31, 2012 and 2011:

(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at January 1	$5,283	$3,768
Addition for credit loss impairment recognized in the current period on securities not previously impaired	90	424
Addition for credit loss impairment recognized in the current period on securities previously impaired	66	605
Reduction for securities sold during the period	(468)	(477)

Ending balance at March 31	$4,971	$4,320

Other Investments

The following is a summary of other investments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)		Allocation %		Allocation %
Hedge funds	$224,282	67.4	$249,971	87.2
Equity method investments	80,430	24.1	13,670	4.8
Structured deposits	24,905	7.5	24,540	8.6
Derivatives	3,267	1.0	(1,666)	(0.6)

	$332,884	100.0	$286,515	100.0

Hedge Funds

The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of March 31, 2012 and December 31, 2011 was:

	March 31, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$25,511	11.4	$24,987	9.9
Diversified arbitrage	18,121	8.1	17,368	6.9
Emerging markets	3,690	1.6	4,929	2.0
Event-driven arbitrage	9,302	4.1	21,130	8.5
Fund of funds	32,907	14.7	31,691	12.7
Global macro	23,743	10.6	48,965	19.6
Long/short credit	1,763	0.8	4,414	1.8
Long/short equity	107,585	48.0	94,793	37.9
Opportunistic	1,660	0.7	1,694	0.7

Total hedge fund portfolio	$224,282	100.0	$249,971	100.0

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Redemptions receivable of $49.1 million and $23.8 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of March 31, 2012, and December 31, 2011, respectively.

As of March 31, 2012, the hedge fund portfolio was invested in nine strategies in 33 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.

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

Of the Company’s March 31, 2012 outstanding redemptions receivable of $49.1 million, none of which is gated, $48.4 million was received in cash prior to May 8, 2012. The fair value of the Company’s holdings in funds with gates imposed as of March 31, 2012 was $7.3 million (December 31, 2011—$19.1 million).

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of March 31, 2012, the fair value of hedge funds held in side-pockets was $45.4 million (December 31, 2011—$37.4 million).

Details regarding the redemption of the hedge fund portfolio as of March 31, 2012 were as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$25,511	$14,661	$10,850	Annually	90 days
Diversified arbitrage	18,121	18,121	—
Emerging markets	3,690	3,690	—
Event-driven arbitrage	9,302	7,923	1,379	Quarterly	60 days
Fund of funds	32,907	—	32,907	Quarterly(3)	95-370 days
Global macro	23,743	2,291	21,452	Monthly - Quarterly	60-90 days
Long/short credit	1,763	—	1,763	Quarterly	56 days
Long/short equity	107,585	4,368	103,217	Monthly - Annually(4)	30-92 days
Opportunistic	1,660	1,660	—

Total hedge funds	$224,282	$52,714	$171,568

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate, as of March 31, 2012, when it will be able to redeem the investment.
(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.
(3)	The fund of funds investments are subject to redemption periods ranging from full redemption with 45 days notice to 50% of the value of the investment with 95 days notice and the remaining 50% of the value of the investment with 370 days notice. The total value of investments with 50% at a 95 day notice period and 50% at 370 days notice period was $32.9 million as of March 31, 2012.
(4)	The next available redemption date for investments totaling $15.1 million is June 30, 2013.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2012, the Company had one unfunded commitment of $7.3 million related to its hedge fund portfolio (December 31, 2011—$7.8 million).

An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Equity Method Investments

The Company owns 34.8% of the common shares of New Point IV. As of March 31, 2012, the carrying value of this investment was $76.6 million. The increase in this investment since December 31, 2011 was due principally to additional subscriptions for shares resulting from additional business being written by New Point Re IV. The Company’s equity share of net income for this investment for the three months ended March 31, 2012 was $4.9 million. The Company also owns 7.5% of the common shares of Grand Central Re Limited (“Grand Central Re”) and 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point’). The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Structured Deposits

The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of March 31, 2012, the estimated fair value of the deposit was $24.9 million (December 31, 2011—$24.5 million). For the three months ended March 31, 2012 and 2011, $0.3 million and $1.3 million of gains, respectively, was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Derivatives

The Company holds convertible bond securities within its available for sale fixed maturity portfolio and uses various other derivative instruments, including interest rate swaps, swaptions, foreign currency forwards and money market futures, to adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio. Refer to Note 7 for additional details of derivative holdings.

Catastrophe Bonds

During the year ended December 31, 2011, the Company disposed of all of its holdings in catastrophe bonds.

For the three months ended March 31, 2012 and 2011, the Company recorded $nil and $0.9 million, respectively, of net investment income from catastrophe bonds.

For the three months ended March 31, 2011, the Company recorded a decrease of $25.4 million in the estimated fair value of the catastrophe bonds, principally as a result of exposure to the earthquake and tsunami in Japan. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Restricted Assets

The total restricted assets as of March 31, 2012 and December 31, 2011 are as follows:

(Expressed in thousands of U.S. Dollars)	March 31, 2012	December 31, 2011
Restricted assets included in cash and cash equivalents	$450,229	$453,367
Restricted assets included in fixed maturities, at fair value	3,835,762	3,888,211
Restricted assets included in other investments	145,903	156,776

Total	$4,431,894	$4,498,354

As of March 31, 2012 and December 31, 2011, $3,572.7 million and $3,662.9 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of March 31, 2012 and December 31, 2011, $859.2 million and $835.5 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

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

At March 31, 2012, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.

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

For all assets and liabilities classified as Level 2, the market approach is utilized. The significant inputs used to determine the fair value of those assets and liabilities classified as Level 2 are as follows:

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker/ dealer quotes, benchmark yields and industry and market indicators. For syndicated bank loan securities held within the corporate category, broker/dealer quotes are the principal source fair value. The principal inputs for corporate securities are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

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

•

Derivatives consist of convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts, money market futures and credit derivatives. The fair value of the equity call options is determined using an option adjusted spread model, the significant inputs for which include equity prices, interest rates, volatility rates and benchmark yields. The other derivative instruments trade in the over-the-counter derivative market, or are priced based on broker/dealer quotes or quoted market prices for similar securities. These are considered observable market inputs and, therefore, the fair value of these securities are classified within Level 2.

•	Catastrophe bonds are recorded at fair value based on dealer quotes and trade prices. These inputs are observable and therefore the investments in catastrophe bonds are classified within Level 2.

•	Structured deposits are recorded at fair value based on quoted indexes that are observable, and, therefore, the investments in structured deposits are classified within Level 2.

•

Senior notes are not recorded at fair value but the fair value is disclosed. The fair value is obtained from an independent pricing service, which determines fair value using the spread above the risk-free yield curve, reported trades, broker/ dealer quotes, benchmark yields and industry and market indicators. The principal inputs are considered observable market inputs and, therefore, the fair value is classified within Level 2.

The ability to obtain quoted market prices is reduced in periods of decreasing liquidity, which generally increases the use of matrix pricing methods and generally increases the uncertainty surrounding the fair value estimates. This could result in the reclassification of a security between levels of the fair value hierarchy.

Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at March 31, 2012 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of March 31, 2012, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.

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

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2.5 million was made to the net asset value reported by the fund manager as of March 31, 2012 (December 31, 2011—$2.5 million) to adjust the carrying value of the fund to $nil, which is the Company’s best estimate of the fund’s fair value.

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

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2012.

March 31, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$339,110	$434,525	$—	$773,635
Non-U.S. governments	—	172,921	—	172,921
Corporate securities	—	2,586,702	—	2,586,702
Municipal securities	—	268,658	—	268,658
Asset-backed securities	—	263,481	—	263,481
Residential mortgage-backed securities	—	1,311,184	—	1,311,184
Commercial mortgage-backed securities	—	365,113	—	365,113

Total fixed maturities	339,110	5,402,584	—	5,741,694
Hedge funds	—	123,526	100,756	224,282
Structured deposit	—	24,905	—	24,905
Derivative assets	—	3,267	—	3,267

Other investments	—	151,698	100,756	252,454

	$339,110	$5,554,282	$100,756	$5,994,148

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$332,287	$419,519	$—	$751,806
Non-U.S. governments	—	164,621	—	164,621
Corporate securities	—	2,646,358	—	2,646,358
Municipal securities	—	263,007	—	263,007
Asset-backed securities	—	247,965	—	247,965
Residential mortgage-backed securities	—	1,296,277	—	1,296,277
Commercial mortgage-backed securities	—	361,097	—	361,097

Total fixed maturities	332,287	5,398,844	—	5,731,131
Hedge funds	—	147,105	102,866	249,971
Structured deposit	—	24,540	—	24,540
Derivative assets	—	(1,666)	—	(1,666)

Other investments	—	169,979	102,866	272,845

	$332,287	$5,568,823	$102,866	$6,003,976

The other investments above do not include investments accounted for using the equity method of $80.4 million and $13.7 million as of March 31, 2012 and December 31, 2011, respectively, in which the Company is deemed to have significant influence.

The following table presents the Company’s fair value hierarchy for those assets not carried at fair value in the consolidated balance sheet but for which disclosure of the fair value is required as of March 31, 2012.

March 31, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$9,670	$22,312	$—	$31,982
Non-U.S. governments	—	638,160	—	638,160
Corporate securities	—	358,356	—	358,356
Asset-backed securities	—	1,004	—	1,004

Total held to maturity fixed maturities	$9,670	$1,019,832	$—	$1,029,502

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s senior notes was $462.8 million as of March 31, 2012 and is classified within Level 2 of the fair value hierarchy.

The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2012.

The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended March 31, 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Investments
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at January 1	$102,866	$123,240
Total gains or losses (realized/unrealized)
Included in net income	(1,380)	395
Included in other comprehensive income	—	—
Purchases	503	910
Issuances	—	—
Settlements	(1,233)	(10,379)
Transfers in and/or out of Level 3	—	—

Ending balance at March 31	$100,756	$114,166

The amount of total (losses) gains for the three months ended March 31, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31	$(1,380)	$395

7. DERIVATIVE INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.

As of March 31, 2012, the Company held $68.7 million (December 31, 2011—$94.5 million) of convertible bond securities, including the fair value of the equity call options embedded therein. A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond maturity. The Company purchases convertible bond securities for their total return potential and not for the specific call option feature. The equity call option is an embedded derivative. These derivative instruments were not designated as hedging instruments. The fair value of the embedded call option is estimated by determining the fair value of the convertible bond with and without the call option, the difference being the estimated fair value of the call option. The fair value of the convertible bond with the call option is determined using a matrix pricing methodology as described in Note 6. The fair value of the convertible bond without the call option is estimated using an Option Adjusted Spread model using observable inputs for similar securities. The host instrument is classified within available for sale fixed maturity investments and the derivative asset within other investments in the consolidated balance sheets.

The Company has entered into various interest rate-linked derivatives, including swaptions, swaps and futures during the three months ended March 31, 2012. The Company uses these instruments to manage the interest rate exposure of its fixed maturity investment portfolio. These derivatives were not designated as hedging instruments. The Company has also entered into various foreign currency forward contracts, money market futures, credit derivatives and interest rate swaps as part of a total investment strategy applied to a portion of the Company’s investment portfolio. These derivatives were not designated as hedging investments.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of derivative instruments as of March 31, 2012 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$2,519	$—
Interest rate-linked derivatives	1,132	(547)
Credit default swaps	116	—
Money market futures	—	(237)
Foreign exchange forward contracts	558	(274)

Total derivatives	$4,325	$(1,058)

The fair values of derivative instruments as of December 31, 2011 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$2,516	$—
Interest rate-linked derivatives	188	(4,784)
Credit default swaps	187	(526)
Money market futures	501	—
Foreign exchange forward contracts	700	(448)

Total derivatives	$4,092	$(5,758)

The derivative assets and liabilities are included within other investments in the consolidated balance sheets. As of March 31, 2012, the Company had outstanding interest rate swaps and swaptions of $37.0 million in notional long positions and $103.8 million in notional short positions (December 31, 2011—$42.7 million and $104.7 million, respectively). As of March 31, 2012, the Company had outstanding credit default swaps of $6.0 million in notional long positions and $nil in notional short positions (December 31, 2011—$2.5 million and $9.3 million, respectively). As of March 31, 2012, the Company had outstanding money market futures contracts with a notional value of $13.0 million (December 31, 2011—$300.0 million). As of March 31, 2012, the Company had outstanding foreign currency forward contracts of $9.5 million in long positions and $136.8 million in short positions (December 31, 2011—$13.7 million and $53.6 million, respectively).

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the three months ended March 31, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2012 Amount of Gain or (Loss) Recognized in Income on Derivative	2011 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$1,964	$904
Interest rate-linked derivatives	6,856	143
Credit default swaps	65	—
Money market futures	234	(280)
Foreign exchange forward contracts	(1,422)	(93)

Total derivatives	$7,697	$674

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

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of March 31, 2012 was $90.6 million.

Interest expense in connection with the senior notes was $7.1 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively.

9. INCOME TAXES

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

The Company records income taxes during the period on the estimated effective annual rates for the year ending December 31, 2012 and the year ended December 31, 2011. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL

The Board of Directors of the Company declared the following dividends during 2012 and 2011:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
May 8, 2012	$0.14	May 22, 2012	June 5, 2012
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011

During the three months ended March 31, 2012, the Company repurchased 2,072,415 common shares at an average price of $23.56 per common share and 2,711 warrants at an average price of $4.49, for a total amount of $48.8 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the three months ended March 31, 2012, 2,065,877 common shares and 2,711 warrants were repurchased under the Board-approved share repurchase authorization. As of March 31, 2012, the remaining authorization under the Company’s Board-approved share repurchase program was $205.7 million.

As of March 31, 2012, the Company’s total authorized share capital is $220.0 million. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.

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

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2012	2011
Basic earnings per share:
Net income (loss)	$79,024	$(46,687)
Weighted average common shares outstanding—basic	101,002,884	107,165,228

Basic earnings per share	$0.78	$(0.44)

Diluted earnings per share:
Net income (loss)	$79,024	$(46,687)

Weighted average common shares outstanding—basic	101,002,884	107,165,228
Conversion of warrants	1,931,251	—
Conversion of options	116,024	—
Conversion of employee stock purchase plan	6,405	—
Non participating restricted shares	97,517	—

Weighted average common shares outstanding—diluted	103,154,081	107,165,228

Diluted earnings per share	$0.77	$(0.44)

For the three months ended March 31, 2012, the impact of the conversion of warrants of 293,924 and options of 2,447,987 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended March 31, 2011, the impact of the conversion of warrants of 10,386,424 and options of 3,575,331 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements since the Amalgamation:

(Expressed in thousands of U.S. Dollars)	As of March 31, 2012	As of December 31, 2011
Balance Sheet
Unearned property and casualty premiums	$14,255	$17,247
Premiums receivable	5,497	5,095
Losses and benefits recoverable from reinsurers	3,396	3,597
Property and casualty losses	236,923	253,214
Funds withheld from reinsurers	944	1,210

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
(Expressed in thousands of U.S. Dollars)	March 31, 2012	March 31, 2011
Statement of Operations
Gross premiums written	$2,605	$1,241
Earned premiums	5,360	4,908
Net losses and loss expenses	(905)	1,476
Acquisition costs	1,110	1,272

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

The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of March 31, 2012	As of December 31, 2011
Balance Sheet
Losses and benefits recoverable from reinsurers	$34,736	$34,925
Deposit liabilities	11,360	11,835
Funds withheld from reinsurers	58,345	74,625
Reinsurance balance payable	94	30

	Three Months Ended
(Expressed in thousands of U.S. Dollars)	March 31, 2012	March 31, 2011
Statement of Operations
Reinsurance premiums ceded	$18	$20
Earned premiums ceded	18	20
Other income	25	25
Claims and policy benefits	(368)	(356)
Interest expense	(78)	289

The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

New Point IV Limited

The Company owns 34.8% of the common shares of New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for the three months ended March 31, 2012 were $4.3 million.

Bay Point Holdings Limited

The Company owns 13.8% of the common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of March 31, 2012, $1.5 million (December 31, 2011—$1.9 million) was included in premiums receivable and $4.8 million (December 31, 2011—$5.1 million) in losses and benefits recoverable from reinsurers related to this agreement.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. COMMITMENTS AND CONTINGENCIES

Credit Facilities

On December 16, 2011, Alterra and Alterra Bermuda entered into a $1,100.0 million four-year secured credit facility (the “Senior Credit Facility”) with Bank of America and various other financial institutions. The Senior Credit Facility provides for secured letters of credit to be issued for the account of Alterra, Alterra Bermuda and certain other subsidiaries of Alterra and for loans to Alterra and Alterra Bermuda. Loans under the facility are subject to a sublimit of $250.0 million. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the Senior Credit Facility may be increased up to a total of $1,600.0 million.

In October 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch. This credit facility provided up to GBP 60.0 million for the issuance of letters of credit to provide capital in the form of Funds at Lloyd’s for Syndicate 1400. The facility is no longer being utilized and expires in June 2012.

In July 2009, Harbor Point Re Limited (now Alterra Bermuda) entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30.0 million for the issuance of secured letters of credit in support of the operations of the London branch of Alterra Europe, an indirect subsidiary of Alterra Bermuda.

In December 2011, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 14, 2012.

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of March 31, 2012 and December 31, 2011:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
March 31, 2012	$1,175,000	GBP	90,000

December 31, 2011	$1,175,000	GBP	90,000

Letters of credit issued and outstanding as of:
March 31, 2012	$595,929	GBP	16,774

December 31, 2011	$604,017	GBP	16,774

Cash and fixed maturities at fair value pledged as collateral as of:
March 31, 2012	$823,336	GBP	22,427

December 31, 2011	$800,460	GBP	22,537

Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of March 31, 2012.

Commitments

On July 1, 2011, Alterra Holdings, a wholly-owned subsidiary of the Company, along with private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several unrelated third party investors, executed a subscription agreement with New Point IV to purchase common shares of New Point IV. Following execution of the subscription agreement and subsequent issuances of common shares, Alterra Holdings holds approximately 34.8% of the issued and outstanding common shares of New Point IV. As of March 31, 2012, Alterra Holdings’ remaining commitment under the subscription agreement with New Point IV was $4.3 million.

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

Warrants

On May 12, 2010, the Company issued 8,911,449 replacement warrants in connection with the Amalgamation. The warrants were originally issued by Harbor Point to founding shareholders and employees in connection with the purchase of shares at the time of its formation. The warrants held by non-employees are subject to anti-dilution provisions which, in the event of certain specified events including payment of cash dividends, provide the holder of the warrant the option to have the exercise price and number of warrants adjusted such that the holder of the warrant is in the same economic position as if the warrant had been exercised immediately prior to such event, or receive the cash dividend upon exercise of the warrant. The warrants held by employees are entitled to receive accumulated cash dividends upon exercise of the warrants. The warrant expiration dates range from December 15, 2015 to May 15, 2016.

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	0.00%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	0.00%

Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2011	10,452,253	10,452,253	$19.33	$7.04	$19.08 - $26.48
Additional warrants issued as a result of dividends declared, net of repurchases	56,327	56,327	$19.01	$7.09	$18.97 - $19.05

Balance, March 31, 2012	10,508,580	10,508,580	$19.22	$7.04	$18.97 - $26.48

On February 8, 2012, Alterra declared a dividend of $0.14 per share. This dividend resulted in a reduction in the weighted average exercise price of $0.11 and an increase in the number of warrants outstanding by 56,327 net of warrants repurchased (issued at a weighted average grant date fair value per warrant of $7.09). A deferred dividend liability of $2.8 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. No warrants were exercised during the three months ended March 31, 2012.

Stock Option Awards

Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. The Company issued 8,288 options during the three months ended March 31, 2012.

The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

2012
Option valuation assumptions:
Expected remaining option life	0.2 years
Expected dividend yield	0.00%
Expected volatility	21.52%
Risk-free interest rate	0.32%
Forfeiture rate	0.00%

A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,057,271	1,057,271	$22.86	$6.55	$8.85 - 33.76
Options granted	8,228		$23.76	$0.77	$23.76
Options exercised	(25,845)		$15.52	$4.28	$12.03 - 22.12
Options forfeited	(18,602)		$25.28	$7.18	$25.25 - 25.38

Balance, March 31, 2012	1,021,052	1,021,052	$23.01	$6.55	$8.85 - 33.76

A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,266,033	108,333	108,333	$15.75	$6.01	$15.75
Restricted stock granted	(438,874)
Restricted stock forfeited	83
Restricted stock units granted	(98,333)

Balance, March 31, 2012	728,909	108,333	108,333	$15.75	$6.01	$15.75

A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,016,501	2,074,436	2,058,191	$26.65	$5.20	$26.48 - 30.82
Restricted stock granted	(221,541)

Balance, March 31, 2012	794,960	2,074,436	2,058,380	$26.65	$5.20	$26.48 - 30.82

ALTERRA CAPITAL HOLDINGS LIMITED

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards

Restricted stock and restricted stock units (“RSUs”) issued under the Plans have terms set by the Committee. These shares and RSUs contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. The fair value of the shares and RSUs is charged to income over the vesting period. Generally, restricted stock and RSU awards vest between three and five years after the date of grant. The Company has also issued restricted shares and restricted share units with vesting terms that include a performance condition related to growth in book value per share or diluted book value per share over a three or a five year period.

During the three months ended March 31, 2012, the Company issued 146,397 restricted shares and 18,950 restricted stock units with vesting terms that include a performance condition related to growth in book value per share over a three year period. These restricted shares were issued at fair value of $22.99 per share. The number of restricted shares that ultimately vest will range between 0% to 200% of the number of shares granted based upon actual performance results.

Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $7.5 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively. Included within compensation cost was $0.6 million and $0.5 million related to performance based awards for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $42.9 million of unrecognized compensation costs related to restricted stock and RSU awards, including $11.9 million related to performance based awards. These costs are expected to be recognized over weighted average periods of 2.38 years and 3.16 years respectively.

A summary of the Company’s unvested restricted stock awards as of December 31, 2011 and changes during the three months ended March 31, 2012 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2011	3,890,099	$22.00	278,629	$22.37
Awards granted	660,415	$22.99	98,333	$22.99
Awards vested	(151,792)	$18.27	—	$—
Awards forfeited	(83)	$23.97	—	$—

Balance, March 31, 2012	4,398,639	$22.26	376,962	$22.53

Employee Stock Purchase Plan

On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during subscription periods (the “Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million for each of the three months ended March 31, 2012 and 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.

The following is a discussion and analysis of our results of operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 and our financial condition as of March 31, 2012. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

We are a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of March 31, 2012, we had $2,851.3 million in consolidated shareholders’ equity.

In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 commercial and Class C long-term insurer under the insurance laws of Bermuda.

In Europe, we conduct our non-Lloyd’s operations through Alterra Europe. Alterra Europe principally operates from Dublin and also operates branches in London and Zurich. Our Lloyd’s operations are conducted through Syndicates 1400, 2525 and 2526. Alterra at Lloyd’s operations are based primarily in London, with branches in Dublin and Zurich. As of March 31, 2012, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2%, and approximately 20%, respectively.

In the United States, our U.S. reinsurance operations are conducted through Alterra Re USA, a Connecticut-domiciled reinsurance company. Our insurance operations in the U.S. are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware domiciled admitted insurance company. Through Alterra E&S and Alterra America, we write both admitted and non-admitted business throughout the United States and Puerto Rico.

In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s in Rio de Janeiro, using Lloyd’s admitted status, and through Alterra Europe using a representative office in Bogotá and a service company in Buenos Aires. In January 2012, our application to incorporate a local reinsurance company in Brazil was approved and we have commenced writing business. We believe that this will complement our existing presence in Brazil, and will provide us with greater access to additional reinsurance opportunities.

We employ personnel and hold assets within our global service companies incorporated and located in Bermuda, Ireland, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on fair values as of March 31, 2012, the allocation of invested assets was 95.7% in cash and fixed maturities and 4.3% in other investments, principally hedge funds.

Key Performance Indicators

Our principal objective as a global specialty insurance and reinsurance company is to meet our obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. In an effort to achieve our objective, we assess the potential losses associated with the risks that we insure and reinsure, diversify our risk exposure by product class and by geographic location, manage our investment portfolio risk appropriately and control costs throughout our organization. The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objective are growth in book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.

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

The table below shows the key performance indicators as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011:

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
Book value per share (1)	$28.31	$27.51	$25.76
Diluted book value per share (1)	$27.67	$26.91	$25.34

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
	(in millions of U.S. Dollars, except percentages)
Net operating income (loss) (2)	$67.8	$(24.7)
Combined ratio (3)	92.6%	112.5%
Annualized return on average shareholders’ equity (4)	11.2%	(6.6)%
Annualized net operating return on average shareholders’ equity (2)(4)	9.6%	(3.5)%

(1)	Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.
(2)	Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the nearest U.S. GAAP financial measure.
(3)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.
(4)	Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the quarterly average shareholders’ equity balances).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. For the twelve months ended March 31, 2012, our book value per share on a basic and diluted basis increased by 9.9% and 9.2%, respectively. During the quarter ended March 31, 2012, our book value per share on a basic and diluted basis increased by 2.9% and 2.8%, respectively. We also distributed $0.14 per share in dividends to our shareholders during the quarter ended March 31, 2012, which provided tangible value to shareholders and reduced our excess capital. We believe that a comparison of book value per share and diluted book value per share growth should be adjusted for these distributions to fully reflect the return generated for shareholders. Adding back $0.14 per share to our March 31, 2012 diluted book value per share of $27.67 would result in $27.81 per share, an increase of 3.3% over December 31, 2011. The increase in diluted book value per share, as adjusted, was principally due to a combination of positive operating results, unrealized gains on our investment portfolio and share repurchases at a discount to diluted book value per share.

Our net operating income improved significantly compared with the prior year period, principally due to the significant decline in property catastrophe losses. Property catastrophe losses in the quarter ended March 31, 2012 were within our attritional loss expectations and there has been no significant development in the current quarter in our loss estimates for the major 2011 property catastrophe events. Property catastrophe losses of $106.3 million, net of reinsurance and reinstatement premiums, resulting from natural disasters in Japan, New Zealand and Australia in the first quarter of 2011 had a significant adverse effect on our results of operations for the quarter ended March 31, 2011.

We seek to manage and monitor our exposure so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1 in 250 year event. As of March 31, 2012, our aggregate exposure was below this target. We intend to continue to monitor the pricing environment and believe we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change materially over the course of 2012.

The increase in our operating income resulted from positive underwriting and investment income. Underwriting income for the quarter ended March 31, 2012 was principally derived from our global insurance and reinsurance segments. Net favorable development of prior year loss reserves was $10.8 million for the quarter ended March 31, 2012, principally within our global insurance segment, which reduced the combined ratio by 3.2 percentage points. Investment income grew by 1.6% compared to the prior year period. The additional income resulted from an increased allocation to fixed maturity securities compared to the prior year period, which partially offset the lower reinvestment rates available in the market.

The absence of significant property catastrophe events resulted in our combined ratio and annualized net operating return on average shareholders’ equity, or net operating ROE, returning closer to budgeted levels. We target a long-term net operating ROE of the risk free rate plus 10% over the cycle.

We continued to actively manage our capital during the quarter by taking advantage of select opportunities to purchase our common shares in the market. We spent $48.8 million to repurchase 2.1 million shares during the quarter at an average price of $23.56 per share, a 12.4% discount to our December 31, 2011 diluted book value per share. On February 8, 2012, our Board of directors increased our share repurchase authorization by $150.0 million. As of March 31, 2012, our outstanding share repurchase authorization was $205.7 million. We expect to continue to consider share repurchases as an effective tool to manage capital in a soft cycle and to increase book value per share for our shareholders.

Business Outlook

The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe that the industry has had sustained excess underwriting capacity and, while 2011’s property catastrophe events likely eroded some of that capacity, there was not sufficient pressure on the industry to materially improve pricing in 2011. The industry is also operating in a low interest rate environment, which makes it more difficult to generate significant investment income growth. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating ROE.

Although there remains uncertainty regarding the timing, location and scale of a favorable turn in the market, we believe that the industry has shown and will likely continue to show signs of improvement for the foreseeable future. However, we intend to maintain our disciplined underwriting efforts while actively managing our expenses. We believe that, overall, market pricing is currently more attractive in short-tail lines. Accordingly, we expect to write more premiums in our short-tail lines of business than our long-tail casualty lines of business for the year ending December 31, 2012. We are also taking advantage of favorable market conditions for short-tail property business through our participation in New Point Re IV, which reinsures property catastrophe risks. Our participation in New Point Re IV enables us to earn fee income for underwriting services and to participate in the underwriting results of attractively-priced property catastrophe reinsurance business.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the quarter ended March 31, 2012. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations—For the quarters ended March 31, 2012 and 2011

Our consolidated results of operations for the quarters ended March 31, 2012 and 2011 are summarized below:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$661.3	$627.8	5.3%
Reinsurance premiums ceded	(224.5)	(137.3)	63.5%

Net premiums written	$436.8	$490.5	(10.9)%

Net premiums earned	$338.2	$379.9	(11.0)%
Net investment income	58.7	57.8	1.6%
Net realized and unrealized gains (losses) on investments	25.4	(18.8)	n/m
Net impairment losses recognized in earnings	(5.4)	(1.0)	n/m
Other income	5.4	1.3	315.4%

Total revenues	422.3	419.2	0.7%

Net losses and loss expenses	206.0	304.4	(32.3)%
Claims and policy benefits	13.5	14.8	(8.8)%
Acquisition costs	59.7	70.6	(15.4)%
Interest expense	8.6	8.5	1.2%
Net foreign exchange gains	—	(0.9)	(100.0)%
General and administrative expenses	60.1	71.2	(15.6)%

Total losses and expenses	347.9	468.6	(25.8)%

Income (loss) before taxes	74.4	(49.4)	n/m

Income tax benefit	(4.6)	(2.7)	70.4%

Net income (loss)	$79.0	$(46.7)	n/m

Loss ratio (a)	61.0%	80.2%
Acquisition cost ratio (b)	17.6%	18.6%
General and administrative expense ratio (c)	14.0%	13.8%
Combined ratio (d)	92.6%	112.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.
n/m	Not meaningful.

Premiums. Gross premiums written for the quarter ended March 31, 2012 increased by 5.3% compared to the prior year period. The principal reason for the increase was strategic growth in our U.S. insurance, Alterra at Lloyd’s and Latin America segments. This increase was partially offset by a decline in business written by our reinsurance segment.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2012 was 33.9% compared to 21.9% in the prior year period. The ratio for the quarter ended March 31, 2012 increased compared to the prior year period due to additional property reinsurance purchased in our reinsurance segment and the 100% retrocession of the business written through our contracted general agent distribution channel (our “contract binding” business) in our U.S. insurance segment starting from August 1, 2011. We regularly monitor our need for reinsurance based on aggregate risk exposures.

During the past several quarters, we have shifted our mix of business written from predominately long-tail business to a majority of short-tail business in response to market conditions. This greater emphasis on short-tail lines of business, with property being the largest component, has increased our probable maximum loss from property catastrophe events. The industry’s adoption of new external vendor catastrophe models also has contributed to the increase in our aggregate exposures. To manage this increased exposure and stay within our risk tolerances, we have increased our purchase of reinsurance, with an emphasis on property reinsurance. As a result of these factors, our net premiums written decreased for the quarter ended March 31, 2012 compared to the prior year period despite an increase in gross premiums written. Overall, we expect our ratio of reinsurance premiums ceded to gross premiums written to increase in 2012 compared to 2011.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.

Net investment income. Net investment income for the quarter ended March 31, 2012 increased by 1.6% compared to the prior year period. The additional income resulted from an increased allocation to fixed maturity securities compared to the prior year period, which partially offset the lower reinvestment rates available in the market. Our average annualized investment yield was 3.12% for the quarter ended March 31, 2012, the same as it was in the prior year period.

Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. The quarter ended March 31, 2012, included an increase in fair value of derivatives of $7.7 million, principally related to interest rate-linked derivatives, compared to an increase of $0.7 million in the prior year period. The quarter also included income from equity method investments of $4.9 million, principally related to our investment in New Point Re IV, compared to a loss from equity method investments of $0.2 million in the prior year period. For the quarter ended March 31, 2011, the principal component of the net loss was a $25.0 million loss on a catastrophe bond with exposure to the Japan earthquake and tsunami.

Other income. Other income for the quarter ended March 31, 2012 principally comprised underwriting fees and profit commission earned from New Point Re IV.

Net losses and loss expenses. The loss ratio decreased by 19.2 percentage points for the quarter ended March 31, 2012 compared to the prior year period. Significant items impacting the loss ratio were:

•

Net favorable development of prior year loss reserves in the quarter ended March 31, 2012 of $10.8 million compared to $30.2 million in the quarter ended March 31, 2011. The net favorable development in the current quarter was principally recognized on long-tail lines in our global insurance segment, with the decrease compared to the prior year period due to a decrease in favorable development in our property line of business. In 2010, our actual property loss experience was below our original loss estimates, which resulted in favorable development being recognized in 2011. During 2011, actual loss experience was above our expected attritional losses due to the significant property catastrophe events and, therefore, we would not expect the same level of favorable property development being recognized in 2012;

•

Net favorable development for the quarter ended March 31, 2012 of $18.3 million was recognized in our global insurance segment, partially offset by net unfavorable development of $7.5 million within other segments. Net favorable development for the quarter ended March 31, 2011 was split between $7.3 million in our global insurance segment and $22.8 million in our reinsurance segment;

•

Excluding the net favorable loss development, the loss ratio was 64.2% for the quarter ended March 31, 2012 compared to 88.2% for the quarter ended March 31, 2011. The decrease in the loss ratio was principally due to the significant decrease in property catastrophe losses in 2012, partially offset by a small increase in attritional losses on several lines of business; and

•

For the quarter ended March 31, 2012, our results included no significant losses related to significant property catastrophe events. For the quarter ended March 31, 2011, our results included $115.5 million of losses net of reinsurance related to significant property catastrophe events. The significant property catastrophe event net losses for the quarter ended March 31, 2011 included the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami.

Our loss estimates for property catastrophe losses are based on proprietary modeling analyses, industry assessments of exposure, claims information obtained from our clients and brokers to date, and a review of in-force contracts. Our actual losses from such events may vary materially from the estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the preliminary nature of available information, the potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques employed and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity, and the attendant coverage issues.

Acquisition costs. Our acquisition cost ratio for the quarter ended March 31, 2012 decreased by 1.0 percentage points compared with the prior year period. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned impact our acquisition cost ratio from quarter to quarter. The acquisition cost ratio increased in our reinsurance and Latin America segments and decreased in our U.S. insurance and Alterra at Lloyd’s segments.

Interest expense. Interest expense reflects interest on our senior notes, interest on funds withheld from reinsurers, and accretion on deposit liability contracts. Interest expense for the quarter ended March 31, 2012 remained consistent with the prior year period.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2012 decreased by $11.1 million compared to the prior year period. This decrease was principally due to a reduction in incentive-based compensation expense.

Income tax expense (benefit). Corporate income tax expense or benefit is generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Latin America. The effective tax rate was negative 6.2% for the quarter ended March 31, 2012 compared with 5.5% for the prior year period. Our effective income tax rate, which we calculate as income tax expense or benefit divided by income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with different tax rates.

Segment Results of Operations—For the quarters ended March 31, 2012 and 2011

We monitor the performance of our underwriting operations in six segments:

•

Global insurance (formerly the insurance segment)—We offer property and casualty excess of loss capacity from our offices in Bermuda, Dublin and London primarily to U.S. and international Fortune 1000 companies. Insurance offered from our U.S. offices is included within our U.S. insurance segment. Principal lines of business include aviation, excess liability, professional lines and property.

•

U.S. insurance (formerly the U.S. specialty segment)—We offer property and casualty insurance coverage from our offices in the United States primarily to Fortune 3000 companies. Principal lines of business include general/excess liability, marine, professional liability and property.

•

Reinsurance—We offer property and casualty quota share and excess of loss reinsurance from our offices in Bermuda, Dublin, London and United States to insurance and reinsurance companies worldwide. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

•

Alterra at Lloyd’s—We offer property and casualty quota share and excess of loss insurance and reinsurance from our offices in London, Dublin and Zurich, primarily to medium- to large- sized international clients. This segment comprises our proportionate share of the underwriting results of the Syndicates, and the results of our managing agent, Alterra at Lloyd’s. The Syndicates underwrite a diverse portfolio of specialty risks, including accident & health, agriculture, aviation, financial institutions, international casualty, marine, professional liability and property.

•

Latin America—We offer property and casualty quota share and excess of loss reinsurance from our offices in Rio de Janeiro, Bogotá and Buenos Aires. Principal lines of business include aviation, general liability, marine, property and surety.

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

We manage our invested assets on an aggregated basis, and do not allocate investment income and realized and unrealized gains on investments to the property and casualty segments. Because of the longer duration of liabilities on life and annuity reinsurance business, and the accretion of the discounted carrying value of life and annuity benefits, investment returns are important in evaluating the profitability of this segment. Consequently, we allocate investment returns based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life and annuity reinsurance segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.

We monitor the performance of all of our segments other than life and annuity reinsurance on the basis of underwriting income, loss ratio, acquisition ratio, general and administrative expense ratio and combined ratio along with other metrics. We monitor the performance of our life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned and allocated net investment income, and expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

Effective January 1, 2012, we redefined our operating and reporting segments. Reinsurance business written within Latin America, which was previously reported within the reinsurance or Alterra at Lloyd’s segments, has been reclassified to a new Latin America segment. In addition, business written by our recently incorporated Brazilian reinsurance company, Alterra Brazil, will be included in the Latin America segment. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment, has been reclassified to the U.S. insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is our principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect this reclassification.

Global Insurance Segment

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$66.8	$63.9	4.5%
Reinsurance premiums ceded	(43.3)	(38.5)	12.5%

Net premiums written	$23.5	$25.4	(7.5)%

Net premiums earned	$47.0	$49.9	(5.8)%
Net losses and loss expenses	(18.1)	(31.6)	(42.7)%
Acquisition costs	(0.1)	(0.3)	(66.7)%
General and administrative expenses	(6.5)	(7.9)	(17.7)%
Other income	0.8	0.7	14.3%

Underwriting income	$23.1	$10.8	113.9%

Loss ratio (a)	38.5%	63.4%
Acquisition cost ratio (b)	0.1%	0.5%
General and administrative expense ratio (c)	13.8%	15.9%
Combined ratio (d)	52.4%	79.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended March 31, 2012	% of Premium Written	% Ceded	Quarter Ended March 31, 2011	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$1.3	1.9%	279.3%	$1.4	2.2%	66.5%
Excess liability	25.2	37.7%	58.5%	22.3	34.9%	50.2%
Professional liability	24.5	36.7%	59.3%	24.5	38.3%	65.1%
Property	15.8	23.7%	65.6%	15.7	24.6%	66.6%

	$66.8	100.0%	64.8%	$63.9	100.0%	60.3%

Premiums. Gross premiums written for the quarter ended March 31, 2012 increased by 4.5% compared to the prior year period. Nearly all of the increase was in the excess liability line of business, due principally to improvements in pricing.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2012 was 64.8% compared to 60.3% in the prior year period. The amount of reinsurance that we purchase can vary significantly by line of business and within lines of business. The increase in the percentage of reinsurance premiums ceded was due principally to premium adjustments on our aviation excess of loss reinsurance treaty in the quarter.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2012 decreased by 24.9 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable development of prior year loss reserves in the quarter ended March 31, 2012 of $18.3 million compared to $7.3 million in the quarter ended March 31, 2011;

•

Net favorable loss development was recorded in all four lines of business in the quarter ended March 31, 2012, principally in the following lines of business and accident years: professional liability (2006) and excess liability (2006). Net favorable loss development in the quarter ended March 31, 2011 was principally in the following lines of business and accident years: professional liability (2006), excess liability (2005), and property (2009).

•	Excluding the net favorable loss development, the loss ratio was 77.4% for the quarter ended March 31, 2012 compared to 78.1% for the quarter ended March 31, 2011; and

•

For the quarter ended March 31, 2012, we had no significant losses associated with significant property catastrophe events. For the quarter ended March 31, 2011, our results included $2.8 million of net losses related to property catastrophe events in Japan and Australia. A portion of these losses in the prior year period fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs generally fluctuate based on shifts in business mix quarter over quarter.

General and administrative expenses. General and administrative expenses decreased $1.4 million for the quarter ended March 31, 2012 compared to the prior year period. The decrease was principally due to a reduction in incentive-based compensation expense.

U.S. Insurance Segment

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$104.3	$77.8	34.1%
Reinsurance premiums ceded	(70.5)	(38.3)	84.1%

Net premiums written	$33.8	$39.5	(14.4)%

Net premiums earned	$55.8	$53.7	3.9%
Net losses and loss expenses	(37.6)	(34.4)	9.3%
Acquisition costs	(7.7)	(8.0)	(3.8)%
General and administrative expenses	(12.3)	(11.3)	8.8%
Other income	0.1	0.1	—%

Underwriting (loss) income	$(1.7)	$0.1	n/m

Loss ratio (a)	67.3%	64.1%
Acquisition cost ratio (b)	13.8%	14.9%
General and administrative expense ratio (c)	22.0%	21.0%
Combined ratio (d)	103.1%	100.0%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m	Not meaningful.

	Three Months Ended March 31, 2012	% of Premium Written	% Ceded	Three Months Ended March 31, 2011	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$34.7	33.3%	63.0%	$23.0	29.6%	28.7%
Marine	25.2	24.2%	27.5%	17.1	22.0%	37.4%
Professional Liability	11.2	10.7%	36.9%	6.7	8.6%	45.0%
Property	33.2	31.8%	113.2%	31.0	39.8%	72.0%

	$104.3	100.0%	67.6%	$77.8	100.0%	49.2%

During the quarter ended September 30, 2011, Alterra E&S sold the renewal rights to our contract binding business. Commencing August 1, 2011, until the earlier of the date the purchaser or Alterra E&S elects and February 1, 2013, the contract binding business will be written by Alterra E&S and we will cede 100% of the premiums and losses to the purchaser. The 100% quota share reinsurance of this business means that we do not retain any written and earned premium or net losses, but we earn a ceding commission, on new and renewal policies incepting after August 1, 2011. We expect that during the quarter ending June 30, 2012, this arrangement will cease and we will no longer write this business on behalf of the purchaser.

Premiums. Gross premiums written for the quarter ended March 31, 2012 increased 34.1% compared to the prior year period. Significant factors affecting gross premiums written were:

•	Continued expansion of our Alterra Insurance USA platform, which writes both excess liability and professional liability;

•	Improved pricing conditions across all lines of business compared to the prior year period; and

•	A decrease in general liability insurance of $2.4 million written through the brokerage channel as we discontinued this product line.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2012 was 67.6% compared to 49.2% in the prior year period. The increase in the percentage of premiums ceded in the quarter ended March 31, 2012 was due principally to increased cost for the renewal of our property excess of loss treaty as a result of increased exposures and a new quota share reinsurance treaty covering our brokerage-sourced property business. Partially offsetting these increases was a decrease in the ceding percentage on our marine quota share treaty. In addition, the 100% cession of $16.8 million of gross premiums written from the contract binding business affected both general liability and property lines. Overall, we expect our ratio of reinsurance premiums ceded to gross premiums written to increase for the 2012 year compared to the 2011 year as we purchase reinsurance to manage the aggregate risk on our increased property exposures.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2012 increased 3.2 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•	Net unfavorable development of prior year loss reserves in the quarter ended March 31, 2012 was $1.0 million compared to $nil in the quarter ended March 31, 2011; and

•

Excluding the net unfavorable loss development, the loss ratio was 65.5% for the quarter ended March 31, 2012 compared to 64.1% for the prior year period. The increase was principally due to changes in the mix of business, particularly an increase in the marine and professional liability lines of business. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of net premiums earned.

Acquisition expenses. Acquisition costs decreased for the quarter ended March 31, 2012 compared to the prior year period. The current quarter benefitted from commission income on the contract binding business that is 100% ceded, and favorable ceding commission on a property quota share reinsurance treaty written in the quarter ended March 31, 2012.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2012 increased $1.0 million compared to the prior year period. The increase was principally due to increased compensation costs resulting from our growth and expansion of product offerings in this segment.

Reinsurance Segment

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$318.4	$360.7	(11.7)%
Reinsurance premiums ceded	(59.5)	(35.2)	69.0

Net premiums written	$258.9	$325.5	(20.5)%

Net premiums earned	$167.9	$224.4	(25.2)%
Net losses and loss expenses	(101.2)	(183.9)	(45.0)%
Acquisition costs	(38.7)	(47.7)	(18.9)%
General and administrative expenses	(17.1)	(22.3)	(23.3)%
Other income	4.4	—	n/m

Underwriting income (loss)	$15.3	$(29.5)	n/m

Loss ratio (a)	60.3%	81.9%
Acquisition cost ratio (b)	23.0%	21.3%
General and administrative expense ratio (c)	10.2%	9.9%
Combined ratio (d)	93.4%	113.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m	Not meaningful.

	Quarter Ended March 31, 2012	% of Premium written	% Ceded	Quarter Ended March 31, 2011	% of Premium written	% Ceded
	(Expressed in millions of U.S Dollars)
Gross Premiums Written by Type of Risk:

Agriculture	$17.5	5.5%	—%	$20.8	5.8%	0.5%
Auto	0.5	0.2%	—%	15.0	4.2%	—%
Aviation	5.5	1.7%	21.9%	0.9	0.2%	17.3%
Credit/surety	31.4	9.9%	—%	22.7	6.3%	—%
General casualty	12.5	3.9%	—%	15.4	4.3%	—%
Marine & energy	11.7	3.7%	3.8%	16.5	4.6%	0.1%
Medical malpractice	11.3	3.5%	—%	17.6	4.9%	1.8%
Other	4.4	1.4%	—%	1.7	0.5%	0.5%
Professional liability	59.5	18.7%	—%	59.7	16.5%	—%
Property	144.4	45.4%	40.0%	138.9	38.5%	24.9%
Whole account	1.4	0.4%	—%	35.1	9.7%	0.1%
Workers’ compensation	18.3	5.7%	—%	16.4	4.5%	—%

	$318.4	100.0%	18.7%	$360.7	100.0%	9.8%

Premiums. Gross premiums written for the quarter ended March 31, 2012 decreased by 11.7% compared to the prior year period. Significant factors affecting the gross premiums written were:

•	Gross premiums written in our whole account line of business decreased $33.7 million principally due to the non renewal of two contracts totalling $28.5 million due to unfavorable pricing;

•

Gross premiums written in our auto line of business decreased $14.5 million. The quarter ended March 31, 2012 included negative premium adjustments of $8.0 million compared to positive premium adjustments of $13.5 million in the prior year quarter. Excluding the impact of these adjustments, the current quarter gross premiums written were $8.5 million compared to $1.5 million in the prior year quarter. This increase was principally due to a shift in timing of a contract renewal from the fourth quarter of 2011;

•	Gross premiums written in our credit/surety of business increased $8.7 million principally due to the renewal of two residential mortgage contracts that were originally written two years ago;

•

Gross premiums written in our property line of business increased $5.5 million principally in our property international and property retrocession business where we have experienced significant improvement in pricing conditions. These increases were partially offset by negative premium adjustments in the quarter ended March 31, 2012 of $11.1 million compared to positive premium adjustments of $5.3 million in the prior year period and a change in the timing of the renewal of a contract with gross premiums written of $7.0 million from the first quarter of 2011 to the second quarter of 2012. In addition, the quarter ended March 31, 2011 included $10.2 million of reinstatement premiums related to catastrophe events compared to insignificant reinstatement premiums in the current year period; and

•

Gross premiums written in our agriculture lines of business decreased $3.3 million. During the quarter ended March 31, 2012, the agriculture business previously written by our Bermuda reinsurance platform within this segment was renewed in our Alterra at Lloyd’s segment. The resulting decrease in gross premiums written in the reinsurance segment was partially offset by the renewal of a $17.5 million contract that was previously written in the quarter ended June 30, 2011.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2012 was 18.7% compared to 9.8% in the prior year period. The increase was principally due to changes in our property reinsurance program, including an increase in the ceding percentage on our property quota share treaties and the purchase of an excess of loss reinsurance treaty in the quarter. We regularly monitor our need for reinsurance based on aggregate risk exposures.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio decreased by 21.6 percentage points for the quarter ended March 31, 2012 compared to the prior year period. Significant items impacting the loss ratio were:

•	Net unfavorable development of prior year loss reserves in the quarter ended March 31, 2012 of $0.9 million compared to net favorable development of $22.8 million in the quarter ended March 31, 2011;

•

Prior year loss development in the quarter ended March 31, 2012 came from most of our lines of business, with favorable development in general casualty on the 2002-2007 years offset by minor amounts of unfavorable development in medical malpractice (2008-2009 years) and workers compensation (2008-2009). Prior year loss development in the quarter ended March 31, 2011 was principally on the following lines of business and accident years: net favorable development on property (2007-2010), whole account (2006-2007), agriculture (2009) and aviation (2006-2009), partially offset by net unfavorable development on general casualty (2006-2007) and medical malpractice (2008-2010);

•

Excluding the net unfavorable loss development, the loss ratio was 59.7% for the quarter ended March 31, 2012 compared to 92.1% for the quarter ended March 31, 2011. The decrease in the loss ratio was due principally to the significant decrease in property catastrophe and significant per-risk losses; and

•

For the quarter ended March 31, 2012 we had no significant losses associated with property catastrophe events. The quarter ended March 31, 2011 included $84.7 million in significant property catastrophe-related losses related to the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami.

Acquisition costs. Acquisition costs for the quarter ended March 31, 2012 decreased $9.0 million compared to the prior year period. The decrease was partially due to the decrease in net premiums earned compared to the prior year period. The acquisition cost ratio for the quarter ended March 31, 2012 increased 1.7 percentage points compared to the prior year period. The reinsurance contracts we write have a range of acquisition cost ratios and the variance is the result of shifts in the mix of business written and earned. In addition, the prior year period included $10.2 million of reinstatement premiums related to catastrophe events with insignificant reinstatement premiums in the current year quarter. These reinstatement premiums had low acquisition costs associated with them thereby reducing the acquisition cost ratio for the prior year period.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2012 decreased by $5.2 million. The decrease was due principally to a reduction in compensation expense compared to the prior year period, resulting from fewer employees and a lower level of stock based compensation granted to retirement eligible employees.

Other income. Other income for the quarter ended March 31, 2012 principally related to underwriting fees and profit commission earned from New Point Re IV.

Alterra at Lloyd’s Segment

Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses, other than underwriting activity related to Latin America, which is now included within our Latin America segment.

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$146.1	$107.9	35.4%
Reinsurance premiums ceded	(38.6)	(23.2)	66.4%

Net premiums written	$107.5	$84.7	26.9%

Net premiums earned	$52.9	$42.6	24.2%
Net losses and loss expenses	(38.7)	(48.4)	(20.0)%
Acquisition costs	(9.4)	(12.7)	(26.0)%
General and administrative expenses	(9.1)	(8.3)	9.6%
Other income	—	0.2	(100.0)%

Underwriting loss	$(4.3)	$(26.6)	(83.8)%

Loss ratio (a)	73.2%	113.8%
Acquisition cost ratio (b)	17.9%	29.7%
General and administrative Expense ratio (c)	17.2%	19.4%
Combined ratio (d)	108.2%	162.8%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended March 31, 2012	% of Premium Written	% Ceded	Quarter Ended March 31, 2011	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$17.4	11.9%	37.1%	$13.6	12.7%	31.1%
Agriculture	20.4	14.0%	—%	—	—%	—%
Aviation	2.5	1.7%	246.4%	1.8	1.7%	65.0%
Financial institutions	6.9	4.7%	62.6%	9.0	8.3%	48.7%
International casualty	49.3	33.7%	8.5%	33.8	31.3%	5.8%
Marine	2.7	1.9%	(9.1)%	—	—%	—%
Professional liability	5.4	3.7%	42.2%	7.9	7.3%	11.6%
Property	41.5	28.4%	36.6%	41.8	38.7%	25.2%

	$146.1	100.0%	26.4%	$107.9	100.0%	21.5%

Premiums. Gross premiums written for the quarter ended March 31, 2012 increased 35.4% compared to the prior year period. The increase in gross premiums written was primarily due to:

•

An increase of $20.4 million in our agriculture line of business. Our Alterra at Lloyd’s segment commenced writing agriculture business in the current quarter. The majority of this business was previously written in our reinsurance segment and was renewed in our Alterra at Lloyd’s segment; and

•

An increase of $15.5 million in our international casualty line of business. The increase reflects the continued expansion of our client base as well as favorable market conditions, particularly in motor liability.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter March 31, 2012 was 26.4% compared to 21.5% for the prior year period. The increase in the ratio was principally due to changes in mix of business and the timing of renewal of certain reinsurance treaties.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.

Net losses and loss expense. The loss ratio for the quarter ended March 31, 2012 decreased 40.6 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•

Net unfavorable development of prior year loss reserves in the quarter ended March 31, 2012 of $4.5 million compared to insignificant development of prior year loss reserves in the quarter ended March 31, 2011. The net unfavorable development in the quarter ended March 31, 2012 was principally on our accident & health and property lines of business, partially offset by net favorable development on pre-2008 discontinued lines of business;

•

Excluding the net unfavorable loss development, the loss ratio was 64.7% for the quarter ended March 31, 2012 compared to 113.8% for the quarter ended March 31, 2011. The decrease in the loss ratio was principally due to a significant decrease in property catastrophe-related and significant per-risk losses partially offset by a higher attritional loss ratio resulting from the higher proportion of long-tail casualty business written in this segment; and

•

The quarter ended March 31, 2012 included no significant losses related to significant property catastrophe events. The quarter ended March 31, 2011 included $28.0 million in significant property catastrophe-related losses related to the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami. A portion of these losses in the prior year period fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition expenses. The acquisition cost ratio decreased 11.8 percentage points for the quarter ended March 31, 2012 compared to the prior year period. The quarter ended March 31, 2011 was impacted by the re-estimation of certain commission expenses based on updated information, which contributed approximately 5.2 percentage points to the ratio. The remaining decrease is attributable to changes in the mix of business written. For the quarter ended March 31, 2012, a higher proportion of net earned premiums were from our international casualty and agriculture lines of business, which generally have lower acquisition cost ratios compared to other lines.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2012 increased $0.8 million compared to prior year period. Net premiums earned also increased, which resulted in the general and administrative expense ratio for the quarter ended March 31, 2012 decreasing 2.2 percentage points compared to the prior year period.

Latin America Segment

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Gross premiums written	$25.3	$17.1	48.0%
Reinsurance premiums ceded	(12.6)	(2.1)	n/m

Net premiums written	$12.7	$15.0	(15.3)%

Net premiums earned	$14.2	$8.9	59.6%
Net losses and loss expenses	(10.5)	(6.0)	75.0%
Acquisition costs	(3.8)	(1.8)	111.1%
General and administrative expenses	(2.3)	(2.5)	(8.0)%

Underwriting loss	$(2.4)	$(1.4)	71.4%

Loss ratio (a)	74.0%	67.5%
Acquisition cost ratio (b)	26.4%	20.1%
General and administrative expense ratio (c)	15.9%	27.6%
Combined ratio (d)	116.2%	115.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m	Not meaningful.

	Quarter Ended March 31, 2012	% of Premium Written	% Ceded	Quarter Ended March 31, 2011	% of Premium Written	% Ceded
	(Expressed in millions of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	0.1	0.4%	—%	—	—%	—%
General casualty	2.4	9.5%	0.7%	1.0	5.9%	0.7%
Marine	1.7	6.7%	—%	0.5	2.9%	—%
Property	16.7	66.0%	48.9%	13.9	81.3%	14.8%
Surety	4.4	17.4%	99.7%	1.7	9.9%	—%

	$25.3	100.0%	49.8%	$17.1	100.0%	12.3%

The Latin America segment is a new operating segment, effective January 1, 2012. This segment comprises Latin American reinsurance business written from our various operations in Latin America. Reinsurance business written within Latin America in 2011, which was previously reported within the reinsurance and Alterra at Lloyd’s segments, has been reclassified for comparative purposes to the new Latin America segment. In addition, business written by our recently incorporated Brazilian reinsurance company, Alterra Resseguradora do Brasil Limitada, or Alterra Brazil, is also included within the Latin America segment. Alterra Brazil commenced underwriting operations in the first quarter of 2012.

Premiums. Gross premiums written for the quarter ended March 31, 2012 increased 48.0% compared to the prior year period. The increase in gross premiums written was primarily due to continued expansion of our product offerings in Latin America and growth in our client base. Pricing for property risks is improving and pricing for the other lines of business are stable. We expect that property reinsurance will continue to be our largest line of business, but we also intend to diversify our exposure into casualty and specialty lines, as we have done in our other segments.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2012 was 49.8%, compared to12.3% for the prior year period. The increase in the ratio for the quarter ended March 31, 2012 was principally due to the purchase of additional property excess of loss reinsurance and quota share reinsurance covering our surety line of business.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. Ceded premiums earned increased significantly in the quarter ended March 31, 2012 compared to previous quarters due principally to the surety quota share reinsurance treaty, which was written on a retroactive basis, with premiums related to the period from June 2010 to December 2011 being fully earned in the quarter ended March 31, 2012.

Net losses and loss expense. The loss ratio for the quarter ended March 31, 2012 increased 6.5 percentage points compared to the prior year period. This was principally due to net unfavorable development of prior year loss reserves in the quarter of $1.1 million, due to higher than expected property per-risk losses in Argentina. There was no prior year loss development in the prior year period.

Acquisition expenses. The acquisition cost ratio increased 6.3 percentage points for the quarter ended March 31, 2012 compared to the prior year period. The increase was attributable to changes in the mix of business written. Over the last several quarters, we have increased the amount of surety, general casualty and marine business written, all of which have higher acquisition cost ratios, on average, than property business.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2012 remained consistent with prior year period; however, the expense ratio decreased by 11.7 percentage points due to our growing premium base.

Life and Annuity Reinsurance Segment

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	% change
	(Expressed in millions of U.S. Dollars)
Net premiums earned	$0.4	$0.4	—%
Net investment income	14.8	12.3	20.3%
Net realized and unrealized gains on investments	—	2.8	(100.0)%

Claims and policy benefits	(13.5)	(14.7)	(8.2)%
Acquisition costs	(0.1)	(0.1)	—%
General and administrative expenses	—	(0.2)	(100.0)%

Income	$1.6	$0.5	220.0%

There were no new life and annuity contracts written during either of the quarters ended March 31, 2012 and 2011. Our life and annuity business was focused exclusively on acquiring policies with significant reserve balances, which allowed us to earn a profit by investing at a higher yield than the cost of funds of those reserves. We were able to execute this strategy successfully in prior years as our investment in hedge funds constituted a significant portion of our total investments and investment yields in general were more attractive. Our investment strategy is now focused primarily on holding high quality fixed maturity securities, which makes it difficult to grow our life and annuity business profitably. As a result, we have decided not to write any new life and annuity contracts for the foreseeable future. This decision does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.

Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is derived by the spread between the actual rate of return on our investments and the interest discount on our reserves, together with differences between estimated and actual claims, premiums, expenses and persistency of the underlying policies.

For periods prior to January 1, 2012, we allocated a portion of our net investment income from fixed maturities investments as well as a portion of our realized and unrealized gains/losses from hedge fund investments to this segment. Effective from January 1, 2012, only net investment income from fixed maturities investments is allocated to this segment. Due to our strategic decision to cease writing new life reinsurance business, our level of claims and policy benefits expense is relatively stable and predictable. Similarly, fixed maturity investments provides a more stable and predictable level of investment income than hedge funds, resulting in a better match with our claims and policy benefits expense stream.

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

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
	(Expressed in millions of U.S. Dollars)
Net investment income	$58.7	$57.8
Net realized and unrealized gains (losses) on investments	$25.5	$(18.8)
Net impairment losses recognized in earnings	$(5.4)	$(1.0)

Average annualized yield on cash and fixed maturities	3.12%	3.12%

Net investment income. The 1.6% increase in net investment income for the quarter ended March 31, 2012 was attributable principally to an increased allocation to fixed maturity securities compared to the prior year period, which partially offset the lower reinvestment rates available in the market. The ratio of average cash to average invested assets decreased from 12.1% for the quarter ended March 31, 2011 to 10.8% for the quarter ended March 31, 2012. Our average annualized investment yield was 3.12% for the quarter ended March 31, 2012, the same as it was in the prior year period.

Net realized and unrealized gains (losses) on investment include the following:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
	(Expressed in millions of U.S. Dollars)
Increase in fair value of hedge funds	$3.7	$3.2
Increase in fair value of derivatives	7.7	0.7
Decrease in fair value of catastrophe bonds	—	(25.4)
Increase in fair value of structured deposit	0.3	1.3
Income (loss) from equity method investments	4.9	(0.2)

Increase (decrease) in fair value of other investments	16.6	(20.4)

Net realized gains on available for sale securities	7.8	3.4
Net realized and unrealized gains (losses) on trading securities	1.1	(1.8)

Net realized and unrealized gains (losses) on investments	$25.5	$(18.8)

Change in fair value of other investments. Our investment in hedge funds comprises the majority of other investments. The increase in fair value of the hedge fund portfolio was $3.7 million, or a 1.33% rate of return, for the quarter ended March 31, 2012, compared to an increase of $3.2 million, or a 0.98% rate of return, for the quarter ended March 31, 2011. The rate of return of 1.33% for the quarter ended March 31, 2012 compares to the HFRI Fund of Funds Composite Index returning 3.36% over the same period, which we believe is our most relevant benchmark.

The allocation of invested assets to our hedge fund portfolio as of March 31, 2012 was 2.9%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.

The fair value of derivatives increased by $7.7 million for the quarter ended March 31, 2012, compared to an increase in fair value of $0.7 million for the quarter ended March 31, 2011. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The majority of the gain for the quarter ended March 31, 2012 came from interest rate swap positions taken as part of a total return strategy followed by a portion of our investment portfolio.

The decrease in fair value of the catastrophe bonds during the quarter ended March 31, 2011, principally was due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan. During the second quarter of 2011, we disposed of all catastrophe bond holdings.

As of March 31, 2012, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit increased by $0.3 million and $1.3 million, respectively, during the quarters ended March 31, 2012 and 2011 due to an increase in the reference index.

Income from equity method investments for the quarter ended March 31, 2012 principally comprised our equity share of net income from New Point Re IV.

Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. Net realized and unrealized gains on our fixed maturities portfolios for the quarters ended March 31, 2012 and 2011 were $8.9 million and $1.6 million, respectively.

Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings for the quarters ended March 31, 2012 and 2011 were $5.4 million and $1.0 million, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. Of the $5.4 million of impairment losses during the quarter ended March 31, 2012, only $0.2 million were due to estimated credit losses. The remainder was recognized as impairment losses due solely to our decision to sell our holdings of convertible securities prior to any recovery in value. Most of our convertible bond portfolio was sold in April 2012 for a net realized gain. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition

Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,804.5 million as of March 31, 2012 compared to $7,814.7 million as of December 31, 2011, a decrease of 0.1%. The modest decrease in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, the increase in fair value of our available for sale portfolio and payments for share repurchases and dividends.

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

Our fixed maturity portfolio comprises high quality, liquid securities. As of March 31, 2012, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of March 31, 2012.

We performed a review of securities in an unrealized loss position as of March 31, 2012 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary.

We continue to monitor the ongoing uncertainty over the financial health of certain European governments and financial institutions and our exposure to the credit risk of investments in these entities. As of March 31, 2012, we hold European government securities with a fair value of $751.0 million, distributed as follows:

	As of March 31, 2012
	Fair Value	% of Total
	(in millions of U.S. Dollars)
France	$275.0	36.6%
Germany	251.1	33.4%
Netherlands	147.4	19.6%
United Kingdom	42.4	5.7%
Belgium	21.3	2.8%
Denmark	5.9	0.8%
Norway	3.0	0.4%
All others	4.9	0.7%

European government holdings	$751.0	100.0%

We hold no government securities issued by Greece, Ireland, Italy, Portugal or Spain.

As of March 31, 2012, we hold securities issued by European financial institutions with a fair value of $421.5 million, distributed as follows:

	As of March 31, 2012
	Fair Value	% of Total
	(in millions of U.S. Dollars)
European Investment Bank	$66.6	15.8%
KFW	54.7	13.0%
Credit Suisse Group	34.9	8.3%
UBS AG	29.3	6.9%
Barclays plc	25.9	6.1%
Lloyds Banking Group plc	23.9	5.7%
Cooperatieve Centrale Raiffeisen-Boerenleenbank	22.2	5.3%
HSBC Holdings plc	22.0	5.2%
BNP Paribas SA	18.9	4.5%
All other	123.1	29.2%

European financial institution holdings	$421.5	100.0%

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

Fair value prices for all securities in our fixed maturities portfolio are independently provided by our investment custodians, our investment accounting service provider and our investment managers, with each utilizing internationally recognized independent pricing services. We record the unadjusted price provided by the investment custodian, investment accounting service provider or investment manager after validating the prices. Our validation process includes: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to calculate fair value including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market.

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

We have designed ongoing due diligence processes with respect to funds in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is necessary. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value. These adjustments may involve significant judgment. We obtain the audited financial statements for each fund annually and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values.

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

The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of March 31, 2012, we estimate that over 63.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion settled in cash shortly after the redemption date. Of our March 31, 2012 outstanding redemptions receivable of $49.1 million, none of which are gated, $48.4 million was received in cash prior to May 8, 2012. The fair value of our holdings in funds with gates imposed as of March 31, 2012 was $7.3 million.

Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity and convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights to the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest. As of March 31, 2012, the fair value of our hedge funds held in side-pockets was $45.4 million.

Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from March 31, 2012 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of March 31, 2012
	Fair Value	% of Hedge fund portfolio
	(in millions of U.S. Dollars)
Liquidity:
Within 90 days	$61.7	27.5%
Between 91 to 180 days	—	—%
Between 181 to 365 days	61.8	27.6%
Greater than 365 days	100.8	44.9%

Total hedge funds	$224.3	100.0%

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

Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,108.0 million as of March 31, 2012 compared to $1,068.1 million as of December 31, 2011, an increase of 3.7%. This increase resulted principally from additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the quarter ended March 31, 2012.

Losses recoverable from reinsurers on property and casualty business were $1,075.1 million and $1,034.9 million as of March 31, 2012 and December 31, 2011, respectively. Benefits recoverable from reinsurers on life and annuity business were $32.9 million and $33.2 million as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, 85.0% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company, 9.7% were rated “A-” and the remaining 5.4% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 3.1% of our losses and benefits recoverable as of March 31, 2012. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 135.0% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 75.7% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of March 31, 2012, 96.7% of our losses and benefits recoverable were not due for payment.

Liabilities for property and casualty losses. Property and casualty losses totaled $4,322.8 million as of March 31, 2012 compared to $4,216.5 million as of December 31, 2011, an increase of 2.5%. During the quarter ended March 31, 2012, we incurred gross losses of $297.5 million and we paid $201.0 million in property and casualty losses. Included in gross losses was gross favorable development on prior year reserves of $39.4 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $106.4 million in property and casualty losses during the quarter ended March 31, 2012.

Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,203.8 million at March 31, 2012 compared to $1,190.7 million as of December 31, 2011. The increase was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $25.7 million of benefit payments during the quarter ended March 31, 2012.

Senior notes. On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year. The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of all issuance costs, from the sale of the 6.25% senior notes were $346.9 million and were used to repay a $200.0 million revolving bank loan outstanding under a prior credit facility, which was replaced by our $1,100.0 million Senior Credit Facility in December 2011, with the remainder designated for general corporate purposes.

On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the senior notes outstanding as of March 31, 2012 was $90.6 million.

Shareholders’ equity. Our shareholders’ equity increased to $2,851.3 million as of March 31, 2012 from $2,809.2 million as of December 31, 2011, an increase of 1.5%, principally due to net income of $79.0 million, partially offset by the repurchase of $48.8 million of common shares and the declaration of dividends of $14.0 million in the quarter ended March 31, 2012. In addition, we recorded an increase in accumulated other comprehensive income of $18.2 million, principally from an increase in net unrealized gains on investments.

Liquidity. We generated $68.0 million of cash from operations during the quarter ended March 31, 2012 compared to $46.9 million for the quarter ended March 31, 2011. The two principal factors that impact our operating cash flow are premium collections and timing of loss and benefit payments.

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

While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $250.0 million using our current credit facilities, subject to certain conditions. Our largest credit facility, a $1,100.0 million four-year secured facility, expires in December 2015. Our cash and cash equivalents balance was $844.7 million as of March 31, 2012. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of March 31, 2012. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

As a holding company, Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of March 31, 2012, Alterra Bermuda met all minimum solvency and liquidity requirements.

In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of March 31, 2012, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available, subject to certain conditions. On that date, we had $595.9 million in letters of credit outstanding under these facilities. We had a British pound sterling, or GBP, denominated letter of credit facility of GBP 30.0 million ($46.6 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($26.1 million) was utilized as of March 31, 2012. We also had a GBP denominated letter of credit facility of GBP 60.0 million ($93.3 million) which was used to support our Funds at Lloyd’s commitments but is no longer being used for this purpose and is scheduled to expire in June 2012. Each of our credit facilities requires that we comply with certain financial covenants, which may include covenants related to maximum debt to capital ratio, minimum consolidated tangible net worth, minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of March 31, 2012.

As of March 31, 2012, we provided $214.6 million in Funds at Lloyds. These amounts are not available for distribution for the payment of dividends. Our Funds at Lloyd’s commitments are met using cash and fixed maturity securities. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.

Capital resources. As of March 31, 2012, total shareholders’ equity was $2,851.3 million compared to $2,809.2 million as of December 31, 2011, an increase of 1.5%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the U.S. Securities and Exchange Commission (“SEC”) that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under a prior credit facility, with the remainder used for general corporate purposes. In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of March 31, 2012. The senior notes are guaranteed by Alterra.

We believe that we have sufficient capital to meet our foreseeable financial obligations.

We may repurchase our shares from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended March 31, 2012, we repurchased 2,072,415 common shares for $48.8 million. As of March 31, 2012, the aggregate amount available under our Board approved share repurchase plan was $205.7 million.

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

As of March 31, 2012, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A (excellent) (1)	A (strong) (1)	A3 (2)	A (1)
Outlook on financial strength rating	Negative (1)	Stable (1)	Stable (2)	Stable (1)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Europe, Alterra Re USA, Alterra America and Alterra E&S.
(2)	Applicable to Alterra Bermuda.

On March 7, 2012, we paid a dividend to shareholders of $0.14 per share for an aggregate amount of $14.0 million. On May 8, 2012, our Board of Directors declared a dividend of $0.14 per share for an estimated aggregate amount of $14.2 million payable to shareholders on June 5, 2012. Future cash dividends are at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
	(Expressed in millions of U.S. Dollars, except share and per share amounts)
Net income (loss)	$79.0	$(46.7)
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax (a)	(11.2)	22.6
Net foreign exchange gains, net of tax	—	(0.6)

Net operating income (loss)	$67.8	$(24.7)

Net income (loss) per diluted share	$0.77	$(0.44)
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax	(0.11)	0.21
Net foreign exchange gains, net of tax	—	(0.01)

Net operating income (loss) per diluted share	$0.66	$(0.23)

Weighted average common shares outstanding - basic	101,002,884	107,165,228
Weighted average common shares outstanding - diluted	103,154,081	107,165,228

Annualized net income (loss)	$316.1	$(186.7)
Annualized net operating income (loss)	$271.0	$(98.9)

Average shareholders’ equity (b)	$2,830.2	$2,820.7

Annualized return on average shareholders’ equity	11.2%	(6.6)%

Annualized net operating return on average shareholders’ equity	9.6%	(3.5)%

Per share totals may not add due to rounding.

(a)	Net realized and unrealized losses (gains) on investments not included in operating income includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, earnings from equity method investments in run-off, and changes in fair value of investment derivatives, catastrophe bonds and structured deposits.
(b)	Average shareholders’ equity is computed as the quarterly average shareholders’ equity balances.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2012, 95.9% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of March 31, 2012, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, generally must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Our guidelines permit three of our investment managers (managing approximately 3.0% of our invested assets by fair value as of March 31, 2012) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of March 31, 2012, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.6%, or approximately $310.7 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.0%, or approximately $339.9 million.

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

As of March 31, 2012, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.4%, or approximately $3.2 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.4%, or approximately $3.2 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of March 31, 2012, our hedge fund portfolio’s VaR was estimated to be 12.0% at the 99.0% level of confidence and with a three-month time horizon.

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

As of March 31, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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

Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended March 31, 2012.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are, from time to time, a party to litigation and/or arbitration that arises in the normal course of our business operations. We are also subject to other potential litigation, disputes and regulatory or governmental inquiries.

Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations. The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed on October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations. The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. The two lawsuits were stayed for more than four years while the court addressed issues in related cases in which Alterra Bermuda was not a party. In October 2011, the District Court lifted the stay and allowed the two cases against Alterra Bermuda to proceed. The plaintiffs in the two lawsuits are currently preparing amended complaints. We intend to continue to defend ourselves vigorously in these suits but cannot at this time predict the outcome of the matters described above or estimate the potential costs related to defending the action. No liability has been established in our unaudited interim consolidated financial statements as of March 31, 2012.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2011 Annual Report on Form 10-K filed on February 24, 2012. There were no material changes from these risk factors during the three months ended March 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our shares from time to time through the open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended March 31, 2012, we repurchased 2,072,415 common shares for $48.8 million. As of March 31, 2012, the aggregate amount available under our Board-approved repurchase plan was $205.7 million.

The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2012 to January 31, 2012)	863,032	$23.81	862,777	$83.9 million
(February 1, 2012 to February 29, 2012)	597,383	$23.56	591,100	$220.0 million
(March 1, 2012 to March 31, 2012)	612,000	$23.20	612,000	$205.7 million	(3)

Total (January 1, 2012 to March 31, 2012) (1)(2)	2,072,415	$23.56	2,065,877	$205.7 million	(3)

(1)	On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on February 8, 2012 when our Board of Directors authorized an additional $150.0 million in repurchases.
(2)	During the three months ended March 31, 2012, we purchased 6,538 of our common shares in connection with our employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(3)	In March 2012, we purchased 2,711 warrants from an employee, which are not reflected in this table. This purchase reduced the dollar value of shares that may be purchased under publicly announced plans or programs by less than $0.1 million.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit	Description

10.1	Amendment No. 10 to the Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012).

10.2	Employment Agreement, dated as of December 14, 2005, by and between Harbor Point Services, Inc. and Tom Wafer.

10.3	First Amendment, effective as of December 31, 2008, to that certain Employment Agreement by and between Harbor Point Services, Inc. and Tom Wafer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

31.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Alterra Capital Holdings Limited’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	May 10, 2012

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	May 10, 2012

/s/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	May 10, 2012