Form 10-Q
period 2012-06-30
ALTERRA CAPITAL HOLDINGS Ltd
filed 2012-08-08
CIK 1141719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-33047
________________________________________________________________________________
ALTERRA CAPITAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

Bermuda	98-0584464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Alterra House
2 Front Street
Hamilton, HM 11
Bermuda
(Address of principal executive offices) (Zip Code)
(441) 295-8800
(Registrant’s telephone number, including area code)
(Former name, former address or former fiscal year, if changed since last report)
 ________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding as of August 6, 2012 was 96,043,027.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I —FINANCIAL INFORMATION
ITEM 1. Financial Statements
ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$763,957	$922,844
Fixed maturities, trading, at fair value (amortized cost: 2012—$207,423; 2011—$226,716)	211,796	229,206
Fixed maturities, available for sale, at fair value (amortized cost: 2012—$5,452,922; 2011—$5,290,124)	5,709,850	5,501,925
Fixed maturities, held to maturity, at amortized cost (fair value: 2012—$991,538; 2011—$1,011,493)	833,990	874,259
Other investments, at fair value	366,404	286,515
Accrued interest income	65,252	71,322
Premiums receivable	991,927	715,154
Losses and benefits recoverable from reinsurers	1,083,840	1,068,119
Deferred acquisition costs	170,904	145,850
Prepaid reinsurance premiums	326,014	212,238
Trades pending settlement	31,925	22,887
Goodwill and intangible assets	55,431	56,111
Other assets	85,296	79,417
Total assets	$10,696,586	$10,185,847
LIABILITIES
Property and casualty losses	$4,308,316	$4,216,538
Life and annuity benefits	1,148,304	1,190,697
Deposit liabilities	158,412	151,035
Funds withheld from reinsurers	93,510	112,469
Unearned property and casualty premiums	1,281,406	1,020,639
Reinsurance balances payable	260,351	134,354
Accounts payable and accrued expenses	116,575	110,380
Trades pending settlement	37,455	—
Senior notes	440,521	440,500
Total liabilities	7,844,850	7,376,612
SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 96,853,334 (2011—102,101,950) shares issued and outstanding	96,853	102,102
Additional paid-in capital	1,729,311	1,847,034
Accumulated other comprehensive income	202,229	166,957
Retained earnings	823,343	693,142
Total shareholders’ equity	2,851,736	2,809,235
Total liabilities and shareholders’ equity	$10,696,586	$10,185,847
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Gross premiums written	$566,857	$563,907	$1,228,187	$1,191,755
Reinsurance premiums ceded	(189,879)	(136,626)	(414,341)	(273,983)
Net premiums written	$376,978	$427,281	$813,846	$917,772
Earned premiums	$496,839	$443,008	$974,706	$932,270
Earned premiums ceded	(146,061)	(94,067)	(285,753)	(203,442)
Net premiums earned	350,778	348,941	688,953	728,828
Net investment income	54,729	59,665	113,407	117,431
Net realized and unrealized gains (losses) on investments	13,481	(5,774)	38,974	(24,592)
Total other-than-temporary impairment losses	(420)	(187)	(5,887)	(1,311)
Portion of loss recognized in other comprehensive income, before taxes	(150)	(166)	(52)	(71)
Net impairment losses recognized in earnings	(570)	(353)	(5,939)	(1,382)
Other income	1,928	591	7,290	1,906
Total revenues	420,346	403,070	842,685	822,191
LOSSES AND EXPENSES
Net losses and loss expenses	196,764	211,133	402,793	515,539
Claims and policy benefits	13,272	15,570	26,738	30,280
Acquisition costs	62,171	64,680	121,895	135,288
Interest expense	9,635	10,630	18,263	19,089
Net foreign exchange losses (gains)	25	3,090	(7)	2,212
General and administrative expenses	58,777	69,659	118,859	140,862
Total losses and expenses	340,644	374,762	688,541	843,270
INCOME (LOSS) BEFORE TAXES	79,702	28,308	154,144	(21,079)
Income tax expense (benefit)	762	(4,327)	(3,820)	(7,027)
NET INCOME (LOSS)	78,940	32,635	157,964	(14,052)
Other comprehensive income
Holding gains on available for sale securities arising in period, net of tax	35,262	43,274	59,937	31,281
Net realized gains on available for sale securities included in net income, net of tax	(11,968)	(620)	(19,726)	(3,118)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	150	166	52	71
Foreign currency translation adjustment	(6,361)	165	(4,991)	5,038
Other comprehensive income	17,083	42,985	35,272	33,272
COMPREHENSIVE INCOME	$96,023	$75,620	$193,236	$19,220
Net income (loss) per share	$0.79	$0.31	$1.58	$(0.13)
Net income (loss) per diluted share	$0.77	$0.30	$1.54	$(0.13)
Weighted average common shares outstanding—basic	99,563,474	105,604,786	100,283,266	106,385,007
Weighted average common shares outstanding—diluted	101,957,882	107,111,909	102,556,070	106,385,007

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2012	2011
Common shares
Balance, beginning of period	$102,102	$110,963
Issuance of common shares, net	694	1,406
Repurchase of shares	(5,943)	(6,574)
Balance, end of period	96,853	105,795
Additional paid-in capital
Balance, beginning of period	1,847,034	2,026,045
Issuance of common shares, net	464	610
Stock based compensation expense	12,814	22,587
Repurchase of shares	(131,001)	(137,263)
Balance, end of period	1,729,311	1,911,979
Accumulated other comprehensive income
Unrealized holdings gains:
Balance, beginning of period	204,301	118,197
Holding gains on available for sale fixed maturities arising in period, net of tax	59,937	31,281
Net realized gains on available for sale securities included in net income, net of tax	(19,726)	(3,118)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	52	71
Balance, end of period	244,564	146,431
Cumulative foreign translation adjustment:
Balance, beginning of period	(37,344)	(19,251)
Foreign currency translation adjustment	(4,991)	5,038
Balance, end of period	(42,335)	(14,213)
Total accumulated other comprehensive income, end of period	202,229	132,218
Retained earnings
Balance, beginning of period	693,142	682,316
Net income (loss)	157,964	(14,052)
Dividends	(27,763)	(25,175)
Balance, end of period	823,343	643,089
Total shareholders’ equity	$2,851,736	$2,793,081
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$157,964	$(14,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	12,814	22,587
Amortization of premium on fixed maturities	13,088	9,801
Accretion of deposit liabilities	2,197	3,176
Net realized and unrealized (gains) losses on investments	(38,974)	24,592
Net impairment losses recognized in earnings	5,939	1,382
Changes in:
Accrued interest income	6,098	4,724
Premiums receivable	(266,262)	(278,695)
Losses and benefits recoverable from reinsurers	(16,937)	(99,028)
Deferred acquisition costs	(24,445)	(58,894)
Prepaid reinsurance premiums	(113,344)	(65,487)
Other assets	(9,935)	(8,544)
Property and casualty losses	90,385	304,109
Life and annuity benefits	(23,132)	(31,203)
Funds withheld from reinsurers	(18,959)	1,598
Unearned property and casualty premiums	257,868	293,029
Reinsurance balances payable	125,378	34,849
Accounts payable and accrued expenses	5,634	4,761
Cash provided by operating activities	165,377	148,705
INVESTING ACTIVITIES
Purchases of available for sale securities	(1,216,292)	(1,165,503)
Sales of available for sale securities	551,740	709,314
Redemptions/maturities of available for sale securities	538,261	485,128
Purchases of trading securities	(77,881)	(28,065)
Sales of trading securities	72,756	24,563
Redemptions/maturities of trading securities	24,922	35,969
Purchases of held to maturity securities	—	(2,580)
Redemptions/maturities of held to maturity securities	21,679	18,251
Net (purchases) sales of other investments	(70,397)	17,365
Cash (used in) provided by investing activities	(155,212)	94,442
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	1,158	2,016
Repurchase of common shares	(136,944)	(143,837)
Dividends paid	(27,406)	(25,175)
Additions to deposit liabilities	482	583
Payments of deposit liabilities	(2,927)	(3,643)
Cash used in financing activities	(165,637)	(170,056)
Effect of exchange rate changes on foreign currency cash and cash equivalents	(3,415)	8,360
Net (decrease) increase in cash and cash equivalents	(158,887)	81,451
Cash and cash equivalents, beginning of period	922,844	905,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$763,957	$987,057
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid totaled $14,532 and $14,382 for the six months ended June 30, 2012 and 2011, respectively.
Income taxes paid totaled $4,868 and $165 for the six months ended June 30, 2012 and 2011, respectively.
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
Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited
Alterra Brazil	Alterra Resseguradora do Brasil S.A.
Alterra Capital UK	Alterra Capital UK Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Europe	Alterra Europe plc
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Managers	Alterra Managers Limited
Alterra Re Europe	Alterra Reinsurance Europe plc
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited
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
The Company’s non-Lloyd’s European insurance and reinsurance operations are based primarily in Dublin and are conducted through Alterra Europe and its branches in London and Zurich. Effective November 1, 2011, Alterra Europe merged with Alterra Re Europe, with Alterra Europe as the surviving entity.
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
The Company’s Latin America operations are conducted through Alterra at Lloyd’s in Rio de Janeiro, Brazil, using Lloyd’s admitted status, through Alterra Europe using a representative office in Bogotá, Colombia and a service company in Buenos Aires, Argentina and through Alterra Brazil, a local reinsurance company in Rio de Janeiro.
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
ASU 2011-04 principally clarifies existing guidance relating to fair value measurement and disclosures. ASU 2011-04 also includes changes to certain fair value principles that affect both measurement and disclosure requirements. These changes include requiring additional disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative information and discussion about significant unobservable inputs and the sensitivity of the fair value measurement to changes in unobservable inputs, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. ASU 2011-04 was effective for fiscal periods beginning on or after December 15, 2011 with prospective application. This standard did not have a material impact on the Company’s interim consolidated financial statements.

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
Effective January 1, 2012, the Company redefined its operating and reporting segments. Reinsurance business written within Latin America, which was previously reported within the reinsurance or Alterra at Lloyd’s segments, has been reclassified to a new Latin America segment. In addition, business written by the Company’s recently incorporated Brazilian reinsurance company, Alterra Brazil, is included in the Latin America segment. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment (formerly the insurance segment), has been reclassified to the U.S. insurance segment (formerly the U.S. specialty segment). Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is the Company’s principal insurance

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect these reclassifications.

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

A summary of operations by segment for the three and six months ended June 30, 2012 and 2011 follows:
(Expressed in thousands of U.S. Dollars)

	Three Months Ended June 30, 2012
	Property & Casualty						Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Latin America	Total
Gross premiums written	$125,276	$112,186	$246,838	$72,008	$9,495	$565,803	$1,054	$—	$566,857
Reinsurance premiums ceded	(53,224)	(51,524)	(53,185)	(27,068)	(4,723)	(189,724)	(155)	—	(189,879)
Net premiums written	$72,052	$60,662	$193,653	$44,940	$4,772	$376,079	$899	$—	$376,978

Earned premiums	$92,803	$100,300	$210,413	$69,330	$22,939	$495,785	$1,054	$—	$496,839
Earned premiums ceded	(45,367)	(44,490)	(29,097)	(23,108)	(3,844)	(145,906)	(155)	—	(146,061)
Net premiums earned	47,436	55,810	181,316	46,222	19,095	349,879	899	—	350,778

Net losses and loss expenses	(22,745)	(37,333)	(89,607)	(33,030)	(14,049)	(196,764)	—	—	(196,764)
Claims and policy benefits	—	—	—	—	—	—	(13,272)	—	(13,272)
Acquisition costs	(239)	(6,169)	(42,708)	(7,443)	(5,456)	(62,015)	(156)	—	(62,171)
General and administrative expenses	(6,913)	(12,215)	(14,339)	(7,856)	(2,722)	(44,045)	(119)	—	(44,164)
Other income	1	—	1,895	7	—	1,903	—	—	1,903
Underwriting income (loss)	$17,540	$93	$36,557	$(2,100)	$(3,132)	$48,958	n/a	—	n/a
Net investment income							13,466	41,263	54,729
Net realized and unrealized gains on investments								13,481	13,481
Net impairment losses recognized in earnings								(570)	(570)
Corporate other income								25	25
Interest expense								(9,635)	(9,635)
Net foreign exchange losses								(25)	(25)
Corporate general and administrative expenses								(14,613)	(14,613)
Income before taxes							$818	$29,926	$79,702
Loss ratio (b)	47.9%	66.9%	49.4%	71.5%	73.6%	56.2%
Acquisition cost ratio (c)	0.5%	11.1%	23.6%	16.1%	28.6%	17.7%
General and administrative expense ratio (d)	14.6%	21.9%	7.9%	17.0%	14.3%	12.6%
Combined ratio (e)	63.0%	99.8%	80.9%	104.6%	116.4%	86.6%

(a)Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2012
	Property & Casualty						Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Latin America	Total
Gross premiums written	$192,047	$216,468	$565,192	$218,151	$34,835	$1,226,693	$1,494	$—	$1,228,187
Reinsurance premiums ceded	(96,475)	(122,018)	(112,678)	(65,658)	(17,339)	(414,168)	(173)	—	(414,341)
Net premiums written	$95,572	$94,450	$452,514	$152,493	$17,496	$812,525	$1,321	$—	$813,846

Earned premiums	$186,906	$196,541	$405,074	$142,229	$42,462	$973,212	$1,494	$—	$974,706
Earned premiums ceded	(92,500)	(84,946)	(55,850)	(43,157)	(9,127)	(285,580)	(173)	—	(285,753)
Net premiums earned	94,406	111,595	349,224	99,072	33,335	687,632	1,321	—	688,953

Net losses and loss expenses	(40,806)	(74,897)	(190,802)	(71,705)	(24,583)	(402,793)	—	—	(402,793)
Claims and policy benefits	—	—	—	—	—	—	(26,738)	—	(26,738)
Acquisition costs	(298)	(13,865)	(81,369)	(16,877)	(9,211)	(121,620)	(275)	—	(121,895)
General and administrative expenses	(13,394)	(24,472)	(31,391)	(16,951)	(4,981)	(91,189)	(153)	—	(91,342)
Other income	816	81	6,336	7	—	7,240	—	—	7,240
Underwriting income (loss)	$40,724	$(1,558)	$51,998	$(6,454)	$(5,440)	$79,270	n/a	—	n/a
Net investment income							28,242	85,165	113,407
Net realized and unrealized gains on investments								38,974	38,974
Net impairment losses recognized in earnings								(5,939)	(5,939)
Corporate other income								50	50
Interest expense								(18,263)	(18,263)
Net foreign exchange gains								7	7
Corporate general and administrative expenses								(27,517)	(27,517)
Income before taxes							$2,397	$72,477	$154,144
Loss ratio (b)	43.2%	67.1%	54.6%	72.4%	73.7%	58.6%
Acquisition cost ratio (c)	0.3%	12.4%	23.3%	17.0%	27.6%	17.7%
General and administrative expense ratio (d)	14.2%	21.9%	9.0%	17.1%	14.9%	13.3%
Combined ratio (e)	57.7%	101.5%	86.9%	106.5%	116.3%	89.5%
(a)Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30, 2011
	Property & Casualty						Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Latin America	Total
Gross premiums written	$130,909	$109,794	$244,899	$72,428	$4,947	$562,977	$930	$—	$563,907
Reinsurance premiums ceded	(55,133)	(28,227)	(27,675)	(24,918)	(572)	(136,525)	(101)	—	(136,626)
Net premiums written	$75,776	$81,567	$217,224	$47,510	$4,375	$426,452	$829	$—	$427,281
Earned premiums	$88,892	$82,244	$203,470	$58,117	$9,355	$442,078	$930	$—	$443,008
Earned premiums ceded	(43,286)	(23,835)	(11,815)	(14,540)	(490)	(93,966)	(101)	—	(94,067)
Net premiums earned	45,606	58,409	191,655	43,577	8,865	348,112	829	—	348,941
Net losses and loss expenses	(23,689)	(38,012)	(122,576)	(21,072)	(5,784)	(211,133)	—	—	(211,133)
Claims and policy benefits	—	—	—	—	—	—	(15,570)	—	(15,570)
Acquisition costs	1,117	(10,400)	(42,947)	(9,946)	(2,382)	(64,558)	(122)	—	(64,680)
General and administrative expenses	(6,774)	(11,374)	(21,647)	(7,773)	(3,053)	(50,621)	(259)	—	(50,880)
Other income	85	54	548	165	—	852	(23)	—	829
Underwriting income (loss)	$16,345	$(1,323)	$5,033	$4,951	$(2,354)	$22,652	n/a	—	n/a
Net investment income							12,545	47,120	59,665
Net realized and unrealized losses on investments							(1,299)	(4,475)	(5,774)
Net impairment losses recognized in earnings								(353)	(353)
Corporate other income								(238)	(238)
Interest expense								(10,630)	(10,630)
Net foreign exchange losses								(3,090)	(3,090)
Corporate general and administrative expenses								(18,779)	(18,779)
(Loss) income before taxes							$(3,899)	$9,555	$28,308
Loss ratio (b)	51.9%	65.1%	64.0%	48.4%	65.2%	60.7%
Acquisition cost ratio (c)	(2.4)%	17.8%	22.4%	22.8%	26.9%	18.5%
General and administrative expense ratio (d)	14.9%	19.5%	11.3%	17.8%	34.4%	14.5%
Combined ratio (e)	64.3%	102.4%	97.7%	89.0%	126.6%	93.7%

(a)Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2011
	Property & Casualty						Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Latin America	Total
Gross premiums written	$194,804	$187,559	$605,626	$180,318	$22,083	$1,190,390	$1,365	$—	$1,191,755
Reinsurance premiums ceded	(93,657)	(66,544)	(62,927)	(48,097)	(2,637)	(273,862)	(121)	—	(273,983)
Net premiums written	$101,147	$121,015	$542,699	$132,221	$19,446	$916,528	$1,244	$—	$917,772

Earned premiums	$179,543	$163,714	$447,810	$121,281	$18,557	$930,905	$1,365	$—	$932,270
Earned premiums ceded	(84,065)	(51,636)	(31,716)	(35,120)	(784)	(203,321)	(121)	—	(203,442)
Net premiums earned	95,478	112,078	416,094	86,161	17,773	727,584	1,244	—	728,828

Net losses and loss expenses	(55,313)	(72,427)	(306,484)	(69,515)	(11,800)	(515,539)	—	—	(515,539)
Claims and policy benefits	—	—	—	—	—	—	(30,280)	—	(30,280)
Acquisition costs	853	(18,386)	(90,707)	(22,598)	(4,169)	(135,007)	(281)	—	(135,288)
General and administrative expenses	(14,726)	(22,644)	(43,919)	(16,026)	(5,509)	(102,824)	(436)	—	(103,260)
Other income	814	137	548	380	—	1,879	(23)	—	1,856
Underwriting income (loss)	$27,106	$(1,242)	$(24,468)	$(21,598)	$(3,705)	$(23,907)	n/a	—	n/a
Net investment income							24,888	92,543	117,431
Net realized and unrealized gains (losses) on investments							1,508	(26,100)	(24,592)
Net impairment losses recognized in earnings								(1,382)	(1,382)
Corporate other income								50	50
Interest expense								(19,089)	(19,089)
Net foreign exchange losses								(2,212)	(2,212)
Corporate general and administrative expenses								(37,602)	(37,602)
(Loss) income before taxes							$(3,380)	$6,208	$(21,079)
Loss ratio (b)	57.9%	64.6%	73.7%	80.7%	66.4%	70.9%
Acquisition cost ratio (c)	(0.9)%	16.4%	21.8%	26.2%	23.5%	18.6%
General and administrative expense ratio (d)	15.4%	20.2%	10.6%	18.6%	31.0%	14.1%
Combined ratio (e)	72.5%	101.2%	106.0%	125.5%	120.8%	103.5%
(a)Loss ratio and combined ratio are not provided for the life and annuity reinsurance segment as the Company believes these ratios are not appropriate measures for evaluating the profitability of life and annuity underwriting.
(b)Loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.
(c)Acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.
(d)General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(e)Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2012 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$904,033	$220,287	$102,373	$1,226,693
Reinsurance ceded	(270,132)	(92,211)	(51,825)	(414,168)
	$633,901	$128,076	$50,548	$812,525
Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the six months ended June 30, 2011 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$845,222	$221,795	$123,373	$1,190,390
Reinsurance ceded	(198,267)	(61,297)	(14,298)	(273,862)
	$646,955	$160,498	$109,075	$916,528
The largest client in each of the six months ended June 30, 2012 and 2011 accounted for 3.7% and 5.5% of the Company’s property and casualty gross premiums written, respectively.
All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the six months ended June 30, 2012 and 2011 were from North America. There were no new life and annuity transactions written in the six months ended June 30, 2012 and 2011.

4. BUSINESS COMBINATION
On May 12, 2010, Harbor Point Limited (“Harbor Point”) amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra (the “Amalgamation”). The Amalgamation was accounted for as a business combination, with Alterra the accounting acquirer. The Company recorded the acquired assets and liabilities of Harbor Point at their fair values.
The net loss reserves acquired included an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount is being amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the three and six months ended June 30, 2012 , $5.5 million and $11.6 million, respectively, was amortized. For the three and six months ended June 30, 2011, $6.2 million and $12.3 million, respectively, was amortized. As of June 30, 2012, the unamortized balance of this fair value adjustment was $40.4 million.
The net unearned premiums acquired included a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount is being amortized to acquisition costs in the consolidated statements of operations and comprehensive income over two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the three and six months ended June 30, 2012, $3.9 million and $8.4 million, respectively, was amortized. For the three and six months ended June 30, 2011, $13.1 million and $28.1 million, respectively, was amortized. As of June 30, 2012, the unamortized balance of this fair value adjustment was $7.6 million.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. INVESTMENTS
Fixed Maturities—Available for Sale
The fair values and amortized cost of available for sale fixed maturities as of June 30, 2012 and December 31, 2011 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
June 30, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$735,619	$31,692	$(665)	$—	$766,646
Non-U.S. governments	162,052	9,935	(121)	—	171,866
Corporate securities	2,332,120	116,743	(7,081)	(359)	2,441,423
Municipal securities	252,794	29,719	(629)	—	281,884
Asset-backed securities	351,355	2,311	(8,987)	(447)	344,232
Residential mortgage-backed securities (1)	1,257,359	53,567	(1,597)	(483)	1,308,846
Commercial mortgage-backed securities	361,623	35,021	(1,691)	—	394,953
	$5,452,922	$278,988	$(20,771)	$(1,289)	$5,709,850

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
		Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost				Fair Value
U.S. government and agencies	$686,818	$39,709	$(188)	$—	$726,339
Non-U.S. governments	121,769	8,087	(486)	—	129,370
Corporate securities	2,418,673	104,241	(20,259)	(1,040)	2,501,615
Municipal securities	241,303	22,464	(760)	—	263,007
Asset-backed securities	250,070	1,325	(11,635)	—	239,760
Residential mortgage-backed securities (1)	1,244,274	45,027	(2,440)	(1,230)	1,285,631
Commercial mortgage-backed securities	327,217	30,617	(1,631)	—	356,203
	$5,290,124	$251,470	$(37,399)	$(2,270)	$5,501,925

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,234,114 (December 31, 2011—$1,114,064).

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s available for sale fixed maturities as of June 30, 2012 and December 31, 2011;

	June 30, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$2,000,760	35.0	$1,840,403	33.5
AAA	1,088,255	19.1	850,379	15.5
AA	713,100	12.5	840,397	15.3
A	1,318,903	23.1	1,322,267	24.0
BBB	346,843	6.1	280,159	5.1
BB	57,532	1.0	84,385	1.5
B	139,370	2.4	131,159	2.4
CCC or lower	35,026	0.6	53,157	1.0
Not rated	10,061	0.2	99,619	1.7
	$5,709,850	100.0	$5,501,925	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,234,114 (December 31, 2011—$1,114,064).

The maturity distribution for available for sale fixed maturities held as of June 30, 2012 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$668,520	$673,639
After one year through five years	1,692,557	1,740,190
After five years through ten years	691,689	745,704
More than ten years	429,819	502,286
	3,482,585	3,661,819
Asset-backed securities	351,355	344,232
Mortgage-backed securities	1,618,982	1,703,799
	$5,452,922	$5,709,850
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity
The fair values and amortized cost of held to maturity fixed maturities as of June 30, 2012 and December 31, 2011 were:

June 30, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$27,616	$4,081	$—	$31,697
Non-U.S. governments	509,819	108,203	—	618,022
Corporate securities	295,639	45,261	—	340,900
Asset-backed securities	916	3	—	919
	$833,990	$157,548	$—	$991,538

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,201	$3,705	$—	$32,906
Non-U.S. governments	524,449	98,631	—	623,080
Corporate securities	319,609	34,895	—	354,504
Asset-backed securities	1,000	3	—	1,003
	$874,259	$137,234	$—	$1,011,493

The following table sets forth certain information regarding the investment ratings (provided by major rating agencies) of the Company’s held to maturity fixed maturities as of June 30, 2012 and December 31, 2011:

June 30, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$27,616	3.3	$31,697	3.2
AAA	575,679	69.1	697,991	70.4
AA	92,778	11.1	102,914	10.4
A	108,610	13.0	126,183	12.7
BBB	26,962	3.2	30,634	3.1
BB	2,345	0.3	2,119	0.2
	$833,990	100.0	$991,538	100.0

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,201	3.3	$32,906	3.3
AAA	619,832	70.9	733,632	72.5
AA	82,511	9.4	88,631	8.8
A	117,600	13.5	129,791	12.8
BBB	24,117	2.8	25,705	2.5
Not rated	998	0.1	828	0.1
	$874,259	100.0	$1,011,493	100.0

The maturity distribution for held to maturity fixed maturities held as of June 30, 2012 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$43,218	$43,945
After one year through five years	85,755	91,590
After five years through ten years	120,816	136,961
More than ten years	583,285	718,123
	833,074	990,619
Asset-backed securities	916	919
	$833,990	$991,538
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investment Income
Investment income earned for the three and six months ended June 30, 2012 and 2011 was:

	Three Months Ended June 30,		Six Months Ended June 30,
(Expressed in thousands of U.S. Dollars)	2012	2011	2012	2011
Interest earned on investments and cash and cash equivalents	$64,354	$66,216	$130,624	$131,372
Amortization of premium on fixed maturities	(7,472)	(4,535)	(13,088)	(9,801)
Investment expenses	(2,153)	(2,016)	(4,129)	(4,140)
	$54,729	$59,665	$113,407	$117,431

Net Realized and Unrealized Gains and Losses
The net realized and unrealized gains and losses on investments for the three and six months ended June 30, 2012 and 2011 were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Expressed in thousands of U.S. Dollars)	2012	2011	2012	2011
Gross realized gains on available for sale securities	$12,405	$4,044	$23,856	$8,306
Gross realized losses on available for sale securities	(415)	(3,990)	(4,107)	(4,883)
Net realized and unrealized gains (losses) on trading securities	587	1,432	1,653	(395)
(Decrease) increase in fair value of hedge funds	(2,894)	(1,879)	785	1,288
Decrease in fair value of catastrophe bonds	—	(251)	—	(25,641)
(Decrease) increase in fair value of structured deposit	(655)	(1,284)	(290)	50
Income (loss) from equity method investments	5,583	(12)	10,510	(157)
(Decrease) increase in fair value of derivatives	(1,130)	(3,834)	6,567	(3,160)
Net realized and unrealized gains (losses) on investments	$13,481	$(5,774)	$38,974	$(24,592)
Net other-than-temporary impairment losses recognized in earnings	$(570)	$(353)	$(5,939)	$(1,382)
Increase in net unrealized gains on available for sale fixed maturities, before tax	$26,946	$45,711	$45,127	$30,535

Included in net realized and unrealized gains (losses) on trading securities were $nil and $0.1 million of net realized losses recognized on trading securities sold during the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.7 million of net realized losses in the three and six months ended June 30, 2011, respectively.

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company recorded $0.6 million of OTTI in earnings for the three months ended June 30, 2012, of which $0.2 million related to estimated credit losses and $0.4 million was recorded due to the decision to sell certain securities prior to their recovery in value ($0.4 million in the three months ended June 30, 2011, all of which related to estimated credit losses).
The Company recorded $5.9 million of OTTI in earnings for the six months ended June 30, 2012, of which $0.3 million related to estimated credit losses and $5.6 million was recorded due to the decision to sell certain securities prior to their recovery in value ($1.4 million in the six months ended June 30, 2011, all of which related to estimated credit losses).
The following methodology and significant inputs were used to determine the estimated credit losses during the six months ended June 30, 2012:

•
Corporate securities ($nil and $0.1 million credit loss recognized for the three and six months ended June 30, 2012, respectively)—the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security;

•
Residential mortgage-backed securities ($0.1 million and $0.1 million credit loss recognized for the three and six months ended June 30, 2012, respectively)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•
Asset-backed securities ($0.1 million and $0.1 million credit loss recognized for the three and six months ended June 30, 2012, respectively)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of June 30, 2012 and as of December 31, 2011, were:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2012 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$69,539	$658	$6,407	$7	$75,946	$665
Non-U.S. governments	7,895	120	727	1	8,622	121
Corporate securities	184,203	7,423	994	17	185,197	7,440
Municipal securities	26,557	629	—	—	26,557	629
Asset-backed securities	107,683	9,211	375	223	108,058	9,434
Residential mortgage-backed securities	68,111	2,080	—	—	68,111	2,080
Commercial mortgage-backed securities	58,875	1,691	—	—	58,875	1,691
	$522,863	$21,812	$8,503	$248	$531,366	$22,060

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$19,185	$188	$—	$—	$19,185	$188
Non-U.S. governments	19,265	486	—	—	19,265	486
Corporate securities	405,924	21,288	1,680	11	407,604	21,299
Municipal securities	26,968	760	—	—	26,968	760
Asset-backed securities	144,323	11,326	545	309	144,868	11,635
Residential mortgage-backed securities	161,651	3,670	—	—	161,651	3,670
Commercial mortgage-backed securities	74,782	1,631	—	—	74,782	1,631
	$852,098	$39,349	$2,225	$320	$854,323	$39,669
Of the total holdings of 3,098 (as of December 31, 2011—3,093) available for sale securities, 332 (as of December 31, 2011—524) had unrealized losses as of June 30, 2012.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended June 30,
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at April 1	$4,971	$4,320
Addition for credit loss impairment recognized in the current period on securities not previously impaired	61	—
Addition for credit loss impairment recognized in the current period on securities previously impaired	125	353
Reduction for securities sold during the period	—	—
Ending balance at June 30	$5,157	$4,673

	Six Months Ended June 30,
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at January 1	$5,283	$3,768
Addition for credit loss impairment recognized in the current period on securities not previously impaired	151	424
Addition for credit loss impairment recognized in the current period on securities previously impaired	191	958
Reduction for securities sold during the period	(468)	(477)
Ending balance at June 30	$5,157	$4,673

Other Investments
The following is a summary of other investments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)		Allocation %		Allocation %
Hedge funds	$252,159	68.8	$249,971	87.2
Equity method investments	90,323	24.7	13,670	4.8
Structured deposits	24,250	6.6	24,540	8.6
Derivatives	(328)	(0.1)	(1,666)	(0.6)
	$366,404	100.0	$286,515	100.0

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Hedge Funds
The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of June 30, 2012 and December 31, 2011 was:

	June 30, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$24,659	9.8	$24,987	9.9
Diversified arbitrage	14,004	5.6	17,368	6.9
Emerging markets	3,557	1.4	4,929	2.0
Event-driven arbitrage	7,952	3.2	21,130	8.5
Fund of funds	28,616	11.3	31,691	12.7
Global macro	36,669	14.5	48,965	19.6
Long/short credit	848	0.3	4,414	1.8
Long/short equity	134,194	53.2	94,793	37.9
Opportunistic	1,660	0.7	1,694	0.7
Total hedge fund portfolio	$252,159	100.0	$249,971	100.0
Redemptions receivable of $31.9 million and $23.8 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of June 30, 2012, and December 31, 2011, respectively.
As of June 30, 2012, the hedge fund portfolio was invested in nine strategies in 38 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.
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
Of the Company’s outstanding redemptions receivable of $31.9 million at June 30, 2012, none of which is gated, $26.6 million was received in cash prior to August 6, 2012. The fair value of the Company’s holdings in funds with gates imposed as of June 30, 2012 was $6.6 million (December 31, 2011—$19.1 million).
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket. As of June 30, 2012, the fair value of hedge funds held in side-pockets was $40.8 million (December 31, 2011—$37.4 million).

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Details regarding the redemption of the hedge fund portfolio as of June 30, 2012 were as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$24,659	$13,727	$10,932	Annually	90 days
Diversified arbitrage	14,004	14,004	—
Emerging markets	3,557	3,557	—
Event-driven arbitrage	7,952	6,940	1,012	Quarterly	60 days
Fund of funds	28,616	—	28,616	Quarterly(3)	95-370 days
Global macro	36,669	2,184	34,485	Monthly - Quarterly	60-90 days
Long/short credit	848	848	—
Long/short equity	134,194	4,541	129,653	Monthly - Annually	30-92 days
Opportunistic	1,660	1,660	—
Total hedge funds	$252,159	$47,461	$204,698

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate, as of June 30, 2012, when it will be able to redeem the investment.

(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.

(3)
The fund of funds investments are subject to a redemption notice period of 95 days notice for 50% of the value of the investment and 370 days notice for the remaining 50% of the value of the investment.

As of June 30, 2012, the Company had one unfunded commitment of $7.3 million related to its hedge fund portfolio (December 31, 2011—$7.8 million).
An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Equity Method Investments
The Company owns 34.8% of the common shares of New Point IV. As of June 30, 2012, the carrying value of this investment was $86.6 million. The increase in this investment since December 31, 2011 was due principally to additional subscriptions for shares resulting from additional business being written by New Point Re IV in addition to net income generated in the period. The Company’s equity share of net income for this investment for the three and six months ended June 30, 2012 was $5.6 million and $10.5 million, respectively. The Company also owns 7.5% of the common shares of Grand Central Re Limited (“Grand Central Re”) and 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point’). The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Structured Deposits
The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of June 30, 2012, the estimated fair value of the deposit was $24.3 million (December 31, 2011—$24.5 million).
For the three months ended June 30, 2012 and 2011, $0.7 million and $1.3 million of losses, respectively, was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.
For the six months ended June 30, 2012 and 2011, $0.3 million of losses and $0.1 million of gains, respectively, was recorded in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Derivatives
The Company holds convertible bond securities within its available for sale fixed maturity portfolio and uses various other derivative instruments, including interest rate swaps, swaptions, foreign currency forwards and money market futures, to

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

adjust the curve and/or duration positioning of the investment portfolio, to obtain risk neutral substitutes for physical securities and to manage the overall risk exposure of the investment portfolio. Refer to Note 7 for additional details of derivative holdings.

Catastrophe Bonds
During the year ended December 31, 2011, the Company disposed of all of its holdings in catastrophe bonds.
For the three and six months ended June 30, 2011, the Company recorded $0.8 million and $1.7 million of net investment income from catastrophe bonds, respectively.
For the three and six months ended June 30, 2011, the Company recorded a decrease in the estimated fair value of the catastrophe bonds of $0.3 million and $25.6 million, respectively, principally as a result of exposure to the earthquake and tsunami in Japan. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Restricted Assets
The total restricted assets as of June 30, 2012 and December 31, 2011 were as follows:

(Expressed in thousands of U.S. Dollars)	June 30, 2012	December 31, 2011
Restricted assets included in cash and cash equivalents	$336,253	$453,367
Restricted assets included in fixed maturities, at fair value	3,646,829	3,888,211
Restricted assets included in other investments	144,736	156,776
Total	$4,127,818	$4,498,354

As of June 30, 2012 and December 31, 2011, $3,382.5 million and $3,662.9 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of June 30, 2012 and December 31, 2011, $745.3 million and $835.5 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

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
At June 30, 2012, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.
Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and investment managers, each of which utilize internationally recognized independent pricing services. The Company records the unadjusted price provided by the investment custodian or the investment accounting service provider and validates this price through a process that includes, but is not limited to:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at June 30, 2012 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of June 30, 2012, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.
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
Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2.5 million was made to the net asset value reported by the fund manager as of June 30, 2012 (December 31, 2011—$2.5 million) to adjust the carrying value of the fund to $nil, which is the Company’s best estimate of the fund’s fair value.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$316,957	$462,313	$—	$779,270
Non-U.S. governments	—	217,341	—	217,341
Corporate securities	—	2,571,697	—	2,571,697
Municipal securities	—	281,884	—	281,884
Asset-backed securities	—	349,715	—	349,715
Residential mortgage-backed securities	—	1,322,785	—	1,322,785
Commercial mortgage-backed securities	—	398,954	—	398,954
Total fixed maturities	316,957	5,604,689	—	5,921,646
Hedge funds	—	181,245	70,914	252,159
Structured deposit	—	24,250	—	24,250
Derivative assets	—	(328)	—	(328)
Other investments	—	205,167	70,914	276,081
	$316,957	$5,809,856	$70,914	$6,197,727
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$332,287	$419,519	$—	$751,806
Non-U.S. governments	—	164,621	—	164,621
Corporate securities	—	2,646,358	—	2,646,358
Municipal securities	—	263,007	—	263,007
Asset-backed securities	—	247,965	—	247,965
Residential mortgage-backed securities	—	1,296,277	—	1,296,277
Commercial mortgage-backed securities	—	361,097	—	361,097
Total fixed maturities	332,287	5,398,844	—	5,731,131
Hedge funds	—	147,105	102,866	249,971
Structured deposit	—	24,540	—	24,540
Derivative assets	—	(1,666)	—	(1,666)
Other investments	—	169,979	102,866	272,845
	$332,287	$5,568,823	$102,866	$6,003,976
The other investments above do not include investments accounted for using the equity method of $90.3 million and $13.7 million as of June 30, 2012 and December 31, 2011, respectively, in which the Company is deemed to have significant influence.
The following table presents the Company’s fair value hierarchy for those assets not carried at fair value in the consolidated balance sheet but for which disclosure of the fair value is required as of June 30, 2012:

June 30, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$10,414	$21,283	$—	$31,697
Non-U.S. governments	—	618,022	—	618,022
Corporate securities	—	340,900	—	340,900
Asset-backed securities	—	919	—	919
Total held to maturity fixed maturities	$10,414	$981,124	$—	$991,538

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s senior notes was $478.1 million as of June 30, 2012 and is classified within Level 2 of the fair value hierarchy.
The Company has no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2012.
The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities):

	Other Investments
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at April 1	$100,756	$114,166
Total gains or losses (realized/unrealized)
Included in net income	(1,045)	161
Included in other comprehensive income	—	—
Purchases	10,875	3,244
Issuances	—	—
Settlements	(10,096)	(16,109)
Transfers in and/or out of Level 3	(29,576)	(881)
Ending balance at June 30	$70,914	$100,581
The amount of total (losses) gains for the three months ended June 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(1,284)	$186

	Other Investments
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at January 1	$102,866	$123,240
Total gains or losses (realized/unrealized)
Included in net income	(2,425)	556
Included in other comprehensive income	—	—
Purchases	11,378	4,154
Issuances	—	—
Settlements	(11,329)	(26,488)
Transfers in and/or out of Level 3	(29,576)	(881)
Ending balance at June 30	$70,914	$100,581
The amount of total (losses) gains for the six months ended June 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(3,112)	$399

Transfers out of Level 3 for the three and six months ended June 30, 2012 and 2011, respectively, are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.

7. DERIVATIVE INSTRUMENTS
The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.
The Company uses various interest rate-linked derivatives, including swaptions, swaps and futures to manage the interest rate exposure of its fixed maturity investment portfolio. The Company also uses various foreign currency forward contracts, money market futures, credit derivatives and interest rate swaps as part of a total investment strategy applied to a portion of the Company’s investment portfolio. As of June 30, 2012, the Company also held convertible bond securities, with embedded equity call options, for their total return potential. None of the derivatives used were designated as hedging investments.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of derivative instruments as of June 30, 2012 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$35	$—
Interest rate-linked derivatives	722	(1,183)
Credit default swaps	—	—
Money market futures	75	—
Foreign exchange forward contracts	432	(409)
Total derivatives	$1,264	$(1,592)

The fair values of derivative instruments as of December 31, 2011 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$2,516	$—
Interest rate-linked derivatives	188	(4,784)
Credit default swaps	187	(526)
Money market futures	501	—
Foreign exchange forward contracts	700	(448)
Total derivatives	$4,092	$(5,758)
The derivative assets and liabilities are included within other investments in the consolidated balance sheets.
As of June 30, 2012, the Company had outstanding interest rate swaps and swaptions of $41.0 million in notional long positions and $66.3 million in notional short positions (December 31, 2011—$42.7 million and $104.7 million, respectively). As of June 30, 2012, the Company had outstanding credit default swaps of $nil in notional long positions and $nil in notional short positions (December 31, 2011—$2.5 million and $9.3 million, respectively). As of June 30, 2012, the Company had outstanding money market futures contracts with a notional value of $13.0 million (December 31, 2011—$300.0 million). As of June 30, 2012, the Company had outstanding foreign currency forward contracts of $9.9 million in long positions and $148.2 million in short positions (December 31, 2011—$13.7 million and $53.6 million, respectively). As of June 30, 2012, the Company held $6.4 million (December 31, 2011—$94.5 million) of convertible bond securities, including the fair value of the equity call options embedded therein.
The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the three months ended June 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2012 Amount of Gain or (Loss) Recognized in Income on Derivative	2011 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$(221)	$(3,110)
Interest rate-linked derivatives	(2,705)	(327)
Credit default swaps	103	—
Money market futures	636	—
Foreign exchange forward contracts	1,057	(397)
Total derivatives	$(1,130)	$(3,834)

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the six months ended June 30, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2012 Amount of Gain or (Loss) Recognized in Income on Derivative	2011 Amount of Gain or (Loss) Recognized in Income on Derivative
Convertible bond equity call options	$1,743	$(2,206)
Interest rate-linked derivatives	4,150	(184)
Credit default swaps	170	—
Money market futures	869	(280)
Foreign exchange forward contracts	(365)	(490)
Total derivatives	$6,567	$(3,160)
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of June 30, 2012 was $90.6 million.
The Company has the option to redeem both the 6.25% senior notes and the 7.20% senior notes at any time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest.
Interest expense in connection with the senior notes was $7.1 million and $7.1 million for the three months ended June 30, 2012 and 2011, respectively, and $14.2 million and $14.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

10. EQUITY CAPITAL
The Board of Directors of the Company declared the following dividends during 2012 and 2011:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
August 7, 2012	$0.16	August 21, 2012	September 4, 2012
May 8, 2012	$0.14	May 22, 2012	June 5, 2012
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
During the six months ended June 30, 2012, the Company repurchased 5,943,134 common shares at an average price of $23.02 per common share and 29,826 warrants at an average price of $3.79, for a total amount of $136.9 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the six months ended June 30, 2012, 5,704,977 common shares and 29,826 warrants were repurchased under the Board-approved share repurchase authorization. As of June 30, 2012, the remaining authorization under the Company’s Board-approved share repurchase program was $123.0 million.
As of June 30, 2012, the Company’s total authorized share capital is $220.0 million. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2012	2011
Basic earnings per share:
Net income	$78,940	$32,635
Weighted average common shares outstanding—basic	99,563,474	105,604,786
Basic earnings per share	$0.79	$0.31
Diluted earnings per share:
Net income	$78,940	$32,635
Weighted average common shares outstanding—basic	99,563,474	105,604,786
Conversion of warrants	1,776,887	1,247,975
Conversion of options	92,399	148,366
Conversion of employee stock purchase plan	1,460	2,506
Non participating restricted shares	523,662	108,276
Weighted average common shares outstanding—diluted	101,957,882	107,111,909
Diluted earnings per share	$0.77	$0.30

For the three months ended June 30, 2012, the impact of the conversion of warrants of 288,200 and options of 2,454,661 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended June 30, 2011, the impact of the conversion of warrants of 294,225 and options of 2,616,563 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Six Months Ended June 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2012	2011
Basic earnings per share:
Net income (loss)	$157,964	$(14,052)
Weighted average common shares outstanding—basic	100,283,266	106,385,007
Basic earnings per share	$1.58	$(0.13)
Diluted earnings per share:
Net income (loss)	$157,964	$(14,052)
Weighted average common shares outstanding—basic	100,283,266	106,385,007
Conversion of warrants	1,854,069	—
Conversion of options	104,212	—
Conversion of employee stock purchase plan	3,933	—
Non participating restricted shares	310,590	—
Weighted average common shares outstanding—diluted	102,556,070	106,385,007
Diluted earnings per share	$1.54	$(0.13)

For the six months ended June 30, 2012, the impact of the conversion of warrants of 291,062 and options of 2,451,324 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2011, the impact of the conversion of warrants of 10,331,810 and options of 3,568,342 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements since the Amalgamation:

(Expressed in thousands of U.S. Dollars)	As of June 30, 2012	As of December 31, 2011
Balance Sheets
Premiums receivable	$1,741	$5,095
Losses and benefits recoverable from reinsurers	3,376	3,597
Unearned property and casualty premiums	11,366	17,247
Property and casualty losses	223,133	253,214
Funds withheld from reinsurers	924	1,210

	Three Months Ended		Six Months Ended
(Expressed in thousands of U.S. Dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Statements of Operations
Gross premiums written	$1,169	$2,523	$3,774	$3,764
Earned premiums	4,060	2,964	9,419	7,872
Net losses and loss expenses	(2,334)	(2,031)	(3,239)	(555)
Acquisition costs	718	1,071	1,828	2,343
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
The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of June 30, 2012	As of December 31, 2011
Balance Sheets
Losses and benefits recoverable from reinsurers	$34,359	$34,925
Deposit liabilities	11,227	11,835
Funds withheld from reinsurers	58,505	74,625
Reinsurance balance payable	85	30

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
(Expressed in thousands of U.S. Dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Statements of Operations
Reinsurance premiums ceded	$155	$101	$173	$121
Earned premiums ceded	155	101	173	121
Other income	25	25	50	50
Claims and policy benefits	(524)	(551)	(892)	(906)
Interest expense	1,123	1,691	1,045	1,980
The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

New Point IV Limited
The Company owns 34.8% of the outstanding common shares of New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for the three and six months ended June 30, 2012 were $1.8 million and $6.1 million, respectively.

Bay Point Holdings Limited
The Company owns 13.8% of the outstanding common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of June 30, 2012, $2.2 million (December 31, 2011—$1.9 million) was included in premiums receivable and $5.9 million (December 31, 2011—$5.1 million) in losses and benefits recoverable from reinsurers related to this agreement.

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
In December 2011, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 14, 2012.
In October 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch. This credit facility provided up to GBP 60.0 million for the issuance of letters of credit to provide capital in the form of Funds at Lloyd’s for Syndicate 1400. This facility expired in June 2012.
The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of June 30, 2012 and December 31, 2011:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
June 30, 2012	$1,175,000	GBP	30,000
December 31, 2011	$1,175,000	GBP	90,000
Letters of credit issued and outstanding as of:
June 30, 2012	$585,710	GBP	16,774
December 31, 2011	$604,017	GBP	16,774
Cash and fixed maturities at fair value pledged as collateral as of:
June 30, 2012	$710,270	GBP	22,302
December 31, 2011	$800,460	GBP	22,537
Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of August 8, 2012.
Commitments
On June 20, 2012, Alterra Holdings, a wholly-owned subsidiary of the Company, along with private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several third party investors, executed a subscription agreement with New Point V Limited ("New Point V") to purchase common shares of New Point V. As of June 30, 2012, Alterra Holdings’ commitment under the subscription agreement with New Point V was $75.0 million.

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
Warrants
On May 12, 2010, the Company issued 8,911,449 replacement warrants in connection with the Amalgamation. The warrants were originally issued by Harbor Point to founding shareholders and employees in connection with the purchase of shares at the time of its formation. The warrants held by non-employees are subject to anti-dilution provisions which, in the event of certain specified events including payment of cash dividends, provide the holder of the warrant the option to have the exercise price and number of warrants adjusted such that the holder of the warrant is in the same economic position as if the warrant had been exercised immediately prior to such event, or receive the cash dividends upon exercise of the warrant. The warrants held by employees are entitled to receive accumulated cash dividends upon exercise of the warrants. The warrant expiration dates range from December 15, 2015 to May 15, 2016.
The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	—%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	—%
Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2011	10,452,253	10,452,253	$19.33	$7.04	$19.08 - $26.48
Additional warrants issued as a result of dividends declared	120,132	120,132	$18.95	$7.09	$18.86 - $19.05
Repurchases of warrants	(29,826)	(29,826)	$26.48	$5.24	$26.48
Balance, June 30, 2012	10,542,559	10,542,559	$19.09	$7.05	$18.86 - $26.48
On February 8, 2012 and May 8, 2012, Alterra declared dividends of $0.14 per share. These dividends resulted in a reduction in the weighted average exercise price of $0.24 and an increase in the number of warrants outstanding by 120,132 (issued at a weighted average grant date fair value per warrant of $7.09). As of June 30, 2012, a deferred dividend liability of $2.6 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.
The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

provision results in a lower number of shares being issued than the number of warrants exercised. No warrants were exercised during the six months ended June 30, 2012.
Stock Option Awards
Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. The Company issued nil and 8,228 options during the three and six months ended June 30, 2012, respectively.
The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

2012
Option valuation assumptions:
Expected remaining option life	0.2 years
Expected dividend yield	—%
Expected volatility	21.52%
Risk-free interest rate	0.32%
Forfeiture rate	—%
A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,057,271	1,057,271	$22.86	$6.55	$8.85 - $33.76
Options granted	8,228		$23.76	$0.77	$23.76
Options exercised	(38,925)		$14.35	$4.24	$11.95 - $22.12
Options forfeited	(26,830)		$24.81	$5.21	$23.76 - $25.38
Balance, June 30, 2012	999,744	999,744	$23.15	$6.63	$8.85 - $33.76
A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,266,033	108,333	108,333	$15.75	$6.01	$15.75
Restricted stock granted	(478,874)
Restricted stock forfeited	8,623
Restricted stock units granted	(98,333)
Balance, June 30, 2012	697,449	108,333	108,333	$15.75	$6.01	$15.75
A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,016,501	2,074,436	2,058,191	$26.65	$5.20	$26.48 - $30.82
Restricted stock granted	(252,909)
Restricted stock forfeited	97,659
Balance, June 30, 2012	861,251	2,074,436	2,058,380	$26.65	$5.20	$26.48 - $30.82

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
During the six months ended June 30, 2012, the Company issued 146,397 restricted shares and 18,950 restricted stock units with vesting terms that include a performance condition related to growth in book value per share over a three year period. These restricted shares were issued at fair value of $22.99 per share. The number of restricted shares that ultimately vest will range between 0% to 200% of the number of shares granted based upon actual performance results.
Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $5.2 million and $11.5 million for the three months ended June 30, 2012 and 2011, respectively, and was $12.6 million and $22.2 million for the six months ended June 30, 2012 and 2011, respectively. Included within compensation cost was $0.8 million and $0.5 million related to performance based awards for the three months ended June 30, 2012 and 2011, respectively, and $1.4 and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $37.0 million of unrecognized compensation costs related to restricted stock and RSU awards, including $10.7 million related to performance based awards. These costs are expected to be recognized over weighted average periods of 2.0 years and 2.9 years years respectively.
A summary of the Company’s unvested restricted stock awards as of December 31, 2011 and changes during the six months ended June 30, 2012 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2011	3,890,099	$22.00	278,629	$22.37
Awards granted	731,783	$23.07	98,333	$22.99
Awards vested	(957,627)	$22.23	—	$—
Awards forfeited	(106,282)	$21.61	—	$—
Balance, June 30, 2012	3,557,973	$22.15	376,962	$22.53
Employee Stock Purchase Plan
On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during subscription periods (the “Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million for each of the three months ended June 30, 2012 and 2011, and $0.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.
The following is a discussion and analysis of our results of operations for the quarter and six months ended June 30, 2012 compared to the quarter and six months ended June 30, 2011 and our financial condition as of June 30, 2012. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Overview
We are a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of June 30, 2012, we had $2,851.7 million in consolidated shareholders’ equity.
In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 commercial and Class C long-term insurer under the insurance laws of Bermuda.

In Europe, we conduct our non-Lloyd’s operations through Alterra Europe. Alterra Europe principally operates from Dublin and also operates branches in London and Zurich. Our Lloyd’s operations are conducted through the Syndicates. Alterra at Lloyd’s operations are based primarily in London, with branches in Dublin and Zurich. As of June 30, 2012, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2%, and approximately 20%, respectively.
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
In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s in Rio de Janeiro, using Lloyd’s admitted status, through Alterra Europe using a representative office in Bogotá and a service company in Buenos Aires and through our local reinsurance company in Brazil. Our local reinsurance company in Brazil commenced writing business in the first quarter of 2012.
We employ certain personnel and hold certain assets within our global service companies incorporated and located in Bermuda, Ireland, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.
To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on fair values as of June 30, 2012, the allocation of invested assets was 95.4% in cash and fixed maturities and 4.6% in other investments, principally hedge funds.

Key Performance Indicators
Our principal objective as a global specialty insurance and reinsurance company is to meet our obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. In an effort to achieve this objective, we assess the potential losses associated with the risks that we insure and reinsure, diversify our risk exposure by product class and by geographic location, manage our investment portfolio risk appropriately and control costs throughout our organization. The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objective are growth in book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.
As a diversified insurer and reinsurer, which includes underwriting property catastrophe risks, we have substantial exposure to losses resulting from natural and man-made catastrophes. The frequency and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. Potential claims from catastrophic events may cause substantial volatility in our financial results for any fiscal quarter. As a result, the financial measures that we use to analyze our performance will reflect this volatility in the short term; however, we believe these measures should demonstrate less volatility over the long term.

The table below illustrates our key performance indicators as of June 30, 2012 and December 31, 2011, and for the quarter and six months ended June 30, 2012 and 2011:

	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011	As of June 30, 2011
Book value per share (1)	$29.44	$28.31	$27.51	$26.40
Diluted book value per share (1)	$28.68	$27.67	$26.91	$25.98

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(in thousands of U.S. Dollars, except percentages)
Net operating income (2)	$68,960	$39,558	$136,683	$14,833
Combined ratio (3)	86.6%	93.7%	89.5%	103.5%
Annualized return on average shareholders’ equity (4)	11.1%	4.7%	11.1%	(1.0)%
Annualized net operating return on average shareholders’ equity (2)(4)	9.7%	5.7%	9.6%	1.1%

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

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. For the twelve months ended June 30, 2012, our book value per share on a basic and diluted basis increased by 11.5% and 10.4%, respectively. During the quarter ended June 30, 2012, our book value per share on a basic and diluted basis increased by 4.0% and 3.7%, respectively, and during the six months ended June 30, 2012, our book value per share on a basic and diluted basis increased 7.0% and 6.6%, respectively. We also distributed $0.14 per share and $0.56 per share in dividends to our shareholders in the quarter and twelve months ended June 30, 2012, respectively, which provided tangible value to shareholders and reduced our excess capital. We believe that a comparison of book value per share and diluted book value per share growth should be adjusted for these distributions to fully reflect the return generated for shareholders. Adding back $0.14 per share to our June 30, 2012 diluted book value per share of $28.68 would result in $28.82 per share, an increase of 4.2% over March 31, 2012. Adding back $0.56 per share to our June 30, 2012 diluted book value per share of $28.68 would result in $29.24 per share, an increase of 12.5% over June 30, 2011. The increase in diluted book value per share, as adjusted, was principally due to a combination of positive operating results, unrealized gains on our investment portfolio and share repurchases at a discount to diluted book value per share.
Our net operating income for the quarter and six months ended June 30, 2012 improved compared with the prior year periods, principally due to the significant decline in property catastrophe losses. Property catastrophe losses in the quarter and six months ended June 30, 2012 were within our attritional loss expectations and there has been no significant development in the current year in our loss estimates for the major 2011 property catastrophe events. Property catastrophe losses of $49.6 million and $155.8 million, net of reinsurance and reinstatement premiums, for the quarter and six months ended June 30, 2011, respectively, resulting from natural disasters in 2011, had an adverse effect on our results of operations for the 2011 periods.
We seek to manage and monitor our short tail catastrophe exposed business so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1 in 250 year event. As of June 30, 2012, our aggregate exposure was below this target. We intend to continue to monitor the pricing environment and believe we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change materially over the course of 2012.

Net operating income in 2012 increased compared to 2011 due to improved underwriting income and reduced general and administrative expenses. Underwriting income for the quarter and six months ended June 30, 2012 principally was derived from our global insurance and reinsurance segments. Net favorable development of prior year loss reserves was $20.4 million and $31.2 million for the quarter and six months ended June 30, 2012, respectively, principally within our global insurance and reinsurance segments, which reduced the combined ratio by 5.8 and 4.5 percentage points, respectively.
The absence of significant property catastrophe events in 2012 was the principal contributor to the decrease in our combined ratio and the increase in our annualized net return on average shareholders' equity and annualized net operating return on average shareholders' equity for the quarter and six months ended June 30, 2012 compared to the prior year periods. We target a long-term net operating return on average shareholders' equity, or net operating ROE, of the risk free rate plus 10% over the cycle. We believe that in the current stage of the cycle, our net operating ROE is consistent with this long-term target.
We continued to actively manage our capital during the quarter by taking advantage of select opportunities to purchase our common shares. We spent $88.0 million to repurchase an aggregate of 3.9 million common shares during the quarter at an average price of $22.74 per common share, a 17.8% discount to our March 31, 2012 diluted book value per share. For the six months ended June 30, 2012, we spent $136.8 million to repurchase 5.9 million common shares at an average price of $23.02 per common share. As of June 30, 2012, our outstanding share repurchase authorization was $123.0 million. On August 7, 2012, our Board of Directors increased our share repurchase authorization by $100.0 million. We expect to continue to consider share repurchases as an effective tool to manage capital in a soft cycle and to increase book value per share for our shareholders.
During July 2012, high temperatures and low rainfall resulted in deteriorating agriculture conditions in certain parts of the United States. The drought conditions have the potential to cause material losses within the agriculture insurance and reinsurance industry. Based on recent reports on current and expected crop conditions and crop prices in the United States, and our geographical spread of risk, we estimate a net underwriting loss for the third quarter of 2012 on our agriculture reinsurance business in the range of $15.0 million to $25.0 million, pretax and net of reinsurance. Actual losses may vary materially from this estimate due to the inherent uncertainties in making such determinations resulting from several factors, including but not limited to, the preliminary nature of available information and the potential inaccuracies and inadequacies in the data provided by clients and brokers.
Business Outlook
The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe that the industry has had sustained excess underwriting capacity and, while 2011’s property catastrophe events likely eroded some of that capacity, there has not been sufficient pressure on the industry to materially improve pricing across all lines of business in 2012. The industry is also operating in a low interest rate environment, which makes it more difficult to generate significant investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating ROE.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the quarter ended June 30, 2012. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations—For the quarter and six months ended June 30, 2012 and 2011
Our consolidated results of operations for the quarter and six months ended June 30, 2012 and 2011 are summarized below:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$566,857	$563,907	0.5%	$1,228,187	$1,191,755	3.1%
Reinsurance premiums ceded	(189,879)	(136,626)	39.0%	(414,341)	(273,983)	51.2%
Net premiums written	$376,978	$427,281	(11.8)%	$813,846	$917,772	(11.3)%

Net premiums earned	$350,778	$348,941	0.5%	$688,953	$728,828	(5.5)%
Net investment income	54,729	59,665	(8.3)%	113,407	117,431	(3.4)%
Net realized and unrealized gains (losses) on investments	13,481	(5,774)	n/m	38,974	(24,592)	n/m
Net impairment losses recognized in earnings	(570)	(353)	61.5%	(5,939)	(1,382)	329.7%
Other income	1,928	591	226.2%	7,290	1,906	282.5%
Total revenues	420,346	403,070	4.3%	842,685	822,191	2.5%

Net losses and loss expenses	196,764	211,133	(6.8)%	402,793	515,539	(21.9)%
Claims and policy benefits	13,272	15,570	(14.8)%	26,738	30,280	(11.7)%
Acquisition costs	62,171	64,680	(3.9)%	121,895	135,288	(9.9)%
Interest expense	9,635	10,630	(9.4)%	18,263	19,089	(4.3)%
Net foreign exchange losses (gains)	25	3,090	(99.2)%	(7)	2,212	(100.3)%
General and administrative expenses	58,777	69,659	(15.6)%	118,859	140,862	(15.6)%
Total losses and expenses	340,644	374,762	(9.1)%	688,541	843,270	(18.3)%
Income (loss) before taxes	79,702	28,308	181.6%	154,144	(21,079)	n/m
Income tax expense (benefit)	762	(4,327)	n/m	(3,820)	(7,027)	(45.6)%
Net income (loss)	$78,940	$32,635	141.9%	$157,964	$(14,052)	n/m

Loss ratio (a)	56.2%	60.7%		58.6%	70.9%
Acquisition cost ratio (b)	17.7%	18.5%		17.7%	18.6%
General and administrative expense ratio (c)	12.6%	14.5%		13.3%	14.1%
Combined ratio (d)	86.6%	93.7%		89.5%	103.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.

(d)
The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.

n/m Not meaningful.
Premiums. Gross premiums written for the quarter and six months ended June 30, 2012 increased by 0.5% and 3.1%, respectively, compared to the prior year periods. The principal reason for the increase was strategic growth in our U.S. insurance, Alterra at Lloyd’s and Latin America segments. For the six months ended June 30, 2012, this increase was partially offset by a decline in business written by our reinsurance segment.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2012 was 33.5% and 33.7%, respectively, compared to 24.2% and 23.0% in the prior year periods. The increase in the ratio for both the quarter and six month period was principally due to additional property reinsurance purchased in our reinsurance segment. The ratio for the six months ended June 30, 2012 was also impacted by the 100% retrocession of the business written through our contracted general agent distribution channel (our “contract binding” business) in our U.S. insurance segment starting from August 1, 2011. We ceased writing the contract binding business in the second quarter of 2012.
During the past several quarters, principally in response to market conditions, we have shifted our mix of business written from long-tail business to short-tail business. This greater emphasis on short-tail lines of business, with property being the largest component, has increased our probable maximum loss from property catastrophe events. The industry’s adoption of new external vendor catastrophe models has also contributed to the increase in our aggregate exposure estimates for property catastrophe events. To manage this increased exposure and operate within our risk tolerances, we have increased our purchase of reinsurance, with an emphasis on property reinsurance. As a result of these factors, our net premiums written decreased for the quarter and six months ended June 30, 2012 compared to the prior year periods despite an increase in gross premiums written. Overall, we expect our ratio of reinsurance premiums ceded to gross premiums written to increase in 2012 compared to 2011. We regularly monitor our need for reinsurance based on aggregate risk exposures.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net investment income. Net investment income for the quarter and six months ended June 30, 2012 decreased by 8.3% and 3.4%, respectively, compared to the prior year periods. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio. In addition, the average amortized cost of our fixed maturity portfolio, including cash, has decreased for the current year periods compared to the prior year periods, resulting in a lower investment base.
Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. The quarter ended June 30, 2012 included net realized gains on available for sale fixed maturities of $12.0 million compared to $nil realized gains in the prior year period. Most of the realized gains in the current quarter related to sales of longer duration securities, taking advantage of gains caused by declining long term interest rates and at the same time reducing our exposure to longer duration securities. The quarter also included income from equity method investments of $5.6 million, principally related to our investment in New Point IV, compared to $nil in the prior year period. For the six months ended June 30, 2012, the principal components of the net gain was $19.7 million of net realized gains on available for sale fixed maturities and $10.5 million of income from equity method investments, principally related to our investment in New Point IV. The principal component of the net loss for the six months ended June 30, 2011 was a $25.0 million loss on a catastrophe bond with exposure to the Japan earthquake and tsunami.
Other income. Other income for the quarter and six months ended June 30, 2012 principally comprised underwriting fees and profit commission earned from New Point Re IV.
Net losses and loss expenses. The loss ratio decreased for the quarter and six months ended June 30, 2012 by 4.5 and 12.3 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves in the quarter and six months ended June 30, 2012 of $20.4 million and $31.2 million, respectively, compared to $48.5 million and $78.7 million in the quarter and six months ended June 30, 2011, respectively. The net favorable development in the six months ended June 30, 2012 was principally recognized on long-tail lines in our global insurance and reinsurance segments, with the decrease compared to the prior year period due to a decrease in favorable development in our property line of business. In 2010, our actual property loss experience was below our original loss estimates, which resulted in favorable development being recognized in 2011. During 2011, actual loss experience was above our expected attritional losses due to the significant worldwide property catastrophe events and, therefore, we would not expect the same level of favorable development on property reserves being recognized in 2012;

•
Net favorable development was recognized in our global insurance ($10.1 million) and reinsurance ($13.3 million) segments in the quarter ended June 30, 2012 partially offset by net unfavorable development in our Latin America segment ($3.0 million). Net favorable development for the six months ended June 30, 2012 was recognized in our global insurance ($28.4 million) and reinsurance ($12.4 million) segments partially offset by net unfavorable development in our Alterra at Lloyd's ($4.5 million), U.S. insurance ($1.0 million) and Latin America ($4.2 million) segments;

•
Excluding the net favorable loss development, the loss ratio for the quarter and six months ended June 30, 2012 was 62.1% and 63.1%, respectively, compared to 74.6% and 81.7% for the quarter and six months ended June 30, 2011, respectively. The decrease in the loss ratio was principally due to the decrease in property catastrophe losses in 2012 compared to 2011, partially offset by changes in the mix of business; and

•
For the quarter and six months ended June 30, 2012, our results included no significant losses related to property catastrophe events. For the quarter and six months ended June 30, 2011, our results included $50.5 million and $165.9 million, respectively, of losses net of reinsurance related to significant property catastrophe events. The significant property catastrophe event net losses for the quarter and six months ended June 30, 2011 included the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami.

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
Acquisition costs. Our acquisition cost ratio for the quarter and six months ended June 30, 2012 decreased by 0.8 and 0.9 percentage points, respectively, compared with the prior year periods. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned impact our acquisition cost ratio from quarter to quarter. The acquisition cost ratio increased in our reinsurance and Latin America segments and decreased in our U.S. insurance and Alterra at Lloyd’s segments.
Interest expense. Interest expense reflects interest on our senior notes, interest on funds withheld from reinsurers, and accretion on deposit liability contracts. Interest expense for the quarter and six months ended June 30, 2012 decreased compared to the prior year periods principally due to a reduction in the funds withheld from Grand Central Re.
General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2012 decreased by $10.9 million and $22.0 million, respectively, compared to the prior year periods. This decrease was principally due to a decrease in long-term stock-based compensation expense, including a reduction in awards granted to retirement eligible employees.
Income tax expense (benefit). Corporate income tax expense or benefit is generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Latin America. The effective tax rate was 1.0% and negative 2.5% for the quarter and six months ended June 30, 2012, respectively, compared with negative 15.3% and 33.3% for the prior year periods, respectively. Our effective income tax rate, which we calculate as income tax expense or benefit divided by income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with different tax rates.

Segment Results of Operations—For the quarter and six months ended June 30, 2012 and 2011
We monitor the performance of our underwriting operations in six segments:

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

•
Reinsurance—We offer property and casualty quota share and excess of loss reinsurance from our offices in Bermuda, Dublin, London and the United States to insurance and reinsurance companies worldwide. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

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
Effective January 1, 2012, we redefined certain of our operating and reporting segments. Reinsurance business written within Latin America, which was previously reported within the reinsurance or Alterra at Lloyd’s segments, has been reclassified to a new Latin America segment. In addition, business written by our recently incorporated Brazilian reinsurance company, Alterra Brazil, is included in the Latin America segment. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment, has been reclassified to the U.S. insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is our principal insurance underwriting platform for retail distribution in the United States. Segment disclosures for comparative periods have been revised to reflect this reclassification.

Global Insurance Segment

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$125,276	$130,909	(4.3)%	$192,047	$194,804	(1.4)%
Reinsurance premiums ceded	(53,224)	(55,133)	(3.5)%	(96,475)	(93,657)	3.0%
Net premiums written	$72,052	$75,776	(4.9)%	$95,572	$101,147	(5.5)%

Net premiums earned	$47,436	$45,606	4.0%	$94,406	$95,478	(1.1)%
Net losses and loss expenses	(22,745)	(23,689)	(4.0)%	(40,806)	(55,313)	(26.2)%
Acquisition costs	(239)	1,117	(121.4)%	(298)	853	(134.9)%
General and administrative expenses	(6,913)	(6,774)	2.1%	(13,394)	(14,726)	(9.0)%
Other income	1	85	(98.8)%	816	814	0.2%
Underwriting income	$17,540	$16,345	7.3%	$40,724	$27,106	50.2%

Loss ratio (a)	47.9%	51.9%		43.2%	57.9%
Acquisition cost ratio (b)	0.5%	(2.4)%		0.3%	(0.9)%
General and administrative expense ratio (c)	14.6%	14.9%		14.2%	15.4%
Combined ratio (d)	63.0%	64.3%		57.7%	72.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended June 30, 2012	% of Premium Written	% Ceded	Quarter Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$3,954	3.2%	54.8%	$3,814	2.9%	24.2%
Excess liability	31,435	25.1%	55.6%	34,659	26.5%	57.6%
Professional liability	59,407	47.4%	35.6%	62,402	47.7%	31.7%
Property	30,480	24.3%	40.9%	30,034	22.9%	48.1%
	$125,276	100.0%	42.5%	$130,909	100.0%	42.1%

	Six Months Ended June 30, 2012	% of Premium Written	% Ceded	Six Months Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$5,256	2.7%	110.5%	$5,230	2.7%	35.6%
Excess liability	56,621	29.5%	56.9%	56,936	29.2%	54.7%
Professional liability	83,873	43.7%	42.5%	86,931	44.6%	41.1%
Property	46,297	24.1%	49.3%	45,707	23.5%	54.4%
	$192,047	100.0%	50.2%	$194,804	100.0%	48.1%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2012 decreased by 4.3% and 1.4%, respectively, compared to the prior year periods. The decreases in professional liability gross premiums written in both periods were principally due to continuing competitive pricing conditions in this line of business.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2012 was 42.5% and 50.2%, respectively, compared to 42.1% and 48.1% in the prior year periods. The amount of reinsurance that we purchase can vary significantly by line of business and within lines of business. The increase in the percentage of reinsurance premiums ceded on our aviation line of business was due principally to premium adjustments on an excess of loss reinsurance treaty in the quarter and six months ended June 30, 2012.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2012 decreased by 4.0 and 14.7 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves in the quarter and six months ended June 30, 2012 of $10.1 million and $28.4 million, respectively, compared to $14.7 million and $22.1 million in the quarter and six months ended June 30, 2011;

•
Net favorable loss development was recorded in all four lines of business in the quarter and six months ended June 30, 2012, principally in the following lines of business and accident years: professional liability (2006) and excess liability (2006). Net favorable loss development in the quarter and six months ended June 30, 2011 was principally in the following lines of business and accident years: property (2009), excess liability (2005) and aviation (2009-2010).

•
Excluding the net favorable loss development, the loss ratio was 69.3% and 73.3% for the quarter and six months ended June 30, 2012, respectively, compared to 84.2% and 81.0% for the quarter and six months ended June 30, 2011, respectively. This decrease was principally due to a decrease in net losses related to property catastrophe events and lower than expected attritional net losses on our shorter tail lines of business; and

•
For the quarter and six months ended June 30, 2012, we had no significant losses associated with significant property catastrophe events. For the quarter and six months ended June 30, 2011, our results included $3.7 million and $6.5 million of net losses, respectively, related to property catastrophe events in Japan and Australia. A portion of these losses in the prior year periods fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions are designed to compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. Acquisition costs generally fluctuate based on shifts in business mix quarter over quarter.
General and administrative expenses. General and administrative expenses for the quarter ended June 30, 2012 were consistent with the prior year period. For the six months ended June 30, 2012, general and administrative expenses decreased 9.0% compared to the prior year period. The decrease was principally due to a reduction in incentive-based compensation expense.

U.S. Insurance Segment

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$112,186	$109,794	2.2%	$216,468	$187,559	15.4%
Reinsurance premiums ceded	(51,524)	(28,227)	82.5%	(122,018)	(66,544)	83.4%
Net premiums written	$60,662	$81,567	(25.6)%	$94,450	121,015	(22.0)%

Net premiums earned	$55,810	$58,409	(4.4)%	$111,595	112,078	(0.4)%
Net losses and loss expenses	(37,333)	(38,012)	(1.8)%	(74,897)	(72,427)	3.4%
Acquisition costs	(6,169)	(10,400)	(40.7)%	(13,865)	(18,386)	(24.6)%
General and administrative expenses	(12,215)	(11,374)	7.4%	(24,472)	(22,644)	8.1%
Other income	—	54	(100.0)%	81	137	(40.9)%
Underwriting (loss) income	$93	$(1,323)	(107.0)%	$(1,558)	(1,242)	25.4%

Loss ratio (a)	66.9%	65.1%		67.1%	64.6%
Acquisition cost ratio (b)	11.1%	17.8%		12.4%	16.4%
General and administrative expense ratio (c)	21.9%	19.5%		21.9%	20.2%
Combined ratio (d)	99.8%	102.4%		101.5%	101.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended June 30, 2012	% of Premium Written	% Ceded	Quarter Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$23,683	21.1%	51.9%	$25,118	22.9%	16.9%
Marine	28,634	25.5%	48.0%	25,389	23.1%	40.6%
Professional Liability	13,133	11.7%	38.0%	8,509	7.7%	19.7%
Property	46,736	41.7%	43.9%	50,778	46.3%	23.6%
	$112,186	100.0%	45.9%	$109,794	100.0%	25.7%

	Six Months Ended June 30, 2012	% of Premium Written	% Ceded	Six Months Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$58,350	27.0%	58.5%	$48,111	25.7%	22.5%
Marine	53,835	24.9%	38.4%	42,498	22.7%	39.3%
Professional Liability	24,341	11.2%	37.5%	15,131	8.1%	30.8%
Property	79,942	36.9%	72.7%	81,819	43.5%	42.0%
	216,468	100.0%	56.4%	187,559	100.0%	35.5%

During the quarter ended September 30, 2011, Alterra E&S sold the renewal rights to our contract binding business. However, under an agreement with the purchaser, commencing August 1, 2011, the contract binding business continued to be written by Alterra E&S and 100% of the premiums and losses were ceded to the purchaser. The 100% quota share reinsurance of this business meant that we did not retain any written and earned premium or net losses, but earned a ceding commission, on new and renewal policies incepting after August 1, 2011. During the quarter ended June 30, 2012 we stopped writing and ceding this business.
Premiums. Gross premiums written for the quarter and six months ended June 30, 2012 increased 2.2% and 15.4%, respectively, compared to the prior year periods. Excluding the contract binding business which we no longer write, gross premiums written increased 19.9% and 29.4% for the quarter and six months ended June 30, 2012, respectively, compared to the prior year periods. Significant factors affecting gross premiums written were:

•
Growth in wholesale excess casualty business (which is included within our general/excess liability line of business) of $12.2 million and $22.2 million for the quarter and six months ended June 30, 2012, respectively. We commenced writing wholesale excess casualty business in the third quarter of 2011;

•	Continued expansion of our retail Alterra Insurance USA platform, principally in the professional liability line of business;

•	Improved pricing conditions across all lines of business compared to the prior year periods; and

•
A decrease in general liability insurance written through the brokerage distribution channel of $4.3 million and $6.4 million for the quarter and six months ended June 30, 2012, respectively, compared to the prior year periods. We ceased writing this product line in the first quarter of 2012.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2012 was 45.9% and 56.4%, respectively, compared to 25.7% and 35.5% in the prior year periods. The increase in the percentage of premiums ceded in the quarter ended June 30, 2012 was due principally to the new quota share reinsurance treaty covering our brokerage-sourced property business that was entered into in the first quarter of 2012 and an increase in excess liability business written, which is ceded at a higher percentage than the general liability business written in the prior year period. In addition, the 100% cession of $18.7 million of gross premiums written from the contract binding business affected both general liability and property lines for the six months ended June 30, 2012. Overall, we expect our ratio of reinsurance premiums ceded to gross premiums written to increase for the 2012 year compared to the 2011 year as we purchase reinsurance to manage the aggregate risk on our increased property exposures.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the quarter and six months ended June 30, 2012 increased 1.8 and 2.5 percentage points, respectively, compared to the prior year periods. Significant items that impacted the loss ratio were:

•	Net unfavorable prior year loss development of $nil and $1.0 million for the quarter and six months ended June 30, 2012, respectively, compared to loss development of $nil for the prior year periods;

•
Excluding the net loss development, the loss ratio was 66.9% and 66.2% for the quarter and six months ended June 30, 2012, respectively, compared to 65.1% and 64.6% for the quarter and six months ended June 30, 2011, respectively. The slight increase was due principally to changes in the mix of business, particularly an increase in the marine, excess casualty and professional liability lines of business. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of net premiums earned; and

•
Our results for both the quarter and six months ended June 30, 2011 included net losses of $4.5 million for property catastrophe losses and significant per risk losses. These large loss events included losses for natural disasters in the

U.S., including the series of tornadoes, other severe weather and flooding along the Mississippi River. These losses fell within our attritional loss ratio, as we expect a certain level of property losses each period.
Acquisition expenses. Acquisition costs decreased for both the quarter and six months ended June 30, 2012 compared to the prior year periods. The decrease was due partly to a decrease in net premiums earned, along with changes in the mix of business with an increase in excess casualty business earned which has more favorable commission rates. In addition, the quarter and six months ended June 30, 2012 benefited from commission income on the contract binding business that was 100% ceded.
General and administrative expenses. General and administrative expenses increased for both the quarter and six months ended June 30, 2012 compared to the prior year periods. The increase was principally due to increased compensation costs resulting from the growth of our wholesale excess casualty and professional liability teams.

Reinsurance Segment

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$246,838	$244,899	0.8%	$565,192	$605,626	(6.7)%
Reinsurance premiums ceded	(53,185)	(27,675)	92.2%	(112,678)	(62,927)	79.1%
Net premiums written	$193,653	$217,224	(10.9)%	$452,514	$542,699	(16.6)%

Net premiums earned	$181,316	$191,655	(5.4)%	$349,224	$416,094	(16.1)%
Net losses and loss expenses	(89,607)	(122,576)	(26.9)%	(190,802)	(306,484)	(37.7)%
Acquisition costs	(42,708)	(42,947)	(0.6)%	(81,369)	(90,707)	(10.3)%
General and administrative expenses	(14,339)	(21,647)	(33.8)%	(31,391)	(43,919)	(28.5)%
Other income	1,895	548	245.8%	6,336	548	n/m
Underwriting income (loss)	$36,557	$5,033	n/m	$51,998	$(24,468)	n/m

Loss ratio (a)	49.4%	64.0%		54.6%	73.7%
Acquisition cost ratio (b)	23.6%	22.4%		23.3%	21.8%
General and administrative expense ratio (c)	7.9%	11.3%		9.0%	10.6%
Combined ratio (d)	80.9%	97.7%		86.9%	106.0%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended June 30, 2012	% of Premium written	% Ceded	Quarter Ended June 30, 2011	% of Premium written	% Ceded
	(Expressed in thousands of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$5,299	2.1%	(1.1)%	$8,713	3.6%	—
Auto	39,584	16.0%	—	55,072	22.5%	—
Aviation	5,809	2.4%	14.1%	80	—%	127.5%
Credit/surety	2,625	1.1%	—	571	0.2%	—
General casualty	24,054	9.7%	—	22,045	9.0%	—
Marine & energy	6,256	2.5%	3.1%	(678)	(0.3)%	1.6%
Medical malpractice	8,105	3.3%	—	11,223	4.6%	0.5%
Other	549	0.2%	—	447	0.2%	—
Professional liability	36,968	15.0%	—	39,462	16.1%	—
Property	108,994	44.2%	47.9%	103,390	42.2%	26.4%
Whole account	191	0.1%	—	268	0.1%	—
Workers’ compensation	8,404	3.4%	—	4,306	1.8%	4.6%
	$246,838	100.0%	21.5%	$244,899	100.0%	11.3%

	Six Months Ended June 30, 2012	% of Premium written	% Ceded	Six Months Ended June 30, 2011	% of Premium written	% Ceded
	(Expressed in thousand of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$22,803	4.0%	(0.2)%	$29,498	4.9%	0.3%
Auto	40,102	7.1%	—	70,096	11.6%	—
Aviation	11,271	2.0%	17.9%	984	0.2%	26.2%
Credit/surety	33,628	6.0%	—	23,278	3.8%	—
General casualty	36,689	6.5%	—	37,472	6.2%	—
Marine & energy	17,969	3.2%	3.6%	15,871	2.6%	—
Medical malpractice	19,381	3.4%	—	28,805	4.8%	1.3%
Other	4,986	0.9%	—	2,140	0.3%	0.4%
Professional liability	96,704	17.1%	—	99,146	16.4%	—
Property	253,408	44.8%	43.4%	242,256	40.0%	25.6%
Whole account	1,599	0.3%	—	35,338	5.8%	0.1%
Workers’ compensation	26,652	4.7%	0.2%	20,742	3.4%	1.0%
	$565,192	100.0%	19.9%	$605,626	100.0%	10.4%

Premiums. Gross premiums written for the quarter and six months ended June 30, 2012 increased by 0.8% and decreased by 6.7%, respectively, compared to the prior year periods. Significant factors affecting the gross premiums written were:
For the quarter ended June 30, 2012:

•
Gross premiums written in our property line of business increased $5.6 million principally in our international property business, where we continued to experience improvement in pricing conditions and in our U.S. property business as a result of improved pricing, increased line sizes on existing programs and new business. Partially off-setting this growth was $7.4 million of gross premiums written on multi-year contracts which were recorded in the prior year period and which were not renewable in the quarter. In addition, the quarter ended June 30, 2012 included positive premium adjustments of $2.5 million compared to negative premium adjustments of $7.4 million in the prior year period;

•	Gross premiums written in our marine & energy and aviation lines of business increased $6.9 million and $5.7 million,

respectively, principally due to new business written;

•	Gross premiums written in our workers' compensation lines of business increased $4.1 million principally due to new business written; and

•
Partially off-setting these increases was a decrease in gross premiums written in our auto line of business of $15.5 million principally relating to reductions in premiums written on two contracts renewed in the quarter compared to the prior year period. These reductions related to increased rates charged by our cedants to their clients that resulted in a lower premium volume of better priced business ceded to us.

For the six months ended June 30, 2012 :

•	Gross premiums written in our whole account line of business decreased $33.7 million principally due to the non-renewal of two contracts totaling $28.5 million due to unfavorable pricing;

•
Gross premiums written in our auto line of business decreased $30.0 million. The six months ended June 30, 2012 included negative premium adjustments of $7.8 million compared to positive premiums adjustments of $13.3 million in the prior year period. Excluding the impact of these adjustments, the gross premiums written for the six months ended June 30, 2012 were $47.9 million compared to $56.8 million in the prior year period. This decrease was principally related to reductions in premiums written on two contracts renewed in the quarter compared to the prior year period. These reductions related to increased rates charged by our cedants to their clients that resulted in a lower premium volume of better priced business ceded to us;

•
Gross premiums written in our medical malpractice line of business decreased $9.4 million. The six months ended June 30, 2012 included positive premium adjustments of $1.2 million compared to $6.4 million in the prior year period. Excluding the impact of these adjustments, the gross premiums written for the six months ended June 30, 2012 were $18.2 million compared to $22.4 million in the prior year period. This decrease principally was due to the non-renewal of a significant contract;

•
Gross premiums written in our property line of business increased $11.2 million principally in our international property business where we continued to experience improvement in pricing conditions. Partially off-setting this growth was $7.4 million of gross premiums written on multi-year contracts which were recorded in the prior year period and which were not renewable in the period. In addition, the six months ended June 30, 2011 included $15.2 million of reinstatement premiums related to catastrophe events compared to insignificant amounts for the six months ended June 30, 2012;

•	Gross premiums written in our aviation line of business increased $10.3 million due to new business written and positive premiums adjustments in the period;

•
Gross premiums written in our credit/surety line of business increased $10.3 million principally due to the renewal of two multi-year residential mortgage contracts that were originally written two years ago; and

•	Gross premiums written in our workers' compensation line of business increased $5.9 million principally due to an improved pricing environment which has resulted in some new business opportunities.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2012 was 21.5% and 19.9%, respectively, compared to 11.3% and 10.4% in the prior year periods. The increase was principally due to changes in our property reinsurance program, including an increase in the ceding percentage on our property quota share treaties and the purchase of an excess of loss reinsurance treaty in the previous quarter. We regularly monitor our need for reinsurance based on aggregate risk exposures.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio decreased by 14.6 and 19.1 percentage points for the quarter and six months ended June 30, 2012, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves in the quarter and six months ended June 30, 2012 of $13.3 million and $12.4 million, respectively, compared $23.9 million and $46.7 million in the quarter and six months ended June 30, 2011;

•
Prior year loss development in the quarter and six months ended June 30, 2012 came from most of our lines of business, with favorable development in general casualty (2002-2007), whole account (2006-2007) and professional liability (2002-2005) partially offset by unfavorable development principally in medical malpractice (2008-2010) and workers compensation (2008-2010). Prior year loss development in the quarter and six months ended June 30, 2011 was principally on the following lines of business and accident years: net favorable development on property (2007-2010), whole account (2006-2007), agriculture (2009) and aviation (2006-2009), partially offset by net unfavorable development on general casualty (2006-2007) and medical malpractice (2008-2010);

•
Excluding the net favorable loss development, the loss ratio was 56.8% and 58.2% for the quarter and six months ended June 30, 2012, respectively, compared to 76.4% and 84.9% for the quarter and six months ended June 30, 2011. The decrease in the loss ratio was due principally to the significant decrease in property catastrophe and significant per-risk losses; and

•
The quarter and six months ended June 30, 2012 included no significant losses related to significant property catastrophe events. The quarter and six months ended June 30, 2011 included $33.3 million and $118.0 million, respectively, in significant losses related to property catastrophe events. The quarter ended June 30, 2011 included losses resulting from tornadoes and flooding in the United States. The six months ended June 30, 2011 also included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami.

Acquisition costs. Acquisition costs for the quarter and six months ended June 30, 2012 decreased consistent with decreases in net premiums earned compared to the prior year periods; however, the acquisition cost ratios for the quarter and six months ended June 30, 2012 increased slightly compared to the prior year periods. The reinsurance contracts we write have a range of acquisition cost ratios and the variance is the result of shifts in the mix of business written and earned. In addition, the quarter and six months ended June 30, 2011 included $5.0 million and $15.2 million, respectively, of reinstatement premiums related to catastrophe events compared to insignificant reinstatement premiums in the current year periods. These reinstatement premiums had low acquisition costs associated with them thereby reducing the acquisition cost ratio for the prior year periods.
General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2012 decreased by $7.3 million and $12.5 million, respectively, compared to the prior year periods. The decreases were due principally to a reduction in compensation expense compared to the prior year periods, resulting from fewer employees and a lower level of stock based compensation granted to retirement eligible employees.
Other income. Other income for the quarter and six months ended June 30, 2012 principally related to underwriting fees and profit commission earned from New Point Re IV.

Alterra at Lloyd’s Segment
Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses, other than underwriting activity related to Latin America, which is now included within our Latin America segment.

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$72,008	$72,428	(0.6)%	$218,151	$180,318	21.0%
Reinsurance premiums ceded	(27,068)	(24,918)	8.6%	(65,658)	(48,097)	36.5%
Net premiums written	$44,940	$47,510	(5.4)%	152,493	$132,221	15.3%

Net premiums earned	$46,222	$43,577	6.1%	99,072	86,161	15.0%
Net losses and loss expenses	(33,030)	(21,072)	56.7%	(71,705)	(69,515)	3.2%
Acquisition costs	(7,443)	(9,946)	(25.2)%	(16,877)	(22,598)	(25.3)%
General and administrative expenses	(7,856)	(7,773)	1.1%	(16,951)	(16,026)	5.8%
Other income	7	165	(95.8)%	7	380	(98.2)%
Underwriting (loss) income	$(2,100)	$4,951	(142.4)%	$(6,454)	$(21,598)	(70.1)%

Loss ratio (a)	71.5%	48.4%		72.4%	80.7%
Acquisition cost ratio (b)	16.1%	22.8%		17.0%	26.2%
General and administrative Expense ratio (c)	17.0%	17.8%		17.1%	18.6%
Combined ratio (d)	104.6%	89.0%		106.5%	125.5%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended June 30, 2012	% of Premium Written	% Ceded	Quarter Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$8,250	11.5%	20.6%	$8,380	11.6%	2.7%
Agriculture	613	0.8%	—	—	—	—
Aviation	3,220	4.5%	30.4%	1,810	2.5%	118.8%
Financial institutions	5,400	7.5%	(14.4)%	6,441	8.9%	10.0%
International casualty	8,423	11.7%	17.6%	8,263	11.4%	0.5%
Marine	2,282	3.2%	1.6%	—	—	—
Professional liability	6,108	8.5%	28.5%	10,466	14.4%	6.4%
Property	37,712	52.3%	58.1%	37,068	51.2%	57.1%
	$72,008	100.0%	37.6%	$72,428	100.0%	34.4%

	Six Months Ended June 30, 2012	% of Premium Written	% Ceded	Six Months Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$25,682	11.8%	31.8%	$21,924	12.2%	20.3%
Agriculture	20,983	9.6%	—%	—	—%	—%
Aviation	5,706	2.6%	124.5%	3,577	2.0%	92.2%
Financial institutions	12,304	5.6%	28.8%	15,477	8.6%	32.6%
International casualty	57,691	26.4%	9.9%	42,052	23.3%	4.7%
Marine	5,008	2.3%	(4.2)%	—	—%	—%
Professional liability	11,536	5.3%	34.9%	18,388	10.2%	8.6%
Property	79,241	36.4%	47.1%	78,900	43.7%	40.2%
	$218,151	100.0%	30.1%	$180,318	100.0%	26.7%

Premiums. Gross premiums written for the quarter ended June 30, 2012 decreased 0.6% compared to the prior year period. Gross premiums written in our professional liability and financial institution lines decreased compared to the prior year period due to competitive market conditions. These declines were offset by increased gross premiums written in our marine business, which commenced business in the fourth quarter of 2011.
Gross premiums written for the six months ended June 30, 2012 increased 21.0% compared to the prior year period. The increase in gross premiums written was primarily due to:

•
An increase of $21.0 million in our agriculture line of business. Our Alterra at Lloyd’s segment commenced writing agriculture business in the first quarter of 2012. The majority of this business was previously written in our reinsurance segment and was renewed in 2012 in our Alterra at Lloyd’s segment;

•
An increase of $15.6 million in our international casualty line of business. The increase reflects the continued expansion of our client base as well as favorable market conditions, particularly in motor liability; and

•	Partially offsetting these increases were declines of gross premiums written in our professional liability and financial institution lines of business principally due to competitive market conditions.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2012 was 37.6% and 30.1%, respectively, compared to 34.4% and 26.7% for the prior year periods. The increase in the ratio was principally due to changes in mix of business and the timing of renewal of certain reinsurance treaties.

Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expense. The loss ratio for the quarter ended June 30, 2012 increased 23.1 percentage points compared to the prior year period. The loss ratio for the six months ended June 30, 2012 decreased 8.3 percentage points compared to the prior year period. Significant items impacting the loss ratios were:

•
Net favorable development of prior year loss reserves in the quarter and six months ended June 30, 2012 of $nil and $4.5 million, respectively, compared to net favorable development of $9.9 million in the quarter and six months ended June 30, 2011;

•
The favorable development in the quarter ended June 30, 2012 was principally on our property line of business, offset by unfavorable development on our accident & health line of business. The net favorable development in the six months ended June 30, 2012 was principally on our property and pre-2008 discontinued lines of business partially offset by net unfavorable development in our accident & health and financial institutions lines of business;

•
Excluding the net favorable loss development, the loss ratio was 71.5% and 67.8% for the quarter and six months ended June 30, 2012, respectively, compared to 71.1% and 92.2% for the quarter and six months ended June 30, 2011. The prior year period loss ratios were impacted by losses related to significant property catastrophe events. The current year period loss ratios were impacted by changes in the mix of business, particularly an increase in casualty and agriculture lines of business. These lines of business have a higher average loss ratio than property lines, which have declined as a percentage of net premiums earned; and

•
The quarter and six months ended June 30, 2012 included no significant losses related to significant property catastrophe events. The quarter and six months ended June 30, 2011 included $9.1 million and $37.0 million, respectively, in significant property catastrophe-related losses. The quarter ended June 30, 2011 included losses resulting from tornadoes and flooding in the United States. The six months ended June 30, 2011 also included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami. A portion of these losses in the prior year period fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition expenses. The acquisition cost ratio decreased 6.7 percentage points and 9.2 percentage points, respectively, for the quarter and six months ended June 30, 2012 compared to the prior year periods. The decreases in both periods were principally attributable to changes in the mix of business written with a higher proportion of net earned premiums from our international casualty and agriculture lines of business, which generally have lower acquisition cost ratios compared to other lines.
General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2012 increased $0.1 million and $0.9 million, respectively, compared to prior year periods, principally due to growth in the products offered by the segment. Net premiums earned also increased, which resulted in the general and administrative expense ratio for the quarter ended June 30, 2012 remaining relatively consistent with the prior year period, and decreasing 1.5 percentage points for the six months ended June 30, 2012 compared to the prior year period.

Latin America Segment

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$9,495	$4,947	91.9%	$34,835	$22,083	57.7%
Reinsurance premiums ceded	(4,723)	(572)	n/m	(17,339)	(2,637)	n/m
Net premiums written	$4,772	$4,375	9.1%	$17,496	$19,446	(10.0)%

Net premiums earned	$19,095	$8,865	115.4%	$33,335	$17,773	87.6%
Net losses and loss expenses	(14,049)	(5,784)	142.9%	(24,583)	(11,800)	108.3%
Acquisition costs	(5,456)	(2,382)	129.1%	(9,211)	(4,169)	120.9%
General and administrative expenses	(2,722)	(3,053)	(10.8)%	(4,981)	(5,509)	(9.6)%
Underwriting loss	$(3,132)	$(2,354)	33.1%	$(5,440)	$(3,705)	46.8%

Loss ratio (a)	73.6%	65.2%		73.7%	66.4%
Acquisition cost ratio (b)	28.6%	26.9%		27.6%	23.5%
General and administrative expense ratio (c)	14.3%	34.4%		14.9%	31.0%
Combined ratio (d)	116.4%	126.6%		116.3%	120.8%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended June 30, 2012	% of Premium Written	% Ceded	Quarter Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$9	0.1%	—	$—	—	—
General casualty	(543)	(5.7)%	3.6%	223	4.5%	—
Marine	348	3.7%	11.6%	59	1.2%	—
Property	8,634	90.9%	46.6%	3,681	74.4%	15.5%
Surety	1,047	11.0%	64.1%	984	19.9%	—
	$9,495	100.0%	49.7%	$4,947	100.0%	11.6%

	Six Months Ended June 30, 2012	% of Premium Written	% Ceded	Six Months Ended June 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$74	0.2%	12.2%	$—	—%	—
General casualty	1,892	5.4%	(0.1)%	1,180	5.3%	0.6%
Marine	2,036	5.8%	2.0%	603	2.7%	—
Property	25,345	72.8%	48.1%	17,616	79.8%	14.9%
Surety	5,488	15.8%	92.9%	2,684	12.2%	—
	$34,835	100.0%	49.8%	$22,083	100.0%	11.9%

The Latin America segment is a new operating segment, effective January 1, 2012. This segment comprises Latin American reinsurance business written from our various operations in Latin America. Reinsurance business written within Latin America in 2011, which was previously reported within the reinsurance and Alterra at Lloyd’s segments, has been reclassified for comparative purposes to the new Latin America segment. In addition, reinsurance business written by Alterra Brazil is also included within the Latin America segment. Alterra Brazil commenced underwriting operations in the first quarter of 2012.
Premiums. Gross premiums written for the quarter and six months ended June 30, 2012 increased 91.9% and 57.7%, respectively, compared to the prior year periods. The increase in gross premiums written was primarily due to continued expansion of our product offerings in Latin America and growth in our client base. Pricing for property risks did not improve as much as expected since the end of 2011, but increased during the current year and pricing for the other lines of business was stable. We expect that property reinsurance will continue to be our largest line of business, while also diversifying our exposure into casualty and specialty lines, as we have done in our other segments.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter and six months ended June 30, 2012 was 49.7% and 49.8%, respectively, compared to 11.6% and 11.9% for the prior year periods. The increase in the ratio for the quarter and six months ended June 30, 2012 was principally due to the purchase of additional property excess of loss reinsurance and quota share reinsurance covering our surety line of business.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. Ceded premiums earned increased significantly in the quarter and six months ended June 30, 2012 compared to previous quarters due principally to the surety quota share reinsurance treaty, which was written on a retroactive basis, with premiums related to the period from June 2010 to December 2011 being fully earned in the quarter ended March 31, 2012.
Net losses and loss expense. The loss ratio for the quarter and six months ended June 30, 2012 increased 8.4 and 7.3 percentage points, respectively, compared to the prior year periods. This was principally due to net unfavorable development of prior year loss reserves in the quarter and six months ended June 30, 2012 of $3.0 million and $4.2 million, respectively, due to higher than expected property per-risk losses in Argentina. There was no prior year loss development in the prior year periods.
Acquisition expenses. The acquisition cost ratio increased 1.7 and 4.1 percentage points, respectively, for the quarter and six months ended June 30, 2012 compared to the prior year periods. The increase was attributable to changes in the mix of business written. Over the last several quarters, we have increased the amount of surety, general casualty and marine business written, all of which have higher acquisition cost ratios, on average, than property business.
General and administrative expenses. General and administrative expenses for the quarter and six months ended June 30, 2012 decreased compared to the prior periods due to lower than expected incentive-based compensation expenses. This decrease, together with the growing base of net premiums earned, resulted in the general and administrative expense ratio declining by 20.1 and 16.1 percentage points, respectively, for the quarter and six months ended June 30, 2012, compared to the prior periods.

Life and Annuity Reinsurance Segment

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Net premiums earned	$899	$829	8.4%	$1,321	$1,244	6.2%
Net investment income	13,466	12,545	7.3%	28,242	24,888	13.5%
Net realized and unrealized gains on investments	—	(1,299)	(100.0)%	—	1,508	(100.0)%
Claims and policy benefits	(13,272)	(15,570)	(14.8)%	(26,738)	(30,280)	(11.7)%
Acquisition costs	(156)	(122)	27.9%	(275)	(281)	(2.1)%
General and administrative expenses	(119)	(259)	(54.1)%	(153)	(436)	(64.9)%
Other income	—	(23)	(100.0)%	—	(23)	(100.0)%
Net income (loss)	$818	$(3,899)	(121.0)%	$2,397	$(3,380)	(170.9)%

There were no new life and annuity contracts written during the quarter and six months ended June 30, 2012 or 2011. We have decided not to write any new life and annuity contracts for the foreseeable future. This decision does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.
Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is derived primarily from the spread between the actual rate of return on our investments and the interest expense related to the discount on our reserves. Income can also be impacted by changes in estimated and actual claims, premiums, expenses and persistency of the underlying policies.
For periods prior to January 1, 2012, we allocated a portion of our net investment income from fixed maturities investments as well as a portion of our realized and unrealized gains/losses from hedge fund investments to this segment. Effective from January 1, 2012, only net investment income from fixed maturities investments is allocated to this segment. Due to our strategic decision to cease writing new life reinsurance business, our level of claims and policy benefits expense is relatively stable and predictable. Similarly, fixed maturity investments provides a more stable and predictable level of investment income compared to hedge fund returns, resulting in a better match with our claims and policy benefits expense stream.
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

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	% change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Net investment income	$54,729	$59,665	(8.3)%	$113,407	$117,431	(3.4)%
Net realized and unrealized gains (losses) on investments	$13,481	$(5,774)	n/m	$38,974	$(24,592)	n/m
Net impairment losses recognized in earnings	$(570)	$(353)	61.5%	$(5,939)	$(1,382)	329.7%
Average annualized yield on cash and fixed maturities	2.92%	3.11%		3.02%	3.12%

Net investment income. Net investment income for the quarter and six months ended June 30, 2012 decreased compared to the respective prior year periods. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio. In addition, the average amortized cost of our fixed maturity portfolio, including cash, has decreased for the current year periods compared to the prior year periods, resulting in a lower investment base.

Net realized and unrealized gains (losses) on investment include the following:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Expressed in thousands of U.S. Dollars)
(Decrease) increase in fair value of hedge funds	$(2,894)	$(1,879)	$785	$1,288
(Decrease) increase in fair value of derivatives	(1,130)	(3,834)	6,567	(3,160)
Decrease in fair value of catastrophe bonds	—	(251)	—	(25,641)
(Decrease) increase in fair value of structured deposit	(655)	(1,284)	(290)	50
Income (loss) from equity method investments	5,583	(12)	10,510	(157)
Increase (decrease) in fair value of other investments	904	(7,260)	17,572	(27,620)
Net realized gains on available for sale securities	11,990	54	19,749	3,423
Net realized and unrealized gains (losses) on trading securities	587	1,432	1,653	(395)
Net realized and unrealized gains (losses) on investments	$13,481	$(5,774)	$38,974	$(24,592)

Change in fair value of other investments. Our investments in hedge funds comprises the majority of other investments. The decrease in fair value of the hedge fund portfolio was $2.9 million, or a negative 0.91% rate of return, for the quarter ended June 30, 2012, compared to a decrease of $1.9 million, or a negative 0.45% rate of return, for the quarter ended June 30, 2011. The increase in fair value of the hedge fund portfolio was $0.8 million, or a 0.41% rate of return for the six months ended June 30, 2012 compared to $1.3 million, or a 0.53% rate of return for the six months ended June 30, 2011. The rate of return of 0.41% for the six months ended June 30, 2012 compares to the HFRI Fund of Funds Composite Index returning 1.09% over the same period, which we believe is our most relevant benchmark.
The allocation of invested assets to our hedge fund portfolio as of June 30, 2012 was 3.2%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.
The fair value of derivatives decreased by $1.1 million and increased by $6.6 million for the quarter and six months ended June 30, 2012, respectively, compared to decreases in fair value of $3.8 million and $3.2 million for the quarter and six months ended June 30, 2011, respectively. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The majority of the loss for the quarter and the gain for the six months ended June 30, 2012 resulted from interest rate swap positions taken as part of a total return strategy followed by a portion of our investment portfolio.
The decrease in fair value of the catastrophe bonds during the six months ended June 30, 2011, principally was due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan. During the second quarter of 2011, we disposed of all catastrophe bond holdings.
As of June 30, 2012, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit decreased by $0.7 million and $0.3 million, respectively, during the quarter and six months ended June 30, 2012 due to a decrease in the reference index.
Income from equity method investments for the quarter and six months ended June 30, 2012 principally comprised our equity share of net income from New Point IV.
Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.

Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not generally intended to generate significant realized gains and losses as more fully discussed below in the Financial Condition section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income.
Net realized and unrealized gains on our fixed maturities portfolios for the quarter and six months ended June 30, 2012 were $12.6 million and $21.4 million, respectively, compared to gains of $1.5 million and $3.0 million for the quarter and six months ended June 30, 2011, respectively. Most of the realized gains in the current quarter related to sales of longer duration securities, taking advantage of gains caused by declining long term interest rates and at the same time reducing our exposure to longer duration securities.
Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings of $0.6 million and $5.9 million for the quarter and six months ended June 30, 2012, respectively, and $0.4 million and $1.4 million for the quarter and six months ended June 30, 2011, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. Of the $0.6 million of impairment losses during the quarter ended June 30, 2012, only $0.2 million were due to estimated credit losses. The remainder was recognized as impairment losses due to our decision to sell our holdings of convertible bond securities prior to any recovery in value. Most of our convertible bond portfolio was sold in April 2012 for a net realized gain. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition
Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,886.0 million as of June 30, 2012 compared to $7,814.7 million as of December 31, 2011, an increase of 0.9%. The modest increase in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, the increase in fair value of our available for sale portfolio offset by payments for share repurchases and dividends.
We hold an available for sale portfolio, a trading portfolio and a held to maturity portfolio of fixed maturities securities. In an effort to match the expected cash flow requirements of our long-term liabilities, we invest a portion of our fixed maturity investments in longer duration securities. Because we intend to hold a number of these longer duration securities to maturity, we classify these securities as held to maturity in our consolidated balance sheet. This held to maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.
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
Our fixed maturity portfolio comprises high quality, liquid securities. As of June 30, 2012, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of June 30, 2012.
We performed a review of securities in an unrealized loss position as of June 30, 2012 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to credit losses in mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary.
We continue to monitor the ongoing uncertainty over the financial health of certain European governments and corporate institutions and our exposure to the credit risk of investments in these entities. As of June 30, 2012, we held European government securities with a fair value of $750.4 million, distributed as follows:

	As of June 30, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
France	$266,621	35.5%
Germany	256,424	34.2%
Netherlands	146,068	19.5%
United Kingdom	44,971	6.0%
Belgium	20,579	2.7%
Norway	7,075	0.9%
Denmark	4,253	0.6%
All others	4,401	0.6%
European government holdings	$750,392	100.0%
As of June 30, 2012, we held no government securities issued by Greece, Ireland, Italy, Portugal or Spain.

As of June 30, 2012, we held corporate securities issued by European institutions with a fair value of $744.3 million. The distribution by country was as follows:

	As of June 30, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
United Kingdom	$96,898	29,384	98,154	224,436
Netherlands	42,027	9,045	50,978	102,050
Germany	84,557	—	11,359	95,916
France	37,999	—	50,401	88,400
Supranational	72,269	—	—	72,269
Switzerland	61,979	—	2,038	64,017
Sweden	19,309	3,994	—	23,303
Norway	16,392	—	20,253	36,645
Ireland	1,104	9,369	4,984	15,457
Luxembourg	—	—	11,950	11,950
Denmark	5,020	—	—	5,020
New Zealand	—	—	4,363	4,363
Spain	—	—	509	509
European corporate holdings	$437,554	51,792	254,989	744,335
The distribution by investment rating (provided by major rating agencies) was as follows:

	As of June 30, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
AAA	$250,192	29,420	402	280,014
AA	46,168	8,885	48,214	103,267
A	123,667	12,993	175,584	312,244
BBB	11,432	—	17,536	28,968
BB	4,429	494	7,747	12,670
B	1,666	—	5,506	7,172
European corporate holdings	$437,554	51,792	254,989	744,335

As of June 30, 2012, we held securities issued by European banking institutions with a fair value of $437.6 million, distributed as follows:

	As of June 30, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
European Investment Bank	$67,735	15.5%
KFW	58,980	13.5%
Credit Suisse Group	36,410	8.3%
Barclays plc	29,076	6.6%
UBS AG	28,097	6.4%
Lloyds Banking Group plc	27,689	6.3%
BNP Paribas SA	18,304	4.2%
HSBC Holdings plc	17,895	4.1%
Cooperatieve Central Raiffeisen-Voerenlee	16,289	3.7%
All other	137,079	31.4%
European banking institution holdings	$437,554	100.0%
All of our European government and corporate holdings are included within our review procedures for other-than-temporary impairments.
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
We are able to redeem the hedge fund portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. The timing of the redemption maybe be impacted if the funds in which we invest have a lock up period (this refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem), a gate imposed (where the fund has denied or delayed a redemption in order to allow the execution of an orderly redemption process) or the fund has invested a portion of their assets in illiquid securities, such as private equity and convertible debt, through a side pocket. The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of June 30, 2012, we estimate that over 72.0% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available.
Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from June 30, 2012 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of June 30, 2012
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$60,549	24.0%
Between 91 to 180 days	22,968	9.1%
Between 181 to 365 days	97,728	38.8%
Greater than 365 days	70,914	28.1%
Total hedge funds	$252,159	100.0%
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
Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,083.8 million as of June 30, 2012 compared to $1,068.1 million as of December 31, 2011, an increase of 1.5%. This increase resulted principally from additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the six months ended June 30, 2012.
Losses recoverable from reinsurers on property and casualty business were $1,051.2 million and $1,034.9 million as of June 30, 2012 and December 31, 2011, respectively. Benefits recoverable from reinsurers on life and annuity business were $32.6 million and $33.2 million as of June 30, 2012 and December 31, 2011, respectively.
As of June 30, 2012, 86.7% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company, 7.7% were rated “A-” and the remaining 5.6% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 3.2% of our losses and benefits recoverable as of June 30, 2012. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 137.6% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 70.2% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of June 30, 2012, 97.1% of our losses and benefits recoverable were not due for payment.
Liabilities for property and casualty losses. Property and casualty losses totaled $4,308.3 million as of June 30, 2012 compared to $4,216.5 million as of December 31, 2011, an increase of 2.2%. During the six months ended June 30, 2012, we incurred gross losses of $500.3 million and we paid $408.3 million in property and casualty losses. Included in gross losses was gross favorable development on prior year reserves of $79.0 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $325.1 million in property and casualty losses during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011 our gross property and casualty loss reserves by type and by segment were as follows:

	As of June 30, 2012			As of December 31, 2011
	Case	IBNR	Total	Case	IBNR	Total
	(Expressed in thousands of U.S. Dollars)
Global Insurance
Casualty	$347,306	$803,126	$1,150,432	$314,812	$822,820	$1,137,632
Property	92,357	54,127	146,484	104,644	43,707	148,351
	439,663	857,253	1,296,916	419,456	866,527	1,285,983

U.S. Insurance
Casualty	104,258	215,869	320,127	87,089	190,437	277,526
Property	24,243	49,511	73,754	41,614	37,926	79,540
	128,501	265,380	393,881	128,703	228,363	357,066

Reinsurance
Casualty	465,593	987,728	1,453,321	523,074	1,130,029	1,653,103
Property	308,482	332,223	640,705	245,691	189,469	435,160
	774,075	1,319,951	2,094,026	768,765	1,319,498	2,088,263

Alterra at Lloyd's
Casualty	41,663	198,869	240,532	43,169	166,508	209,677
Property	100,515	126,735	227,250	116,427	124,939	241,366
	142,178	325,604	467,782	159,596	291,447	451,043

Latin America
Casualty	1,351	8,206	9,557	720	5,714	6,434
Property	27,392	18,762	46,154	13,896	13,853	27,749
	28,743	26,968	55,711	14,616	19,567	34,183

Total	$1,513,160	$2,795,156	$4,308,316	$1,491,136	$2,725,402	$4,216,538

Casualty	$960,171	$2,213,798	$3,173,969	$968,864	$2,315,508	$3,284,372
Property	552,989	581,358	1,134,347	522,272	409,894	932,166
Total	$1,513,160	$2,795,156	$4,308,316	$1,491,136	$2,725,402	$4,216,538
In the above table, the following lines of business are included within property: agriculture, aviation, marine & energy, property and other. The following lines of business are included within casualty: accident & health, auto, credit, excess liability, financial institutions, general casualty, international casualty, medical malpractice, professional liability surety, whole account and workers compensation.
The liability for property and casualty losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. The reserves are estimated on an undiscounted basis. Case reserves are reserves established for individual claims. IBNR represents incurred but not reported reserves. We utilize a variety of standard actuarial methods to estimate our reserves. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. We review our estimate of reserves on a quarterly basis and consider all significant facts and circumstances then known. New reported loss information from clients or insureds is the principal contributor to adjustments to our loss reserve estimates. These adjustments are recognized in the period in which they are determined, and therefore can impact that period's results either favorably (when reserve estimates established in prior periods prove to be redundant) or unfavorably (when reserve estimates established in prior periods prove to be deficient).
Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,148.3 million at June 30, 2012 compared to $1,190.7 million as of December 31, 2011. The decrease was principally attributable to movements in foreign exchange rates. We endeavor to match these liabilities with assets of similar currency and duration in order to limit the net impact to shareholders’ equity of movements in foreign exchange rates. In addition, we paid $50.8 million of benefit payments during the six months ended June 30, 2012.
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the senior notes outstanding as of June 30, 2012 was $90.6 million.
Shareholders’ equity. Our shareholders’ equity increased to $2,851.7 million as of June 30, 2012 from $2,809.2 million as of December 31, 2011, an increase of 1.5%, principally due to net income of $158.0 million, partially offset by the repurchase of $136.9 million of common shares and warrants and the declaration of dividends of $27.8 million in the six months ended June 30, 2012. In addition, we recorded an increase in accumulated other comprehensive income of $35.3 million, principally from an increase in net unrealized gains on investments.
Liquidity. We generated $165.4 million of cash from operations during the six months ended June 30, 2012 compared to $148.7 million for the six months ended June 30, 2011. The principal factors that impact our operating cash flow are premium collections and payments, and the timing of loss and benefit payments and recoveries.
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
While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $250.0 million using our current credit facilities, subject to certain conditions. Our largest credit facility, a $1,100.0 million four-year secured facility, expires in December 2015. Our cash and cash equivalents balance was $764.0 million as of June 30, 2012. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of June 30, 2012. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.
As a holding company, Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of June 30, 2012, Alterra Bermuda met all minimum solvency and liquidity requirements.
In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of June 30, 2012, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available, subject to certain conditions. On that date, we had $585.7 million in letters of credit outstanding under these facilities. We also had a British pound sterling, or GBP, denominated letter of credit facility of GBP 30.0 million ($47.1 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($26.3 million) was utilized as of June 30, 2012. Each of our credit facilities requires that we comply with certain financial covenants, which may include covenants related to maximum debt to capital ratio, minimum consolidated tangible net worth, minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of August 8, 2012.
As of June 30, 2012, we provided $276.4 million in Funds at Lloyds. These amounts are not available for distribution for the payment of dividends. Our Funds at Lloyd’s commitments are met using cash and fixed maturity securities. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.
Capital resources. As of June 30, 2012, total shareholders’ equity was $2,851.7 million compared to $2,809.2 million as of December 31, 2011, an increase of 1.5%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the U.S. Securities and Exchange Commission (“SEC”) that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. The net proceeds of the offering were used to repay a $200.0 million revolving bank loan outstanding under a prior credit facility, with the remainder used for general corporate purposes. In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of June 30, 2012. The senior notes are guaranteed by Alterra.
We believe that we have sufficient capital to meet our foreseeable financial obligations.
We may repurchase our securities from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended June 30, 2012, we repurchased 3,870,719 common shares for $88.0 million. As of June 30, 2012, the aggregate amount available under our Board approved share repurchase plan was $123.0 million.
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
As of June 30, 2012, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s reinsurance and insurance subsidiaries	A (excellent) (1)	A (strong) (1)	A3 (2)	A (1)
Outlook on financial strength rating	Stable (1)	Stable (1)	Stable (2)	Stable (1)
Lloyd’s financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Europe, Alterra Re USA, Alterra America and Alterra E&S.

(2)	Applicable to Alterra Bermuda.
On June 5, 2012, we paid a dividend to shareholders of $0.14 per share for an aggregate amount of $27.8 million. On August 7, 2012, our Board of Directors declared a dividend of $0.16 per share for an estimated aggregate amount of $15.6 million payable to shareholders on September 4, 2012. Future cash dividends are at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

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

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Expressed in thousands of U.S. Dollars, except share and per share amounts)
Net income (loss)	$78,940	$32,635	$157,964	$(14,052)
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax (a)	(9,987)	4,711	(21,267)	27,313
Net foreign exchange losses (gains), net of tax	7	2,212	(14)	1,572
Net operating income	$68,960	$39,558	$136,683	$14,833

Net income (loss) per diluted share	$0.77	$0.30	$1.54	$(0.13)
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax	(0.10)	0.04	(0.21)	0.26
Net foreign exchange losses (gains), net of tax	—	0.02	—	0.01
Net operating income per diluted share	$0.68	$0.37	$1.33	$0.14

Weighted average common shares outstanding - basic	99,563,474	105,604,786	100,283,266	106,385,007
Weighted average common shares outstanding - diluted	101,957,882	107,111,909	102,556,070	106,385,007

Annualized net income (loss)	$315,760	$130,540	$315,928	$(28,104)
Annualized net operating income	$275,840	$158,232	$273,366	$29,666

Average shareholders’ equity (b)	$2,851,499	$2,758,200	$2,840,874	$2,789,435

Annualized return on average shareholders’ equity	11.1%	4.7%	11.1%	(1.0)%
Annualized net operating return on average shareholders’ equity	9.7%	5.7%	9.6%	1.1%
Per share totals may not add due to rounding.

(a)
Net realized and unrealized (gains) losses on investments not included in operating income includes realized and unrealized (gains) losses on trading securities, realized (gains) losses on available for sale securities, net impairment losses recognized in earnings, earnings from equity method investments in run-off, and changes in fair value of investment derivatives, catastrophe bonds and structured deposits.

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
As of June 30, 2012, 96.4% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of June 30, 2012, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, generally must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Our guidelines permit three of our investment managers (managing approximately 2.3% of our invested assets by fair value as of June 30, 2012) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of June 30, 2012, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.5%, or approximately $311.1 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 4.9%, or approximately $339.4 million.
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
As of June 30, 2012, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.8%, or approximately $4.6 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.8%, or approximately $4.6 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of June 30, 2012, our hedge fund portfolio’s VaR was estimated to be 11.0% at the 99.0% level of confidence and with a three-month time horizon.

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
As of June 30, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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
Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended June 30, 2012.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings
Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. The first of these cases was filed on April 4, 2006 by New Cingular Wireless Headquarter LLC and 16 other corporations, which we refer to as the "New Cingular Plaintiffs". The complaint asserts statutory claims under the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organization Act, the antitrust laws of several states, as well as common law claims alleging breach of fiduciary duty and fraud. On October 16, 2006, the Judicial Panel on Multidistrict Litigation transferred the case to the U.S. District Court for the District of New Jersey for pretrial proceedings on a consolidated basis with other lawsuits raising smaller claims. The second action was filed on October 12, 2007 by Sears, Roebuck & Co. and two affiliated corporations, which we refer to as the "Sears Plaintiffs". The complaint in this suit charges Alterra Bermuda and certain other insurance company defendants with violations of the antitrust and consumer fraud laws of Georgia and other states and common law claims of inducement of breach of fiduciary duties, tortuous interference with contract, unjust enrichment and aiding and abetting fraud. The Judicial Panel on Multidistrict Litigation transferred this case to the U.S. District Court for the District of New Jersey for consolidated pretrial proceedings in November 2007. The two lawsuits were stayed for more than four years while the court addressed issues in related cases in which Alterra Bermuda was not a party. In October 2011, the District Court lifted the stay and allowed the two cases against Alterra Bermuda to proceed. On May 23, 2012, both the New Cingular Plaintiffs and the Sears Plaintiffs filed amended complaints. On August 1, 2012, Alterra Bermuda entered into a settlement and release agreement with the New Cingular Plaintiffs and the Sears Plaintiffs pursuant to which both the New Cingular Plaintiffs and the Sears Plaintiffs agreed to dismiss, with prejudice, all of their claims against the Company in exchange for an aggregate payment by Alterra Bermuda of $225,000 to the New Cingular Plaintiffs and the Sears Plaintiffs.

ITEM 1A. Risk Factors
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2011 Annual Report on Form 10-K filed on February 24, 2012. There were no material changes from these risk factors during the three months ended June 30, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchase our shares from time to time through the open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended June 30, 2012, we repurchased 3,870,719 common shares for $88.0 million. As of June 30, 2012, the aggregate amount available under our Board-approved repurchase plan was $123.0 million.
The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(April 1, 2012 to April 30, 2012)	127,500	$23.24	127,500	$ 202.8 million
(May 1, 2012 to May 31, 2012)	1,279,836	$23.03	1,052,100	$ 178.6 million
(June 1, 2012 to June 30, 2012)	2,463,383	$22.56	2,459,500	$ 123.0 million	(3)
Total (April 1, 2012 to June 30, 2012) (1)(2)	3,870,719	$22.74	3,639,100	$ 123.0 million	(3)

(1)
On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on August 7, 2012 when our Board of Directors authorized an additional $100.0 million in repurchases.

(2)
During the three months ended June 30, 2012, we purchased 231,619 of our common shares in connection with our employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(3)
During June 2012, we purchased 27,115 warrants from employees, which are not reflected in this table. These purchases reduced the dollar value of shares that may be purchased under publicly announced plans or programs by $0.1 million.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description

4.1
Alterra Capital Holdings Limited Employee Stock Purchase Plan for Non-U.S. Taxpayers (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2012).

4.2
Alterra Capital Holdings Limited Employee Stock Purchase Plan for U.S. Taxpayers (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2012).

10.1	Form of Performance Award Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.2	Form of Performance Award Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.3
Form of Performance Award Agreement for employees in the United Kingdom under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2012).

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

101
The following information from Alterra Capital Holdings Limited's Quarterly Report on Form 10-Q for the six months ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Interim Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	August 8, 2012

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	August 8, 2012

/s/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	August 8, 2012