Form 10-Q
period 2012-09-30
ALTERRA CAPITAL HOLDINGS Ltd
filed 2012-11-09
CIK 1141719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding as of November 6, 2012 was 95,980,978.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I —FINANCIAL INFORMATION
ITEM 1. Financial Statements
ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$405,809	$469,477
Fixed maturities, trading, at fair value (amortized cost: 2012—$368,296; 2011—$226,716)	376,498	229,206
Fixed maturities, available for sale, at fair value (amortized cost: 2012—$5,413,866; 2011—$5,290,124)	5,728,640	5,501,925
Fixed maturities, held to maturity, at amortized cost (fair value: 2012—$1,032,100; 2011—$1,011,493)	837,348	874,259
Other investments	376,870	286,515
Restricted cash and cash equivalents	245,747	453,367
Accrued interest income	65,236	71,322
Premiums receivable	872,948	715,154
Losses and benefits recoverable from reinsurers	1,149,684	1,068,119
Deferred acquisition costs	166,128	145,850
Prepaid reinsurance premiums	303,171	212,238
Trades pending settlement	77,802	22,887
Goodwill and intangible assets	55,371	56,111
Other assets	72,758	79,417
Total assets	$10,734,010	$10,185,847
LIABILITIES
Property and casualty losses	$4,460,045	$4,216,538
Life and annuity benefits	1,148,317	1,190,697
Deposit liabilities	139,518	151,035
Funds withheld from reinsurers	93,190	112,469
Unearned property and casualty premiums	1,192,203	1,020,639
Reinsurance balances payable	214,202	134,354
Accounts payable and accrued expenses	93,810	110,380
Trades pending settlement	29,022	—
Senior notes	440,527	440,500
Total liabilities	7,810,834	7,376,612
SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 95,985,461 (2011—102,101,950) shares issued and outstanding	95,985	102,102
Additional paid-in capital	1,715,748	1,847,034
Accumulated other comprehensive income	265,232	166,957
Retained earnings	846,211	693,142
Total shareholders’ equity	2,923,176	2,809,235
Total liabilities and shareholders’ equity	$10,734,010	$10,185,847
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Gross premiums written	$386,228	$386,328	$1,614,415	$1,578,083
Reinsurance premiums ceded	(123,477)	(90,891)	(537,818)	(364,874)
Net premiums written	$262,751	$295,437	$1,076,597	$1,213,209
Earned premiums	$483,222	$452,931	$1,457,928	$1,385,201
Earned premiums ceded	(150,584)	(105,889)	(436,337)	(309,331)
Net premiums earned	332,638	347,042	1,021,591	1,075,870
Net investment income	53,518	60,335	166,925	177,766
Net realized and unrealized gains (losses) on investments	20,436	(7,972)	59,410	(32,564)
Total other-than-temporary impairment losses	(522)	(692)	(6,409)	(2,003)
Portion of loss recognized in other comprehensive income, before taxes	(70)	(169)	(122)	(240)
Net impairment losses recognized in earnings	(592)	(861)	(6,531)	(2,243)
Other income	1,586	1,473	8,876	3,379
Total revenues	407,586	400,017	1,250,271	1,222,208
LOSSES AND EXPENSES
Net losses and loss expenses	228,529	198,521	631,322	714,060
Claims and policy benefits	11,838	14,538	38,576	44,818
Acquisition costs	61,923	61,434	183,818	196,722
Interest expense	9,026	11,303	27,289	30,392
Net foreign exchange (gains) losses	(82)	(147)	(89)	2,065
General and administrative expenses	57,515	61,555	176,374	202,417
Total losses and expenses	368,749	347,204	1,057,290	1,190,474
INCOME BEFORE TAXES	38,837	52,813	192,981	31,734
Income tax expense (benefit)	1,185	4,427	(2,635)	(2,600)
NET INCOME	37,652	48,386	195,616	34,334
Other comprehensive income
Holding gains on available for sale securities arising in period, net of tax	57,314	66,329	117,251	97,610
Net realized gains on available for sale securities included in net income, net of tax	(3,083)	(4,958)	(22,809)	(8,076)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	70	169	122	240
Foreign currency translation adjustment	8,702	(20,733)	3,711	(15,695)
Other comprehensive income	63,003	40,807	98,275	74,079
COMPREHENSIVE INCOME	$100,655	$89,193	$293,891	$108,413
Net income per share	$0.39	$0.46	$1.98	$0.32
Net income per diluted share	$0.38	$0.46	$1.93	$0.32
Weighted average common shares outstanding—basic	95,791,466	104,830,300	98,785,999	105,866,771
Weighted average common shares outstanding—diluted	98,610,267	105,665,282	101,252,927	107,092,882

See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2012	2011
Common shares
Balance, beginning of period	$102,102	$110,963
Issuance of common shares, net	765	1,384
Repurchase of shares	(6,882)	(8,023)
Balance, end of period	95,985	104,324
Additional paid-in capital
Balance, beginning of period	1,847,034	2,026,045
Issuance of common shares, net	2,483	632
Stock based compensation expense	18,005	28,014
Repurchase of shares	(151,774)	(163,928)
Balance, end of period	1,715,748	1,890,763
Accumulated other comprehensive income
Unrealized holdings gains:
Balance, beginning of period	204,301	118,197
Holding gains on available for sale fixed maturities arising in period, net of tax	117,251	97,610
Net realized gains on available for sale securities included in net income, net of tax	(22,809)	(8,076)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	122	240
Balance, end of period	298,865	207,971
Cumulative foreign currency translation adjustment:
Balance, beginning of period	(37,344)	(19,251)
Foreign currency translation adjustment	3,711	(15,695)
Balance, end of period	(33,633)	(34,946)
Total accumulated other comprehensive income, end of period	265,232	173,025
Retained earnings
Balance, beginning of period	693,142	682,316
Net income	195,616	34,334
Dividends	(42,547)	(40,024)
Balance, end of period	846,211	676,626
Total shareholders’ equity	$2,923,176	$2,844,738
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$195,616	$34,334
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	18,005	28,014
Amortization of premium on fixed maturities	23,282	15,383
Accretion of deposit liabilities	2,430	4,245
Net realized and unrealized (gains) losses on investments	(59,410)	32,564
Net impairment losses recognized in earnings	6,531	2,243
Changes in:
Accrued interest income	6,127	4,370
Premiums receivable	(154,967)	(188,751)
Losses and benefits recoverable from reinsurers	(77,861)	(123,268)
Deferred acquisition costs	(19,764)	(54,495)
Prepaid reinsurance premiums	(90,053)	(65,156)
Other assets	(513)	5,652
Property and casualty losses	231,665	293,119
Life and annuity benefits	(35,517)	(47,023)
Funds withheld from reinsurers	(19,279)	3,524
Unearned property and casualty premiums	168,203	244,206
Reinsurance balances payable	79,739	75,643
Accounts payable and accrued expenses	(16,996)	10,871
Cash provided by operating activities	257,238	275,475
INVESTING ACTIVITIES
Purchases of available for sale securities	(1,701,243)	(1,929,474)
Sales of available for sale securities	754,150	1,126,984
Redemptions/maturities of available for sale securities	852,480	660,245
Purchases of trading securities	(358,770)	(50,971)
Sales of trading securities	194,355	24,563
Redemptions/maturities of trading securities	27,219	44,231
Purchases of held to maturity securities	—	(2,580)
Redemptions/maturities of held to maturity securities	28,667	18,251
Net (purchases) sales of other investments	(121,706)	27,353
Dividends from equity method investments	8,694	—
Change in restricted cash and cash equivalents	207,620	(98,165)
Cash used in investing activities	(108,534)	(179,563)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	3,248	2,016
Repurchase of common shares	(158,656)	(171,951)
Dividends paid	(42,317)	(39,894)
Additions to deposit liabilities	8,725	334
Payments of deposit liabilities	(22,672)	(5,056)
Cash used in financing activities	(211,672)	(214,551)
Effect of exchange rate changes on foreign currency cash and cash equivalents	(700)	(15,157)
Net decrease in cash and cash equivalents	(63,668)	(133,796)
Cash and cash equivalents, beginning of period	469,477	561,694
CASH AND CASH EQUIVALENTS, END OF PERIOD	$405,809	$427,898
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid totaled $25,138 and $25,320 for the nine months ended September 30, 2012 and 2011, respectively.
Income taxes paid totaled $7,013 and $172 for the nine months ended September 30, 2012 and 2011, respectively.
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
The Company’s Lloyd’s operations are conducted by Alterra at Lloyd’s through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, with locations in Dublin and Zurich. The Company’s proportionate share of Syndicates 1400, 2525 and 2526 are 100%, approximately 2% and approximately 20%, respectively.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Accounting Standards Update ("ASU") 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in guidance from the Financial Accounting Standards Board ("FASB"). ASU 2010-26 modifies the existing guidance to require that only costs associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 was effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. This standard did not have any impact on the Company’s interim consolidated financial statements.

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

ASU 2011-05, Comprehensive Income (220)—Presentation of Comprehensive Income
ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 also requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods on or after December 15, 2011 with early adoption permitted. The requirement to present reclassification adjustments on the face of the financial statements has been deferred and no effective date has been determined. The Company has reflected the disclosure requirements effective for the current period in its interim consolidated financial statements and they did not have a material impact on the Company’s interim consolidated financial statements.

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

ASU 2012-02, Intangibles—Goodwill and Other (350)—Testing Indefinite-Lived Intangible Assets for Impairment
ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s interim or annual consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. SEGMENT INFORMATION
The Company monitors the performance of its underwriting operations in five segments: global insurance, U.S. insurance, reinsurance, Alterra at Lloyd's, and life and annuity reinsurance.
Effective January 1, 2012, the Company redefined certain of its operating and reporting segments. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment, has been reclassified to the U.S. insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is the Company's principal insurance underwriting platform for retail distribution in the United States. Reinsurance business written for clients in Latin America through the Company's offices in Rio de Janeiro, Bogotà and Buenos Aires was reclassified from the reinsurance and Alterra at Lloyd's segments into a new Latin America segment.
Effective July 1, 2012, the Company redefined its reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. The Company's Latin America business will now be combined with and reported as part of the reinsurance segment.
The changes in reporting segments reflect changes in the Company's monitoring of its underwriting operations and information regularly reviewed by the Company's senior management. Segment disclosures for comparative periods have been re-presented to reflect this change.

Global Insurance Segment
The Company’s global insurance segment offers property and casualty excess of loss insurance from its offices in Bermuda, Dublin and London primarily to U.S. and international Fortune 1000 companies. Insurance offered from the Company’s U.S. offices is included within the U.S. insurance segment. Principal lines of business for this segment include aviation, excess liability, professional liability and property.

U.S. Insurance Segment
The Company’s U.S. insurance segment offers property and casualty insurance coverage from its offices in the United States primarily to Fortune 3000 companies. Principal lines of business for this segment include general/excess liability, marine, professional liability and property.

Reinsurance Segment
The Company’s reinsurance segment offers property and casualty quota share and excess of loss reinsurance from its offices in Bermuda, Bogotà, Buenos Aires, Dublin, London, Rio de Janeiro and the United States to insurance and reinsurance companies worldwide. Principal lines of business for this segment include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

Alterra at Lloyd’s Segment
The Company’s Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from its offices in London, Dublin and Zurich, primarily to medium-to large-sized international clients. Principal lines of business for this segment include accident & health, agriculture, aviation, financial institutions, international casualty, marine, professional liability and property.

Life and Annuity Reinsurance Segment
The Company’s life and annuity reinsurance segment previously offered reinsurance products that focused on blocks of life and annuity business, which took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. In 2010 the Company determined not to write any new life and annuity contracts in the foreseeable future.

Corporate
The Company also has a corporate function that includes the Company’s investment and financing activities.
Invested assets are managed on an aggregated basis, and investment income and realized and unrealized gains on investments are not allocated to the property and casualty segments. Because of the longer duration of liabilities

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Operations by Segment
Management monitors the performance of all segments, other than life and annuity reinsurance, on the basis of underwriting income, loss ratio, acquisition cost ratio, general and administrative expense ratio and combined ratio, along with other metrics. Management monitors the performance of the life and annuity reinsurance segment on the basis of income before taxes for the segment, which includes revenue from net premiums earned and allocated net investment income, and expenses from claims and policy benefits, acquisition costs and general and administrative expenses.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of operations by segment for the three and nine months ended September 30, 2012 and 2011 follows:
(Expressed in thousands of U.S. Dollars)

	Three Months Ended September 30, 2012
	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$81,627	$88,006	$172,796	$43,074	$385,503	$725	$—	$386,228
Reinsurance premiums ceded	(44,157)	(40,083)	(30,318)	(8,835)	(123,393)	(84)	—	(123,477)
Net premiums written	$37,470	$47,923	$142,478	$34,239	$262,110	$641	$—	$262,751

Earned premiums	$92,526	$100,187	$223,231	$66,553	$482,497	$725	$—	$483,222
Earned premiums ceded	(48,392)	(52,222)	(36,446)	(13,440)	(150,500)	(84)	—	(150,584)
Net premiums earned	44,134	47,965	186,785	53,113	331,997	641	—	332,638

Net losses and loss expenses	(31,631)	(46,489)	(98,067)	(52,342)	(228,529)	—	—	(228,529)
Claims and policy benefits	—	—	—	—	—	(11,838)	—	(11,838)
Acquisition costs	(124)	(4,404)	(47,159)	(10,104)	(61,791)	(132)	—	(61,923)
General and administrative expenses	(6,328)	(11,337)	(16,259)	(7,342)	(41,266)	(74)	—	(41,340)
Other income	—	—	1,560	1	1,561	—	—	1,561
Underwriting income (loss)	$6,051	$(14,265)	$26,860	$(16,674)	$1,972	n/a	—	n/a
Net investment income						13,224	40,294	53,518
Net realized and unrealized gains on investments							20,436	20,436
Net impairment losses recognized in earnings							(592)	(592)
Corporate other income							25	25
Interest expense							(9,026)	(9,026)
Net foreign exchange gains							82	82
Corporate general and administrative expenses							(16,175)	(16,175)
Income before taxes						$1,821	$35,044	$38,837
Loss ratio (b)	71.7%	96.9%	52.5%	98.5%	68.8%
Acquisition cost ratio (c)	0.3%	9.2%	25.2%	19.0%	18.6%
General and administrative expense ratio (d)	14.3%	23.6%	8.7%	13.8%	12.4%
Combined ratio (e)	86.3%	129.7%	86.5%	131.4%	99.9%

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2012
	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$273,674	$304,474	$772,823	$261,225	$1,612,196	$2,219	$—	$1,614,415
Reinsurance premiums ceded	(140,632)	(162,101)	(160,335)	(74,493)	(537,561)	(257)	—	(537,818)
Net premiums written	$133,042	$142,373	$612,488	$186,732	$1,074,635	$1,962	$—	$1,076,597

Earned premiums	$279,432	$296,728	$670,767	$208,782	$1,455,709	$2,219	$—	$1,457,928
Earned premiums ceded	(140,892)	(137,168)	(101,423)	(56,597)	(436,080)	(257)	—	(436,337)
Net premiums earned	138,540	159,560	569,344	152,185	1,019,629	1,962	—	1,021,591

Net losses and loss expenses	(72,437)	(121,386)	(313,452)	(124,047)	(631,322)	—	—	(631,322)
Claims and policy benefits	—	—	—	—	—	(38,576)	—	(38,576)
Acquisition costs	(422)	(18,269)	(137,739)	(26,981)	(183,411)	(407)	—	(183,818)
General and administrative expenses	(19,722)	(35,809)	(52,631)	(24,293)	(132,455)	(227)	—	(132,682)
Other income	816	81	7,896	8	8,801	—	—	8,801
Underwriting income (loss)	$46,775	$(15,823)	$73,418	$(23,128)	$81,242	n/a	—	n/a
Net investment income						41,466	125,459	166,925
Net realized and unrealized gains on investments							59,410	59,410
Net impairment losses recognized in earnings							(6,531)	(6,531)
Corporate other income							75	75
Interest expense							(27,289)	(27,289)
Net foreign exchange gains							89	89
Corporate general and administrative expenses							(43,692)	(43,692)
Income before taxes						$4,218	$107,521	$192,981
Loss ratio (b)	52.3%	76.1%	55.1%	81.5%	61.9%
Acquisition cost ratio (c)	0.3%	11.4%	24.2%	17.7%	18.0%
General and administrative expense ratio (d)	14.2%	22.4%	9.2%	16.0%	13.0%
Combined ratio (e)	66.8%	110.0%	88.5%	115.2%	92.9%
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30, 2011
	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$73,297	$84,858	$182,535	$44,816	$385,506	$822	$—	$386,328
Reinsurance premiums ceded	(37,625)	(30,579)	(15,874)	(6,723)	(90,801)	(90)	—	(90,891)
Net premiums written	$35,672	$54,279	$166,661	$38,093	$294,705	$732	$—	$295,437
Earned premiums	$93,467	$83,279	$224,829	$50,534	$452,109	$822	$—	$452,931
Earned premiums ceded	(48,456)	(28,004)	(18,489)	(10,850)	(105,799)	(90)	—	(105,889)
Net premiums earned	45,011	55,275	206,340	39,684	346,310	732	—	347,042
Net losses and loss expenses	(21,288)	(36,002)	(116,769)	(24,462)	(198,521)	—	—	(198,521)
Claims and policy benefits	—	—	—	—	—	(14,538)	—	(14,538)
Acquisition costs	748	(9,669)	(46,138)	(6,230)	(61,289)	(145)	—	(61,434)
General and administrative expenses	(6,699)	(10,228)	(18,901)	(8,007)	(43,835)	(145)	—	(43,980)
Other income	—	58	777	(27)	808	(8)	—	800
Underwriting income (loss)	$17,772	$(566)	$25,309	$958	$43,473	n/a	—	n/a
Net investment income						12,131	48,204	60,335
Net realized and unrealized losses on investments						(6,407)	(1,565)	(7,972)
Net impairment losses recognized in earnings							(861)	(861)
Corporate other income							673	673
Interest expense							(11,303)	(11,303)
Net foreign exchange gains							147	147
Corporate general and administrative expenses							(17,575)	(17,575)
(Loss) income before taxes						$(8,380)	$17,720	$52,813
Loss ratio (b)	47.3%	65.1%	56.6%	61.6%	57.3%
Acquisition cost ratio (c)	(1.7)%	17.5%	22.4%	15.7%	17.7%
General and administrative expense ratio (d)	14.9%	18.5%	9.2%	20.2%	12.7%
Combined ratio (e)	60.5%	101.1%	88.1%	97.5%	87.7%

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2011
	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$268,101	$272,417	$810,244	$225,134	$1,575,896	$2,187	$—	$1,578,083
Reinsurance premiums ceded	(131,282)	(97,123)	(81,438)	(54,820)	(364,663)	(211)	—	(364,874)
Net premiums written	$136,819	$175,294	$728,806	$170,314	$1,211,233	$1,976	$—	$1,213,209

Earned premiums	$273,010	$246,993	$691,196	$171,815	$1,383,014	$2,187	$—	$1,385,201
Earned premiums ceded	(132,521)	(79,640)	(50,989)	(45,970)	(309,120)	(211)	—	(309,331)
Net premiums earned	140,489	167,353	640,207	125,845	1,073,894	1,976	—	1,075,870

Net losses and loss expenses	(76,601)	(108,429)	(435,053)	(93,977)	(714,060)	—	—	(714,060)
Claims and policy benefits	—	—	—	—	—	(44,818)	—	(44,818)
Acquisition costs	1,601	(28,055)	(141,014)	(28,828)	(196,296)	(426)	—	(196,722)
General and administrative expenses	(21,425)	(32,872)	(68,329)	(24,033)	(146,659)	(581)	—	(147,240)
Other income	814	195	1,325	353	2,687	(31)	—	2,656
Underwriting income (loss)	$44,878	$(1,808)	$(2,864)	$(20,640)	$19,566	n/a	—	n/a
Net investment income						37,019	140,747	177,766
Net realized and unrealized losses on investments						(4,899)	(27,665)	(32,564)
Net impairment losses recognized in earnings							(2,243)	(2,243)
Corporate other income							723	723
Interest expense							(30,392)	(30,392)
Net foreign exchange losses							(2,065)	(2,065)
Corporate general and administrative expenses							(55,177)	(55,177)
(Loss) income before taxes						$(11,760)	$23,928	$31,734
Loss ratio (b)	54.5%	64.8%	68.0%	74.7%	66.5%
Acquisition cost ratio (c)	(1.1)%	16.8%	22.0%	22.9%	18.3%
General and administrative expense ratio (d)	15.3%	19.6%	10.7%	19.1%	13.7%
Combined ratio (e)	68.6%	101.2%	100.7%	116.7%	98.4%
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2012 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$1,182,077	$272,879	$157,240	$1,612,196
Reinsurance ceded	(352,309)	(135,035)	(50,217)	(537,561)
	$829,768	$137,844	$107,023	$1,074,635
Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the nine months ended September 30, 2011 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$1,139,120	$273,431	$163,345	$1,575,896
Reinsurance ceded	(250,110)	(88,946)	(25,607)	(364,663)
	$889,010	$184,485	$137,738	$1,211,233
The largest client in each of the nine months ended September 30, 2012 and 2011 accounted for 2.8% and 4.2% of the Company’s property and casualty gross premiums written, respectively.
All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the nine months ended September 30, 2012 and 2011 were from North America. There were no new life and annuity transactions written in the nine months ended September 30, 2012 and 2011.

4. BUSINESS COMBINATION
On May 12, 2010, Harbor Point Limited (“Harbor Point”) amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra (the “Amalgamation”). The Amalgamation was accounted for as a business combination, with Alterra the accounting acquirer. The Company recorded the acquired assets and liabilities of Harbor Point at their fair values.
The net loss reserves acquired included an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount is being amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the three and nine months ended September 30, 2012 , $4.2 million and $15.8 million, respectively, was amortized. For the three and nine months ended September 30, 2011, $6.2 million and $18.5 million, respectively, was amortized. As of September 30, 2012, the unamortized balance of this fair value adjustment was $36.2 million.
The net unearned premiums acquired included a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount is being amortized to acquisition costs in the consolidated statements of operations and comprehensive income over two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the three and nine months ended September 30, 2012, $3.4 million and $11.8 million, respectively, was amortized. For the three and nine months ended September 30, 2011, $9.8 million and $37.8 million, respectively, was amortized. As of September 30, 2012, the unamortized balance of this fair value adjustment was $4.2 million.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. INVESTMENTS
Fixed Maturities—Available for Sale
The fair values and amortized cost of available for sale fixed maturities as of September 30, 2012 and December 31, 2011 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
September 30, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$675,392	$31,841	$(443)	$—	$706,790
Non-U.S. governments	164,468	12,091	(36)	—	176,523
Corporate securities	2,375,129	142,812	(3,836)	(49)	2,514,056
Municipal securities	238,927	31,832	(258)	—	270,501
Asset-backed securities	349,639	4,014	(5,718)	(261)	347,674
Residential mortgage-backed securities (1)	1,210,563	64,783	(580)	(391)	1,274,375
Commercial mortgage-backed securities	399,748	40,227	(1,254)	—	438,721
	$5,413,866	$327,600	$(12,125)	$(701)	$5,728,640

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,243,111.

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
		Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost				Fair Value
U.S. government and agencies	$686,818	$39,709	$(188)	$—	$726,339
Non-U.S. governments	121,769	8,087	(486)	—	129,370
Corporate securities	2,418,673	104,241	(20,259)	(1,040)	2,501,615
Municipal securities	241,303	22,464	(760)	—	263,007
Asset-backed securities	250,070	1,325	(11,635)	—	239,760
Residential mortgage-backed securities (1)	1,244,274	45,027	(2,440)	(1,230)	1,285,631
Commercial mortgage-backed securities	327,217	30,617	(1,631)	—	356,203
	$5,290,124	$251,470	$(37,399)	$(2,270)	$5,501,925

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,114,064.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings of the Company’s available for sale fixed maturities (using the lower of the ratings from Standard and Poor's Ratings Services ("S&P") and Moody's Investor Services, Inc. ("Moody's")) as of September 30, 2012 and December 31, 2011;

	September 30, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,949,901	34.0	$1,840,403	33.5
AAA	1,101,885	19.2	850,379	15.5
AA	720,505	12.6	840,397	15.3
A	1,384,430	24.2	1,322,267	24.0
BBB	314,259	5.5	280,159	5.1
BB	67,285	1.2	84,385	1.5
B	140,223	2.4	131,159	2.4
CCC or lower	33,576	0.6	53,157	1.0
Not rated	16,576	0.3	99,619	1.7
	$5,728,640	100.0	$5,501,925	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,243,111 (December 31, 2011—$1,114,064).

The maturity distribution for available for sale fixed maturities held as of September 30, 2012 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$652,856	$656,827
After one year through five years	1,677,049	1,738,464
After five years through ten years	689,450	755,944
More than ten years	434,561	516,635
	3,453,916	3,667,870
Asset-backed securities	349,639	347,674
Mortgage-backed securities	1,610,311	1,713,096
	$5,413,866	$5,728,640
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity
The fair values and amortized cost of held to maturity fixed maturities as of September 30, 2012 and December 31, 2011 were:

September 30, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$27,627	$4,073	$—	$31,700
Non-U.S. governments	516,673	134,758	—	651,431
Corporate securities	292,392	55,919	—	348,311
Asset-backed securities	656	2	—	658
	$837,348	$194,752	$—	$1,032,100

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,201	$3,705	$—	$32,906
Non-U.S. governments	524,449	98,631	—	623,080
Corporate securities	319,609	34,895	—	354,504
Asset-backed securities	1,000	3	—	1,003
	$874,259	$137,234	$—	$1,011,493

The following tables set forth certain information regarding the investment ratings of the Company’s held to maturity fixed maturities (using the lower of the ratings from S&P and Moody's) as of September 30, 2012 and December 31, 2011:

September 30, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$27,627	3.3	$31,700	3.1
AAA	583,187	69.6	734,678	71.2
AA	92,473	11.0	105,763	10.2
A	101,119	12.1	120,707	11.7
BBB	30,567	3.7	36,974	3.6
BB	2,375	0.3	2,278	0.2
	$837,348	100.0	$1,032,100	100.0

December 31, 2011 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,201	3.3	$32,907	3.3
AAA	619,832	70.9	733,631	72.5
AA	82,511	9.4	88,631	8.8
A	117,600	13.5	129,791	12.8
BBB	24,117	2.8	25,705	2.5
Not rated	998	0.1	828	0.1
	$874,259	100.0	$1,011,493	100.0

The maturity distribution for held to maturity fixed maturities held as of September 30, 2012 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$43,125	$43,722
After one year through five years	95,344	103,125
After five years through ten years	110,372	130,551
More than ten years	587,851	754,044
	836,692	1,031,442
Asset-backed securities	656	658
	$837,348	$1,032,100
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investment Income
Investment income earned for the three and nine months ended September 30, 2012 and 2011 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2012	2011	2012	2011
Interest earned on investments and cash and cash equivalents	$65,448	$68,387	$196,072	$199,759
Amortization of premium on fixed maturities	(10,194)	(5,582)	(23,282)	(15,383)
Investment expenses	(1,736)	(2,470)	(5,865)	(6,610)
	$53,518	$60,335	$166,925	$177,766

Net Realized and Unrealized Gains and Losses
The net realized and unrealized gains and losses on investments for the three and nine months ended September 30, 2012 and 2011 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2012	2011	2012	2011
Gross realized gains on available for sale securities	$3,802	$8,058	$27,658	$16,364
Gross realized losses on available for sale securities	(715)	(1,961)	(4,822)	(6,844)
Net realized and unrealized gains on trading securities	3,621	1,663	5,274	1,268
Increase (decrease) in fair value of hedge funds	8,245	(7,668)	9,030	(6,380)
Decrease in fair value of catastrophe bonds	—	—	—	(25,641)
Increase (decrease) in fair value of structured deposit	1,003	(2,007)	713	(1,957)
Income from equity method investments	5,167	579	15,677	422
(Decrease) increase in fair value of derivatives	(687)	(6,636)	5,880	(9,796)
Net realized and unrealized gains (losses) on investments	$20,436	$(7,972)	$59,410	$(32,564)
Net other-than-temporary impairment losses recognized in earnings	$(592)	$(861)	$(6,531)	$(2,243)
Increase in net unrealized gains on available for sale fixed maturities, before tax	$57,846	$65,608	$102,973	$96,143

Included in net realized and unrealized gains (losses) on trading securities were $0.2 million and $0.1 million of net realized gains recognized on trading securities sold during the three and nine months ended September 30, 2012, respectively, and $0.1 million of net realized gains and $0.6 million of net realized losses in the three and nine months ended September 30, 2011, respectively.

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
The Company recorded $0.6 million of OTTI in earnings for the three months ended September 30, 2012, of which $0.1 million related to estimated credit losses and $0.5 million was recorded due to the decision to sell certain securities prior to their recovery in value ($0.9 million in the three months ended September 30, 2011, of which $0.5 million related to estimated credit losses and $0.4 million was recorded due to the decision to sell certain securities prior to their recovery in value).
The Company recorded $6.5 million of OTTI in earnings for the nine months ended September 30, 2012, of which $0.4 million related to estimated credit losses and $6.1 million was recorded due to the decision to sell certain securities prior to their recovery in value ($2.2 million in the nine months ended September 30, 2011, of which $1.8 million related to estimated credit losses and $0.4 million was recorded due to the decision to sell certain securities prior to their recovery in value).
The following methodology and significant inputs were used to determine the estimated credit losses during the nine months ended September 30, 2012:

•
Residential mortgage-backed securities ($nil and $0.2 million credit loss recognized for the three and nine months ended September 30, 2012, respectively)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•
Asset-backed securities ($0.1 million and $0.2 million credit loss recognized for the three and nine months ended September 30, 2012, respectively)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of September 30, 2012 and as of December 31, 2011, were:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2012 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$15,449	$243	$2,654	$200	$18,103	$443
Non-U.S. governments	2,251	20	387	16	2,638	36
Corporate securities	79,773	3,856	605	29	80,378	3,885
Municipal securities	16,837	258	—	—	16,837	258
Asset-backed securities	49,318	5,789	195	190	49,513	5,979
Residential mortgage-backed securities	51,430	971	—	—	51,430	971
Commercial mortgage-backed securities	53,874	1,254	—	—	53,874	1,254
	$268,932	$12,391	$3,841	$435	$272,773	$12,826

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$19,185	$188	$—	$—	$19,185	$188
Non-U.S. governments	19,265	486	—	—	19,265	486
Corporate securities	405,924	21,288	1,680	11	407,604	21,299
Municipal securities	26,968	760	—	—	26,968	760
Asset-backed securities	144,323	11,326	545	309	144,868	11,635
Residential mortgage-backed securities	161,651	3,670	—	—	161,651	3,670
Commercial mortgage-backed securities	74,782	1,631	—	—	74,782	1,631
	$852,098	$39,349	$2,225	$320	$854,323	$39,669
Of the total holdings of 3,182 (as of December 31, 2011—3,093) available for sale securities, 199 (as of December 31, 2011—524) had unrealized losses as of September 30, 2012.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at July 1	$5,157	$4,673
Addition for credit loss impairment recognized in the current period on securities not previously impaired	—	251
Addition for credit loss impairment recognized in the current period on securities previously impaired	70	207
Reduction for securities the Company intends to sell	—	(460)
Reduction for securities sold during the period	(782)	(91)
Ending balance at September 30	$4,445	$4,580

	Nine Months Ended September 30,
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at January 1	$5,283	$3,768
Addition for credit loss impairment recognized in the current period on securities not previously impaired	151	675
Addition for credit loss impairment recognized in the current period on securities previously impaired	261	1,165
Reduction for securities the Company intends to sell	—	(460)
Reduction for securities sold during the period	(1,250)	(568)
Ending balance at September 30	$4,445	$4,580

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Investments
The following is a summary of other investments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)		Allocation %		Allocation %
Hedge funds, at fair value	$265,468	70.4	$249,971	87.2
Equity method investments	86,797	23.0	13,670	4.8
Structured deposits, at fair value	25,254	6.7	24,540	8.6
Derivatives, at fair value	(649)	(0.1)	(1,666)	(0.6)
	$376,870	100.0	$286,515	100.0

Hedge Funds
The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of September 30, 2012 and December 31, 2011 was:

	September 30, 2012		December 31, 2011
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$24,861	9.4	$24,987	9.9
Diversified arbitrage	12,284	4.6	17,368	6.9
Emerging markets	3,533	1.3	4,929	2.0
Event-driven arbitrage	7,710	2.9	21,130	8.5
Fund of funds	16,791	6.3	31,691	12.7
Global macro	49,517	18.7	48,965	19.6
Long/short credit	534	0.2	4,414	1.8
Long/short equity	148,578	56.0	94,793	37.9
Opportunistic	1,660	0.6	1,694	0.7
Total hedge fund portfolio	$265,468	100.0	$249,971	100.0
Redemptions receivable of $17.3 million and $23.8 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of September 30, 2012, and December 31, 2011, respectively. Funds remitted to the broker of $60.5 million but which have not yet been invested in a hedge fund are also included within trades pending settlement as of September 30, 2012 (December 31, 2011—$nil).
As of September 30, 2012, the hedge fund portfolio was invested in nine strategies in 38 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.
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
Of the Company’s outstanding redemptions receivable of $17.3 million at September 30, 2012, none of which is gated, $3.6 million was received in cash prior to November 6, 2012. The fair value of the Company’s holdings in funds with gates imposed as of September 30, 2012 was $6.8 million (December 31, 2011—$19.1 million).
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest in

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the side-pocket. As of September 30, 2012, the fair value of hedge funds held in side-pockets was $39.5 million (December 31, 2011—$37.4 million).

Details regarding the redemption of the hedge fund portfolio as of September 30, 2012 were as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$24,861	$13,543	$11,318	Annually	90 days
Diversified arbitrage	12,284	12,284	—
Emerging markets	3,533	3,533	—
Event-driven arbitrage	7,710	7,710	—
Fund of funds	16,791	1,503	15,288	(3)
Global macro	49,517	1,803	47,714	Monthly - Quarterly	30-90 days
Long/short credit	534	534	—
Long/short equity	148,578	3,709	144,869	Monthly - Annually	30-92 days
Opportunistic	1,660	1,660	—
Total hedge funds	$265,468	$46,279	$219,189

(1)
For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate, as of September 30, 2012, when it will be able to redeem the investment.

(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.

(3)	The fund of funds investment is being redeemed effective June 30, 2013.

As of September 30, 2012, the Company had one unfunded commitment of $7.3 million related to its hedge fund portfolio (December 31, 2011—$7.8 million).
An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Equity Method Investments
The Company owns 34.8% of the common shares of New Point IV. As of September 30, 2012, the carrying value of this investment was $83.1 million. The increase in this investment since December 31, 2011 was due to additional capital invested together with net income generated in the period. The Company’s equity share of net income for this investment for the three and nine months ended September 30, 2012 was $5.3 million and $15.8 million, respectively. The Company also owns 7.5% of the common shares of Grand Central Re Limited (“Grand Central Re”) and 13.8% of the common shares of Bay Point Holdings Limited (“Bay Point’). The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Structured Deposits
The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of September 30, 2012, the estimated fair value of the deposit was $25.3 million (December 31, 2011—$24.5 million).

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Catastrophe Bonds
During the year ended December 31, 2011, the Company disposed of all of its holdings in catastrophe bonds.
For the three and nine months ended September 30, 2011, the Company recorded $nil and $1.7 million of net investment income from catastrophe bonds, respectively.
For the three and nine months ended September 30, 2011, the Company recorded a decrease in the estimated fair value of the catastrophe bonds of $nil and $25.6 million, respectively, principally as a result of exposure to the earthquake and tsunami in Japan. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Restricted Assets
The total restricted assets as of September 30, 2012 and December 31, 2011 were as follows:

(Expressed in thousands of U.S. Dollars)	September 30, 2012	December 31, 2011
Restricted cash and cash equivalents	$245,747	$453,367
Restricted assets included in fixed maturities, at fair value	3,928,931	3,888,211
Restricted assets included in other investments	148,669	156,776
Total	$4,323,347	$4,498,354

As of September 30, 2012 and December 31, 2011, $3,560.0 million and $3,662.9 million, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of September 30, 2012 and December 31, 2011, $763.3 million and $835.5 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

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
At September 30, 2012, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at September 30, 2012 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of September 30, 2012, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.
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
Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment and a reduction of $2.5 million was made to the net asset value reported by the fund manager as of September 30, 2012 (December 31, 2011—$2.5 million) to adjust the carrying value of the fund to $nil, which is the Company’s best estimate of the fund’s fair value.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$332,609	$479,179	$—	$811,788
Non-U.S. governments	—	240,463	—	240,463
Corporate securities	—	2,673,789	—	2,673,789
Municipal securities	—	270,501	—	270,501
Asset-backed securities	—	354,739	—	354,739
Residential mortgage-backed securities	—	1,310,149	—	1,310,149
Commercial mortgage-backed securities	—	443,709	—	443,709
Total fixed maturities	332,609	5,772,529	—	6,105,138
Hedge funds	—	206,513	58,955	265,468
Structured deposit	—	25,254	—	25,254
Derivative assets	—	(649)	—	(649)
Other investments	—	231,118	58,955	290,073
	$332,609	$6,003,647	$58,955	$6,395,211
December 31, 2011 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$332,287	$419,519	$—	$751,806
Non-U.S. governments	—	164,621	—	164,621
Corporate securities	—	2,646,358	—	2,646,358
Municipal securities	—	263,007	—	263,007
Asset-backed securities	—	247,965	—	247,965
Residential mortgage-backed securities	—	1,296,277	—	1,296,277
Commercial mortgage-backed securities	—	361,097	—	361,097
Total fixed maturities	332,287	5,398,844	—	5,731,131
Hedge funds	—	147,105	102,866	249,971
Structured deposit	—	24,540	—	24,540
Derivative assets	—	(1,666)	—	(1,666)
Other investments	—	169,979	102,866	272,845
	$332,287	$5,568,823	$102,866	$6,003,976
The other investments above do not include investments accounted for using the equity method of $86.8 million and $13.7 million as of September 30, 2012 and December 31, 2011, respectively, in which the Company is deemed to have significant influence.
The following table presents the Company’s fair value hierarchy for those assets not carried at fair value in the consolidated balance sheet but for which disclosure of the fair value is required as of September 30, 2012:

September 30, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$10,357	$21,344	$—	$31,701
Non-U.S. governments	—	651,431	—	651,431
Corporate securities	—	348,310	—	348,310
Asset-backed securities	—	658	—	658
Total held to maturity fixed maturities	$10,357	$1,021,743	$—	$1,032,100

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the Company’s senior notes was $476.8 million as of September 30, 2012 and is classified within Level 2 of the fair value hierarchy.
The Company has no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2012.
The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three and nine months ended September 30, 2012 and 2011:

	Other Investments
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at July 1	$70,914	$100,581
Total gains or losses (realized/unrealized)
Included in net income	1,526	(2,221)
Included in other comprehensive income	—	—
Purchases	5,268	599
Issuances	—	—
Settlements	(4,445)	(3,519)
Transfers in and/or out of Level 3	(14,308)	23,374
Ending balance at September 30	$58,955	$118,814
The amount of total gains (losses) for the three months ended September 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$1,637	$(2,221)

	Other Investments
(Expressed in thousands of U.S. Dollars)	2012	2011
Beginning balance at January 1	$102,866	$123,240
Total gains or losses (realized/unrealized)
Included in net income	(899)	(1,665)
Included in other comprehensive income	—	—
Purchases	16,646	4,753
Issuances	—	—
Settlements	(15,774)	(30,007)
Transfers in and/or out of Level 3	(43,884)	22,493
Ending balance at September 30	$58,955	$118,814
The amount of total (losses) gains for the nine months ended September 30, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(2,403)	$(1,822)

Transfers out of Level 3 for the three and nine months ended September 30, 2012, respectively, are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term. Transfers in to Level 3 for the three and nine months ended September 30, 2011, respectively, are hedge funds for which the Company can not reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is not considered to be in the near term.

7. DERIVATIVE INSTRUMENTS
The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures them at fair value.
The Company uses various interest rate-linked derivatives, including swaptions, swaps and futures to manage the interest rate exposure of its fixed maturity investment portfolio. The Company also uses various foreign currency forward contracts,

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

money market futures, credit derivatives and interest rate swaps as part of a total investment strategy applied to a portion of the Company’s investment portfolio. The Company may also hold convertible bond securities, with embedded equity call options, for their total return potential. None of the derivatives used were designated as hedging investments.
The fair values of derivative instruments as of September 30, 2012 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Interest rate-linked derivatives	$—	$(76)
Foreign exchange forward contracts	—	(573)
Total derivatives	$—	$(649)

The fair values of derivative instruments as of December 31, 2011 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$2,516	$—
Interest rate-linked derivatives	188	(4,784)
Credit default swaps	187	(526)
Money market futures	501	—
Foreign exchange forward contracts	700	(448)
Total derivatives	$4,092	$(5,758)
The derivative assets and liabilities are included within other investments in the consolidated balance sheets.
As of September 30, 2012, the Company had outstanding interest rate swaps and swaptions of $41.0 million in notional long positions and $62.7 million in notional short positions (December 31, 2011—$42.7 million and $104.7 million, respectively). As of September 30, 2012, the Company had outstanding credit default swaps of $nil in notional long positions and $nil in notional short positions (December 31, 2011—$2.5 million and $9.3 million, respectively). As of September 30, 2012, the Company had outstanding money market futures contracts with a notional value of $nil (December 31, 2011—$300.0 million). As of September 30, 2012, the Company had outstanding foreign currency forward contracts of $13.3 million in long positions and $149.4 million in short positions (December 31, 2011—$13.7 million and $53.6 million, respectively). As of September 30, 2012, the Company held $3.2 million (December 31, 2011—$94.5 million) of convertible bond securities, including the fair value of the equity call options embedded therein.
The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the three months ended September 30, 2012 and 2011, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2012 Amount of Gain or (Loss) Recognized in Income on Derivatives	2011 Amount of Gain or (Loss) Recognized in Income on Derivatives
Convertible bond equity call options	$(1)	$(1,721)
Interest rate-linked derivatives	635	(8,645)
Credit default swaps	(1)	18
Money market futures	107	2,357
Foreign exchange forward contracts	(1,427)	1,355
Total derivatives	$(687)	$(6,636)

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the nine months ended September 30, 2012 and 2011, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2012 Amount of Gain or (Loss) Recognized in Income on Derivatives	2011 Amount of Gain or (Loss) Recognized in Income on Derivatives
Convertible bond equity call options	$1,742	$(3,927)
Interest rate-linked derivatives	4,785	(8,829)
Credit default swaps	169	18
Money market futures	976	2,076
Foreign exchange forward contracts	(1,792)	866
Total derivatives	$5,880	$(9,796)
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year (the “7.20% senior notes”). The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of September 30, 2012 was $90.6 million.
The Company has the option to redeem both the 6.25% senior notes and the 7.20% senior notes at any time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest.
Interest expense in connection with the senior notes was $7.1 million and $7.1 million for the three months ended September 30, 2012 and 2011, respectively, and $21.3 million and $21.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

there have been none, would be recognized in income tax expense.

10. EQUITY CAPITAL
The Board of Directors of the Company declared the following dividends during 2012 and 2011:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
November 6, 2012	$0.16	November 20, 2012	December 4, 2012
August 7, 2012	$0.16	August 21, 2012	September 4, 2012
May 8, 2012	$0.14	May 22, 2012	June 5, 2012
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
During the nine months ended September 30, 2012, the Company repurchased 6,882,327 common shares at an average price of $23.04 per common share and 29,826 warrants at an average price of $3.79, for a total amount of $158.7 million, including the costs incurred to effect the repurchases. Of the amount repurchased during the nine months ended September 30, 2012, 6,626,684 common shares and 29,826 warrants were repurchased under the Board-approved share repurchase authorization. As of September 30, 2012, the remaining authorization under the Company’s Board-approved share repurchase program was $201.7 million.
As of September 30, 2012, the Company’s total authorized share capital is $220.0 million. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2012	2011
Basic earnings per share:
Net income	$37,652	$48,386
Weighted average common shares outstanding—basic	95,791,466	104,830,300
Basic earnings per share	$0.39	$0.46
Diluted earnings per share:
Net income	$37,652	$48,386
Weighted average common shares outstanding—basic	95,791,466	104,830,300
Conversion of warrants	2,057,064	521,292
Conversion of options	137,445	95,228
Conversion of employee stock purchase plan	3,759	1,909
Non participating restricted shares	620,533	216,553
Weighted average common shares outstanding—diluted	98,610,267	105,665,282
Diluted earnings per share	$0.38	$0.46

For the three months ended September 30, 2012, the impact of the conversion of warrants of 267,337 and options of 2,452,650 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended September 30, 2011, the impact of the conversion of warrants of 294,225 and options of 3,207,530 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Nine Months Ended September 30,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2012	2011
Basic earnings per share:
Net income	$195,616	$34,334
Weighted average common shares outstanding—basic	98,785,999	105,866,771
Basic earnings per share	$1.98	$0.32
Diluted earnings per share:
Net income	$195,616	$34,334
Weighted average common shares outstanding—basic	98,785,999	105,866,771
Conversion of warrants	1,921,734	948,670
Conversion of options	127,415	131,600
Conversion of employee stock purchase plan	3,875	1,472
Non participating restricted shares	413,904	144,369
Weighted average common shares outstanding—diluted	101,252,927	107,092,882
Diluted earnings per share	$1.93	$0.32

For the nine months ended September 30, 2012, the impact of the conversion of warrants of 283,154 and options of 2,451,766 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2011, the impact of the conversion of warrants of 294,225 and options of 3,000,115 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

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
The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements since the Amalgamation:

(Expressed in thousands of U.S. Dollars)	As of September 30, 2012	As of December 31, 2011
Balance Sheets
Premiums receivable	$4,674	$5,095
Losses and benefits recoverable from reinsurers	3,244	3,597
Unearned property and casualty premiums	16,053	17,247
Property and casualty losses	214,939	253,214
Funds withheld from reinsurers	575	1,210

	Three Months Ended		Nine Months Ended
(Expressed in thousands of U.S. Dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Statements of Operations
Gross premiums written	$8,663	$7,702	$10,966	$11,466
Net earned premiums	3,221	4,884	12,641	12,756
Net losses and loss expenses	(314)	2,595	(3,554)	2,040
Acquisition costs	975	1,177	2,804	3,520
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
The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of September 30, 2012	As of December 31, 2011
Balance Sheets
Losses and benefits recoverable from reinsurers	$34,043	$34,925
Deposit liabilities	11,118	11,835
Funds withheld from reinsurers	58,261	74,625
Reinsurance balance payable	(77)	30

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(Expressed in thousands of U.S. Dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Statements of Operations
Reinsurance premiums ceded	$85	$90	$257	$211
Earned premiums ceded	85	90	257	211
Other income	25	25	75	75
Claims and policy benefits	(402)	(421)	(1,294)	(1,327)
Interest expense	635	3,078	1,681	5,058
The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.

New Point IV Limited
The Company owns 34.8% of the outstanding common shares of New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for the three and nine months ended September 30, 2012 were $1.5 million and $7.6 million, respectively, and $0.5 million for the three and nine months ended September 30, 2011.

Bay Point Holdings Limited
The Company owns 13.8% of the outstanding common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of September 30, 2012, $3.5 million (December 31, 2011—$1.9 million) was included in premiums receivable and $3.8 million (December 31, 2011—$5.1 million) in losses and benefits recoverable from reinsurers related to this agreement.

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
In December 2011, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 14, 2012.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of September 30, 2012 and December 31, 2011:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
September 30, 2012	$1,175,000	GBP	30,000
December 31, 2011	$1,175,000	GBP	90,000
Letters of credit issued and outstanding as of:
September 30, 2012	$570,554	GBP	16,774
December 31, 2011	$604,017	GBP	16,774
Cash and fixed maturities at fair value pledged as collateral as of:
September 30, 2012	$726,932	GBP	22,499
December 31, 2011	$800,460	GBP	22,537
Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of September 30, 2012.

Legal Proceedings
The Company's insurance and reinsurance subsidiaries are subject to litigation and arbitration in the normal course of their operations. These disputes principally relate to claims on policies of insurance and contracts of reinsurance and are typical for the Company and for participants in the property and casualty insurance and reinsurance industries in general. Such legal proceedings are considered in connection with estimating the Company's reserve for property and casualty losses. An estimate of any amounts payable under such proceedings is included in the reserve for property and casualty losses in the consolidated balance sheet. As of September 30, 2012, based on available information, it was the opinion of the Company's management that the ultimate resolution of pending or threatened litigation or arbitrations, both individually and in the aggregate, would not have a material effect on the Company's financial condition, results of operations or liquidity.

Commitments
On June 20, 2012, Alterra Holdings, a wholly-owned subsidiary of the Company, along with private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several third party investors, executed a subscription agreement with New Point V Limited ("New Point V") to purchase common shares of New Point V. As of September 30, 2012 no shares had been subscribed; however, Alterra Holdings’ commitment under the subscription agreement with New Point V was $75.0 million.

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	—%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	—%
Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2011	10,452,253	10,452,253	$19.33	$7.04	$19.08 - $26.48
Additional warrants issued as a result of dividends declared	191,328	191,328	$18.88	$7.09	$18.73 - $19.05
Repurchases of warrants	(29,826)	(29,826)	$26.48	$5.24	$26.48
Balance, September 30, 2012	10,613,755	10,613,755	$18.96	$7.05	$18.73 - $26.48
On each of February 8, 2012, May 8, 2012, and August 7, 2012, Alterra declared dividends of $0.14, $0.14, and $0.16 per share, respectively. These dividends resulted in a reduction in the weighted average exercise price of $0.37 and an increase in the number of warrants outstanding by 191,328 (issued at a weighted average grant date fair value per warrant of $7.09). As of September 30, 2012, a deferred dividend liability of $2.6 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.
The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

provision results in a lower number of shares being issued than the number of warrants exercised. No warrants were exercised during the nine months ended September 30, 2012.
Stock Option Awards
Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. The Company issued nil and 8,228 options during the three and nine months ended September 30, 2012, respectively.
The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

2012
Option valuation assumptions:
Expected remaining option life	0.2 years
Expected dividend yield	—%
Expected volatility	21.52%
Risk-free interest rate	0.32%
Forfeiture rate	—%
A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,057,271	1,057,271	$22.86	$6.55	$8.85 - $33.76
Options granted	8,228		$23.76	$0.77	$23.76
Options exercised	(135,175)		$19.60	$6.29	$11.95 - $22.12
Options forfeited	(270,580)		$29.13	$6.95	$23.76 - $33.76
Balance, September 30, 2012	659,744	659,744	$20.97	$6.37	$8.85 - $29.76
A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,266,033	108,333	108,333	$15.75	$6.01	$15.75
Restricted stock granted	(478,874)
Restricted stock forfeited	32,436
Restricted stock units granted	(98,333)
Balance, September 30, 2012	721,262	108,333	108,333	$15.75	$6.01	$15.75

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,016,501	2,074,436	2,058,191	$26.65	$5.20	$26.48 - $30.82
Restricted stock granted	(252,909)
Restricted stock forfeited	97,659
Options forfeited	915,897	(915,897)		$26.48	$5.19	$26.48
Balance, September 30, 2012	1,777,148	1,158,539	1,142,861	$26.78	$5.19	$26.48 - $30.82

Restricted Stock Awards
Restricted stock and restricted stock units (“RSUs”) issued under the Plans have terms set by the Committee. These restricted stock and RSUs contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. The fair value of the shares and RSUs is charged to income over the vesting period. Generally, restricted stock and RSU awards vest between three and five years after the date of grant. The Company has also issued restricted shares and restricted share units with vesting terms that include a performance condition related to growth in book value per share or diluted book value per share over a three or a five year period.
During the nine months ended September 30, 2012, the Company issued 188,010 restricted shares and 9,062 restricted stock units with vesting terms that include a performance condition related to growth in book value per share over a three year period. These restricted shares were issued at fair value of $22.99 per share. The number of restricted shares that ultimately vest will range between 0% to 200% of the number of shares granted based upon actual performance results.
Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $5.1 million and $5.3 million for the three months ended September 30, 2012 and 2011, respectively, and was $17.8 million and $22.5 million for the nine months ended September 30, 2012 and 2011, respectively. Included within compensation cost was $1.1 million and $0.5 million related to performance based awards for the three months ended September 30, 2012 and 2011, respectively, and $2.5 and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $32.2 million of unrecognized compensation costs related to restricted stock and RSU awards, including $10.5 million related to performance based awards. These costs are expected to be recognized over weighted average periods of 2.1 years and 2.6 years respectively.
A summary of the Company’s unvested restricted stock awards as of December 31, 2011 and changes during the nine months ended September 30, 2012 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2011	3,890,099	$22.00	278,629	$22.37
Awards granted	731,783	$23.07	98,333	$22.99
Awards vested	(1,009,164)	$22.28	—	$—
Awards forfeited	(130,095)	$21.80	—	$—
Balance, September 30, 2012	3,482,623	$22.13	376,962	$22.53
Employee Stock Purchase Plan
On July 1, 2008, the Company introduced an employee stock purchase plan (“ESPP”). The ESPP gives participating employees the right to purchase common shares through payroll deductions during subscription periods (the “Subscription Periods”). The Subscription Periods run from January 1 to June 30 and from July 1 to December 31 each year. The Company recorded an expense for the ESPP of $0.1 million for each of the three months ended September 30, 2012 and 2011, and $0.2 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. SUBSEQUENT EVENT
In late October 2012, Post-Tropical Cyclone Sandy made landfall in the Eastern United States, causing widespread property damage and flooding. This event may have a material impact on the Company's results for the three months ended December 31, 2012, however there is not sufficient information currently available to make a reasonable estimate of the amount of any possible losses from this event.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.
The following is a discussion and analysis of our results of operations for the quarter and nine months ended September 30, 2012 compared to the quarter and nine months ended September 30, 2011 and our financial condition as of September 30, 2012. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Overview
We are a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of September 30, 2012, we had $2,923.2 million in consolidated shareholders’ equity.
In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 commercial and Class C long-term insurer under the insurance laws of Bermuda.

In Europe, we conduct our non-Lloyd’s operations through Alterra Europe. Alterra Europe principally operates from Dublin and also operates branches in London and Zurich. Our Lloyd’s operations are conducted through the Syndicates. Alterra at Lloyd’s operations are based primarily in London, with locations in Dublin and Zurich. As of September 30, 2012, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2%, and approximately 20%, respectively.
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
To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of September 30, 2012, the allocation of invested assets was 95.3% in cash and fixed maturities and 4.7% in other investments, principally hedge funds.

Key Performance Indicators
Our principal objective as a global specialty insurance and reinsurance company is to meet our obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. In an effort to achieve this objective, we assess the potential losses associated with the risks that we insure and reinsure, diversify our risk exposure by product class and by geographic location, manage our investment portfolio risk appropriately and control costs throughout our organization. The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objective are growth in diluted book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.
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

The table below illustrates our key performance indicators as of September 30, 2012 and December 31, 2011, and for the quarter and nine months ended September 30, 2012 and 2011:

	As of September 30, 2012	As of June 30, 2012	As of March 31, 2012	As of December 31, 2011
Book value per share (1)	$30.45	$29.44	$28.31	$27.51
Diluted book value per share (1)	$29.57	$28.68	$27.67	$26.91

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(in thousands of U.S. Dollars, except percentages)
Net operating income (2)	$32,133	$50,082	$168,816	$64,915
Combined ratio (3)	99.9%	87.7%	92.9%	98.4%
Annualized return on average shareholders’ equity (4)	5.2%	6.9%	9.1%	1.6%
Annualized net operating return on average shareholders’ equity (2)(4)	4.5%	7.1%	7.9%	3.1%
Increase in diluted book value per share, including dividends (5)	3.6%	5.2%	11.5%	6.0%

(1)
Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.

(2)
Net operating income and annualized net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the most directly comparable U.S. GAAP financial measure.

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

(5)
The increase in diluted book value per share including dividends is calculated by dividing adjusted diluted book value per share at the end of the period by diluted book value per share at the beginning of the period. Adjusted book value per share is calculated by adding the amount of dividends declared during the period to ending shareholders' equity and dividing the result by the number of diluted common shares outstanding using the treasury stock method.

We consider growth in diluted book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. We believe that a comparison of diluted book value per share growth should be adjusted for dividends to fully reflect the return generated for shareholders. For the quarter and nine months ended September 30, 2012, our diluted book value per share including dividends increased by 3.6% and 11.5%, respectively. The increase in diluted book value per share including dividends was principally due to a combination of positive operating results, unrealized gains on our investment portfolio and share repurchases at a discount to diluted book value per share.
Our net operating income for the quarter ended September 30, 2012 decreased compared with the prior year period principally due to reduced underwriting income within our global insurance, U.S. insurance and Alterra at Lloyd's segments and a reduction in investment income. The reduced underwriting income was driven by net underwriting losses of $22.5 million on our agriculture reinsurance business, resulting from the severe drought conditions experienced in certain parts of the United States during 2012 and significant property catastrophe net losses of $15.0 million, net of reinstatements, principally in our U.S. insurance segment. The reduced underwriting income was partially offset by reduced general and administrative expenses. Net favorable development of prior year loss reserves was $22.7 million for the quarter ended September 30, 2012, principally within our reinsurance segment, and which reduced the combined ratio by 6.8 percentage points. The decline in investment income was principally due to lower reinvestment yields on new purchases as our fixed maturity portfolio turns over.
Our net operating income for the nine months ended September 30, 2012 improved compared with the prior year period, principally due to the significant decline in property catastrophe losses. Other than net losses of $15.0 million, net of reinstatement premiums, from Hurricane Isaac, property catastrophe losses in the nine months ended September 30, 2012 were within our attritional loss expectations for the period and there has been no significant development in the current year in our loss estimates for the major 2011 property catastrophe events. Property catastrophe losses of $197.9 million, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2011, resulting from natural disasters in 2011, had an adverse effect on our results of operations for the 2011 period. Underwriting income for the nine months ended September 30, 2012 was derived from our global insurance and reinsurance segments. Net favorable development of prior year loss reserves was $53.8 million for the nine months ended September 30, 2012, principally within our global insurance and reinsurance segments, which reduced the combined ratio by 5.3 percentage points.
We seek to manage and monitor our short tail catastrophe exposed business so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1 in 250 year event. As of September 30, 2012, our aggregate exposure was below this target. We intend to continue to monitor the pricing environment and believe we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change materially over the remainder of 2012 and going into 2013.
The reduction in significant property catastrophe events in 2012 was the principal contributor to the decrease in our combined ratio for the nine months ended September 30, 2012 and the increase in our annualized net return on average shareholders' equity and annualized net operating return on average shareholders' equity for the nine months ended September 30, 2012 compared to the prior year period. We target a long-term net operating return on average shareholders' equity, or net operating ROE, of the risk free rate plus 10% over the cycle. We believe that in the current stage of the cycle, our net operating ROE is consistent with this long-term target.
We continued to actively manage our capital during the quarter by taking advantage of select opportunities to purchase our common shares. We spent $21.7 million to repurchase an aggregate of 0.9 million common shares during the quarter at an average price of $23.12 per common share, a 19.4% discount to our June 30, 2012 diluted book value per share. For the nine months ended September 30, 2012, we spent $158.5 million to repurchase 6.9 million common shares at an average price of $23.04 per common share. As of September 30, 2012, our outstanding share repurchase authorization was $201.7 million. We expect to continue to consider share repurchases to manage capital in a soft cycle and to increase book value per share for our shareholders.
Business Outlook
The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe that the industry continues to have excess underwriting capacity and there has not yet been sufficient pressure on the industry to materially improve pricing across all lines of business. The industry is also operating in a low interest rate environment, which makes it more difficult to generate significant investment income. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating ROE.
Although there remains uncertainty regarding the timing, location and scale of a favorable turn in the market, we believe that the industry has shown, and will likely continue to show, signs of improvement for the foreseeable future. We intend to maintain our disciplined underwriting efforts in this market while actively managing our expenses. We believe that, overall, market pricing is currently more attractive in certain short-tail lines and intend to continue writing a majority of short-tail business. We are also taking advantage of favorable market conditions for short-tail property business through our participation in the New Point sidecar vehicles, which reinsure property catastrophe risks. Our participation in the New Point sidecar vehicles enables us to earn fee income for underwriting services and to participate in the underwriting results of attractively-priced property catastrophe reinsurance business.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the quarter ended September 30, 2012. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations—For the quarter and nine months ended September 30, 2012 and 2011
Our consolidated results of operations for the quarter and nine months ended September 30, 2012 and 2011 are summarized below:

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$386,228	$386,328	—%	$1,614,415	$1,578,083	2.3%
Reinsurance premiums ceded	(123,477)	(90,891)	35.9%	(537,818)	(364,874)	47.4%
Net premiums written	$262,751	$295,437	(11.1)%	$1,076,597	$1,213,209	(11.3)%

Net premiums earned	$332,638	$347,042	(4.2)%	$1,021,591	$1,075,870	(5.0)%
Net investment income	53,518	60,335	(11.3)%	166,925	177,766	(6.1)%
Net realized and unrealized gains (losses) on investments	20,436	(7,972)	n/m	59,410	(32,564)	n/m
Net impairment losses recognized in earnings	(592)	(861)	(31.2)%	(6,531)	(2,243)	191.2%
Other income	1,586	1,473	7.7%	8,876	3,379	162.7%
Total revenues	407,586	400,017	1.9%	1,250,271	1,222,208	2.3%

Net losses and loss expenses	228,529	198,521	15.1%	631,322	714,060	(11.6)%
Claims and policy benefits	11,838	14,538	(18.6)%	38,576	44,818	(13.9)%
Acquisition costs	61,923	61,434	0.8%	183,818	196,722	(6.6)%
Interest expense	9,026	11,303	(20.1)%	27,289	30,392	(10.2)%
Net foreign exchange (gains)losses	(82)	(147)	(44.2)%	(89)	2,065	(104.3)%
General and administrative expenses	57,515	61,555	(6.6)%	176,374	202,417	(12.9)%
Total losses and expenses	368,749	347,204	6.2%	1,057,290	1,190,474	(11.2)%
Income before taxes	38,837	52,813	(26.5)%	192,981	31,734	n/m
Income tax expense (benefit)	1,185	4,427	n/m	(2,635)	(2,600)	1.3%
Net income	$37,652	$48,386	(22.2)%	$195,616	$34,334	n/m

Loss ratio (a)	68.8%	57.3%		61.9%	66.5%
Acquisition cost ratio (b)	18.6%	17.7%		18.0%	18.3%
General and administrative expense ratio (c)	12.4%	12.7%		13.0%	13.7%
Combined ratio (d)	99.9%	87.7%		92.9%	98.4%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.

(d)
The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.

n/m Not meaningful.
Premiums. Gross premiums written for the quarter ended September 30, 2012 remained in line with the prior year period. For the nine months ended September 30, 2012 gross premiums written increased by 2.3% compared to the prior year period. The principal reason for the increase was strategic growth in our U.S. insurance and Alterra at Lloyd’s segments partially offset by a decline in business written by our reinsurance segment. Certain lines within our reinsurance segment did experience growth in gross premiums written for the nine months ended September 30, 2012, including our credit/surety and property lines of business which generated growth through our Latin America operations.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2012 was 32.0% and 33.3%, respectively, compared to 23.5% and 23.1% in the prior year periods. The increase in the ratio for both the quarter and nine month period was principally due to additional property reinsurance purchased in our reinsurance segment. The ratio for the nine months ended September 30, 2012 was also impacted by the 100% retrocession of the business written through our contracted general agent distribution channel (our "contract binding business") in our U.S. insurance segment starting from August 1, 2011. We ceased writing the contract binding business in the second quarter of 2012.
During the past several years, we have shifted our mix of business written from predominantly long-tail business to predominantly short-tail business, principally in response to market conditions. This greater emphasis on short-tail lines of business, with property being the largest component, and including our investment in the New Point sidecars, has increased our probable maximum loss from property catastrophe events. The industry’s adoption of new external vendor catastrophe models has also contributed to the increase in our aggregate exposure estimates for property catastrophe events. To manage this increased exposure and operate within our risk tolerances, we have increased our purchase of reinsurance, with an emphasis on property reinsurance. As a result of these factors, our net premiums written decreased for the quarter and nine months ended September 30, 2012 compared to the prior year periods despite an increase in gross premiums written. We regularly monitor our need for reinsurance based on aggregate risk exposures.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net investment income. Net investment income for the quarter and nine months ended September 30, 2012 decreased by 11.3% and 6.1%, respectively, compared to the prior year periods. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio.
Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. For the quarter ended September 30, 2012, the principal components of the net gain was an $8.2 million increase in fair value of the hedge fund portfolio, compared to a decrease in fair value of $7.7 million in the prior year period, and $5.2 million of income from equity method investments, compared to $0.6 million in the prior year period, principally related to our investment in New Point IV.
The nine months ended September 30, 2012 included net realized gains on available for sale fixed maturities of $22.8 million compared to $9.5 million of realized gains in the prior year period. Most of the realized gains in the current period related to sales of longer duration securities, taking advantage of gains caused by declining long term interest rates and at the same time reducing our exposure to longer duration securities. The nine months ended September 30, 2012 also included income from equity method investments of $15.7 million, principally related to our investment in New Point IV, compared to $0.4 million in the prior year period, and a $9.0 million increase in fair value of the hedge fund portfolio compared to a decrease in fair value of $6.4 million in the prior year period. The principal component of the net loss for the nine months ended September 30, 2011 was a $25.0 million loss on a catastrophe bond with exposure to the Japan earthquake and tsunami.
Other income. Other income for the quarter and nine months ended September 30, 2012 principally comprised underwriting fees and profit commission earned from New Point Re IV.
Net losses and loss expenses. The loss ratio increased for the quarter ended September 30, 2012 by 11.5 percentage points compared to the prior year period. For the nine months ended September 30, 2012, the loss ratio decreased by 4.6 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves in the quarter and nine months ended September 30, 2012 of $22.7 million and $53.8 million, respectively, compared to $31.7 million and $110.4 million in the quarter and nine months ended September 30, 2011, respectively;

•
Net favorable development of $1.8 million was recognized in our global insurance segment, $19.1 million in our reinsurance segment and $1.7 million in our Alterra at Lloyd's segment in the quarter ended September 30, 2012. Net favorable development of $30.3 million was recognized in our global insurance segment and $27.3 million in our reinsurance segment for the nine months ended September 30, 2012. This was partially offset by net unfavorable development of $2.8 million in our Alterra at Lloyd's segment and $1.0 million in our U.S. insurance segment;

•
The prior year loss reserve development reduced the loss ratio by 6.8 and 5.3 percentage points for the quarter and nine months ended September 30, 2012, respectively, compared to 9.2 and 10.3 percentage points for the quarter and nine months ended September 30, 2011. Excluding the impact of net favorable loss development, the loss ratio for the quarter and nine months ended September 30, 2012 was 75.7% and 67.2%, respectively, compared to 66.5% and 76.8% for the quarter and nine months ended September 30, 2011, respectively. The increase in the loss ratio for the quarter ended September 30, 2012 compared to the prior year period was principally due to an increase in significant per risk property losses in our U.S. insurance segment along with losses resulting from Hurricane Isaac and increased losses on our agriculture line of business. In addition, changes in the mix of business principally in our Alterra at Lloyd's and U.S. insurance segments has resulted in an increase in the loss ratio reflecting a conservative philosophy on our newer product lines and teams. For the nine months ended September 30, 2012 the decrease in loss ratio was principally due to the significant decrease in property catastrophe losses; and

•
For the quarter and nine months ended September 30, 2012, our results included $15.2 million of net losses related to significant property catastrophe events, principally resulting from Hurricane Isaac. The quarter and nine months ended September 30, 2012 also included a net underwriting loss (net of premiums and acquisition costs earned) of $22.5 million on our agriculture line of business. These agriculture losses relate to the severe drought conditions experienced in many parts of the United States in 2012. For the quarter and nine months ended September 30, 2011, our results included $42.8 million and $208.7 million, respectively, of net losses related to significant property catastrophe events. The net losses for the quarter ended September 30, 2011 included $21.8 million from Hurricane Irene, tornadoes and flooding in the United States, with the remainder related to increased loss estimates on property catastrophe events from the first and second quarter of 2011. The net losses for the nine months ended September 30, 2011 included losses related to Hurricane Irene, U.S. tornadoes and floods, the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami.

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
Acquisition costs. Our acquisition cost ratio for the quarter ended September 30, 2012 increased by 0.9 percentage points compared to the prior year period, and decreased 0.3 percentage points for the nine months ended September 30, 2012 compared with the prior year period. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned and the amount and type of reinsurance purchased impact our acquisition cost ratio from period to period.
Interest expense. Interest expense reflects interest on our senior notes, interest on funds withheld from reinsurers, and accretion on deposit liability contracts. Interest expense for the quarter and nine months ended September 30, 2012 decreased compared to the prior year periods principally due to a reduction in the funds withheld from Grand Central Re.
General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2012 decreased by $4.0 million and $26.0 million, respectively, compared to the prior year periods. This decrease was principally due to a decrease in long-term stock-based compensation expense, including a reduction in awards granted to retirement eligible employees.
Income tax expense (benefit). Income tax expense or benefit is generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Latin America. The effective tax rate was 3.1% and negative 1.4% for the quarter and nine months ended September 30, 2012, respectively, compared with 8.4% and negative 8.2% for the prior year periods, respectively. Our effective income tax rate, which we calculate as income tax expense or benefit divided by income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with different tax rates.

Segment Results of Operations—For the quarter and nine months ended September 30, 2012 and 2011
We monitor the performance of our underwriting operations in five segments:

•
Global insurance —We offer property and casualty excess of loss capacity from our offices in Bermuda, Dublin and London primarily to U.S. and international Fortune 1000 companies. Insurance offered from our U.S. offices is included within our U.S. insurance segment. Principal lines of business include aviation, excess liability, professional lines and property.

•
U.S. insurance —We offer property and casualty insurance coverage from our offices in the United States primarily to Fortune 3000 companies. Principal lines of business include general/excess liability, marine, professional liability and property.

•
Reinsurance—We offer property and casualty quota share and excess of loss reinsurance from our offices in Bermuda, Bogotá, Buenos Aires, Dublin, London, Rio de Janeiro and the United States to insurance and reinsurance companies worldwide. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

•
Alterra at Lloyd’s—We offer property and casualty quota share and excess of loss insurance and reinsurance from our offices in London, Dublin and Zurich, primarily to medium- to large- sized international clients. Principal lines of business include accident & health, agriculture, aviation, financial institutions, international casualty, marine, professional liability and property.

•
Life and annuity reinsurance—We previously offered reinsurance products focusing on blocks of life and annuity business, which took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. In 2010 we determined not to write any new life and annuity contracts in the foreseeable future.

We also have a corporate function that includes our investment and financing activities.
We manage our invested assets on an aggregated basis, and do not allocate investment income and realized and unrealized gains on investments to the property and casualty segments. However, due to the longer duration of liabilities on life and annuity reinsurance business, and the accretion of the discounted carrying value of life and annuity benefits, investment returns are important in evaluating the profitability of this segment. Consequently, we allocate investment returns to this segment based on a notional allocation of invested assets from the consolidated portfolio using durations that are determined based on estimated cash flows for the life and annuity reinsurance segment. The balance of investment returns from this consolidated portfolio is allocated to the corporate function for the purposes of segment reporting.
We monitor the performance of all of our segments other than life and annuity reinsurance on the basis of underwriting income, loss ratio, acquisition cost ratio, general and administrative expense ratio and combined ratio along with other metrics. We monitor the performance of our life and annuity reinsurance business on the basis of income before taxes for the segment, which includes revenue from net premiums earned and allocated net investment income, and expenses from claims and policy benefits, acquisition costs and general and administrative expenses.
Effective January 1, 2012, we redefined certain of our operating and reporting segments. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment, has been reclassified to the U.S. insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is our principal insurance underwriting platform for retail distribution in the United States. Reinsurance business written for clients in Latin America through our offices in Rio de Janeiro, Bogotà and Buenos Aires was reclassified from our reinsurance and Alterra at Lloyd's segments into a new Latin America segment.
Effective July 1, 2012, we redefined our reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. Our Latin America business will now be combined with and reported as part of the reinsurance segment.
The changes in reporting segments reflect changes in the monitoring of our underwriting operations and information regularly reviewed by our senior management. Segment disclosures for comparative periods have been re-presented to reflect these changes.

Global Insurance Segment

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$81,627	$73,297	11.4%	$273,674	$268,101	2.1%
Reinsurance premiums ceded	(44,157)	(37,625)	17.4%	(140,632)	(131,282)	7.1%
Net premiums written	$37,470	$35,672	5.0%	$133,042	$136,819	(2.8)%

Net premiums earned	$44,134	$45,011	(1.9)%	$138,540	$140,489	(1.4)%
Net losses and loss expenses	(31,631)	(21,288)	48.6%	(72,437)	(76,601)	(5.4)%
Acquisition costs	(124)	748	(116.6)%	(422)	1,601	(126.4)%
General and administrative expenses	(6,328)	(6,699)	(5.5)%	(19,722)	(21,425)	(7.9)%
Other income	—	—	—	816	814	0.2%
Underwriting income	$6,051	$17,772	(66.0)%	$46,775	$44,878	4.2%

Loss ratio (a)	71.7%	47.3%		52.3%	54.5%
Acquisition cost ratio (b)	0.3%	(1.7)%		0.3%	(1.1)%
General and administrative expense ratio (c)	14.3%	14.9%		14.2%	15.3%
Combined ratio (d)	86.3%	60.5%		66.8%	68.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended September 30, 2012	% of Premium Written	% Ceded	Quarter Ended September 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$5,996	7.3%	33.6%	$6,736	9.2%	29.1%
Excess liability	23,746	29.1%	45.8%	20,365	27.8%	46.8%
Professional liability	36,558	44.8%	65.7%	30,590	41.7%	59.4%
Property	15,327	18.8%	47.3%	15,606	21.3%	51.0%
	$81,627	100.0%	54.1%	$73,297	100.0%	51.3%

	Nine Months Ended September 30, 2012	% of Premium Written	% Ceded	Nine Months Ended September 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$11,252	4.1%	69.5%	$11,966	4.5%	31.9%
Excess liability	80,367	29.4%	53.6%	77,301	28.8%	52.6%
Professional liability	120,431	44.0%	49.5%	117,521	43.8%	45.9%
Property	61,624	22.5%	48.8%	61,313	22.9%	53.5%
	$273,674	100.0%	51.4%	$268,101	100.0%	49.0%

Premiums. Gross premiums written for the quarter and nine months ended September 30, 2012 increased by 11.4% and 2.1%, respectively, compared to the prior year periods. The increase for the quarter was principally due to negative premium adjustments of $6.3 million in the professional liability line of business that adversely impacted the quarter ended September 30, 2011 compared to positive premium adjustments of $0.7 million in the quarter ended September 30, 2012. The modest increase for the nine months ended September 30, 2012 was principally due to improved market conditions and new business written in the excess liability and professional liability lines of business.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2012 was 54.1% and 51.4%, respectively, compared to 51.3% and 49.0% in the prior year periods. The amount of reinsurance that we purchase can vary significantly by line of business and within lines of business. The increase in the percentage of reinsurance premiums ceded on our aviation line of business for the nine months ended September 30, 2012 was due principally to premium adjustments on an excess of loss reinsurance treaty.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the quarter ended September 30, 2012 increased by 24.4 percentage points and decreased 2.2 percentage points for the nine months ended September 30, 2012, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves in the quarter and nine months ended September 30, 2012 of $1.8 million and $30.3 million, respectively, compared to $18.5 million and $40.6 million in the quarter and nine months ended September 30, 2011, respectively;

•
Net favorable loss development in the quarter ended September 30, 2012 was principally in the following lines of business and accident years: property (2010), professional liability (2006) and aviation (2010) partially offset by net unfavorable prior year loss development in the excess liability line of business. Predominantly favorable prior year development of the excess liability reserves was more than offset by increased case reserve estimates on three contracts. Net favorable loss development in the nine months ended September 30, 2012 was recognized across all lines of business, but principally in the following lines and accident years: professional liability (2006) and property (2009-2010);

•
The prior year loss reserve development reduced the loss ratio by 4.2 and 21.8 percentage points for the quarter and nine months ended September 30, 2012, respectively, compared to 41.1 and 28.9 percentage points for the quarter and nine months ended September 30, 2011, respectively. Excluding the impact of net favorable loss development, the loss ratio was 75.8% and 74.1% for the quarter and nine months ended September 30, 2012, respectively, compared to 88.4% and 83.4% for the quarter and nine months ended September 30, 2011, respectively. The decrease for both periods was principally due to a decrease in net losses related to property catastrophe events; and

•
For the quarter and nine months ended September 30, 2012, we had no significant losses associated with significant property catastrophe events. For the quarter ended September 30, 2011, our results included $8.7 million of net losses relating to Hurricane Irene and other natural disasters, including increased loss estimates for property catastrophe events from the first and second quarters of 2011. For the nine months ended September 30, 2011, our results included $15.1 million of net losses related to property catastrophe events. A portion of the losses in the prior year periods fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. The acquisition cost ratio was consistent for both the quarter and nine months ended September 30, 2012 compared to the prior year periods.
General and administrative expenses. General and administrative expenses and the general and administrative expense ratio for the quarter ended September 30, 2012 were consistent with the prior year period. For the nine months ended September 30, 2012, general and administrative expenses decreased 7.9% compared to the prior year period. The decrease was principally due to a reduction in incentive-based compensation expense.

U.S. Insurance Segment

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$88,006	$84,858	3.7%	$304,474	$272,417	11.8%
Reinsurance premiums ceded	(40,083)	(30,579)	31.1%	(162,101)	(97,123)	66.9%
Net premiums written	$47,923	$54,279	(11.7)%	$142,373	175,294	(18.8)%

Net premiums earned	$47,965	$55,275	(13.2)%	$159,560	167,353	(4.7)%
Net losses and loss expenses	(46,489)	(36,002)	29.1%	(121,386)	(108,429)	11.9%
Acquisition costs	(4,404)	(9,669)	(54.5)%	(18,269)	(28,055)	(34.9)%
General and administrative expenses	(11,337)	(10,228)	10.8%	(35,809)	(32,872)	8.9%
Other income	—	58	(100.0)%	81	195	(58.5)%
Underwriting (loss) income	$(14,265)	$(566)	n/m	$(15,823)	(1,808)	n/m

Loss ratio (a)	96.9%	65.1%		76.1%	64.8%
Acquisition cost ratio (b)	9.2%	17.5%		11.4%	16.8%
General and administrative expense ratio (c)	23.6%	18.5%		22.4%	19.6%
Combined ratio (d)	129.7%	101.1%		110.0%	101.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended September 30, 2012	% of Premium Written	% Ceded	Quarter Ended September 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$17,787	20.2%	52.5%	$11,104	13.1%	40.7%
Marine	25,333	28.8%	29.1%	22,189	26.1%	32.8%
Professional Liability	17,185	19.5%	49.0%	13,318	15.7%	42.3%
Property	27,226	30.9%	55.5%	20,724	24.4%	23.6%
	$87,531	99.5%	46.0%	$67,335	79.4%	33.1%
Contract binding business - Property	$22	—%	—%	$3,702	4.4%	47.4%
Contract binding business - General Liability	$453	0.5%	—%	$13,821	16.2%	47.1%
Gross Premiums Written excluding Contract binding business	$88,006	100.0%	45.5%	$84,858	100.0%	36.0%

	Nine Months Ended September 30, 2012	% of Premium Written	% Ceded	Nine Months Ended September 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$60,398	19.8%	47.6%	$32,040	11.8%	34.4%
Marine	79,168	26.0%	35.4%	64,687	23.7%	37.1%
Professional Liability	41,526	13.6%	42.3%	28,449	10.4%	36.2%
Property	102,743	33.7%	66.7%	94,978	34.9%	39.1%
	283,835	93.2%	50.4%	220,154	80.8%	37.4%
Contract binding business - Property	4,447	1.5%	104.0%	11,267	4.1%	34.5%
Contract binding business - General Liability	16,192	5.3%	89.9%	40,996	15.1%	26.4%
Gross Premiums Written excluding Contract binding business	304,474	100.0%	53.2%	272,417	100.0%	35.7%

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
Premiums. Gross premiums written for the quarter and nine months ended September 30, 2012 increased 3.7% and 11.8%, respectively, compared to the prior year periods. Excluding the contract binding business which we ceased writing in the quarter ended June 30, 2012, gross premiums written increased 30.0% and 28.9% for the quarter and nine months ended September 30, 2012, respectively, compared to the prior year periods. Significant factors affecting gross premiums written were:

•
Growth in wholesale excess casualty business (which is included within our general/excess liability line of business) of $8.6 million and $30.7 million for the quarter and nine months ended September 30, 2012, respectively. We commenced writing wholesale excess casualty business in the third quarter of 2011;

•	Continued expansion of our retail Alterra Insurance USA platform, principally in the professional liability line of business;

•	Growth in our marine line of business resulting from the expansion of our underwriting team; and

•
A decrease in general liability insurance written through the brokerage distribution channel of $4.0 million and $10.7 million for the quarter and nine months ended September 30, 2012, respectively, compared to the prior year periods. We ceased writing this product line in the first quarter of 2012.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2012 was 45.5% and 53.2%, respectively, compared to 36.0% and 35.7% in the prior year periods. The increase in the percentage of premiums ceded in the quarter and nine months ended September 30, 2012 was due principally to a new quota share reinsurance treaty covering our brokerage-sourced property business that was entered into in the first quarter of 2012 and an increase in excess liability business written, which is ceded at a higher percentage than the general liability business written in the prior year period. In addition, the 100% cession of $18.4 million of gross premiums written from the contract binding business affected both general liability and property lines for the nine months ended September 30, 2012. Overall, our ratio of reinsurance premiums ceded to gross premiums written is increasing due to a shift in business mix within the segment to newer product lines including our wholesale excess casualty line and our retail Alterra Insurance USA platform on which we purchase more reinsurance than on our more established lines of business.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the quarter and nine months ended September 30, 2012 increased 31.8 and 11.3 percentage points, respectively, compared to the prior year periods. Significant items that impacted the loss ratio were:

•
Net unfavorable prior year loss development of $nil and $1.0 million for the quarter and nine months ended September 30, 2012, respectively, compared to net unfavorable loss development of $0.4 million for both the quarter and nine months ended September 30, 2011. The prior year loss reserve development increased the loss ratio by 0.6 percentage points for the nine months ended September 30, 2012, and increased the loss ratio by 0.8 and 0.3 percentage points for the quarter and nine months ended September 30, 2011;

•
Excluding the impact of prior year loss development, the loss ratio was 96.9% and 75.4% for the quarter and nine months ended September 30, 2012, respectively, compared to 64.3% and 64.5% for the quarter and nine months ended September 30, 2011, respectively. The increase in loss ratio was due principally to the property catastrophe losses related to Hurricane Isaac and an increase in significant per risk losses exceeding our attritional loss ratio in the current year. In addition, changes in the mix of business, particularly an increase in the marine, excess casualty and professional liability lines of business contributed to the increase. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of net premiums earned; and

•
Our results for both the quarter and nine months ended September 30, 2012 include net losses of $13.6 million for property catastrophe losses related to Hurricane Isaac, compared to net losses of $9.8 million and $14.3 million for property catastrophe losses for the quarter and nine months ended September 30, 2011, respectively. The large loss events in 2011 included losses for natural disasters in the U.S., including tornadoes, other severe weather and flooding along the Mississippi River. A portion of catastrophe losses generally fall within our attritional loss ratio, as we expect a certain level of property losses each period.

Acquisition expenses. Acquisition costs decreased for both the quarter and nine months ended September 30, 2012 compared to the prior year periods. The decrease was due partly to a decrease in net premiums earned and also changes in the mix of business with an increase in excess casualty and retail business earned which have more favorable acquisition cost ratios. In addition, a new quota share reinsurance treaty covering our brokerage-sourced property business that was entered into in the first quarter of 2012 earns commission income compared to no such commission income in the prior year periods when an excess of loss reinsurance program was in place. In addition, the quarter and nine months ended September 30, 2012 benefited from commission income on the contract binding business that was 100% ceded.
General and administrative expenses. General and administrative expenses increased for both the quarter and nine months ended September 30, 2012 compared to the prior year periods. The increase was principally due to increased compensation costs resulting from the growth of our wholesale excess casualty and professional liability teams.

Reinsurance Segment

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$172,796	$182,535	(5.3)%	$772,823	$810,244	(4.6)%
Reinsurance premiums ceded	(30,318)	(15,874)	91.0%	(160,335)	(81,438)	96.9%
Net premiums written	$142,478	$166,661	(14.5)%	$612,488	$728,806	(16.0)%

Net premiums earned	$186,785	$206,340	(9.5)%	$569,344	$640,207	(11.1)%
Net losses and loss expenses	(98,067)	(116,769)	(16.0)%	(313,452)	(435,053)	(28.0)%
Acquisition costs	(47,159)	(46,138)	2.2%	(137,739)	(141,014)	(2.3)%
General and administrative expenses	(16,259)	(18,901)	(14.0)%	(52,631)	(68,329)	(23.0)%
Other income	1,560	777	100.8%	7,896	1,325	n/m
Underwriting income (loss)	$26,860	$25,309	6.1%	$73,418	$(2,864)	n/m

Loss ratio (a)	52.5%	56.6%		55.1%	68.0%
Acquisition cost ratio (b)	25.2%	22.4%		24.2%	22.0%
General and administrative expense ratio (c)	8.7%	9.2%		9.2%	10.7%
Combined ratio (d)	86.5%	88.1%		88.5%	100.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended September 30, 2012	% of Premium written	% Ceded	Quarter Ended September 30, 2011	% of Premium written	% Ceded
	(Expressed in thousands of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$576	0.3%	—	$998	0.5%	1.3%
Auto	2,491	1.4%	—	7,716	4.2%	—
Aviation	16,456	9.5%	4.2%	14,670	8.0%	19.9%
Credit/surety	19,018	11.0%	29.3%	8,484	4.6%	—
General casualty	11,182	6.5%	5.1%	22,870	12.6%	6.3%
Marine & energy	3,259	1.9%	13.9%	4,131	2.3%	(0.1)%
Medical malpractice	5,565	3.2%	—	6,867	3.8%	(0.1)%
Other	(882)	(0.5)%	—	1,112	0.6%	—
Professional liability	34,585	20.1%	(0.3)%	39,877	21.9%	—
Property	68,266	39.5%	33.9%	70,274	38.5%	16.4%
Whole account	2,879	1.7%	—	(1,946)	(1.1)%	—
Workers’ compensation	9,401	5.4%	—	7,482	4.1%	—
	$172,796	100.0%	17.5%	$182,535	100.0%	8.7%

	Nine Months Ended September 30, 2012	% of Premium written	% Ceded	Nine Months Ended September 30, 2011	% of Premium written	% Ceded
	(Expressed in thousand of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$23,379	3.0%	(0.2)%	$30,496	3.8%	0.4%
Auto	42,593	5.5%	—	77,812	9.6%	—
Aviation	27,801	3.6%	9.7%	15,654	1.9%	20.3%
Credit/surety	58,134	7.6%	18.3%	34,446	4.3%	—%
General casualty	49,763	6.4%	1.1%	61,522	7.6%	2.3%
Marine & energy	23,264	3.0%	4.9%	20,605	2.5%	—
Medical malpractice	24,946	3.2%	—	35,672	4.4%	1.0%
Other	4,104	0.5%	—	3,252	0.4%	0.3%
Professional liability	131,289	17.0%	(0.1)%	139,023	17.2%	—
Property	347,019	44.9%	41.9%	330,146	40.7%	23.1%
Whole account	4,478	0.6%	—	33,392	4.1%	0.1%
Workers’ compensation	36,053	4.7%	0.2%	28,224	3.5%	0.7%
	$772,823	100.0%	20.7%	$810,244	100.0%	10.1%

Effective July 1, 2012, we redefined our reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. Our Latin America business will now be combined with and reported as part of the reinsurance segment. The comparative periods have been re-presented to reflect these changes. For the quarter and nine months ended September 30, 2012, gross premiums written from our Latin America operations, which are now included in the reinsurance segment, were $68.9 million and $103.8 million, respectively. For the quarter and nine months ended September 30, 2011 gross premiums written from our Latin America operations were $61.2 million and $83.3 million, respectively.
Premiums. Gross premiums written for the quarter and nine months ended September 30, 2012 decreased by 5.3% and 4.6%, respectively, compared to the prior year periods. Significant factors affecting the gross premiums written were:
For the quarter ended September 30, 2012:

•	Gross premiums written in our credit/surety line of business increased $10.5 million principally relating to growth in our Latin America business;

•
Gross premiums written in our general casualty line of business decreased $11.7 million principally resulting from a change in timing of the renewal of the premium on one contract and a reduction in premium adjustments from positive premium estimate adjustments;

•
Gross premiums written in our professional line of business decreased $5.3 million principally relating to the non-renewal of a contract due to the clients decision to retain the risk which resulted in a decrease in written premiums of $6.3 million; and

•	The variance in gross premiums written in our whole account and auto lines of business were principally due to premium estimate adjustments recorded in the respective periods.
For the nine months ended September 30, 2012 :

•	Gross premiums written in our whole account line of business decreased $28.9 million principally due to the non-renewal of two contracts totaling $27.0 million due to unfavorable pricing;

•
Gross premiums written in our credit/surety line of business increased $23.7 million principally relating to growth in our Latin America business and the renewal of two multi-year residential mortgage contracts that were originally written two years ago;

•
Gross premiums written in our property line of business increased $16.9 million principally in our international property business where we continued to experience improvement in pricing conditions. The growth included an increase in property gross premiums written of $5.5 million related to our Latin America operations. Partially off-setting this growth was $7.4 million of gross premiums written on multi-year contracts which were recorded in the prior year period and which were not renewable in the period. In addition, the nine months ended September 30, 2011 included $15.6 million of reinstatement premiums related to catastrophe events compared to insignificant amounts for the nine months ended September 30, 2012;

•
Gross premiums written in our auto line of business decreased $35.2 million. The nine months ended September 30, 2012 included negative premium adjustments of $10.8 million compared to positive premiums adjustments of $17.3 million in the prior year period. Excluding the impact of these adjustments, the gross premiums written for the nine months ended September 30, 2012 were $53.4 million compared to $60.5 million in the prior year period. This decrease was principally related to reductions in premiums written on two contracts. These reductions related to increased rates charged by our cedants to their clients that we believe resulted in a lower premium volume of better priced business ceded to us; and

•
The variance in gross premiums written in our general casualty, aviation and medical malpractice lines of business were principally due to premium estimate adjustments recorded in the respective periods

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2012 was 17.5% and 20.7%, respectively, compared to 8.7% and 10.1% in the prior year periods. The increase was principally due to changes in our property reinsurance program, including an increase in the ceding percentage on our property quota share treaties and the purchase of a new significant excess of loss reinsurance treaty in the nine months ended September 30, 2012. We regularly monitor our need for reinsurance based on aggregate risk exposures.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio decreased by 4.1 and 12.9 percentage points for the quarter and nine months ended September 30, 2012, respectively, compared to the prior year periods. Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves in the quarter and nine months ended September 30, 2012 of $19.1 million and $27.3 million, respectively, compared $11.7 million and $58.4 million in the quarter and nine months ended September 30, 2011;

•
Prior year loss development in the quarter ended September 30, 2012 was principally related to net favorable development in property (2010 year) and general casualty (2002 year). The prior year loss development in the nine months ended September 30, 2012 was principally related to general casualty (2002-2007 years) and whole account (2006-2007 years) partially offset by unfavorable development in our medical malpractice line of business (2008-2009 years);

•
The prior year loss reserve development reduced the loss ratio by 10.2 and 4.8 percentage points for the quarter and nine months ended September 30, 2012, respectively, compared to 5.7 and 9.1 percentage points for the quarter and nine months ended September 30, 2011, respectively. Excluding the impact of net favorable loss development, the loss ratio was 62.7% and 59.9% for the quarter and nine months ended September 30, 2012, respectively, compared to 62.2% and 77.1% for the quarter and nine months ended September 30, 2011. The decrease in the loss ratio for the nine months ended September 30, 2012 was due principally to the significant decrease in property catastrophe and significant per-risk losses; and

•
The quarter and nine months ended September 30, 2012 included $1.2 million of losses related to significant property catastrophe events, principally Hurricane Isaac. The quarter and nine months ended September 30, 2012 also included a net underwriting loss (net of premiums and acquisition costs earned) of $7.7 million on our agriculture line of business. These agriculture losses relate to the severe drought conditions experienced in many parts of the United States in 2012. The quarter and nine months ended September 30, 2011 included $13.6 million and $131.6 million, respectively, in net losses related to significant property catastrophe events. The quarter ended September 30, 2011 included net losses resulting from Hurricane Irene as well as increases in our loss estimates for property catastrophe events which occurred in the first and second quarters of 2011. The nine months ended September 30, 2011 included losses resulting from the Australia floods, Cyclone Yasi, Hurricane Irene, the New Zealand earthquake, the Japan earthquake and tsunami and U.S. tornadoes and flooding.

Acquisition costs. Acquisition costs for the quarter and nine months ended September 30, 2012 decreased consistent with decreases in net premiums earned compared to the prior year periods, however, the acquisition cost ratios for both the quarter and nine months ended September 30, 2012 increased compared to the prior year periods. The reinsurance contracts we write have a wide range of acquisition cost ratios and the variance is the result of shifts in the mix of business written and earned. In addition, the nine months ended September 30, 2011 included $15.2 million of reinstatement premiums related to catastrophe events compared to insignificant reinstatement premiums in the current year periods. These reinstatement premiums had low acquisition costs associated with them thereby reducing the acquisition cost ratio for the prior year periods.
General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2012 decreased by $2.6 million and $15.7 million, respectively, compared to the prior year periods. The decreases were due principally to a reduction in compensation expense compared to the prior year periods, resulting from fewer employees and a lower level of stock based compensation granted to retirement eligible employees.
Other income. Other income for the quarter and nine months ended September 30, 2012 principally related to underwriting fees and profit commission earned from New Point Re IV.

Alterra at Lloyd’s Segment
Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses, other than underwriting activity related to Latin America, which is now included within our reinsurance segment.

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$43,074	$44,816	(3.9)%	$261,225	$225,134	16.0%
Reinsurance premiums ceded	(8,835)	(6,723)	31.4%	(74,493)	(54,820)	35.9%
Net premiums written	$34,239	$38,093	(10.1)%	186,732	$170,314	9.6%

Net premiums earned	$53,113	$39,684	33.8%	152,185	125,845	20.9%
Net losses and loss expenses	(52,342)	(24,462)	114.0%	(124,047)	(93,977)	32.0%
Acquisition costs	(10,104)	(6,230)	62.2%	(26,981)	(28,828)	(6.4)%
General and administrative expenses	(7,342)	(8,007)	(8.3)%	(24,293)	(24,033)	1.1%
Other income	1	(27)	(103.7)%	8	353	(97.7)%
Underwriting (loss) income	$(16,674)	$958	n/m	$(23,128)	$(20,640)	12.1%

Loss ratio (a)	98.5%	61.6%		81.5%	74.7%
Acquisition cost ratio (b)	19.0%	15.7%		17.7%	22.9%
General and administrative Expense ratio (c)	13.8%	20.2%		16.0%	19.1%
Combined ratio (d)	131.4%	97.5%		115.2%	116.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended September 30, 2012	% of Premium Written	% Ceded	Quarter Ended September 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$9,574	22.2%	(2.8)%	$9,523	21.2%	0.1%
Agriculture	(2,627)	(6.1)%	—	—	—	—
Aviation	2,914	6.8%	57.6%	4,130	9.2%	61.3%
Financial institutions	6,566	15.2%	—%	3,591	8.0%	1.2%
International casualty	6,093	14.1%	(0.2)%	7,903	17.6%	(0.1)%
Marine	2,014	4.7%	0.1%	—	—	—
Professional liability	4,980	11.6%	10.1%	440	1.1%	544.1%
Property	13,560	31.5%	66.5%	19,229	42.9%	9.1%
	$43,074	100.0%	20.5%	$44,816	100.0%	15.0%

	Nine Months Ended September 30, 2012	% of Premium Written	% Ceded	Nine Months Ended September 30, 2011	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$35,256	13.5%	22.4%	$31,447	14.0%	14.1%
Agriculture	18,355	7.0%	—%	—	—%	—%
Aviation	8,620	3.3%	101.9%	7,707	3.4%	75.6%
Financial institutions	18,870	7.2%	18.8%	19,068	8.5%	26.7%
International casualty	63,784	24.4%	8.9%	49,955	22.2%	4.0%
Marine	7,022	2.7%	(3.0)%	—	—%	—%
Professional liability	17,539	6.7%	23.3%	18,828	8.4%	21.2%
Property	91,779	35.2%	48.9%	98,129	43.5%	34.1%
	$261,225	100.0%	28.5%	$225,134	100.0%	24.3%

Premiums. Gross premiums written for the quarter ended September 30, 2012 decreased 3.9% compared to the prior year period. The decrease was principally the result of a decrease of $5.7 million in property premiums written due to a reduction in our appetite for property catastrophe risks in this segment, partially offset by our marine line of business, being new in 2012, and increases in our financial institutions and professional liability lines of business.
Gross premiums written for the nine months ended September 30, 2012 increased 16.0% compared to the prior year period. The increase in gross premiums written was primarily due to:

•
An increase of $18.4 million in our agriculture line of business. Our Alterra at Lloyd’s segment commenced writing agriculture business in the first quarter of 2012. The majority of this business was written previously in our reinsurance segment and was renewed in 2012 in our Alterra at Lloyd’s segment;

•	An increase of $13.8 million in our international casualty line of business. The increase reflects the continued expansion of our client base;

•	The addition of a marine underwriting team to Alterra at Lloyd's, increasing gross premiums written by $7.0 million; and

•
Partially offsetting these increases was a decline of gross premiums written in our property line of business principally due to a reduction in our appetite for property catastrophe risks in this segment.

The ratio of reinsurance premiums ceded to gross premiums written for the quarter and nine months ended September 30, 2012 was 20.5% and 28.5%, respectively, compared to 15.0% and 24.3% for the prior year periods. The increase in the ratio was principally due to changes in mix of business and the timing of renewal of certain reinsurance treaties.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expense. The loss ratio for the quarter and nine months ended September 30, 2012 increased 36.9 and 6.8 percentage points, respectively, compared to the prior year periods. Significant items impacting the loss ratios were:

•
Net favorable development of prior year loss reserves in the quarter ended September 30, 2012 was $1.7 million and in the nine months ended September 30, 2012 there was net unfavorable development of $2.8 million. This compared to net favorable development of $1.9 million and $11.8 million, respectively, in the quarter and nine months ended September 30, 2011;

•
The net favorable development in the quarter ended September 30, 2012 was principally on our accident & health and financial institutions lines of business, offset by unfavorable development on our professional liability and international casualty lines of business. The net unfavorable development in the nine months ended September 30, 2012 was principally on our international casualty line of business partially offset by net favorable development in our property and financial institutions lines of business;

•
The prior year loss reserve development reduced the loss ratio by 3.3 percentage points for the quarter ended September 30, 2012 and increased the loss ratio by 1.8 percentage points for the nine months ended September 30, 2012. This compared to a reduction of 4.9 and 9.4 percentage points for the quarter and nine months ended September 30, 2011. Excluding the impact of prior year loss development, the loss ratio was 101.8% and 79.7% for the quarter and nine months ended September 30, 2012, respectively, compared to 66.5% and 84.1% for the quarter and nine months ended September 30, 2011, respectively. The increase for the quarter ended September 30, 2012 was principally related to the agriculture losses described below, and to changes in the mix of business, particularly an increase in casualty and agriculture lines of business. These lines of business have a higher average loss ratio than property lines, which have declined as a percentage of net premiums earned. The decrease for the nine months ended September 30, 2012 was due principally to fewer major property catastrophe events during 2012 compared to 2011, partially offset by an increase due to the change in business mix; and

•
The quarter and nine months ended September 30, 2012 included a net underwriting loss (net of premiums and acquisition costs earned) of $14.8 million on our agriculture line of business. These agriculture losses relate to the severe drought conditions experienced in many parts of the United States in 2012. The quarter and nine months ended September 30, 2011 included $10.7 million and $47.8 million, respectively, in significant property catastrophe-related losses. Property catastrophe losses for the quarter ended September 30, 2011 were principally related to increased loss estimates for the 2011 New Zealand earthquakes. The nine months ended September 30, 2011 included losses resulting from natural disasters in the U.S., the Australia floods, Cyclone Yasi, the New Zealand earthquake and the Japan earthquake and tsunami. A portion of the losses in the prior year period fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Acquisition expenses. The acquisition cost ratio increased 3.3 percentage points and decreased 5.2 percentage points, respectively, for the quarter and nine months ended September 30, 2012 compared to the prior year periods. The increase for the quarter ended September 30, 2012 was principally attributable to changes in the mix of business written with a higher proportion of net premiums earned from our direct & facultative property insurance and financial institutions business and a lower proportion from our property reinsurance business. The decrease for the nine months ended September 30, 2012 was principally attributable to changes in the mix of business written with a higher proportion of net premiums earned from our international casualty and agriculture lines of business, which generally have lower acquisition cost ratios compared to other lines, and a decrease in the proportion from professional liability.
General and administrative expenses. General and administrative expenses for the quarter and nine months ended September 30, 2012 decreased $0.7 million and increased $0.3 million, respectively, compared to the prior year periods. However, net premiums earned increased significantly in 2012 compared to 2011, which resulted in the general and administrative expense ratio decreasing 6.4 and 3.1 percentage points, respectively, for the quarter and nine months ended September 30, 2012 compared to the respective prior year periods.

Life and Annuity Reinsurance Segment

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Net premiums earned	$641	$732	(12.4)%	$1,962	$1,976	(0.7)%
Net investment income	13,224	12,131	9.0%	41,466	37,019	12.0%
Net realized and unrealized losses on investments	—	(6,407)	(100.0)%	—	(4,899)	(100.0)%
Claims and policy benefits	(11,838)	(14,538)	(18.6)%	(38,576)	(44,818)	(13.9)%
Acquisition costs	(132)	(145)	(9.0)%	(407)	(426)	(4.5)%
General and administrative expenses	(74)	(145)	(49.0)%	(227)	(581)	(60.9)%
Other income	—	(8)	(100.0)%	—	(31)	(100.0)%
Income (loss)	$1,821	$(8,380)	n/m	$4,218	$(11,760)	n/m

There were no new life and annuity contracts written during the quarter and nine months ended September 30, 2012 or 2011. In 2010 we decided not to write any new life and annuity contracts for the foreseeable future. This decision does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.
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

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	% change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% change
	(Expressed in thousands of U.S. Dollars)
Net investment income	$53,518	$60,335	(11.3)%	$166,925	$177,766	(6.1)%
Net realized and unrealized gains (losses) on investments	$20,436	$(7,972)	n/m	$59,410	$(32,564)	n/m
Net impairment losses recognized in earnings	$(592)	$(861)	(31.2)%	$(6,531)	$(2,243)	191.2%
Average annualized yield on cash and fixed maturities	2.82%	3.13%		2.95%	3.12%

Net investment income. Net investment income for the quarter and nine months ended September 30, 2012 decreased compared to the respective prior year periods. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio.
Net realized and unrealized gains (losses) on investment include the following:

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Expressed in thousands of U.S. Dollars)
Increase (decrease) in fair value of hedge funds	$8,245	$(7,668)	$9,030	$(6,380)
(Decrease) increase in fair value of derivatives	(687)	(6,636)	5,880	(9,796)
Decrease in fair value of catastrophe bonds	—	—	—	(25,641)
Increase (decrease) in fair value of structured deposit	1,003	(2,007)	713	(1,957)
Income from equity method investments	5,167	579	15,677	422
Increase (decrease) in fair value of other investments	13,728	(15,732)	31,300	(43,352)
Net realized gains on available for sale securities	3,087	6,097	22,836	9,520
Net realized and unrealized gains on trading securities	3,621	1,663	5,274	1,268
Net realized and unrealized gains (losses) on investments	$20,436	$(7,972)	$59,410	$(32,564)

Change in fair value of other investments. Our investments in hedge funds comprises the majority of other investments. The increase in fair value of the hedge fund portfolio was $8.2 million, or a 2.56% rate of return, for the quarter ended September 30, 2012, compared to a decrease of $7.7 million, or a negative 2.33% rate of return, for the quarter ended September 30, 2011. The increase in fair value of the hedge fund portfolio was $9.0 million, or a 2.98% rate of return for the nine months ended September 30, 2012 compared to a decrease of $6.4 million, or a negative 1.81% rate of return for the nine months ended September 30, 2011. The rate of return of 2.98% for the nine months ended September 30, 2012 compares to the HFRI Fund of Funds Composite Index returning 3.38% over the same period, which we believe is our most relevant benchmark.
The allocation of invested assets to our hedge fund portfolio as of September 30, 2012 was 3.3%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.
The fair value of derivatives decreased by $0.7 million and increased by $5.9 million for the quarter and nine months ended September 30, 2012, respectively, compared to decreases in fair value of $6.6 million and $9.8 million for the quarter and nine months ended September 30, 2011, respectively. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The majority of the loss for the current quarter resulted from foreign exchange forward contracts and the majority of the gain for the nine months ended September 30, 2012 resulted from interest rate swap positions, both taken as part of a total return strategy followed by a portion of our investment portfolio.

The decrease in fair value of the catastrophe bonds during the nine months ended September 30, 2011, principally was due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan. During the second quarter of 2011, we disposed of all catastrophe bond holdings.
As of September 30, 2012, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit increased by $1.0 million and $0.7 million, respectively, during the quarter and nine months ended September 30, 2012 due to an increase in the reference index.
Income from equity method investments for the quarter and nine months ended September 30, 2012 principally comprised our equity share of net income from New Point IV.
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
Net realized and unrealized gains on our fixed maturities portfolios for the quarter and nine months ended September 30, 2012 were $6.7 million and $28.1 million, respectively, compared to gains of $7.8 million and $10.8 million for the quarter and nine months ended September 30, 2011, respectively. Most of the realized gains in the nine months ended September 30, 2012 related to sales of longer duration securities, taking advantage of gains caused by declining long term interest rates and at the same time reducing our exposure to longer duration securities.
Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings of $0.6 million and $6.5 million for the quarter and nine months ended September 30, 2012, respectively, and $0.9 million and $2.2 million for the quarter and nine months ended September 30, 2011, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. Of the $0.6 million of impairment losses during the quarter ended September 30, 2012, $0.1 million were due to estimated credit losses. The remainder was recognized as impairment losses due to our decision in March 2012 to sell our holdings of convertible bond securities prior to any recovery in value. Most of our convertible bond portfolio was sold in April 2012 for a net realized gain. A discussion of our process for estimating other-than-temporary impairments is included in Note 5 of our unaudited consolidated interim financial statements included herein.

Financial Condition
Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $7,970.9 million as of September 30, 2012 compared to $7,814.7 million as of December 31, 2011, an increase of 2.0%. The increase in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, and the increase in fair value of our available for sale portfolio offset by payments for share repurchases and dividends.
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
We perform quarterly reviews of our fixed maturities portfolio and utilize a process that considers numerous indicators in order to identify investments that show signs of potential other than temporary impairments. The indicators include the issuer’s financial condition and ability to make future scheduled interest and principal payments, benchmark yield spreads, the nature of collateral or other credit support and significant economic events that have occurred that affect the industry in which the issuer participates.
Our fixed maturity portfolio comprises high quality, liquid securities. As of September 30, 2012, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of our unaudited consolidated interim financial statements included herein.
Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of September 30, 2012.
We performed a review of securities in an unrealized loss position as of September 30, 2012 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to credit losses in mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary.
We continue to monitor the ongoing uncertainty over the financial health of certain European governments and corporate institutions and our exposure to the credit risk of investments in these entities. As of September 30, 2012, we held European government securities with a fair value of $803.1 million, distributed as follows:

	As of September 30, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
France	$285,840	35.6%
Germany	266,144	33.1%
Netherlands	154,432	19.3%
United Kingdom	56,689	7.1%
Belgium	21,945	2.7%
Norway	7,267	0.9%
Denmark	4,290	0.5%
All others	6,522	0.8%
European government holdings	$803,129	100.0%
As of September 30, 2012, we held no government securities issued by Greece, Ireland, Italy, Portugal or Spain.

As of September 30, 2012, we held European corporate securities with a fair value of $773.8 million. The distribution by country was as follows:

	As of September 30, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
United Kingdom	$98,044	30,304	99,543	227,891
Netherlands	48,522	2,552	58,796	109,870
France	44,111	841	55,923	100,875
Germany	86,571	—	12,538	99,109
Supranational	79,806	—	—	79,806
Switzerland	65,491	—	2,099	67,590
Norway	18,941	—	23,502	42,443
Sweden	25,469	—	—	25,469
Luxembourg	—	—	12,084	12,084
Ireland	1,181	—	2,274	3,455
Denmark	3,007	—	—	3,007
Jersey	—	—	1,670	1,670
Spain	—	—	515	515
European corporate holdings	$471,143	33,697	268,944	773,784

The distribution by credit rating (using the lower of S&P and Moody's ratings) was as follows:

	As of September 30, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
AAA	$256,712	27,231	—	283,943
AA	65,701	1,548	58,320	125,569
A	127,976	3,419	179,278	310,673
BBB	14,065	—	21,640	35,705
BB	4,736	1,499	3,437	9,672
B	1,953	—	6,269	8,222
European corporate holdings	$471,143	33,697	268,944	773,784

As of September 30, 2012, we held corporate securities issued by European banking institutions with a fair value of $471.1 million, distributed as follows:

	As of September 30, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
European Investment Bank	$75,071	15.9%
KFW	59,274	12.6%
Credit Suisse Group	34,680	7.4%
UBS AG	33,502	7.1%
HSBC Holdings plc	32,721	6.9%
Barclays plc	27,607	5.9%
Lloyds Banking Group plc	26,413	5.6%
Cooperatieve Central Raiffeisen-Voerenlee	19,225	4.1%
BNP Paribas SA	18,962	4.0%
All other	143,688	30.5%
European banking institution holdings	$471,143	100.0%
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
We are able to redeem the hedge fund portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. The timing of the redemption maybe be impacted if the funds in which we invest have a lock up period (this refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem), a gate imposed (where the fund has denied or delayed a redemption in order to allow the execution of an orderly redemption process) or the fund has invested a portion of their assets in illiquid securities, such as private equity and convertible debt, through a side pocket. The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of September 30, 2012, we estimate that over 82.7% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available.
Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from September 30, 2012 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of September 30, 2012
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$71,942	27.1%
Between 91 to 180 days	53,327	20.1%
Between 181 to 365 days	81,244	30.6%
Greater than 365 days	58,955	22.2%
Total hedge funds	$265,468	100.0%
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
Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,149.7 million as of September 30, 2012 compared to $1,068.1 million as of December 31, 2011, an increase of 7.6%. This increase resulted principally from additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the nine months ended September 30, 2012.
Losses recoverable from reinsurers on property and casualty business were $1,117.6 million and $1,034.9 million as of September 30, 2012 and December 31, 2011, respectively. Benefits recoverable from reinsurers on life and annuity business were $32.1 million and $33.2 million as of September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012, 87.2% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company, 7.2% were rated “A-” and the remaining 5.6% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 3.0% of our losses and benefits recoverable as of September 30, 2012. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 138.5% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 87.9% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of September 30, 2012, 97.9% of our losses and benefits recoverable were not due for payment.
Liabilities for property and casualty losses. Property and casualty losses totaled $4,460.0 million as of September 30, 2012 compared to $4,216.5 million as of December 31, 2011, an increase of 5.8%. During the nine months ended September 30, 2012, we incurred gross losses of $834.2 million and we paid $582.0 million in property and casualty losses. Included in gross losses was gross favorable development on prior year reserves of $106.1 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $464.2 million in property and casualty losses during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011 our gross property and casualty loss reserves by type and by segment were as follows:

	As of September 30, 2012			As of December 31, 2011
	Case	IBNR	Total	Case	IBNR	Total
	(Expressed in thousands of U.S. Dollars)
Global Insurance
Casualty	$352,231	$838,794	$1,191,025	$314,812	$822,820	$1,137,632
Property	83,743	58,570	142,313	104,644	43,707	148,351
	435,974	897,364	1,333,338	419,456	866,527	1,285,983

U.S. Insurance
Casualty	106,699	235,502	342,201	87,089	190,437	277,526
Property	30,928	57,579	88,507	41,614	37,926	79,540
	137,627	293,081	430,708	128,703	228,363	357,066

Reinsurance
Casualty	575,397	1,090,983	1,666,380	523,794	1,135,743	1,659,537
Property	277,370	225,642	503,012	259,587	203,322	462,909
	852,767	1,316,625	2,169,392	783,381	1,339,065	2,122,446

Alterra at Lloyd's
Casualty	47,809	222,952	270,761	43,169	166,508	209,677
Property	101,879	153,967	255,846	116,427	124,939	241,366
	149,688	376,919	526,607	159,596	291,447	451,043

Total	$1,576,056	$2,883,989	$4,460,045	$1,491,136	$2,725,402	$4,216,538

Casualty	$1,082,136	$2,388,231	$3,470,367	$968,864	$2,315,508	$3,284,372
Property	493,920	495,758	989,678	522,272	409,894	932,166
Total	$1,576,056	$2,883,989	$4,460,045	$1,491,136	$2,725,402	$4,216,538
In the above table, the following lines of business are included within property: agriculture, aviation, marine & energy, property and other. The following lines of business are included within casualty: accident & health, auto, credit, excess liability, financial institutions, general casualty, international casualty, medical malpractice, professional liability, surety, whole account and workers compensation.
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
Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,148.3 million at September 30, 2012 compared to $1,190.7 million as of December 31, 2011. The decrease was principally attributable to benefits payments exceeding the change in estimate of the life and annuity benefits liability balance. We paid $75.4 million of benefit payments during the nine months ended September 30, 2012.
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the senior notes outstanding as of September 30, 2012 was $90.6 million.
Shareholders’ equity. Our shareholders’ equity increased to $2,923.2 million as of September 30, 2012 from $2,809.2 million as of December 31, 2011, an increase of 4.1%, principally due to an increase in accumulated other comprehensive income of $98.3 million, driven by an increase in net unrealized gains on investments in the nine months ended September 30, 2012. The net income of $195.6 million generated in the nine months ended September 30, 2012 was offset by the repurchase of $158.7 million of common shares and warrants and the declaration of dividends of $42.5 million.
Liquidity. We generated $257.2 million of cash from operations during the nine months ended September 30, 2012 compared to $275.5 million for the nine months ended September 30, 2011. The principal factors that impact our operating cash flow are premium collections and payments, and the timing of loss and benefit payments and recoveries.
Our casualty business generally has a long claim-tail. As a result, we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves on our balance sheet. Our property business generally has a short claim-tail. Consequently, we expect volatility in our operating cash flow levels as losses are incurred. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 4.6 years. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.
While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $250.0 million using our current credit facilities, subject to certain conditions. Our largest credit facility, a $1,100.0 million four-year secured facility, expires in December 2015. Our unrestricted cash and cash equivalents balance was $405.8 million as of September 30, 2012. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of September 30, 2012. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.
As a holding company, Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of September 30, 2012, Alterra Bermuda met all minimum solvency and liquidity requirements.
In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of September 30, 2012, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available, subject to certain conditions. On that date, we had $570.6 million in letters of credit outstanding under these facilities. We also had a British pound sterling, or GBP, denominated letter of credit facility of GBP 30.0 million ($48.5 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($27.1 million) was utilized as of September 30, 2012. Each of our credit facilities requires that we comply with certain financial covenants, which may include covenants related to maximum debt to capital ratio, minimum consolidated tangible net worth, minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of September 30, 2012.
As of September 30, 2012, we provided $285.5 million in Funds at Lloyds. These amounts are not available for distribution for the payment of dividends. Our Funds at Lloyd’s commitments are met using cash and fixed maturity securities. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.
Capital resources. As of September 30, 2012, total shareholders’ equity was $2,923.2 million compared to $2,809.2 million as of December 31, 2011, an increase of 4.1%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the U.S. Securities and Exchange Commission (“SEC”) that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I. In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra. In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of September 30, 2012. The senior notes are guaranteed by Alterra.
We believe that we have sufficient capital to meet our foreseeable financial obligations.
We may repurchase our securities from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended September 30, 2012, we repurchased 939,193 common shares for $21.7 million. As of September 30, 2012, the aggregate amount available under our Board approved share repurchase plan was $201.7 million.
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
As of September 30, 2012, we were rated as follows:

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
On September 4, 2012, we paid a dividend to shareholders of $0.16 per share for an aggregate amount of $14.8 million. On November 6, 2012, our Board of Directors declared a dividend of $0.16 per share for an estimated aggregate amount of $15.4 million payable to shareholders on December 4, 2012. Future cash dividends are at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.
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

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Expressed in thousands of U.S. Dollars, except share and per share amounts)
Net income	$37,652	$48,386	$195,616	$34,334
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax (a)	(5,465)	1,807	(26,732)	29,120
Net foreign exchange (gains) losses, net of tax	(54)	(111)	(68)	1,461
Net operating income	$32,133	$50,082	$168,816	$64,915

Net income per diluted share	$0.38	$0.46	$1.93	$0.32
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax	(0.06)	0.02	(0.26)	0.27
Net foreign exchange losses, net of tax	—	—	—	0.01
Net operating income per diluted share	$0.33	$0.47	$1.67	$0.61

Weighted average common shares outstanding - basic	95,791,466	104,830,300	98,785,999	105,866,771
Weighted average common shares outstanding - diluted	98,610,267	105,665,282	101,252,927	107,092,882

Annualized net income	$150,608	$193,544	$260,821	$45,779
Annualized net operating income	$128,532	$200,328	$225,088	$86,553

Average shareholders’ equity (b)	$2,887,456	$2,818,210	$2,856,401	$2,799,260

Annualized return on average shareholders’ equity	5.2%	6.9%	9.1%	1.6%
Annualized net operating return on average shareholders’ equity	4.5%	7.1%	7.9%	3.1%
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
As of September 30, 2012, 95.8% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of September 30, 2012, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, generally must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Our guidelines permit three of our investment managers (managing approximately 2.5% of our invested assets by fair value as of September 30, 2012) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of September 30, 2012, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.7%, or approximately $336.2 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.2%, or approximately $369.0 million.
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
As of September 30, 2012, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.2%, or approximately $0.6 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.2%, or approximately $0.6 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of September 30, 2012, our hedge fund portfolio’s VaR was estimated to be 11.0% at the 99.0% level of confidence and with a three-month time horizon.

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
As of September 30, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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
Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended September 30,

2012.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings
Two lawsuits filed in the United States District Court for the Northern District of Georgia name Alterra Bermuda, along with approximately 100 other insurance companies and brokers, as a defendant. The claims in each case are that the defendants conspired to manipulate bidding practices for insurance policies in certain insurance lines and failed to disclose certain commission arrangements. On August 1, 2012, Alterra Bermuda entered into a settlement and release agreement with the plaintiffs of each suit pursuant to which both agreed to dismiss, with prejudice, all of their claims against the Company in exchange for an aggregate payment by Alterra Bermuda of $225,000. On August 17, 2012, the District Court issued orders of voluntary dismissal of Alterra Bermuda from both law suits.

ITEM 1A. Risk Factors
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2011 Annual Report on Form 10-K filed on February 24, 2012. There were no material changes from these risk factors during the three months ended September 30, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchase our common shares and/or securities convertible into common shares from time to time through the open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended September 30, 2012, we repurchased 939,193 common shares for $21.7 million. As of September 30, 2012, the aggregate amount available under our Board-approved repurchase plan was $201.7 million.
The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(July 1, 2012 to July 31, 2012)	709,690	$23.10	697,007	$ 106.9 million
(August 1, 2012 to August 31, 2012)	229,503	$23.16	224,700	$ 201.7 million
(September 1, 2012 to September 30, 2012)	—	$—	—	$ 201.7 million
Total (July 1, 2012 to September 30, 2012) (1)(2)	939,193	$23.12	921,707	$ 201.7 million

(1)
On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on November 6, 2012 when our Board of Directors authorized an additional $100.0 million in repurchases.

(2)
During the three months ended September 30, 2012, we purchased 17,486 of our common shares in connection with our employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

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

101
The following information from Alterra Capital Holdings Limited's Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Interim Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	November 9, 2012

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	November 9, 2012

/s/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	November 9, 2012