Form 10-K
period 2012-12-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2013-02-28
CIK 1141719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $1,940,068,561, based on the closing price of the registrant’s common shares on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
The number of shares of the registrant’s common shares outstanding as of February 22, 2013 was 96,072,593.

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
Max was incorporated on July 8, 1999 under the laws of Bermuda. Harbor Point was formed on December 15, 2005 through the acquisition of the continuing operations and certain assets of Chubb Re, Inc., the reinsurance business unit of The Chubb Corporation, or Chubb. After the consummation of the Amalgamation, Max was renamed Alterra. The results of operations of the former Harbor Point companies are included in the consolidated results of operations for all periods from May 12, 2010.
On December 18, 2012 Alterra entered into an Agreement and Plan of Merger, or the Merger Agreement, with Markel Corporation, or Markel, and Commonwealth Merger Subsidiary Limited, or the Merger Sub, a direct wholly-owned subsidiary of Markel pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Alterra, or the Merger, with Alterra as the surviving company becoming a wholly-owned subsidiary of Markel. Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding Alterra common share (other than any Alterra common shares with respect to which appraisal rights have been duly exercised under Bermuda law), will automatically be converted into the right to receive (a) 0.04315 validly issued, fully paid and nonassessable shares of Markel voting common stock, without par value, together with any cash paid in lieu of fractional shares, and (b) $10.00 in cash, without interest. The Merger Agreement is governed by Bermuda law and subject to the jurisdiction of Bermuda courts. The Merger will be a taxable event for Alterra shareholders. The Merger is expected to close in the first half of 2013, subject to regulatory approvals and customary closing conditions, including shareholder approval. Shareholder approval was received on February 26, 2013.
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
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited
Alterra Brazil	Alterra Resseguradora do Brasil S.A.
Alterra Capital UK	Alterra Capital UK Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Europe	Alterra Europe plc
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited
New Point V	New Point V Limited
New Point Re V	New Point Re V Limited
Alterra Bermuda, Alterra Europe, Alterra E&S, Alterra America, Alterra Re USA, Alterra at Lloyd’s and Alterra Brazil are the primary operating subsidiaries of Alterra. All other subsidiaries are either holding companies or companies providing services to the operating companies.

Certain terms and financial measures used below are in accordance with U.S. generally accepted accounting principles, or GAAP. Certain terms and non-GAAP financial measures used in this Annual Report on Form 10-K are defined in the “Glossary of Selected Insurance Industry Terms and Non-GAAP Financial Measures” appearing on page 35 of this Annual Report on Form 10-K. We have included in this Annual Report on Form 10-K certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission, or the SEC. These measures are commonly used by us and other companies within the insurance industry. We believe that these non-GAAP financial measures allow for a more complete understanding of the performance of our business. These measures should not be viewed as a substitute for those measures determined in accordance with GAAP.
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
General Description
We are a Bermuda-headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of December 31, 2012, we had $2,839.7 million in consolidated shareholders’ equity.
In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 insurer under the insurance laws of Bermuda. Alterra Bermuda is also registered as a Class C long term insurer under the insurance laws of Bermuda.
In Europe, we conduct our non-Lloyd’s operations primarily from Dublin, Ireland through Alterra Europe. Alterra Europe also operates branches in London, England and Zurich, Switzerland. Our Lloyd’s operations are conducted by Alterra at Lloyd’s. Alterra at Lloyd’s underwrites a diverse portfolio of specialty risks in Europe, the United States and Latin America through Lloyd’s Syndicate 1400. Alterra at Lloyd's also participates in the results of Syndicates 2525 and 2526. We refer to Syndicates 1400, 2525 and 2526 collectively as the Syndicates. Alterra at Lloyd’s operations are based primarily in London, England, with branches in Dublin, Ireland and Zurich, Switzerland. As of December 31, 2012, our proportionate share of Syndicates 1400, 2525 and 2526 was 100%, approximately 2% and approximately 20%, respectively.
In the United States, our U.S. reinsurance operations are conducted through Alterra Re USA, a Connecticut-domiciled reinsurance company. Our U.S. insurance operations are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware-domiciled admitted insurance company. Through Alterra E&S and Alterra America, we write both admitted and non-admitted insurance business throughout the United States and Puerto Rico.
In Latin America, we provide reinsurance to clients through Alterra at Lloyd’s in Rio de Janeiro, Brazil, using Lloyd’s admitted status, through Alterra Europe using a representative office in Bogota, Colombia and a service company in Buenos Aires, Argentina, and through Alterra Brazil, a reinsurance company in Rio de Janeiro.
We employ personnel and hold assets within our global service companies incorporated and located in Bermuda, Ireland, the United Kingdom and the United States, which we believe improves the efficiency of providing corporate services across the Company.

To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management approach, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of December 31, 2012, the allocation of invested assets was 94.9% in cash and fixed maturities and 5.1% in other investments, principally hedge funds.
Business Segments
We monitor the performance of our underwriting operations in five segments: global insurance, U.S. insurance, reinsurance, Alterra at Lloyd’s and life and annuity reinsurance. The table below sets forth gross premiums written by type of risk for the years ended December 31, 2012, 2011 and 2010.

		2012		2011		2010
		Gross Premiums Written	Percentage of Total Premiums Written	Gross Premiums Written (a)	Percentage of Total Premiums Written	Gross Premiums Written (a)(b)	Percentage of Total Premiums Written
(Expressed in thousands of U.S. Dollars)
Global Insurance:
Aviation	S	$27,514	1.4%	$32,376	1.7%	$39,888	2.8%
Excess Liability	L	102,754	5.2%	98,582	5.2%	89,933	6.4%
Professional Liability	L	166,457	8.4%	157,881	8.3%	177,199	12.6%
Property	S	74,913	3.8%	76,922	4.0%	63,100	4.5%
Total Insurance		371,638	18.9%	365,761	19.2%	370,120	26.2%
U.S. Insurance:
General/Excess Liability	L	100,265	5.1%	104,654	5.5%	104,777	7.4%
Marine	S	100,887	5.1%	88,493	4.6%	67,454	4.8%
Professional Liability	L	61,238	3.1%	44,169	2.3%	12,454	0.9%
Property	S	136,671	6.9%	137,380	7.2%	139,305	9.9%
Total U.S. Insurance		399,061	20.2%	374,696	19.7%	323,990	23.0%
Reinsurance:
Agriculture	S	23,074	1.2%	30,682	1.6%	29,222	2.1%
Auto	S	53,443	2.7%	98,360	5.2%	32,285	2.3%
Aviation	S	28,332	1.4%	15,991	0.8%	31,292	2.2%
Credit/ Surety	S	64,978	3.3%	41,210	2.2%	7,004	0.5%
General Casualty	L	83,212	4.2%	74,652	3.9%	50,394	3.6%
Marine & Energy	S	25,851	1.3%	24,012	1.3%	16,381	1.2%
Medical Malpractice	L	22,708	1.2%	37,345	2.0%	51,391	3.6%
Other	S	4,081	0.2%	3,071	0.2%	2,729	0.2%
Professional Liability	L	164,719	8.4%	159,293	8.4%	110,388	7.8%
Property	S	382,566	19.4%	351,791	18.5%	166,129	11.8%
Whole Account	S/L	6,302	0.3%	35,800	1.9%	3,871	0.3%
Workers’ Compensation	L	39,187	2.0%	34,979	1.8%	30,826	2.2%
Total Reinsurance		898,453	45.6%	907,186	47.6%	531,912	37.7%
Alterra at Lloyd’s:
Accident & Health	S	43,045	2.2%	37,093	1.9%	30,921	2.2%
Agriculture	S	18,321	0.9%	—	—%	—	—%
Aviation	S	16,287	0.8%	13,269	0.7%	16,138	1.1%
Financial Institutions	L	26,238	1.3%	27,205	1.4%	19,448	1.4%
International Casualty	L	65,919	3.3%	51,902	2.7%	25,489	1.8%
Marine	S	9,262	0.5%	1,493	0.1%	—	—%
Professional Liability	L	20,053	1.0%	20,696	1.1%	19,591	1.4%
Property	S	100,333	5.1%	101,409	5.3%	68,187	4.8%
Total Alterra at Lloyd’s		299,458	15.2%	253,067	13.3%	179,774	12.7%
Total Property & Casualty		$1,968,610	99.9%	$1,900,710	99.8%	$1,405,796	99.7%
Life & Annuity:
Life		$2,848	0.1%	$1,530	0.1%	$3,800	0.3%
Annuity		—	—	1,826	0.1%	1,135	0.1%
Total Life & Annuity		$2,848	0.1%	$3,356	0.2%	$4,935	0.3%
Total Property & Casualty, and Life & Annuity		$1,971,458	100.0%	$1,904,066	100.0%	$1,410,731	100.0%

S = Short tail lines		$1,112,708	56.5%	$1,071,452	56.4%	$711,970	50.6%
L = Long tail lines		855,902	43.5%	829,258	43.6%	693,826	49.4%
Total Property & Casualty		$1,968,610	100.0%	$1,900,710	100.0%	$1,405,796	100.0%

Percentages may not add due to rounding.
(a) Gross premiums written have been reclassified to conform with the current year's presentation.
(b) Gross premiums written by the former Harbor Point companies are included for the period from May 12, 2010.

Short-tail lines are those lines of business which generally have a short claims pay-out period. Long-tail lines are those which generally have a long claims pay-out period.

Additional information about our business segments is set forth in Item 7—Management’s Discussion and Analysis and Note 20 to our audited consolidated financial statements included herein.
For our property and casualty businesses, the majority of our clients are insurers, reinsurers and companies located in North America. The following table shows the percentage of property and casualty gross premiums written by location of client for each of the years ended December 31, 2012, 2011 and 2010:
Source of gross premiums written:

Property and Casualty	2012	2011	2010
North America	73.5%	73.8%	75.6%
Europe	16.1%	16.1%	14.7%
Rest of the world	10.4%	10.1%	9.7%
	100.0%	100.0%	100.0%
In 2012, 2011 and 2010, our life and annuity gross premiums written were comprised solely of premium adjustments related to previous years’ contracts.
Description of Business
We write excess of loss insurance and both quota share and excess of loss reinsurance. Quota share contracts require us to share the premiums as well as the losses and expenses in an agreed proportion with the ceding client. Excess of loss contracts require us to indemnify the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client.
Effective January 1, 2012, we redefined certain of our reporting segments. Insurance business written by Alterra Insurance USA, which was previously reported within the global insurance segment, has been reclassified to the U.S. insurance segment. Alterra Insurance USA is a managing general underwriter for Alterra E&S and Alterra America, as well as various third party insurance companies, and is the Company's principal insurance underwriting platform for retail distribution in the United States. Reinsurance business written for clients in Latin America through our offices in Rio de Janeiro, Bogotà and Buenos Aires was reclassified from the reinsurance and Alterra at Lloyd's segments into a new Latin America segment.
Effective July 1, 2012, we further redefined our reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. All of our Latin America business is now reported as part of the reinsurance segment.
All segment disclosures for comparative periods in this Annual Report on Form 10-K have been restated to reflect our segment structure as of July 1, 2012.
Global Insurance
Our global insurance segment offers property and casualty excess of loss insurance from our offices in Bermuda, Dublin and London. We offer professional liability, excess liability, aviation (particularly airline, general aviation and aerospace) and property insurance products primarily to U.S. and international Fortune 1000 companies. Our professional liability products include errors and omissions insurance, employment practices liability insurance and directors and officers insurance. Our excess liability products include excess umbrella liability insurance, excess product liability insurance, excess medical malpractice insurance and excess product recall insurance. We underwrite our insurance products on an individual risk basis.
U.S. Insurance
Our U.S. insurance segment offers property and casualty insurance coverage from offices in the United States primarily to small to medium sized companies. Principal lines of business include general liability, marine (inland marine and ocean marine), professional liability and property.
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

Alterra E&S is domiciled and licensed in Delaware and is authorized as an eligible surplus lines insurer in 49 other U.S. states along with the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Alterra America is domiciled in Delaware and licensed to write business on an admitted basis in all 50 U.S. states and the District of Columbia.
Reinsurance
Our reinsurance segment offers property and casualty quota share and excess of loss reinsurance from our offices in Bermuda, Bogotà, Buenos Aires, Dublin, London, Rio de Janeiro and the United States to insurance and reinsurance companies worldwide. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.
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
Alterra at Lloyd’s
Our Alterra at Lloyd’s segment offers property and casualty quota share and excess of loss insurance and reinsurance from our offices in London, Dublin and Zurich, primarily to medium- to large-sized international clients.
This segment comprises our proportionate share of the underwriting results of the Syndicates, excluding the reinsurance business written on our Alterra at Lloyd's paper in Latin America which is included within our reinsurance segment. Effective January 1, 2011, the management of Syndicates 2525 and 2526 was transferred from Alterra at Lloyd’s to an unaffiliated third party. Alterra at Lloyd’s continues to act as the managing agent for Syndicate 1400.
Syndicate 1400 offers property insurance and reinsurance, aviation insurance (particularly airline, general aviation and aerospace), accident and health insurance and reinsurance, agriculture reinsurance, financial institutions insurance products, international casualty reinsurance and marine insurance. Syndicate 2525 offers employers’ and public liability insurance products. Syndicate 2526 specializes in professional liability and medical malpractice insurance products. We include our proportional share of the gross written premiums of Syndicates 2525 and 2526 in the professional liability line of business in the table above.
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
Short tail business represented approximately 56.5% of our property and casualty premium volume for the year ended December 31, 2012. Our short tail catastrophe exposed business comprises mostly our property, agriculture, aviation and marine and energy products in both insurance and reinsurance, which are susceptible to large catastrophe events that may trigger losses to a number of our policyholders and cedants. As a result, we believe our short tail catastrophe exposed business is our largest exposure in terms of potential adverse earnings impact from a single event or series of events. We seek to manage and monitor our exposure so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1-in-250 year event. However, this self-imposed long term target can be adjusted if and when we believe that market pricing makes the risk/reward trade off attractive.
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
We aim to generate a return on capital that rewards our shareholders for the risks that we assume. Net operating return on average shareholders’ equity, or net operating ROE, and growth in diluted book value per share, are our primary return metrics. In determining risk appetite, we focus on the volatility of net operating ROE and how much we are “willing to lose” under various scenarios. We also define success measures and tolerance levels and assess potential trade-offs across risks, including underwriting, reserving, credit, investment, liquidity and operational risks.
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
Retrocessional and Balance Sheet Protections
As part of our underwriting process, we reinsure or retrocede portions of certain risks for which we have accepted liability. In these transactions, we cede to one or more counterparty reinsurers or retrocessionaires all or part of the risk that we have assumed. Like many other insurance and reinsurance companies, we cede risks to reinsurers and retrocessionaires for one or more of the following reasons:

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
Loss and Benefit Reserves

We establish and carry as liabilities property and casualty losses and life and annuity benefits reserves that are estimated by actuaries and management’s reserving committee. These reserve amounts have been established to meet our estimated future obligations for losses and related expenses that have occurred relating to premiums we have earned. Future loss and benefit payments comprise the majority of our financial obligations. We use our own actuaries in our loss reserving process. In addition, we engage external independent actuaries to perform an annual review of our loss reserve estimates.
Loss and benefit reserves do not represent an exact calculation of our liabilities. The estimation of loss and benefit reserves is a complex process impacted by many internal and external factors. We apply the general assumption that past experience (both industry’s and our own) is a suitable guide to future experience after making allowance for current developments and anticipated future trends. The reserves presented represent our estimate of the expected cost of the ultimate settlement and administration of our claims. These estimates are based on a combination of quantitative techniques, subjective considerations and managerial judgment.
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
On a quarterly basis, our actuarial group performs a detailed review of our contracts and of the actuarial methods utilized in arriving at our property and casualty loss reserve estimates. Our reserving committee reviews the actuarial assessment of our reserves at a segment and line of business level. The committee considers both qualitative and quantitative information in its review and determines any additional adjustments needed to the loss reserves. The assumptions used to determine life and annuity benefit reserves are reviewed no less than annually. Changes in reported loss information from our clients are the principal reason for changes in our reserve estimates.
Marketing
Most of our business is placed through insurance and reinsurance brokers. Some of our insurance business is also placed through managing general agents. We believe that diversity in sourcing our business reduces the potential adverse effects arising from the termination of any one of our business relationships. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business.
A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. During the years ended December 31, 2012, 2011 and 2010, the top three independent brokers accounted for 23%, 22% and 11%; 24%, 18% and 12%; and 22%, 14% and 13%, respectively, of our property and casualty gross premiums written. We have relationships with multiple key personnel in these firms and seek to maintain strong working relationships with these firms in the future. See “Item 1A—Risk Factors—A limited number of insurance and reinsurance brokers account for a large portion of our revenues, and a loss of all or a substantial portion of this brokered business or the consolidation of these brokers could have a significant and negative effect on our business and results of operations.”
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
Employees
As of December 31, 2012, we had 525 employees.
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
The Finance and Investment Committee of our Board of Directors approves our investment guidelines and the selection of our investment managers. The Finance and Investment Committee may waive or amend the provisions of our investment guidelines. The Finance and Investment Committee also regularly monitors the performance of our investment managers and periodically reviews and recommends amendments to our investment guidelines in light of prevailing market conditions. Based on carrying values as of December 31, 2012, the allocation of invested assets was 94.9% in cash and fixed maturities and 5.1% in other investments, principally hedge funds.
Fixed Maturities Investments
Our fixed maturities portfolio is managed by seven independent investment managers. Our fixed maturities investment portfolio guidelines emphasize high quality, liquid securities. A minimum weighted average credit quality rating of Aa3/AA-, or its equivalent from at least one internationally recognized statistical rating organization, must be maintained for our fixed maturities investment portfolio as a whole. As of December 31, 2012, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA, an average duration of approximately 5.0 years and an average book yield to maturity of 3.46%. Including cash and cash equivalents, the average duration was approximately 4.5 years as of December 31, 2012.
Approximately 82.9% of our invested assets by fair value as of December 31, 2012 were managed by six investment managers utilizing a core strategy. This strategy emphasizes high credit quality, diversification and preservation of principal. Under our investment guidelines, securities in the core portfolio, when purchased, must have a minimum credit rating of A3/A-, or its equivalent. However, a minimum weighted average credit rating of Aa2/AA, or its equivalent, must be maintained for the core portfolio as a whole. Our core portfolio investment guidelines also provide that we cannot leverage the fixed maturities investments.
Approximately 5.1% of our invested assets by fair value as of December 31, 2012 were managed by one investment manager utilizing a total return strategy. This strategy emphasizes high credit quality, diversification and preservation of principal. Under our investment guidelines, securities in this portfolio, when purchased, must have a minimum credit rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. However, a minimum weighted average credit rating of A3/A-, or its equivalent, must be maintained for this portfolio as a whole. This strategy allows the use of derivatives for purposes of portfolio risk hedging and security replication. Derivatives approved for use are futures, options, interest rate swaps, swaptions, credit derivatives and non-deliverable foreign currency forwards. Derivatives in this portfolio may not be used to leverage the portfolio or increase exposure or risk beyond the restrictions stated in the investment guidelines. Derivatives in this portfolio are included within other investments on our consolidated balance sheet and are further discussed below.
Approximately 2.9% of our invested assets by fair value as of December 31, 2012 were managed by two investment managers utilizing an opportunistic strategy. This strategy allows for the purchase of securities below investment-grade and securities trading at deep discounts. Each investment manager has separate and distinct investment guidelines which emphasize diversification and preservation of principal and which limit the manager to specific market opportunities. These opportunistic portfolios are required to maintain a minimum weighted average credit rating of B2/B. Investments in free-standing derivatives and other leverage instruments are prohibited in these portfolios.
For certain of our fixed income securities, we employ a strategy to hold the securities to maturity. These securities are principally of long duration and generally match the more predictable cash flow requirements of our long term liabilities.
Our cash and fixed maturities investments, excluding those which are being held to maturity, provide liquidity for day-to-day operations. We believe that we will be able to satisfy our foreseeable cash needs from our cash, trading and available for sale fixed maturities investments, and we maintain significant cash and cash equivalent balances to reduce the likelihood that we will be required to sell fixed maturities investments before maturity.
Our fixed maturities investments are held by six different custodians. These custodians are all large financial institutions that are highly regulated. These institutions obtain an annual independent report on the operating effectiveness of the controls over their investment processes.
Additional information about our fixed maturities investments can be found in Note 3 to our audited consolidated financial statements included herein.
Other Investments
Other investments comprise our investments in hedge funds, or the hedge fund portfolio, equity method investments, investments in structured deposits and various derivative instruments.
Hedge Funds
Our hedge fund portfolio is invested in accordance with our investment guidelines, which currently mandate, among other things, that:

•	at least five distinct hedge fund investment strategies must be employed at all times;

•	no more than 5.0% of the fair value of the hedge fund portfolio may be invested in any single underlying hedge fund;

•	no more than 10.0% of the fair value of the hedge fund portfolio may be allocated to any single hedge fund manager; and

•	monthly or quarterly liquidity must be available on 50.0% or more, by fair value, of the aggregate active hedge fund investments in our hedge fund portfolio.
As of December 31, 2012 and 2011, the distribution of the hedge fund portfolio by investment strategy was:

	As of December 31,
	2012		2011
	Fair Value	Allocation %	Fair Value	Allocation %
(Expressed in thousands of U.S. Dollars)
Distressed securities	$11,214	3.8%	$24,987	9.9%
Diversified arbitrage	12,171	4.2%	17,368	6.9%
Emerging markets	3,576	1.2%	4,929	2.0%
Event driven arbitrage	7,026	2.4%	21,130	8.5%
Fund of funds	18,316	6.2%	31,691	12.7%
Global macro	61,145	20.9%	48,965	19.6%
Long/short credit	377	0.1%	4,414	1.8%
Long/short equity	177,708	60.6%	94,793	37.9%
Opportunistic	1,660	0.6%	1,694	0.7%
Total hedge funds	$293,193	100.0%	$249,971	100.0%

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
Equity Method Investments, Structured Deposit and Derivatives
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
On January 2, 2013, we invested in New Point V, a Bermuda domiciled company incorporated in 2012. New Point V is similar in structure to New Point IV. From January 2, 2013 we hold a 30.34% ownership share in New Point V and provide underwriting services to New Point Re V, a wholly-owned subsidiary of New Point V, through an underwriting services agreement.
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
Ratings
Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s insurance and reinsurance subsidiaries, as set forth in the table below, from each of A.M. Best Company, or A.M. Best, Fitch Inc., or Fitch, Moody’s Investor Services, Inc., or Moody’s, and Standard and Poor’s Ratings Services, or S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in our securities. The Syndicates share the Lloyd’s market ratings.
As of December 31, 2012, we were rated as follows:

	A.M. Best	Fitch	Moody’s	S&P
Financial strength rating for non-Lloyd’s insurance and reinsurance subsidiaries	A (excellent)(1)	A (strong)(1)	A3(2)	A (1)
Outlook on financial strength rating	Stable (1)	Stable (1)	Stable (2)	Stable (1)
Lloyd’s market financial strength rating applicable to the Syndicates	A (excellent)	A+ (strong)	Not applicable	A+ (strong)

(1)	Applicable to Alterra Bermuda, Alterra Europe, Alterra Re USA, Alterra America and Alterra E&S.

(2)	Applicable to Alterra Bermuda.
Administration
We provide most of our own management and administrative services. We manage and administer the claims activity associated with our insurance and reinsurance operations and utilize both internal resources and external experts to assist with the settlement of claims and establishment of reserves. Our underwriters, actuaries and financial staff assist our claims personnel in performing traditional claims tasks such as monitoring claims and reserving. In addition, when we write highly specialized business, from time to time we hire third-party claims specialists to assist in evaluating loss exposure and establishing reserving practices and claims-paying procedures.
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
We outsource some administrative functions to third parties that can provide levels of expertise in a cost-efficient manner that we do not perform internally. Outsourced functions include investment management services, investment accounting services and information systems development. Our internal controls include the oversight of the functions performed by these external service providers.
Regulation
The principal jurisdictions of our operations are Bermuda, Ireland, the United Kingdom and the United States.
Bermuda
The insurance and reinsurance industry in Bermuda is regulated by the BMA. Alterra Bermuda is regulated by the BMA under the Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act. The Bermuda Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Alterra Bermuda and grants to the BMA powers to supervise, investigate and intervene in the affairs of Bermuda insurance and reinsurance companies. Alterra Bermuda is required to prepare and file annual financial statements in accordance with GAAP, annual statutory financial statements, an annual statutory financial return, and an annual capital and solvency return.

Alterra Bermuda’s business is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. If a company fails to maintain or meet the control level, various degrees of regulatory action may be taken by the BMA. In addition, in an effort to achieve equivalency with European Union regulators under the Solvency II Directive, the BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. The BMA has determined that it will act as the group supervisor of the Company and has designated Alterra Bermuda as the designated insurer. The BMA has introduced group rules that implement a group supervision regime and enhance the group capital and solvency framework. Alterra Bermuda, as designated insurer, is required to facilitate and maintain compliance with these group rules. The group rules require the Company to prepare and file annual group financial statements, annual group statutory financial statements, an annual group statutory financial return and an annual group capital and solvency return in addition to quarterly financial returns. Certain requirements of the group rules are not yet effective, including the requirement to maintain a group enhanced capital requirement and to comply with group eligible capital.
Alterra Bermuda is also subject to the Insurance Code of Conduct, or the Insurance Code, which prescribes duties and standards to be complied with to ensure that Alterra Bermuda implements sound corporate governance, risk management and internal controls. Non compliance with the Insurance Code could result in intervention by the BMA. The BMA also monitors each insurer’s compliance with the Insurance Code and may use it as a factor in calculating the applicable operational risk charge in relation to that insurer’s risk-based capital model.
The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes among other things a 10%, 20%, 33% or 50% shareholder controller. The definition of shareholder controller is set out in the Bermuda Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company; or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company; or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting. Pursuant to the Bermuda Insurance Act, any person who becomes a holder of at least 10%, 20%, 33% or 50% of Alterra Bermuda or Alterra common shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA may file a notice of objection to any person who has become a controller where it appears that such person is not, or is no longer, a fit and proper person to be a controller of a registered insurer. In such a case, the BMA may require the holder to reduce their shareholding and may direct, among other things, that the voting rights attaching to their common shares shall not be exercisable.
In addition, our Bermuda incorporated entities are each required to comply with the provisions of the Companies Act 1981 of Bermuda, or the Bermuda Companies Act. The Bermuda Companies Act regulates, among other things, the payment of dividends and making of distributions from contributed surplus.
Ireland
The insurance and reinsurance industry in Ireland is regulated by the Central Bank of Ireland, or the CBI. Our Irish operating subsidiary, Alterra Europe, is subject to regulation by the CBI under a variety of Irish rules and regulations. Alterra Europe must comply with the Irish Insurance Acts 1909 to 2011, regulations promulgated thereunder, regulations relating to insurance business promulgated under the European Communities Act 1972, the Irish Central Bank Acts 1942 to 2010, as amended, regulations promulgated thereunder and directions and guidelines and codes of conduct issued by the CBI, which we refer to collectively as the Insurance Acts and Regulations.
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

Alterra Europe will be required to comply with the Solvency II Directive when it is implemented. Solvency II takes a risk-based approach to the authorization and supervision of (re)insurers. It comprises three “pillars” dealing with quantitative requirements, including capital requirements, qualitative requirements, such as risk management and control systems, and supervisory reporting and disclosure requirements. The envisaged implementation date of January 1, 2014 for Solvency II will not be met by the European insurance industry and it is not possible at this time to project with certainty when the implementation date will be. Despite the delay in implementing Solvency II, European regulators and lawmakers are encouraging the European insurance industry to put certain aspects (particularly in relation to the qualitative requirements) of the Solvency II regime in place ahead of its formal implementation date. The European Insurance and Occupational Pensions Authority has advised that it will issue interim guidelines for national regulators. The CBI is likely to support any such European initiative.
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
During 2012, the United Kingdom enacted legislation to create a new prudential regulation authority, the PRA, and a new financial conduct authority, the FCA, and transfer regulatory responsibility from the FSA to them. Responsibility for the prudential regulation of insurers will be transferred to the PRA. Responsibility for the regulation of the conduct of business of insurers will be transferred to the FCA. The United Kingdom intends for the PRA and the FCA to be fully operational by April 1, 2013.
United States
Alterra Re USA is domiciled in Connecticut and is licensed or accredited to provide reinsurance in all 50 U.S. states and the District of Columbia. The principal insurance regulatory authority of Alterra Re USA is the Connecticut Insurance Department. Alterra Re USA is also subject to regulation by all state insurance departments and under all applicable state insurance laws.
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

In states where the companies are admitted, the companies must comply with all insurance laws and regulations, including rate and form requirements, maintenance of minimum levels of statutory capital, surplus, liquidity and solvency standards. They are also required to submit to periodic examinations of their respective financial condition, including risk-based capital standards based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners as adopted by the states. These laws and regulations also sometimes restrict payments of dividends, reductions of capital and/or the ability to make certain investments.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are made available, free of charge, on our web site, http://www.alterracap.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, our Code of Business Conduct and Ethics is available on our web site.

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
Most of our insurance and reinsurance business is placed through brokers worldwide. A significant volume of our premiums is produced through a limited number of insurance and reinsurance brokers. During the years ended December 31, 2012, 2011 and 2010, the top three independent producing brokers accounted for 23%, 22% and 11%; 24%, 18% and 12%; and 22%, 14% and 13%, respectively, of property and casualty gross premiums written. Insurance and reinsurance brokers may consolidate in the future, which could adversely affect our ability to access business and distribute our products. Loss of all or a substantial portion of the business provided through one or more of these brokers, or the consolidation of these brokers, could have a significant and negative effect on our business and results of operations.
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
We need liquidity to pay our operating expenses including our insurance and reinsurance obligations, as well as our interest on our debt and dividends. To the extent that we experience significant losses from our operations or funds generated by our ongoing operations are insufficient to fund our operating expenses, we may need to raise additional capital. The worldwide financial markets have experienced significant volatility and disruption for the last few years, which may reduce our access to the equity and debt markets and make raising capital on satisfactory terms difficult or impossible. Our access to funds under our existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may fail or may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The banking industry also has experienced significant consolidation in the past few years, which could lead to increased reliance on and exposure to particular institutions. Our inability to obtain adequate capital and credit could have a significant and negative effect on our business, results of operations and financial condition.
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
As of December 31, 2012, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available subject to certain conditions. As of December 31, 2012, we had $670.9 million in letters of credit outstanding under these facilities. We had a British pound sterling denominated letter of credit facility of GBP 30.0 million ($48.8 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($27.3 million) was utilized as of December 31, 2012. Our failure to maintain our letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms when necessary could significantly and negatively affect our ability to implement our business strategy.
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
The failure or breach of our information technology systems could adversely affect our business or our reputation.
We rely on our information technology systems for various aspects of our business, including, but not limited to, underwriting insurance and reinsurance policies and providing quotes, conducting financial reporting and analysis, processing and paying claims, making changes to existing policies and storing our records.  These systems also allow us to interact with our employees as well as our brokers and producers.  A failure of these information technology systems, whether because of a breakdown, power outage, a natural catastrophe or a computer virus, could adversely affect our relationships with key business partners or customers and adversely affect our reputation and our ability to conduct business.
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
Our fixed maturities portfolio includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there is a greater risk of default on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make the estimate of fair value more uncertain. We obtain fair value estimates from multiple independent pricing sources to corroborate the fair value we record and in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2012.
The financial crisis in Europe, including the threat of default on European sovereign debt, the devaluation of the Euro and the dissolution of the European Union, could adversely affect our results of operations, liquidity and financial condition.
A number of European Union member states, namely Greece, Ireland, Italy, Portugal and Spain, have recently undertaken financial restructuring efforts in order to avoid insolvency and default on their sovereign debt. The failure of these restructuring efforts could have an adverse effect on the portion of our investment portfolio held in sovereign debt issued by European Union members. Furthermore, the failure of the European Union member states to successfully resolve this crisis could result in the devaluation of the Euro. In addition to European sovereign debt, we have other assets in our investment portfolio that are Euro-denominated. As of December 31, 2012, $958.7 million (€727.2 million) by carrying value of our invested assets were denominated in Euros. A devaluation of the Euro could lead to a significant decline in the value of these assets.
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
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as mortgage backed securities, if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that were in active markets with significant observable data that become illiquid due to changes in the financial environment. In such cases, more securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that may be greater than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a significant and negative effect on our investment portfolio, financial condition and results of operations.
Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.
As of December 31, 2012, our allocation to hedge fund investments was approximately 3.7% of total invested assets, although our investment guidelines permit us to invest up to 15% of our investment portfolio in alternative investments, including hedge funds. We invest in various hedge funds, which follow investment strategies that involve investing in a broad range of investments, some of which may be volatile. The risks associated with our hedge fund investment portfolio may be substantially greater than the risks associated with fixed maturities investments. Further, because many of the hedge funds in which we invest impose limitations on the timing of withdrawals, or may suspend withdrawals for a period of time, we may be unable to withdraw our investment from a particular hedge fund on a timely basis. Unexpected volatility or illiquidity associated with our hedge fund investment portfolio could significantly and negatively affect our ability to conduct business.
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
In recent years, the insurance regulatory environment has become subject to increased scrutiny in many jurisdictions. In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, one of the most sweeping financial reforms in decades. The legislation is expected to affect virtually every segment of the financial services industry, including the insurance and reinsurance industry in the United States. Among other things, the Dodd-Frank Act created the Federal Insurance Office to be located within the U.S. Treasury department, with the authority to monitor nearly all aspects of the insurance industry and the Dodd-Frank Act contemplates changes to the regulatory framework for non-admitted insurance and reinsurance. In April 2009, the European Union parliament adopted the Solvency II Directive, which enhances the capital and solvency framework applicable to insurance and reinsurance companies. Although the envisaged implementation date of January 1, 2014 will not be met, when the legislation and accompanying regulation does become effective, we expect that it will substantially increase the level of regulation on our European operations, including Alterra Europe and Alterra at Lloyd’s. In an effort to achieve equivalency with the Solvency II Directive, the BMA has enacted regulations that enhance the capital and solvency framework to ensure that insurers maintain adequate capital and liquidity levels proportionate to the insurer’s risk profile and require additional financial and other disclosure. We expect that this regulation will substantially increase the level of regulation of Alterra Bermuda. The BMA also is enacting a group solvency framework that could enhance the required capital and solvency of the Company as a whole. In addition, the National Association of Insurance Commissioners, or NAIC, which is the organization of insurance regulators from the 50 U.S. states, the District of Columbia and the four U.S. territories, as well as state insurance regulators regularly re-examine existing laws and regulations.
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
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the acquirer, the integrity and management of the acquiror’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurers and any anti-competitive results that many arise from the consummation of the acquisition of control. Because a person acquiring 10% or more of our common shares would indirectly control the same percentage of the stock of our U.S. subsidiaries, the insurance change of control laws of Connecticut and Delaware would likely apply to such a transaction. Under the Delaware and Connecticut insurance holding company system laws, acquiring 10% or more of the voting stock of a domestic insurance company or any of its parent companies is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Alterra without the prior approval of the Delaware and/or Connecticut Insurance Commissioner, will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the applicable state insurance commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove a change of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Alterra may require prior notification in those U.S. states that have adopted pre-acquisition notification laws.
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
The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes among other things a 10%, 20%, 33% or 50% shareholder controller. The definition of shareholder controller is set out in the Bermuda Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company, or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting. Any person who becomes a holder of at least 10%, 20%, 33% or 50% of a Bermuda insurance company must notify the BMA in writing within 45 days of becoming such a holder. The BMA may file a notice of objection to any person who has become a controller where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered insurer. In such a case, the BMA may require the holder to reduce their shareholding and may direct, among other things, that holder may not exercise their voting rights in the company.
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
We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a significant portion of our assets and the assets of such persons are located in jurisdictions outside the United States. Accordingly, we have been advised that there is doubt as to whether:

•	a holder of our common shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws; or

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

As of December 31, 2012, we had 96,059,645 common shares outstanding. In addition, 12,557,609 common shares are issuable under currently outstanding stock options and warrants granted to employees and certain of our founders. In the future, we may also issue our securities in connection with investments or acquisitions. The issuance of substantial amounts of our common shares could cause dilution to our shareholders and could adversely affect the price of our common shares.
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
The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list.” However, we are not able to predict whether any changes will be made to this classification or whether any such changes will subject us to additional taxes.
Risks Related to the Merger
Failure to complete the Merger or the fact that the Merger is pending could negatively impact the share price of Markel and Alterra and the future business and financial results of Markel and Alterra.
The Merger Agreement contains a number of conditions precedent that must be satisfied or waived before the closing of the Merger. Also, the Merger Agreement may be terminated by one or both of the parties under certain circumstances.
Further, the ongoing business of Markel and Alterra may be adversely affected by the fact that the Merger is pending or if the Merger is not completed as follows:
•the manner in which brokers, insureds, cedants and other third parties perceive Markel or Alterra may be negatively impacted, which in turn could affect the ability of Markel or Alterra to compete for or write new business or obtain renewals in the marketplace;
•current and prospective employees of Markel or Alterra may experience uncertainty about their future roles with either party or the combined company, which may adversely affect the ability of Markel and Alterra to attract and retain key personnel;
•the attention of management of Markel and Alterra will be diverted to the Merger or to the integration of the two companies after the Merger instead of being directed solely to each company's own operations and pursuit of other opportunities that may be beneficial to such company;
•Markel and Alterra will have to pay certain costs relating to the Merger, including legal, accounting and financial advisory fees;
•Markel or Alterra may be required, in certain circumstances, to pay a termination fee of $94.5 million or
$47.25 million to the other party; and
•the ratings of either Markel or Alterra or their respective insurance subsidiaries may be adversely affected, which would likely result in a material adverse effect on their respective business, financial condition and operating results.
Once shareholders approve the transaction, the closing may occur even if a more attractive transaction becomes available to a party and its shareholders.

Alterra's shareholders adopted and approved the Merger Agreement and the Merger at the special general meeting held on February 26, 2013. Alterra is required to close the Merger upon the satisfaction of all the other conditions to closing even if, before the closing of the Merger, a superior acquisition proposal is received from a third party or another material intervening event has occurred.
Markel and Alterra must obtain various governmental, regulatory and other consents to complete the Merger, which, if delayed, not granted, or granted with unacceptable conditions, may jeopardize or delay the completion of the Merger, result in additional expenditures or resources and/or reduce the anticipated benefits of the Merger.
The parties must obtain certain approvals and consents in a timely manner from governmental agencies, including the Connecticut Insurance Department, the Delaware Department of Insurance, the FTC or Antitrust Division, the Central Bank of Ireland, the U.K. Financial Services Authority, the Council of Lloyd's, the Brazilian Private Insurance Superintendency and the Bermuda Monetary Authority before the completion of the Merger. If the parties do not receive these approvals and consents, or do not receive them on terms that satisfy the conditions set forth in the Merger Agreement, then the parties will not be obligated to complete the Merger. The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to the approval of the Merger, these agencies may impose terms, conditions, obligations or restrictions that could negatively affect the way the combined company conducts business following the Merger. The terms, conditions, obligations or restrictions of such approvals could jeopardize or delay the completion of the Merger or, even if the Merger is completed, could adversely affect the conduct of business following closing of the Merger.
The market price of Markel common stock may decline as a result of the sale of common stock by former Alterra shareholders or current Markel shareholders.
Following the closing of the Merger, it is estimated that Markel will issue approximately 4.4 million shares of Markel voting common stock, or Markel common stock, to former Alterra shareholders in the Merger. Upon the receipt of shares of Markel common stock in the Merger, the then former holders of Alterra securities may seek to sell their shares of Markel common stock. Current Markel shareholders may also seek to sell shares of Markel common stock following, or in anticipation of, consummation of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Markel common stock, may affect the market for, and the market price of, shares of Markel's common stock in an adverse manner.
The value of the shares of Markel common stock that the Alterra shareholders receive in the Merger will vary as a result of the fixed exchange ratio and fluctuations in the price of Markel common stock.
At the effective time of the Merger, each Alterra common share issued and outstanding immediately before the effective time (excluding any Alterra common shares as to which appraisal rights have been properly exercised under Bermuda law) will be converted into the right to receive shares of Markel common stock equal to the exchange ratio (together with cash in lieu of fractional shares) and $10.00 in cash, without interest. Because the exchange ratio is fixed at 0.04315 shares of Markel common stock for each Alterra common share, the market value of the shares of Markel common stock issued in the Merger will depend upon the market price of a share of Markel common stock at the effective time.
The price of shares of Markel common stock on the close of business on December 18, 2012, the business day before the public announcement of the Merger Agreement, was $486.05, and the price of shares of Markel common stock on January 14, 2013, the last practicable trading day for which information was available before first mailing the joint proxy statement/prospectus dated January 18, 2013, was $460.92. If the price of shares of Markel common stock declines, Alterra shareholders will receive less value for their shares upon the closing of the Merger than the value calculated under the exchange ratio on the business day before the date the Merger Agreement was signed, or on February 26, 2013, the date the Alterra special general meeting at which Alterra's shareholders approved the Merger Agreement and the Merger. The market price of shares of Markel common stock may decline following the closing of the Merger for a number of reasons, including if the integration of Markel's and Alterra's businesses is delayed or unsuccessful or the combined company does not achieve the anticipated financial and strategic benefits of the Merger as rapidly or to the extent anticipated by stock market analysts or shareholders, general market conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations. Accordingly, shareholders cannot be sure of the market value of the shares of Markel common stock that will be issued in the Merger or the market value of the shares of Markel common stock at any time after the Merger.
The Merger Agreement limits each party's ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for each party to enter into a transaction with a party other than Markel or Alterra, as applicable. These provisions include a general prohibition on soliciting takeover proposals, restrictions on entering into discussions or negotiations, or providing information with respect to, a takeover proposal, the requirement that a party pay a termination fee of $94.5 million if the Merger Agreement is terminated in specified circumstances and the requirement that a party submit approval of the stock issuance (in the case of Markel) and the approval and adoption of the Merger Agreement and the Merger (in the case of Alterra) to a vote of its shareholders even if such party's board of directors modifies or withdraws its recommendation with respect to the applicable proposal.
Each of Markel and Alterra will be exposed to underwriting and other business risks during the period that each party's business continues to be operated independently from the other.
Until the effective time of the Merger, each of Markel and Alterra will operate independently from the other in accordance with such party's distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Markel and Alterra may assume risks that the other party would not have assumed for itself or for the combined company, accept premiums that, in the other party's judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to the other party's investment policies or otherwise make business decisions or take on exposure that, while consistent with such party's general business approach and practices, are not the same as those of the other party. Significant delays in consummating the Merger will materially increase the risk that either Markel or Alterra will operate its business in a manner that differs from how the business would have been conducted under the combined company.
Risks Related to the Combined Company Following the Merger
The price of the combined company's shares of common stock after the Merger may be affected by factors different from those affecting the price of shares of Markel common stock or the value of Alterra common shares before the Merger.
Following the completion of the Merger, holders of shares of Markel common stock before the Merger will own shares in the combined company that includes the operations of Alterra, and the former holders of Alterra common shares will own shares in the combined company that includes the operations of Markel. As the businesses of Markel and Alterra are different, the results of operations as well as the price of shares of Markel common stock following the Merger may be affected by factors different from those factors affecting Markel or Alterra as independent stand-alone entities.
 The integration of Markel and Alterra following the Merger may present significant challenges and costs.
Markel and Alterra may face significant challenges, including technical, accounting and other challenges, in combining Markel's and Alterra's operations. Markel and Alterra entered into the Merger Agreement because each company believes that the Merger will be beneficial to it and its respective shareholders. Achieving the anticipated benefits of the Merger will depend in part upon whether Markel will be successful in integrating Alterra's businesses in a timely and efficient manner. Markel may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the Merger will take time and will require the dedication of significant management resources, which may temporarily distract management's attention from the routine business of the combined company. Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined company's potential to achieve the long-term strategic benefits of the Merger and could have a material adverse effect on the business, financial condition and operating results of the combined company and the market price of the combined company's shares of common stock.
In addition, the combined company will incur integration and restructuring costs following the completion of the Merger as it integrates the businesses of Alterra. Although the parties expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, neither Markel nor Alterra can give any assurance that this net benefit will be achieved in the near term, if at all.
Markel, Alterra or the combined company may lose employees due to uncertainties associated with the Merger and may not be able to hire qualified new employees.
The success of the combined company after the Merger will depend in part upon the ability of Markel and Alterra to retain key employees. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that Markel, Alterra or the combined company will be able to attract, retain or motivate key employees or qualified new employees. If, despite retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration, the combined company's business could be adversely impacted.
Alterra's counterparties to contracts and arrangements may acquire certain rights upon the Merger, which could negatively affect the combined company following the Merger.
Alterra or its subsidiaries are parties to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) upon a “change in control” of Alterra or its subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and in some cases, the “change in control” provisions may be implicated by the Merger. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and Alterra or certain of its affiliates may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute a contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, Alterra may be required to return unearned premiums, net of commissions. In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements or be funded by securities held or letters of credit. Upon commutation, the amount to be paid to settle the liability for gross loss reserves would typically consider a discount to the financial statement loss reserve value, reflecting the time value of money resident in the ultimate settlement of such loss reserves. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.
Whether a ceding company would have cancellation rights in connection with the Merger depends upon the language of its agreement with Alterra or its applicable subsidiaries. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company's views with respect to the financial strength and business reputation of the combined company, the extent to which such ceding company currently has reinsurance coverage with the combined company's affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and the combined company's ratings following the Merger. Alterra cannot currently predict the effects, if any, if the Merger is deemed to constitute a change in control under contracts and other arrangements, including the extent to which cancellation rights would be exercised, if at all, nor the effect on the combined company's financial condition, results of operations, or cash flows, but such effect could be material.
The termination of or failure to renew Alterra's and Markel's in-force reinsurance and insurance contracts by the counterparties to such contracts as a result of the Merger could materially adversely affect the business of the combined company.
In addition to the fact that a portion of Alterra's in-force reinsurance contracts contain special termination provisions that may be triggered following a change of control, many of these reinsurance contracts as well as most insurance and reinsurance contracts of Markel renew annually, and so whether or not they may be terminated following the Merger, reinsurance cedants or policyholders may choose not to renew these contracts with the combined company. Termination and failure to renew reinsurance or insurance agreements and policies by contractual counterparties could result in a material adverse effect on the combined company's business, financial condition and operating results, as well as on the market value of the combined company's shares of common stock.
The combined company shares of common stock to be received by Alterra shareholders as a result of the Merger will have different rights from Alterra common shares.
Following completion of the Merger, Alterra shareholders will no longer be shareholders of Alterra, but will instead be shareholders of the combined company. There will be important differences between the current rights of Alterra shareholders and the rights to which such shareholders will be entitled as shareholders of the combined company.
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

ITEM 2. PROPERTIES
We lease office space in Hamilton, Bermuda where our principal executive office is located. Additionally, we lease office space in the United States, Ireland, the United Kingdom and other jurisdictions sufficient for the operation of our insurance and reinsurance operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2012, see Note 19 of our audited consolidated financial statements.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES
(A) Market Information
The principal market for the trading of our common shares is the Nasdaq Global Select Market under the symbol ALTE. The following table sets forth for the periods indicated the high and low reported sale price of our common shares on the Nasdaq Global Select Market.

	2012		2011
	High	Low	High	Low
First Quarter	$25.68	$22.44	$22.50	$20.35
Second Quarter	$24.51	$21.76	$23.62	$20.96
Third Quarter	$24.87	$22.46	$22.91	$17.33
Fourth Quarter	$29.59	$21.08	$23.97	$18.07
(B) Holders
As of February 22, 2013, the number of holders of record of our common shares was 73.
(C) Dividends
Alterra’s Board of Directors declared the following dividends during 2013, 2012 and 2011:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 5, 2013	$0.16	February 19, 2013	March 5, 2013
November 6, 2012	$0.16	November 20, 2012	December 4, 2012
August 7, 2012	$0.16	August 21, 2012	September 4, 2012
May 8, 2012	$0.14	May 22, 2012	June 5, 2012
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
November 1, 2011	$0.14	November 15, 2011	November 29, 2011
August 2, 2011	$0.14	August 16, 2011	August 30, 2011
May 3, 2011	$0.12	May 17, 2011	May 31, 2011
February 8, 2011	$0.12	February 22, 2011	March 8, 2011
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
(E) Performance Graph
Set forth below is a line graph comparing the yearly dollar change in the cumulative total shareholder return on our common shares from December 31, 2007 through December 31, 2012 against the Total Return Index for the S&P 500 Index and the Nasdaq Insurance Index for the same period. The performance graph assumes $100 invested on December 31, 2007 in the common shares of Alterra, the S&P 500 Index and the Nasdaq Insurance Index. It also assumes that all dividends are reinvested.
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

(F) Unregistered Sales of Equity Securities and Use of Proceeds
We repurchase our common shares and/or securities convertible into common shares from time to time through the open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended December 31, 2012, we repurchased 1,354 shares for $0.03 million. As of February 28, 2013, the aggregate amount available for share repurchases was $301.7 million.
The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(October 1, 2012 to October 31, 2012)	1,065	$24.16	—	$ 201.7 million
(November 1, 2012 to November 30, 2012)	289	$22.88	—	$ 301.7 million
(December 1, 2012 to December 31, 2012)	—	$—	—	$ 301.7 million
Total (October 1, 2012 to December 31, 2012) (1)(2)	1,354	$23.89	—	$ 301.7 million

(1)
On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on November 6, 2012 when our Board of Directors authorized an additional $100.0 million in repurchases.

(2)
During the three months ended December 31, 2012, we purchased 1,354 of our common shares in connection with our employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA
The following table of selected financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each contained herein.

	Year Ended December 31,
	2012	2011	2010 (a)	2009	2008
	(in thousands of U.S. Dollars, except percentages and per share data)
Gross premiums written	$1,971,458	$1,904,066	$1,410,731	$1,375,001	$1,254,250
Net premiums earned	1,365,223	1,424,974	1,172,486	834,356	813,510
Net investment income	218,964	234,846	222,458	169,741	181,624
Net realized and unrealized gains (losses) on investments	70,886	(38,339)	16,872	81,765	(234,965)
Net income (loss)	143,806	65,282	302,335	246,215	(175,318)
Fixed maturities and cash	7,623,571	7,528,234	7,483,225	4,944,277	4,603,263
Other investments	316,955	272,845	372,670	315,301	749,208
Total assets	10,677,078	10,185,847	9,917,288	7,339,746	7,251,995
Property and casualty losses	4,690,344	4,216,538	3,906,134	3,178,094	2,938,171
Life and annuity benefits	1,159,545	1,190,697	1,275,580	1,372,513	1,366,976
Senior notes and bank loans	440,532	440,500	440,476	90,464	466,364
Shareholders’ equity	2,839,722	2,809,235	2,918,270	1,564,633	1,280,331
Book value per share	29.56	27.51	26.30	28.01	22.94
Diluted book value per share	28.34	26.91	25.99	27.36	22.46
Diluted earnings per share	1.43	0.61	3.17	4.26	(3.10)
Cash dividends per share	0.60	0.52	2.94	0.38	0.36
Return on average shareholders’ equity	5.0%	2.3%	12.3%	17.6%	(12.3)%

(a)
Includes the results of the former Harbor Point companies from May 12, 2010. Additional information about the Amalgamation with Harbor Point can be found in Note 5 to our audited consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 and for the year ended December 31, 2011 compared to the year ended December 31, 2010, and also a discussion of our financial condition as of December 31, 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes that are included in this Annual Report on Form 10-K.
Key Performance Indicators
The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objectives are growth in book value per share, net operating income, combined ratio, return on average shareholders’ equity and net operating return on average shareholders’ equity. The table below shows the key performance indicators as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

	As of December 31, 2012	As of December 31, 2011
Book value per share (1)	$29.56	$27.51
Diluted book value per share (1)	$28.34	$26.91

	Year Ended December 31,
	2012	2011	2010
	(in thousands of U.S. Dollars, except percentages)
Increase in diluted book value per share, including dividends (2)	7.5%	5.5%	6.4%
Net operating income (3)	$119,153	$96,600	$251,712
Combined ratio (4)	99.5%	98.2%	85.7%
Return on average shareholders’ equity (5)	5.0%	2.3%	12.3%
Net operating return on average shareholders’ equity (3)(5)	4.2%	3.4%	10.2%

(1)
Book value per share is calculated as shareholders’ equity divided by the number of common shares outstanding. Diluted book value per share is calculated as shareholders’ equity divided by the number of diluted common shares outstanding using the treasury stock method.

(2)
The increase in diluted book value per share, including dividends, is calculated by dividing adjusted diluted book value per share at the end of the year by diluted book value per share at the beginning of the year. Adjusted diluted book value per share is calculated by adding the amount of dividends declared during the year to ending shareholders' equity and dividing the result by the number of diluted common shares outstanding using the treasury method.

(3)
Net operating income and net operating return on average shareholders’ equity are non-GAAP financial measures as defined by SEC Regulation G. See “Non-GAAP financial measures” for reconciliation to the most directly comparable GAAP financial measure.

(4)	Combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for property and casualty business.

(5)
Return on average shareholders’ equity and net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity (determined using the average of the quarterly average shareholders’ equity balances for the year).

We consider growth in book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. We believe that a comparison of diluted book value per share growth should be adjusted for dividends to fully reflect the value created for shareholders. For the year ended December 31, 2012, our diluted book value per share including dividends increased by 7.5%. The increase was principally due to a combination of positive operating results, unrealized gains on our investment portfolio and share repurchases at a discount to diluted book value per share.
Our net operating income for the year ended December 31, 2012 improved compared with the prior year principally due to the significant decline in property catastrophe losses. Property catastrophe losses in the year ended December 31, 2012 were $127.8 million, net of reinsurance and reinstatement premiums. These losses were principally related to Hurricanes Sandy and Isaac. The results for the year ended December 31, 2011 included property catastrophe losses of $253.4 million, net of reinsurance and reinstatement premiums resulting from natural disasters in 2011. Our operating income for the year ended December 31, 2012 has also been adversely impacted by the recording of a valuation allowance related to deferred tax assets in our U.S. subsidiaries, which increased the tax expense for the year by $24.6 million, in addition to a decline in investment income principally due to lower reinvestment yields on new investment purchases.

Despite the reduction in significant property catastrophe events in 2012 our combined ratio for the year ended December 31, 2012 increased 1.3 percentage points compared to the prior year. The reduction in property catastrophe losses was partially offset by losses in our agriculture line of business resulting from the severe drought conditions experienced in many parts of the United States in 2012. For the year ended December 31, 2012 our agriculture line of business experienced an underwriting loss of $17.5 million. In addition, the level of net favorable development of prior year loss reserves was lower than in the prior year. Net favorable development of prior year loss reserves was $90.8 million for the year ended December 31, 2012, principally within our global insurance and reinsurance segments, compared to $153.3 million of net favorable development in the year ended December 31, 2011.
We target a long-term net operating return on average shareholders' equity, or net operating ROE, of the risk free rate plus 10% over the cycle. We believe that in the current stage of the cycle, our net operating ROE is consistent with this long-term target. For the year ended December 31, 2012, our net operating ROE and return on average shareholders’ equity fell short of our target primarily due to the significant property catastrophe event losses and historically low fixed income investment yields.
Our net operating income, combined ratio, net operating ROE and return on average shareholders’ equity for the year ended December 31, 2011 were adversely impacted, compared to the year ended December 31, 2010, by the significant increase in property catastrophe losses in 2011.
We seek to manage and monitor our exposure so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1 in 250 year event. As of December 31, 2012, our aggregate exposure was below this target. We continue to monitor the pricing environment and believe we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change over the course of 2013.
We continued to actively manage our capital during the year by taking advantage of select opportunities to purchase our common shares. We spent $158.6 million to repurchase an aggregate of 6.9 million shares during the year at an average price of $23.04 per share, a 14.4% discount to our December 31, 2011 diluted book value per share. As of December 31, 2012, our remaining share repurchase authorization was $301.7 million.
On December 18, 2012 we entered into a Merger Agreement with Markel. The Merger is expected to close in the first half of 2013, subject to regulatory approvals and customary closing conditions, including shareholder approval. Shareholder approval was received on February 26, 2013.
Business Outlook
The markets in which we operate historically have been cyclical. During periods of excess underwriting capacity, competition can result in lower pricing and less favorable policy terms for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms are generally more favorable for insurers and reinsurers. We believe that the industry has been in a period of excess underwriting capacity, and while 2011 and 2012’s property catastrophe events likely eroded some of that capacity, there was not sufficient pressure on the industry to improve pricing significantly in 2012. In addition, a significant amount of capital has entered the industry in recent years from investors who have not traditionally invested in the insurance industry, but have been attracted by the potential for returns that can be uncorrelated with the rest of the financial services industry. The industry is also operating in a low interest rate environment, which makes it more difficult to generate significant investment income growth. Both of these factors generally result in lower net operating income, return on average shareholders’ equity and net operating return on average shareholders’ equity.
Although there remains uncertainty regarding the timing, location and scale of a favorable turn in the market, we believe that the industry has shown signs of improvement for 2013. However, we intend to maintain our underwriting discipline while actively managing our expenses.
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
Expenses
Our principal expenses are losses and benefits, acquisition costs, interest expense and general and administrative expenses. Losses and benefits are based on the amount and type of insurance and reinsurance contracts written by us during the current reporting period and information received during the current reporting period from clients pertaining to contracts written in prior years. We record losses and benefits based on estimates of the expected losses and benefits to be incurred on each contract written, utilizing a variety of actuarial methods. The ultimate losses and benefits depend on the actual costs to settle these liabilities. We increase or decrease losses and benefits estimates as actual claim reports are received. Our ability to make reasonable estimates of losses and benefits at the time of pricing our contracts is a critical factor in determining profitability.
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
Interest expense principally reflects interest on our senior notes. Interest expense also includes the net interest charge on funds withheld from reinsurers under reinsurance and retrocessional contracts. Interest expense on funds withheld from other reinsurers under reinsurance and retrocessional contracts will vary principally due to changes in the balance of funds withheld. In addition, interest expense also includes interest on deposit contracts.
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
Reserve for property and casualty losses
The liability for property and casualty losses is the largest and most complex estimate in our consolidated balance sheet. The liability for losses, including loss adjustment expenses, represents estimates of the ultimate cost of all losses incurred but not paid as of the balance sheet date. The reserves are estimated on an undiscounted basis. We utilize a variety of standard actuarial methods to estimate our reserves. Although these actuarial methods have been developed over time, assumptions about anticipated size of loss and loss emergence patterns are subject to fluctuations. We review our estimate of reserves on a quarterly basis and consider all significant facts and circumstances then known. Newly reported loss information from clients or insureds is the principal contributor to adjustments to our loss reserve estimates. These adjustments are recognized in the period in which they are determined, and therefore can impact that period’s results either favorably (when reserve estimates established in prior periods are reduced) or adversely (when reserve estimates established in prior periods are increased).
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
There is normally a time lag between when a loss event occurs and when it is actually reported to us. The actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is also often a time lag between reinsurance clients establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. As a result, reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts due to the reliance on insurers to report their claims to us. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the problems caused by reporting lags. We regularly evaluate and update our loss development and trending factor selections using client specific and industry data.
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
We believe that the provision for outstanding losses and benefits is adequate to cover the ultimate net cost of losses incurred to the balance sheet date, but the provision is necessarily an estimate and could potentially be settled for a significantly greater or lesser amount. These estimates are reviewed regularly and any adjustments to the estimates are recorded in the period they are determined. See "Item 1A—Risk Factors—Our losses and loss adjustment expenses and benefits may exceed our loss and benefit reserves, which could significantly increase our liabilities and reduce our net income and could have a significant and negative effect on our financial condition and results of operations."

The table below shows our reserves as of December 31, 2012 and 2011 by type and by segment.

	As of December 31, 2012			As of December 31, 2011
	Case	IBNR	Total	Case	IBNR	Total
	(Expressed in thousands of U.S. Dollars)
Global Insurance
Casualty	$387,694	$802,063	$1,189,757	$314,812	$822,820	$1,137,632
Property	115,988	65,992	181,980	104,644	43,707	148,351
	503,682	868,055	1,371,737	419,456	866,527	1,285,983

U.S. Insurance
Casualty	77,814	219,129	296,943	58,569	172,218	230,787
Property	149,347	136,956	286,303	70,134	56,145	126,279
	227,161	356,085	583,246	128,703	228,363	357,066

Reinsurance
Casualty	572,280	1,102,007	1,674,287	523,794	1,135,743	1,659,537
Property	230,778	315,353	546,131	259,587	203,322	462,909
	803,058	1,417,360	2,220,418	783,381	1,339,065	2,122,446

Alterra at Lloyd's
Casualty	49,937	232,275	282,212	43,169	166,508	209,677
Property	99,508	133,223	232,731	116,427	124,939	241,366
	149,445	365,498	514,943	159,596	291,447	451,043

Total	$1,683,346	$3,006,998	$4,690,344	$1,491,136	$2,725,402	$4,216,538

Casualty (1)	$1,087,725	$2,355,474	$3,443,199	$940,344	$2,297,289	$3,237,633
Property (2)	595,621	651,524	1,247,145	550,792	428,113	978,905
Total	$1,683,346	$3,006,998	$4,690,344	$1,491,136	$2,725,402	$4,216,538
(1) Casualty includes accident & health, auto, credit, excess liability, financial institutions, general casualty, international casualty, medical malpractice, professional liability, surety, whole account and workers compensation lines of business.
(2) Property includes agriculture, aviation, marine & energy, property and other lines of business.
The overall proportion of case reserves and IBNR to total reserves has remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011. An increase in the proportion of case reserves in our Global insurance and U.S. insurance segments has been offset by a decrease in the proportion of case reserves in our Alterra at Lloyd's segment. The shift in our Global insurance segment was principally due to significant increases in case reserves estimates on three contracts during the year and the reduction of IBNR due to favorable development of prior year reserves. In our U.S. insurance segment, the increase in case reserves were principally due to claims related to Hurricane Sandy in 2012. The decline in the proportion of case reserves in our Alterra at Lloyd's segment was principally due to growth in newer lines of business, the reserves for which are predominantly IBNR.
Our favorable (unfavorable) development of prior period loss reserves, net of reinsurance has been as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions of U.S. Dollars)
Property	$35.7	$88.0	$32.8
Casualty	55.1	65.3	72.7
	90.8	153.3	105.5
Reserve development resulting from premium adjustments	(9.5)	(13.1)	5.1
	$81.3	$140.2	$110.6

Reserve development as a percentage of opening net property and casualty loss reserves	2.6%	4.7%	5.0%
Our development of prior period loss reserves, net of reinsurance, as a percentage of beginning-of-year net loss reserves, has been 5.0% or less in each of the three years ending December 31, 2012, 2011 and 2010 and an average of 3.2% over the past ten years. Based on this experience, we currently believe that it is reasonably likely that net loss reserves could change 3.2% from the December 31, 2012 reported amounts. This change could be higher or lower depending on client reported data and changes in our assessment of known facts and circumstances. As of December 31, 2012, a 3.2% change in net loss reserves would impact our net income and shareholders’ equity by $109.8 million.
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
As of December 31, 2012, 85.5% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company, 7.7% were rated “A-”, 0.4% were rated "B++" and the remaining 6.4% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 2.7% of our losses and benefits recoverable as of December 31, 2012. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 135.5% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 82.5% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of December 31, 2012, 96.2% of our losses and benefits recoverable were not due for payment.
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
Property and casualty loss reserve development
The following table presents the development of balance sheet property and casualty loss reserves calculated in accordance with GAAP, as of December 31, 2003 through December 31, 2012. This table does not present accident or policy year development data. The top line of the table shows the gross reserves at the balance sheet date for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year.
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

(In thousands of U.S. Dollars)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
					(1)	(2)(3)		(4)
Gross reserve for property and casualty losses	$991,687	$1,455,099	$2,006,032	$2,335,109	$2,333,877	$2,938,171	$3,178,094	$3,906,134	$4,216,538	$4,690,344
Reinsurance recoverable	(163,348)	(293,512)	(409,229)	(496,173)	(537,864)	(810,113)	(964,818)	(921,032)	(1,035,004)	(1,257,550)
Reserve for property and casualty losses originally stated, net of reinsurance	828,339	1,161,587	1,596,803	1,838,936	1,796,013	2,128,058	2,213,276	2,985,102	3,181,534	3,432,794
Cumulative net paid losses,
1 year later	119,269	217,637	169,008	361,702	184,223	368,539	574,725	576,018	634,915
2 years later	257,182	321,533	501,837	504,462	385,859	828,767	937,445	886,046
3 years later	333,238	545,653	608,195	658,719	772,828	1,130,600	1,056,932	—
4 years later	502,167	611,463	731,446	1,015,269	1,000,865	1,201,637	—	—
5 years later	553,107	693,893	1,069,689	1,192,441	1,037,302	—	—	—
6 years later	597,605	980,718	1,206,724	1,217,946	—	—	—	—
7 years later	807,621	1,081,952	1,221,780	—	—	—	—	—
8 years later	870,980	1,093,396	—	—	—	—	—	—
9 years later	875,720	—	—	—	—	—	—	—	—
Net reserves re-estimated as of
1 year later	826,799	1,296,558	1,585,834	1,774,591	1,689,054	2,040,403	2,102,672	2,844,832	3,100,232
2 years later	975,441	1,277,712	1,533,584	1,679,434	1,628,832	1,986,002	1,995,973	2,733,234	—
3 years later	977,590	1,229,303	1,475,583	1,628,019	1,573,336	1,896,907	1,899,733	—	—
4 years later	945,186	1,205,584	1,433,523	1,563,724	1,497,278	1,793,744	—	—	—
5 years later	932,423	1,184,617	1,380,775	1,486,714	1,396,039	—	—	—	—
6 years later	924,962	1,158,483	1,337,031	1,425,807	—	—	—	—	—
7 years later	916,677	1,151,436	1,315,545	—	—	—	—	—	—
8 years later	912,932	1,140,839	—	—	—	—	—	—	—
9 years later	907,103	—	—	—	—	—	—	—	—
Net cumulative (deficiency) redundancy	(78,764)	20,748	281,258	413,129	399,974	334,314	313,543	251,868	81,302
Net reserve for losses and loss expenses re-estimated	907,103	1,140,839	1,315,545	1,425,807	1,396,039	1,793,744	1,899,733	2,733,234	3,100,232
Reinsurance recoverable re-estimated	177,420	277,247	362,492	354,840	350,849	661,628	832,531	832,137	942,441
Gross reserves for losses and loss expenses re-estimated	1,084,523	1,418,086	1,678,037	1,780,647	1,746,888	2,455,372	2,732,264	3,565,371	4,042,673
Gross cumulative (deficiency) redundancy	$(92,836)	$37,013	$327,995	$554,462	$586,989	$482,799	$445,830	$340,763	$173,865

(1)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra E&S, which we acquired in April 2007.

(2)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra America, which we acquired in June 2008.

(3)	Gross and net reserve for property and casualty losses includes, for the first time, Alterra Capital UK, which we acquired in November 2008.

(4)	Gross and net reserve for property and casualty losses includes, for the first time, Harbor Point, which we acquired in May 2010.

During 2012, our re-estimated balance sheet reserves for 2003 and each subsequent balance sheet decreased as a result of net favorable development on a large number of contracts from varied underwriting years and lines of business. The more significant development included:

•
Net favorable development for the insurance segment of $44.3 million, excluding the development associated with changes in insurance premium estimates described below, of which $19.8 million was recognized on professional liability and $11.5 million on general casualty lines of business, primarily on the 2006 and 2007 years, and $9.3 million on the property line of business primarily on the 2010 and 2011 years;

•
Net unfavorable development for our U.S. insurance segment of $8.0 million, including $7.5 million and $3.2 million of net unfavorable development on the general casualty and property lines of business, respectively, relating to our contract binding business, the renewal rights for which we sold during 2011;

•
Net favorable development for the reinsurance segment of $53.4 million, excluding the development associated with changes in reinsurance premium estimates described below. We recorded net favorable development on long tail lines of business, including $28.1 million from general casualty primarily on the 2002 year and $19.8 million on our whole account line of business primarily on 2006-2007 years. This was partially offset by unfavorable development of $17.4 million on medical malpractice primarily on 2008-2011 years. We recorded net favorable development on short tail lines of business, including $7.1 million on property primarily on 2010 and 2011 years;

•	Net favorable development for our Alterra at Lloyd's segment of $1.2 million;

•
Net unfavorable development of $7.9 million arising from increases in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as we receive additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The unfavorable development was offset by an increase in earned premium net of acquisition costs of $8.5 million; and

•	Net unfavorable development of $1.6 million arising from increases in premium estimates in our global insurance segment.
Our balance sheet reserves for 2003 and 2004 in the above table shows the effects of the development on one specific contract recorded in 2005. The development on this contract in the years subsequent to 2004 has not been significant. The contract increased 2003 reserves by $64.8 million and 2004 reserves by $15.3 million, for a total increase of $80.1 million. The unfavorable development triggered additional premiums and interest on such additional premiums of $70.7 million, which are not reflected in the table above.
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
For additional information on our reserves, including a reconciliation of losses and loss adjustment expense reserves for the years ended December 31, 2012, 2011 and 2010, refer to Note 7 of our audited consolidated financial statements included herein.
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
There have been no material reserve adjustments to our life and annuity reinsurance benefit reserves during the years ended December 31, 2012, 2011 and 2010.
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
We recognized other than temporary impairment charges through earnings of $6.9 million, $2.9 million and $2.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.
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
Other Investments
Our hedge fund portfolio comprises a portfolio of limited partnership and stock investments in trading entities, or funds, which invest in a wide range of financial products. Investments in the funds are carried at fair value. The change in fair value is included in net realized and unrealized gains on investments and recognized in net income. The units of account that we fair value are our interests in the funds and not the underlying holdings of such funds. Thus, the inputs we use to value our investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator, where the fund’s underlying holdings can be in various quoted and unquoted investments. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda. Based upon information provided by the fund managers, as of December 31, 2012, we estimate that over 83% of the underlying assets in the funds are publicly traded securities or have broker quotes available.
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
As of December 31, 2012, certain of our funds had either imposed a gate on redemptions or segregated a portion of the underlying assets into a side-pocket (whereby the funds are assigned to a separate memorandum capital account or designated account). A gate refers to funds which provide for periodic redemptions, however, in accordance with the funds’ governing documents, a fund with a gate has the ability to deny or delay a redemption request. Based on the review process applied by management on such funds, in the year ended December 31, 2010 we made an adjustment of $2.5 million to the reported net asset value of a hedge fund to reduce its fair value to $nil. We continued to carry this fund at a value of $nil as of December 31, 2012 (2011 - $nil), which is our best estimate of the fund's fair value. No adjustments to reported net asset values of any funds have been made during the years ended December 31, 2012 and 2011.
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
During the years ended December 31, 2012, 2011 and 2010, we wrote the following amounts of property and casualty reinsurance premiums on a quota share or proportional basis and excess of loss basis:

In millions of U.S. Dollars	2012	2011	2010
Quota share/proportional	$506.9	$538.7	$256.1
Excess of loss	577.0	534.1	385.0
Total	$1,083.9	$1,072.8	$641.1
The net adjustments to gross premiums written as a result of changes in premium estimates were an increase of $6.3 million for the year ended December 31, 2012, an increase of $37.3 million for the year ended December 31, 2011 and a decrease of $24.8 million for the year ended December 31, 2010. Such adjustments are generally the result of changing market conditions experienced by our clients.

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
We accrue for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and the only element of management judgment involved is with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time we record losses and are earned on a pro-rata basis over the coverage period. Reinstatement premiums assumed and ceded for the year ended December 31, 2012 were $17.5 million and $24.7 million, respectively. Reinstatement premiums assumed and ceded for the year ended December 31, 2011 were $36.9 million and $6.3 million, respectively. Reinstatement premiums assumed and ceded were not material for the year ended December 31, 2010.
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
Results of Operations
We monitor the performance of our underwriting operations in five segments:

•
Global insurance - We offer property and casualty excess of loss capacity from our offices in Bermuda, Dublin and London primarily to U.S. and international Fortune 1000 companies. Insurance offered from our U.S. offices is included within our U.S. insurance segment. Principal lines of business include aviation, excess liability, professional lines and property.

•
U.S. insurance - We offer property and casualty insurance coverage from our offices in the United States primarily to Fortune 3000 companies. Principal lines of business include general/excess liability, marine, professional liability and property.

•
Reinsurance - We offer property and casualty quota share and excess of loss reinsurance from our offices in Bermuda, Bogotá, Buenos Aires, Dublin, London, Rio de Janeiro and the United States to insurance and reinsurance companies worldwide. Principal lines of business include agriculture, auto, aviation, credit/surety, general casualty, marine & energy, medical malpractice, professional liability, property, whole account and workers’ compensation.

•
Alterra at Lloyd’s - We offer property and casualty quota share and excess of loss insurance and reinsurance from our offices in London, Dublin and Zurich, primarily to medium- to large- sized international clients. Principal lines of business include accident & health, agriculture, aviation, financial institutions, international casualty, marine, professional liability and property.

•
Life and annuity reinsurance - We previously offered reinsurance products focusing on blocks of life and annuity business, which took the form of co-insurance transactions whereby the risks are reinsured on the same basis as the original policies. In 2010 we determined not to write any new life and annuity contracts in the foreseeable future.

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
Effective July 1, 2012, we further redefined our reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. Our Latin America business is now combined with and reported as part of the reinsurance segment.
The changes in reporting segments reflect changes in the monitoring of our underwriting operations and information regularly reviewed by our senior management. Segment disclosures for comparative periods have been re-presented to reflect our segment structure as of July 1, 2012.
Net investment income and net realized and unrealized gains (losses) on investments are discussed within the investing activities section of this report and not within the segment sections of this report. See “Investing Activities.”

Consolidated Results of Operations—For the years ended December 31, 2012, 2011 and 2010
The following is a discussion and analysis of our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010, which are summarized below:

	Year Ended December 31, 2012	% change	Year Ended December 31, 2011	% change	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$1,971,458	3.5%	$1,904,066	35.0%	$1,410,731
Reinsurance premiums ceded	(651,699)	38.0%	(472,077)	27.2%	(371,163)
Net premiums written	$1,319,759	(7.8)%	$1,431,989	37.7%	$1,039,568

Net premiums earned	$1,365,223	(4.2)%	$1,424,974	21.5%	$1,172,486
Net investment income	218,964	(6.8)%	234,846	5.6%	222,458
Net realized and unrealized gains (losses) on investments	70,886	n/m	(38,339)	n/m	16,872
Net impairment losses recognized in earnings	(6,908)	134.6%	(2,945)	11.3%	(2,645)
Other income	10,301	90.9%	5,396	12.2%	4,808
Total revenues	1,658,466	2.1%	1,623,932	14.8%	1,413,979

Net losses and loss expenses	926,445	(2.0)%	945,593	44.4%	654,841
Claims and policy benefits	55,582	(6.4)%	59,382	(8.9)%	65,213
Acquisition costs	250,413	(4.1)%	261,102	39.3%	187,464
Interest expense	35,644	(18.4)%	43,688	54.5%	28,275
Net foreign exchange (gains) losses	(160)	(112.2)%	1,312	n/m	(115)
Merger and acquisition expense	3,289	n/m	—	(100.0)%	(48,776)
General and administrative expenses	231,562	(9.9)%	257,074	16.5%	220,586
Total losses and expenses	1,502,775	(4.2)%	1,568,151	41.6%	1,107,488
Income before taxes	155,691	179.1%	55,781	(81.8)%	306,491
Income tax expense (benefit)	11,885	(225.1)%	(9,501)	n/m	4,156
Net income	$143,806	120.3%	$65,282	(78.4)%	$302,335

Loss ratio (a)	68.0%		66.5%		56.1%
Acquisition cost ratio (b)	18.4%		18.3%		16.0%
General and administrative expense ratio (c)	13.1%		13.4%		13.6%
Combined ratio (d)	99.5%		98.2%		85.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.

(d)
The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.

n/m Not meaningful.
Premiums. Gross premiums written for the year ended December 31, 2012 increased by 3.5% compared to the prior year period. The principal reason for the increase was strategic growth in our Alterra at Lloyd’s and U.S. insurance segments partially offset by a decline in business written by our reinsurance segment. Certain lines within our reinsurance segment did experience growth in gross premiums written for the year ended December 31, 2012, including our property and credit/surety lines of business which generated growth through our Latin America operations.

Gross premiums written for the year ended December 31, 2011 increased by 35.0% compared to the year ended December 31, 2010. The principal reason for the increase was the additional reinsurance premiums written as a result of the Amalgamation, which were not included in the comparative period prior to May 12, 2010. In addition, favorable market conditions in the property and auto lines of business in the reinsurance segment resulted in increased premiums written in these lines. We also continued to expand our product offerings in Alterra at Lloyd’s and our operations in Latin America generated increased levels of premiums written in the year ended December 31, 2011. Our global insurance and U.S insurance segments also had modest growth in premiums written during the year primarily due to pricing increases and new business in certain lines of business as well as increased product offerings.
The growth in gross premiums written for the year ended December 31, 2011 was primarily in short-tail lines of business resulting in a change in mix of gross premiums written from 50.7% short-tail lines and 49.3% long-tail lines for the year ended December 31, 2010 to 56.4% short-tail lines and 43.6% long-tail lines.
The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2012 was 33.1% compared to 24.8% in the prior year. The increase in the ratio was principally due to additional property reinsurance purchased in our reinsurance segment and additional ceded reinstatement premiums in our U.S insurance segment resulting from losses associated with Hurricane Sandy. This was in addition to the impact of the 100% retrocession of the business written through our contracted general agent distribution channel, which we refer to as our contract binding business, in our U.S. insurance segment starting from August 1, 2011. We ceased writing and ceding the contract binding business in the second quarter of 2012.
The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 24.8% compared to 26.3% for the year ended December 31, 2010. The decrease in the percentage of reinsurance premiums ceded compared to the prior year was principally due to the Amalgamation and the reduction in the amount of business ceded by our reinsurance segment. This was partially offset by the 100% retrocession of the business written through our contract binding business in our U.S. insurance segment starting from August 1, 2011, along with the impact of additional ceded reinstatement premiums in our Alterra at Lloyd’s segment.
During the past several years, we have shifted the mix of business written in our reinsurance segment from predominantly long-tail business to predominantly short-tail business, principally in response to market conditions. This greater emphasis on short-tail lines of business, with property being the largest component, and including our investment in the New Point sidecars, has increased our probable maximum loss from property catastrophe events. The industry’s adoption of new external vendor catastrophe models has also contributed to the increase in our aggregate exposure estimates for property catastrophe events. To manage this increased exposure and operate within our risk tolerances, we have increased our purchase of reinsurance, with an emphasis on property reinsurance. As a result of these factors, our net premiums written decreased for the year ended December 31, 2012 compared to the prior year despite an increase in gross premiums written. We regularly monitor our need for reinsurance based on aggregate risk exposures.
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
Net investment income. Net investment income for the year ended December 31, 2012 decreased by 6.8% compared to the prior year. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio. Our average investment yield was 2.89% for the year ended December 31, 2012 compared to 3.09% and 3.39% for the years ended December 31, 2011 and 2010, respectively.
Net investment income for the year ended December 31, 2011 increased by 5.6% compared to the prior year. The increase in net investment income was principally attributable to the increase in cash and invested assets as a result of the Amalgamation, with some additional benefit from shifting cash into higher yielding fixed maturity securities.
Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. The year ended December 31, 2012 included net realized gains on available for sale fixed maturities of $26.1 million compared to $11.5 million of realized gains in the prior year period. Most of the realized gains in the current period related to sales of longer duration securities, taking advantage of gains caused by declining long term interest rates and at the same time reducing our exposure to longer duration securities. The year ended December 31, 2012 also included income from equity method investments of $20.9 million, principally related to our investment in New Point IV, compared to $1.4 million in the prior year period, and a $13.9 million increase in fair value of the hedge fund portfolio compared to a decrease in fair value of $11.8 million in the prior year period.

For the year ended December 31, 2011, the principal component of the net loss was a $25.0 million loss on a catastrophe bond with exposure to the Japan earthquake and tsunami, compared to an increase in fair value of catastrophe bonds of $0.4 million in the prior year period. Our results for the year ended December 31, 2011 also included a decrease in fair value of our hedge funds of $11.8 million compared to an increase of $14.3 million in the prior year period, and a decrease in fair value of derivatives of $13.6 million compared to a decrease of $12.0 million in the prior year period.
Our results for the year ended December 31, 2010 included an increase in fair value of hedge funds of $14.3 million and a $10.4 million loss on an interest rate forward transaction entered into in the second quarter of 2010 in contemplation of a possible long term debt issuance.
Other income. Other income for the year ended December 31, 2012 principally comprised underwriting fees and profit commission earned from New Point Re IV.
During the year ended December 31, 2011, Alterra E&S sold the renewal rights to our contract binding business. We recognized a net gain on sale of $0.8 million, which included the derecognition of goodwill of $1.0 million. Also included in other income for the year ended December 31, 2011 are fees earned for the management of New Point Re IV.
Net losses and loss expenses. The loss ratio increased for the year ended December 31, 2012 by 1.5 percentage points compared to the prior year. Significant items impacting the 2012 loss ratio were:

•
Net favorable development of prior year loss reserves, excluding the effect of premium adjustments, for the year ended December 31, 2012 of $90.8 million compared to $153.3 million in the year ended December 31, 2011;

•
Net favorable development of $44.3 million was recognized in our global insurance segment, $53.4 million in our reinsurance segment and $1.2 million in our Alterra at Lloyd's segment for the year ended December 31, 2012. This was partially offset by net unfavorable development of $8.0 million in our U.S. insurance segment;

•
The prior year loss reserve development reduced the loss ratio by 6.7 percentage points for the year ended December 31, 2012, compared to 10.8 percentage points for the year ended December 31, 2011. Excluding the impact of net favorable loss development, the loss ratio for the year ended December 31, 2012 was 74.6%, compared to 77.3% for the year ended December 31, 2011. The decrease in the loss ratio for the year ended December 31, 2012 compared to the prior year was principally due to a decrease in property catastrophe losses; and

•
For the year ended December 31, 2012, our results included $124.5 million of net losses related to significant property catastrophe events, principally resulting from Hurricane Sandy and Hurricane Isaac. The year ended December 31, 2012 also included a net underwriting loss (net of premiums and acquisition costs earned) of $17.5 million on our agriculture line of business. These agriculture losses relate to the severe drought conditions experienced in many parts of the United States in 2012. For the year ended December 31, 2011, our results included $269.4 million of net losses related to significant property catastrophe events.

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

•
Net favorable development of $65.4 million was recognized in our global insurance segment, $80.6 million in our reinsurance segment and $17.3 million in our Alterra at Lloyd's segment in the year ended December 31, 2011. This was partially offset by net unfavorable development of $10.0 million in our U.S. insurance segment. The unfavorable reserve development in our U.S. insurance segment principally related to the contract binding business, for which we sold the renewal rights for all renewals after August 1, 2011;

•
The prior year loss reserve development reduced the loss ratio by 10.8 percentage points for the year ended December 31, 2011, compared to 9.0 percentage points for the year ended December 31, 2010. Excluding the impact of net favorable loss development, the loss ratio was 77.3% for the year ended December 31, 2011 compared to 65.1% for the year ended December 31, 2010. The increase in the loss ratio for the year ended December 31, 2011 compared to the prior year was principally due to the increase in significant property catastrophe losses in 2011; and

•
For the year ended December 31, 2011, our results included incurred losses net of reinsurance of $269.4 million compared to $54.9 million related to significant property catastrophe events and significant per-risk losses. The significant property catastrophe event net losses for the year ended December 31, 2011 included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States, Hurricane Irene and the Thailand floods. For the year ended December 31, 2010, our results included net losses of $54.9 million for property catastrophe events, including losses resulting from the Chile earthquake, Europe Windstorm Xynthia and Australia hailstorms.

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
Claims and policy benefits. We did not write any new life and annuity reinsurance contracts in the years ended December 31, 2012, 2011 and 2010. We do not intend to write any new life and annuity reinsurance contracts in our life and annuity reinsurance segment in the foreseeable future.
Acquisition costs. Our acquisition cost ratio for the year ended December 31, 2012 remained consistent with the prior year. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned and the amount and type of reinsurance purchased impact our acquisition cost ratio from period to period. Our mix between insurance and reinsurance business did not change significantly between 2011 and 2012.
Our acquisition cost ratio for the year ended December 31, 2011 increased by 2.3 percentage points compared to the prior year. The increase in the acquisition cost ratio was principally due to changes in the mix of business written. Our relative mix of insurance and reinsurance business moved towards more reinsurance, with 66.9% of net premiums earned being from reinsurance business for the year ended December 31, 2011 compared to 60.4% for the year ended December 31, 2010. This resulted in an increase in the acquisition cost ratio as reinsurance business tends to have higher acquisition costs compared to insurance. A decrease in the level of reinsurance purchased across our segments also contributed to the increase in the ratio for the year ended December 31, 2011.
Interest expense. Interest expense reflects interest on our senior notes, interest on funds withheld from reinsurers, and accretion on deposit liability contracts. Interest expense for the year ended December 31, 2012 decreased by $8.0 million compared to the prior year principally due to a reduction in the funds withheld from Grand Central Re.
Interest expense for the year ended December 31, 2011 increased by $15.4 million compared to the year ended December 31, 2010. The increase was principally a result of the issuance of senior notes in September of 2010. In addition, an adjustment to the deposit liability on a certain contract based on new information received resulted in an increase in interest expense in 2011.
Merger and acquisition expenses. Merger and acquisition expenses for the year ended December 31, 2012 comprised advisory, legal and other professional fees related to the proposed Merger. Additionally, merger and acquisition expenses for the year ended December 31, 2010 comprised advisory, legal and other professional fees, the acceleration of stock based compensation expense and other merger related expenses related to the Amalgamation with Harbor Point. These expenses were offset by the negative goodwill gain of $95.8 million recognized from the Amalgamation.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 decreased by $25.5 million compared to the prior year. This decrease was principally due to a decrease in compensation expense, including a reduction in awards granted to retirement eligible employees, as well as a reduction in legal and accounting expenses.
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
Income tax expense (benefit). Corporate income tax expense or benefit is generated through our operations in taxable jurisdictions, principally in the United States, Europe and Latin America. The effective tax rate was 7.6% for the year ended December 31, 2012 compared with negative 17.0% in the year ended December 31, 2011 and 1.4% in the year ended December 31, 2010. Our effective income tax rate, which we calculate as income tax expense or benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income or loss in any given period between different jurisdictions with different tax rates. The geographic distribution of pre-tax net income or loss can vary significantly between periods principally due to the mix of business written and earned during the period, the geographic location of investment income and realized and unrealized investment gains and losses and the geographic location of net losses and loss expenses incurred.

The Company’s income before taxes, income tax expense (benefit) and effective income tax rate for the years ended December 31, 2012, 2011 and 2010 were:

(In thousands of U.S. Dollars)	2012	2011	2010
Income before taxes	$155,691	$55,781	$306,491
Income tax expense (benefit)	$11,885	$(9,501)	$4,156
Effective income tax rate	7.6%	(17.0)%	1.4%
Our effective tax rate and our tax expense increased significantly for the year ended December 31, 2012 compared to the prior year due principally to the recording of a valuation allowance related to deferred tax assets in our U.S. subsidiaries, which increased the tax expense for the year by $24.6 million.
Our effective tax rate was negative for the year ended December 31, 2011 due principally to two factors. Our results for the year ended December 31, 2011 contained a significant amount of property catastrophe losses and the distribution of these losses was heavily weighted towards jurisdictions with higher tax rates, resulting in a greater amount of tax benefits than tax expense. Further contributing to the negative effective tax rate was the release of a valuation allowance related to deferred tax assets in our U.S. subsidiaries, which had the effect of increasing the tax benefit for the year.
Global Insurance Segment

	Year Ended December 31, 2012	% change	Year Ended December 31, 2011	% change	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$371,638	1.6%	$365,761	(1.2)%	$370,120
Reinsurance premiums ceded	(189,330)	4.3%	(181,454)	6.4%	(170,608)
Net premiums written	$182,308	(1.1)%	$184,307	(7.6)%	$199,512
Net premiums earned	$185,502	(1.7)%	$188,739	(13.7)%	$218,593
Net losses and loss expenses	(111,940)	22.0%	(91,753)	(28.8)%	(128,823)
Acquisition costs	(974)	n/m	517	n/m	(3,381)
General and administrative expenses	(27,593)	(2.8)%	(28,377)	(0.8)%	(28,615)
Other income	816	19.0%	686	(9.7)%	760
Underwriting income	$45,811	(34.4)%	$69,812	19.3%	$58,534
Loss ratio (a)	60.3%		48.6%		58.9%
Acquisition cost ratio (b)	0.5%		(0.3)%		1.5%
General and administrative expense ratio (c)	14.9%		15.0%		13.1%
Combined ratio (d)	75.7%		63.4%		73.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Year Ended December 31, 2012	% of Premium Written	% Ceded	Year Ended December 31, 2011	% of Premium Written	% Ceded	Year Ended December 31, 2010	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$27,514	7.4%	43.5%	$32,376	8.9%	31.3%	$39,888	10.8%	50.0%
Excess liability	102,754	27.6%	53.2%	98,582	27.0%	47.5%	89,933	24.3%	48.8%
Professional liability	166,457	44.8%	51.2%	157,881	43.1%	53.5%	177,199	47.9%	47.3%
Property	74,913	20.2%	50.0%	76,922	21.0%	52.1%	63,100	17.0%	36.5%
	$371,638	100.0%	50.9%	$365,761	100.0%	49.6%	$370,120	100.0%	46.1%

Short tail lines (a)	$102,427	27.6%		$109,298	29.9%		$102,988	27.8%
Long tail lines (b)	269,211	72.4%		256,463	70.1%		267,132	72.2%
	$371,638	100.0%		$365,761	100.0%		$370,120	100.0%

(a)	Short tail includes aviation and property lines of business.

(b)	Long tail includes excess liability and professional liability lines of business.

Premiums. Gross premiums written for the year ended December 31, 2012 increased by 1.6% compared to the prior year. Significant factors affecting 2012 gross premiums written were:

•
We have seen modest improvements in market conditions in our excess liability, professional liability and property lines of business with gross premiums written in theses lines generally flat to slightly increased; and

•	Gross premiums written in our aviation line of business have declined in line with our planned strategy to reduce premiums for this line of business in this segment.
Gross premiums written for the year ended December 31, 2011 decreased 1.2% compared to the prior year. Significant factors affecting 2011 gross premiums written were:

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

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2012 was 50.9% compared to 49.6% and 46.1%, respectively, in the years ended December 31, 2011 and December 31, 2010. The amount of reinsurance that we purchase can vary significantly by line of business and product line. The increase in the percentage of reinsurance premiums ceded on our aviation line of business for the year ended December 31, 2012 was due principally to premium adjustments on an excess of loss reinsurance treaty.
The increase in the percentage of reinsurance premiums ceded for the year ended December 31, 2011 was principally due to changes in the mix of business and an increase in the percentage of quota share reinsurance purchased on our property line of business to manage our aggregate exposures. A contributing factor to the lower percentage ceded in 2010 was the reduction in property reinsurance premiums ceded to Harbor Point, which became fully eliminated intercompany transactions after the Amalgamation. We replaced those reinsurance premiums ceded with third parties over the course of the normal renewal periods.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the year ended December 31, 2012 increased by 11.7% percentage points compared to the year ended December 31, 2011. The net favorable and (unfavorable) development of prior year reserves in the year ended December 31, 2012, 2011 and 2010 by line of business was as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions of U.S. Dollars)
Aviation	$3.7	$8.6	$8.3
Excess liability	11.5	19.0	8.3
Professional liability	19.8	15.7	22.1
Property	9.3	22.1	6.5
	44.3	65.4	45.2
Loss development resulting from premium adjustments	(1.6)	1.2	(2.8)
	$42.7	$66.6	$42.4
Significant items impacting the 2012 loss ratio were:

•
Net favorable development of prior year loss reserves, excluding the effect of premium adjustments, in the year ended December 31, 2012 of $44.3 million compared to $65.4 million in the year ended December 31, 2011;

•
Net favorable loss development in the year ended December 31, 2012 reflected better than expected loss emergence and was principally in the following lines of business and accident years: professional liability (2006), excess liability (2006 and 2007) and property (2010 and 2011);

•
The prior year loss reserve development reduced the loss ratio by 23.9% percentage points for the year ended December 31, 2012, compared to 34.6% percentage points for the year ended December 31, 2011. Excluding the impact of net favorable loss development, the loss ratio was 84.2% for the year ended December 31, 2012 compared to 83.2% for the year ended December 31, 2011; and

•
For the year ended December 31, 2012, our results included $18.5 million of net losses relating to Hurricane Sandy compared to net losses of $15.4 million related to property catastrophe events in the year ended December 31, 2011. A portion of the losses in the current and prior year fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

Significant items impacting the 2011 loss ratio were:

•
Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, in the year ended December 31, 2011 of $65.4 million compared to $45.2 million in the year ended December 31, 2010;

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

•
The prior year loss reserve development reduced the loss ratio by 34.6% percentage points for the year ended December 31, 2011, compared to 20.7% percentage points for the year ended December 31, 2010. Excluding the impact of net favorable loss development, the loss ratio was 83.2% for the year ended December 31, 2011 compared to 79.6% for the year ended December 31, 2010. The increase was principally due to higher losses related to property catastrophe and significant per-risk losses during the year ended December 31, 2011 compared to the year ended December 31, 2010; and

•
For the year ended December 31, 2011, our results included net losses of $15.4 million related to property catastrophe events and significant per-risk losses compared to $12.1 million for the year ended December 31, 2010. A portion of these losses fell within our attritional loss ratio, as we expect a certain level of property losses in each period. Large events during the year ended December 31, 2011 included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States and Hurricane Irene.

Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. The acquisition cost ratio was consistent for the year ended December 31, 2012 compared to the prior years.
General and administrative expenses. General and administrative expenses in this segment have remained consistent over the past three years.
U.S. Insurance Segment

	Year Ended December 31, 2012	% change	Year Ended December 31, 2011	% change	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$399,061	6.5%	$374,696	15.7%	$323,990
Reinsurance premiums ceded	(217,964)	52.9%	(142,566)	44.6%	(98,576)
Net premiums written	$181,097	(22.0)%	$232,130	3.0%	$225,414
Net premiums earned	$194,863	(12.7)%	$223,323	19.6%	$186,732
Net losses and loss expenses	(206,862)	34.7%	(153,558)	29.8%	(118,337)
Acquisition costs	(23,184)	(36.3)%	(36,404)	28.0%	(28,444)
General and administrative expenses	(46,658)	3.3%	(45,171)	25.4%	(36,015)
Other income	81	(71.0)%	279	(45.0)%	507
Underwriting (loss) income	$(81,760)	n/m	$(11,531)	n/m	$4,443
Loss ratio (a)	106.2%		68.8%		63.4%
Acquisition cost ratio (b)	11.9%		16.3%		15.2%
General and administrative expense ratio (c)	23.9%		20.2%		19.3%
Combined ratio (d)	142.0%		105.3%		97.9%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Year Ended December 31, 2012	% of Premium Written	% Ceded	Year Ended December 31, 2011	% of Premium Written	% Ceded	Year Ended December 31, 2010	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$83,461	20.9%	48.7%	$50,052	13.4%	41.5%	$45,948	14.2%	40.5%
Marine	100,887	25.3%	46.8%	88,493	23.6%	34.6%	67,454	20.8%	45.5%
Professional Liability	61,238	15.3%	44.7%	44,169	11.8%	39.4%	12,454	3.8%	14.6%
Property	132,222	33.1%	63.1%	122,584	32.7%	34.9%	105,840	32.7%	23.7%
Gross premiums written excluding contract binding business	$377,808	94.7%	52.6%	$305,298	81.5%	36.5%	$231,696	71.5%	32.9%
Contract binding business - Property	4,449	1.1%	102.4%	14,796	3.9%	47.4%	$33,465	10.3%	34.6%
Contract binding business - General Liability	16,804	4.2%	87.5%	54,602	14.6%	44.1%	$58,829	18.2%	18.2%
	$399,061	100.0%	54.6%	$374,696	100.0%	38.0%	$323,990	100.0%	30.4%

Short tail lines (a)	$237,558	59.5%		$225,873	60.3%		$206,759	63.8%
Long tail lines (b)	161,503	40.5%		148,823	39.7%		117,231	36.2%
	$399,061	100.0%		$374,696	100.0%		$323,990	100.0%

(a)	Short tail includes marine and property lines of business.

(b)	Long tail includes general/excess liability and professional liability lines of business.

Premiums. Gross premiums written for the year ended December 31, 2012 increased 6.5% compared to the prior year. Excluding the contract binding business which we ceased writing in the quarter ended June 30, 2012, gross premiums written increased 23.8% for the year ended December 31, 2012 compared to the prior year. Significant factors affecting gross premiums written were:

•
Growth in wholesale excess casualty business (which is included within our general/excess liability line of business) of $36.2 million compared to the prior year. We commenced writing wholesale excess casualty business in the third quarter of 2011;

•	Continued expansion of our retail Alterra Insurance USA platform, principally in the professional liability line of business;

•	Growth in our marine line of business resulting from the expansion of our underwriting team; and

•
A decrease in general liability insurance written through the brokerage distribution channel of $15.0 million for the year ended December 31, 2012 compared to the prior year. We ceased writing this product line in the first quarter of 2012.

Gross premiums written for the year ended December 31, 2011 increased 15.7% compared to the prior year period. Excluding the contract binding business, which we ceased writing in the quarter ended June 30, 2012, gross premiums written increased 31.8% for the year ended December 31, 2011 compared to 2010. The increase in 2011 gross premiums written was principally due to:

•	Organic growth in business written in our marine and professional liability lines; and

•	Growth in our general liability line of business due to the addition of wholesale excess casualty business to our product offerings in this line.
During the quarter ended September 30, 2011, Alterra E&S sold the renewal rights to our contract binding business. However, under an agreement with the purchaser, commencing August 1, 2011, the contract binding business continued to be written by Alterra E&S and 100% of the premiums and losses were ceded to the purchaser. The 100% quota share reinsurance of this business meant that we did not retain any written and earned premium or net losses, but earned a ceding commission on new and renewal policies incepting after August 1, 2011. During the quarter ended June 30, 2012 we stopped writing and ceding this business.
The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2012 was 54.6% compared to 38.0% in the prior year. The increase in the percentage of premiums ceded was impacted by $15.0 million of ceded reinstatement premiums, principally related to Hurricane Sandy, for the year ended December 31, 2012 compared to minimal ceded reinstatement premiums in the prior year. Excluding the impact of these ceded reinstatement premiums, the ratio of reinsurance premiums ceded to gross premiums written would have been 50.9% for the year ended December 31, 2012. In addition, the 100% cession of $18.4 million of gross premiums written from the contract binding business affected both general liability and property lines for the year ended December 31, 2012. For the year ended December 31, 2011, $23.5 million of contract binding business gross premiums written was 100% ceded. Excluding these additional amounts of premiums ceded (and the reinstatement premiums discussed above), the percentage of premiums ceded for the year ended December 31, 2012 was 46.2% compared to 31.8% for the year ended December 31, 2011. The remaining increase resulted from a new quota share reinsurance treaty covering our brokerage-sourced property business that was entered into in the first quarter of 2012 and an increase in excess liability business written, which is ceded at a higher percentage than the general liability business written in the prior year period. Overall, our ratio of reinsurance premiums ceded to gross premiums written is increasing due to a shift in business mix within the segment to newer product lines, including our wholesale excess casualty line and our retail Alterra Insurance USA platform, on which we purchase more reinsurance than on our more established lines of business.
The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 38.0% compared to 30.4% in the year ended December 31, 2010. The increase in the percentage of premiums ceded in the year ended December 31, 2011 was principally due to the 100% cession of our contract binding business starting from August 1, 2011. Excluding this additional amount of premiums ceded, the percentage of premiums ceded for the year ended December 31, 2011 was 31.8%. The prior year period was impacted by the cancellation of a property quota share treaty that resulted in $20.6 million of returned ceded premium. Excluding this treaty, the ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2010 was 36.8%. The decrease from 36.8% to 31.8% was consistent with our planned increase in risk retention during the year.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.

Net losses and loss expenses. The loss ratio for the year ended December 31, 2012 increased 37.4 percentage points compared to the prior year. The net favorable and (unfavorable) development of prior year reserves in the year ended December 31, 2012, 2011 and 2010 by line of business was as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In millions of U.S. Dollars)
General/Excess Liability	$(7.5)	$(6.3)	$(0.2)
Marine	2.3	—	(2.0)
Professional Liability	0.3	—	—
Property	(3.1)	(3.7)	3.1
	$(8.0)	$(10.0)	$0.9
Significant items that impacted the 2012 loss ratio were:

•
Net unfavorable prior year loss development of $8.0 million for the year ended December 31, 2012 compared to net unfavorable loss development of $10.0 million for the year ended December 31, 2011. Net unfavorable development in our general/excess liability and property lines of business in both of the years ended December 31, 2012 and 2011 principally related to our discontinued contract binding business. This development was from policies written prior to our sale of this business in 2011;

•
The prior year loss reserve development increased the loss ratio by 4.1 percentage points for the year ended December 31, 2012, and increased the loss ratio by 4.5 percentage points for the year ended December 31, 2011. Excluding the impact of prior year loss development, the loss ratio was 102.1% for the year ended December 31, 2012 compared to 64.3% for the year ended December 31, 2011. The increase in loss ratio was due principally to the property catastrophe losses resulting from Hurricane Sandy and Hurricane Isaac and an increase in significant per risk losses exceeding our attritional loss ratio in the current year. In addition, changes in the mix of business, particularly an increase in the marine, excess casualty and professional liability lines of business contributed to the increase. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of net premiums earned; and

•
Our results for the year ended December 31, 2012 include net losses of $51.0 million for property catastrophe losses related to Hurricane Sandy and Hurricane Isaac, compared to net losses of $19.6 million for property catastrophe losses for the year ended December 31, 2011. A portion of catastrophe losses generally fall within our attritional loss ratio, as we expect a certain level of property losses each period.

The loss ratio for the year ended December 31, 2011 increased 5.4 percentage points compared to the year ended December 31, 2010. Significant items impacting the 2011 loss ratio were:

•
Net unfavorable loss development of prior year reserves in the year ended December 31, 2011 was $10.0 million compared to net favorable development of $0.9 million in the year ended December 31, 2010. Net unfavorable loss development in our general liability and property lines of business related to business written by the contract binding business (2007-2010 years). As described previously, the renewal rights for this business were sold during 2011. In addition, there was net unfavorable development in our marine line of business relating to the 2010 year. The net favorable development in the year ended December 31, 2010 principally was on our property line of business;

•
The prior year loss reserve development increased the loss ratio by 4.5 percentage points for the year ended December 31, 2011, and decreased the loss ratio by 0.4 percentage points for the year ended December 31, 2010. Excluding the impact of prior year loss development, the loss ratio was 64.3% for the year ended December 31, 2011 compared to 63.8% for the year ended December 31, 2010. The increase was principally due to changes in the mix of business, particularly an increase in the marine and professional liability lines of business. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of net premiums earned; and

•
Our results for the year ended December 31, 2011 include net losses of $19.6 million for property catastrophe losses compared to $7.0 million for the year ended December 31, 2010. The significant property catastrophe event net losses for the year ended December 31, 2011 included losses resulting from tornadoes and flooding in the United States and Hurricane Irene. The year ended December 31, 2010 included losses resulted from Tennessee flooding and northeastern U.S. storms. These losses fell within our attritional loss ratio, as we expect a certain level of property losses each period.

Acquisition expenses. Acquisition costs decreased $13.2 million for the year ended December 31, 2012 compared to the prior year. This result was due partly to a decrease in net premiums earned and also changes in the mix of business with an increase in excess casualty and retail business earned which have more favorable acquisition cost ratios. In addition, a new quota share reinsurance treaty covering our brokerage-sourced property business that was entered into in the first quarter of

2012 earns commission income compared to no such commission income in the prior year when an excess of loss reinsurance program was in place. Finally, the year ended December 31, 2012 benefited from commission income on the contract binding business that was 100% ceded.
The acquisition cost ratio increased in the year ended December 31, 2011 compared to the year ended December 31, 2010 as we reduced the amount of reinsurance purchased. As we retained more business, we received less ceding commission income to offset our brokerage and commission costs, which increased our acquisition cost ratio.
General and administrative expenses. General and administrative expenses increased $1.5 million compared to the prior year. The increase was principally due to increased compensation costs resulting from the growth of our wholesale excess casualty and professional liability teams.
General and administrative expenses for the year ended December 31, 2011 increased $9.2 million compared to the prior year. The increase was principally due to additional costs associated with the sale of our contract binding business, costs associated with the establishment of our new excess casualty platform and an increase in expenses related to stock based compensation. Notwithstanding these factors, the general and administrative expense ratio for the year ended December 31, 2011 was consistent with the prior year, principally due to the gradual increase in net premiums earned compared to the prior year.
Reinsurance Segment
The underwriting results of the former Harbor Point companies have been included within the reinsurance segment for the period from May 12, 2010.

	Year Ended December 31, 2012	% change	Year Ended December 31, 2011	% change	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$898,453	(1.0)%	$907,186	70.6%	$531,912
Reinsurance premiums ceded	(171,285)	103.9%	(83,984)	31.0%	(64,131)
Net premiums written	$727,168	(11.7)%	$823,202	76.0%	$467,781
Net premiums earned	$768,149	(9.2)%	$846,178	33.5%	$633,771
Net losses and loss expenses	(444,321)	(18.0)%	(541,959)	53.8%	(352,491)
Acquisition costs	(187,078)	(0.4)%	(187,853)	41.4%	(132,831)
General and administrative expenses	(71,633)	(15.7)%	(85,019)	20.4%	(70,639)
Other income	9,296	n/m	1,225	n/m	—
Underwriting income	$74,413	128.5%	$32,572	(58.1)%	$77,810
Loss ratio (a)	57.8%		64.0%		55.6%
Acquisition cost ratio (b)	24.4%		22.2%		21.0%
General and administrative expense ratio (c)	9.3%		10.0%		11.1%
Combined ratio (d)	91.5%		96.3%		87.7%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Year Ended December 31, 2012	% of Premium Written	% Ceded	Year Ended December 31, 2011	% of Premium Written	% Ceded	Year Ended December 31, 2010	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$23,074	2.6%	(0.2)%	$30,682	3.4%	0.4%	$29,222	5.5%	2.4%
Auto	53,443	5.9%	—%	98,360	10.8%	—%	32,285	6.1%	—%
Aviation	28,332	3.2%	12.5%	15,991	1.8%	18.6%	31,292	5.9%	6.7%
Credit/surety	64,978	7.2%	19.3%	41,210	4.5%	2.0%	7,004	1.3%	—%
General casualty	83,212	9.3%	0.7%	74,652	8.2%	1.9%	50,394	9.5%	0.9%
Marine & energy	25,851	2.9%	4.4%	24,012	2.6%	0.5%	16,381	3.1%	0.2%
Medical malpractice	22,708	2.5%	—%	37,345	4.1%	1.0%	51,391	9.7%	7.4%
Other	4,081	0.5%	—%	3,071	0.3%	0.2%	2,729	0.5%	—%
Professional liability	164,719	18.3%	(0.1)%	159,293	17.6%	—%	110,388	20.8%	—%
Property	382,566	42.6%	40.2%	351,791	38.8%	22.2%	166,129	31.2%	35.5%
Whole account	6,302	0.7%	—%	35,800	3.9%	0.1%	3,871	0.7%	29.3%
Workers’ compensation	39,187	4.4%	0.2%	34,979	3.8%	0.6%	30,826	5.7%	(10.3)%
	$898,453	100.0%	19.1%	$907,186	100.0%	9.3%	$531,912	100.0%	12.1%
Short tail lines (a)	$585,476	65.2%		$583,017	64.3%		$286,978	54.0%
Long tail lines (b)	312,977	34.8%		324,169	35.7%		244,935	46.0%
	$898,453	100.0%		$907,186	100.0%		$531,913	100.0%

(a)	Short tail includes agriculture, auto, aviation, credit/surety, marine & energy, other, property and whole account lines of business.

(b)	Long tail includes general casualty, medical malpractice, professional liability, whole account and workers’ compensation lines of business.

Effective July 1, 2012, we redefined our reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. The comparative periods have been re-presented to reflect these changes. For the year ended December 31, 2012, gross premiums written from our Latin America operations were $116.3 million. Gross premiums written from our Latin America operations for the years ended December 31, 2011 and 2010 were $91.8 million and $44.8 million, respectively.
Premiums. Gross premiums written for the year ended December 31, 2012 decreased by 1.0% compared to the prior year. Significant factors affecting the gross premiums written were:

•
Gross premiums written in our auto line of business decreased $44.9 million. The year ended December 31, 2012 included negative premium adjustments of $14.5 million compared to positive premiums adjustments of $14.4 million in the prior year. Excluding the impact of these adjustments, the gross premiums written for the year ended December 31, 2012 were $67.9 million compared to $84.0 million in the prior year. This decrease was principally related to reductions in premiums written on two renewal contracts. These reductions related to increased rates charged by our cedants to their clients that resulted in a lower premium volume of better priced business ceded to us;

•
Gross premiums written in our property line of business increased $30.8 million principally in our international property business where we continued to experience improvement in pricing conditions. The growth in international property also included an increase in gross premiums written of $13.8 million related to our Latin America operations. The increase in property gross premiums written was partially offset by a decrease in reinstatement premiums. The year ended December 31, 2012 included $8.9 million of reinstatement premiums related to catastrophe events compared to $18.5 million in the prior year;

•	Gross premiums written in our whole account line of business decreased $29.5 million principally due to the non-renewal of two contracts totaling $27.0 million due to unfavorable pricing;

•
Gross premiums written in our credit/surety line of business increased $23.8 million principally relating to growth in our Latin America business and the renewal of two multi-year residential mortgage reinsurance contracts that were originally written two years ago;

•
The decrease in gross premiums written in our medical malpractice line of business of $14.6 million was principally due to negative premium estimate adjustments recorded in 2012 compared to positive adjustments in 2011;

•	The increase in our aviation line of business of $12.3 million was principally due to new client business; and

•
Gross premiums written in our agriculture line of business decreased $7.6 million. During the year ended December 31, 2012, a portion of the agriculture business previously written within this segment was renewed in our Alterra at Lloyd's segment.

Gross premiums written for the year ended December 31, 2011 increased by 70.6% compared to the year ended December 31, 2010. Significant factors affecting 2011 gross premiums written were:

•
Gross premiums written across all lines of business increased due to the inclusion of premiums written by the former Harbor Point companies for a full year in 2011 compared to only from May 12 in 2010;

•
Gross premiums written in our property line increased due to new business and increases in participations due to improved pricing and market conditions. This growth included an increase in property gross premiums written related to our Latin America operations from $32.5 million for the year ended December 31, 2010 to $68.7 million for the year ended December 31, 2011;

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

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2012 was 19.1% compared to 9.3% in the prior year. The increase was principally due to increased property reinsurance purchases, primarily to manage aggregate risk exposures.
The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 9.3% compared to 12.1% in the year ended December 31, 2010. The decrease was principally due to the Amalgamation, which resulted in an increase in gross premiums written with a smaller percentage increase in ceded premiums written. In addition, there was an increase in auto business, which is not reinsured, and property business, which had a lower retrocession rate than the prior year.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded. The increase in net premiums earned for the year ended December 31, 2011 compared to the prior year was principally due to the incremental earnings of the Harbor Point portfolio of contracts, which are included within the entire 2011 year but are only included for a portion of the comparable 2010 year.
Net losses and loss expenses. The loss ratio decreased by 6.2 percentage points for the year ended December 31, 2012 compared to the prior year. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2012, 2011 and 2010 by line of business was as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Expressed in millions of U.S. Dollars)
Agriculture	$(0.7)	$4.2	$2.3
Auto	(1.6)	(3.4)	—
Aviation	4.7	11.2	(7.0)
Credit/surety	2.9	4.9	—
General casualty	28.1	4.5	16.8
Marine & energy	8.1	1.7	(9.5)
Medical malpractice	(17.4)	(7.9)	2.7
Other	0.7	5.0	—
Professional liability	4.7	8.2	(12.2)
Property	7.1	27.1	24.9
Whole account	19.8	13.5	10.7
Workers’ compensation	(3.0)	11.6	15.9
	53.4	80.6	44.6
Loss development resulting from premium adjustments	(7.9)	(14.3)	7.8
	$45.5	$66.3	$52.4
Significant items impacting the loss ratio were:

•
Net favorable development of prior year loss reserves, excluding the effect of premium adjustments, in the year ended December 31, 2012 of $53.4 million compared to $80.6 million in the year ended December 31, 2011;

•
Prior year loss reserve development in the year ended December 31, 2012 was principally related to: net favorable development on our general casualty line of business due to better than expected loss emergence along with the favorable settlement of a large underlying claim on the 2002 year; on our property line of business due to better than expected loss emergence principally on the 2010 and 2011 years; and in our whole account line of business due to favorable claims experience on the 2006-2007 years principally on one large quota share contract. This was partially offset by unfavorable development in our medical malpractice line of business principally related to worse than expected claims experience from two cedants principally relating to the 2008-2011 years. We did not renew these contracts in 2012. The remainder of our medical malpractice line of business experienced net favorable development in 2012;

•
The prior year loss reserve development reduced the loss ratio by 6.9 percentage points for the year ended December 31, 2012 compared to 9.5 percentage points for the year ended December 31, 2011. Excluding the impact of net favorable loss development, the loss ratio was 64.8% for the year ended December 31, 2012 compared to 73.6% for the year ended December 31, 2011. The decrease in the loss ratio for the year ended December 31, 2012 was due principally to the significant decrease in property catastrophe and significant per-risk losses; and

•
The year ended December 31, 2012 included $50.7 million of losses related to significant property catastrophe events, principally Hurricanes Isaac and Sandy. The year ended December 31, 2012 also included a net underwriting loss (net of premiums and acquisition costs earned) of $6.0 million on our agriculture line of business related to the severe drought conditions experienced in many parts of the United States in 2012. The year ended December 31, 2011 included $151.3 million in net losses related to significant property catastrophe events including losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States, Hurricane Irene and the Thailand floods.

Significant items impacting the 2011 loss ratio were:

•
Net favorable loss development of prior year reserves, excluding the effect of premium adjustments, in the year ended December 31, 2011 was $80.6 million, compared to $44.6 million in the year ended December 31, 2010;

•
The net favorable development in the year ended December 31, 2011 reflected better than expected loss emergence principally on the 2010 and prior years for the property line of business, on the 2001 year for workers’ compensation relating to the favorable settlement of a contract, on the 2008 and 2007 years for aviation and on the 2009 and prior years for the professional liability line of business. This favorable loss development was partially offset by unfavorable development principally on the 2010 and 2009 years for the medical malpractice line of business.

•
The prior year loss reserve development reduced the loss ratio by 9.5 percentage points for the year ended December 31, 2011 compared to 7.1 percentage points for the year ended December 31, 2010. Excluding the impact of net loss development, the loss ratio was 73.6% for the year ended December 31, 2011 compared to 62.7% for the prior year periods. The increase in the loss ratio for the year ended December 31, 2011 compared to December 31, 2010 was due principally to the increase in property catastrophe and significant per-risk losses; and

•
The year ended December 31, 2011 included $151.3 million in significant property catastrophe-related losses compared to $27.8 million for the year ended December 31, 2010. For the year ended December 31, 2010, property catastrophe losses included losses for the Deepwater Horizon oil spill, Europe Windstorm Xynthia, Australia hailstorms, the New Zealand earthquake and floods in Australia.

Acquisition costs. Acquisition costs for the year ended December 31, 2012 decreased $0.8 million compared to the prior year, however, the acquisition cost ratios for the year ended December 31, 2012 increased 2.2 percentage points compared to the prior year. The reinsurance contracts we write have a wide range of acquisition cost ratios and the variance is the result of shifts in the mix of business written and earned. In addition, the year ended December 31, 2011 included $20.1 million of reinstatement premiums related to catastrophe events compared to $8.9 million in the current year. These reinstatement premiums had low acquisition costs associated with them thereby reducing the acquisition cost ratio by a greater extent in 2011 than 2012.
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
General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 decreased by $13.4 million compared to the prior year. The decreases were due principally to a reduction in compensation expense compared to the prior year, resulting from fewer employees and a lower level of stock based compensation granted to retirement eligible employees.
General and administrative expenses for the year ended December 31, 2011 increased by $14.4 million compared to the year ended December 31, 2010. This increase was principally due to 2011 being the first full fiscal year following the Amalgamation. In addition, an increase in the number of retirement eligible employees, whose stock-based compensation awards are fully expensed when granted, and the transfer of some corporate function employees and expenses to the reinsurance segment as part of the Amalgamation integration also contributed to the increase. This impact was partially offset by a decrease in performance based compensation expense. Growth in net premiums earned exceeded the increase in general and administrative expenses, resulting in a decrease of 1.1 percentage points in the general and administrative loss ratio.
Other income. Other income for the years ended December 31, 2012 and 2011 principally related to underwriting fees and profit commission earned from New Point Re IV. New Point Re IV commenced underwriting in July of 2011.
Alterra at Lloyd’s Segment
Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses, other than underwriting activity related to Latin America, which is included within our reinsurance segment.

	Year Ended December 31, 2012	% change	Year Ended December 31, 2011	% change	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$299,458	18.3%	$253,067	40.8%	$179,774
Reinsurance premiums ceded	(72,789)	14.3%	(63,708)	70.1%	(37,448)
Net premiums written	$226,669	19.7%	$189,359	33.0%	$142,326
Net premiums earned	$214,192	30.8%	$163,743	27.1%	$128,855
Net losses and loss expenses	(163,322)	3.2%	(158,323)	186.9%	(55,190)
Acquisition costs	(38,861)	5.6%	(36,805)	64.0%	(22,447)
General and administrative expenses	(33,015)	5.5%	(31,304)	30.6%	(23,965)
Other income	8	(99.3)%	1,204	(52.5)%	2,534
Underwriting (loss) income	$(20,998)	(65.8)%	$(61,485)	(306.4)%	$29,787
Loss ratio (a)	76.3%		96.7%		42.8%
Acquisition cost ratio (b)	18.1%		22.5%		17.4%
General and administrative expense ratio (c)	15.4%		19.1%		18.6%
Combined ratio (d)	109.8%		138.3%		78.8%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Year Ended December 31, 2012	% of Premium Written	% Ceded	Year Ended December 31, 2011	% of Premium Written	% Ceded	Year Ended December 31, 2010	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$43,045	14.4%	19.0%	$37,093	14.7%	12.0%	$30,921	17.2%	15.7%
Agriculture	18,321	6.1%	—%	—	—%	—%	—	—%	—%
Aviation	16,287	5.4%	74.0%	13,269	5.2%	42.1%	16,138	9.0%	24.5%
Financial institutions	26,238	8.8%	15.4%	27,205	10.8%	21.6%	19,448	10.8%	23.3%
International casualty	65,919	22.0%	5.9%	51,902	20.5%	5.4%	25,489	14.2%	5.5%
Marine	9,262	3.1%	(0.2)%	1,493	0.6%	129.3%	—	—%	—%
Professional liability	20,053	6.7%	19.8%	20,696	8.2%	21.7%	19,591	10.9%	13.0%
Property	100,333	33.5%	40.5%	101,409	40.0%	38.0%	68,187	37.9%	29.5%
	$299,458	100.0%	24.3%	$253,067	100.0%	25.2%	$179,774	100.0%	20.8%
Short tail lines (a)	$187,248	62.5%		$153,264	60.6%		$115,246	64.1%
Long tail lines (b)	112,210	37.5%		99,803	39.4%		64,528	35.9%
	$299,458	100.0%		$253,067	100.0%		$179,774	100.0%

(a)	Short tail includes accident & health, agriculture, aviation, marine and property lines of business.

(b)	Long tail includes financial institutions, international casualty and professional liability lines of business.
Premiums. Gross premiums written for the year ended December 31, 2012 increased 18.3% compared to the prior year. The increase in gross premiums written was primarily due to:

•
An increase of $18.3 million in our agriculture line of business. Our Alterra at Lloyd’s segment commenced writing agriculture business in the first quarter of 2012. This business was written previously in our reinsurance segment and was renewed in 2012 in our Alterra at Lloyd’s segment;

•	An increase of $14.0 million in our international casualty line of business. The increase reflects the continued expansion of our client base; and

•	The addition of a marine underwriting team to Alterra at Lloyd's towards the end of 2011, increasing gross premiums written by $7.8 million for the year ended December 31, 2012.
Gross premiums written for the year ended December 31, 2011 increased 40.8% compared to the prior year. The increase in 2011 gross premiums written was primarily due to:

•
An increase of $33.2 million in our property line of business for the year ended December 31, 2011 due to the addition of our direct and facultative property insurance underwriting team and improved market conditions, as well as $13.1 million of gross reinstatement premiums principally related to property catastrophe events;

•
An increase of $26.4 million in our international casualty line of business for the year ended December 31, 2011. We began underwriting this business in the quarter ended March 31, 2010 and the increase reflects the expansion of our client base as well as favorable market conditions;

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

The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2012 was 24.3% compared to 25.2% for the prior year. The slight decrease was principally due to a decline in reinstatement premiums ceded, partially offset by an increase in aviation reinsurance purchased.
The ratio of reinsurance premiums ceded to gross premiums written for the year ended December 31, 2011 was 25.2% compared to 20.8% for the prior year. For the year ended December 31, 2011, the increase was impacted by reinstatement premiums ceded as a result of the catastrophe losses during the year.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expense. The loss ratio for the year ended December 31, 2012 decreased 20.4 percentage points compared to the prior year. The net favorable and (unfavorable) development of prior year reserves in the years ended December 31, 2012, 2011 and 2010 by line of business was as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Expressed in millions of U.S. Dollars)
Accident & health	$(2.8)	$(2.7)	$—
Aviation	1.8	3.9	—
Financial institutions	6.9	11.6	4.9
International casualty	(9.8)	(3.4)	—
Professional liability	3.2	0.1	3.6
Property	1.9	7.8	6.4
	$1.2	$17.3	$14.9
Significant items impacting the 2012 loss ratio were:

•	Net favorable development of prior year loss reserves in the year ended December 31, 2012 was $1.2 million compared to net favorable development of $17.3 million in the year ended December 31, 2011;

•
The net favorable development in the year ended December 31, 2012 was principally on our financial institutions and professional liability lines of business, partially offset by unfavorable development on our international casualty and accident & health lines of business. The unfavorable development in international casualty principally relates to 2011 motor liability which has had worse than expected loss experience, however this is driving some improvement in pricing;

•
The prior year loss reserve development decreased the loss ratio by 0.5 percentage points for the year ended December 31, 2012 compared to a reduction of 10.6 percentage points for the year ended December 31, 2011. Excluding the impact of prior year loss development, the loss ratio was 76.8% for the December 31, 2012 compared to 107.3% for the year ended December 31, 2011. The decrease for the year ended December 31, 2012 was principally related to fewer major property catastrophe events during 2012 compared to 2011, partially offset by an increase due to the change in the mix of business, particularly an increase in casualty and agriculture lines of business. These lines of business have a higher average loss ratio than property lines, which have declined as a percentage of net premiums earned; and

•
The year ended December 31, 2012 included a net underwriting loss (net of premiums and acquisition costs earned) of $11.5 million on our agriculture line of business. These agriculture losses relate to the severe drought conditions experienced in many parts of the United States in 2012. The year ended December 31, 2012 also included $4.3 million in significant property catastrophe-related losses compared to $83.2 million in the year ended December 31, 2011. Property catastrophe losses for the year ended December 31, 2012 were principally related to Hurricane Sandy. A portion of these losses fell within our attritional loss ratio, as we expect a certain level of property losses in each period.

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

•
The prior year loss reserve development decreased the loss ratio by 10.6 percentage points for the year ended December 31, 2011 compared to a reduction of 11.6 percentage points for the year ended December 31, 2010. Excluding the impact of prior year loss development, the loss ratio was 107.3% for the year ended December 31, 2011 compared to 54.4% for the year ended December 31, 2010. The increase in the loss ratio was principally due to catastrophe-related and significant per-risk losses; and

•
Net losses and loss expense for the year ended December 31, 2011 included $83.2 million in catastrophe-related and significant per-risk losses. Property catastrophe losses for the year ended December 31, 2011 included losses resulting from the Australia floods, Cyclone Yasi, the New Zealand earthquake, the Japan earthquake and tsunami, tornadoes and flooding in the United States, Hurricane Irene and the Thailand floods. Net losses and loss expense for the year ended December 31, 2010 include $8.1 million in significant property catastrophe-related and significant per risk losses, which included net losses from the New Zealand earthquake, the Deepwater Horizon oil spill, the Chile earthquake, Europe Windstorm Xynthia and Australia hail storms and floods. A portion of these losses fell within our attritional loss ratio, as we expect a certain level of property losses each period.

Acquisition expenses. The acquisition cost ratio for the year ended December 31, 2012 decreased 4.4 percentage points compared to the prior year. The decrease was principally attributable to changes in the mix of business written with a higher proportion of net premiums earned from our international casualty and agriculture lines of business, which generally have lower acquisition cost ratios compared to other lines, and a decrease in the proportion from professional liability which generally has a higher acquisition cost ratio.
The acquisition cost ratio increased 5.1 percentage points for the year ended December 31, 2011 compared to the prior year. The year ended December 31, 2011 was impacted by the re-estimation of certain commission expenses based on updated information. The remaining increase was attributable to changes in the mix of business written.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 increased $1.7 million compared to the prior year. However, the significant increase in net premiums earned in 2012 compared to 2011 resulted in the general and administrative expense ratio decreasing 3.7 percentage points for the year ended December 31, 2012 compared to the prior year.
General and administrative expenses for the year ended December 31, 2011 increased $7.3 million compared to the prior year. Costs associated with expanding our underwriting teams and regulatory changes in Europe contributed to the absolute increase in general and administrative expenses.
Life and Annuity Reinsurance Segment

	Year Ended December 31, 2012		% change		Year Ended December 31, 2011		% change		Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Net premiums earned	$2,517		(15.8)%		$2,991		(34.0)%		$4,535
Net investment income	55,193		13.7%		48,534		(2.5)%		49,785
Net realized and unrealized (losses) gains on investments	—	133,042	n/m	133,042	(10,408)	133,042	n/m	133,042	11,358
Claims and policy benefits	(55,582)		(6.4)%		(59,382)		(8.9)%		(65,213)
Acquisition costs	(316)		(43.3)%		(557)		54.3%		(361)
General and administrative expenses	(303)		(53.2)%		(648)		n/m		(2,964)
Other income	—		(100.0)%		382		33.6%		286
Income (loss)	$1,509		n/m		$(19,088)		n/m		$(2,574)
n/m Not meaningful.
There were no new life and annuity contracts written during the years ended December 31, 2012, 2011 and 2010. In 2010 we decided not to write any new life and annuity contracts for the foreseeable future. This decision does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.
Our life and annuity benefit reserves are recorded on a discounted present value basis. This discount is amortized through income as a claims and policy benefits expense over the term of the underlying policies. As a result, income is derived primarily from the spread between the actual rate of return on our investments and the expense related to the discount on our reserves. Over the last several years this spread has narrowed due to declining investment yields. Income can also be impacted by changes in estimated and actual claims, premiums, expenses and persistency of the underlying policies.
Investment income is allocated to this segment based on a notional allocation of invested assets from our consolidated investment portfolio. For years prior to January 1, 2012 this allocation included net investment income from fixed maturities and net realized and unrealized gains/losses from hedge fund investments. For the year ended December 31, 2012, this allocation comprised net investment income from fixed maturities only. Losses for the years ended December 31, 2011 and 2010 were principally due to low rates of return on our hedge fund investments.
Gross premiums written, reinsurance premiums ceded, net premiums earned, acquisition costs and general and administrative expenses represent ongoing premium receipts or adjustments and related administration expenses on existing contracts. Claims and policy benefits in each period represent reinsured policy claims payments net of the change in claims and policy liabilities.
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

	Year Ended December 31, 2012	% change	Year Ended December 31, 2011	% change	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Net investment income	$218,964	(6.8)%	$234,846	5.6%	$222,458
Net realized and unrealized gains (losses) on investments	$70,886	n/m	$(38,339)	n/m	$16,872
Net impairment losses recognized in earnings	$(6,908)	134.6%	$(2,945)	11.3%	$(2,645)
Average annualized yield on cash and fixed maturities	2.89%		3.09%		3.39%
n/m Not meaningful.
Net investment income. Net investment income for the year ended December 31, 2012 decreased compared to the prior year. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the average yield on our investments.
The increase in net investment income for the year ended December 31, 2011 compared to the year ended December 31, 2010 was attributable principally to the increase in cash and invested assets as a result of the Amalgamation with Harbor Point on May 12, 2010. This was partially offset by the decline in investment yields.
Net realized and unrealized gains (losses) on investment include the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars)
Increase (decrease) in fair value of hedge funds	$13,901	$(11,795)	$14,333
Increase (decrease) in fair value of derivatives	6,246	(13,619)	(11,949)
(Decrease) increase in fair value of catastrophe bonds	—	(25,641)	373
(Decrease) increase in fair value of structured deposit	(291)	(2,269)	2,559
Income from equity method investments	20,930	1,445	558
Increase (decrease) in fair value of other investments	40,786	(51,879)	5,874
Net realized gains on available for sale securities	26,148	11,509	15,474
Net realized and unrealized gains (losses) on trading securities	3,952	2,031	(4,476)
Net realized and unrealized gains (losses) on investments	$70,886	$(38,339)	$16,872
Change in fair value of other investments. Our investments in hedge funds comprises the majority of other investments. The increase in fair value of the hedge fund portfolio was $13.9 million, or a 4.32% rate of return, for the year ended December 31, 2012, compared to a decrease of $11.8 million, or a negative 3.57% rate of return, for the year ended December 31, 2011. The rate of return of 4.32% for the year ended December 31, 2012 compares to the HFRI Fund of Funds Composite Index returning 4.81% over the same period, which we believe is our most relevant benchmark.

The increase in fair value of the hedge fund portfolio was $14.3 million, or a 4.27% rate of return, for the year ended December 31, 2010.
The largest contributors by investment strategy to the increase in fair value for the year ended December 31, 2012 were the long/ short equity and global macro strategies. As of December 31, 2012, 60.6% and 20.9% of our hedge fund portfolio was allocated to the long/short equity and global macro strategies, respectively. The largest decrease in fair value offsetting the overall increase for the year was contributed by the emerging markets strategy. As of December 31, 2012, 1.2% of our hedge fund portfolio was allocated to this strategy.
The largest contributors by investment strategy to the decrease in fair value for the year ended December 31, 2011 were the event-driven arbitrage and diversified arbitrage strategies. As of December 31, 2011, 8.5% and 7.0% of our hedge fund portfolio was allocated to the event-driven arbitrage and diversified arbitrage strategies, respectively. The largest increase in fair value offsetting the overall decrease for the year was contributed by the global macro strategy. As of December 31, 2011, 19.6% of our hedge fund portfolio was allocated to this strategy.
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
The allocation of invested assets to our hedge fund portfolio as of December 31, 2012 was 3.7%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.
The fair value of derivatives increased by $6.2 million for the year ended December 31, 2012, compared to decreases in fair value of $13.6 million and $11.9 million for the years ended December 31, 2011 and 2010, respectively. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The majority of the increase in fair value for the current year resulted from interest rate swap positions, taken as part of a total return strategy followed by a portion of our investment portfolio.
The majority of the loss for the year ended December 31, 2011 came from interest rate swaps and the majority of the loss for the year ended December 31, 2010 came from interest rate forward contracts.
The decrease in fair value of the catastrophe bonds during the year ended December 31, 2011, principally was due to a $25.0 million loss on one catastrophe bond with exposure to the earthquake and tsunami in Japan. During the second quarter of 2011, we disposed of all catastrophe bond holdings.
As of December 31, 2012, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit varies due to changes in the reference index.
Income from equity method investments for the years ended December 31, 2012 and 2011 principally comprised our equity share of net income from New Point IV, which had no reinsurance losses in 2012.
Net realized and unrealized gains and losses on available for sale and trading securities. Our total fixed maturities portfolio is split into three portfolios:

•	an available for sale portfolio;

•	a held to maturity portfolio; and

•	a trading portfolio.
Our available for sale portfolio is recorded at fair value with unrealized gains and losses recorded in other comprehensive income as part of total shareholders’ equity. Our available for sale fixed maturities investment strategy is not generally intended to generate significant realized gains and losses as more fully discussed below in the "Financial Condition" section. Our held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption, and is recorded at amortized cost. There should be no realized gains or losses related to this portfolio unless there is an other than temporary impairment loss. Our trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income.
Net realized and unrealized gains on our fixed maturities portfolios for the year ended December 31, 2012 were $30.1 million compared to gains of $13.5 million for the year ended December 31, 2011 and gains of $11.0 million for the year ended December 31, 2010. Most of the realized gains in the year ended December 31, 2012 related to sales of longer duration securities, taking advantage of gains caused by declining long term interest rates and at the same time reducing our exposure to longer duration securities, and the sale of the majority of our convertible bond portfolio in April 2012.
Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded other-than-temporary impairment losses through earnings of $6.9 million for the year ended December 31, 2012 compared to losses of $2.9 million and $2.6 million for the years ended December 31, 2011 and 2010, respectively. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. Of the $6.9 million of impairment losses during the year ended December 31, 2012, $0.5 million were due to estimated credit losses. The remaining $6.4 million was recognized as impairment losses due to our decision in March 2012 to sell our holdings of convertible bond securities prior to any recovery in value. Most of our convertible bond portfolio was sold in April 2012 for a net realized gain. A discussion of our process for estimating other-than-temporary impairments is included in Note 3 of our consolidated financial statements included herein.
Financial Condition
Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities, equity method investments and other investments, were $8,032.6 million as of December 31, 2012 compared to $7,814.7 million as of December 31, 2011, an increase of 2.8%. The increase in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, and the increase in fair value of our available for sale portfolio offset by payments for share repurchases and dividends.
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
Our fixed maturity portfolio comprises high quality, liquid securities. As of December 31, 2012, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 3 of our consolidated financial statements included herein.
Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of December 31, 2012.

We performed a review of securities in an unrealized loss position as of December 31, 2012 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to credit losses in mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary.
We continue to monitor the ongoing uncertainty over the financial health of certain European governments and corporate institutions and our exposure to the credit risk of investments in these entities. As of December 31, 2012, we held European government securities with a fair value of $835.3 million, distributed as follows:

	As of December 31, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
France	$297,590	35.6%
Germany	281,758	33.7%
Netherlands	161,638	19.4%
United Kingdom	53,218	6.4%
Belgium	23,077	2.8%
Norway	7,381	0.9%
Denmark	4,487	0.5%
All others	6,183	0.7%
European government holdings	$835,332	100.0%
As of December 31, 2012, we held no government securities issued by Greece, Ireland, Italy, Portugal or Spain.
As of December 31, 2012, we held European corporate securities with a fair value of $808.1 million. The distribution by country was as follows:

	As of December 31, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
United Kingdom	$103,614	$33,053	$106,889	$243,556
Netherlands	46,632	1,561	61,089	109,282
Germany	88,409	—	13,043	101,452
France	40,610	851	58,446	99,907
Supranational	86,238	—	—	86,238
Switzerland	65,878	1,617	1,086	68,581
Norway	20,739	—	23,314	44,053
Sweden	32,593	—	—	32,593
Luxembourg	—	—	12,095	12,095
Ireland	1,237	—	3,172	4,409
Spain	3,764	—	515	4,279
Jersey	—	—	1,679	1,679
European corporate holdings	$489,714	$37,082	$281,328	$808,124

The distribution by credit rating (using the lower of S&P and Moody's ratings) was as follows:

	As of December 31, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
AAA	$262,645	$27,617	$1,822	$292,084
AA	76,827	1,561	58,863	137,251
A	130,893	5,185	186,110	322,188
BBB	12,156	2,223	26,248	40,627
BB	4,977	496	1,944	7,417
B	2,216	—	5,129	7,345
Not rated	—	—	1,212	1,212
European corporate holdings	$489,714	$37,082	$281,328	$808,124
As of December 31, 2012, we held corporate securities issued by European banking institutions with a fair value of $489.7 million, distributed as follows:

	As of December 31, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
European Investment Bank	$78,601	16.1%
KFW	61,032	12.5%
UBS AG	34,557	7.0%
Credit Suisse Group	33,296	6.8%
HSBC Holdings plc	30,691	6.3%
Barclays plc	29,190	6.0%
Lloyds Banking Group plc	27,246	5.6%
Nordea Bank AB	21,916	4.4%
BNP Paribas SA	20,673	4.2%
All other	152,512	31.1%
European banking institution holdings	$489,714	100.0%
All of our European government and corporate holdings are included within our review procedures for other-than-temporary impairments.
A discussion of our process for estimating other-than-temporary impairments is included in Note 3 of our consolidated financial statements included herein.
As described in Note 4 of our consolidated financial statements, our available for sale and trading fixed maturities investments and the majority of our other investments are carried at fair value.
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
We are able to redeem the hedge fund portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. The timing of the redemption maybe be impacted if the funds in which we invest have a lock up period (this refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem), a gate imposed (where the fund has denied or delayed a redemption in order to allow the execution of an orderly redemption process) or the fund has invested a portion of their assets in illiquid securities, such as private equity and convertible debt, through a side pocket. The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. As of December 31, 2012 the fair value of our holdings in funds with gates imposed was $7.0 million and the fair value of our hedge funds held in side-pockets was $37.2 million. Based upon information provided by the fund managers, as of December 31, 2012, we estimate that over 84% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available.
Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from December 31, 2012 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of December 31, 2012
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$94,698	32.3%
Between 91 to 180 days	78,798	26.9%
Between 181 to 365 days	75,557	25.8%
Greater than 365 days	44,140	15.0%
Total hedge funds	$293,193	100.0%
Although we believe that our significant cash balances, fixed maturities investments and credit facilities provide sufficient liquidity to satisfy the claims of insureds and ceding clients, in the event that we were required to access assets invested in the hedge fund investment portfolio, our ability to do so may be limited by these liquidity constraints.
Additional information about the hedge fund portfolio can be found in Notes 3 and 4 to our consolidated financial statements included herein.
Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,289.6 million as of December 31, 2012 compared to $1,068.1 million as of December 31, 2011, an increase of 20.7%. This increase resulted principally from additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the year ended December 31, 2012.
Losses recoverable from reinsurers on property and casualty business were $1,257.6 million and $1,035.0 million as of December 31, 2012 and December 31, 2011, respectively. Benefits recoverable from reinsurers on life and annuity business were $32.0 million and $33.1 million as of December 31, 2012 and December 31, 2011, respectively.
As of December 31, 2012, 85.5% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company, 7.7% were rated “A-”, 0.4% were rated "B++" and the remaining 6.4% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 2.7% of our losses and benefits recoverable as of December 31, 2012. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 135.5% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 82.5% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of December 31, 2012, 96.2% of our losses and benefits recoverable were not due for payment.
Liabilities for property and casualty losses. Property and casualty losses totaled $4,690.3 million as of December 31, 2012 compared to $4,216.5 million as of December 31, 2011, an increase of 11.2%. During the year ended December 31, 2012, we incurred gross losses of $1,308.1 million and we paid $848.1 million in property and casualty losses. Included in gross losses was gross favorable development on prior year reserves of $173.8 million. Net of reinsurance, we paid $683.9 million in property and casualty losses during the year ended December 31, 2012.
Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,159.5 million at December 31, 2012 compared to $1,190.7 million as of December 31, 2011. The decrease was principally attributable to benefits payments exceeding the change in estimate of the life and annuity benefits liability balance. We paid $103.1 million of benefit payments during the year ended December 31, 2012.
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the senior notes outstanding as of December 31, 2012 was $90.6 million.
Shareholders’ equity. Our shareholders’ equity increased to $2,839.7 million as of December 31, 2012 from $2,809.2 million as of December 31, 2011, an increase of 1.1%, principally due to net income of $143.8 million and an increase in accumulated other comprehensive income of $77.2 million. Offsetting these increases were the repurchase of $158.7 million of common shares and warrants and the declaration of dividends of $58.7 million.
Liquidity. We generated $313.1 million of cash from operations during the year ended December 31, 2012 compared to $235.6 million for the year ended December 31, 2011. The principal factors that impact our operating cash flow are premium collections and payments, the timing of loss and benefit payments and recoveries, and the receipt of interest on our fixed maturity investments.
Our casualty business generally has a long claim-tail. As a result, we expect that we will generate significant operating cash flow as we accumulate property and casualty loss reserves on our balance sheet. Our property business generally has a short claim-tail. Consequently, we expect volatility in our operating cash flow levels as losses are incurred. We believe that our property and casualty loss reserves and life and annuity benefit reserves currently have an average duration of approximately 4.7 years. We expect increases in the amount of expected loss payments in future periods with a resulting decrease in operating cash flow; however, we do not expect loss payments to exceed the premiums generated. Actual premiums written and collected and losses and loss expenses paid in any period could vary materially from our expectations and could have a significant and adverse effect on operating cash flow.
While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $250.0 million using our current credit facilities, subject to certain conditions. Our largest credit facility, a $1,100.0 million four-year secured facility, expires in December 2015. Our unrestricted cash and cash equivalents balance was $440.3 million as of December 31, 2012. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of December 31, 2012. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.
A closing condition of the Merger Agreement requires us to have $500.0 million of cash available for distribution to shareholders on closing of the Merger. We believe we have sufficient liquid investments together with cash generated from operations to meet this requirement.
As a holding company, Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of December 31, 2012, Alterra Bermuda met all minimum solvency and liquidity requirements. Alterra Bermuda returned $450.0 million of capital and surplus to Alterra during the year ended December 31, 2012 through dividends and distribution of additional paid-in capital.
In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of December 31, 2012, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available, subject to certain conditions. On that date, we had $670.9 million in letters of credit outstanding under these facilities. We also had a British pound sterling, or GBP, denominated letter of credit facility of GBP 30.0 million ($48.8 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($27.3 million) was utilized as of December 31, 2012. Each of our credit facilities requires that we comply with certain financial covenants, which may include covenants related to maximum debt to capital ratio, minimum consolidated tangible net worth, minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of December 31, 2012.
As of December 31, 2012, we provided $280.3 million in required capital for the Syndicates, or Funds at Lloyd's. These amounts are not available for distribution for the payment of dividends. Our Funds at Lloyd’s commitments are met using cash and fixed maturity securities. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.
Capital resources. As of December 31, 2012, total shareholders’ equity was $2,839.7 million compared to $2,809.2 million as of December 31, 2011, an increase of 1.1%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the SEC, that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I.
In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra.
In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of December 31, 2012. The senior notes are guaranteed by Alterra.
We believe that we have sufficient capital to meet our foreseeable financial obligations.
We may repurchase our securities from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended December 31, 2012, we repurchased 1,354 common shares for $0.03 million. As of December 31, 2012, the aggregate amount available under our Board approved share repurchase plan was $301.7 million.
Off-balance sheet arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Expressed in millions of U.S. dollars)
Senior notes	$639.5	$28.4	$56.8	$53.5	$500.8
Operating lease obligations	32.0	7.9	8.7	7.6	7.8
Property and casualty losses	4,690.3	686.7	1,581.1	1,071.7	1,350.8
Life and annuity benefits	2,138.2	105.6	199.9	188.2	1,644.5
Deposit liabilities	147.5	36.0	53.4	9.4	48.7
Total	$7,647.5	$864.6	$1,899.9	$1,330.4	$3,552.6
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2012 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table. Furthermore, life and annuity benefits and deposit liabilities recorded in the audited consolidated financial statements as of December 31, 2012 are computed on a net present value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
Non-GAAP Financial Measures
In this Annual Report on Form 10-K, we have presented net operating income and annualized net operating return on average shareholders’ equity, which are “non-GAAP financial measures” as defined in Regulation G. We believe that these non-GAAP financial measures, which may be defined differently by other companies, allow for a more complete understanding of the performance of our business. These measures, however, should not be viewed as a substitute for those determined in accordance with GAAP. A reconciliation of the non-GAAP financial measures to their respective most directly comparable GAAP financial measures is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Expressed in thousands of U.S. Dollars, except share and per share amounts)
Net income	$143,806	$65,282	$302,335
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax (a)	(27,826)	30,391	(865)
Net foreign exchange (gains) losses, net of tax	(116)	927	363
Merger and acquisition expenses, net of tax	$3,289	—	(50,121)
Net operating income	$119,153	$96,600	$251,712

Net income per diluted share	$1.43	$0.61	$3.17
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax	(0.28)	0.29	(0.01)
Net foreign exchange losses, net of tax	—	0.01	0.01
Merger and acquisition expenses, net of tax	0.03	—	(0.53)
Net operating income per diluted share	$1.18	$0.91	$2.64

Weighted average common shares outstanding - basic	98,012,424	105,249,683	94,682,279
Weighted average common shares outstanding - diluted	100,557,352	106,502,893	95,459,375

Net income	$143,806	$65,282	$302,335
Net operating income	$119,153	$96,600	$251,712

Average shareholders’ equity (b)	$2,862,663	$2,806,191	$2,467,429

Annualized return on average shareholders’ equity	5.0%	2.3%	12.3%
Annualized net operating return on average shareholders’ equity	4.2%	3.4%	10.2%
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
New Accounting Pronouncements
ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Accounting Standards Update, or ASU, 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in guidance from the Financial Accounting Standards Board, or FASB. ASU 2010-26
modifies the existing guidance to require that only costs associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 was effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. This standard did not have any impact on the our consolidated financial statements.
ASU 2011-04, Fair Value Measurements and Disclosures (820)—Amendments to Achieve Common Fair Value
Measurement and Disclosure Requirements in GAAP and IFRS.
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
ASU 2011-05, Comprehensive Income (220)—Presentation of Comprehensive Income
ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 also requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods on or after
December 15, 2011 with early adoption permitted. The requirement to present reclassification adjustments on the face of the financial statements has been deferred and no effective date has been determined. We have reflected the disclosure requirements effective for the current period in our consolidated financial statements and they did not have a material impact on our consolidated financial statements.
ASU 2011-08, Intangibles—Goodwill and Other (350)—Testing Goodwill for Impairment
ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard did not have a material impact on our consolidated financial statements.
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
ASU 2013-02, Comprehensive Income (220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for fiscal periods beginning after December 15, 2012 with early adoption permitted. We do not expect this standard to have a material impact on our consolidated financial statements.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We engage in an investment strategy that combines a fixed maturities investment portfolio and a hedge fund portfolio that employs various strategies to manage investment risk. We attempt to maintain adequate liquidity in our cash and fixed maturities investment portfolio to fund operations, pay insurance and reinsurance liabilities and claims and provide funding for unexpected events. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liabilities. We are exposed to potential loss from various market risks, primarily changes in interest rates, credit spreads and equity prices. Accordingly, our earnings are affected by these changes. We manage our market risk based on investment policies approved by our Board of Directors. With respect to our fixed maturities investment portfolio, our risk management strategy and investment policy is to invest in debt instruments of investment grade issuers (with limited and specific exceptions) and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. We select investments with characteristics such as duration, yield, currency and liquidity that are tailored to the cash flow characteristics of our property and casualty and life and annuity liabilities.
As of December 31, 2012, 95.9% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of December 31, 2012, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, generally must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Our guidelines permit two of our investment managers (managing approximately 2.9% of our invested assets by fair value as of December 31, 2012) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of December 31, 2012, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.8%, or approximately $345.9 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.3%, or approximately $379.5 million.
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
As of December 31, 2012, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.1%, or approximately $0.2 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.1%, or approximately $0.2 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of December 31, 2012, our hedge fund portfolio’s VaR was estimated to be 10.0% at the 99.0% level of confidence and with a three-month time horizon.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item is set forth under "Item 15 - Exhibits and Financial Statement Schedules."
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
As of December 31, 2012, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.
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
    The attestation report issued by our independent registered public accounting firm, KPMG Audit Limited, on the effectiveness of the Company's internal control over financial reporting is included on page 101.
Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended December 31, 2012.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) to Form 10-K, additional information on directors, executive officers and corporate governance is incorporated herein by reference from an amendment to this Form 10-K to be filed within 120 days after the close of the fiscal year ended December 31, 2012.
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G(3) to Form 10-K, additional information on executive compensation matters is incorporated herein by reference from an amendment to this Form 10-K to be filed within 120 days after the close of the fiscal year ended December 31, 2012.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Pursuant to General Instruction G(3) to Form 10-K, additional information on management and related stockholder matters is incorporated herein by reference from an amendment to this Form 10-K to be filed within 120 days after the close of the fiscal year ended December 31, 2012.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACIONS, AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G(3) to Form 10-K, additional information on certain relationships and related transactions, and director independence is incorporated herein by reference from an amendment to this Form 10-K to be filed within 120 days after the close of the fiscal year ended December 31, 2012.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to General Instruction G(3) to Form 10-K, additional information on principal accountant fees and services is incorporated herein by reference from an amendment to this Form 10-K to be filed within 120 days after the close of the fiscal year ended December 31, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit	Description

2.1
Agreement and Plan of Merger, dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, Markel Corporation and Commonwealth Merger Subsidiary Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

3(i).1	Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement (333-62006) filed with the SEC on July 6, 2001).

3(i).2	Certificate of Incorporation of Alterra USA Holdings Limited.

3(i).3	Certificate of Formation of Alterra Finance LLC (incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

3(ii).1	Amended and Restated Bye-laws of Alterra Capital Holdings Limited.

3(ii).2	Amended and Restated By-laws of Alterra USA Holdings Limited (incorporated by reference to Exhibit 3.(ii).2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2012).

3(ii).3	Limited Liability Company Agreement of Alterra Finance LLC (incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2010).

4.2
Indenture, dated as of September 1, 2010, among Alterra Finance LLC, Alterra Capital Holdings Limited and The Bank of New York Mellon, as trustee, paying agent and registrar (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.3	First Supplemental Indenture, dated as of September 27, 2010 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.4	Form of 6.25% Senior Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2010).

4.5	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.6	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.7	Form of Junior Subordinated Debt Indenture (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

Exhibit	Description
4.8	Form of Alterra Finance LLC Senior Debt Indenture (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.90	Form of Alterra Finance LLC Subordinated Debt Indenture (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

4.10	Amended and Restated Certificate of Trust (incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement (333-167035) filed with the SEC on May 24, 2010).

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

4.17
Alterra Capital Holdings Limited Employee Stock Purchase Plan for U.S. and Non-U.S.Taxpayers, as amended and restated (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement (333-184851) filed with the SEC on November 9, 2012).

10.1
Employment Agreement, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.2
Employment Agreement, dated as of July 27, 2007, between Max Capital Group Ltd. and Peter A. Minton (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.3
Stay Agreement, dated October 18, 2010, between Alterra Capital Holdings Limited and Peter A. Minton (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2011).

10.4	Amendment, dated November 13, 2012, to Stay Agreement, dated October 18, 2010, between Alterra Capital Holdings Limited and Peter A. Minton

Exhibit	Description

10.5
Employment Agreement, dated as of July 27, 2007, between Max Capital Group Ltd. and Joseph W. Roberts (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2007).

10.6
Separation Agreement between Alterra Capital Holdings Limited and John R. Berger, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.7
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

10.9
Employment Agreement, dated as of December 14, 2005, between Harbor Point Services, Inc and Tom Wafer (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.10
First Amendment, effective December 31, 2008, to that certain Employement Agreement by and between Harbor Point Services, Inc. and Tom Wafer (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.11	Form of Stay Bonus Agreement.

10.12
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

10.13
Credit Agreement, dated December 22, 2006, between Max Bermuda Ltd. as borrower and The Bank of Nova Scotia as the Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.14	Amendment No. 1 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

10.15	Amendment No. 2 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2008).

10.16	Amendment No. 3 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2009).

Exhibit	Description

10.17	Amendment No. 4 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.18	Amendment No. 5 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2010).

10.19	Amendment No. 6 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2010).

10.20	Amendment No. 7 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2010).

10.21	Amendment No. 8 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011).

10.22	Amendment No. 9 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011).

10.23	Amendment No. 10 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012).

10.24	Amendment No. 11 to Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 14, 2012).

10.25
Letter of Credit Facility, dated July 2, 2009, between Harbor Point Re Limited and Citi Europe Plc. (incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.26
Summary of Terms to Letter of Credit Facility between Alterra Bermuda Limited and Citi Europe Plc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011).

10.27
Form of Company Shareholder Voting Agreement, dated December 18, 2012, by and among Markel Corporation and each of the shareholders of Alterra Capital Holdings Limited listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.28
Form of Parent Shareholder Voting Agreement. dated as of December 18, 2012, by and among Alterra Capital Holdings Limited, and each of the shareholders of Markel Corporation listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 19, 2012).

Exhibit	Description
10.29
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

10.31
Form of Amended and Restated Employee Warrant for former Harbor Point holders issued May 12, 2010 (incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.32	Alterra Capital Holdings Limited Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011).

10.33
Form of Director Restricted Stock Award Agreement under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan and Form of Alterra Capital Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.34	Forms of Harbor Point Limited Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.35	Form of Harbor Point Limited Option Award Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.36
Form of Restricted Share Award Agreement for grants made under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (special retention) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

10.37
Form of Restricted Share Award Agreement for grants made under the Alterra Capital Holdings Limited Amended and Restated 2006 Equity Incentive Plan (special retention) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

10.38
Form of Employee Restricted Stock Award Agreement under the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.39
Forms of Employee Restricted Stock Agreements under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.40
Forms of Employee Restricted Stock Unit Agreements under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.41	Form of Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

Exhibit	Description

10.42	Form of Restricted Stock Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.43
Restricted Stock Award Agreement for W. Marston Becker, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.44	Form of Option Award Agreement for W. Marston Becker (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2009).

10.45	Form of Stock Option agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 18, 2008).

10.46	Form of Performance Award Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.47	Form of Performance Award Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.48
Form of Performance Award Agreement for employees in the United Kingdom under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.49
Form of Non-Employee Director Restricted Stock Award Agreement, pursuant to the Alterra Capital Holdings Limited 2006 Long Term Incentive Plan (for awards beginning May 3, 2011) (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011).

10.50
Form of Non-Employee Director Restricted Stock Award Agreement, pursuant to the Alterra Capital Holdings Limited 2008 Stock Incentive Plan (for awards beginning May 3, 2011) (incorporated by reference to Exhibit 10.2(b) of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011).

10.51
Purchase Agreement, dated April 11, 2007, by and between Max USA Holdings Ltd., Max Capital Group Ltd., as guarantor, and Citigroup Global Markets, Inc. as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.52
Indenture, dated April 15, 2007, among Max USA Holdings Ltd., as issuer, Max Capital Group Ltd., as guarantor, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.53	Officer’s Certificate of Max USA Holdings Ltd., dated April 16, 2007 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2007).

10.54
Indemnification Agreement, effective as of August 10, 2007, among Max Capital Group Ltd., Max Capital Trust I, and Peter A. Minton and Joseph W. Roberts (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement (333-145585) filed with the SEC on August 20, 2007).

Exhibit	Description
10.55
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

10.56	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 26, 2010).

10.57
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

10.59	Underwriting Services Agreement, effective May 1, 2012, by and among New Point Re V Limited, Alterra Agency Limited and Alterra Bermuda.

10.60
Quota Share Reinsurance Agreement, dated as of June 9, 2006, between Harbor Point Re Limited and Bay Point Re Limited (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.61
Amended and Restated Reinsurance Services Agreement, dated December 13, 2005, between Federal Insurance Company and Harbor Point Services, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement (333-165413) filed with the SEC on March 12, 2010).

10.62
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

10.64
Investment Management Agreement, dated December 27, 2005, between Harbor Point Re Limited and Pacific Investment Management Company LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010).

10.65
Investment Management Agreement, dated as of June 26, 2003, between Asset Allocation & Management Company, L.L.C. and Max Re Ltd. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.66
Investment Management Agreement, dated as of October 31, 2008, between Deutsche Investment Management Americas Inc. and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

Exhibit	Description
10.67
Investment Management Agreement, dated as of April 8, 2009, between Wellington Management Company, LLP and Max Bermuda Ltd. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 16, 2010).

10.68
Discretionary Advisory Agreement, dated as of December 31, 2010, between Goldman Sachs Asset Management L.P. and Alterra Bermuda Limited (incorporated by reference to Exhibit 10.81 of the Registrant’s Annual Report on Form 10-K filed with SEC on February 25, 2011).

10.69
Investment Management Agreement, dated November 11, 2010, between Alterra Holdings USA Inc. and BlackRock Financial Management, Inc. (incorporated by reference to Exhibit 10.82 of the Registrant’s Annual Report on Form 10-K filed with SEC on February 25, 2011).

10.70	Discretionary Advisory Agreement, dated February 29, 2012, between Goldman Sachs Asset Management, L.P. and Alterra at Lloyd's Limited.

10.71	Discretionary Advisory Agreement, dated February 29, 2012, between Goldman Sachs Asset Management, L.P. and Alterra Capital UK Limited.

10.72	Investment Management Agreement, dated January 1, 2012, between GR-NEAM Ltd. and Alterra Europe plc.

10.73	Investment Management Agreement, dated January 1, 2012, between GR-NEAM Ltd. and Alterra Bermuda Limited.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Schedule of Group Companies.

23.1	Consent of KPMG Audit Limited.

24.1	Power of Attorney for officers and directors of Alterra Capital Holdings Limited (included on the signature page of this filing).

31.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alterra Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012 , 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	February 28, 2013

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

/s/ W. Marston Becker	/s/ Joseph W. Roberts
W. Marston Becker Chief Executive Officer and Director (Principal executive officer)	Joseph W. Roberts Executive Vice President and Chief Financial Officer (Principal financial officer)

Date: February 28, 2013	Date: February 28, 2013

/s/ David F. Shead
David F. Shead Chief Accounting Officer (Principal accounting officer)

Date: February 28, 2013

/s/ James D. Carey	/s/ K. Bruce Connell
James D. Carey Director	K. Bruce Connell Director

Date: February 28, 2013	Date: February 28, 2013

/s/ W. Thomas Forrester	/s/ Meryl D. Hartzband
W. Thomas Forrester Director	Meryl D. Hartzband Director

Date: February 28, 2013	Date: February 28, 2013

/s/ Willis T. King, Jr.	/s/ James H. MacNaughton
Willis T. King, Jr. Director	James H. MacNaughton Director

Date: February 28, 2013	Date: February 28, 2013

/s/ Stephan F. Newhouse	/s/ Michael O’Reilly
Stephan F. Newhouse Director	Michael O’Reilly Director

Date: February 28, 2013	Date: February 28, 2013

/s/ Andrew H. Rush	/s/ Mario P. Torsiello
Andrew H. Rush Director	Mario P. Torsiello Director

Date: February 28, 2013	Date: February 28, 2013

/s/ James L. Zech
James L. Zech Director

Date: February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Alterra Capital Holdings Limited:
We have audited the accompanying consolidated balance sheets of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alterra Capital Holdings Limited’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG Audit Limited
Hamilton, Bermuda
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Alterra Capital Holdings Limited:
We have audited Alterra Capital Holdings Limited’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alterra Capital Holdings Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alterra Capital Holdings Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alterra Capital Holdings Limited and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG Audit Limited
Hamilton, Bermuda
February 28, 2013

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 and 2011
(Expressed in thousands of U.S. Dollars, except share amounts)

	December 31, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$440,298	$469,477
Fixed maturities, trading, at fair value (amortized cost: 2012—$421,827; 2011—$226,716)	429,246	229,206
Fixed maturities, available for sale, at fair value (amortized cost: 2012—$5,349,407; 2011—$5,290,124)	5,647,303	5,501,925
Fixed maturities, held to maturity, at amortized cost (fair value: 2012—$1,070,308; 2011—$1,011,493)	852,266	874,259
Equity method investments	92,050	13,670
Other investments, at fair value	316,955	272,845
Restricted cash and cash equivalents	254,458	453,367
Accrued interest income	65,361	71,322
Premiums receivable	748,705	715,154
Losses and benefits recoverable from reinsurers	1,289,577	1,068,119
Deferred acquisition costs	146,328	145,850
Prepaid reinsurance premiums	247,740	212,238
Trades pending settlement	27,768	22,887
Goodwill and intangible assets	54,751	56,111
Other assets	64,272	79,417
Total assets	$10,677,078	$10,185,847
LIABILITIES
Property and casualty losses	$4,690,344	$4,216,538
Life and annuity benefits	1,159,545	1,190,697
Deposit liabilities	132,910	151,035
Funds withheld from reinsurers	92,733	112,469
Unearned property and casualty premiums	1,031,633	1,020,639
Reinsurance balances payable	176,027	134,354
Accounts payable and accrued expenses	107,742	110,380
Trades pending settlement	5,890	—
Senior notes	440,532	440,500
Total liabilities	7,837,356	7,376,612
SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 96,059,645 (2011—102,101,950) shares issued and outstanding	96,060	102,102
Additional paid-in capital	1,721,241	1,847,034
Accumulated other comprehensive income	244,172	166,957
Retained earnings	778,249	693,142
Total shareholders’ equity	2,839,722	2,809,235
Total liabilities and shareholders’ equity	$10,677,078	$10,185,847
See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2012	2011	2010
REVENUES
Gross premiums written	$1,971,458	$1,904,066	$1,410,731
Reinsurance premiums ceded	(651,699)	(472,077)	(371,163)
Net premiums written	$1,319,759	$1,431,989	$1,039,568
Earned premiums	$1,962,685	$1,845,837	$1,578,647
Earned premiums ceded	(597,462)	(420,863)	(406,161)
Net premiums earned	1,365,223	1,424,974	1,172,486
Net investment income	218,964	234,846	222,458
Net realized and unrealized gains (losses) on investments	70,886	(38,339)	16,872
Total other-than-temporary impairment losses	(9,552)	(2,706)	(5,873)
Portion of loss recognized in other comprehensive income, before taxes	2,644	(239)	3,228
Net impairment losses recognized in earnings	(6,908)	(2,945)	(2,645)
Other income	10,301	5,396	4,808
Total revenues	1,658,466	1,623,932	1,413,979
LOSSES AND EXPENSES
Net losses and loss expenses	926,445	945,593	654,841
Claims and policy benefits	55,582	59,382	65,213
Acquisition costs	250,413	261,102	187,464
Interest expense	35,644	43,688	28,275
Net foreign exchange (gains) losses	(160)	1,312	(115)
Merger and acquisition expenses	3,289	—	(48,776)
General and administrative expenses	231,562	257,074	220,586
Total losses and expenses	1,502,775	1,568,151	1,107,488
INCOME BEFORE TAXES	155,691	55,781	306,491
Income tax expense (benefit)	11,885	(9,501)	4,156
NET INCOME	143,806	65,282	302,335
Other comprehensive income
Holding gains on available for sale securities arising in period, net of tax	114,263	97,044	99,603
Net realized gains on available for sale securities included in net income, net of tax	(25,966)	(11,179)	(14,969)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(2,643)	239	(3,228)
Impact of net unrealized gains on life & annuity deferred policy acquisition costs	(2,842)	—	—
Foreign currency translation adjustment	(5,597)	(18,093)	(7,891)
Other comprehensive income	77,215	68,011	73,515
COMPREHENSIVE INCOME	$221,021	$133,293	$375,850
Net income per share	$1.47	$0.62	$3.19
Net income per diluted share	$1.43	$0.61	$3.17

See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December, 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars)

	2012	2011	2010
Common shares
Balance, beginning of year	$102,102	$110,963	$55,867
Issuance of common shares, net	842	1,529	65,384
Repurchase of shares	(6,884)	(10,390)	(10,288)
Balance, end of year	96,060	102,102	110,963
Additional paid-in capital
Balance, beginning of year	1,847,034	2,026,045	752,309
Issuance of common shares, net	3,577	2,480	1,419,442
Stock based compensation expense	22,434	33,208	51,769
Repurchase of shares	(151,804)	(214,699)	(197,475)
Balance, end of year	1,721,241	1,847,034	2,026,045
Accumulated other comprehensive income
Unrealized holdings gains:
Balance, beginning of year	204,301	118,197	36,791
Holding gains on available for sale fixed maturities arising in period, net of tax	114,263	97,044	99,603
Net realized gains on available for sale securities included in net income, net of tax	(25,966)	(11,179)	(14,969)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(2,643)	239	(3,228)
Impact of net unrealized investment gains on deferred acquisition costs	(2,842)	—	—
Balance, end of year	287,113	204,301	118,197
Cumulative foreign currency translation adjustment:
Balance, beginning of year	(37,344)	(19,251)	(11,360)
Foreign currency translation adjustment	(5,597)	(18,093)	(7,891)
Balance, end of year	(42,941)	(37,344)	(19,251)
Total accumulated other comprehensive income, end of year	244,172	166,957	98,946
Retained earnings
Balance, beginning of year	693,142	682,316	731,026
Net income	143,806	65,282	302,335
Dividends	(58,699)	(54,456)	(351,045)
Balance, end of year	778,249	693,142	682,316
Total shareholders’ equity	$2,839,722	$2,809,235	$2,918,270
See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASHFLOWS
Years Ended December, 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$143,806	$65,282	$302,335
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	22,434	33,208	51,769
Amortization of premium on fixed maturities	33,403	23,562	19,033
Accretion of deposit liabilities	1,816	9,298	6,289
Net realized and unrealized (gains) losses on investments	(70,886)	38,339	(16,872)
Net impairment losses recognized in earnings	6,908	2,945	2,645
Negative goodwill gain	—	—	(95,788)
Changes in:
Accrued interest income	5,996	4,079	(2,618)
Premiums receivable	(29,650)	(128,754)	342,630
Losses and benefits recoverable from reinsurers	(219,516)	(114,759)	9,751
Deferred acquisition costs	3,348	(34,591)	(43,716)
Prepaid reinsurance premiums	(34,768)	(63,564)	34,695
Other assets	17,280	(1,476)	(5,495)
Property and casualty losses	459,066	308,587	(105,958)
Life and annuity benefits	(51,231)	(59,010)	(32,906)
Funds withheld from reinsurers	(19,736)	(8,680)	(18,962)
Unearned property and casualty premiums	6,397	118,401	(98,267)
Reinsurance balances payable	41,539	31,931	(47,209)
Accounts payable and accrued expenses	(3,093)	10,769	6,941
Cash provided by operating activities	313,113	235,567	308,297
INVESTING ACTIVITIES
Purchases of available for sale securities	(2,236,243)	(2,317,677)	(2,419,091)
Sales of available for sale securities	923,875	1,311,423	1,243,263
Redemptions/maturities of available for sale securities	1,250,105	965,974	953,552
Purchases of trading securities	(532,454)	(76,355)	(103,067)
Sales of trading securities	305,184	24,563	27,207
Redemptions/maturities of trading securities	37,283	68,848	54,010
Purchases of held to maturity securities	—	(2,580)	(27,953)
Redemptions/maturities of held to maturity securities	32,040	45,713	32,354
Net (purchases) sales of other investments	(28,175)	60,783	110,849
Net purchases of equity method investments	(66,145)	(6,766)	—
Dividends from equity method investments	8,694	—	—
Acquisition of subsidiary, net of cash acquired	—	—	446,819
Change in restricted cash and cash equivalents	198,909	(103,458)	(125,527)
Cash (used in) provided by investing activities	(106,927)	(29,532)	192,416
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,419	4,009	1,478
Repurchase of common shares	(158,688)	(225,089)	(207,764)
Net proceeds from issuance of senior notes	—	—	349,997
Net repayment of bank loans	—	—	(200,000)
Dividends paid	(58,322)	(54,456)	(349,495)
Additions to deposit liabilities	8,940	1,061	3,093
Payments of deposit liabilities	(28,881)	(6,733)	(14,336)
Cash used in financing activities	(232,532)	(281,208)	(417,027)
Effect of exchange rate changes on foreign currency cash and cash equivalents	(2,833)	(11,047)	(5,885)
Net (decrease) increase in cash and cash equivalents	(29,179)	(86,220)	77,801
Cash and cash equivalents, beginning of year	469,477	555,697	477,896
CASH AND CASH EQUIVALENTS, END OF YEAR	$440,298	$469,477	$555,697
Supplemental Disclosure of CashFlow Information

Interest paid	28,400	28,582	8,657
Income taxes paid	7,954	2,049	3,889
See accompanying notes to consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

1. GENERAL
Alterra Capital Holdings Limited, or Alterra, and, collectively with its subsidiaries, the Company, is a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. Alterra was incorporated on July 8, 1999 under the laws of Bermuda.
On March 3, 2010, Alterra entered into an Agreement and Plan of Amalgamation, or the Amalgamation Agreement, with Alterra Holdings Limited, or Alterra Holdings, a direct wholly-owned subsidiary of Alterra, and Harbor Point Limited, or Harbor Point, a privately held company, pursuant to which Alterra Holdings amalgamated with Harbor Point, or the Amalgamation. The Amalgamation was consummated on May 12, 2010. The results of operations of Harbor Point are included in the consolidated results of operations for the period from May 12, 2010.
On December 18, 2012 Alterra entered into an Agreement and Plan of Merger, or the Merger Agreement, with Markel Corporation, or Markel, and Commonwealth Merger Subsidiary Limited, a direct wholly-owned subsidiary of Markel, or Merger Sub, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Alterra, or the Merger, with Alterra as the surviving company becoming a wholly-owned subsidiary of Markel. Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding Alterra common share (other than any Alterra common shares with respect to which appraisal rights have been duly exercised under Bermuda law), will automatically be converted into the right to receive (a) 0.04315 validly issued, fully paid and nonassessable shares of Markel voting common stock, without par value, together with any cash paid in lieu of fractional shares, and (b) $10.00 in cash, without interest. The Merger Agreement is governed by Bermuda law and subject to the jurisdiction of Bermuda courts. The Merger will be a taxable event for Alterra shareholders. The Merger is expected to close in the first half of 2013, subject to regulatory approvals and customary closing conditions, including shareholder approval. Shareholder approval was received on February 26, 2013.
Unless otherwise indicated or unless the context otherwise requires, all references in these consolidated financial statements to entity names are as set forth in the following table:

Reference	Entity’s legal name
Alterra	Alterra Capital Holdings Limited
Alterra Agency	Alterra Agency Limited
Alterra America	Alterra America Insurance Company
Alterra at Lloyd’s	Alterra at Lloyd’s Limited
Alterra Bermuda	Alterra Bermuda Limited
Alterra Brazil	Alterra Resseguradora do Brasil S.A.
Alterra Capital UK	Alterra Capital UK Limited
Alterra E&S	Alterra Excess & Surplus Insurance Company
Alterra Europe	Alterra Europe plc
Alterra Finance	Alterra Finance LLC
Alterra Holdings	Alterra Holdings Limited
Alterra Insurance USA	Alterra Insurance USA Inc.
Alterra Re USA	Alterra Reinsurance USA Inc.
Alterra USA	Alterra USA Holdings Limited
New Point IV	New Point IV Limited
New Point Re IV	New Point Re IV Limited
New Point V	New Point V Limited
New Point Re V	New Point Re V Limited
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
The Company’s non-Lloyd’s European insurance and reinsurance operations are based primarily in Dublin, Ireland and are conducted through Alterra Europe and its branches in London, England and Zurich, Switzerland.
The Company’s Lloyd’s operations are conducted by Alterra at Lloyd’s through Lloyd’s Syndicates 1400, 2525 and 2526, or collectively the Syndicates, which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, England, with locations in Dublin, Ireland and Zurich, Switzerland. As of December 31, 2012, the Company’s proportionate share of Syndicates 1400, 2525 and 2526 are 100%, approximately 2% and approximately 20%, respectively.
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
The accompanying consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, or GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile investment and foreign currency markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
Premiums receivable
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
(c) Investments
Investments in securities with fixed maturities are classified as either trading, available for sale or held to maturity. Trading securities are carried at fair value with any unrealized gains and losses included in net income and reported as net realized and unrealized gains and losses on investments. Available for sale securities are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income as a separate component of shareholders’ equity. The effect on deferred acquisition costs related to life and annuity contracts that would result from the realization of unrealized gains and losses are also included in accumulated other comprehensive income. Held to maturity securities, which are securities that the Company intends to hold to maturity, are carried at amortized cost. The cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts. Realized gains and losses on available for sale investments are recognized in net income, and reported as net realized and unrealized gains and losses on investments, using the specific identification method.
Other-than-temporary impairments, or OTTI, in the value of fixed maturity investments related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either: (i) the Company has the intent to sell the fixed maturity security or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before its anticipated recovery, the entire unrealized loss is recognized in earnings. In periods after the recognition of an OTTI on fixed maturity securities, the securities are accounted for as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.
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
Investment income is recognized when earned and includes interest income together with amortization of premiums and accretion of discounts on fixed maturities.
Other investments include a diversified portfolio of (i) hedge funds, (ii) structured deposits and (iii) derivatives. Investments in hedge funds and structured deposits are carried at fair value. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net income.
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
(l) Income taxes
Income taxes have been provided in accordance with Accounting Standards Codification, or ASC, 740, Income Taxes, on those operations that are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Such temporary differences are primarily due to net operating loss carryforwards, and to the tax basis difference on unearned premium reserves, deferred compensation, net deferred policy acquisition costs, property and casualty losses and net unrealized appreciation on investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance.
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
(o) Application of new accounting standards
ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Accounting Standards Update, or ASU, 2010-26 specifies how insurance companies should recognize costs that meet the definition of acquisition costs as defined in guidance from the Financial Accounting Standards Board, or FASB. ASU 2010-26 modifies the existing guidance to require that only costs associated with the successful acquisition of a new or renewal insurance contract should be capitalized as deferred acquisition costs. Costs that fall outside the proposed definition, such as indirect costs or salaries related to unsuccessful efforts, should be expensed as incurred. ASU 2010-26 was effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. This standard did not have any impact on the Company’s audited consolidated financial statements.

ASU 2011-04, Fair Value Measurements and Disclosures (820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS.
ASU 2011-04 principally clarifies existing guidance relating to fair value measurement and disclosures. ASU 2011-04 also includes changes to certain fair value principles that affect both measurement and disclosure requirements. These changes include requiring additional disclosures relating to transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative information and discussion about significant unobservable inputs and the sensitivity of the fair value measurement to changes in unobservable inputs, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. ASU 2011-04 was effective for fiscal periods beginning on or after December 15, 2011 with prospective application. This standard did not have a material impact on the Company’s audited consolidated financial statements.
ASU 2011-05, Comprehensive Income (220)—Presentation of Comprehensive Income
ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 also requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods on or after December 15, 2011 with early adoption permitted. The Company has reflected the disclosure requirements effective for the current period in its consolidated financial statements and they did not have a material impact on the Company’s audited consolidated financial statements.
ASU 2011-08, Intangibles—Goodwill and Other (350)—Testing Goodwill for Impairment
ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard did not have a material impact on the Company’s audited consolidated financial statements.
ASU 2012-02, Intangibles—Goodwill and Other (350)—Testing Indefinite-Lived Intangible Assets for Impairment
ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.
ASU 2013-02, Comprehensive Income (220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective prospectively for fiscal periods beginning after December 15, 2012 with early adoption permitted. The Company does not expect this standard to have a material impact on the Company's consolidated financial statements.
3. INVESTMENTS
Fixed Maturities—Available for Sale
The fair values and amortized cost of available for sale fixed maturities as of December 31, 2012 and December 31, 2011 were:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
December 31, 2012	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$727,516	$28,950	$(377)	$—	$756,089
Non-U.S. governments	170,030	12,498	(43)	—	182,485
Corporate securities	2,294,516	138,211	(4,334)	(24)	2,428,369
Municipal securities	243,025	30,720	(409)	—	273,336
Asset-backed securities	358,289	4,084	(2,096)	(2,888)	357,389
Residential mortgage-backed securities (1)	1,145,076	56,487	(465)	(284)	1,200,814
Commercial mortgage-backed securities	410,955	38,908	(1,042)	—	448,821
	$5,349,407	$309,858	$(8,766)	$(3,196)	$5,647,303

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,179,093.

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
		Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss
December 31, 2011	Amortized Cost				Fair Value
U.S. government and agencies	$686,818	$39,709	$(188)	$—	$726,339
Non-U.S. governments	121,769	8,087	(486)	—	129,370
Corporate securities	2,418,673	104,241	(20,259)	(1,040)	2,501,615
Municipal securities	241,303	22,464	(760)	—	263,007
Asset-backed securities	250,070	1,325	(11,635)	—	239,760
Residential mortgage-backed securities (1)	1,244,274	45,027	(2,440)	(1,230)	1,285,631
Commercial mortgage-backed securities	327,217	30,617	(1,631)	—	356,203
	$5,290,124	$251,470	$(37,399)	$(2,270)	$5,501,925

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,114,064.

The following table sets forth certain information regarding the investment ratings of the Company’s available for sale fixed maturities (using the lower of the ratings from Standard and Poor's Ratings Services, or S&P, and Moody's Investor Services, Inc., or Moody's, as of December 31, 2012 and December 31, 2011:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2012		December 31, 2011
	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,935,182	34.3	$1,840,403	33.5
AAA	1,059,425	18.8	850,379	15.5
AA	649,507	11.5	840,397	15.3
A	1,411,853	25.0	1,322,267	24.0
BBB	312,564	5.5	280,159	5.1
BB	67,041	1.2	84,385	1.5
B	158,934	2.8	131,159	2.4
CCC or lower	38,420	0.7	53,157	1.0
Not rated	14,377	0.2	99,619	1.7
	$5,647,303	100.0	$5,501,925	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $1,179,093 (December 31, 2011—$1,114,064).

The maturity distribution for available for sale fixed maturities held as of December 31, 2012 was:

	Amortized Cost	Fair Value
Within one year	$461,129	$463,931
After one year through five years	1,801,004	1,858,945
After five years through ten years	740,922	806,024
More than ten years	432,032	511,379
	3,435,087	3,640,279
Asset-backed securities	358,289	357,389
Mortgage-backed securities	1,556,031	1,649,635
	$5,349,407	$5,647,303
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Fixed Maturities—Held to Maturity
The fair values and amortized cost of held to maturity fixed maturities as of December 31, 2012 and December 31, 2011 were:

December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$27,639	$3,842	$—	$31,481
Non-U.S. governments	527,843	152,251	—	680,094
Corporate securities	296,360	61,948	—	358,308
Asset-backed securities	424	1	—	425
	$852,266	$218,042	$—	$1,070,308

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$29,201	$3,705	$—	$32,906
Non-U.S. governments	524,449	98,631	—	623,080
Corporate securities	319,609	34,895	—	354,504
Asset-backed securities	1,000	3	—	1,003
	$874,259	$137,234	$—	$1,011,493
The following tables set forth certain information regarding the investment ratings of the Company’s held to maturity fixed maturities (using the lower of the ratings from S&P and Moody's) as of December 31, 2012 and December 31, 2011:

December 31, 2012	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$27,639	3.2	$31,481	2.9
AAA	406,659	47.7	532,741	49.8
AA	284,282	33.4	344,170	32.2
A	99,235	11.6	119,756	11.2
BBB	32,031	3.8	39,755	3.7
BB	2,420	0.3	2,405	0.2
	$852,266	100.0	$1,070,308	100.0

December 31, 2011	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$29,201	3.3	$32,907	3.3
AAA	619,832	70.9	733,631	72.5
AA	82,511	9.4	88,631	8.8
A	117,600	13.5	129,791	12.8
BBB	24,117	2.8	25,705	2.5
Not rated	998	0.1	828	0.1
	$874,259	100.0	$1,011,493	100.0

The maturity distribution for held to maturity fixed maturities held as of December 31, 2012 was:

	Amortized Cost	Fair Value
Within one year	$48,941	$49,355
After one year through five years	90,349	98,592
After five years through ten years	111,648	134,610
More than ten years	600,904	787,326
	851,842	1,069,883
Asset-backed securities	424	425
	$852,266	$1,070,308
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Investment Income
Investment income earned for the years ended December 31, 2012, 2011 and 2010 was:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2012	2011	2010
Interest earned on investments and cash and cash equivalents	$260,276	$267,255	$249,056
Amortization of premium on fixed maturities	(33,403)	(23,562)	(19,033)
Investment expenses	(7,909)	(8,847)	(7,565)
	$218,964	$234,846	$222,458
Net Realized and Unrealized Gains and Losses
The net realized and unrealized gains and losses on investments for the years ended December 31, 2012, 2011and 2010 were:

	2012	2011	2010
Gross realized gains on available for sale securities	$31,348	$20,212	$22,322
Gross realized losses on available for sale securities	(5,200)	(8,703)	(6,848)
Net realized and unrealized gains on trading securities	3,952	2,031	(4,476)
Increase (decrease) in fair value of hedge funds	13,901	(11,795)	14,333
(Decrease) increase in fair value of catastrophe bonds	—	(25,641)	373
(Decrease) increase in fair value of structured deposit	(291)	(2,269)	2,559
Income from equity method investments	20,930	1,445	558
Increase (decrease) in fair value of derivatives	6,246	(13,619)	(11,949)
Net realized and unrealized gains (losses) on investments	$70,886	$(38,339)	$16,872
Net other-than-temporary impairment losses recognized in earnings	$(6,908)	$(2,945)	$(2,645)
Increase in net unrealized gains on available for sale fixed maturities, before tax	$86,095	$95,484	$83,899

Included in net realized and unrealized gains (losses) on trading securities were $122 of net realized gains recognized on trading securities sold during the year ended December 31, 2012 (net realized gains of $904 and net realized losses of $231 in 2011 and 2010, respectively).
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

The Company recorded $6,908, $2,945, and $2,645 of OTTI in earnings for the years ended December 31, 2012, 2011, and 2010, respectively, of which $519, $2,543 and $2,645, respectively, related to estimated credit losses. The remaining$6,389 and $402 for the years ended December 31, 2012 and 2011, respectively, was recorded due to the decision to sell certain securities prior to their recovery in value.
The following methodology and significant inputs were used to determine the estimated credit losses during the year ended December 31, 2012:

•
Residential mortgage-backed securities ($259 credit loss recognized for the year ended December 31, 2012)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios;

•
Asset-backed securities ($255 credit loss recognized for the year ended December 31, 2012)—the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios; and

•
Corporate securities ($5 credit loss recognized for the year ended December 31, 2012) - the Company reviewed the business prospects, credit ratings and information received from investment managers and rating agencies for each security.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of December 31, 2012 and as of December 31, 2011, were:

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$25,745	$298	$4,153	$79	$29,898	$377
Non-U.S. governments	9,694	34	1,564	9	11,258	43
Corporate securities	128,818	4,358	—	—	128,818	4,358
Municipal securities	20,622	409	—	—	20,622	409
Asset-backed securities	66,568	4,833	252	151	66,820	4,984
Residential mortgage-backed securities	41,414	749	—	—	41,414	749
Commercial mortgage-backed securities	54,347	1,042	—	—	54,347	1,042
	$347,208	$11,723	$5,969	$239	$353,177	$11,962

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$19,185	$188	$—	$—	$19,185	$188
Non-U.S. governments	19,265	486	—	—	19,265	486
Corporate securities	405,924	21,288	1,680	11	407,604	21,299
Municipal securities	26,968	760	—	—	26,968	760
Asset-backed securities	144,323	11,326	545	309	144,868	11,635
Residential mortgage-backed securities	161,651	3,670	—	—	161,651	3,670
Commercial mortgage-backed securities	74,782	1,631	—	—	74,782	1,631
	$852,098	$39,349	$2,225	$320	$854,323	$39,669
Of the total holdings of 3,262 (as of December 31, 2011—3,093) available for sale securities, 262 (as of December 31, 2011—524) had unrealized losses as of December 31, 2012.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Beginning balance at January 1	$5,283	$3,768	$1,530
Addition for credit loss impairment recognized in the current period on securities not previously impaired	284	1,442	1,375
Addition for credit loss impairment recognized in the current period on securities previously impaired	235	1,100	1,270
Reduction for securities the Company intends to sell	—	(460)	—
Reduction for securities sold during the period	(1,323)	(567)	(407)
Ending balance at December 31	$4,479	$5,283	$3,768
Equity Method Investments
The Company owns 34.8% of the common shares of New Point IV. As of December 31, 2012, the carrying value of this investment was $88,469 (December 31, 2011 - $9,686). The Company’s equity share of net income for this investment for the years ended December 31, 2012 and 2011 was $21,114 and $1,049, respectively. The Company also owns 7.5% of the common shares of Grand Central Re Limited, or Grand Central Re, and 13.8% of the common shares of Bay Point Holdings Limited, or Bay Point. The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of operations and comprehensive income.
Other Investments
The following is a summary of other investments as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
		Allocation %		Allocation %
Hedge funds, at fair value	$293,193	92.5	$249,971	91.6
Structured deposits, at fair value	24,250	7.7	24,540	9.0
Derivatives, at fair value	(488)	(0.2)	(1,666)	(0.6)
	$316,955	100.0	$272,845	100.0
Hedge Funds
The Company has investments in hedge funds across various investment strategies, or collectively, the hedge fund portfolio. The distribution of the hedge fund portfolio by investment strategy as of December 31, 2012 and December 31, 2011 was:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2012		December 31, 2011
	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$11,214	3.8	$24,987	9.9
Diversified arbitrage	12,171	4.2	17,368	6.9
Emerging markets	3,576	1.2	4,929	2.0
Event-driven arbitrage	7,026	2.4	21,130	8.5
Fund of funds	18,316	6.2	31,691	12.7
Global macro	61,145	20.9	48,965	19.6
Long/short credit	377	0.1	4,414	1.8
Long/short equity	177,708	60.6	94,793	37.9
Opportunistic	1,660	0.6	1,694	0.7
Total hedge fund portfolio	$293,193	100.0	$249,971	100.0
Redemptions receivable of $27,768 and $23,846 related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of December 31, 2012, and December 31, 2011, respectively.
As of December 31, 2012, the hedge fund portfolio was invested in nine strategies in 36 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.
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
Of the Company’s outstanding redemptions receivable of $27,768 at December 31, 2012, none of which is gated, $25,175 was received in cash prior to February 22, 2013. The fair value of the Company’s holdings in funds with gates imposed as of December 31, 2012 was $6,981 (December 31, 2011—$19,061).
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket. As of December 31, 2012, the fair value of hedge funds held in side-pockets was $37,159 (December 31, 2011—$37,427).
Details regarding the redemption of the hedge fund portfolio as of December 31, 2012 were as follows:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$11,214	$11,214	$—
Diversified arbitrage	12,171	12,171	—
Emerging markets	3,576	3,576	—
Event-driven arbitrage	7,026	7,026	—
Fund of funds	18,316	1,134	17,182	Annually (3)	95-370 days
Global macro	61,145	1,811	59,334	Monthly - Quarterly	30-90 days
Long/short credit	377	377	—
Long/short equity	177,708	5,171	172,537	Monthly - Annually	30-92 days
Opportunistic	1,660	1,660	—
Total hedge funds	$293,193	$44,140	$249,053

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate, as of December 31, 2012, when it will be able to redeem the investment.

(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.

(3)	The fund of funds investment is being redeemed effective June 30, 2013.

As of December 31, 2012, the Company had one unfunded commitment of $5,848 related to its hedge fund portfolio (December 31, 2011—$7,813).
An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.
Structured Deposit
The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24,250. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of December 31, 2012, the estimated fair value of the deposit was $24,250 (December 31, 2011—$24,540).
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
For the years ended December 31, 2011 and 2010, the Company recorded $1,688 and $2,264, respectively of net investment income from catastrophe bonds.
For the year ended December 31, 2011, the Company recorded a decrease in the estimated fair value of the catastrophe bonds of $25,641, principally as a result of exposure to the earthquake and tsunami in Japan. For the year ended December 31, 2010, the Company recorded an increase in estimate fair value of $373. The changes in estimated fair value are included in net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.
Restricted Assets
The total restricted assets as of December 31, 2012 and December 31, 2011 were as follows:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	December 31, 2012	December 31, 2011
Restricted cash and cash equivalents	$254,458	$453,367
Restricted assets included in fixed maturities, at fair value	3,992,104	3,888,211
Restricted assets included in other investments	151,727	156,776
Total	$4,398,289	$4,498,354
As of December 31, 2012 and 2011, of the $4,398,289 and $4,498,354, respectively, of restricted cash and cash equivalents and restricted investments, $3,655,279 and $3,662,864, respectively, of cash and cash equivalents and investments were on deposit with various state or government insurance departments or pledged in favor of ceding companies. As of December 31, 2012 and 2011, the remaining $743,010 and $835,490, respectively, of restricted cash and cash equivalents and restricted investments were pledged as security in favor of letters of credit issued. The Company has issued secured letters of credit collateralized against the Company’s investment portfolio.
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
At December 31, 2012, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, catastrophe bonds and structured deposits.
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
Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at December 31, 2012 the time period in which it will be

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of December 31, 2012, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.
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
Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment. During the year ended December 31, 2010, a reduction of $2,481 was made to the net asset value reported by the fund manager to adjust the carrying value of the fund to $nil. As of December 31, 2012, the carrying value of this hedge fund investment remains $nil, which is the Company’s best estimate of the fund’s fair value.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.
The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

December 31, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$387,572	$497,798	$—	$885,370
Non-U.S. governments	—	246,712	—	246,712
Corporate securities	—	2,610,605	—	2,610,605
Municipal securities	—	273,336	—	273,336
Asset-backed securities	—	371,597	—	371,597
Residential mortgage-backed securities	—	1,234,670	—	1,234,670
Commercial mortgage-backed securities	—	454,259	—	454,259
Total fixed maturities	387,572	5,688,977	—	6,076,549
Hedge funds	—	249,053	44,140	293,193
Structured deposit	—	24,250	—	24,250
Derivative assets, net	—	(488)	—	(488)
Other investments	—	272,815	44,140	316,955
	$387,572	$5,961,792	$44,140	$6,393,504

December 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$332,287	$419,519	$—	$751,806
Non-U.S. governments	—	164,621	—	164,621
Corporate securities	—	2,646,358	—	2,646,358
Municipal securities	—	263,007	—	263,007
Asset-backed securities	—	247,965	—	247,965
Residential mortgage-backed securities	—	1,296,277	—	1,296,277
Commercial mortgage-backed securities	—	361,097	—	361,097
Total fixed maturities	332,287	5,398,844	—	5,731,131
Hedge funds	—	147,105	102,866	249,971
Structured deposit	—	24,540	—	24,540
Derivative assets, net	—	(1,666)	—	(1,666)
Other investments	—	169,979	102,866	272,845
	$332,287	$5,568,823	$102,866	$6,003,976
The following table presents the Company’s fair value hierarchy for those assets not carried at fair value in the consolidated balance sheet but for which disclosure of the fair value is required as of December 31, 2012:

December 31, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$10,224	$21,257	$—	$31,481
Non-U.S. governments	—	680,094	—	680,094
Corporate securities	—	358,308	—	358,308
Asset-backed securities	—	425	—	425
Total held to maturity fixed maturities	$10,224	$1,060,084	$—	$1,070,308

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

The fair value of the Company’s senior notes was $501,086 as of December 31, 2012 and is classified within Level 2 of the fair value hierarchy.
The Company has no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2012.
The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the year ended December 31, 2012 and 2011:

	Other Investments
	2012	2011
Beginning balance at January 1	$102,866	$123,240
Total gains or losses (realized/unrealized)
Included in net income	593	(6,556)
Included in other comprehensive income	—	—
Purchases	18,109	21,077
Issuances	—	—
Settlements	(20,868)	(34,014)
Transfers in and/or out of Level 3	(56,560)	(881)
Ending balance at December 31	$44,140	$102,866
The amount of total (losses) gains for the year ended December 31, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$(1,224)	$(7,032)
Transfers out of Level 3 for the years ended December 31, 2012 and 2011 are hedge funds for which the Company can reasonably estimate when it will be able to redeem its investment at the net asset value, and the redemption period is considered to be in the near term.
5. BUSINESS COMBINATION
On May 12, 2010, Harbor Point amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra. The Amalgamation was accounted for as a business combination, with Alterra the accounting acquirer. The Company recorded the acquired assets and liabilities of Harbor Point at their fair values with the difference between the purchase price and the fair values being recorded as a negative goodwill gain.
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
The net loss reserves acquired included an increase of $90,955 to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheet. This amount is being amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the year ended December 31, 2012, 2011 and 2010, $19,967, $24,606 and $14,353, respectively, was amortized. As of December 31, 2012, the unamortized balance of this fair value adjustment was $32,029.
The net unearned premiums acquired included a decrease of $127,211 to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount is being amortized to acquisition costs in the consolidated statements of operations and comprehensive income. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the year ended December 31, 2012, 2011 and 2010, $14,133, $43,842 and $67,330, respectively, was amortized. As of December 31, 2012, the unamortized balance of this fair value adjustment was $1,906.
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
Supplemental Pro Forma Information (unaudited)
Operating results of Harbor Point have been included in the consolidated financial statements from the May 12, 2010 date of the Amalgamation. The following selected unaudited pro forma financial information for the year ended December 31, 2010 is provided, for informational purposes only, to present a summary of the combined results of the Company and Harbor Point assuming the Amalgamation occurred on January 1, 2010. The unaudited pro forma data does not necessarily represent results that would have occurred if the Amalgamation had taken place at the beginning of the period presented, nor is it necessarily indicative of future results.

2010
(unaudited)
Gross premiums written	$1,794,066
Net premiums earned	1,391,379
Total revenue	1,665,460
Net income	292,566
Basic earnings per share	$2.49
Diluted earnings per share	$2.48

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS
During the year ended December 31, 2011, Alterra E&S sold the renewal rights to the business written by the Company’s contracted general agent distribution channel, or contract binding business. The Company recognized an $841 net gain on the sale, which is included in other income in the consolidated statements of operations and comprehensive income. The net gain included the derecognition of $1,000 of goodwill, being the portion of the goodwill recorded on the acquisition of Alterra E&S which was allocated to that part of the business.
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

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a definite life	Total
Balance at December 31, 2010	$20,173	$34,713	$4,190	$59,076
Derecognition during the year	(1,000)	—	—	(1,000)
Amortization during the year	—	—	(1,965)	(1,965)
Balance at December 31, 2011	$19,173	$34,713	$2,225	$56,111
Amortization during the year	—	—	(1,360)	(1,360)
Balance at December 31, 2012	$19,173	$34,713	$865	$54,751
As of December 31, 2012, goodwill was allocated to the segments as follows: U.S. insurance $10,975 (December 31, 2011-$10,975); and Alterra at Lloyd’s $8,198 (December 31, 2011-$8,198).
The estimated amortization expense in 2013 for the definite-life intangible asset is $865.
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
The summary of changes in outstanding property and casualty losses as of December 31, 2012, 2011 and 2010 is as follows:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2012	2011	2010
Gross balance at January 1	$4,216,538	$3,906,134	$3,178,094
Less: Reinsurance recoverables and deferred charges	(1,035,004)	(921,326)	(965,316)
Net balance at January 1	3,181,534	2,984,808	2,212,778
Net loss reserves acquired in the purchase of Harbor Point (1)	—	—	879,519
Incurred losses related to:
Current year	1,007,747	1,085,863	765,445
Prior years	(81,302)	(140,270)	(110,604)
Total incurred	926,445	945,593	654,841
Paid losses related to:
Current year	(141,596)	(172,568)	(171,610)
Prior years	(542,352)	(576,019)	(574,725)
Total paid	(683,948)	(748,587)	(746,335)
Foreign currency revaluation	8,763	(280)	(15,995)
Net balance at December 31	3,432,794	3,181,534	2,984,808
Plus: Reinsurance recoverables and deferred charges	1,257,550	1,035,004	921,326
Gross balance at December 31	$4,690,344	$4,216,538	$3,906,134

(1)	Net loss reserves acquired in the purchase of Harbor Point includes the elimination of $42,842 of losses and benefits recoverable due from Harbor Point at the Amalgamation date.
Year Ended December 31, 2012
Incurred losses related to prior years of $(81,302) for the year ended December 31, 2012 comprise the following components:

•
Net favorable development for the Company’s global insurance segment of $44,264, excluding the development associated with changes in premium estimates described below; $19,785 of which was recognized on professional liability and $11,480 on excess liability lines of business, primarily on the 2006 and 2007 years, and $9,258 on the short tail property line of business from the 2010 and 2011 years;

•
Net unfavorable development for the U.S. insurance segment of $7,988, including $7,518 and $3,163 of net unfavorable development on the general liability and property lines of business, respectively, relating to the segment’s contract binding business for the 2011 and prior years;

•
Net favorable development for the reinsurance segment of $53,372, excluding the development associated with changes in reinsurance premium estimates described below. The Company recorded net favorable development on long tail lines of business, including $28,062 from general casualty primarily on the 2002 year and $19,808 on whole account line of business primarily on 2006-2007 years. This was partially offset by unfavorable development of $17,357 on medical malpractice primarily on 2008-2011 years. The Company recorded net favorable development on short tail lines of business including $7,115 on property primarily on the 2010 and 2011 years;

•
Net favorable development for the Alterra at Lloyd’s segment of $1,161, principally recognized on the financial institutions and professional liability lines of business partially offset by net unfavorable development on international casualty;

•
Net unfavorable development of $7,923 arising from increases in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The unfavorable development was offset by an increase in net earned premium net of acquisition costs of $8,480; and

•	Net unfavorable development of $1,584 arising from increases in premium estimates in the global insurance segment.
Year Ended December 31, 2011
Incurred losses related to prior years of $(140,270) for the year ended December 31, 2011 comprise the following components:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

•
Net favorable development for the Company’s global insurance segment of $65,365; $20,983 of which was recognized on excess liability and $15,701 on professional liability lines of business, primarily on the 2005 and 2006 years, and $30,192 on the short tail property and aviation lines of business from the 2010 and 2009 years;

•
Net unfavorable development for the U.S. insurance segment of $9,950, including $6,742 and $4,215 of net unfavorable development on the general liability and property lines of business, respectively, relating to the segment’s contract binding business for the 2010 – 2007 years;

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

•	Net favorable development of $1,214 arising from decreases in premium estimates in the global insurance segment.
Year Ended December 31, 2010
Incurred losses related to prior years of $(110,604) for the year ended December 31, 2010 comprise the following components:

•
Net favorable development for the Company’s global insurance segment of $45,221; $22,056 of which was recognized on professional liability and $8,327 on general casualty lines of business, primarily on the 2006 and prior years, and $14,838 on the short tail property and aviation lines of business from the 2009 and 2008 years;

•
Net favorable development for the U.S. insurance segment of $850, including $3,050 of net favorable development on the property line of business offset by net unfavorable development of $2,000 on the marine line of business;

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

•
Net favorable development of $7,860 arising from reductions in reinsurance premium estimates. Changes in premium estimates occur on prior year contracts each year as the Company receives additional information on the underlying exposures insured and the associated loss is recorded, at the original loss ratio, concurrently with the premium adjustment. The favorable development was offset by a decrease in net earned premium net of acquisition costs of $8,510; and

•	Net unfavorable development of $2,803 arising from increases in premium estimates in the global insurance segment.
Included in deposit liabilities as of December 31, 2012 is $71,937 (2011—$90,668) related to reinsurance contracts that do not transfer sufficient risk to be accounted for as reinsurance.
8. LIFE AND ANNUITY BENEFITS
The Company enters into long duration contracts which subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life and annuity benefit reserves are established using appropriate assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

deviation. The Company establishes and reviews its life and annuity reinsurance reserves regularly based upon cash flow projection models utilizing data provided by clients and actuarial models. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The assumptions used to determine policy benefit reserves are best estimate assumptions that are determined at the inception of the contracts and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are un-locked if they result in a material reserve change. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and an additional life and annuity benefit reserve is recognized at that time. The average reserve valuation rate for the life and annuity benefit reserves is 5.0% and 5.0% as of December 31, 2012 and 2011, respectively.
Life and annuity benefits as of December 31, 2012 and 2011 were:

	2012	2011
Life	$155,113	$161,798
Annuities	909,030	921,957
Accident and health	95,402	106,942
	$1,159,545	$1,190,697
As of December 31, 2012 and 2011, the largest life and annuity benefits reserve for a single client were 35.7% and 35.3% of the total, respectively.
As of December 31, 2012, losses recoverable relating to life and annuity contracts of $32,027 (2011—$33,115) are included in losses and benefits recoverable from reinsurers in the accompanying consolidated balance sheets.
No annuities included in life and annuity benefits in the accompanying consolidated balance sheets are subject to discretionary withdrawal. Included in deposit liabilities as of December 31, 2012 are annuities of $2,354 (2011—$2,659) that are subject to discretionary withdrawal. Deposit liabilities also include $36,609 as of December 31, 2012 (2011—$39,108) representing the account value of a universal life reinsurance contract.
9. REINSURANCE
The Company utilizes quota share reinsurance and retrocession agreements principally to allow the Company to provide additional underwriting capacity to clients while reducing the net liability on the portfolio of risks. The Company also utilizes excess of loss reinsurance to protect against single large events, including natural catastrophes. The Company’s reinsurance and retrocession agreements provide for recovery of a portion of losses and benefits from reinsurers. Losses and benefits recoverable from reinsurers are recorded as assets. Net losses and loss expenses and claims and policy benefits are net of recoveries from reinsurers of $383,531 for the year ended December 31, 2012 (2011 —$245,175; 2010 —$166,189) under these agreements.
As of December 31, 2012, 85.5% of losses recoverable were with reinsurers rated “A” or above by A.M. Best Company, 7.7% were rated “A-”, 0.4% were rated "B++" and the remaining 6.4% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is the largest “NR-not rated” retrocessionaire and accounted for 2.7% of losses recoverable as of December 31, 2012. As security for outstanding loss obligations, the Company retains funds from Grand Central Re amounting to 135.5% of its obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, the Company retains collateral equal to 82.5% of the losses and benefits recoverable. The Company’s losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of December 31, 2012, 96.2% of the Company’s losses and benefits recoverable were not due for payment.
 The effect of reinsurance and retrocessional activity on premiums written and earned for the years ended December 31, 2012, 2011 and 2010 was:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Premiums written			Premiums earned
Property and casualty	2012	2011	2010	2012	2011	2010
Direct	$884,708	$827,899	$764,746	$865,522	$773,970	$768,842
Assumed	1,083,902	1,072,811	641,050	1,094,315	1,068,511	804,870
Ceded	(651,368)	(471,712)	(370,763)	(597,131)	(420,498)	(405,761)
Net	1,317,242	1,428,998	1,035,033	1,362,706	1,421,983	1,167,951

Life and annuity
Assumed	2,848	3,356	4,935	2,848	3,356	4,935
Ceded	(331)	(365)	(400)	(331)	(365)	(400)
Net	2,517	2,991	4,535	2,517	2,991	4,535
Total	$1,319,759	$1,431,989	$1,039,568	$1,365,223	$1,424,974	$1,172,486
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
The fair values of derivative instruments as of December 31, 2012 were:

Derivatives not designated as hedging instruments	Derivative assets Fair Value	Derivative liabilities Fair Value
Interest rate-linked derivatives	$132	$(574)
Foreign exchange forward contracts	330	(376)
Total derivatives	$462	$(950)
The fair values of derivative instruments as of December 31, 2011 were:

Derivatives not designated as hedging instruments	Derivative assets Fair Value	Derivative liabilities Fair Value
Convertible bond equity call options	$2,516	$—
Interest rate-linked derivatives	188	(4,784)
Credit default swaps	187	(526)
Money market futures	501	—
Foreign exchange forward contracts	700	(448)
Total derivatives	$4,092	$(5,758)
The derivative assets and liabilities are included within other investments in the consolidated balance sheets.
As of December 31, 2012, the Company had outstanding interest rate swaps and swaptions of $52,000 in notional long positions and $62,700 in notional short positions (December 31, 2011—$42,700 and $104,700, respectively). As of December 31, 2012, the Company had outstanding credit default swaps of $nil in notional long positions and $nil in notional short positions (December 31, 2011—$2,500 and $9,300, respectively). As of December 31, 2012, the Company had outstanding money market futures contracts with a notional value of $nil (December 31, 2011—$300,000). As of December 31, 2012, the Company had outstanding foreign currency forward contracts of $10,351 in long positions and $145,922 in short positions (December 31, 2011—$13,716 and $53,634, respectively). As of December 31, 2012, the Company held $2,339 (December 31, 2011—$94,453) of convertible bond securities, including the fair value of the equity call options embedded therein.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the year ended December 31, 2012, 2011 and 2010 was:

Derivatives not designated as hedging instruments	2012 Amount of Gain or (Loss) Recognized in Income on Derivatives	2011 Amount of Gain or (Loss) Recognized in Income on Derivatives	2010 Amount of Gain or (Loss) Recognized in Income on Derivatives
Convertible bond equity call options	$1,742	$(2,526)	$(17)
Interest rate-linked derivatives	5,448	(14,116)	(11,645)
Credit default swaps	169	(178)	—
Money market futures	976	2,164	—
Foreign exchange forward contracts	(2,089)	1,037	(287)
Total derivatives	$6,246	$(13,619)	$(11,949)
The gain (loss) on all derivative instruments is included within net realized and unrealized gains (losses) on investments in the consolidated statement of operations and comprehensive income.
11. SENIOR NOTES
On September 27, 2010, Alterra Finance, a wholly-owned indirect subsidiary of Alterra, issued $350,000 principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year, or the 6.25% senior notes. The 6.25% senior notes are Alterra Finance’s senior unsecured obligations and rank equally in right of payment with all of Alterra Finance’s future unsecured and unsubordinated indebtedness and rank senior to all of Alterra Finance’s future subordinated indebtedness. The 6.25% senior notes are fully and unconditionally guaranteed by Alterra on a senior unsecured basis. The guarantee ranks equally with all of Alterra’s existing and future unsecured and unsubordinated indebtedness and ranks senior to all of Alterra’s future subordinated indebtedness. The effective interest rate related to the 6.25% senior notes, based on the net proceeds received, was 6.37%. The proceeds, net of issuance costs, from the sale of the 6.25% senior notes were $346,883 and were used to repay a $200,000 revolving bank loan outstanding under a credit facility, with the remainder used for general corporate purposes.
Alterra Finance is a finance subsidiary and has no independent activities, assets or operations other than in connection with the 6.25% senior notes.
On April 16, 2007, Alterra USA privately issued $100,000 principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year, or the 7.20% senior notes. The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the 7.20% senior notes were $99,497, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8,456 and $915 principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of December 31, 2012 was $90,629.
The Company has the option to redeem both the 6.25% senior notes and the 7.20% senior notes at any time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest.
Interest expense in connection with the senior notes was $28,400, $26,874 and $12,100 for the years ended December 31, 2012, 2011and 2010, respectively.
12. PENSION AND DEFERRED COMPENSATION
The Company provides pension benefits to eligible employees and their dependents through various defined contribution plans, which vary for each subsidiary. Under these plans, the Company and its employees each contribute a certain percentage of the employee’s gross salary into the plan each month. The Company’s contributions are immediately 100% vested. Pension expenses totaled $5,194, $5,017 and $6,922 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included within general and administrative expenses in the consolidated statements of operations and comprehensive income.
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
The Board of Directors of the Company declared the following dividends during 2012 and 2013:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 5, 2013	$0.16	February 19, 2013	March 5, 2013
November 6, 2012	$0.16	November 20, 2012	December 4, 2012
August 7, 2012	$0.16	August 21, 2012	September 4, 2012
May 8, 2012	$0.14	May 22, 2012	June 5, 2012
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
During the year ended December 31, 2012, the Company repurchased 6,883,681 common shares at an average price of $23.04 per common share and 29,826 warrants at an average price of $3.79, for a total amount of $158,688, including the costs incurred to effect the repurchases. Of the amount repurchased during the year ended December 31, 2012, 6,626,684 common shares and 29,826 warrants were repurchased under the Board-approved share repurchase authorization. As of December 31, 2012, the remaining authorization under the Company’s Board-approved share repurchase program was $301,718.
As of December 31, 2012, the Company’s total authorized share capital is $220,000. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.
14. SHARE BASED EQUITY AWARDS
At Alterra’s May 5, 2008 Annual General Meeting of Shareholders, Alterra’s shareholders approved the adoption of the 2008 Stock Incentive Plan, or the 2008 Plan, under which the Company may award, subject to certain restrictions, incentive stock options, non-qualified stock options, restricted stock, restricted stock units, share awards and other awards. The 2008 Plan is administered by the Compensation Committee of the Board of Directors, or the Committee.
Prior to adoption of the 2008 Plan, the Company made awards of equity compensation under a stock incentive plan approved by the shareholders in June 2000, as subsequently amended, or the 2000 Plan. Effective upon the adoption of the 2008 Plan, unused shares from the 2000 Plan became unavailable for future awards and instead are used only to fulfill obligations from outstanding option awards or reload obligations pursuant to grants originally made under the 2000 Plan.
In May 2010, in connection with the Amalgamation, the Company issued replacement warrants, options and restricted stock awards to holders of Harbor Point warrants, options and restricted stock awards. The replacement warrants were issued in connection with the surrender of the original warrants and the replacement options and restricted stock awards were issued under the terms and conditions of the Harbor Point Limited Amended and Restated 2006 Equity Incentive Plan, as amended, or the 2006 Plan, and together with the 2008 Plan and the 2000 Plan, the Plans. The 2006 Plan was approved by Harbor Point’s shareholders on November 17, 2006 and is administered by the Committee.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

The fair value of the replacement warrants issued pursuant to the Amalgamation was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

Warrant valuation assumptions:
Expected remaining warrant life	3.7 years
Expected dividend yield	—%
Expected volatility	37.70%
Risk-free interest rate	1.82%
Forfeiture rate	—%
Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2011	10,452,253	10,452,253	$19.33	$7.04	$19.08 - $26.48
Additional warrants issued as a result of dividends declared	262,112	262,112	$18.82	$7.09	$18.60 - $19.05
Repurchases of warrants	(29,826)	(29,826)	$26.48	$5.24	$26.48
Balance, December 31, 2012	10,684,539	10,684,539	$18.83	$7.05	$18.60 - $26.48
On each of February 8, 2012, May 8, 2012, August 7, 2012 and November 6, 2012, Alterra declared dividends of $0.14, $0.14, $0.16 and $0.16 per share, respectively. These dividends resulted in a reduction in the weighted average exercise price of $0.49 and an increase in the number of warrants outstanding by 262,112 (issued at a weighted average grant date fair value per warrant of $7.09). As of December 31, 2012, a deferred dividend liability of $2,646 is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.
The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise provision results in a lower number of shares being issued than the number of warrants exercised. No warrants were exercised during the year ended December 31, 2012.
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
On May 12, 2010, the Company issued 2,186,986 replacement options in connection with the Amalgamation. These awards were originally issued under the 2006 Plan. In addition, during the years ended December 31, 2012, 2011 and 2010, the Company issued 8,228 options, 59,876 options and 33,106 options, respectively, with a weighted average grant date fair value of $0.77, $0.70 and $1.54, respectively, under the 2000 Plan.
The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2012	2011	2010
Option valuation assumptions:
Expected remaining option life	0.2 years	0.2 years	3.9 years
Expected dividend yield	—%	0.80%	2.25%
Expected volatility	21.52%	41.64%	37.41%
Risk-free interest rate	0.32%	0.07%	1.82%
Forfeiture rate	—%	—%	—%
The Company recognized $62, $361 and $5,607 of stock-based compensation expense related to stock option awards for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, $4,409 for the year ended December 31, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the year ended December 31, 2010 and the expense for the years ended December 31, 2012 and December 31, 2011 were recorded in general and administrative expenses. The Company did not capitalize any cost of stock-based option award compensation. As of December 31, 2012, the total compensation cost related to non-vested stock option awards not yet recognized was $nil, as there were no unvested stock options.
The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $1,226, $1,790 and $2,053, respectively. The total intrinsic value of stock options outstanding at December 31, 2012 was $7,149 (vested options - $7,149).
A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,057,271	1,057,271	$22.86	$6.55	$8.85 - $33.76
Options granted	8,228		$23.76	$0.77	$23.76
Options exercised	(188,721)		$17.29	$5.66	$8.85 - $22.12
Options forfeited	(270,580)		$29.13	$6.95	$23.76 - $33.76
Balance, December 31, 2012	606,198	606,198	$21.81	$6.57	$10.75 - $29.76
A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,266,033	108,333	108,333	$15.75	$6.01	$15.75
Restricted stock granted	(478,874)
Restricted stock forfeited	38,616
Restricted stock units granted	(98,333)
Restricted stock units forfeited	434
Balance, December 31, 2012	727,876	108,333	108,333	$15.75	$6.01	$15.75
A summary of the 2006 Plan related activity follows:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2011	1,016,501	2,074,436	2,058,191	$26.65	$5.20	$26.48 - $30.82
Restricted stock granted	(272,181)
Restricted stock forfeited	114,910
Options forfeited	915,897	(915,897)		$26.48	$5.19	$26.48
Balance, December 31, 2012	1,775,127	1,158,539	1,158,539	$26.78	$5.21	$26.48 - $30.82

Restricted Stock Awards
Restricted stock and restricted stock units, or RSUs, issued under the Plans have terms set by the Committee. These restricted stock and RSUs contain restrictions relating to, among other things, vesting, forfeiture in the event of termination of employment and transferability. Restricted stock and RSU awards are valued equal to the market price of the Company’s common stock on the date of grant. The fair value of the shares and RSUs is charged to income over the vesting period. Generally, restricted stock and RSU awards vest between three and five years after the date of grant. The Company has also issued restricted shares and RSUs with vesting terms that include a performance condition related to growth in book value per share or diluted book value per share over a three or a five year period.
In accordance with the accelerated vesting provisions in the event of a change in control, 1,339,982 restricted stock awards vested in May 2010 following the Amalgamation. Total compensation cost recognized for restricted stock and RSU awards was $22,108, $32,618 and $45,942 for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, $14,972 for the year ended December 31, 2010 was recorded in merger and acquisition expenses. The remainder of the expense for the year ended December 31, 2010 and the expense for the years ended December 31, 2012 and 2011 was recorded in general and administrative expenses. As of December 31, 2012, the total compensation cost related to restricted stock and RSU awards not yet recognized was $25,805, which is expected to be recognized over a weighted average period of 2.0 years.
On May 12, 2010, in conjunction with the Amalgamation, the Company issued $1,624,567 replacement restricted stock awards. The replacement awards were issued at a fair value of $22.98 per share.
During the year ended December 31, 2012, the Company issued 188,010 restricted shares and 9,062 RSUs with vesting terms that include a performance condition related to growth in book value per share over a three year period. These restricted shares were issued at fair value of $22.99 per share. The number of restricted shares that ultimately vest will range between 0% to 200% of the number of shares granted based upon actual performance results.
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
For the years ended December 31, 2012, 2011 and 2010, $3,089, $1,758 and $1,149, respectively, has been recognized as compensation cost for awards that include a performance condition.
A summary of the Company’s unvested restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012 follow:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2011	3,890,099	$22.00	278,629	$22.37
Awards granted	751,055	$23.08	98,333	$22.99
Awards vested	(1,013,261)	$22.28	—	$—
Awards forfeited	(153,526)	$21.92	(434)	$22.99
Balance, December 31, 2012	3,474,367	$22.15	376,528	$22.53
During the year ended December 31, 2012, the Company granted 751,055 restricted shares (2011- 1,255,314; 2010- 1,528,993) with a weighted average grant-date fair value per share of $23.08 (2011- $21.55; 2010- $22.05). During the year ended December 31, 2012, the Company granted 98,333 RSUs (2011- 83,396; 2010 - 201,618) with a weighted average grant-date fair value per share of $22.99 (2011- $21.38; 2010- $22.83).
Employee Stock Purchase Plan
On July 1, 2008, the Company introduced an employee stock purchase plan, or ESPP. The ESPP gives participating employees the right to purchase common shares of Alterra through payroll deductions during consecutive “Subscription Periods.” The Subscription Periods run from January 1 to June 30, and from July 1 to December 31 each year. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25, whichever is less. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of common shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price,” rounded down to the next full share. The Purchase Price is calculated as the lower of (i) 90 percent of the fair market value of a common share on the first day of the Subscription Period, or (ii) 90 percent of the fair market value of a common share on the Exercise Date. Participants may withdraw from an offering before the Exercise Date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, employees paid $1,351 to purchase 63,970 shares during 2012, $1,274 to purchase 64,070 shares during 2011 and $1,053 to purchase 62,326 shares during 2010. The Company recorded an expense for ESPP of $264, $229 and $220 for the years ended December 31, 2012, 2011 and 2010, respectively.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

15. INCOME TAXES
Alterra and Alterra Bermuda are incorporated in Bermuda and pursuant to Bermuda law are not taxed on either income or capital gains. They have each received an assurance from the Bermuda Minister of Finance under the Exempted Undertaking Tax Protection Act, 1966 of Bermuda that if there is enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, then the imposition of any such tax will not be applicable until March 2035. The Company’s subsidiaries that are based in the United States, Ireland and the United Kingdom are subject to the tax laws of those jurisdictions and the jurisdictions in which they operate. The tax years open to examination by national tax authorities are 2009 to the present for the U.S. subsidiaries, 2009 to the present for the Irish subsidiaries, and 2011 to the present for the U.K. subsidiaries.
For the years ended December 31, 2012, 2011 and 2010, the Company did not record any unrecognized tax benefits or expenses related to uncertain tax positions. Accordingly, the Company has not recorded any related interest or penalties during the years ended December 31, 2012, 2011 and 2010.
The Company records income taxes based on the enacted tax laws and rates applicable in the relevant jurisdictions for each of the years ended December 31, 2012, 2011 and 2010. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.
The amount of income taxes paid may vary in comparison to the current income tax expense recognized in the period due to differences in the timing between the tax expense recognition and the required tax remittance. The lag in remittance can vary between the different jurisdictions in which the Company operates.
The components of income taxes attributable to operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current expense (benefit):
United States	$(2,116)	$3,959	$7,052
Ireland	(319)	1,011	(347)
United Kingdom	4,536	1,742	5,401
Other	646	2,050	48
	2,747	8,762	12,154
Deferred expense (benefit):
United States	11,638	(12,261)	(7,645)
Ireland	(280)	(275)	561
United Kingdom	(1,773)	(5,715)	(914)
Other	(447)	(12)	—
	9,138	(18,263)	(7,998)
Income tax expense (benefit) on net income	$11,885	$(9,501)	$4,156

Income tax expense (benefit) on net income	$11,885	$(9,501)	$4,156
Income tax expense (benefit) on other comprehensive income	420	8,876	1,135
Total income tax expense (benefit)	$12,305	$(625)	$5,291
The Company’s income (loss) before income tax expense (benefit) was distributed as follows for the years ended December 31, 2012, 2011 and 2010, respectively:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	2012	2011	2010
Domestic:
Bermuda	$188,684	$67,958	$295,289
Foreign:
United States	(40,636)	(8,289)	(7,787)
Ireland	(5,467)	3,431	1,977
United Kingdom	11,862	(14,546)	16,615
Other	1,248	7,227	397
Income before income taxes	$155,691	$55,781	$306,491
The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0%, 35%, 12.5% and 24.5% have been used for Bermuda, the United States, Ireland and the United Kingdom, respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected income tax (benefit) expense computed on pre-tax income at weighted average income tax rate	$(11,715)	$(4,477)	$1,571
Addition to income tax expense (benefit) resulting from:
Valuation allowance on deferred tax assets	24,601	(3,485)	1,933
Prior year adjustment	(1,955)	(1,790)	609
Permanent differences	954	251	43
Income tax expense (benefit)	$11,885	$(9,501)	$4,156
The tax effects of temporary differences that give rise to significant portions of the deferred tax provision are as follows as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Deferred tax asset:
Net operating loss carryforward	$25,383	$14,845	$14,296
Deferred acquisition costs, net	—	—	3,852
Net unearned property and casualty premiums	13,269	11,493	5,168
Deferred compensation	14,863	15,475	12,262
Capitalized professional fees	1,381	1,527	1,625
Property and casualty losses	10,309	9,256	7,011
Other	924	865	1,013
Gross deferred tax asset	66,129	53,461	45,227
Less valuation allowance	34,310	14,343	17,828
Deferred tax asset	31,819	39,118	27,399
Deferred tax liability:
Net unrealized gains on available for sale securities	16,878	12,243	9,389
Untaxed profits	970	4,771	5,522
Capital asset amortization	3,970	3,055	3,780
Goodwill and intangibles amortization	4,207	3,398	3,293
Deferred ceding commissions, net	8,077	6,515	5,887
Other	—	1,327	1,020
Deferred tax liability	34,102	31,309	28,891
Net deferred tax (liability) asset	$(2,283)	$7,809	$(1,492)

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

As of December 31, 2012, 2011 and 2010, the Company had federal net operating loss carryforwards in its U.S. operating subsidiaries totaling $59,868, $35,154 and $37,548, respectively. Such net operating losses are currently available to offset future taxable income of the subsidiaries. Under applicable law, the U.S. net operating loss carryforwards expire between 2027 and 2032.
The Company’s net deferred tax asset or liability relates primarily to net operating loss carryforwards and GAAP versus tax basis accounting differences. The Company has provided a valuation allowance to reduce certain deferred tax assets to an amount that management expects will more likely than not be realized. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable. During 2012, the Company increased the valuation allowance by $19,967 in respect of U.S. operations due to the significant losses incurred in the U.S. The Company’s U.S. operations have generated losses in previous years resulting in net operating loss carryforwards. Accordingly, the Company reassessed its estimate of deferred tax assets that are more likely than not to be realized, resulting in an increase to the valuation allowance. During 2011, the Company recorded net reductions to the valuation allowance of $3,485 in respect of U.S. operations due to the taxable income generated in 2011.
16. RELATED PARTIES
The Chubb Corporation
Effective December 15, 2005, Harbor Point acquired the continuing operations and certain assets of Chubb Re, Inc., or Chubb Re, the assumed reinsurance division of The Chubb Corporation, or Chubb, a significant shareholder of Harbor Point at the time, and now a significant shareholder of Alterra. Pursuant to the transaction, Harbor Point and Federal Insurance Company, or Federal, the principal operating subsidiary of Chubb, entered into a runoff services agreement.
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
The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements since the Amalgamation:

	As of December 31, 2012	As of December 31, 2011
Balance Sheets
Premiums receivable	$4,409	$5,095
Losses and benefits recoverable from reinsurers	5,146	3,597
Unearned property and casualty premiums	14,967	17,247
Property and casualty losses	202,294	253,214
Funds withheld from reinsurers	575	1,210

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Statements of Operations
Gross premiums written	$15,770	$15,156	$8,946
Net earned premiums	16,697	17,537	9,803
Net losses and loss expenses	(6,675)	(2,911)	(8,615)
Acquisition costs	3,903	3,983	3,217
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

	As of December 31, 2012	As of December 31, 2011
Balance Sheets
Losses and benefits recoverable from reinsurers	$34,277	$34,925
Deposit liabilities	11,038	11,835
Funds withheld from reinsurers	57,498	74,625
Reinsurance balance payable	207	30

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Statements of Operations
Reinsurance premiums ceded	$331	$365	$494
Earned premiums ceded	331	365	494
Other income	100	100	100
Net losses and loss expenses	(364)	1,022	1,909
Claims and policy benefits	(1,905)	(1,926)	(2,132)
Interest expense	1,713	7,007	6,299
The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.
New Point IV Limited
The Company owns 34.8% of the outstanding common shares of New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for the years ended December 31, 2012 and 2011 were $9,153 and $797, respectively.
Bay Point Holdings Limited
The Company owns 13.8% of the outstanding common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of December 31, 2012, $2,491 (December 31, 2011—$1,858) was included in premiums receivable and $3,285 (December 31, 2011—$5,099) in losses and benefits recoverable from reinsurers related to this agreement.
Investment Managers
Asset Allocation & Management Company LLC, or AAM, an affiliate of one of the Company’s significant shareholders, and an affiliate of two of the Company’s directors, received aggregate investment management fees from the Company of $609, $725, and $417 during the years ended December 31, 2012, 2011 and 2010, respectively.
Moore Capital Management, LLC, or Moore Capital, an affiliate of one of the Company’s significant shareholders, received aggregate management and incentive fees from the Company of $228, $356 and $643, respectively, in respect of the Company’s assets invested in an underlying fund managed by Moore Capital during the years ended December 31, 2012, 2011 and 2010.
Investment fees incurred on the Company’s hedge funds are included in net realized and unrealized gains (losses) on investments in the consolidated statements of operations and comprehensive income.
17. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

Alterra's ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends. As described below, Alterra's subsidiaries are subject to certain regulatory restrictions on the payment of dividends along with being limited by applicable laws of Bermuda, Ireland, the United Kingdom and the United States. Alterra Bermuda is also subject to certain restrictions under its credit facilities that affect its ability to pay dividends. As of December 31, 2012, $560,598 ($574,033 as of December 31, 2011) in aggregate dividends could be paid by Alterra's subsidiaries to Alterra without restriction. As of December 31, 2012, restricted net assets of Alterra's consolidated subsidiaries were $2,223,597 ($2,380,556 as of December 31, 2011).
Statutory capital and surplus and statutory net income information for the Bermuda, Ireland and U.S. insurance and reinsurance subsidiaries of the Company as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is summarized below.

	Bermuda		Ireland		U.S.
December 31	2012	2011	2012	2011	2012	2011
Required statutory capital and surplus	$1,088,759	$1,016,287	$26,066	$24,365	$92,182	$72,999
Actual statutory capital and surplus	$1,993,674	$2,159,244	$154,122	$152,825	$671,627	$676,477

Statutory net income	Bermuda	Ireland	U.S.
Year ended December 31, 2012	$201,430	$(944)	$(12,321)
Year ended December 31, 2011	$131,582	$3,582	$9,145
Year ended December 31, 2010	$227,378	$3,947	$(5,705)
Bermuda
Under the Bermuda Insurance Act, 1978 and related regulations, Alterra Bermuda is subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement, or BSCR model, which is a standardized statutory risk-based capital model used to measure the risk associated with Alterra Bermuda's assets, liabilities and premiums. Alterra Bermuda's required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement, or ECR. Alterra Bermuda is required to calculate and submit the ECR to the Bermuda Monetary Authority, or the BMA, annually. Following receipt of the submission of Alterra Bermuda's ECR the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. As of December 31, 2012, Alterra Bermuda met its ECR.
The principal difference between statutory capital and surplus and shareholders' equity presented in accordance with GAAP is deferred acquisition costs, which are non-admitted assets for statutory purposes.
 Alterra Bermuda is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, other investments, accrued interest income, premiums receivable, losses recoverable from reinsurers and funds withheld. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2012, Alterra Bermuda met the minimum liquidity ratio requirement.
Alterra Bermuda may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Alterra Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year's statutory capital and surplus unless Alterra Bermuda files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause the company to fail to meet its relevant margins. As of December 31, 2012, Alterra Bermuda could pay dividends in 2013 of approximately $498,419 ($539,811 as of December 31, 2011) without providing an affidavit to the BMA.
Ireland
Under Irish law, Alterra Europe is required to maintain technical reserves and a minimum solvency margin. As of December 31, 2012, Alterra Europe maintained sufficient technical reserves and met the minimum solvency margin requirement. Alterra Europe is prohibited from declaring or paying a dividend if such payment would reduce their respective regulatory capital below the required minimum as required by law and regulatory practice. As of December 31, 2012, Alterra Europe could pay dividends of approximately $115,023 ($116,277 as of December 31, 2011).

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

United States
Alterra Re USA, Alterra E&S and Alterra America, or the U.S. operating subsidiaries, file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by U.S. insurance regulators. Statutory net income and statutory surplus, as reported to the insurance regulatory authorities, differ in certain respects from the amounts prepared in accordance with GAAP. The main differences between statutory net income and GAAP net income relate to deferred acquisition costs and deferred income taxes. In addition to deferred acquisition costs and deferred income tax assets, other differences between statutory surplus and GAAP shareholders' equity include unrealized appreciation or decline in value of investments and non-admitted assets. As of December 31, 2012, each of the U.S. operating subsidiaries maintained sufficient statutory surplus and met the minimum solvency margin requirements.
The U.S. operating subsidiaries are subject to regulation by the domiciliary states of Delaware and Connecticut, as applicable. Dividends for each U.S. operating subsidiary are limited to the greater of 10% of policyholders' surplus or statutory net income. In addition, dividends may only be declared or distributed out of earned surplus. As of December 31, 2012, in aggregate, approximately $20,132 of dividends ($nil as of December 31, 2011) could be paid by the U.S. operating subsidiaries.
United Kingdom and Lloyd’s
Lloyd's sets the corporate members' required capital annually based on the Syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, inter alia, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's, or FAL, and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2012 was £172,415 in thousands of British pounds sterling ($280,260). The amount which the Company provides as FAL is not available for distribution to the Company for the payment of dividends. The Company's corporate members may also be required to maintain funds under the control of Lloyd's in excess of their capital requirements and such funds also may not be available for distribution to the Company for the payment of dividends.
Under U.K. law, all U.K. companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution”. The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory laws do not prohibit the payment of dividends but requires that companies maintain certain solvency margins and may restrict the payment of a dividend. As of December 31, 2012, in aggregate, approximately $42,047 of dividends ($34,222 as of December 31, 2011) could be paid by the Company's U.K. subsidiaries.
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
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	For the Years Ended
	2012	2011	2010
Basic earnings per share:
Net income	$143,806	$65,282	$302,335
Weighted average common shares outstanding—basic	98,012,424	105,249,683	94,682,279
Basic earnings per share	$1.47	$0.62	$3.19
Diluted earnings per share:
Net income	$143,806	$65,282	$302,335
Weighted average common shares outstanding—basic	98,012,424	105,249,683	94,682,279
Conversion of warrants	2,012,786	1,023,278	537,399
Conversion of options	128,204	124,022	183,258
Conversion of employee stock purchase plan	3,390	1,386	2,301
Non participating restricted shares	400,548	104,524	54,138
Weighted average common shares outstanding—diluted	100,557,352	106,502,893	95,459,375
Diluted earnings per share	$1.43	$0.61	$3.17
For the years ended December 31, 2012, 2011, and 2010, the impact of the conversion of warrants of 277,701, 294,225 and 220,669, respectively, was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.
For the years ended December 31, 2012, 2011, and 2010, the impact of the conversion of options of 1,868,305, 2,954,611, and 2,719,726 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.
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
The Company’s investments are held by six different custodians. These custodians are all large financial institutions that are highly regulated. These institutions obtain an annual independent report on the operating effectiveness of the controls over their investment processes. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $5,037,912 and $4,968,732 as of December 31, 2012 and 2011, respectively. The largest concentration of cash and cash equivalents at a single custodian was $416,390 and $529,887 at December 31, 2012 and 2011, respectively.
The Company continues to monitors its exposure to the credit risk of European governments and European financial institutions. As of December 31, 2012, the fair value of European government securities the Company held was as follows:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	As of December 31, 2012
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
France	$297,590	35.6%
Germany	281,758	33.7%
Netherlands	161,638	19.4%
United Kingdom	53,218	6.4%
Belgium	23,077	2.8%
Norway	7,381	0.9%
Denmark	4,487	0.5%
All others	6,183	0.7%
European government holdings	$835,332	100.0%
As of December 31, 2012, the Company held no government securities issued by Greece, Ireland, Italy, Portugal or Spain.
As of December 31, 2012, the Company held European corporate securities with a fair value of $808,124. The distribution by credit rating (using the lower of S&P and Moody's ratings) was as follows:

	As of December 31, 2012
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
AAA	$262,645	$27,617	$1,822	$292,084
AA	76,827	1,561	58,863	137,251
A	130,893	5,185	186,110	322,188
BBB	12,156	2,223	26,248	40,627
BB	4,977	496	1,944	7,417
B	2,216	—	5,129	7,345
Not Rated	—	—	1,212	1,212
European corporate holdings	$489,714	$37,082	$281,328	$808,124
As of December 31, 2012, premiums receivable comprise amounts due within one year or amounts not yet due. Premiums receivable are generally due over the period of coverage of the policy. For both premiums due and not yet due, the Company’s credit risk is reduced by the contractual right to offset loss obligations or unearned premiums against premiums receivable. As of December 31, 2012 and 2011, the Company’s largest premiums receivable balances from a single client were 3.7% and 6.5%, respectively, of total premiums receivable.
For the years ended December 31, 2012, 2011 and 2010, brokered transactions accounted for the majority of the Company’s property and casualty gross premiums written. For the years ended December 31, 2012, 2011 and 2010, the top three brokers accounted for 23%, 22% and 11%; 24%, 18% and 12%; and 22%, 14% and 13%, respectively, of property and casualty gross premiums written.
(b) Lease commitments
The Company and its subsidiaries lease office space in the countries in which they operate under operating leases, which expire at various dates through 2021. Total rent and maintenance expense for the years ended December 31, 2012, 2011 and 2010 was $9,370, $8,214 and $6,272, respectively. The rent and maintenance expense under operating leases will range from $3,698 to $7,853 per year over the next five years.
(c) Credit Facilities
On December 16, 2011, Alterra and Alterra Bermuda entered into a $1,100,000 four-year secured credit facility, or the Senior Credit Facility, with Bank of America and various other financial institutions. The Senior Credit Facility provides for

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

secured letters of credit to be issued for the account of Alterra, Alterra Bermuda and certain other subsidiaries of Alterra and for loans to Alterra and Alterra Bermuda. Loans under the facility are subject to a sublimit of $250,000. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the Senior Credit Facility may be increased up to a total of $1,600,000.
In July 2009, Harbor Point Re Limited (now Alterra Bermuda) entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30,000 for the issuance of secured letters of credit in support of the operations of the London branch of Alterra Europe, an indirect subsidiary of Alterra Bermuda.
In December 2012, Alterra Bermuda renewed a $75,000 letter of credit facility with The Bank of Nova Scotia, which expires on December 13, 2013.
On October 13, 2008, Alterra entered into a credit facility agreement with ING Bank N.V., London Branch. This credit facility provided up to GBP 60,000 for the issuance of letters of credit to provide capital in the form of Funds at Lloyd’s for Syndicate 1400. This facility expired in June of 2012.
The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of December 31, 2012 and December 31, 2011:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
December 31, 2012	$1,175,000	GBP	30,000
December 31, 2011	$1,175,000	GBP	90,000
Letters of credit issued and outstanding as of:
December 31, 2012	$670,861	GBP	16,774
December 31, 2011	$604,017	GBP	16,774
Cash and fixed maturities at fair value pledged as collateral as of:
December 31, 2012	$706,671	GBP	22,355
December 31, 2011	$800,460	GBP	22,537
Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of December 31, 2012.
(d) Legal Proceedings
The Company's insurance and reinsurance subsidiaries are subject to litigation and arbitration in the normal course of their operations. These disputes principally relate to claims on policies of insurance and contracts of reinsurance and are typical for the Company and for participants in the property and casualty insurance and reinsurance industries in general. Such legal proceedings are considered in connection with estimating the Company's reserve for property and casualty losses. An estimate of any amounts payable under such proceedings is included in the reserve for property and casualty losses in the consolidated balance sheet. As of December 31, 2012, based on available information, it was the opinion of the Company's management that the ultimate resolution of pending or threatened litigation or arbitrations, both individually and in the aggregate, would not have a material effect on the Company's financial condition, results of operations or liquidity.
(e) Commitments
On June 20, 2012, Alterra Holdings, a wholly-owned subsidiary of the Company, along with private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several third party investors, executed a subscription agreement with New Point V Limited, or New Point V, to purchase common shares of New Point V. As of December 31, 2012 no shares had been subscribed; however, Alterra Holdings’ commitment under the subscription agreement with New Point V was $75,000. In January, 2013, Alterra Holdings invested $66,619 under the subscription agreement, following that investment Alterra Holdings' remaining commitment was $8,381.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

In connection with the planned Merger with Markel, the Company has a commitment for professional fees of $19,000 which will be incurred upon the successful closing of the Merger.
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
Effective July 1, 2012, the Company further redefined its reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. The Company's Latin America business is now combined with and reported as part of the reinsurance segment.
The changes in reporting segments reflect changes in the Company's monitoring of its underwriting operations and information regularly reviewed by the Company's senior management. Segment disclosures for comparative periods have been re-presented to reflect the segment structure as of July 1, 2012.
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
A summary of operations by segment for the years ended December 31, 2012, 2011 and 2010 follows:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
2012	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$371,638	$399,061	$898,453	$299,458	$1,968,610	$2,848	$—	$1,971,458
Reinsurance premiums ceded	(189,330)	(217,964)	(171,285)	(72,789)	(651,368)	(331)	—	(651,699)
Net premiums written	$182,308	$181,097	$727,168	$226,669	$1,317,242	$2,517	$—	$1,319,759
Earned premiums	$373,918	$394,870	$911,019	$280,030	$1,959,837	$2,848	$—	$1,962,685
Earned premiums ceded	(188,416)	(200,007)	(142,870)	(65,838)	(597,131)	(331)	—	(597,462)
Net premiums earned	185,502	194,863	768,149	214,192	1,362,706	2,517	—	1,365,223
Net losses and loss expenses	(111,940)	(206,862)	(444,321)	(163,322)	(926,445)	—	—	(926,445)
Claims and policy benefits	—	—	—	—	—	(55,582)	—	(55,582)
Acquisition costs	(974)	(23,184)	(187,078)	(38,861)	(250,097)	(316)	—	(250,413)
General and administrative expenses	(27,593)	(46,658)	(71,633)	(33,015)	(178,899)	(303)	—	(179,202)
Other income	816	81	9,296	8	10,201	—	—	10,201
Underwriting income (loss)	$45,811	$(81,760)	$74,413	$(20,998)	$17,466	n/a	—	n/a
Net investment income						55,193	163,771	218,964
Net realized and unrealized gains on investments							70,886	70,886
Net impairment losses recognized in earnings							(6,908)	(6,908)
Corporate other income							100	100
Interest expense							(35,644)	(35,644)
Net foreign exchange gains							160	160
Merger and acquisition expenses							(3,289)	(3,289)
Corporate general and administrative expenses							(52,360)	(52,360)
Income before taxes						$1,509	$136,716	$155,691
Loss ratio (b)	60.3%	106.2%	57.8%	76.3%	68.0%
Acquisition cost ratio (c)	0.5%	11.9%	24.4%	18.1%	18.4%
General and administrative expense ratio (d)	14.9%	23.9%	9.3%	15.4%	13.1%
Combined ratio (e)	75.7%	142.0%	91.5%	109.8%	99.5%
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
n/a    Not applicable.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
2011	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$365,761	$374,696	$907,186	$253,067	$1,900,710	$3,356	$—	$1,904,066
Reinsurance premiums ceded	(181,454)	(142,566)	(83,984)	(63,708)	(471,712)	(365)	—	(472,077)
Net premiums written	$184,307	$232,130	$823,202	$189,359	$1,428,998	$2,991	$—	$1,431,989
Earned premiums	$364,087	$337,041	$916,688	$224,665	$1,842,481	$3,356	$—	$1,845,837
Earned premiums ceded	(175,348)	(113,718)	(70,510)	(60,922)	(420,498)	(365)	—	(420,863)
Net premiums earned	188,739	223,323	846,178	163,743	1,421,983	2,991	—	1,424,974
Net losses and loss expenses	(91,753)	(153,558)	(541,959)	(158,323)	(945,593)	—	—	(945,593)
Claims and policy benefits	—	—	—	—	—	(59,382)	—	(59,382)
Acquisition costs	517	(36,404)	(187,853)	(36,805)	(260,545)	(557)	—	(261,102)
General and administrative expenses	(28,377)	(45,171)	(85,019)	(31,304)	(189,871)	(648)	—	(190,519)
Other income	686	279	1,225	1,204	3,394	382	—	3,776
Underwriting income (loss)	$69,812	$(11,531)	$32,572	$(61,485)	$29,368	n/a	—	n/a
Net investment income						48,534	186,312	234,846
Net realized and unrealized losses on investments						(10,408)	(27,931)	(38,339)
Net impairment losses recognized in earnings							(2,945)	(2,945)
Corporate other income							1,620	1,620
Interest expense							(43,688)	(43,688)
Net foreign exchange losses							(1,312)	(1,312)
Corporate general and administrative expenses							(66,555)	(66,555)
(Loss) income before taxes						$(19,088)	$45,501	$55,781
Loss ratio (b)	48.6%	68.8%	64.0%	96.7%	66.5%
Acquisition cost ratio (c)	(0.3)%	16.3%	22.2%	22.5%	18.3%
General and administrative expense ratio (d)	15.0%	20.2%	10.0%	19.1%	13.4%
Combined ratio (e)	63.4%	105.3%	96.3%	138.3%	98.2%
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
n/a    Not applicable.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
2010	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$370,120	$323,990	$531,912	$179,774	$1,405,796	$4,935	$—	$1,410,731
Reinsurance premiums ceded	(170,608)	(98,576)	(64,131)	(37,448)	(370,763)	(400)	—	(371,163)
Net premiums written	$199,512	$225,414	$467,781	$142,326	$1,035,033	$4,535	$—	$1,039,568
Earned premiums	$391,716	$311,950	$705,398	$164,648	$1,573,712	$4,935	$—	$1,578,647
Earned premiums ceded	(173,123)	(125,218)	(71,627)	(35,793)	(405,761)	(400)	—	(406,161)
Net premiums earned	218,593	186,732	633,771	128,855	1,167,951	4,535	—	1,172,486
Net losses and loss expenses	(128,823)	(118,337)	(352,491)	(55,190)	(654,841)	—	—	(654,841)
Claims and policy benefits	—	—	—	—	—	(65,213)	—	(65,213)
Acquisition costs	(3,381)	(28,444)	(132,831)	(22,447)	(187,103)	(361)	—	(187,464)
General and administrative expenses	(28,615)	(36,015)	(70,639)	(23,965)	(159,234)	(2,964)	—	(162,198)
Other income	760	507	—	2,534	3,801	286	—	4,087
Underwriting income	$58,534	$4,443	$77,810	$29,787	$170,574	n/a	—	n/a
Net investment income						49,785	172,673	222,458
Net realized and unrealized gains on investments						11,358	5,514	16,872
Net impairment losses recognized in earnings							(2,645)	(2,645)
Corporate other income							721	721
Interest expense							(28,275)	(28,275)
Net foreign exchange gains							115	115
Merger and acquisition expenses							48,776	48,776
Corporate general and administrative expenses							(58,388)	(58,388)
(Loss) income before taxes						$(2,574)	$138,491	$306,491
Loss ratio (b)	58.9%	63.4%	55.6%	42.8%	56.1%
Acquisition cost ratio (c)	1.5%	15.2%	21.0%	17.4%	16.0%
General and administrative expense ratio (d)	13.1%	19.3%	11.1%	18.6%	13.6%
Combined ratio (e)	73.6%	97.9%	87.7%	78.8%	85.7%
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
n/a    Not applicable.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2012, 2011 and 2010 were:

2012	North America	Europe	Rest of the world	Total
Gross premiums written	$1,448,206	$316,496	$203,908	$1,968,610
Reinsurance ceded	(467,373)	(113,937)	(70,058)	(651,368)
	$980,833	$202,559	$133,850	$1,317,242

2011	North America	Europe	Rest of the world	Total
Gross premiums written	$1,402,372	$306,004	$192,334	$1,900,710
Reinsurance ceded	(344,833)	(93,693)	(33,186)	(471,712)
	$1,057,539	$212,311	$159,148	$1,428,998

2010	North America	Europe	Rest of the world	Total
Gross premiums written	$1,061,853	$207,099	$136,844	$1,405,796
Reinsurance ceded	(292,845)	(59,196)	(18,722)	(370,763)
	$769,008	$147,903	$118,122	$1,035,033
The largest client in each of the years ended December 31, 2012, 2011 and 2010 accounted for 2.1%, 3.5% and 1.8% of the Company’s property and casualty gross premiums written, respectively.
Life and annuity gross premiums written and reinsurance premiums ceded by geographic region for the years ended December 31, 2012, 2011 and 2010 was:

2012	North America	Europe	Total
Gross premiums written	$2,848	$—	$2,848
Reinsurance ceded	(331)	—	(331)
	$2,517	$—	$2,517
2011
Gross premiums written	$3,356	$—	$3,356
Reinsurance ceded	(365)	—	(365)
	$2,991	$—	$2,991
2010
Gross premiums written	$3,800	$1,135	$4,935
Reinsurance ceded	(400)	—	(400)
	$3,400	$1,135	$4,535
The largest client in each of the years ended December 31, 2012, 2011 and 2010 accounted for 45.6%, 45.6% and 36.5%, respectively, of the Company’s life and annuity reinsurance gross premiums written.
There were no new life and annuity transactions written in the years ended December 31, 2012, 2011 and 2010.
21. QUARTERLY FINANCIAL RESULTS (unaudited)
Quarterly financial results by quarter for the years ended December 31, 2012, 2011 and 2010 were:

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

2012	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$661,330	$566,857	$386,228	$357,043
Net premiums earned	$338,175	$350,778	$332,638	$343,632
Net investment income	58,678	54,729	53,518	52,039
Net realized and unrealized gains on investments	25,493	13,481	20,436	11,476
Net impairment losses recognized in earnings	(5,369)	(570)	(592)	(377)
Other income	5,362	1,928	1,586	1,425
Total revenues	422,339	420,346	407,586	408,195
Losses and expenses
Net losses and loss expenses	206,029	196,764	228,529	295,123
Claims and policy benefits	13,466	13,272	11,838	17,006
Acquisition costs	59,724	62,171	61,923	66,595
Interest expense	8,628	9,635	9,026	8,355
Net foreign exchange (gains) losses	(32)	25	(82)	(71)
Merger and acquisition expenses	—	—	—	3,289
General and administrative expenses	60,082	58,777	57,515	55,188
Total losses and expenses	347,897	340,644	368,749	445,485
Income (loss) before taxes	$74,442	$79,702	$38,837	$(37,290)
Income tax (benefit) expense	(4,582)	762	1,185	14,520
Net income (loss)	$79,024	$78,940	$37,652	$(51,810)
Basic earnings (loss) per share	$0.78	$0.79	$0.39	$(0.54)
Diluted earnings (loss) per share	$0.77	$0.78	$0.38	$(0.54)

2011	March 31	June 30	September 30	December 31
Revenues
Gross premiums written	$627,848	$563,907	$386,328	$325,983
Net premiums earned	$379,887	$348,941	$347,042	$349,104
Net investment income	57,766	59,665	60,335	57,080
Net realized and unrealized losses on investments	(18,818)	(5,774)	(7,972)	(5,775)
Net impairment losses recognized in earnings	(1,029)	(353)	(861)	(702)
Other income	1,315	591	1,473	2,017
Total revenues	419,121	403,070	400,017	401,724
Losses and expenses
Net losses and loss expenses	304,406	211,133	198,521	231,533
Claims and policy benefits	14,710	15,570	14,538	14,564
Acquisition costs	70,608	64,680	61,434	64,380
Interest expense	8,459	10,630	11,303	13,296
Net foreign exchange (gains) losses	(878)	3,090	(147)	(753)
General and administrative expenses	71,203	69,659	61,555	54,657
Total losses and expenses	468,508	374,762	347,204	377,677
Income (loss) before taxes	$(49,387)	$28,308	$52,813	$24,047
Income tax (benefit) expense	(2,700)	(4,327)	4,427	(6,901)
Net income (loss)	$(46,687)	$32,635	$48,386	$30,948
Basic earnings (loss) per share	$(0.44)	$0.31	$0.46	$0.30
Diluted earnings (loss) per share	$(0.44)	$0.30	$0.46	$0.30

ALTERRA CAPITAL HOLDINGS LIMITED

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Summary of Investments             SCHEDULE I
Other Than Investments in Related Parties
as of December 31, 2012
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
Fixed maturities
U.S. government and agencies	$883,745	$916,851	$913,009
Non-U.S. government agencies	761,118	926,806	774,555
Corporate securities	2,768,124	2,968,913	2,906,965
Municipal securities	243,025	273,336	273,336
Asset-backed securities	372,896	372,022	372,021
Residential mortgage-backed securities	1,178,354	1,234,670	1,234,670
Commercial mortgage-backed securities	416,238	454,259	454,259
Total fixed maturities	6,623,500	7,146,857	6,928,815

Other investments		316,955	316,955

Total (3)		$7,463,812	$7,245,770

(1) Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(2) Fixed maturity securities classified as held to maturity are shown in the balance sheet at amortized cost. Fixed maturity securities classified as trading or available for sale are shown in the balance sheet at fair value.
(3) Excludes the Company's investments accounted for using the equity method of accounting. All of the Company's equity method investments are with related parties.
See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

SCHEDULE II
Condensed Financial Information of Registrant
Balance Sheets—Parent Company only
December 31, 2012 and 2011
(Expressed in thousands of U.S. Dollars, except per share amounts)

	2012	2011
Assets
Cash and cash equivalents	$54,623	$13,978
Investments in subsidiaries	2,784,195	2,954,589
Due from affiliated companies	128,318	—
Other assets	793	905
Total Assets	$2,967,929	$2,969,472
Liabilities
Due to affiliated companies	112,574	145,873
Accounts payable and accrued expenses	15,633	14,364
Total Liabilities	128,207	160,237
Shareholders’ Equity
Common shares (par value $1.00 per share) 96,059,695 (2011—102,101,950) shares issued and outstanding	96,060	102,102
Additional paid-in capital	1,721,241	1,847,034
Accumulated other comprehensive income	244,172	166,957
Retained earnings	778,249	693,142
Total Shareholders’ Equity	2,839,722	2,809,235
Total Liabilities and Shareholders’ Equity	$2,967,929	$2,969,472
See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant
Statements of Operations—Parent Company only
For the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars)

	2012	2011	2010
Revenue
Net investment income and equity in net earnings of affiliates	$183,263	$100,599	$266,315
Net realized and unrealized losses on investments	—	—	(10,421)
Expenses
Interest expense	1,692	1,750	945
General and administrative expenses	37,765	33,567	(47,386)
Net Income	$143,806	$65,282	$302,335
See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

Condensed Financial Information of Registrant
Statements of Cash Flows—Parent Company only
For the years ended December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars)

	2012	2011	2010
Operating activities:
Net income	$143,806	$65,282	$302,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	2,928	14,081	27,467
Other assets	112	(198)	13
Accounts payable and accrued expenses	1,269	3,481	6,592
Due (from) to affiliated companies	(161,616)	(138,208)	134,165
Equity in net earnings of affiliates	(183,263)	(100,670)	(266,421)
Negative goodwill gain	—	—	(95,788)
Net cash (used in) provided by operating activities	(196,764)	(156,232)	108,363
Investing activities:
Investments in subsidiaries	—	(55,000)	—
Dividends received	250,000	175,000	350,000
Return of capital	200,000	275,000	125,000
Net cash provided by investing activities	450,000	395,000	475,000
Financing activities:
Net proceeds from issuance of common shares	4,419	4,009	1,478
Repurchase of common shares	(158,688)	(225,089)	(207,764)
Dividends paid	(58,322)	(54,456)	(349,495)
Net cash used in financing activities	(212,591)	(275,536)	(555,781)
Increase (decrease) in cash and cash equivalents	40,645	(36,768)	27,582
Cash and cash equivalents, beginning of year	13,978	50,746	23,164
Cash and cash equivalents, end of year	$54,623	$13,978	$50,746
See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

SCHEDULE III
Supplementary Insurance Information
December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars)

Year ended December 31, 2012
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Global Insurance	$(8,392)	$1,371,737	$159,826	$185,502	$—	$111,940	$974	$182,308	$27,593
U.S. Insurance	24,931	583,246	187,102	194,863	—	206,862	23,184	181,097	46,658
Reinsurance	104,095	2,220,418	560,937	768,149	—	444,321	187,078	727,168	71,633
Alterra at Lloyd’s	22,104	514,943	123,767	214,192	—	163,322	38,861	226,669	33,015
Life & Annuity Reinsurance	3,590	1,159,545	—	2,517	55,193	55,582	316	2,517	303
Not allocated to segments	—	—	—	—	163,771	—	—	—	55,489
Total	$146,328	$5,849,889	$1,031,632	$1,365,223	$218,964	$982,027	$250,413	$1,319,759	$234,691

Year ended December 31, 2011
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Global Insurance	$(12,210)	$1,285,983	$166,461	$188,739	$—	$91,753	$(517)	$184,307	$28,377
U.S. Insurance	15,154	357,066	197,296	223,323	—	153,558	36,404	232,130	45,171
Reinsurance	122,771	2,122,446	559,432	846,178	—	541,959	187,853	823,202	85,019
Alterra at Lloyd’s	14,078	451,043	97,450	163,743	—	158,323	36,805	189,359	31,304
Life & Annuity Reinsurance	6,057	1,190,697	—	2,991	48,534	59,382	557	2,991	648
Not allocated to segments	—	—	—	—	186,312	—	—	—	67,867
Total	$145,850	$5,407,235	$1,020,639	$1,424,974	$234,846	$1,004,975	$261,102	$1,431,989	$258,386

ALTERRA CAPITAL HOLDINGS LIMITED

Year ended December 31, 2010
	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expense and Claims and Policy Benefits	Amortization of Deferred Acquisition Costs	Net Premiums Written	Other Operating Expense
Global Insurance	$(7,809)	$1,305,801	$153,837	$218,593	$—	$128,823	$3,381	$199,512	$28,615
U.S. Insurance	18,698	261,334	145,285	186,732	—	118,337	28,444	225,414	36,015
Reinsurance	81,734	2,046,095	539,455	633,771	—	352,491	132,831	467,781	70,639
Alterra at Lloyd’s	12,728	292,904	66,910	128,855	—	55,190	22,447	142,326	23,965
Life & Annuity Reinsurance	6,550	1,275,580	—	4,535	49,785	65,213	361	4,535	2,964
Not allocated to segments	—	—	—	—	172,673	—	—	—	9,497
Total	$111,901	$5,181,714	$905,487	$1,172,486	$222,458	$720,054	$187,464	$1,039,568	$171,695

See accompanying report of independent registered public accounting firm

ALTERRA CAPITAL HOLDINGS LIMITED

SCHEDULE IV
Reinsurance
December 31, 2012, 2011 and 2010
(Expressed in thousands of U.S. Dollars)

	Direct Gross Premium	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2012	$884,708	$651,699	$1,086,750	$1,319,759	82%
Year ended December 31, 2011	$827,899	$472,077	$1,076,167	$1,431,989	75%
Year ended December 31, 2010	$764,746	$371,163	$645,985	$1,039,568	62%
See accompanying report of independent registered public accounting firm