Form 10-K/A
period 2012-12-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2013-04-30
CIK 1141719

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

The number of shares of the registrant’s common shares outstanding as of April 24, 2013 was 96,321,967.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Alterra Capital Holdings Limited (“Alterra”) amends Alterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Original Form 10-K”).

This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from Alterra’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. Accordingly, Alterra is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after February 28, 2013, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and Alterra’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

Unless otherwise indicated or unless the context otherwise requires, all references in this Amendment No. 1 to the “Company,” “we,” “us,” “our,” and similar expressions are references to Alterra and its consolidated subsidiaries.

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to entity names are as set forth in the following table:

Reference	Entity’s legal name

Alterra Capital	Alterra Capital Holdings Limited

Alterra Agency	Alterra Agency Limited

Alterra America	Alterra America Insurance Company

Alterra at Lloyd’s	Alterra at Lloyd’s Limited

Alterra Bermuda	Alterra Bermuda Limited (formed from the amalgamation of Alterra Insurance Limited and Alterra Re)

Alterra Capital UK	Alterra Capital UK Limited

Alterra E&S	Alterra Excess & Surplus Insurance Company

Alterra Finance	Alterra Finance LLC

Alterra Holdings	Alterra Holdings Limited (formed from the amalgamation of Harbor Point Limited and Alterra Holdings Limited)

Alterra Insurance	Alterra Insurance Limited

Alterra Europe	Alterra Europe plc

Alterra Insurance USA	Alterra Insurance USA Inc.

Alterra Managers	Alterra Managers Limited

Alterra Re	Harbor Point Re Limited

Alterra Re Europe	Alterra Reinsurance Europe plc

Alterra Re USA	Alterra Reinsurance USA Inc.

Alterra USA	Alterra USA Holdings Limited

New Point IV	New Point IV Limited

New Point Re IV	New Point Re IV Limited

New Point V	New Point V Limited

New Point Re V	New Point Re V Limited

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is biographical information, as of February 28, 2013, concerning each of our directors and each of our executive officers who is not a director. With the exception of Mr. Becker, who serves as our Chief Executive Officer, all of our directors have been determined independent in accordance with Nasdaq Global Select Market listing standards.

Directors

W. Marston Becker, 60, has been President and Chief Executive Officer of Alterra Capital since October 2006 and a director of Alterra Capital since April 2004. Mr. Becker also holds various other positions with several of our subsidiaries. From 2002 until 2008, Mr. Becker was Chairman and Chief Executive Officer of the run-off for LaSalle Re Holdings Limited, a Bermuda reinsurance company. From 2002 to 2005, Mr. Becker led the restructuring and wind-down of Trenwick Group, Ltd., a Bermuda insurance company, as its Chairman and Chief Executive Officer. From 1996 to 1999, Mr. Becker was Chairman and Chief Executive Officer of Orion Capital Corporation until its sale in 1999 to Royal & SunAlliance, where he then served as Vice Chairman and a director of Royal & SunAlliance USA until 2000. Mr. Becker was President and Chief Executive Officer of an Orion Capital subsidiary from 1994 to 1996. From 2001 to 2004, Mr. Becker was non-executive Chairman of Hales & Company, a boutique insurance industry investment bank and private equity investor. Mr. Becker also served as a director of Selective Insurance Group, Inc. from April 2006 until April 2011. Mr. Becker is Chairman and General Partner of West Virginia Media Holdings, which he co-founded in 2001. He has been a director of Brickstreet Mutual Insurance Company since 2008. Mr. Becker is a certified public accountant and an admitted attorney in West Virginia. Mr. Becker holds both a BS and JD from the West Virginia University.

James D. Carey, 46, has been a director of Alterra Capital since May 2010 and served as a director of Harbor Point Limited, which we refer to as Harbor Point, from March 2010 until its amalgamation with Alterra Holdings in May 2010, which we refer to as the Amalgamation. Since 2005, he has served as a senior principal of Stone Point Capital LLC, or Stone Point, a private equity firm that invests in the financial services industry. Prior to the formation of Stone Point in 2005, he was a principal of MMC Capital, Inc., the predecessor entity to Stone Point. Mr. Carey has an undergraduate degree and JD from Boston College and an MBA from Duke University’s Fuqua School of Business.

K. Bruce Connell, 60, has served as a director of Alterra Capital since February 2007 and serves as a director of certain other subsidiaries of Alterra Capital. Mr. Connell retired in 2002 after spending 12 years with XL Group plc, an insurance and reinsurance company with executive offices in Bermuda. During his tenure with XL, Mr. Connell served as Executive Vice President and Group Underwriting Officer of XL Capital Ltd., Chief Executive Officer

of XL Financial Products and Services Ltd., Executive Vice President and Chief Underwriting Officer of XL Re Ltd. (Bermuda) and Chief Underwriting Officer of XL Europe Ltd. From 1974 to 1990, Mr. Connell served in various underwriting positions at Royal Assurance Zurich, General Re Corporation and Trenwick Group, Ltd. Mr. Connell holds a BA from the University of South Florida and an MBA (Finance) from Georgia State University.

W. Thomas Forrester, 64, has been a director of Alterra Capital since May 2010. He served as a director of Harbor Point from January 2007 until the Amalgamation. From 1999 until March 2007, Mr. Forrester was the Chief Financial Officer of The Progressive Corporation, or Progressive, one of the largest automotive insurers in the United States. From 1984 until 1999, he served in various other positions with Progressive, including Treasurer, Policy Team Member, Central Division President, Commercial Lines President and CAIP Division President. He is a director of Cunningham Lindsay International Limited and the Federal National Mortgage Association (Fannie Mae) and is a former director of Axis Capital Holdings Limited and The Navigators Group, Inc. Mr. Forrester holds a BA from Duke University and an MBA from the Tuck School of Business at Dartmouth College.

Meryl D. Hartzband, 58, has been a director of Alterra Capital since May 2010 and served as a director of Harbor Point from its inception in December 2005 until the Amalgamation. Since 2005, Ms. Hartzband has been the Chief Investment Officer of Stone Point, and a member of the investment committees of the general partners of The Trident Funds. Prior to the formation of Stone Point in 2005, she was the Investment Director of MMC Capital, Inc., the predecessor entity to Stone Point. Before joining MMC Capital in 1999, Ms. Hartzband was a Managing Director at J.P. Morgan & Co., where she specialized in managing private equity investments in the insurance and financial services industries. Ms. Hartzband is a director of Wilton Re Holdings Limited and Sharebridge Holdings, Inc. Ms. Hartzband holds a BA from Cornell University and an MBA from the Columbia University Graduate School of Business.

Willis T. King, Jr., 68, has served as a director of Alterra Capital since September 1999 and was a director of Alterra Bermuda from September 1999 until May 2007. In August 2008, Mr. King was appointed Chairman of the Board of ACA Financial Guaranty Corporation, a monoline bond insurance company. Mr. King has been Chairman of First Protective Insurance Company since March 1998, Chairman of Fidelity Fire and Casualty Insurance Company since 2005 and a director of BCS Financial Corporation since 1998. From June 1999 to November 2001, Mr. King was Chairman of the Board and Chief Executive Officer of Highlands Insurance Group. From 1997 to June 1999, Mr. King was a Vice Chairman of Guy Carpenter & Co. and a director of SCPIE Holdings Inc. from 1997 until 2008, when it merged with The Doctors Company. From 1984 to 1997, Mr. King held various positions at Willcox, Inc., including Chairman and Chief Executive Officer. From 1987 to 1997, Mr. King was a director of Johnson & Higgins, which was subsequently merged into Marsh & McLennan. Mr. King holds both a BS and MA from Cornell University.

James H. MacNaughton, 62, has served as a director of Alterra Capital since May 2008 and serves as a director of certain other subsidiaries of Alterra Capital. Mr. MacNaughton retired from Rothschild Inc., a merchant bank, in March 2008 where he was a Senior Advisor. He was a Managing Director and Global Partner of Rothschild from 2001 to 2007. From 1979 through 2000, he was at Salomon Brothers Inc. where he held a variety of positions including, for most of that time, Managing Director in Investment Banking. Mr. MacNaughton began his business career in 1973 at Republic National Bank of Dallas as Vice President and Commercial Lending Officer. He has served as Vice Chairman of BMO Capital Markets since August 2011 and a director of Primus Guaranty, Ltd. since July 2008. Mr. MacNaughton is a certified public accountant and is a member of the International Insurance Society, a member of the board of Public Television Channel WLIW 21 serving New York City and Long Island, New York. Mr. MacNaughton holds both a BA and MBA from Southern Methodist University.

Stephan F. Newhouse, 65, has been a director of Alterra Capital since May 2010 and served as a director of Harbor Point from its inception in December 2005 until the Amalgamation. From December 2003 until April 2005, Mr. Newhouse was the President of Morgan Stanley & Co. Incorporated, and from December 2003 until April 2005, he was the Chairman of Morgan Stanley International Inc., the holding company for all of Morgan Stanley’s non-North American subsidiaries. He joined Morgan Stanley in 1979, became a Managing Director in 1988 and Vice Chairman in 1997. From 2000 until December 2003, he was also Co-President and Chief Operating Officer of Morgan Stanley’s Institutional Securities and Investment Banking Group, which includes the global institutional equities, institutional fixed income and investment banking operations of Morgan Stanley. He was appointed to the management committee of Morgan Stanley in 1998. From 1975 to 1979, he worked in the investment banking division of the First Boston Corporation. Mr. Newhouse is on the Advisory Board of CM Capital Corporation, a private investment management company, and is a trustee of the Civil War Trust and The Pingry School. Mr. Newhouse holds a BA from Yale University and an MBA from the Harvard University Graduate School of Business Administration.

Michael O’Reilly, 69, has been the Chairman of the board of directors of Alterra Capital since May 2010. He served as the Chairman of the board of directors of Harbor Point from March 2010 until the Amalgamation, and was the Deputy Chairman of the board of directors of Harbor Point from its inception in December 2005 to March 2010. From December 2002 to December 2008, he was Vice Chairman of The Chubb Corporation and from October 2002 to November 2008, he was Chief Financial Officer of Chubb. Mr. O’Reilly joined Chubb in 1969 as a securities analyst in the investment department, where he held various positions until he assumed the position of Chief Investment Officer in 1986. Mr. O’Reilly holds a BS from New York University and an MBA from Pace University.

Andrew H. Rush, 55, has been a director of Alterra Capital since May 2010 and served as a director of Harbor Point from its inception in December 2005 until the Amalgamation. Since November 2004, he has been a Senior Managing Director of Diamond Castle Holdings, LLC, a private equity firm. He joined DLJ Merchant Banking Partners in 1989 and became a Managing Director of the firm in 1997. Prior to joining DLJ, he was a corporate attorney. He is a director of Community Choice Financial, Inc. and Suture Express Holdings, Inc. and has served as a director of Accelent Holding Corp., AXIS Capital Holdings Limited, Doane Pet Care Enterprises, Inc., Nextel Partners, Inc., Groupe Neuf Telecom, Triax Communications, Inc., 360networks Corporation and other companies. Mr. Rush holds a BA, magna cum laude, from Wesleyan University, a JD, cum laude, from the University of Pennsylvania and an MBA, Dean’s List with Distinction, from The Wharton School of the University of Pennsylvania.

Mario P. Torsiello, 57, has served as a director of Alterra Capital since March 2000 and was a director of Alterra Bermuda from March 2000 to May 2007. Since November 2001, Mr. Torsiello has been President and Chief Executive Officer of Torsiello Capital Advisors Inc. and Torsiello Securities, Inc. (and their predecessor companies), advisory and investment banking firms specializing in insurance, asset management and other financial services. From September 2000 to November 2001, Mr. Torsiello served as Managing Director and Head of North American Insurance Practice of Dresdner Kleinwort Wasserstein, Inc. (formerly known as Wasserstein Perella & Co. Inc.). From December 1999 to September 2000, Mr. Torsiello served as President and a director of INDC Group Inc., a California-based insurance company formed to offer a broad line of consumer oriented insurance products through the Internet. From 1987 to 1999, Mr. Torsiello was an investment banker at Salomon Smith Barney Inc., having served as Managing Director from 1995 and Co-Head of the Insurance Group from 1997 to 1999. Mr. Torsiello also served as a member of the firm’s Capital Commitments Committee from 1995 to 1999. Prior to joining Salomon Smith Barney Inc., Mr. Torsiello was a Senior Manager in KPMG’s New York insurance accounting and audit services unit. Mr. Torsiello is a member of the Board of Advisors of the Fordham College of Business Administration, a member of the Executive Committee of the President’s Council of Fordham University and a member and Chairman of the Audit Committee of the Board of Trustees of the New York School for the Deaf. Mr. Torsiello is a registered securities principal with the Financial Industry Regulatory Authority and the SEC, and is a certified public accountant. Mr. Torsiello holds a BS from Fordham University.

James L. Zech, 55, has served as a director of Alterra Capital since December 1999 and was a director of Alterra Bermuda from December 1999 to May 2007. He has been the President of High Ridge Capital, L.L.C., a private investment firm, since its formation in 1995. From 2005 through 2009, Mr. Zech was a partner in Northaven Management, Inc., a private investment firm focused on the financial services industry, and from 1992 to 1995, he was an investment banker at S.G. Warburg & Co., Inc., where he was responsible for forming the U.S. Insurance Group as part of S.G. Warburg & Co, Inc.’s worldwide financial institutions practice. From 1988 to 1992, Mr. Zech was a member of the Insurance Investment Banking Group of Donaldson, Lufkin & Jenrette Securities Corporation. He holds a BS from the University of Pennsylvania and a JD from the New York University School of Law.

Executive Officers Who Are Not Directors

D. Andrew Cook, 50, has been with Alterra Capital since May 2010 and has served as Executive Vice President—Business Development since the Amalgamation. Mr. Cook also holds various other positions with several of our subsidiaries. From September 2006 until the Amalgamation, Mr. Cook served as Chief Financial Officer of Harbor Point. From November 2001 to April 2006, he was the Chief Financial Officer of AXIS Capital Holdings Limited, a Bermuda insurance and reinsurance company. From January 2001 until November 2001, he served as Senior Vice President and Chief Financial Officer of Mutual Risk Management Limited. From 1999 to 2000, he worked as an independent consultant assisting clients in raising private equity capital. From 1993 to 1999, he served as Senior Vice President and Chief Financial Officer of LaSalle Re Holdings Limited.

Adam C. Mullan, 47, has been with Alterra Capital since May 2000 and has served as Chief Executive Officer of Alterra at Lloyd’s since October 2009 and Chief Executive Officer of Reinsurance since April 2012. Mr. Mullan also holds various other positions with several of our subsidiaries. From 2006 until October 2009, Mr. Mullan was Chief Underwriting Officer, Reinsurance, of Alterra Bermuda. From 1997 to 2000, Mr. Mullan was Director/Underwriting Manager of ACE European Markets Insurance Limited and ACE European Reinsurance Limited. From 1992 to 1997, he served as Vice President of Marsh & McLennan Inc., and from 1987 to 1992, he was an Associate Director at Carpenter Bowring (London).

Carol S. Rivers, 49, has been with Alterra Capital since May 2010 and has served as General Counsel and Secretary since then. Ms. Rivers also holds various other positions with several of our subsidiaries. She served as the General Counsel of Harbor Point from May 2006 and was appointed Secretary in June 2006, serving in each capacity until the Amalgamation. From August 2003 until March 2006, she was the General Counsel and Secretary of AXIS Capital Holdings Limited, a Bermuda insurance and reinsurance company. From 1993 to 2003, she was an attorney at Mayer Brown LLP, an international law firm based in Chicago, where she specialized in corporate securities matters and mergers and acquisitions. From 1987 to 1993, Ms. Rivers was an attorney at Kirkland & Ellis LLP, an international law firm based in Chicago, where she specialized in corporate securities matters and private equity transactions.

Joseph W. Roberts, 42, has been with Alterra Capital since May 2002 and has served as Executive Vice President and Chief Financial Officer since April 2007. Mr. Roberts also holds various other positions with several of our subsidiaries. From 2001 until 2002, Mr. Roberts was a Vice President for Overseas Partners Re Ltd. From 1994 to 2001, Mr. Roberts worked with KPMG, most recently as a Senior Manager, where he specialized in providing assurance-based services to the financial services sector. From 1987 to 1994, Mr. Roberts worked in public accounting in London, primarily with Moore Stephens plc. He holds a Fellowship at the Institute of Chartered Accountants in England and Wales.

David F. Shead, 40, has been with Alterra Capital since June 2007 and has served as Chief Accounting Officer since December 2010. From June 2007 until December 2010, Mr. Shead was the Technical Accounting Officer of Alterra Capital. From 1998 until 2007, Mr. Shead worked with KPMG, most recently as a Senior Manager, specializing in the provision of assurance based services to the financial services sector.

Susan Spivak Bernstein, 46, has been with Alterra Capital since January 2009 and has served as Senior Vice President for Investor Relations since then. Ms. Spivak Bernstein previously held the position of Senior Equity Research Analyst at Wachovia Securities, a company she joined in 2002. Before joining Wachovia, Ms. Spivak Bernstein was Senior Non-life Insurance Equities Research Analyst with ABN AMRO. She previously served as Vice President, Equities Research Analyst with Donaldson, Lufkin & Jenrette and as Equities Research Associate with First Boston Corporation. Ms. Spivak Bernstein is an officer and past President of the Association of Insurance and Financial Analysts.

Thomas C. Wafer, 57, has been with Alterra Capital since May 2010 and currently serves as Chairman of Reinsurance. Mr. Wafer was Chief Executive Officer of Reinsurance from August 2011 through until April 2012 and President of Alterra Re USA before then. He served as the President of the U.S. based operations of Harbor Point from November 2009 until the Amalgamation. From December 2005 until November 2009, Mr. Wafer was Managing Director of International Underwriting for Harbor Point Re Limited in Bermuda. Before joining Harbor Point, Mr. Wafer served in various underwriting and management capacities at Chubb Re, Inc., Willcox, Inc. and Guy Carpenter.

Kevin C. Werle, 49, has been with Alterra Capital since August 2008 and has served as Chief Risk Officer since then. Mr. Werle also holds various other positions with several of our subsidiaries. From 1998 until August 2008, Mr. Werle was Vice President responsible for risk management, information technology and quantitative research for New England Asset Management, Inc., a unit of Berkshire Hathaway’s General Reinsurance Company. Before joining the Berkshire Hathaway organization in 1998, Mr. Werle was Managing Director and Chief Operating Officer of Hartford Investment Management Company and its affiliate, Hartford Investor Services, Inc. He previously served as Vice President and Director, Investment Systems, at Hartford Financial Services Group and, prior to that, as a Senior Manager, Financial Services, at Andersen Consulting. Mr. Werle is a Chartered Financial Analyst.

Douglas M. Worman, 45, has been with Alterra Capital since June 2010 as an Executive Vice President and, since September 2011, Chief Executive Officer of U.S. Insurance. Mr. Worman also holds various other positions with several of our subsidiaries. From December 2008 until June 2010, Mr. Worman served as President and Chief Executive Officer of Sharebridge Underwriting Group, an insurance intermediary serving private equity companies. Before joining Sharebridge, Mr. Worman was an executive at American International Group, including President and Chief Executive Officer of AIG Excess Casualty Group in 2008, and Senior Vice President and Zonal Executive for AIG’s Domestic Brokerage Group from 2006 until 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

The U.S. federal securities laws require the filing of certain reports by officers, directors and beneficial owners of more than ten percent (10%) of Alterra Capital’s securities with the SEC. Specific due dates have been established and we are required to disclose any failure to file by these dates. Based solely on a review of information furnished to us, we believe that during fiscal year 2012, our officers, directors and 10% shareholders satisfied all such filing requirements, with the exception of a late filing with respect to (i) Mr. Minton pertaining to a grant of phantom shares in 2002 and (ii) Mr. Shead where the performance nature of a grant made in 2012 was improperly described.

Code of Ethics

We have adopted a written code of ethics, the “Alterra Capital Holdings Limited Code of Business Conduct and Ethics,” that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at

http://www.alterracap.com. We will disclose any material changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.alterracap.com or by filing a Form 8-K.

Procedures by Which Stockholder May Nominate Directors

Since our last required disclosure, there have been no material changes in the procedures by which stockholders may nominate directors.

Audit and Risk Management Committee

Our Audit and Risk Management Committee, which we refer to as the ARMS, is composed of Messrs. Torsiello (Chairman), Connell, Forrester, Rush and Zech,. The primary purpose of the ARMC is to assist the board of directors in overseeing (1) the integrity of our financial statements, (2) our system of disclosure controls and procedures, internal controls over financial reporting and compliance with ethical standards adopted by us, (3) the independent auditor’s qualifications, independence and performance, (4) the performance of our internal audit function and independent auditors and (5) our compliance with legal and regulatory requirements. The ARMC also discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Each of Messrs. Forrester and Torsiello has been designated as an “audit committee financial expert” as defined in Section 407 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our 2012 compensation program for our named executive officers, including our compensation philosophy, program structure, and the reasons for our compensation decisions.

2012 Compensation Decision Highlights

Our Compensation Committee’s actions in 2012 can be largely grouped into two categories: (1) actions taken in support of our compensation philosophy and objectives with regard to supporting our Company as a standalone entity, and (2) actions taken in anticipation of our merger with Markel Corporation, which we refer to as Markel, which was announced in December 2012.

With regard to the former, in addition to its normal role in managing our compensation program and policies, the primary focus of our Compensation Committee entering 2012 was to increase the alignment of our senior leadership team’s compensation to our performance results. To this end, our Compensation Committee increased the portion of incentive compensation that is determined formulaically based on specified financial results by implementing a new long-

term incentive program for senior managers, including our named executive officers, that (1) separates the determination of long-term incentive awards from the annual cash bonus process so that our long-term incentive awards can serve as a mechanism to incentivize our senior managers to focus on forward looking performance goals and (2) provides a mix of performance-based and time-based equity awards to balance our need to focus senior management on specific future financial goals while also providing a measured and direct retention incentive that is independent of performance results. This new long-term incentive design was implemented on March 1, 2012 with our annual stock award grants.

With regard to our pending merger with Markel, our Compensation Committee made several important decisions in conjunction with our entering into the merger agreement in order to protect the interests of our employees, including our named executive officers, with the primary goals of incentivizing our employees to retain employment through the merger transition and also providing some basic protections to employees during a period of uncertainty with regard to long-term employment opportunities. These actions included:

•

Creation of the Alterra Change in Control Severance Plan, which provides all of our employees a minimum level of severance protection based on position and years of service. For our named executive officers, since they already have severance protection under the terms of their individual employment agreements, the only protection afforded them under this severance plan, to the extent not already provided in their employment agreements, is the continuation of subsidized healthcare benefits for a 12 month period following a qualifying termination of employment and a pro-rata annual cash bonus for the year of termination determined based on the prior year cash bonus paid.

•

Establishment of an award pool for issuing retention incentives, with an aggregate award amount equal to approximately $23.6 million, in order to incentivize retention of employment during the merger transition. These bonuses provide a lump sum payment for recipients that remain actively employed through the one-year anniversary of the merger closing in exchange for non-solicitation covenants. The Compensation Committee approved specific retention bonus amounts for certain of our officers, including certain of our named executive officers.

•

Negotiating, as part of the terms of the merger, a fixed amount to be used for our 2012 cash bonus pool and our 2013 long-term incentive awards so that we can appropriately reward and incentivize our employees.

•

Providing that the performance conditions attached to all outstanding performance-based equity awards with a book value per share metric, including those of our named executive officers, will be deemed upon the merger to have been satisfied at the maximum performance level in order to maximize retention incentives for participants following the merger and to ensure that there is fairness in the settlement of these awards between those participants that continue employment with Markel and those that do not have that opportunity. These awards continue to have double trigger requirements for accelerated vesting.

•

Providing that all outstanding stock options will rollover to new substitute stock options denominated in Markel stock, as described in the merger agreement, instead of automatically paying out in order to preserve participants’ rights to exercise their own discretion as to the timing of stock option exercises.

•

Ensuring that employees have substantially similar benefit coverage for the remainder of 2013 and compensation opportunities with regard to base salary and incentive compensation for the 2013 performance year (to be paid or awarded in 2014) such that the value of these items in the aggregate is substantially the same as they otherwise would have been if the merger did not occur, with the exception of our named executive officers and certain other officers that we agreed, as part of the merger, would not receive salary adjustments.

2012 Named Executive Officers

For 2012, our named executive officers are listed below and consist of our Chief Executive Officer, our Chief Financial Officer, and our three most highly compensated executive officers for 2012 other than our Chief Executive Officer and our Chief Financial Officer.

Named Executive Officer	Position
W. Marston Becker	Chief Executive Officer

Joseph W. Roberts	Executive Vice President and Chief Financial Officer

Peter A. Minton	Executive Vice President and Chief Operating Officer

Adam C. Mullan	Chief Executive Officer, Global Reinsurance & Chief Executive Officer, Alterra at Lloyd’s

D. Andrew Cook	Executive Vice President, Business Development & President, Alterra Holdings Limited

Compensation Philosophy and Objectives

To accomplish our primary strategic objective of increasing shareholder wealth over the long term, our Compensation Committee believes that:

•	in striving to do more with fewer people, we should hire above average talent and provide above average compensation for above average productivity and results;

•	our compensation program must be competitive with our peers in order to ensure that we can attract, retain and motivate the key individuals necessary to lead our Company;

•	the most effective compensation program is one that rewards the achievement of both short-term and long-term goals and that aligns the interests of our executives with those of our shareholders;

•	short-term compensation should be comprised of a mix of base salary and an annual bonus opportunity that links pay with performance results; and

•	long-term compensation should be comprised of equity awards to ensure sustained alignment with shareholders’ interests.

These are the guiding principles on which we rely when developing compensation programs in support of our business strategy.

Incorporation of 2012 Shareholder’s Vote on “Say on Pay”

Last year, over 92% of the shares voted by shareholders were in favor of the 2011 compensation paid to our named executive officers as described in our 2012 proxy statement. Our Compensation Committee interpreted these results as indicative of shareholder support of our compensation philosophy and utilization of compensation programs that are effective at incentivizing the achievement of positive results, appropriately aligning pay and performance and in enabling us to attract and retain very talented executives within our industry. The compensation decisions made by our Compensation Committee with respect to our named executive officers in 2012 were made in support of these objectives.

Role of Compensation Committee and Management in Compensation Decisions

Our Compensation Committee works closely with our Chief Executive Officer and other members of our leadership team in managing our compensation programs. Our Compensation Committee is responsible for reviewing and approving all compensation decisions with regard to our named executive officers, including:

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

Our Chief Executive Officer and certain members of our leadership team have a role in supporting our Compensation Committee, including responsibility for:

•

providing information with respect to Company, operating segment and individual performance to assist our Compensation Committee in its analysis and evaluation of the compensation of our named executive officers;

•	providing information with respect to compensation levels in comparison to our peers;

•	developing compensation program design recommendations in support of our business strategy, including incentive program design and incentive goals;

•	developing recommendations for discretionary compensation decisions, including base salary, bonus targets, bonus payments and long-term incentive awards; and

•	executing Compensation Committee decisions and other administrative tasks delegated by the Compensation Committee.

Our Chief Executive Officer, together with our senior human resources officer, is responsible for making compensation recommendations to our Compensation Committee, including base salary, bonus and long-term incentive recommendations for our named executive officers other than our Chief Executive Officer. Compensation decisions with respect to our Chief Executive Officer are solely within the purview of our Compensation Committee. Compensation discussions and recommendations most often occur at the regularly scheduled meetings of our Compensation Committee, but our Chief Executive Officer and senior human resources officer do, from time to time, hold discussions between meetings with the Chairman of our Compensation Committee. Our Compensation Committee gives considerable weight to our Chief Executive Officer’s recommendations and will frequently approve his recommendations as submitted. However, our Compensation Committee has complete authority to make the final decisions and is ultimately responsible for all compensation decisions concerning our named executive officers, including our Chief Executive Officer.

Role of Compensation Consultants

Our Compensation Committee may from time to time engage independent compensation consultants for special projects. In 2012, no such consultants were hired.

Role of Peer Company Analysis and Compensation Surveys

Competitive compensation practices are one of many factors we may consider when making compensation decisions. When we do consider the competitiveness of our compensation, we evaluate it against other Bermuda and U.S. companies that we compete with for talent, with adjustments where appropriate to reflect geographical differences. Depending on the position of the named executive officer and the availability of competitive market data for such positions, we may compare our compensation against a selected group of peer companies, third-party compensation surveys for our industry or both.

Peer Company Analysis: For the competitive reviews conducted in 2012 with respect to the compensation paid to Messrs. Becker, Roberts, and Minton, we used selected peer companies because their compensation data was readily available. We relied on a database provided by Equilar, Inc., which aggregates information from proxy statements and other documents filed with the SEC to analyze compensation data (including base salary, bonus compensation and equity awards). This information assisted our Compensation Committee in analyzing the compensation received in comparison to our peer companies set forth below.

In 2012, after careful review and consideration, our Compensation Committee decided to change two of the peer companies that we compare performance results and compensation data to by replacing Montpelier Re Holdings Ltd. and Transatlantic Holdings, Inc. with Argo Group International Holdings, Ltd and PartnerRe Ltd. since these companies more closely resemble our Company with respect to insurance and reinsurance business diversification. The complete peer company group identified by our Compensation Committee for 2012 consisted of:

2012 Peer Companies

• Allied World Assurance Company, Ltd.	• Endurance Specialty Holdings Ltd.

• Arch Capital Group Ltd.	• Everest Re Group, Ltd.

• Argo Group International Holdings, Ltd	• PartnerRe Ltd.

• Aspen Insurance Holdings Limited	• Platinum Underwriters Holdings, Ltd.

• AXIS Capital Holdings Limited	• Validus Holdings, Ltd.

These companies were selected because of their similarities to us, in the aggregate, with respect to lines of business, organizational size and operational history.

Based on our 2012 competitive review, our Compensation Committee determined that, overall, our current compensation structure was competitive and aligned with the interests of our shareholders.

Components of Compensation Program

The principal components used to compensate our named executive officers and their primary purposes are summarized in the table below:

Compensation Component	Purpose

Base Salary	Attract and retain the executive talent we need to lead the Company

Annual Bonus	Link compensation to Company and individual performance results

Long-Term Incentives	Link compensation to performance results and align the long-term interests of management with those of our shareholders

Employee Benefits	Attract and retain the executive talent we need to lead the Company

We have also entered into employment agreements with our named executive officers in order to set forth the terms and conditions of their employment and to provide certain protections to both parties in the event of a termination of employment or a change-in-control. In addition, based on practices of employers in the particular jurisdiction in which the named executive officer is employed, we provide certain of our named executive officers with additional benefits and perquisites.

More information concerning each of these components is set forth below.

Compensation Component Mix: We generally look at the mix of compensation paid to our executives, including our named executive officers, from two broad perspectives:

•

Base Salary vs. Performance Bonuses: We provide cash compensation in the form of base salary to attract and retain qualified personnel. For experienced executives, including our named executive officers, we target base salary at a competitive level that is at or slightly below market median, and target opportunities for both annual cash bonuses and long-term equity awards at above median levels for above average results. This mix between base salary and performance incentives is intended to create an environment in which our success affects a significant portion of each named executive officer’s compensation, and to focus our named executive officers’ attention on achievement of key business goals.

•

Annual Cash Bonus vs. Long-Term Equity Awards: We provide incentive compensation to focus our named executive officers’ attention on the achievement of annual and long-term business goals and to align the interests of management with those of our shareholders. The mix between cash bonuses and long-term equity awards for our named executive officers is determined by our Compensation Committee and can fluctuate each year based on (1) the results of our cash bonus plan, which takes into account annual financial results and performance relative to our peer companies and (2) the pool of shares that is approved by our Compensation Committee for our long-term equity awards, which takes into account current market conditions, competitive market data, previously awarded equity, the number of remaining common shares available under our equity plans, our historical burn rate (which is the number of shares used annually under our equity plans divided by our common shares outstanding), the burn rate of our peer companies as calculated by Institutional Shareholder Services, Inc., our price to book value per common share ratio as a factor in assessing potential future gain and our long-term objective of retaining skilled executives.

Additionally, although we include employee benefits as part of our total compensation program and consider them an important element in the competitiveness of our compensation, we do not set a target for the relationship between the total value of our employee benefit plans relative to total compensation. We determine the level and types of benefits based on a separate review of general industry practice for broad-based employee benefits and strive to provide, for each country in which our employees are located, a competitive level of overall benefits approximating the median value of benefits provided by general industry in the aggregate. Currently, our employee benefits include group health insurance, dental insurance, life insurance, disability coverage, vision benefits, employee assistance plans, discount stock purchase plans and defined contribution retirement savings plans.

Base Salary: We use base salary to recognize the experience, skills, knowledge, roles and responsibilities of our employees and executive officers. When establishing the base salaries of our named executive officers, our Compensation Committee considers the following factors:

•	competitive market data;

•	the scope of the individual’s position and responsibilities;

•	individual experience and qualifications; and

•	our ability to replace the individual based on the number of qualified candidates available in or willing to relocate to the applicable jurisdiction.

Base salaries of our named executive officers, along with other components of total compensation, are reviewed by our Compensation Committee at least annually. We expect the base salaries of our named executive officers to increase when base salaries in the insurance and reinsurance market increase or when a named executive officer assumes a larger role.

In February 2012, our Compensation Committee reviewed the salaries of our named executive officers as part of our annual compensation review. Based on this review, our Compensation Committee determined that the salary for each named executive officer was appropriate and did not require adjustment:

Named Executive Officer	Salary at End of 2011		Salary Increase 1/1/2012	Salary at End of 2012		% Change from 2011
W. Marston Becker	$1,150,000		0	$1,150,000		0.0%
Joseph W. Roberts	$525,000		0	$525,000		0.0%
Peter A. Minton	$740,000		0	$740,000		0.0%
Adam C. Mullan	$523,554	(1)	0	$523,554	(1)	0.0%
D. Andrew Cook	$585,000		0	$585,000		0.0%

(1)	Converted from £322,088 pound sterling to approximate U.S. dollar equivalent based on December 31, 2012 exchange rate of 1.6255 $/£.

Annual Cash Bonus: Generally, we use our annual cash bonus program to link compensation levels to the achievement of financial and individual goals. Each named executive officer’s annual cash bonus is determined each year by our Compensation Committee, taking into account (1) Company performance, (2) operating segment performance and (3) individual performance. For the 2012 fiscal year cash bonuses, the pool funding structure that our Compensation Committee established during 2012, discussed below under Company Performance Measures and Weights, was not used due to the pending merger with Markel. Instead, the 2012 bonus pool was set as a condition of the merger at $40.0 million. This amount was determined based on a comparison to the prior year’s bonus pool, year-to-date performance, the increase in the number of eligible employees and our anticipated accruals for such payments. Additionally, our Compensation Committee determined that up to $7.0 million of this pool could be shifted to long term incentives to enhance retention incentives for key employees. The discussion that follows describes the bonus pool funding structure that our Compensation Committee had intended to use were it not for merger with Markel.

Company Performance Measures and Weights: At the beginning of 2012, our Compensation Committee determined that the performance measures and weights that were redesigned for the 2011 fiscal year were appropriate to use for the 2012 fiscal year, along with the corresponding updated threshold, target, and maximum financial goals to reflect our 2012 financial plan. The chart below shows these performance measures, which includes both absolute financial performance and performance relative to our peer companies, weighted 65% and 35%, respectively. In addition to these determinants, our Compensation Committee applies its business judgment taking into account the current macro-economic environment, industry-specific trends and any extraordinary events we faced during the year.

Performance Measure	Description	Rationale	Absolute Measure	Weight Relative to Peers	Overall
Operating Return on Equity (Operating ROE)	After tax operating income divided by average shareholders equity.	Significant barometer of our overall financial performance. It measures the return we produce on shareholder investment and the efficiency of capital deployment.	25%	25%	50%

Combined Ratio	Ratio of losses and expenses to net premiums earned.	Key measure of our underwriting performance and a common benchmark for comparing performance to peer companies.	15%	10%	25%

Operating Income	Net Operating income as defined in the Annual report	Significant barometer of our overall financial performance. It measures our profit from business operations.	25%		25%
Total			65%	35%	100%

Absolute Performance Measures (65% Weight): For the absolute performance measures (Operating ROE, Combined Ratio, and Operating Income), we assess actual performance relative to budgeted performance. We use budgeted performance expectations to determine the performance level required to create threshold, target, and maximum bonus pool funding levels. Final results are compared to the threshold, target, and maximum goals to determine the corresponding pool funding results. This is a formulaic exercise. Results below threshold do not contribute to bonus pool funding.

Relative Performance Measures (35% Weight): For the relative performance measures (Operating ROE and Combined Ratio), we assess performance on a rank basis relative to our peer companies (as discussed above under Role of Peer Company Analysis). For each peer company and for each measure, we determine or estimate results from publicly available sources and then rank our results accordingly. This is a formulaic exercise, with the only discretion or subjective element being the estimation of certain peer results if final results cannot be determined at the time of our Compensation Committee’s review.

2012 Performance Goals: The chart below summarizes our maximum, target and threshold performance goals for 2012 performance measures:

	Absolute Measures (Results vs. Budget)			Relative Measures (Rank among Peers)
Performance Level	Operating ROE	Combined Ratio	Operating Income ($million)	Operating ROE	Combined Ratio	Pool Funding (% of Target Bonus)
Weight of each Measure	25%	15%	25%	25%	10%
Maximum Performance(1)	14.5%	80.2%	$406	1st	1st	200%
Target Performance	8.5%	90.2%	$238	5th	5th	100%
Threshold Performance(2)	2.5%	103.2%	$70	11th	11th	25%

(1)	Performance results above “Maximum” will not increase bonus pool funding.
(2)	Performance results must be at least at “Threshold” levels to contribute funding to the bonus pool.

Determination of 2012 Cash Bonus Pool: As noted above, for the 2012 fiscal year cash bonuses, the pool funding structure that our Compensation Committee established during 2012, discussed above under Company Performance Measures and Weights, was not used due to the pending merger with Markel. Instead, the 2012 bonus pool was set as a condition of the merger at $40.0 million.

Individual Performance Assessment: Individual awards for our named executive officers are determined based on departmental and/or individual performance results. For our Chief Executive Officer, this assessment is made by our Compensation Committee, and for our other named executive officers, this assessment is made by our Chief Executive Officer and presented to the Compensation Committee for approval. This is a subjective process taking into consideration measurable financial results, among other factors.

Individual performance assessments of our named executive officers include identifying and rewarding those personal qualities and characteristics relevant to the individual’s job performance and key corporate goals, including (1) personal contributions to short-term and long-term business results, (2) successful execution of key strategic objectives, (3) demonstrated leadership capability, (4) demonstrated application of relevant technical expertise, (5) ethical conduct and (6) regulatory compliance. These factors, while considered in their totality by our Compensation Committee, are not assigned a particular weight during the evaluation process. Our Compensation Committee meets regularly with management to review the progress and individual contributions of our named executive officers towards these goals and objectives. Final performance evaluations are determined by our Compensation Committee after consideration of the performance assessments and recommendations made by our Chief Executive Officer with respect to our other named executive officers.

For our named executive officers, the following individual performance results were considered by our Compensation Committee in connection with the determination of 2012 bonus payments:

Named Executive Officer	Individual Performance Factors Considered for Determining Final Bonus Amount

W. Marston Becker	• Instrumental in negotiating the terms of the Markel merger, securing a significant increase in our market value

• Successfully managed assessment of corporate strategic initiatives, including merger and acquisition opportunities

• Outstanding leadership and support and commitment by senior leadership team

• Development of senior leadership at our operating companies

• Execution of our diversification strategy

Joseph W. Roberts	• Significant role in determining the terms of the Markel merger, securing a significant increase in our market value

• Oversight of the financial reporting and consolidation of the group

• Jointly managed the negotiation and completion of our bilateral credit facility renewal

• Oversight of our capital management program

• Integration, expansion and development of our jurisdictional financial departments

• Contributions toward maintaining our financial strength ratings

Peter A. Minton	• Significant role in determining the terms of the Markel merger, securing a significant increase in our market value

• Lead on due diligence and integration initiatives for the Merger

• Contribution and corporate oversight of Solvency II initiatives

• Further development of key senior staff

• Integration of new RMS and AIR models into our pricing disciplines

Adam C. Mullan	• Successful transition in appointment to CEO Global Reinsurance

• Successful management of incorporation of local reinsurance company in Brazil

• Contribution and oversight of Solvency II initiatives

• Build out of underwriting capacity in Zurich

D. Andrew Cook	• Successful management and completion of New Point V sidecar to increase property catastrophe capacity

• Development and launch of a sophisticated employee communications vehicle

• Jointly managed the negotiation and completion of our bilateral credit facility renewal

Final Allocation of Bonuses to Named Executive Officers: Based on our 2012 performance and the assessment of individual contributions towards such performance, the 2012 cash bonus payments for our named executive officers were as follows:

Named Executive Officer	2012 Cash Bonus
W. Marston Becker	$3,450,000
Joseph W. Roberts	$1,575,000
Peter A. Minton	$1,850,000
Adam C. Mullan	$600,000
D. Andrew Cook	$300,000

With respect to the 2012 cash bonus amounts for Messrs. Roberts and Minton, the Compensation Committee also considered that they would not be participating in the 2013 long-term incentive awards as a result of, with respect to Mr. Roberts, uncertainty surrounding his future role with Markel, and with respect to Mr. Minton, his notification to the Company that he would resign from his employment effective as of April 1, 2013. As such, the 2012 cash bonus amounts for Messrs. Roberts and Minton reflect the combined value that would have been awarded to each of them had they participated in 2013 long-term incentive awards.

Long-Term Incentive Awards: Generally, we use long-term incentive awards to link compensation levels with performance results and to ensure sustained alignment with shareholders’ interests. Each of our named executive officers participates in our long-term incentive award program. The 2012 and 2013 long-term incentive awards are discussed in detail below. The 2012 long-term incentive awards, which provided a mix of performance-based equity awards and equity awards that vest strictly based on elapsed service, reflects our Compensation Committee’s philosophy with regard to the structure of long-term incentives. For the 2013 long-term incentive awards, our Compensation Committee made an exception to its philosophy and did not include performance-based awards. This exception was made as a result of our pending merger with Markel and the importance of maximizing employee retention during the merger transition.

2012 Long-Term Incentive Awards: Our Compensation Committee redesigned our long-term incentive program for the equity awards made on March 1, 2012. Our Compensation Committee’s goal was to improve the alignment of our senior leadership team’s compensation, including that of our named executive officers, to performance results by increasing the weight of incentive compensation that is determined formulaically based on specified financial results. After a review of a variety of designs, our Compensation Committee decided to implement a long-term incentive plan that (1) separates the determination of long-term incentive awards from the annual cash bonus process so that our long-term incentive awards provide a mechanism to incentivize our senior managers to focus on forward looking performance goals and (2) provides a mix of performance-based awards and equity awards that vest strictly based on elapsed service, which we refer to as time-based awards, to balance our need to focus senior management on specific future financial goals while also providing a measured and direct retention incentive that is independent of performance results. Prior to 2012, the vesting conditions attached to our annual equity awards were strictly time-based stock awards.

For the March 1, 2012 awards, our Compensation Committee established a pool of 750,000 restricted shares for allocation to eligible employees, including our named executive officers. This pool was determined by taking into consideration (1) previously awarded equity, (2) employee eligibility guidelines, (3) the number of remaining common shares available under our equity plans, (4) our historical burn rate (which is the number of shares used annually under our equity plans divided by our common shares outstanding), and (5) the burn rate of our peer companies as calculated by Institutional Shareholder Services, Inc., among other factors. The award mix for our named executive officers was set at 25% time-vested restricted stock and 75% performance-based restricted stock for Mr. Becker and Mr. Minton and 50% time-vested restricted stock and 50% performance-based restricted stock for Messrs. Roberts, Mullan and Cook. Our Compensation Committee believes that the officers that have the most influence on our operating results should have significant portions of their long-term incentive awards tied to performance-based restricted stock awards and that for participating officers with less direct influence on results, emphasizing time-based awards is more appropriate for employment retention purposes. Individual award levels for our named executive officers were determined based on (1) market conditions, (2) competitive market data, (3) previously awarded equity, (4) the number of pool shares approved by the Compensation Committee, (5) our long-term objective of retaining skilled executives and (6) an evaluation of competitive pressures that we are facing, among other factors. For our Chief Executive Officer, this assessment is made by our Compensation Committee, and for our other named executive officers, this assessment is made by our Chief Executive Officer and presented to the Compensation Committee for approval.

The 2012 long-term incentive awards that were granted to our named executive officers were as follows:

2012 Long-Term Incentive Awards
	Time-Vested Restricted Stock		Performance-Vested Restricted Stock		Combined 2012 Long- Term Incentive Award
Named Executive Officer	Award Dollar Value at Grant Date	Number of Shares Issued(1)	Award Dollar Value at Grant Date	Number of Target Shares Issued(1)	Award Dollar Value at Grant Date	Number of Shares Issued(1)
W. Marston Becker	$474,996	20,661	$1,424,989	61,983	$1,899,986	82,644
Joseph W. Roberts	$239,004	10,396	$239,004	10,396	$478,008	20,792
Peter A. Minton	$187,506	8,156	$562,496	24,467	$750,003	32,623
Adam C. Mullan	$150,010	6,525	$150,010	6,525	$300,020	13,050
D. Andrew Cook	$217,508	9,461	$217,508	9,461	$435,017	18,922

(1)	The number of shares of restricted stock issued from the pool was determined based on the closing price per common share ($22.99) on the March 1, 2012 grant date.

Each time-based restricted stock award is scheduled to vest on the third anniversary of the grant date if the named executive officer is employed on the vesting date. The named executive officer will be entitled to accelerated vesting in the event of the named executive officer’s termination due to death or disability, termination without Cause or termination for Good Reason (as these terms are defined under Employment Agreements below or as defined in the award agreements), or the failure of the Bermuda immigration authorities to renew a Bermuda-based named executive officer’s work permit (through no fault of the executive). If the named executive officer retires (as defined in the award agreement), our Compensation Committee has the discretion to approve continued vesting provided that the retired named executive officer does not compete with us prior to the vesting date. Should a named executive officer voluntarily terminate his or her employment (and, in the case of retirement, continued vesting is not approved), all unvested shares of restricted stock will be forfeited.

Each performance-based restricted stock award is scheduled to vest on the third anniversary of the grant date if the named executive officer is employed on the vesting date, provided that specified growth in book value per share goals are achieved over the three year period ending December 31, 2014. The growth in book value per share goals for this incentive period are described in footnote 1 to the Grants of Plan Based Awards in Fiscal Year 2012. Depending on the level of achievement, the number of shares that vest, if any, may be more or less than the target number of restricted shares granted. Growth in book value per share results at the specified threshold level of achievement will result in 50% of the target shares granted being eligible to vest (zero (0) shares will vest for results that are less than the specified threshold level of achievement), results at the target level of achievement will result in 100% of the target shares granted being eligible to vest, and results at or above the maximum level of achievement will result in 200% of the target shares granted being eligible to vest. For results between the threshold and target levels of achievement, or between the target and maximum levels of achievement, the percentage or multiple of the target number of restricted shares granted that will be eligible to vest will be determined by interpolating between the relevant points. The named executive officer will be entitled to accelerated vesting of target shares awarded in the event of the named executive officer’s termination due to death or disability or the failure of the Bermuda immigration authorities to renew a Bermuda-based named executive officer’s work permit (through no fault of the executive), and continued vesting subject to achievement of the performance goals for termination without Cause or termination for Good Reason (as these terms are defined under Employment Agreements below or as defined in the award agreements). If the named executive officer retires (as defined in the award agreement), our Compensation Committee has the discretion to approve continued vesting subject to achievement of the performance goals provided that the retired named executive officer does not compete with us prior to the vesting date. If the named executive officer’s employment terminates in connection with a change-in-control (as defined in the award agreement), the named executive officer will be entitled to accelerated vesting at the maximum achievement level. Should the named executive officer voluntarily terminate his employment (and, in the case of retirement whereby continued vesting is not approved), all unvested shares of restricted stock will be forfeited.

2013 Long-Term Incentive Awards: As part of the merger agreement with Markel, we agreed not to grant equity awards for our 2013 long-term incentive awards. As such, we granted cash-based awards (“restricted cash”) from an agreed upon pool not to exceed $17.5 million in the aggregate (prior to the potential increase of up to $7.0 million from the annual incentive plan as discussed above under Annual Cash Bonus). Our Compensation Committee chose to make an exception to our philosophy of utilizing performance-based awards in the incentive mix and instead chose to use 100% time-based restricted cash awards due to the difficulties in identifying a performance measure in light of the merger and to maximize the retention incentives for our employees due to the uncertainty surrounding the long-term roles of many of our employees and the importance of retaining certain employees through the merger transition.

Our Compensation Committee determined individual awards for our named executive officers based on (1) individual performance results in 2012, (2) the value of previously awarded long-term incentives and (3) our long-term objective of retaining skilled executives. For our

Chief Executive Officer, this assessment was made by our Compensation Committee, and for our other named executive officers, this assessment was made by our Chief Executive Officer and presented to the Compensation Committee for approval.

The 2013 long-term incentive awards that were granted to our named executive officers were as follows:

Named Executive Officer	Grant Date	2013 Long-Term Incentive Award
W. Marston Becker	March 1, 2013	$2,050,000
Joseph W. Roberts	March 1, 2013	$0
Peter A. Minton	March 1, 2013	$0
Adam C. Mullan	March 1, 2013	$300,000
D. Andrew Cook	March 1, 2013	$150,000

The Compensation Committee determined that Messrs. Roberts and Minton would not participate in the 2013 long-term incentive awards since, with respect to Mr. Roberts, there was uncertainty surrounding his future role with Markel, and with respect to Mr. Minton, he notified the Company that he would resign from his employment effective as of April 1, 2013. As noted above in Annual Cash Bonus, in lieu of receiving long-term incentive awards, the annual cash bonus amounts for Messrs. Roberts and Minton were increased commensurately.

These awards are scheduled to vest on the third anniversary of the grant date if the named executive officer is employed on the vesting date. Our Compensation Committee believes a three-year vesting period is an effective retention period, consistent with that used for prior equity-based long-term incentive awards. The named executive officer will be entitled to accelerated vesting in the event of the named executive officer’s termination due to death or disability, termination without Cause or termination for Good Reason (as these terms are defined under Employment Agreements below or as defined in the award agreements), or the failure of the Bermuda immigration authorities to renew a Bermuda-based named executive officer’s work permit (through no fault of the executive). If the named executive officer retires (as defined in the award agreement), our Compensation Committee has the discretion to approve continued vesting provided that the retired named executive officer does not compete with us prior to the vesting date. Should a named executive officer voluntarily terminate his or her employment (and, in the case of retirement, continued vesting is not approved), the award will be forfeited.

Other Equity Awards

Stock Option Awards: We may grant stock option awards in cases where our new employees forfeit stock options or other awards of their former employers and seek to be compensated by us. Our Compensation Committee may also grant stock options to existing executives to incentivize the achievement of specified performance goals. In general, however, after commencement of the employment relationship, our Compensation Committee prefers to use restricted stock and restricted stock unit awards as opposed to stock options, in large part due to the accounting treatment for stock options under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (formerly,

FASB Statement 123R), which has made granting stock options less attractive to us. Furthermore, our Compensation Committee believes that restricted stock and restricted stock units provide an equally motivating form of incentive compensation while serving to better align the interests of our shareholders and management. Additionally, in connection with certain previously granted stock option awards, we grant reload stock option awards to the extent that such prior award is exercised by withholding shares or using previously owned shares to pay for the option exercise price. In connection with a stock option exercise, Mr. Roberts received a reload option in 2012 for 8,228 shares at an exercise price of $23.76 that subsequently expired on May 6, 2012. This provision was originally included in our stock option awards in order to preserve the equity ownership opportunity for recipients that withheld or used already-owned shares to exercise their options. In 2006, we stopped using reloads in new stock option awards.

Restricted Stock and Performance-Based Stock Awards: We also selectively grant restricted stock and performance equity awards in instances where our Compensation Committee feels we need to mitigate retention exposure or to focus additional attention on achievement of special projects or business initiatives or to recognize promotions or other significant employment achievements. In 2012, we granted a special 15,000 share restricted stock award to Mr. Mullan in connection with his appointment to Chief Executive Officer of Global Reinsurance. The award had a grant date value of $328,950. Mr. Mullan’s award was determined by the Compensation Committee based on the significance of his new role and historical award practice for similar promotions.

Perquisites

We provide certain perquisites to our executives, including our named executive officers, to aid in attracting and retaining executive talent. Most of these benefits are intended to address issues and incremental expenses for those executives that have relocated to Bermuda from another country that would not have otherwise been incurred if relocation to Bermuda were not required. After a comprehensive review of these programs in 2010, our Compensation Committee decided to modify and/or phase out certain programs to ensure that we are offering cost-effective programs that have a common structure across our organization and to address the overall aggregate costs of these programs. Effective January 1, 2011, our Compensation Committee implemented a lower-cost housing allowance for any new hires that are relocated to the Bermuda office. Furthermore, we are in the process of eliminating the existing allowance programs for automobile, home travel and club dues over a three-year period. Accordingly, all participants, including Messrs. Becker, Roberts and Minton, received 100% of their applicable allowances in 2011, 66.6% in 2012, and will receive 33.3% in 2013 and 0% in subsequent years. Our Compensation Committee believes that this tiered approach to eliminating these benefits is an appropriate balance between cost reduction and taking away allowances that participants have been accustomed to receiving for many years. Mr. Cook does not receive the auto, travel or club allowances since the terms of his compensation was determined pursuant to employment agreements that were entered into with Harbor Point prior to the Amalgamation and Mr. Mullan does not receive the auto, travel or club allowances since he is not domiciled in Bermuda.

The benefits described below were in effect for 2012:

Perquisite	Purpose/Description	2012 Participating Named Executive Officers	Status

Housing Allowance	Due to limitations on property ownership in Bermuda and due to the significant cost of rentals, we provide a housing allowance of up to $15,000 per month in the case of our Chief Executive Officer and up to a range of $10,000–$15,000 per month for other named executive officers that reside in Bermuda.	Mr. Becker Mr. Roberts Mr. Minton Mr. Cook	Continues

Gross-Upon Housing Allowance	To mitigate the additional personal income taxes that are due on the housing allowance, we provide a payment to our executives that reside in Bermuda and pay U.S. taxes in an amount equal to the additional taxes incurred as a result of the housing allowance and corresponding tax gross-up, calculated pursuant to the foreign housing exclusion provisions of the Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA).	Mr. Becker Mr. Minton	Continues

Reimbursement for Financial and Tax Preparation Fees	To mitigate the additional expense of managing complex tax issues and form preparation related to having expatriate status, we provide for the reimbursement of these fees up to $13,000 per year to our executives that reside in Bermuda.	Mr. Becker Mr. Minton	Continues

Automobile Allowance	This is a common benefit provided by our peers in Bermuda and, consequently, we offer a similar benefit in order to keep our compensation packages competitive. For 2012, the annual allowance was $7,992 in the case of our Chief Executive Officer and $5,328 for certain other executives. This benefit is being phased out in 2013.	Mr. Becker Mr. Roberts Mr. Minton	Ceases in 2014

Home Travel Allowance	To mitigate the increased travel expense incurred by relocating to Bermuda from the executive’s home country, we provide our expatriates with a personal travel allowance. For 2012, the annual allowance was up to $16,625 per year in the case of our Chief Executive Officer and up to $13,320 per year for certain other named executive officers that have relocated to Bermuda. This benefit is being phased out in 2013.	Mr. Becker Mr. Minton	Ceases in 2014

Reimbursement for Country Club Dues	To facilitate networking with clients and other business executives, we provide for reimbursement of club membership fees. For 2012, the annual allowance was up to $7,992 in the case of our Chief Executive Officer and up to $5,328 for certain other executives. This benefit is being phased out in 2013.	Mr. Becker Mr. Roberts Mr. Minton	Ceases in 2014

In addition to the perquisites listed above, we also reimburse for travel expenses related to family members accompanying our named executive officers to our annual strategic planning meeting and/or other specified business meetings. No such reimbursements were made to our named executive officers in 2012. Also, pursuant to Mr. Becker’s employment agreement, he has access to private air charter for normal commuting to and from the Company’s corporate headquarters in Bermuda.

Employment Agreements

Our general policy is to enter into employment agreements with our named executive officers in order to set forth the terms of their employment and to provide certain protections to both parties in the event of termination of employment or a change-in-control (the named executive officers agreements are discussed in detail following the Grants of Plan Based Awards table and under Potential Payments Upon Termination or Change-in-Control). We currently have agreements with each of our named executive officers.

Change-in-Control and Severance

Upon termination of employment or a change-in-control, our named executive officers may receive (1) accelerated vesting of awards granted under our equity plans and/or (2) severance payments under the circumstances described below under Potential Payments upon Termination or Change-in-Control.

Payments Upon a Change-in-Control Without Termination of Employment: Generally, unless otherwise determined by the Compensation Committee, for equity awards that were granted prior to 2011, in the event a change-in-control occurs (1) the then-outstanding options become immediately exercisable, (2) the restricted period on restricted stock awards and restricted stock units expires (including a waiver of any applicable performance goals), (3) the performance periods in effect end and our Compensation Committee will (a) determine the extent to which performance goals have been met and (b) cause the named executive officer to receive partial or full payment of awards and (4) any awards previously deferred will be settled in full as soon as practicable.

In 2011, we modified the terms of our newly issued equity awards to provide a “double trigger” in the event of a change-in-control before any award vesting can be accelerated, which requires a qualifying termination of employment in conjunction with a change-in-control to effect a vesting acceleration. The modifications to these provisions reflect our Compensation Committee’s belief that our named executive officers and other employees who have built our Company into a successful enterprise should be protected in the event of a termination of employment in connection with a change- in-control. Further, we believe that the interests of shareholders will be best served if the interests of our named executive officers are aligned with shareholders, and that providing protection in the event of termination of employment in connection with a change-in-control should reduce or eliminate any potential reluctance of our named executive officers to pursue potential change-in-control transactions that may be in the best interests of shareholders.

In December 2012, in anticipation of our merger with Markel, our Compensation Committee determined that (1) all outstanding stock options will rollover to new substitute stock options denominated in Markel stock, as described in the merger agreement, in order to preserve participants rights to exercise their own discretion as to the timing of stock option exercises and (2) the performance conditions attached to all outstanding performance-based equity awards with a book value per share metric will be deemed to have satisfied the maximum performance level provided in each such underlying award in order to maximize retention incentives for participants following the merger, including our named executive officers, and to ensure that there is fairness in the settlement of these awards between those participants that continue employment with Markel and those that do not. These awards continue to have double trigger requirements for accelerated vesting.

Payments Upon Termination of Employment (including Termination in Conjunction with a Change-in-Control): Our Compensation Committee believes that severance benefits are necessary to attract and retain the executive talent that we need to lead our Company and that our named executive officers and other key executives should be protected in the event of a termination of employment without Cause and in certain other terminations. Each of our named executive officers is eligible to receive severance benefits upon a qualifying termination of employment pursuant to their individual employment agreements. These benefits are contingent upon the named executive officer’s continued compliance with non-solicitation, non-competition and non-disparagement restrictive covenants and the execution of a release of claims.

The amount of severance provided to our named executive officers, and the components of its calculation, were designed to be competitive with similar positions at similar companies based on the named executive officer’s position at the time the agreement was entered into.

In addition to accelerated vesting of equity awards (or continued vesting, as the case may be, for certain performance-based awards) upon (1) death, (2) disability, (3) termination without Cause and (4) termination for Good Reason, our Bermuda-based named executive officers receive accelerated vesting of restricted stock upon the failure of the Bermuda immigration authorities to renew a Bermuda-based named executive officer’s work permit (through no fault of the executive) where we do not offer a comparable position at an affiliate. We believe accelerated vesting under these circumstances is appropriate because we recognize that failure to renew a Bermuda work permit for our Bermuda-based named executive officers could serve as a constructive termination.

In December 2012, in anticipation of entering the merger with Markel, our Compensation Committee adopted the Alterra Change in Control Severance Plan in order to provide certain protections to our employees, including our named executive officers, if their employment is terminated without Cause or for other qualifying reasons in connection with the merger with Markel. For our named executive offers, the only benefits derived from this plan, to the extent not already provided in their employment agreements, are the continuation of healthcare benefits for a period of 12 months following a qualifying termination of employment and payment of a pro-rata annual cash bonus for the year of termination determined based on the prior year cash bonus paid.

Share Ownership Guidelines

Our non-employee directors and our “Section 16 Officers” (within the meaning of Section 16 of the Exchange Act) are subject to share ownership guidelines. The primary goal of the ownership guidelines is to encourage our senior leadership team to maintain a significant ownership stake in the Company so that they remain focused on the creation of long-term value for our shareholders. For non-employee directors, target ownership is expressed as a multiple of the director’s annual retainer. For executives, target ownership is expressed as a multiple of salary based on job position, as set forth below:

Position	Ownership Requirement
Board of Directors	4.0 x annual retainer
CEO	5.0 x salary
COO/CFO/Division President or Equivalent	3.0 x salary
Other Section 16 Officers	1.0 x salary

Current directors and executives who are subject to the guidelines are expected to attain their target ownership level by January 1, 2016. New directors and executives are expected to attain their target ownership level within five years of becoming subject to the guidelines. Generally, equity counting towards the ownership threshold includes all common shares, restricted stock and restricted stock units subject to time vesting, in each case based on the value of our common shares at the time of measurement, stock options and warrants based on the in-the-money value at the time of measurement, and other equity that is beneficially owned by the director, executive officer or his or her affiliates. Equity that is excluded from the ownership threshold includes stock options and warrants that are underwater at the time of measurement and restricted stock and restricted stock units that are subject to performance vesting.

Ownership status for our named executive officers as of December 31, 2012 was as follows:

Share Ownership Status as of December 31, 2012
Named Executive Officer	Share Ownership Guideline % of Salary	Share Ownership Guideline Value	Share Ownership Policy Status (Met/Unmet)
W. Marston Becker	5.0 x salary	$5,750,000	Met
Joseph W. Roberts	3.0 x Salary	$1,575,000	Met
Peter A. Minton	3.0 x Salary	$2,220,000	Met
Adam C. Mullan	3.0 x Salary	$1,571,000	Met
D. Andrew Cook	3.0 x Salary	$1,755,000	Met

Anti-Hedging Policy

As part of our Procedures and Policies Governing Securities Trading by Employees, Officers and Directors, all of our employees, officers and directors are prohibited from trading any interest or position relating to the future price of the Company’s securities. These prohibited transactions include trading in put and call options and short sale transactions.

Compensation Recoupment Policy

Our Section 16 Officers are subject to a compensation recoupment policy. The primary goal of this policy is to recover, under certain circumstances, incentive compensation that is paid or awarded to our Section 16 Officers based on incorrect financial results. The policy provides that, in the event of a restatement of financial results due to material noncompliance in connection with misconduct (as determined by our Compensation Committee in its sole discretion) by a Section 16 Officer, our Compensation Committee will review the incentive compensation that was paid or awarded to all officers subject to the policy in connection with financial results for the three-year period ending on the financial restatement period-end date. If any such incentive compensation would have been lower had the level of achievement of applicable financial goals been calculated based on such restated financial results, our Compensation Committee will, if it determines appropriate in its sole discretion, recover from and require such Section 16 Officer(s) to return the incremental portion of the incentive compensation in excess of the incentive compensation that would have otherwise been paid based on the restated financial results.

Tax Deductibility of Executive Compensation

Code Section 162(m) limits the tax deductibility by U.S. companies of certain compensation paid to “covered employees” within the meaning of Code Section 162(m). This provision generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 per year unless it is considered performance-based compensation under the Code. None of our named executive officers were employed by a U.S. subsidiary during 2012, so the provisions of Code Section 162(m) do not apply. In years when Code Section 162(m) is applicable, we believe that the corporate income tax deductibility of compensation is an important factor, but not the sole factor, in setting executive compensation policy or in rewarding executive performance. Accordingly, although we generally intend to avoid the loss of a tax deduction due to Code Section 162(m), we reserve the right to pay amounts that are not deductible in appropriate circumstances.

2013 Compensation

There were no salary adjustments made to named executive officers for 2013.

Also, in connection with the pending merger with Markel, pursuant to the retention pool established by our Compensation Committee, we entered into retention bonus agreements with many of our employees in 2013, including Mr. Cook for $50,000, in order to incentivize retention of employment during the merger transition. Messrs. Becker, Roberts, Minton and Mullan did not participate in the retention bonuses, as Mr. Becker was not expected to continue employment with Markel, the roles for Messrs. Roberts and Mullan with Markel had not been determined, and Mr. Minton notified the Company on January 14, 2013 that he would resign from his employment effective as of April 1, 2013. Mr. Cook’s retention bonus amount was determined based on a number of factors, including (1) current compensation level, (2) his $600,000 retention bonus paid in May 2012, (3) criticality and magnitude of role in profit center, and (4) degree of overlap with existing Markel roles. These bonuses provide a lump sum payment for recipients that remain actively employed through the one-year anniversary of the merger closing in exchange for non-solicitation covenants.

Also, pursuant to the long-term incentive program, restricted cash awards were granted to our named executive officers on March 1, 2013 as previously described under Long Term Incentive Plans.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K, Item 402(b) with our management. Based on the review and these discussions, our Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

The Compensation Committee

Willis T. King, Jr. (Chairman)

James D. Carey

Stephan F. Newhouse

Mario P. Torsiello

The foregoing Compensation Committee Report shall not be deemed to be incorporated by reference in any previous or future documents filed by Alterra Capital with the SEC under the Securities Act or the Exchange Act, except to the extent that Alterra Capital specifically incorporates the Report by reference in any such document.

Compensation Tables and Related Disclosures

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation earned by or awarded to our named executive officers in 2012, 2011 and 2010, as applicable.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)		Share Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
W. Marston Becker,	2012	1,150,000	3,450,000		2,270,483		932,080	(4)	7,802,563
Chief Executive Officer	2011	1,150,000	1,250,000		3,952,998		1,033,515		7,386,513
	2010	1,065,800	1,700,000		4,076,734		348,646		7,191,180

Joseph W. Roberts,	2012	525,000	1,575,000		540,149	6,336	183,156	(5)	2,829,641
Executive Vice President and Chief Financial Officer	2011	525,000	647,000		675,010	8,808	188,500		2,044,318
	2010	500,000	675,000		1,330,139		178,000		2,683,139

Peter A. Minton,	2012	740,000	1,850,000		896,252		239,810	(6)	3,726,062
Executive Vice President and Chief Operating Officer	2011	740,000	750,000		949,999	2,034	245,292		2,687,325
	2010	718,300	950,000		2,128,462		241,705		4,038,467

Adam C. Mullan,	2012	523,554	600,000		667,972		57,225	(8)	1,848,751
Chief Executive Officer, Global Reinsurance & CEO of Alterra at Lloyd’s(7)	2011	500,621	425,000		533,697		53,166		1,512,485
	2010	492,510	533,700		1,087,546		47,498		2,161,254

D. Andrew Cook	2012	585,000	900,000	(9)	491,569		238,500	(10)	2,215,069
Executive Vice President, Business Development & President, Alterra Holdings Limited	2011	585,000	405,000		830,008		238,500		2,058,508

(1)	Except as otherwise noted, reflects the value of the cash bonus paid under our annual incentive plan.
(2)	Reflects the estimated aggregate compensation costs to be recognized over the service period, determined as of the grant date in accordance FASB ASC Topic 718 “Stock Compensation,” excluding the effect of estimated forfeitures and, for performance-based awards, based upon the probable outcome of the underlying performance conditions. The assumptions used for determining values for the 2012 fiscal year are reflected in Note 14 of the Annual Report. See Grants of Plan Based Awards in Fiscal Year 2012 for more detail concerning the 2012 fiscal year awards, including the portions of such amounts that relate to the performance-based awards based upon the probable outcome of the underlying performance conditions. The potential maximum value of the performance-based awards as of the grant date, assuming achievement of the highest level of performance outcome as provided in the terms of such awards, are $2,849,978, $478,008, $1,124,993, $300,020, and $399,980 for Messrs. Becker, Roberts, Minton, Mullan, and Cook, respectively.

(3)	Reflects the grant date fair value of stock option awards in accordance with FASB ASC Topic 718 “Stock Compensation.” The assumptions used for determining values for the 2012 fiscal year are reflected in Note 14 of the Annual Report. The stock option award granted to Mr. Roberts in 2012 was a reload option issued in connection with the exercise of previously granted options.
(4)	Includes the second of four installment payments pursuant to Mr. Becker’s employment agreement in the amount of $750,000, a housing allowance of $78,000, a tax gross-up allowance of $46,446, a travel allowance of $16,650, contributions made on behalf of Mr. Becker to our defined contribution plans of $15,000, a financial planning allowance of $10,000, a car allowance and club dues.
(5)	Includes a housing allowance of $120,000, a contribution made on behalf of Mr. Roberts to our defined contribution plans of $52,500, a car allowance and club dues.
(6)	Includes a housing allowance of $120,000, a tax gross-up allowance of $69,062, contributions made on behalf of Mr. Minton to our defined contribution plans of $15,000, a travel allowance of $13,320, a financial planning allowance of $11,772, a car allowance and club dues.
(7)	A portion of Mr. Mullan’s compensation is paid in pound sterling (GBP). These figures have been converted to U.S. dollars using the applicable year-end exchange rate (1.6255 $/£ for 2012)
(8)	Reflects the amount that we contributed on behalf of Mr. Mullan to our defined contribution plans.
(9)	Includes a retention bonus in the amount of $600,000 paid in May 2012 pursuant to Mr. Cook’s employment agreement.
(10)	Reflects a housing allowance of $180,000 and contributions made on behalf of Mr. Cook to our defined contribution plans of $58,500.

Grants of Plan Based Awards in Fiscal Year 2012

Our Compensation Committee granted restricted stock and stock options to our named executive officers during 2012. Set forth below is information regarding awards granted in 2012.

	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All other Share Awards: Number of Shares or Units (#)		All other Option Awards: Number of Shares Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Share and Option Awards ($)		Closing Price on the Grant Date ($)
Name			Threshold (#)(1)	Target (#)(1)		Maximum (#)(1)
W. Marston Becker	3/1/12	2/8/12	30,991	61,983	(2)	123,966						1,795,486	(3)	$22.99
	3/1/12	2/8/12					20,661	(2)				474,997		$22.99
Joseph W. Roberts	3/1/12	2/8/12	5,198	10,396	(2)	20,792						301,145	(3)	$22.99
	3/1/12	2/8/12					10,396	(2)				239,004		$22.99
	3/14/12	3/14/12							8,228	(4)	23.76	6,336		$23.52
Peter A. Minton	3/1/12	2/8/12	12,233	24,467	(2)	48,934						708,745	(3)	$22.99
	3/1/12	2/8/12					8,156	(2)				187,507		$22.99
Adam C. Mullan	3/1/12	2/8/12	4,730	6,525	(2)	13,050						189,012	(3)	$22.99
	3/1/12	2/8/12					6,525	(2)				150,010		$22.99
	6/1/12	5/8/12					15,000	(5)				328,950		$21.93
D. Andrew Cook	3/1/12	2/8/12	4,349	9,461	(6)	18,922						274,061	(3)	$22.99
	3/1/12	2/8/12					9,461	(6)				217,508		$22.99

(1)

Performance-based restricted stock grant made in conjunction with our 2012 long-term incentive awards. Our Compensation Committee has determined that the performance conditions of the awards will be deemed achieved at maximum, subject to the consummation of the merger with Markel. To the extent that the merger with Markel is not consummated, the awards are scheduled to vest on March 1, 2015 (the “vesting date”) subject to achievement of specified performance goals. The number of shares that ultimately vest will be between 0% and 200% of the target award, determined as follows: if, as of December 31 of 2012, 2013, or 2014 (each a “measurement date”), the Annual Book Value Growth Rate (as defined below) equals 3% (the “threshold performance goal”), then for each such instance one-sixth of the target award (rounded down to the nearest whole share) will be eligible to vest on the vesting date. If as of a measurement date, the Annual Book Value Growth Rate equals 8% (the “target performance goal”), then for each such instance one-third of the target award (rounded down to the nearest whole share) will be eligible to vest on the vesting date. If as of a measurement date, the Annual Book Value Growth Rate equals or exceeds 13% (the “maximum target performance goal”), then for each such instance two-thirds of the target award (rounded down to the nearest whole share) will be eligible to vest on the vesting date. For results between the threshold performance goal and target performance goal, or between the target performance goal and maximum performance goal, the percentage or multiple of the target award that will be eligible to vest will be determined by interpolating between the relevant points. Additionally, if the annual compounded Annual Book Value Growth Rate performance results (“cumulative results”) for the three year period ending December 31, 2014 yields a greater number of shares eligible to vest (using the same 3%, 8%, and 13% goals for threshold, target and maximum, respectively), then such additional number of shares shall also vest. For purposes of this determination, achievement of the 3% cumulative result (the threshold performance goal) would yield one-half of the target award, achievement of the 8%

cumulative result (the target performance goal) would yield 100% of the target award, and achievement of the 13% cumulative result (the maximum performance result) would yield 200% of the target award, in each case rounded down to the nearest whole share, and in each case results between the threshold and target performance goal, or between the target and maximum performance goals, the percentage or multiple of the target award that will be eligible to vest will be determined by interpolating between the relevant points. For purposes of the above, “Annual Book Value Growth Rate” means our growth in book value per share for the one year period ending on a measurement date, where book value per share is calculated by dividing total shareholders’ equity as set forth in the our consolidated balance sheet as of the applicable measurement date by our shares outstanding as of the applicable measurement date; provided, that, to the extent we declare dividends on our common shares, total shareholders’ equity shall be increased by the value of any such cumulative dividends paid in such one-year period, and to the extent there are changes in the unrealized gain or loss, net of tax, on the available for sale fixed maturities portfolio from January 1, 2012, total shareholders’ equity shall be adjusted to remove the impact of such changes.
(2)	Restricted stock grant made pursuant to our 2008 Incentive Plan. Award vests on March 1, 2015.
(3)	Reflects the estimated aggregate compensation costs to be recognized over the service period based upon the probable outcome of the underlying performance criteria, determined as of the grant date in accordance FASB ASC Topic 718 “Stock Compensation” based on our projection that the number of shares that will vest equals 126% of the target number of shares granted.
(4)	Option award was granted in connection with the exercise of a previously issued option award pursuant to a reload provision.
(5)	Restricted stock grant made pursuant to our 2008 Incentive Plan in connection with Mr. Mullan’s promotion to Chief Executive Officer of Global Reinsurance in April 2012. Award vests on June 1, 2015.
(6)	Restricted stock grant made pursuant to our 2006 Incentive Plan. Award vests on March 1, 2015.

Employment Agreements.

The following paragraphs summarize the employment agreements of our named executive officers. The employment agreements also provide for severance upon certain terminations of employment. The severance provisions are described below in the section titled Potential Payments Upon Termination or Change-in-Control below.

W. Marston Becker. On June 1, 2011, in anticipation of the expiration of his original employment agreement, we entered into a new employment agreement with Mr. Becker under which he serves as our President and Chief Executive Officer for a three-year term that began on January 1, 2011, subject to earlier termination in certain circumstances.

Mr. Becker’s employment agreement provides for an annual base salary of no less than $1,150,000, subject to increase at the discretion of our Compensation Committee, an annual cash bonus targeted at 160% of base salary with a range of 0% to 300% of base salary, and an annual long-term incentive award targeted at 200% of base salary with a range of 0% to 400% of base salary. The employment agreement also provided for an initial grant of 100,000 shares of restricted stock subject to vesting on January 1, 2014. Under the terms of the agreement, Mr. Becker also receives (1) four installments in the amount of $750,000 each for purchasing a retirement annuity or other retirement savings (the first of which was paid on July 1, 2011, the second on January 1, 2012, and the third on December 31, 2012, and the remaining installments to be paid on January 1, 2014), (2) a housing allowance equal to his actual monthly housing expense plus $1,000 (capped at $15,000 per month), including a gross-up in the manner provided to our other senior executive officers who were subject to U.S. income tax, (3) a tax gross-up in connection with any excise taxes, interest or penalties incurred under Code Section 4999 in connection with the Amalgamation (but not in connection with any other change-in-control), (4) indemnification for any excise, penalty, interest, other taxes or expenses incurred pursuant to or in connection with Code Sections 409A or 457A, (5) participation in pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment, (6) six weeks of paid vacation each year and (7) access to private air charter for normal commuting to and from the Company’s corporate headquarters in Bermuda and business travel as needed in his reasonable discretion and in accordance with our policy.

Mr. Becker is subject to post-termination non-competition restrictions for a period of 12 months (24 months in the case of retirement) and non-solicitation restrictions for 24 months in addition to perpetual confidentiality and non-disparagement requirements.

For 2012, Mr. Becker was paid a base salary of $1,150,000 and was awarded a cash bonus in the amount of $3,450,000. For 2013, Mr. Becker’s base salary was not changed.

Joseph W. Roberts. Effective April 1, 2007, we entered into an employment agreement with Mr. Roberts pursuant to which Mr. Roberts serves as our Executive Vice President and Chief Financial Officer. Mr. Roberts’ employment agreement had an initial term of three years, with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Roberts or us. The agreement provides for an annual base salary of not less than $325,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of his employment agreement, Mr. Roberts is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda, and a target bonus below 50% of base salary would constitute Good Reason (as defined in his employment agreement) triggering severance payments by us to Mr. Roberts if he elects to terminate his employment.

Under the terms of his employment agreement, Mr. Roberts is also entitled to perquisites commensurate with those provided to other executive vice presidents in Bermuda, including (1) a housing allowance of not less than $10,000 per month, (2) a club dues allowance, (3) an automobile allowance, (4) a travel allowance, (5) tax and financial planning services and (6) a tax gross-up. Mr. Roberts is entitled to participate in our pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Roberts is also entitled to no less than four weeks of paid vacation each year.

Mr. Roberts is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2012, Mr. Roberts was paid a base salary of $525,000 and was awarded a cash bonus in the amount of $1,575,000. For 2013, Mr. Roberts’ base salary was not changed. Pursuant to changes made in 2011 to our perquisite programs, the club, auto and travel allowances are in the process of being phased out, and will be eliminated in their entirety by 2014.

Peter A. Minton. Effective April 1, 2007, we entered into an employment agreement with Mr. Minton pursuant to which Mr. Minton serves as our Executive Vice President and Chief Operating Officer. Mr. Minton’s employment agreement had an initial term of three years, with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Minton or us. Mr. Minton’s employment agreement was revised in December 2008 to comply with Code Section 409A. The agreement provides for an annual base salary of not less than $500,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Minton is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda, and a target bonus below 50% of base salary would constitute Good Reason (as defined in his employment agreement) triggering severance payments by us to Mr. Minton if he elects to terminate his employment. Additionally, on October 18, 2010, we entered into a Stay Agreement with Mr. Minton in order to incentivize him to remain with us until at least April 1, 2012. In addition to providing for certain additional severance payments, the agreement provides for a restricted stock grant with a value of $1,300,000 on June 1, 2013, subject to Mr. Minton’s continued employment with us on that date. Such restricted stock will vest on June 1, 2016, subject to Mr. Minton’s continued employment with us on that date, or such earlier date in the event of a qualifying termination of employment.

Under the terms of his employment agreement, Mr. Minton is also entitled to perquisites commensurate with those provided to other executive vice presidents in Bermuda, including (1) a housing allowance of not less than $10,000 per month, (2) a club dues allowance, (3) an automobile allowance, (4) a travel allowance, (5) tax and financial planning services and (6) a tax gross-up. Mr. Minton is entitled to participate in our pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Minton is also entitled to no less than four weeks of paid vacation each year.

Mr. Minton is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2012, Mr. Minton was paid a base salary of $740,000 and was awarded a cash bonus in the amount of $1,850,000. For 2013, Mr. Minton’s base salary was not changed. Pursuant to changes made in 2011 to our perquisite programs, the club, auto and travel allowances are in the process of being phased out, and will be eliminated in their entirety by 2014.

On January 14, 2013, Mr. Minton notified the Company that he would resign his employment effective as of April 1, 2013 pursuant to the terms of his stay agreement.

Adam C. Mullan. Effective May 10, 2010, we approved the key terms of Mr. Mullan’s employment agreement pursuant to which Mr. Mullan serves as our Executive Vice President and Chief Executive Officer, Global Reinsurance and Chief Executive Officer of Alterra at Lloyd’s. Mr. Mullan’ employment agreement had an initial term of three years, with automatic one-year extensions subject to six-month non-renewal notice by either Mr. Mullan or us. The agreement provides for an annual base salary of not less than $500,000 subject to increase at the discretion of our Compensation Committee. Pursuant to the terms of his employment agreement, Mr. Mullan is eligible for an annual bonus determined in accordance with the bonus policy applicable to our senior executive officers located in Bermuda, and a target bonus below 50% of base salary would constitute Good Reason (as defined in his employment agreement) triggering severance payments by us to Mr. Mullan if he elects to terminate his employment.

Mr. Mullan is entitled to participate in our pension, life insurance, health, disability and major medical insurance plans, and in such other employee benefit plans that may be established during the term of his employment. Mr. Mullan is also entitled to no less than four weeks of paid vacation each year.

Mr. Mullan is subject to one-year post-termination non-competition and non-solicitation restrictions in addition to perpetual confidentiality and non-disparagement requirements.

For 2012, Mr. Mullan was paid a base salary of $523,554 and was awarded a cash bonus in the amount of $600,000. For 2013, Mr. Mullan’ base salary was not changed. A portion of Mr. Mullan’s compensation is paid in pounds sterling (GBP) and has been converted to U.S. dollars.

D. Andrew Cook. Mr. Cook is compensated pursuant to an employment agreement originally entered into with Harbor Point, effective as of September 6, 2006, and as amended on March 22, 2010. The employment agreement, as amended, had an initial term of two years commencing on May 12, 2010, with automatic one-year extensions subject to 90 days’ non-renewal notice by either Mr. Cook or us. The agreement provides for an annual base salary of no less than $585,000 and an annual incentive bonus to be determined by our Compensation Committee in its discretion based on performance during the year. The employment agreement also provided for an initial award of 30,000 Harbor Point stock options and 20,000 Harbor Point restricted shares each of which was divided into five equal vesting tranches. The first tranche vested on September 1, 2007 with the next three tranches vesting on the applicable anniversary of this date, and the final tranche vesting on May 12, 2010. Pursuant to the Amalgamation, Mr. Cook’s grant pursuant to his employment agreement was converted to 113,307 options and 75,537 common shares of Alterra Capital.

Under the terms of his employment agreement and in conjunction with the Amalgamation, Mr. Cook was also granted a $600,000 retention cash award and an $800,000 retention share award. The retention cash award was paid on May 12, 2012. The retention share award is subject to both time-based and performance-based vesting conditions, whereby the time-based vesting requirement vested on May 12, 2012 and the performance-based vesting conditions are based on the same terms as applicable to other senior officers participating in the award. The employment agreement also provided that all equity awards held by Mr. Cook, excluding the retention share award, would vest on the earlier to occur of (1) May 12, 2011 or (2) termination of employment for any reason.

Under the terms of his employment agreement, Mr. Cook is entitled to participate in our pension, retirement, savings, medical, disability and other welfare plans that were established during the term of his employment. Mr. Cook is also entitled to four weeks of paid vacation each year.

Mr. Cook is subject to (1) post termination non-competition and non-solicitation of customers’ covenants that run for 12 months, (2) a post termination non-solicitation covenant with respect to employees that runs for 24 months and (3) a post termination confidentiality covenant that runs for 10 years.

For 2012, Mr. Cook was paid a base salary of $585,000 and was awarded a cash bonus in the amount of $300,000, excluding his retention cash award. For 2013, Mr. Cook’s base salary was not changed.

2008 Incentive Plan

General. The purpose of our 2008 Incentive Plan, which was approved by shareholders at our May 2008 Annual General Meeting, is to allow us to attract and retain key personnel and provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common shares, thereby strengthening their commitment to our welfare and aligning their interests with those of our shareholders. Our 2008 Incentive Plan has a term of ten years and no further awards may be granted under the 2008 Incentive Plan after that date.

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

Amendment. Our board of directors may amend, suspend or terminate our 2008 Incentive Plan at any time, subject to any shareholder approval requirements related to the amendment of our 2008 Incentive Plan. No amendment, suspension or termination may impair the rights of any participant or recipient of any award without the consent of the participant or recipient. If our board of directors so delegates, our Compensation Committee may amend the 2008 Incentive Plan, except to the extent the amendment involves increasing the maximum number of common shares available for awards.

Change-in-Control. In the event of a “change-in-control” (as defined below), our Compensation Committee may provide that all or any portion of any outstanding options and equity awards (other than performance compensation awards) issued under our 2008 Incentive Plan will become fully vested and performance compensation awards will vest based on the level of attainment of the specified performance goals or assuming that target levels of performance have been attained, or on some other basis, as determined by our Compensation Committee. Our Compensation Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a change-in-control.

For purposes of our 2008 Incentive Plan, “change-in-control” means (1) a sale, lease exchange or other transfer (in one or more related transactions) of all or substantially all of our assets or those of Alterra Bermuda, (2) any person or group of persons becomes the beneficial owner of our outstanding securities that represent 51% or more of the combined voting power of our then-outstanding voting securities, provided, that, certain types of acquisitions (e.g., certain acquisitions directly from us or by us or by an employee benefit plan that we sponsor) will not constitute a change-in-control, (3) during any period of two consecutive years, individuals who at the beginning of that period constituted our board of directors (together with any new directors subsequently elected to our board of directors whose nomination by our shareholders was approved by a vote of our board of directors then still in office who are either directors at the beginning of that period or whose election or nomination for election was so previously approved) cease for any reason to constitute a majority of our board of directors then in office, (4) our board of directors or shareholders approve and consummate a merger, amalgamation or consolidation of us with any other corporation, other than a merger, amalgamation or consolidation that would result in our voting securities outstanding immediately prior thereto continuing to represent more than 50% of the total voting power represented by our voting securities immediately after the merger or consolidation and at least a majority of the members of the board of directors of the resultant entity after the transaction were members of our board of directors at the time of the execution of the initial agreement or of the action of our board of directors providing for the transaction or (v) our board of directors or shareholders approve a plan of complete liquidation of us or an agreement for the sale or disposition by us (in one or a series of transactions) of all or substantially all of our assets.

2006 Incentive Plan

General. The purpose of our 2006 Incentive Plan, which was approved by shareholders in November 2006, is to allow us to attract and retain employees, consultants and directors and provide a means whereby such individuals can acquire and maintain an equity interest in us, thereby strengthening their commitment to our welfare and aligning their interests with those of our shareholders. Our 2006 Incentive Plan has a term of ten years and no further awards may be granted under the 2006 Incentive Plan after that date.

Administration. Our Compensation Committee administers our 2006 Incentive Plan and has the authority to determine the terms and conditions of any agreements evidencing any awards granted under our 2006 Incentive Plan and to adopt, amend and rescind rules and regulations relating to our 2006 Incentive Plan.

Awards Available for Grant. Our Compensation Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards or any combination of the foregoing.

Number of Shares Authorized. Our 2006 Incentive Plan provides for an aggregate of 6,609,575 common shares to be available for awards, subject to adjustment in connection with certain events (as generally described below). No award may be granted if the number of shares to which such award relates, when added to the number of shares previously issued under our 2006 Incentive Plan, exceeds the aggregate number of shares reserved for issuance under the plan. If there is a change in our corporate capitalization (e.g., dividend in shares, extraordinary dividend, stock split) or a corporate transaction or event (other than an ordinary or regular cash dividend) that affects our common shares, our Compensation Committee (in order to prevent dilution or enlargement of participants’ rights under the plan) will make such equitable changes or adjustments as it deems appropriate to any outstanding awards, subject to compliance with Code Sections 424(a) and 409A, as applicable. In addition, our Compensation Committee may make adjustments in the terms and conditions of, and the criteria and performance objective included in, award letters in recognition of unusual or non-recurring events (including events described in the preceding sentence) or our financial statements, or in response to changes in applicable laws, regulations or accounting principles.

Transferability. In general, awards granted under our 2006 Incentive Plan may only be exercised by the participant, subject to certain permissible transfers by will or laws of descent or in the discretion of our Compensation Committee.

Amendment. Our board of directors may amend, suspend or terminate our 2006 Incentive Plan at any time, subject to any shareholder approval requirements related to the amendment of our 2006 Incentive Plan. No amendment, suspension or termination will impair the rights of any participant or recipient of any award without the consent of the participant.

Change-in-Control. In the event of a “change-in-control” (as previously defined above under the 2008 Incentive Plan), unless otherwise determined by our Compensation Committee on the date of grant, all outstanding stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards issued under our 2006 Incentive Plan will become fully vested. Unless otherwise determined by our Compensation Committee, all vested stock options will be cancelled in exchange for a payment to each option holder equal to the value of the holder’s options (generally, the excess (if any) of the change-in-control price over the exercise price of an option). All other stock options will be cancelled for no consideration. To the extent that any payments and benefits provided under our 2006 Incentive Plan, an award letter or any other arrangement between us and participant would constitute a “parachute payment” under Code Section 280G, such payments will be payable either (1) in full or (2) in such lesser amount which would result in no portion of such payments being subject to excise tax under Code Section 4999, whichever of these amounts results in the greatest amounts of benefits to the participant on an after-tax basis (even though some or all of such benefits may be taxable under Code Section 4999).

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer at December 31, 2012.

	Option Awards						Share Awards
Name	Number of Shares Underlying Unexercised Options Exercisable (#)		Number of Shares Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Stock, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Stock, Units or Other Rights That Have Not Vested ($)(1)
W. Marston Becker	10,000	(2)			19.45	4/30/14	299,206	(3)	8,434,617	153,107	(4)	4,316,086
	216,667	(5)			21.99	12/8/16
	108,333	(6)			15.75	2/17/19
Joseph W. Roberts							72,374	(7)	2,040,223	42,557	(8)	1,199,682
Peter A. Minton							107,931	(9)	3,042,575	67,349	(10)	1,898,568
Adam C. Mullan							70,958	(11)	2,000,306	33,326	(12)	939,459
D. Andrew Cook	18,077	(13)			26.48	5/15/16	9,461	(14)	266,706	52,343	(15)	1,475,549
	113,307	(16)			26.48	9/1/16

(1)	Reflects award value based on a share price of $28.19, the closing price of our common shares on December 31, 2012.
(2)	These options vested 34% on May 24, 2005, 33% on May 24, 2006 and 33% on May 24, 2007.
(3)	99,291 shares of restricted stock will vest on March 1, 2013, 100,000 on January 1, 2014, 79,254 on March 1, 2014, and 20,661 on March 1, 2015.
(4)	All or a portion of 91,124 shares will vest on August 15, 2015 if specified performance goals and service periods are met and up to 200% of 61,983 will vest on March 1, 2015 based on achievement of specified performance goals and service periods.
(5)	108,334 options vested on January 1, 2007 and 108,333 options vested on January 1, 2008.
(6)	54,167 of the performance-based options vested on February 8, 2010 and 54,166 vested on February 8, 2011.

(7)	30,509 shares of restricted stock will vest on March 1, 2013, 31,469 on March 1, 2014 and 10,396 on March 1, 2015.
(8)	All or a portion of 32,161 shares will vest on August 15, 2015 if specified performance goals and service periods are met and up to 200% of 10,396 will vest on March 1, 2015 based on achievement of specified performance goals and service periods.
(9)	26,849 vested on February 17, 2012. The remaining shares of restricted stock will vest 55,486 shares of restricted stock will vest on March 1, 2013, 44,289 on March 1, 2014 and 8,156 on March 1, 2015.
(10)	All or a portion of 42,882 shares will vest on August 15, 2015 if specified performance goals and service periods are met and up to 200% of 24,467 will vest on March 1, 2015 based on achievement of specified performance goals and service periods.
(11)	24,552 shares of restricted stock will vest on March 1, 2013, 24,881 on March 1, 2014, 6,525 on March 1, 2015, and 15,000 on June 1, 2015.
(12)	All or a portion of 26,801 shares will vest on August 15, 2015 if specified performance goals and service periods are met and up to 200% of 6,525 will vest on March 1, 2015 based on achievement of specified performance goals and service periods.
(13)	These warrants vested on May 12, 2010
(14)	9,461 shares of restricted stock will vest on March 1, 2015.
(15)	All or a portion of 42,882 shares will vest on August 15, 2015 if specified performance goals and service periods are met and up to 200% of 9,461 will vest on March 1, 2015 based on achievement of specified performance goals and service periods
(16)	67,984 options vested on May 12, 2010, 22,661 options vested on September 1, 2010 and 22,662 vested on May 12, 2011.

Option Exercises and Shares Vested in Fiscal Year 2012

The following table summarizes information underlying each exercise of stock options or warrants or vesting of restricted stock for each named executive officer in 2012.

	Option Awards			Shares Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
W. Marston Becker	—	—		54,795	1,294,258
Joseph W. Roberts	8,845	14,644	(2)	35,616	841,250
Peter A. Minton				26,849	634,173
Adam C. Mullan	—	—		15,288	361,103
D. Andrew Cook	—	—		—	—

(1)	Reflects the value of the shares that vested based on the closing price of our common shares on the applicable vesting date(s) (or, if the stock market was closed on a vesting date, the closing price on the preceding trading day).
(2)	Reflects the value of the options exercised based on the difference between the closing price of our common shares on the trading day prior to the exercise date and the applicable exercise price.

Pension Benefits

We do not provide defined benefit pension plan benefits to our named executive officers.

Non-Qualified Deferred Compensation as of December 31, 2012

We maintain four nonqualified deferred compensation plans in which certain named executive officers of Alterra Capital who are U.S. taxpayers participate: the Excess Benefit Plan, the Top Hat Plan, the Deferred Compensation Plan for U.S. Citizens and the Harbor Point Limited Deferred Compensation Plan. These plans were originally established to provide employer contributions in excess of the Code limits imposed on our 401(k) plans and/or to permit eligible executives to defer receipt of compensation until a future date. However, as a result of tax law changes, in particular those enacted under Code Section 457A in 2008, on or prior to December 31, 2008 (1) the Excess Benefit Plan, the Top Hat Plan, and the Deferred Compensation Plan were amended such that those named executive officers that would otherwise participate in these plans are no longer eligible to receive employer contributions and/or defer additional compensation under these plans, and (2) the Harbor Point Limited Deferred Compensation Plan was amended to prohibit future employer contributions and compensation deferrals for executives that provide services from our Bermuda office.

The following table shows information about the participation by each named executive officer in our nonqualified deferred compensation plans in 2012.

Name	Executive Contributions in 2012 ($)	Company Contributions ($)	Aggregate Earnings in 2012 ($)		Aggregate Withdrawals / Distributions ($)	Aggregate Balance at 12/31/12 ($)
W. Marston Becker(1)	—	—	10,970	(2)	—	181,589	(3)
Joseph W. Roberts(4)	—	—	—		—	—
Peter A. Minton(1)	—	—	(2,687	)(5)	—	3,073,705	(6)
Adam C. Mullan (4)	—	—	—		—	—
D. Andrew Cook(4)	—	—	—		—	—

(1)	During 2012, Messrs Becker and Minton did not make contributions to our nonqualified deferred compensation plans.

(2)	Reflects earnings of $9,149 with respect to amounts credited to our Excess Benefit Plan and earnings of $1,821 with respect to amounts credited to our Top Hat Plan.
(3)	Reflects a balance of $151,366 in our Excess Benefit Plan and $ 30,223 in our Top Hat Plan.
(4)	Messrs. Roberts, Mullan and Cook were not eligible to participate in any non-qualified deferred compensation plans during 2012 since they are not U.S. citizens.
(5)	Reflects earnings of $11 with respect to amounts credited to our Excess Benefit Plan, earnings of $80 with respect to amounts credited to our Top Hat Plan and earnings of ($2,779) with respect to amounts credited to our Deferred Compensation Plan for U.S. Citizens.
(6)	Reflects a balance of $110,677 in our Excess Benefit Plan, $802,492 in our Top Hat Plan and $2,160,536 in our Deferred Compensation Plan for U.S. Citizens.

Potential Payments Upon Termination or Change-in-Control

W. Marston Becker. Pursuant to the terms of the employment agreement for Mr. Becker, in the event that his employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (1) accrued but unpaid base salary; (2) earned but unpaid bonus; (3) vested benefits under our employee benefit plans; (4) accrued vacation pay; and (5) any earned but unpaid annuity payment (as defined under Employment Agreements ).

In the event of a termination for Cause (defined below), all payments, contributions and other benefits to which Mr. Becker is entitled under his employment agreement will cease immediately, with the exception of any accrued amounts, and any time-vesting or performance-vesting awards granted to Mr. Becker will be treated in accordance with their terms.

In the event that Mr. Becker voluntarily terminates his employment, all payments, contributions and other benefits to which he is entitled under his employment agreement will cease immediately, with the exception of any accrued amounts, and any time-vesting or performance-vesting awards granted to Mr. Becker will be treated in accordance with their terms. Mr. Becker may voluntarily terminate his employment without Good Reason (as defined below) and other than due to Retirement (as defined below) or on the expiration date of his employment agreement by giving us 90 days’ advance written notice of such termination.

In the event of Mr. Becker’s termination of employment due to disability or death, in addition to the accrued amounts, Mr. Becker (or Mr. Becker’s estate, beneficiary or beneficiaries, as the case may be) will be entitled to receive the following payments: (1) a cash payment equal to the sum of (a) Mr. Becker’s base salary plus (b) the greater of (i) the annual cash bonus for the immediately preceding calendar year and (ii) the target annual cash bonus for the then current calendar year, payable within 60 days after the termination date; (2) a pro-rata portion of the annual cash bonus for the year of termination, as determined by our board of directors, payable within 60 days after the termination date; (3) payment of all remaining installment payments (as previously described above under Employment Agreements), payable on the scheduled installment payment dates, which we refer to as the Annuity Payments; (4) accelerated vesting of any time-vesting awards; and (5) any time-based vesting restrictions on performance-vesting awards will lapse, but any performance hurdle requirements will continue pursuant to the terms of the grant.

In the event Mr. Becker’s employment is terminated by the Company without Cause other than during the 12-month period following a change-in-control or by Mr. Becker for Good Reason other than during the 12-month period following a change-in-control, in addition to any accrued amounts, Mr. Becker will be entitled to receive: (1) severance pay equal to two times the sum of (a) Mr. Becker’s base salary plus (b) the greater of (i) the annual cash bonus for the immediately preceding calendar year and (ii) the target annual cash bonus for the then current calendar year, paid in 12 equal monthly installments beginning following the 65th day after the termination date; (2) a pro-rata portion of the annual cash bonus for the year of termination, as determined by our board of directors, payable following the 65th day after the termination date; (3) payment of all remaining Annuity Payments, payable following the 65th day after the termination date; (4) accelerated vesting of any time-vesting awards; and (5) any time-based vesting restrictions on performance-vesting awards will lapse, but any performance hurdle requirements will continue pursuant to the terms of the grant.

Mr. Becker’s employment agreement will terminate on the January 1, 2014 expiration date unless we mutually agree otherwise with Mr. Becker. If the employment agreement expires and if Mr. Becker’s employment terminates on the expiration date, in addition to the accrued amounts, Mr. Becker will be entitled to receive: (1) severance pay equal to the sum of (a) Mr. Becker’s base salary plus (b) the greater of (i) the annual cash bonus for the immediately preceding calendar year and (ii) the target annual cash bonus for the then current calendar year, paid in 12 equal monthly installments beginning following the 65th day after the termination date; (2) the annual cash bonus for the preceding calendar year, as determined by our board of directors, payable following the 65th day after the termination date; (3) payment of the cash equivalent value of the annual long-term incentive award that would have been awarded with respect to the preceding calendar year as determined by our board of directors; (4) payment of the remaining Annuity Payment on January 1, 2014; (5) accelerated vesting of time-vesting awards; and (6) any time-based vesting restrictions on performance-vesting awards will lapse, but any performance hurdle requirements will continue pursuant to the terms of the grants.

If we notify Mr. Becker of our wishes to continue to employ Mr. Becker after the expiration date on substantially similar terms but Mr. Becker notifies us that he does not wish to continue to be employed by us, and if Mr. Becker’s employment terminates on the expiration date, in addition to the accrued amounts, Mr. Becker will be entitled to receive: (1) severance pay equal to his base salary, paid in 12 equal monthly installments beginning following the 65th day after the termination date; (2) the annual cash bonus for the preceding calendar year, as determined by our board of directors, payable following the 65th day after the termination date; (3) payment of the cash equivalent value of the annual long-term incentive award that would have been awarded with respect to the preceding calendar year, as determined by our board of directors; (4) payment of the remaining Annuity Payment on January 1, 2014; (5) accelerated vesting of time-vesting awards; and (6) any time-based vesting restrictions on performance-vesting awards will lapse, but any performance hurdle requirements will continue pursuant to the terms of the grants.

In the event Mr. Becker retires upon at least 120 days notice, without Good Reason, on or prior to the January 1, 2014 expiration date, in addition to the accrued amounts, Mr. Becker will be entitled to the following severance benefits: (1) severance pay equal to his base salary, paid in 12 equal monthly installments beginning following the 65th day after the termination date; (2) a pro-rata portion of the annual cash bonus for the year of termination as determined by our board of directors, payable following the 65th day after the termination date; (3) accelerated vesting of time-vesting awards; (4) any time-based vesting restrictions on performance-vesting awards will lapse, but any performance hurdle requirements will continue pursuant to the terms of the grants; and (5) if Mr. Becker’s date of retirement is the expiration date, (a) payment of the remaining Annuity Payment, which will be paid on January 1, 2014; (b) the annual cash bonus for the preceding calendar year, as determined by our board of directors, payable following the 65th day after the termination date; and (c) payment of the cash equivalent value of the annual long-term incentive award that would have been awarded with respect to the preceding calendar year as determined by our board of directors.

In the event that Mr. Becker’s employment is terminated by the Company without Cause during the 12 month period following a change-in-control or by Mr. Becker for Good Reason during the 12 month period following a Change-in-Control, in addition to any accrued amounts, Mr. Becker will be entitled to receive the following severance benefits: (1) severance pay equal to two and one-half times the sum of (a) Mr. Becker’s base salary plus (b) the greater of (i) the annual cash bonus for the immediately preceding calendar year and (ii) the target annual cash bonus for the then current calendar year, provided, however, that if such termination occurs during the 2013 calendar year, the severance amount would be equal to two and one-half times the sum of (x) Mr. Becker’s base salary plus (y) his target annual cash bonus for the 2013 calendar year, in any case paid in 12 equal monthly installments beginning following the 65th day after the termination date; (2) a pro-rata portion of the annual cash bonus for the year of termination, as determined by our board of directors, payable following the 65th day after the termination date; (3) payment of all remaining Annuity Payments, paid following the 65th day after the termination date; (4) accelerated vesting of time-vesting awards; and (5) any time-based vesting restrictions on performance-vesting awards will lapse, any performance hurdle requirements will be deemed achieved at their maximum level under their terms, and such awards will be paid to Mr. Becker on the 65th day following the termination date.

Assuming Mr. Becker’s employment terminated or there was a change-in-control on December 31, 2012, such payments and benefits have an estimated value of:

Event	Pro-rated Bonus(1)	Total Cash Severance		Annuity Payments		Value of Accelerated Equity(2)		Total
Termination without Cause or for Good Reason	3,450,000	5,980,000	(3)	—		8,434,617	(4)	17,864,617
Termination upon Death or Disability	3,450,000	2,990,000	(5)	1.500,000	(6)	12,750,703	(7)	20,690,703
Termination for Cause or without Good Reason	—	—		—		—		—
Termination without Cause or for Good Reason following a Change-in-Control	3,450,000	7,475,000	(8)	1,500,000	(6)	14,498,004	(9)	26,923,004
Voluntary Termination	—	—		—		—	(10)	—
Termination upon Retirement	3,450,000	1,150,000	(11)	—		8,434,617	(4)	13,034,617
Change-in-Control Only	—	—		—		$2,799,013	(12)	$2,799,013

(1)	Assumes that pro-rated bonus equals actual cash bonus for 2012 performance.
(2)	Calculated as the number of shares of restricted stock vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2012 ($28.19).
(3)	Calculated as two times the sum of (1) Mr. Becker’s base salary in effect on December 31, 2012 and (2) the greater of (a) cash bonus paid to Mr. Becker with respect to the fiscal year ended December 31, 2011, and (b) Mr. Becker’s target cash bonus in effect for the 2012 fiscal year.
(4)	Calculated assuming full vesting of all unvested restricted stock awards, excluding performance-based awards. Additionally, restricted stock awards that are subject to the achievement of specified performance goals would continue to vest in accordance with their original vesting schedule (these awards, which are not included in the figures above, would have a value of $4,316,086 based on the closing price of our common shares on December 31, 2012 and assuming target performance goals were achieved).
(5)	Calculated as the sum of (1) Mr. Becker’s base salary in effect on December 30, 2012 and (2) the greater of (a) cash bonus paid to Mr. Becker with respect to the fiscal year ended December 31, 2011, and (b) Mr. Becker’s target cash bonus in effect for the 2012 fiscal year.
(6)	Reflects the value of the two remaining annuity payments provided for in Mr. Becker’s employment agreement as of December 31, 2012.
(7)	Calculated assuming full vesting of unvested restricted stock, including performance-based awards as if target performance goals were achieved.
(8)	Calculated as two and one-half times the sum of (1) Mr. Becker’s base salary in effect on December 31, 2012 and (2) the greater of (a) cash bonus paid to Mr. Becker with respect to the fiscal year ended December 31, 2011, and (b) Mr. Becker’s target cash bonus in effect for the 2012 fiscal year.
(9)	Calculated assuming full vesting of all unvested restricted stock awards, including the 2012 performance-based award at the maximum performance level.
(10)	Restricted stock awards, including performance-based awards, continue to vest in accordance with their original vesting schedule as a result of Mr. Becker qualifying for the retirement provisions of such awards. Calculated using the closing price of our common shares on December 31, 2012 ($28.19), the unvested awards have a value of $12,750,703.
(11)	Calculated as one times Mr. Becker’s base salary in effect on December 31, 2012.

(12)	Mr. Becker is generally entitled to vesting of his equity awards granted prior to 2011 upon a change-in-control, excluding awards that vest subject to achievement of performance goals (since acceleration is subject to our Compensation Committee’s discretion). Calculation assumes that our Compensation Committee does not approve the acceleration of performance-based awards since there is no termination of employment.

Joseph W. Roberts. Pursuant to the terms of the employment agreement for Mr. Roberts, in the event that his employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (1) accrued but unpaid base salary; (2) accrued but unused vacation pay; and (3) reimbursement for previously incurred reasonable business expenses. Mr. Roberts will also be entitled to any other rights, compensation and benefits that may be due to him in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event that Mr. Roberts’ employment is terminated by us without Cause (as defined below) or by Mr. Roberts for Good Reason (as defined below), in addition to the accrued amounts set forth above, Mr. Roberts will receive any accrued but unpaid bonus, a pro-rated bonus (reflecting both the cash and restricted stock bonus components) payable for the year of termination of employment and regular severance in an amount equal to the sum of his then current annual base salary and the bonus (reflecting both the cash and restricted stock bonus components) last paid or payable to him in respect of the last completed fiscal year preceding termination. The regular severance is payable in 12 substantially equal monthly installments and is contingent upon Mr. Roberts’ execution and non-revocation of a general release of claims in our favor. The pro-rated bonus for the year of termination is payable no later than March 15th of the calendar year following the year of Mr. Roberts’ termination.

Notwithstanding the foregoing, in the event that Mr. Roberts’ employment is terminated by us without Cause or by him for Good Reason in connection with, upon the occurrence of, or within 12 months following a change-in-control (as defined below), then in lieu of the above regular severance amount, Mr. Roberts will receive enhanced severance in an amount equal to two times the sum of his then current annual base salary and target bonus (reflecting both the cash and restricted stock bonus components). The enhanced severance is payable in a lump sum. The regular or enhanced severance payments are made (or begin, in the case of installments) upon the expiration of the applicable release revocation period or six months following the date of Mr. Roberts’ termination in the event that we determine that he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments).

In the event that Mr. Roberts’ employment terminates because we provide him with notice of our intent not to renew the term of his employment agreement, in addition to the accrued amounts set forth above, we will continue to pay Mr. Roberts his then current base salary for six months following his termination, contingent upon his execution and non-revocation of a general release of claims in our favor. Payment of Mr. Roberts’ continued base salary will begin upon the expiration of the applicable release revocation period unless we determine he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A, in which case the continued base salary will be paid in lump sum six months following Mr. Roberts’ termination.

In the event that Mr. Roberts’ employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, Mr. Roberts or his beneficiaries will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which his employment terminates.

In the event that Mr. Roberts’ employment terminates due to his retirement, in addition to the accrued amounts set forth above, he will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which he retires. Payment of the pro-rata bonus is contingent on Mr. Roberts not engaging in employment, consulting, directorships or certain other relationships without the consent of our board of directors.

Assuming Mr. Roberts’ employment terminated or there was a change-in-control under each of the circumstances described above on December 31, 2012, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	1,575,000	(2)	1,650,000	(3)	2,040,223	(4)	5,265,223
Termination upon Death or Disability	1,575,000	(2)	—		3,239,905	(5)	4,814,905
Termination upon six months notice of Non-renewal of Employment Agreement by Employee	—		—		—		—
Termination upon six months notice of Non-renewal of Employment Agreement by Employer	—		262,500	(6)	—		262,500
Termination for Cause or Without Good Reason	—		—		—		—
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change-in-Control	1,575,000	(2)	3,675,000	(7)	3,532,968	(8)	8,782,968
Termination upon Retirement (not eligible as of December 31, 2012)	—		—		—		—
Change-in-Control Only	—		—		860,049	(9)	860,049

(1)	Calculated as the number of shares of restricted stock vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2012 ($28.19).
(2)	Assumes that the pro-rated bonus equals actual bonus for 2012 performance.
(3)	Calculated as the sum of (1) Mr. Roberts’ base salary in effect on December 31, 2012 and (2) the bonus paid to Mr. Roberts with respect to the fiscal year ended December 31, 2011.

(4)	Calculated assuming full vesting of all unvested restricted stock awards excluding performance-based awards. Additionally, restricted stock awards that are subject to the achievement of specified performance goals would continue to vest in accordance with their original vesting schedule (these awards, which are not included in the figures above, would have a value of $ 1,199,682 based on the closing price of our common shares on December 31, 2012 and assuming target performance goals were achieved).
(5)	Calculated assuming full vesting of unvested shares of restricted stock, including performance-based awards as if target performance goals were achieved.
(6)	Calculated as six months of Mr. Roberts’ then-current base salary.
(7)	Calculated as two times the aggregate of (1) Mr. Roberts’ then-current base salary and (2) Mr. Roberts’ then-current target bonus. Assumes target bonus equals 250% of current base salary.
(8)	Calculated assuming that all unvested restricted stock awards fully vest, including the 2012 performance-based award at the maximum performance level. Calculation assumes that our Compensation Committee approves the acceleration of the 2010 performance-based award as if the target performance goal were achieved since there is a termination of employment, which would otherwise continue to vest in accordance with their original vesting schedule subject to the achievement of specified performance goals.
(9)	Mr. Roberts is generally entitled to vesting of his equity awards granted prior to 2011 upon a change-in-control, excluding awards that vest subject to achievement of performance goals (since acceleration is subject to our Compensation Committee’s discretion). Calculation assumes that our Compensation Committee does not approve the acceleration of performance-based awards since there is no termination of employment.

Peter A. Minton. Pursuant to the terms of Mr. Minton’s stay agreement and his employment agreement, in the event that his employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (1) accrued but unpaid base salary; (2) accrued but unused vacation pay; and (3) reimbursement for previously incurred reasonable business expenses. Mr. Minton will also be entitled to any other rights, compensation and benefits that may be due to him in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event of a non-renewal of the employment agreement by us prior to April 1, 2013 or the termination of Mr. Minton’s employment by us without Cause (as defined below) prior to April 1, 2013 or by Mr. Minton for Good Reason (as defined below) prior to April 1, 2013, in each case where such termination is not in connection with, or upon the occurrence of, or within 12 months following a change-in-control, Mr. Minton shall be entitled to regular severance in an amount equal to the sum of his then current annual base salary and the bonus (reflecting both the cash and restricted stock bonus components) last paid or payable to Mr. Minton in respect of the last completed fiscal year preceding termination, which we refer to as the Regular Severance Amount, plus an additional severance payment, which we refer to as the Additional Severance Payment, equal to the amount by which two times the sum of (1) his then-current base salary and

(2) 250% of his then-current base salary exceeds the Regular Severance Amount. The Regular Severance Amount is payable in 12 substantially equal monthly installments commencing upon the expiration of the applicable release revocation period or six months following the date of the executive’s termination in the event that we determine that Mr. Minton is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments). These payments are contingent upon Mr. Minton’s execution and non-revocation of a general release of claims in our favor. The Additional Severance Payment shall be payable in 12 substantially equal monthly installments commencing on the first payroll date following the one-year anniversary of Mr. Minton’s termination of employment. If we deliver a notice of non-renewal of the employment agreement that would be effective on or after April 1, 2013 or Mr. Minton’s employment is terminated by us without Cause on or after April 1, 2013 or by Mr. Minton for Good Reason on or after April 1, 2013, he shall not be entitled to the Additional Severance Payment.

In the event of a non-renewal of the employment agreement by us that would be effective prior to April 1, 2013 or the termination of Mr. Minton’s employment by us without Cause (as defined below) prior to April 1, 2013 or by Mr. Minton for Good Reason (as defined below) prior to April 1, 2013, in each case in connection with, or upon the occurrence of, or within 12 months following, a change-in-control, Mr. Minton shall be entitled to two times the sum of (1) his then-current base salary and (2) 250% of his then-current base salary, which shall be payable in one lump sum payment within ten (10) days of (a) the 60th day following separation from service or (b) the date six months following the date of Mr. Minton’s termination in the event that we determine that he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A.

Pursuant to the stay agreement, Mr. Minton is not entitled to terminate his employment for Good Reason (as defined below) in connection with the Amalgamation as a result of any (1) material and adverse change to his duties or authority which is inconsistent with his title and position, (2) diminution of his title or position or (3) relocation of his office outside of Bermuda, but he may terminate his employment for Good Reason (as defined below) as a result of a reduction of his base salary, a reduction of his target cash bonus below 50% of salary or a breach of his employment agreement by us. Additionally, any termination of Mr. Minton’s employment for any reason on or after May 12, 2011 shall not be deemed to be “in connection with” the Amalgamation.

In the event that Mr. Minton’s employment is terminated on or after April 13, 2013 by us without Cause (as defined below) or by Mr. Minton for Good Reason (as defined below), in addition to the accrued amounts set forth above, he will receive any accrued but unpaid bonus, a pro-rated bonus (reflecting both the cash and restricted stock bonus components) payable for the year of termination of employment and regular severance in an amount equal to the sum of Mr. Minton’s then current annual base salary and the bonus (reflecting both the cash and restricted stock bonus components) last paid or payable to Mr. Minton in respect of the last completed fiscal year preceding termination. The regular severance is payable in 12 substantially equal monthly installments and is contingent upon Mr. Minton’s execution and non-revocation of a general release of claims in our favor. The pro-rated bonus for the year of termination is payable no later than March 15th of the calendar year following termination.

Notwithstanding the foregoing, in the event that Mr. Minton’s employment is terminated on or after April 13, 2013 by us without Cause (as defined below) or by him for Good Reason (as defined below) in connection with, upon the occurrence of, or within 12 months following a change-in-control (as defined below), then in lieu of the above regular severance amount, Mr. Minton will receive enhanced severance in an amount equal to two times the sum of his then current annual base salary and target bonus (reflecting both the cash and restricted stock bonus components). The enhanced severance is payable in a lump sum, but the portion of the enhanced severance that is equal to the regular severance is only payable in lump sum if Mr. Minton’s employment is terminated within 12 months following a change-in-control that constitutes a “change-in-control event” within the meaning of Code Section 409A. Otherwise, that portion of the enhanced severance is payable in monthly installments as set forth above. The regular or enhanced severance payments are made (or begin, in the case of installments) on the 60th day following Mr. Minton’s termination or six months following the date of Mr. Minton’s termination in the event that we determine that he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments).

In the event that Mr. Minton’s employment terminates because we provide him with notice of our intent not to renew the term of his employment agreement, in addition to the accrued amounts set forth above, we will continue to pay Mr. Minton his then current base salary for six months following his termination, contingent upon his execution and non-revocation of a general release of claims in our favor. Payment of Mr. Minton’s continued base salary will begin on the 60th day following Mr. Minton’s termination unless we determine he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A, in which case the continued base salary will be paid in lump sum six months following Mr. Minton’s termination.

In the event that Mr. Minton’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, Mr. Minton or his beneficiaries will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which his employment terminates.

In the event that Mr. Minton’s employment terminates due to his retirement, in addition to the accrued amounts set forth above, he will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which he retires. Payment of the pro-rata bonus is contingent on Mr. Minton not engaging in employment, consulting, directorships or certain other relationships without the consent of our board of directors.

Assuming Mr. Minton’s employment terminated under each of the circumstances described above on December 31, 2012, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	—		5,180,000	(3)	3,042,575	(4)	8,222,575
Termination upon Death or Disability	1,850,000	(2)	—		4,941,143	(5)	6,791,143
Termination upon six months notice of Non-renewal of Employment Agreement by Employee	—		—		—		—
Termination upon six months notice of Non-renewal of Employment Agreement by Employer	—		5,180,000	(3)	—		5,180,000
Termination for Cause or without Good Reason	—		—		—		—
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change-in-Control	1,850,000	(2)	5,180,000	(3)	5,630,868	(6)	12,660,868
Termination upon Retirement	1,850,000	(2)	—		—		1,850,000
Change-in-Control Only	—		—		1,564,150	(7)	1,564,150

(1)	Calculated as the number of shares of restricted stock vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2012 ($28.19).
(2)	Assumes that pro-rated bonus equals actual bonus for 2012 performance.
(3)	Calculated as two times the sum of (1) Mr. Minton’s then current base salary and (2) Mr. Minton’s then current target bonus. Assumes target bonus equals 250% of current base salary.
(4)	Calculated assuming full vesting of all unvested restricted stock awards, excluding performance-based awards. Additionally, restricted stock awards that are subject to the achievement of specified performance goals would continue to vest in accordance with their original vesting schedule (these awards, which are not included in the figures above, would have a value of $ 1,898,568 based on the closing price of our common shares on December 31, 2012 and assuming target performance goals were achieved).
(5)	Calculated assuming full vesting of unvested restricted stock awards, including performance-based awards as if target performance goals were achieved.
(6)	Calculated assuming that all unvested restricted stock awards fully vest, including the 2012 performance-based award at the maximum performance level. Calculation assumes that our Compensation Committee approves the acceleration of the 2010 performance-based award as if the target performance goal were achieved since there is a termination of employment, which would otherwise continue to vest in accordance with their original vesting schedule subject to achievement of specified performance goals.
(7)	Mr. Minton is generally entitled to vesting of his equity awards granted prior to 2011 upon a change-in-control, excluding awards that vest subject to achievement of performance goals (since acceleration is subject to our Compensation Committee’s discretion). Calculation assumes that our Compensation Committee does not approve the acceleration of performance-based awards since there is no termination of employment.

On January 14, 2013, Mr. Minton notified the Company that he would resign his employment effective as of April 1, 2013 pursuant to the terms of his stay agreement. Pursuant to the terms of the stay agreement, upon his resignation, Mr. Minton will become entitled to receive severance in an amount equal to two times the sum of his annual base salary plus target bonus, which will be paid in twenty-four equal monthly installments in accordance with our normal payroll practices, subject to any required delay under Code Section 409A. Based on Mr. Minton’s current annual base salary of $740,000 and current target bonus of $1,850,000, the severance payment is estimated to be equal to $5,180,000. In addition, the stay agreement provides that upon his resignation certain unvested restricted shares held by Mr. Minton will continue to vest provided that Mr. Minton adheres to the terms of the stay agreement and the continued vesting provisions of the underlying award agreements. The would have a value of $4,422,024 based on the closing price of our common shares on December 31, 2012 and assuming maximum performance goals were achieved. Mr. Minton will be subject to non-compete and non-solicit restrictions for a period of twelve months following his resignation.

Adam C. Mullan. Pursuant to the terms of the employment agreement for Mr. Mullan, in the event that his employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (1) accrued but unpaid base salary; (2) accrued but unused vacation pay; and (3) reimbursement for previously incurred reasonable business expenses. Mr. Mullan will also be entitled to any other rights, compensation and benefits that may be due to him in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event that Mr. Mullan’s employment is terminated by us without Cause (as defined below) or by Mr. Mullan for Good Reason (as defined below), in addition to the accrued amounts set forth above, Mr. Mullan will receive any accrued but unpaid bonus, a pro-rated bonus (reflecting both the cash and restricted stock bonus components) payable for the year of termination of employment and regular severance in an amount equal to the sum of his then current annual base salary and the bonus (reflecting both the cash and restricted stock bonus components) last paid or payable to him in respect of the last completed fiscal year preceding termination. The regular severance is payable in 12 substantially equal monthly installments and is contingent upon Mr. Mullan’s execution and non-revocation of a general release of claims in our favor. The pro-rated bonus for the year of termination is payable no later than March 15th of the calendar year following the year of Mr. Mullan’s termination.

Notwithstanding the foregoing, in the event that Mr. Mullan’s employment is terminated by us without Cause or by him for Good Reason in connection with, upon the occurrence of, or within 12 months following a change-in-control (as defined below), then in lieu of the above regular severance amount, Mr. Mullan will receive enhanced severance in an amount equal to two times the sum of his then current annual base salary and target bonus (reflecting both the cash and restricted stock bonus components). The enhanced severance is payable in a lump sum. The regular or enhanced severance payments are made (or begin, in the case of installments) upon the expiration of the applicable release revocation period or six months following the date of Mr. Mullan’s termination in the event that we determine that he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A (with the first payment being a lump sum equal to the aggregate payments that would have been made during the prior six-month period, in the case of installments).

In the event that Mr. Mullan’s employment terminates because we provide him with notice of our intent not to renew the term of his employment agreement, in addition to the accrued amounts set forth above, we will continue to pay Mr. Mullan his then current base salary for six months following his termination, contingent upon his execution and non-revocation of a general release of claims in our favor. Payment of Mr. Mullan’s continued base salary will begin upon the expiration of the applicable release revocation period unless we determine he is a “specified employee” and the severance is “nonqualified deferred compensation” within the meaning of Code Section 409A, in which case the continued base salary will be paid in lump sum six months following Mr. Mullan’s termination.

In the event that Mr. Mullan’s employment terminates due to his death or disability (as defined below), in addition to the accrued amounts set forth above, Mr. Mullan or his beneficiaries will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which his employment terminates.

In the event that Mr. Mullan’s employment terminates due to his retirement, in addition to the accrued amounts set forth above, he will receive any accrued but unpaid bonus and a pro-rata bonus (reflecting both the cash and restricted stock bonus components) for the year in which he retires. Payment of the pro-rata bonus is contingent on Mr. Mullan not engaging in employment, consulting, directorships or certain other relationships without the consent of our board of directors.

Assuming Mr. Mullan’s employment terminated or there was a change-in-control under each of the circumstances described above on December 31, 2012, such payments and benefits have an estimated value of:

Event	Pro-Rated Bonus		Total Cash Severance		Value of Accelerated Equity(1)		Total
Termination without Cause or for Good Reason	900,000	(2)	1,248,554	(3)	2,000,306	(4)	4,148,860
Termination upon Death or Disability	900,000	(2)	—		2,939,766	(5)	3,839,766
Termination upon six months notice of Non-renewal of Employment Agreement by Employee	—		—		—		—
Termination upon six months notice of Non-renewal of Employment Agreement by Employer	—		261,777	(6)	—		261,777
Termination for Cause or Without Good Reason	—		—		—		—
Termination without Cause or for Good Reason in connection, upon the occurrence of, or within 12 months following a Change-in-Control	900,000	(2)	3,664,879	(7)	3,123,706	(8)	7,688,584
Termination upon Retirement (not eligible as of December 31, 2012)	—		—		—		—
Change-in-Control Only	—		—		692,121	(9)	692,121

(1)	Calculated as the number of shares of restricted stock vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2012 ($28.19).
(2)	Assumes that the pro-rated bonus equals actual bonus for 2012 performance.
(3)	Calculated as the sum of (1) Mr. Mullan’s base salary in effect on December 31, 2012 and (2) the bonus paid to Mr. Mullan with respect to the fiscal year ended December 31, 2011.
(4)	Calculated assuming full vesting of all unvested restricted stock awards excluding performance-based awards. Additionally, restricted stock awards that are subject to the achievement of specified performance goals would continue to vest in accordance with their original vesting schedule (these awards, which are not included in the figures above, would have a value of $ 1,199,682 based on the closing price of our common shares on December 31, 2012 and assuming target performance goals were achieved).
(5)	Calculated assuming full vesting of unvested shares of restricted stock, including performance-based awards as if target performance goals were achieved.
(6)	Calculated as six months of Mr. Mullan’s then-current base salary.
(7)	Calculated as two times the aggregate of (1) Mr. Mullan’s then-current base salary and (2) Mr. Mullan’s then-current target bonus. Assumes target bonus equals 250% of current base salary.
(8)	Calculated assuming that all unvested restricted stock awards fully vest, including the 2012 performance-based award at the maximum performance level. Calculation assumes that our Compensation Committee approves the acceleration of the 2010 performance-based award as if the target performance goal were achieved since there is a termination of employment, which would otherwise continue to vest in accordance with their original vesting schedule subject to the achievement of specified performance goals.
(9)	Mr. Mullan is generally entitled to vesting of his equity awards granted prior to 2011 upon a change-in-control, excluding awards that vest subject to achievement of performance goals (since acceleration is subject to our Compensation Committee’s discretion). Calculation assumes that our Compensation Committee does not approve the acceleration of performance-based awards since there is no termination of employment.

D. Andrew Cook. Pursuant to the terms of the employment agreement for Mr. Cook, in the event that his employment terminates for any reason, he is generally entitled to receive the following accrued amounts: (1) accrued but unpaid base salary, (2) for termination of employment prior to May 12, 2012, a pro-rated bonus with respect to the year of termination based on actual performance results, and (3) any other amounts payable and benefits accrued in accordance with the terms and provisions of any of our agreements, plans or programs.

In the event that Mr. Cook’s employment is terminated by us without Cause (as defined below) or by Mr. Cook for Good Reason (as defined below), in addition to the accrued amounts set forth above, he will receive any accrued but unpaid bonus, severance in an amount equal to his then current annual base salary for a period of 24 months (or 12 months if such termination occurs in the final year of the employment agreement), continued housing allowance for two months and group health insurance coverage during the severance period at the Company’s expense, contingent upon Mr. Cook’s execution and non-revocation of a general release of claims in our favor.

Assuming that Mr. Cook’s employment terminated or there was a change-in-control under each of the circumstances set forth in the chart below on December 31, 2012, Mr. Cook would be entitled to payments and benefits having an estimated value of:

Event	Pro-Rated Bonus(1)	Total Cash Severance		Value of Accelerated Equity(2)		Value of Health Care		Total
Termination without Cause or for Good Reason	300,000	615,000	(3)	266,706	(4)	18,993	(5)	1,200,699
Termination upon Death or Disability	300,000	—		1,742,255	(6)			2,042,255
Termination for Cause or without Good Reason	—	—		—				—
Termination without Cause or for Good Reason following a Change-in-Control	300,000	615,000	(3)	2,008,960	(7)	18,993	(5)	2,942,953
Termination upon Retirement	300,000	—		—				300,000
Change-in-Control only	—	—		—				—

(1)	Assumes that pro-rated bonus equals actual cash bonus for 2012 performance.
(2)	Calculated as the number of shares of restricted stock vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2012 ($28.19).
(3)	Reflects Mr. Cook’s base salary in effect on December 31, 2012 plus a $30,000 housing allowance.
(4)	Calculated assuming full vesting of all unvested restricted stock awards, excluding performance-based awards. Additionally, restricted stock awards that are subject to achievement of specified performance goals would continue to vest in accordance with their original vesting schedule (these awards, which are not included in the figures above, would have a value of $ 1,475,549 based on the closing price of our common shares on December 31, 2012 and assuming target performance goals were achieved).

(5)	Reflects cost of health insurance premiums for 12 months.
(6)	Calculated assuming full vesting of unvested restricted stock, including performance-based awards as if target performance goals were achieved.
(7)	Calculated assuming that all unvested restricted stock awards fully vest, including the 2012 performance-based award at the maximum performance level. Calculation assumes that our Compensation Committee approves the acceleration of the 2010 performance-based award as if the target performance goal were achieved since there is a termination of employment, which would otherwise continue to vest in accordance with their original vesting schedule subject to achievement of specified performance goals.

Employment Agreement Definitions

For purposes of the employment agreements described herein, “Cause” generally means the named executive officer’s (1) drug or alcohol use which impairs his ability to perform his duties, (2) conviction by a court, or plea of “no contest” or guilty to a felony or equivalent, (3) engaging in fraud, embezzlement or any other illegal conduct with respect to us, (4) willful violation of the restrictive covenants set forth in the named executive officer’s employment agreement, (5) willful failure or refusal to perform the duties under the named executive officer’s employment agreement, (6) breach of any material provision of the named executive officer’s employment agreement related to conduct which is not cured, if curable, within 10 days after written notice is given by us to the named executive officer (or in the case of Mr. Becker, 30 days written notice) or (7) willful misconduct that is directly related to the employment relationship and that has a material detrimental effect on us or our affiliates (except in the case of Mr. Becker).

For purposes of the employment agreements described herein, “Good Reason” means any of the following events which is not cured, if curable, within 30 days after the named executive officer has given notice to us of (1) any material and adverse change to his duties or authority which is inconsistent with his title and position as applicable, (2) a reduction of the named executive officer’s base salary or (3) a failure by us to comply with any other material provisions or obligations pursuant to the named executive officer’s employment agreement. For Messrs. Becker, Roberts, Minton and Mullan, a diminution of the named executive officer’s title or position would also constitute Good Reason, and for Messrs. Becker, Roberts and Minton, the relocation of the named executive officer’s office outside of Bermuda would also constitute Good Reason. Good Reason for Mr. Becker may also be triggered upon a material reduction of his annual cash bonus target or corresponding ranges or in the benefits set forth in his employment agreement or for failure to nominate him for re-election to our board of directors. For Messrs. Roberts and Minton, a target bonus below 50% of base salary may also constitute Good Reason under each respective employment agreement.

For purposes of the employment agreements described herein, “disability” generally means if, as a result of incapacity due to physical or mental illness, the named executive officer is substantially unable to perform his duties for an entire period of at least 120 consecutive days (180 days in the case of Mr. Becker) or 180 non-consecutive days within any 365-day period.

For purposes of Messrs. Becker’s, Roberts’, Minton’s and Mullan’s employment agreements, the term “change-in-control” generally means (1) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of Alterra Capital or those of Alterra Bermuda, (2) any person is or becomes, directly or indirectly, the beneficial owner of our securities representing 51% or more of the combined voting power of our then outstanding voting securities, (3) during any period of two consecutive years, individuals who at the beginning of such period constitute our board of directors and any new director whose election to the board of directors or nomination for election to the board of directors by our shareholders was approved by a vote of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved cease for any reason to constitute a majority of the board of directors then in office or (4) our board of directors or our shareholders approve (and, in the case of Mr. Becker, consummate) a merger or consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 80% (50% in the case of Mr. Becker’s agreement) of the total voting power represented by our voting securities immediately after such merger or consolidation (or, in the case of Mr. Becker, other than a transaction after which at least a majority of the board of directors of the resulting entity were members of the incumbent board), or our board of directors or our shareholders approve a plan of complete liquidation or an agreement for the sale or disposition (in one or a series of transactions) of all or substantially all of our assets.

Incentive Plans

Generally, our restricted stock awards granted to our named executive officers under our 2008 Incentive Plan and our restricted stock awards granted under our 2006 Incentive Plan after the Amalgamation provide that, upon termination of the named executive officer’s employment with us, the named executive officer will receive immediate vesting (or continued vesting, as the case may be for performance-based awards) of his restricted stock awards if the termination of employment resulted from (1) his death, (2) termination by us due to the named executive officer’s disability (as defined below), (3) termination by us without Cause (as defined in the applicable incentive plan) or (4) termination by the named executive officer for Good Reason (as defined under Employment Agreement Definitions). Subject to certain limitations, if employment is terminated as a result of the failure of the Bermuda immigration authorities to renew a Bermuda-based named executive officer’s work permit (through no fault of the executive), the named executive officer is eligible to receive full vesting of the outstanding restricted stock awards. For (1) those stock awards granted prior to 2011 with retirement provisions and (2) stock awards granted in 2011 or later, provided our Compensation Committee specifically approves, upon a qualifying retirement the named executive officer’s award vesting schedule will remain unchanged provided that, during the term of the vesting period, the named executive officer does not enter into to any employment, consulting, service or similar arrangements or accept any directorship that has not been pre-approved by our Compensation Committee. If employment of the named executive officer ends for a reason other than those listed in this paragraph, the restricted stock will be forfeited and the named executive officer will have no rights with respect to the award.

Generally, the substitute restricted stock awards granted to our named executive officers under our 2006 Incentive Plan pursuant to the Amalgamation that replaced existing Harbor Point awards provide that, upon termination of the named executive officer’s employment with us, the named executive officer will receive (1) immediate vesting of his restricted stock awards if the termination of employment resulted from his death or termination by us due to the named executive officer’s disability (as defined in our 2006 Incentive Plan), (2) pro-rata vesting based on a factor, the numerator of which is the number of full months elapsed from the original grant date to the termination date and the denominator of which is the number of months in the original vesting period if the termination of employment resulted from (a) termination by us without Cause (as defined in our 2006 Incentive Plan) or (b) termination by the named executive officer for Good Reason (as defined under Employment Agreement Definitions ) and (3) continued vesting of his restricted stock awards if the termination of employment resulted from retirement, provided that, during the term of the continued vesting period, the named executive officer does not enter into to any employment, consulting, service or similar arrangements or accept any directorship that has not been pre-approved by our Compensation Committee. If the employment of with the named executive officer ends for a reason other than those listed in this paragraph, the restricted stock will be forfeited and the named executive officer will have no rights with respect to the award.

Generally, upon a change-in-control, all restrictions, if any, on any stock awards, restricted stock or restricted stock units granted under our incentive plans prior to January 1, 2011 will automatically lapse, except for restricted stock and restricted stock unit awards granted in 2010 that are subject to the achievement of specified performance goals (as the treatment of these awards upon a change-in-control is subject to our Compensation Committee’s discretion). Additionally, upon a termination in connection with a change-in-control without Cause or for Good Reason, the performance-based award granted on March 1, 2012 as part of our annual long-term incentive award will immediately vest at the maximum vesting level possible.

Notwithstanding the termination provisions described above, pursuant to the terms of Mr. Becker’s employment agreement, unvested portions of option and restricted stock awards granted to Mr. Becker (including any awards granted in the future will immediately vest in full upon the occurrence of termination of employment for any reason other than voluntary termination or termination for Cause. Additionally, pursuant to the terms of Mr. Becker’s employment agreement, performance-based restricted stock awards will continue to vest subject to performance results for all termination reasons other than voluntary termination, termination for Cause, and termination in connection with a change-in- control without Cause or for Good Reason. For termination in connection with a change-in-control without Cause or for Good Reason, performance-based awards will accelerate at the maximum vesting level possible.

Compensation Risk Management Disclosure

As discussed in more detail in the Compensation Discussion and Analysis section, our compensation programs are designed to align our employees’ economic interests with our economic interests and those of our shareholders. We consider operating return on equity and growth in book value per share as the primary financial performance measures for our incentive plans, which includes both our annual cash bonus plan and our stock-based long-term incentives.

These measures encourage senior executives, as well as other employees with management responsibility, to focus on performance objectives that are essential to creating shareholder value, including the quality and profitability of our underwriting results and investment and capital management strategies.

These measures are consistent with the measures used by many of our peer companies, and we consider that to be an equally important factor in our need to attract, retain and reward talent for our Company. In addition, our equity ownership guidelines, recoupment policy (each of which is described in the Compensation Discussion and Analysis section) and the fact that a considerable portion of our named executive officers’ compensation is in the form of long-term stock-based incentives, are all designed and calibrated to encourage long-term growth and profitability and to discourage excessive risk taking over the short-term. Moreover, neither our cash bonuses nor our long-term incentive awards are made or determined based on top-line or short-term measures. As a result of this and the mix of short- and long-term performance criteria, our Compensation Committee believes that our executives are not incentivized to employ disproportionately risky growth strategies.

Director Compensation

We currently have 11 directors who are eligible to receive compensation for their services as directors, all of whom are non-employee directors. Mr. Becker does not receive additional compensation for serving as a member of our board of directors.

In accordance with the terms of our 2010 Director Compensation Program, each non-employee director receives a $50,000 annual retainer, the non-executive chairman of the board receives a $100,000 annual retainer, the ARMC chairman receives a $25,000 annual retainer, the Compensation Committee chairman receives a $15,000 annual retainer and each other committee chair receives a $10,000 annual retainer. Non-employee directors are paid board and committee meeting fees of $2,500 per meeting. In addition, to the extent that a director performs specific tasks on behalf of and at the direction of the board, we may compensate such director on a per diem basis in an amount equal to a meeting fee. Each director may elect to receive his or her fees in the form of common shares.

In addition to cash compensation, in accordance with the terms of our 2010 Director Compensation Program, each non-employee director is entitled to an annual grant of either 5,000 shares of restricted stock or 5,000 restricted stock units under our incentive plans. We reimburse directors for usual and customary expenses while on Company business. Our Compensation Committee has the authority, in its discretion, to make grants of restricted stock or restricted stock units to directors upon their election or appointment to our board of directors.

In addition, we reimburse directors for expenses for family members to accompany them to one board meeting per year. The compensation of our directors is reviewed annually and revisions to our non-employee directors’ compensation will be made upon the recommendation of our Compensation Committee.

Director Compensation for Fiscal Year 2012

The following Director Compensation Table summarizes the compensation paid to our non-management directors in 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Share Awards ($)(2)(3)	Total ($)
James D. Carey	85,000	122,000	207,000
K. Bruce Connell	110,000	122,000	232,000
W. Thomas Forrester	82,500	122,000	204,500
Meryl D. Hartzband	80,000	122,000	202,000
Willis T. King, Jr.	100,000	122,000	222,000
James H. MacNaughton	92,500	122,000	214,500
Stephan F. Newhouse	80,000	122,000	202,000
Michael O’Reilly	195,000	122,000	317,000
Andrew H. Rush	92,500	122,000	214,500
Mario P. Torsiello	105,000	122,000	227,000
James L. Zech	92,500	122,000	214,500

(1)	Fees earned or paid in cash are comprised of the following:

Name	Retainer Fee($)	Board Meeting Fee($)	Committee Meeting Fee($)	Fee for service on a subsidiary board($)	Total Fees($)
James D. Carey	50,000	12,500	22,500	—	85,000
K. Bruce Connell	60,000	10,000	15,000	25,000	110,000
W. Thomas Forrester	50,000	12,500	20,000	—	82,500
Meryl D. Hartzband	50,000	12,500	17,500	—	80,000
Willis T. King, Jr.	65,000	12,500	22,500	—	100,000
James H. MacNaughton	50,000	12,500	20,000	10,000	92,500
Stephan F. Newhouse	50,000	10,000	20,000	—	80,000
Michael O’Reilly	170,000	12,500	12,500	—	195,000
Andrew H. Rush	50,000	12,500	30,000	—	92,500
Mario P. Torsiello	75,000	10,000	20,000	—	105,000
James L. Zech	60,000	12,500	20,000	—	92,500

(2)	Stock awards granted in 2012 were granted under our 2008 Incentive Plan and 2006 Incentive Plan. We account for our incentive plan awards under FASB ASC Topic 718. The value in the “Share Awards” column is the full grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718. The grant date fair value was $24.40 per common share. The assumptions used for determining values for the 2012 fiscal year are reflected in Note 14 of the Annual Report.

(3)	The aggregate number of unvested shares of restricted stock held by current non-employee directors on December 31, 2012 was 154,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 28, 2013, with respect to the beneficial ownership, as defined in Rule 13(d) under the Exchange Act, of our common shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by (i) each person known by us to beneficially own, as defined in Rule 13d-3 under the Exchange Act, 5% or more of our outstanding common shares, (ii) each director and nominee for director, (iii) each named executive officer (as defined above under “Compensation Discussion and Analysis”) and (iv) all executive officers, directors and director nominees as a group. As of April 24, 2013, there were 96,321,967 common shares issued and outstanding. For purposes of the following table and the footnotes thereto, the term “currently exercisable” means exercisable as of February 28, 2013 or within 60 days following such date.

Name and Address of Beneficial Owner(1)	Number of Common Shares		Percent of Class(2)
The Trident Funds c/o Stone Point Capital LLC 20 Horseneck Lane Greenwich CT 06853	13,588,382.11	(3)	13.4%
The Chubb Corporation (“Chubb”) 15 Mountain View Road Warren, NJ 07059	12,699,488.79	(4)	12.5%
JPMP Capital Corp. (“JPMP”) and related entities 270 Park Avenue New York, NY 10017	8,498,020	(5)	8.8%
W. Marston Becker	653,443	(6)	*
Joseph W. Roberts	54,160	(7)	*
Peter A. Minton	439,177	(8)	*
Adam C. Mullan	11,784	(9)	*
D. Andrew Cook	295,079	(10)	*
James D. Carey	13,588,382	(11)	13.4%
K. Bruce Connell	14,000	(12)	*
W. Thomas Forrester	0	(13)	*
Meryl D. Hartzband	13,588,382	(14)	13.4%
Willis T. King, Jr.	72,000	(15)	*
James H. MacNaughton	8,000	(16)	*
Stephan F. Newhouse	127,170	(17)	*
Michael O’Reilly	10,000	(18)	*
Andrew Rush	3,776,899	(19)	3.9%
Mario P. Torsiello	5,322	(20)	*
James L. Zech	365,213	(21)	*
All directors, nominees, and executive officers, as a group (22 persons)	19,757,842	(22)	19.8%

*	Less than 1%
(1)	Unless otherwise stated, the address for each beneficial owner is c/o Alterra Capital Holdings Limited, Alterra House, 2 Front Street, Hamilton HM 11, Bermuda.
(2)	Computed on the basis of (1) 96,321,967 common shares outstanding as of April 15, 2013, plus (2) options exercisable within 60 days thereafter plus (3) warrants exercisable within 60 days thereafter. Our bye-laws reduce the total voting power of any U.S. shareholder owning, directly or indirectly, beneficially or otherwise, as described in our bye-laws, 9.5% or more of the common shares to less than 9.5% of the total voting power of our capital stock unless otherwise waived at the discretion of the board of directors.
(3)	Consists of (1) 201,131 common shares held of record or beneficially by Trident III Professionals Fund, L.P. (“Trident III PF”), (2) warrants to acquire 121,307 common shares held by Trident III PF, (3) 8,264,544 common shares held of record or beneficially by Trident III, L.P. (“Trident III”) and (4) warrants to acquire 5,001,399 common shares held by Trident III. Stone Point GP Ltd. (“SPGP”) is the sole general partner of Trident III PF. Trident Capital III, L.P. (“Trident Cap III”) is the sole general partner of Trident III. Stone Point Capital LLC (“SP LLC”) is the manager of Trident III PF and Trident III.
(4)	Includes warrants to acquire 5,145,688 common shares.
(5)	Consists of (1) 4,259,704 common shares held of record or beneficially by J.P. Morgan Partners (BHCA), L.P., (2) 57,329 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Cayman) II, L.P., (3) 617,957 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Cayman) III, L.P., (4) 415,258 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Cayman) IV, L.P., (5) 512,646 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Cayman), L.P., (6) 201,675 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Cayman/Selldown) III, L.P., (7) 144,054 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Cayman/Selldown) IV, L.P., (8) 116,222 common shares held of record or beneficially by J.P. Morgan Partners Global Investors A, L.P., (9) 28,576 common shares held of record or beneficially by J.P. Morgan Partners Global Investors, L.P., (10) 1,200,374 common shares held of record or beneficially by J.P. Morgan Partners Global Investors (Selldown) II-A, L.P. and (11) 944,225 common shares held of record or beneficially by Bear Growth Capital Partners, L.P. (“Bear Growth”). JPMP, a wholly owned subsidiary of JPMorgan Chase & Co., is the indirect general partner of each of the foregoing entities other than Bear Growth. JPMP Master Fund Manager, L.P. is the direct general partner of J.P. Morgan Partners (BHCA), L.P. and JPMP Global Investors, L.P. is the direct general partner of all other such entities and exercises voting and dispositive power with respect to all such entities. BGCP GP, LLC, an indirect wholly owned subsidiary of JPMorgan Chase & Co., is the general partner of Bear Growth. Voting and disposition decisions at JPMP Capital Corp. and BGCP, LLC are made by three or more of its officers, and therefore, no individual officer at JPMP Capital Corp, or BGCP GP, LLC is the beneficial owner of the securities.
(6)	Includes (1) 2,000 common shares owned by the Becker Family Limited Partnership, of which Mr. Becker is a controlling partner, (2) 50,248 shares held in a trust of which Mr. Becker’s spouse is trustee and beneficiary, (3) 129,040 shares held by Becker Holdings I, Corp. of which Mr. Becker is the sole shareholder and officer, (4) 335,000 common shares issuable upon the exercise of options issued under our incentive plans that are currently exercisable and (3) 1,056 common shares acquired under our Employee Stock Purchase Plan for U.S. and non-U.S. Taxpayers, which we refer to as our ESPP, that remain subject to transfer restrictions. Does not include 415,005 shares of restricted stock issued under our incentive plans that remain subject to vesting provisions.
(7)	Includes 1,056 common shares acquired under our ESPP that remain subject to transfer restrictions. Does not include 94,818 shares of restricted stock that remain subject to vesting.
(8)	Does not include 144,261 shares of restricted stock that remain subject to vesting.
(9)	Does not include (1) 59,456 shares of restricted stock that remain subject to vesting and (2) 26,801 restricted stock units that remain subject to vesting.

(10)	Includes (1) 113,307 common shares issuable upon the exercise of options issued under our incentive plans that are currently exercisable and (2) 18,077 common shares issuable upon the exercise of warrants that are currently exercisable. Does not include 71,265 shares of restricted stock that remain subject to vesting.
(11)	Consists of (1) 201,131 common shares held of record or beneficially by Trident III PF, (2) warrants to acquire 121,307 common shares held by Trident III PF, (3) 8,264,544 common shares held of record or beneficially by Trident III and (4) warrants to acquire 5,001,399 common shares held by Trident III. SPGP is the sole general partner of Trident III PF. Trident Capital III is the sole general partner of Trident III. SP LLC is the manager of Trident III PF and Trident III. Mr. Carey is a member and a senior principal of SP LLC, a member and a director of SP GP, and a member of the investment committee and the owner of one of the five general partners of Trident Cap III. Mr. Carey disclaims beneficial ownership of the common shares held of record or beneficially by Trident III PF or Trident III, except to the extent of any pecuniary interest therein. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(12)	Includes 4,000 common shares owned by Mr. Connell’s wife. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(13)	Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(14)	Consists of (1) 201,131 common shares held of record or beneficially by Trident III PF, (2) warrants to acquire 121,307 common shares held by Trident III PF, (3) 8,264,544 common shares held of record or beneficially by Trident III and (4) warrants to acquire 5,001,399 common shares held by Trident III. SPGP is the sole general partner of Trident III PF. Trident Capital III is the sole general partner of Trident III. SP LLC is the manager of Trident III PF and Trident III. Ms. Hartzband is a member and a chief investment officer of SP LLC, a member and a director of SPGP, and a member of the investment committee and the owner of one of the five general partners of Trident Cap III. Ms. Hartzband disclaims beneficial ownership of the common shares held of record or beneficially by Trident III PF or Trident III, except to the extent of any pecuniary interest therein. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(15)	Includes 2,000 common shares issuable upon the exercise of options issued under our incentive plans that are currently exercisable. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(16)	Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(17)	Includes warrants to acquire 51,632 common shares that are currently exercisable. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(18)	Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(19)	Consists of (1) 39,929 common shares held of record or beneficially by Deal Leaders Offshore Fund, L.P. and (2) 3,3736,970 common shares held of record or beneficially by Diamond Castle Partners IV Offshore Fund, L.P. DCP IV GP Offshore Fund, L.P. is a general partner of Deal Leaders Offshore Fund, L.P. and Diamond Castle Partners IV Offshore Fund, L.P. DCP IV GP-GP Offshore Fund, Inc. is a general partner of DCP IV GP Offshore Fund, L.P., and Mr. Rush is a director of DCP IV GP-GP Offshore Fund, Inc. Mr. Rush disclaims beneficial ownership of the common shares held of record or beneficially by Deal Leaders Offshore Fund, L.P. and Diamond Castle Partners IV Offshore Fund, L.P., except to the extent of any pecuniary interest therein. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting restrictions.
(20)	Includes 2,000 common shares issuable upon the exercise of options issued under our incentive plans that are currently exercisable. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting provisions.
(21)	Includes 188,538 common shares held in trust for the benefit of family members. Does not include 14,000 shares of restricted stock issued under our incentive plans that remain subject to vesting provisions.
(22)	Includes (1) 641,151 common shares issuable upon the exercise of options issued under our incentive plans that are currently exercisable, (2) 5,215,012 common shares issuable upon the exercise of warrants that are currently exercisable and (3) 4,180 common shares acquired under our ESPP that remain subject to transfer restrictions. Does not include (A) 1,206,568 common shares issued under our incentive plans that remain subject to vesting provisions, (B) 26,801 restricted stock units issued under our incentive plans that remain subject to vesting provisions and (C) holdings by Ms. Hartzband pursuant to Instruction 5 of Item 403 of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about our common shares that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of our board of directors under all of our existing equity compensation plans, including our incentive plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,873,070	24.53	2,503,003	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,873,070	24.53	2,503,000	(1)

(1)	Represents an aggregate of (1) the difference between the number of securities issuable under our 2008 Incentive Plan (4,500,000) and the number of securities issued under our 2008 Incentive Plan, net of forfeitures, as of December 31, 2012 (3,772,124), which consist of 3,144,659 shares of restricted stock, 519,132 restricted stock units and 108,333 options and (2) the difference between the number of securities issuable under our 2006 Incentive Plan (1,722,622) and the net forfeited securities under our 2006 Incentive Plan, as of December 31, 2012 (52,505), which consist of 975,942 shares of restricted stock and the net forfeiture of 1,028,447 options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

In February 2008, our board of directors first adopted a written policy for the review, approval and ratification of transactions with related persons. The policy covers related party transactions between us and any of our executive officers and directors or their respective affiliates, director nominees, 5% security holders or family members of any of the foregoing. Related party transactions covered by this policy are reviewed by the ARMC to determine whether the transaction is in our best interests and the best interests of our shareholders.

Described below are transactions that we have entered into with parties that are related to us. We believe that each of the transactions described below was on terms no less favorable to us than we could have obtained from unrelated parties.

Transactions and Relationships with Significant Shareholders, Directors, Executive Officers and their Affiliates

Asset Allocation and Management. Asset Allocation and Management Company, L.L.C., which we refer to as AAM, provides asset management services to us pursuant to an agreement dated June 26, 2003. Each of Mr. Carey and Ms. Hartzband, current directors of Alterra Capital, is a member of the investment committee of, and the owner of one of the five general partners of, the sole general partner of Trident IV L.P., a private equity fund managed by Stone Point Capital LLC. Trident IV L.P. owns a majority of the equity of AAM and Mr. Carey is the chairman of the board of directors of AAM. For the year ended December 31, 2012, we paid fees to AAM in the amount of $0.6 million.

Insurance and Reinsurance. As an insurer and reinsurer with clients worldwide, in the ordinary course of business, we may enter into insurance and reinsurance transactions from time to time with entities affiliated with our directors.

Transactions with Grand Central Re. We own 7.5% of Grand Central Re Limited, which we refer to as Grand Central Re, a reinsurance company managed by Alterra Managers. Peter Minton, our former Chief Operating Officer who resigned effective March 31, 2013, is a director of Grand Central Re. Mr. Roberts, our Chief Financial Officer, is President of Grand Central Re. For the year ended December 31, 2012, we received fees in the amount of $0.1 million pursuant to an insurance management agreement dated as of May 10, 2001 between Alterra Managers and Grand Central Re.

Alterra Bermuda entered into a quota share retrocession agreement with Grand Central Re, effective as of January 1, 2002, that required each of Alterra Bermuda and Grand Central Re to retrocede a portion of their respective gross premiums written from certain transactions to the other party in order to participate on a co-insurance basis. Effective January 1, 2004, the quota share arrangement with Grand Central Re was amended to suspend any new business.

Transactions with New Point Re IV Limited. We own 34.8% of New Point IV Limited, which we refer to as New Point IV, the sole shareholder of New Point Re IV Limited, which we refer to as New Point Re IV. New Point Re IV is a reinsurance company formed in 2011 and managed by Alterra Agency. Mr. Cook, our Executive Vice President-Business Development, is a director and President of New Point Re IV and New Point IV. Mr. Carey, a member of our board of directors, is a director of New Point IV. For the year ended December 31, 2012, we received fees in the amount of $9.2 million pursuant to an underwriting services agreement dated as of May 1, 2011 between Alterra Agency, Alterra Bermuda and New Point Re IV.

Transactions with New Point Re V Limited. We own 30.3% of New Point V Limited, which we refer to as New Point V, the sole shareholder of New Point Re V Limited, which we refer to as New Point Re V. New Point Re V is a reinsurance company formed in 2012 and managed by Alterra Agency. Mr. Cook is a director and President of New Point Re V and New Point V. Mr. Carey, a member of our board of directors, is a director of New Point V. For the year ended December 31, 2012, we received $nil pursuant to an underwriting services agreement dated as of May 1, 2012 between Alterra Agency, Alterra Bermuda and New Point Re V.

Registration Rights Agreement. Upon the consummation of the Amalgamation on May 12, 2010, Alterra Capital entered into a registration rights agreement with certain parties, including each of Chubb and the Trident Funds, whereby each such shareholder is entitled to require us to file a registration statement covering the offering and sale of all or any portion of its Alterra Capital common shares subject to the registration rights agreement, which we refer to as the registerable securities, and use commercially reasonable efforts to effect, as expeditiously as possible, the registration of the registerable securities. Each party to the registration rights agreement holding registerable securities will have ten business days from receipt of our notice of any such demand registration to request that we register its registerable securities in such demand registration.

Under the registration rights agreement, we may avoid a demand registration if, among other things, (1) the aggregate gross proceeds expected to be received from the sale of the registerable securities requested to be included in such demand registration is less than $25 million, (2) more than two demand registrations are made by each of (a) The Trident Funds and their affiliates and (b) Chubb and its affiliates or (3) more than one demand registration is made within any four-month period. The registration rights agreement also provides such shareholders certain piggyback rights to include their shares in a registration statement covering common shares to be offered by Alterra Capital, subject to cutbacks as further described in the registration rights agreement.

Waiver of Equity Vesting. In connection with the Amalgamation, equity awards for Messrs. Becker, Roberts, Minton and Mullan evidencing stock options, restricted stock or restricted stock units (with the exception of those equity awards granted after December 31, 2009) would have vested on May 12, 2010. Notwithstanding this right to accelerated vesting, each of Messrs Becker, Roberts, Minton and Mullan agreed to waive 100% of the accelerated vesting of these equity awards, which we refer to as the affected awards. As a result, the affected awards did not vest in connection with the Amalgamation and will remain subject to their original vesting requirements, except that all affected awards will become fully vested upon the applicable named executive officer’s death or termination of employment without “Cause” or due to “Disability,” or by the named executive officer for “Good Reason” (as those terms are defined in the applicable named executive officer’s employment agreement or in the applicable incentive plan). In the event of the named executive officer’s Retirement (as defined in the applicable incentive plan or the award agreement), the affected awards will continue to vest in accordance with their current terms.

Indemnification Agreements. We have entered into indemnification agreements with certain former directors, our current directors and certain current and former officers, pursuant to which, among other things, we have agreed to provide contractual indemnification that supplements the indemnification contained in our bye-laws and to indemnify and provide advancement of expenses to such directors and officers in respect of all liabilities paid in settlement of or in connection with any claim based on the fact that such director or officer is, or was, a director or officer of Alterra Capital.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate amount of fees billed by KPMG for professional services rendered for the audit of our financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q in each of fiscal year 2012 and 2011 was $3,394,139 and $3,319,237, respectively. In 2012 and 2011, audit fees also included fees for professional services rendered in connection with the issuance of an opinion on the effectiveness of our internal control over financial reporting based upon the audit for each year. Such fees did not include amounts paid for reimbursement of expenses.

Audit-Related Fees

The aggregate amount of fees billed by KPMG for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements (and are not included in the Audit Fees reported above) for the fiscal years ended December 31, 2012 and December 31, 2011 was $300,000 and $57,328, respectively. Audit-related fees in fiscal years 2012 and 2011 represented fees for due diligence and the review of registration statements and offering documents.

Tax Fees

The aggregate amount of fees billed by KPMG for professional services rendered for tax compliance and tax advice for the fiscal years ended December 31, 2012 and December 31, 2011 was $383,741 and $490,517, respectively. These fees represented fees for professional services related to the preparation of tax returns and tax compliance.

All Other Fees

The aggregate amount of fees billed by KPMG for services rendered to us in connection with other consulting work for each of the fiscal years ended December 31, 2012 and December 31, 2011 was $nil.

General

The ARMC has considered whether the provision of non-audit services performed by the independent auditors is compatible with maintaining KPMG’s independence and has concluded that services to be performed by KPMG are generally limited to audit and tax services but may include other services. Any services provided by KPMG are performed subject to our pre-approval policy described below.

Pre-Approval of Audit and Non-Audit Services

In 2003, the ARMC first adopted a policy concerning the approval of audit and non-audit services to be provided to us by KPMG. The policy requires that all services KPMG provides to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the ARMC or ARMC Chairman.

We may, without such pre-approval, spend an amount on non-audit services of not more than 5% of the total amount of fees paid by us to KPMG during the fiscal year in which the non-audit services are performed provided that (1) such services were not recognized as non-audit services at the time of the engagement and (2) such services and fees are promptly brought to the attention of, and approved by, the ARMC or ARMC Chairman prior to the completion of our audit.

The ARMC approved all audit and non-audit services provided by KPMG during the fiscal year ended December 31, 2012.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Max Capital filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2013

ALTERRA CAPITAL HOLDINGS LIMITED

/s/ W. MARSTON BECKER
W. Marston Becker President and Chief Executive Officer