Form 10-Q
period 2013-03-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2013-04-30
CIK 1141719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The number of the registrant’s common shares (par value $1.00 per share) outstanding as of April 23, 2013 was 96,133,957.

ALTERRA CAPITAL HOLDINGS LIMITED

PART I —FINANCIAL INFORMATION
ITEM 1. Financial Statements
ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. Dollars, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$958,108	$440,298
Fixed maturities, trading, at fair value (amortized cost: 2013—$399,708; 2012—$421,827)	406,378	429,246
Fixed maturities, available for sale, at fair value (amortized cost: 2013—$4,819,126; 2012—$5,349,407)	5,068,520	5,647,303
Fixed maturities, held to maturity, at amortized cost (fair value: 2013—$1,013,628; 2012—$1,070,308)	818,656	852,266
Equity method investments	116,294	92,050
Other investments, at fair value	314,519	316,955
Restricted cash and cash equivalents	340,329	254,458
Accrued interest income	56,701	65,361
Premiums receivable	853,446	748,705
Losses and benefits recoverable from reinsurers	1,304,103	1,289,577
Deferred acquisition costs	169,239	146,328
Prepaid reinsurance premiums	301,437	247,740
Trades pending settlement	2,824	27,768
Goodwill and intangible assets	54,524	54,751
Other assets	69,094	64,272
Total assets	$10,834,172	$10,677,078
LIABILITIES
Property and casualty losses	$4,686,705	$4,690,344
Life and annuity benefits	1,124,600	1,159,545
Deposit liabilities	132,617	132,910
Funds withheld from reinsurers	91,796	92,733
Unearned property and casualty premiums	1,187,030	1,031,633
Reinsurance balances payable	197,637	176,027
Accounts payable and accrued expenses	83,102	107,742
Trades pending settlement	14,790	5,890
Senior notes	440,538	440,532
Total liabilities	7,958,815	7,837,356
SHAREHOLDERS’ EQUITY
Common shares (par value $1.00 per share); 96,192,368 (2012—96,059,645) shares issued and outstanding	96,192	96,060
Additional paid-in capital	1,724,261	1,721,241
Accumulated other comprehensive income	192,753	244,172
Retained earnings	862,151	778,249
Total shareholders’ equity	2,875,357	2,839,722
Total liabilities and shareholders’ equity	$10,834,172	$10,677,078
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
REVENUES
Gross premiums written	$649,993	$661,330
Reinsurance premiums ceded	(190,290)	(224,462)
Net premiums written	$459,703	$436,868
Earned premiums	$487,254	$477,867
Earned premiums ceded	(141,352)	(139,692)
Net premiums earned	345,902	338,175
Net investment income	49,099	58,678
Net realized and unrealized gains (losses) on investments (includes $19,720 accumulated other comprehensive income reclassifications for net unrealized gains on available for sale and held to maturity securities)	40,395	25,493
Total other-than-temporary impairment losses	(369)	(5,467)
Portion of loss recognized in other comprehensive income, before taxes	217	98
Net impairment losses recognized in earnings	(152)	(5,369)
Other income	5,701	5,362
Total revenues	440,945	422,339
LOSSES AND EXPENSES
Net losses and loss expenses	203,557	206,029
Claims and policy benefits	13,887	13,466
Acquisition costs	56,902	59,724
Interest expense	8,132	8,628
Net foreign exchange losses (gains)	15	(32)
Merger and acquisition expenses	626	—
General and administrative expenses	57,923	60,082
Total losses and expenses	341,042	347,897
INCOME BEFORE TAXES	99,903	74,442
Income tax expense (benefit)	719	(4,582)
NET INCOME	99,184	79,024
Other comprehensive income
Holding (losses) gains on available for sale securities arising in period, net of tax	(24,013)	24,675
Net realized gains on available for sale and held to maturity securities included in net income, net of tax	(19,045)	(7,758)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(217)	(98)
Foreign currency translation adjustment	(8,144)	1,370
Other comprehensive (loss) income	(51,419)	18,189
COMPREHENSIVE INCOME	$47,765	$97,213
Net income per share	$1.04	$0.78
Net income per diluted share	$0.99	$0.77
Weighted average common shares outstanding—basic	95,721,183	101,002,884
Weighted average common shares outstanding—diluted	100,513,656	103,154,081
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2013	2012
Common shares
Balance, beginning of period	$96,060	$102,102
Issuance of common shares, net	332	677
Repurchase of shares	(200)	(2,072)
Balance, end of period	96,192	100,707
Additional paid-in capital
Balance, beginning of period	1,721,241	1,847,034
Issuance of common shares, net	4,191	(472)
Stock based compensation expense	4,779	7,486
Repurchase of shares	(5,950)	(46,761)
Balance, end of period	1,724,261	1,807,287
Accumulated other comprehensive income
Unrealized holdings gains:
Balance, beginning of period	287,113	204,301
Holding (losses) gains on available for sale fixed maturities arising in period, net of tax	(24,013)	24,675
Net realized gains on available for sale and held to maturity securities included in net income, net of tax	(19,045)	(7,758)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of tax	(217)	(98)
Balance, end of period	243,838	221,120
Cumulative foreign currency translation adjustment:
Balance, beginning of period	(42,941)	(37,344)
Foreign currency translation adjustment	(8,144)	1,370
Balance, end of period	(51,085)	(35,974)
Total accumulated other comprehensive income, end of period	192,753	185,146
Retained earnings
Balance, beginning of period	778,249	693,142
Net income	99,184	79,024
Dividends	(15,282)	(14,044)
Balance, end of period	862,151	758,122
Total shareholders’ equity	$2,875,357	$2,851,262
See accompanying notes to unaudited interim consolidated financial statements.

ALTERRA CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$99,184	$79,024
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4,779	7,486
Net amortization of premium on fixed maturities	9,176	5,616
Accretion of deposit liabilities	1,278	960
Net realized and unrealized (gains) losses on investments	(40,395)	(25,493)
Net impairment losses recognized in earnings	152	5,369
Changes in:
Accrued interest income	8,660	7,108
Premiums receivable	(104,408)	(146,066)
Losses and benefits recoverable from reinsurers	(18,777)	(32,372)
Deferred acquisition costs	(23,536)	(28,975)
Prepaid reinsurance premiums	(54,707)	(85,417)
Other assets	(3,206)	(7,625)
Property and casualty losses	6,300	81,529
Life and annuity benefits	(11,354)	(11,836)
Funds withheld from reinsurers	(937)	(19,676)
Unearned property and casualty premiums	158,445	193,161
Reinsurance balances payable	22,930	66,102
Accounts payable and accrued expenses	(24,640)	(20,853)
Cash provided by operating activities	28,944	68,042
INVESTING ACTIVITIES
Purchases of available for sale securities	(252,267)	(520,816)
Sales of available for sale securities	507,907	290,644
Redemptions/maturities of available for sale securities	267,666	213,629
Purchases of trading securities	(22,739)	(24,898)
Sales of trading securities	27,793	21,001
Redemptions/maturities of trading securities	7,403	14,190
Sales of held to maturity securities	19,892	—
Redemptions/maturities of held to maturity securities	16,997	8,821
Net sales (purchases) of other investments	39,869	(32,951)
Net purchases of equity method investments	(66,619)	(62,053)
Return of capital/dividends from equity method investments	46,770	—
Change in restricted cash and cash equivalents	(85,871)	3,138
Cash provided by (used in) investing activities	506,801	(89,295)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	4,523	205
Repurchase of common shares	(6,150)	(48,833)
Dividends paid	(15,161)	(13,734)
Additions to deposit liabilities	362	427
Payments of deposit liabilities	(1,934)	(1,363)
Cash used in financing activities	(18,360)	(63,298)
Effect of exchange rate changes on foreign currency cash and cash equivalents	425	9,588
Net increase in cash and cash equivalents	517,810	(74,963)
Cash and cash equivalents, beginning of period	440,298	469,477
CASH AND CASH EQUIVALENTS, END OF PERIOD	$958,108	$394,514
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid totaled $10,938 and $11,137 for the three months ended March 31, 2013 and 2012, respectively.
Income taxes paid totaled $2,289 and $4,197 for the three months ended March 31, 2013 and 2012, respectively.
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
On December 18, 2012 Alterra entered into an Agreement and Plan of Merger, or the Merger Agreement, with Markel Corporation, or Markel, and Commonwealth Merger Subsidiary Limited, a direct wholly-owned subsidiary of Markel, or Merger Sub, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Alterra, or the Merger, with Alterra as the surviving company becoming a wholly-owned subsidiary of Markel. Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding Alterra common share (other than any restricted stock that does not vest in connection with the Merger), will automatically be converted into the right to receive (a) 0.04315 validly issued, fully paid and nonassessable shares of Markel voting common stock, without par value, together with any cash paid in lieu of fractional shares, and (b) $10.00 in cash, without interest. The Merger Agreement is governed by Bermuda law and subject to the jurisdiction of Bermuda courts. The Merger will be a taxable event for Alterra shareholders. The Merger is expected to close on May 1, 2013, subject to customary closing conditions.
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
The Company’s Lloyd’s operations are conducted by Alterra at Lloyd’s through Lloyd’s Syndicates 1400, 2525 and 2526 (collectively, the “Syndicates”), which underwrite a diverse portfolio of specialty risks in Europe, the United States and Latin America. Alterra at Lloyd’s operations are based primarily in London, England, with locations in Dublin, Ireland and Zurich, Switzerland. As of March 31, 2013, the Company’s proportionate share of Syndicates 1400, 2525 and 2526 for the 2013 year of account are 100%, nil and approximately 20%, respectively.
The Company’s Latin America operations are conducted through Alterra at Lloyd’s in Rio de Janeiro, Brazil, using Lloyd’s admitted status, through Alterra Europe using a representative office in Bogotá, Colombia and a service company in Buenos Aires, Argentina and through Alterra Brazil, a local reinsurance company in Rio de Janeiro.
This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, and Amendment No. 1 to the Company's Annual Report filed on April 30, 2013.
The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements.
2. RECENT ACCOUNTING PRONOUNCEMENTS
ASU 2012-02, Intangibles—Goodwill and Other (350)—Testing Indefinite-Lived Intangible Assets for Impairment
Accounting Standards Update, or ASU, 2012-02 permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This standard did not have a material impact on the Company’s interim unaudited consolidated financial statements.

ASU 2013-02, Comprehensive Income (220) - Reporting of Amounts Reclassified Out of Accumulated Other
Comprehensive Income
ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for fiscal periods beginning after December 15, 2012 with early adoption permitted. This standard did not have a material impact on the Company’s interim unaudited consolidated financial statements.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of operations by segment for the three months ended March 31, 2013 and 2012 follows:

(Expressed in thousands of U.S. Dollars)

	Three Months Ended March 31, 2013
	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$75,554	$99,473	$315,858	$158,384	$649,269	$724	$—	$649,993
Reinsurance premiums ceded	(45,053)	(62,682)	(57,474)	(24,998)	(190,207)	(83)	—	(190,290)
Net premiums written	$30,501	$36,791	$258,384	$133,386	$459,062	$641	$—	$459,703

Earned premiums	$93,585	$99,926	$214,887	$78,132	$486,530	$724	$—	$487,254
Earned premiums ceded	(47,213)	(49,963)	(34,835)	(9,258)	(141,269)	(83)	—	(141,352)
Net premiums earned	46,372	49,963	180,052	68,874	345,261	641	—	345,902

Net losses and loss expenses	(34,922)	(33,215)	(94,662)	(40,758)	(203,557)	—	—	(203,557)
Claims and policy benefits	—	—	—	—	—	(13,887)	—	(13,887)
Acquisition costs	(43)	(4,327)	(40,438)	(11,965)	(56,773)	(129)	—	(56,902)
General and administrative expenses	(5,977)	(10,445)	(15,100)	(10,035)	(41,557)	(106)	—	(41,663)
Other income	884	—	4,864	—	5,748	—	—	5,748
Underwriting income	$6,314	$1,976	$34,716	$6,116	$49,122	n/a	—	n/a
Net investment income						13,526	35,573	49,099
Net realized and unrealized gains on investments							40,395	40,395
Net impairment losses recognized in earnings							(152)	(152)
Corporate other income							(47)	(47)
Interest expense							(8,132)	(8,132)
Net foreign exchange losses							(15)	(15)
Merger and acquisition expenses							(626)	(626)
Corporate general and administrative expenses							(16,260)	(16,260)
Income before taxes						$45	$50,736	$99,903
Loss ratio (b)	75.3%	66.5%	52.6%	59.2%	59.0%
Acquisition cost ratio (c)	0.1%	8.7%	22.5%	17.4%	16.4%
General and administrative expense ratio (d)	12.9%	20.9%	8.4%	14.6%	12.0%
Combined ratio (e)	88.3%	96.0%	83.4%	91.1%	87.4%

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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2012
	Property & Casualty					Life & Annuity Reinsurance (a)	Corporate	Consolidated
	Global Insurance	U.S. Insurance	Reinsurance	Alterra at Lloyd’s	Total
Gross premiums written	$66,771	$104,282	$343,694	$146,143	$660,890	$440	$—	$661,330
Reinsurance premiums ceded	(43,251)	(70,494)	(72,109)	(38,590)	(224,444)	(18)	—	(224,462)
Net premiums written	$23,520	$33,788	$271,585	$107,553	$436,446	$422	$—	$436,868
Earned premiums	$94,103	$96,241	$214,184	$72,899	$477,427	$440	$—	$477,867
Earned premiums ceded	(47,133)	(40,456)	(32,036)	(20,049)	(139,674)	(18)	—	(139,692)
Net premiums earned	46,970	55,785	182,148	52,850	337,753	422	—	338,175
Net losses and loss expenses	(18,061)	(37,564)	(111,729)	(38,675)	(206,029)	—	—	(206,029)
Claims and policy benefits	—	—	—	—	—	(13,466)	—	(13,466)
Acquisition costs	(59)	(7,696)	(42,416)	(9,434)	(59,605)	(119)	—	(59,724)
General and administrative expenses	(6,481)	(12,257)	(19,311)	(9,095)	(47,144)	(34)	—	(47,178)
Other income	815	81	4,441	—	5,337	—	—	5,337
Underwriting income (loss)	$23,184	$(1,651)	$13,133	$(4,354)	$30,312	n/a	—	n/a
Net investment income						14,776	43,902	58,678
Net realized and unrealized gains on investments							25,493	25,493
Net impairment losses recognized in earnings							(5,369)	(5,369)
Corporate other income							25	25
Interest expense							(8,628)	(8,628)
Net foreign exchange gains							32	32
Corporate general and administrative expenses							(12,904)	(12,904)
Income before taxes						$1,579	$42,551	$74,442
Loss ratio (b)	38.5%	67.3%	61.3%	73.2%	61.0%
Acquisition cost ratio (c)	0.1%	13.8%	23.3%	17.9%	17.6%
General and administrative expense ratio (d)	13.8%	22.0%	10.6%	17.2%	14.0%
Combined ratio (e)	52.4%	103.1%	95.2%	108.2%	92.6%
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s clients are located in three geographic regions: North America, Europe and the rest of the world. Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2013 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$455,192	$146,158	$47,919	$649,269
Reinsurance ceded	(142,390)	(29,755)	(18,062)	(190,207)
	$312,802	$116,403	$29,857	$459,062
Property and casualty gross premiums written and reinsurance premiums ceded by geographic region for the three months ended March 31, 2012 were:

(Expressed in thousands of U.S dollars)	North America	Europe	Rest of the world	Total
Gross premiums written	$436,885	$190,803	$33,202	$660,890
Reinsurance ceded	(120,082)	(67,262)	(37,100)	(224,444)
	$316,803	$123,541	$(3,898)	$436,446
The largest client in each of the three months ended March 31, 2013 and 2012 accounted for 3.7% and 6.3% of the Company’s property and casualty gross premiums written, respectively.
All of the life and annuity gross premiums written and reinsurance premiums ceded, by geographic region, for the three months ended March 31, 2013 and 2012 were from North America. There were no new life and annuity transactions written in the three months ended March 31, 2013 and 2012.
4. BUSINESS COMBINATION
On May 12, 2010, Harbor Point Limited, or Harbor Point, amalgamated with Alterra Holdings, a direct, wholly-owned subsidiary of Alterra, or the Amalgamation. The Amalgamation was accounted for as a business combination, with Alterra the accounting acquirer. The Company recorded the acquired assets and liabilities of Harbor Point at their fair values.
The net loss reserves acquired included an increase of $91.0 million to adjust net loss reserves to fair value. This fair value adjustment is included within property and casualty losses on the consolidated balance sheets. This amount is being amortized to net losses and loss expenses in the consolidated statements of operations and comprehensive income over a weighted average period of 4.0 years, based on the estimated settlement of underlying losses. For the three months ended March 31, 2013 and 2012, $4.2 million and $6.2 million, respectively, was amortized. As of March 31, 2013, the unamortized balance of this fair value adjustment was $27.9 million.
The net unearned premiums acquired included a decrease of $127.2 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned property and casualty premiums on the consolidated balance sheet. This amount is being amortized to acquisition costs in the consolidated statements of operations and comprehensive income over two years. The amortization approximates the amount of Harbor Point’s deferred acquisition costs that would have been recorded as acquisition costs had they not been fair valued under acquisition accounting. For the three months ended March 31, 2013 and 2012, $0.9 million and $4.5 million, respectively, was amortized. As of March 31, 2013, the unamortized balance of this fair value adjustment was $1.0 million.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. INVESTMENTS
Fixed Maturities—Available for Sale
The fair values and amortized cost of available for sale fixed maturities as of March 31, 2013 and December 31, 2012 were:

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
March 31, 2013 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss	Fair Value
U.S. government and agencies	$729,037	$21,942	$(233)	$—	$750,746
Non-U.S. governments	142,681	9,487	(172)	—	151,996
Corporate securities	2,094,910	115,961	(4,716)	—	2,206,155
Municipal securities	230,252	29,916	(269)	—	259,899
Asset-backed securities	285,624	3,847	(902)	(2,483)	286,086
Residential mortgage-backed securities (1)	919,513	44,812	(501)	(99)	963,725
Commercial mortgage-backed securities	417,109	33,943	(1,139)	—	449,913
	$4,819,126	$259,908	$(7,932)	$(2,582)	$5,068,520

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $955,764.

		Included in Accumulated Other Comprehensive Income
			Gross Unrealized Losses
		Gross Unrealized Gain	Non-OTTI Unrealized Loss	OTTI Unrealized Loss
December 31, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost				Fair Value
U.S. government and agencies	$727,516	$28,950	$(377)	$—	$756,089
Non-U.S. governments	170,030	12,498	(43)	—	182,485
Corporate securities	2,294,516	138,211	(4,334)	(24)	2,428,369
Municipal securities	243,025	30,720	(409)	—	273,336
Asset-backed securities	358,289	4,084	(2,096)	(2,888)	357,389
Residential mortgage-backed securities (1)	1,145,076	56,487	(465)	(284)	1,200,814
Commercial mortgage-backed securities	410,955	38,908	(1,042)	—	448,821
	$5,349,407	$309,858	$(8,766)	$(3,196)	$5,647,303

(1)	Included within residential mortgage-backed securities are securities issued by U.S. agencies with a fair value of $1,179,093.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth certain information regarding the investment ratings of the Company’s available for sale fixed maturities (using the lower of the ratings from Standard and Poor's Ratings Services, or S&P, and Moody's Investor Services, Inc., or Moody's), as of March 31, 2013 and December 31, 2012;

	March 31, 2013		December 31, 2012
(Expressed in thousands of U.S. Dollars)	Fair Value	%	Fair Value	%
U.S. government and agencies (1)	$1,706,510	33.7	$1,935,182	34.3
AAA	854,680	16.9	1,059,425	18.8
AA	691,937	13.7	649,507	11.5
A	1,345,532	26.5	1,411,853	25.0
BBB	271,691	5.4	312,564	5.5
BB	41,725	0.8	67,041	1.2
B	107,494	2.1	158,934	2.8
CCC or lower	38,759	0.7	38,420	0.7
Not rated	10,192	0.2	14,377	0.2
	$5,068,520	100.0	$5,647,303	100.0

(1)	Included within U.S. government and agencies are residential mortgage-backed securities issued by U.S. agencies with a fair value of $955,764 (December 31, 2012—$1,179,093).

The maturity distribution for available for sale fixed maturities held as of March 31, 2013 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$596,225	$600,785
After one year through five years	1,615,648	1,666,694
After five years through ten years	618,522	673,265
More than ten years	366,485	428,052
	3,196,880	3,368,796
Asset-backed securities	285,624	286,086
Mortgage-backed securities	1,336,622	1,413,638
	$4,819,126	$5,068,520
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Fixed Maturities—Held to Maturity
On March 31, 2013, the Company reclassified securities with a fair value of $18.1 million from available for sale to held to maturity in the consolidated financial statements as the Company determined it has the intent to hold such securities to maturity. The unrealized appreciation at the date of the transfer will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining lives of the securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount. The unrealized appreciation on the date of transfer was $1.9 million. During the three months ended March 31, 2013, the Company sold held to maturity securities with an amortized cost of $15.2 million and an unrealized loss within accumulated other comprehensive income of $2.5 million, for proceeds of $19.9 million, resulting in a net realized gain of $2.2 million in net income.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values and amortized cost of held to maturity fixed maturities as of March 31, 2013 and December 31, 2012 were:

March 31, 2013 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$27,651	$3,457	$—	$31,108
Non-U.S. governments	513,960	137,887	—	651,847
Corporate securities	274,958	53,628	—	328,586
Municipal securities	1,879	—	—	1,879
Asset-backed securities	208	—	—	208
	$818,656	$194,972	$—	$1,013,628

December 31, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government and agencies	$27,639	$3,842	$—	$31,481
Non-U.S. governments	527,843	152,251	—	680,094
Corporate securities	296,360	61,948	—	358,308
Asset-backed securities	424	1	—	425
	$852,266	$218,042	$—	$1,070,308

The following tables set forth certain information regarding the investment ratings of the Company’s held to maturity fixed maturities (using the lower of the ratings from S&P and Moody's) as of March 31, 2013 and December 31, 2012:

March 31, 2013 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$27,651	3.4	$31,108	3.1
AAA	395,824	48.4	511,802	50.5
AA	265,912	32.5	319,165	31.5
A	101,354	12.4	118,321	11.7
BBB	26,519	3.2	31,768	3.1
BB	1,396	0.1	1,464	0.1
	$818,656	100.0	$1,013,628	100.0

December 31, 2012 (Expressed in thousands of U.S. Dollars)	Amortized Cost	%	Fair Value	%
U.S. government and agencies	$27,639	3.2	$31,481	2.9
AAA	406,659	47.7	532,741	49.8
AA	284,282	33.4	344,170	32.2
A	99,235	11.6	119,756	11.2
BBB	32,031	3.8	39,755	3.7
Not rated	2,420	0.3	2,405	0.2
	$852,266	100.0	$1,070,308	100.0

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The maturity distribution for held to maturity fixed maturities held as of March 31, 2013 was:

(Expressed in thousands of U.S. Dollars)	Amortized Cost	Fair Value
Within one year	$31,748	$31,941
After one year through five years	90,129	98,231
After five years through ten years	151,699	182,486
More than ten years	544,872	700,761
	818,448	1,013,419
Asset-backed securities	208	209
	$818,656	$1,013,628
Actual maturities could differ from expected contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Net Investment Income
Net investment income earned for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2013	2012
Interest earned on investments and cash and cash equivalents	$61,060	$66,271
Net amortization of premium on fixed maturities	(9,176)	(5,616)
Investment expenses	(2,785)	(1,977)
	$49,099	$58,678

Net Realized and Unrealized Gains and Losses
The net realized and unrealized gains and losses on investments for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2013	2012
Gross realized gains on available for sale and held to maturity securities	$26,210	$11,451
Gross realized losses on available for sale securities	(1,837)	(3,692)
Net realized and unrealized (losses) gains on trading securities	(861)	1,066
Increase in fair value of hedge funds	12,660	3,679
Increase in fair value of structured deposit	—	365
Income from equity method investments	4,395	4,927
(Decrease) increase in fair value of derivatives	(172)	7,697
Net realized and unrealized gains on investments	$40,395	$25,493
Net other-than-temporary impairment losses recognized in earnings	$(152)	$(5,369)
(Decrease) increase in net unrealized gains on available for sale fixed maturities, before tax	$(48,502)	$18,181

Included in net realized and unrealized (losses) gains on trading securities were $0.1 million and $0.1 million of net realized gains recognized on trading securities sold during the three months ended March 31, 2013 and 2012, respectively.

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
The Company recorded $0.2 million of OTTI in earnings for the three months ended March 31, 2013, of which $0.1 million related to estimated credit losses and $0.1 million was recorded due to the decision to sell certain securities prior to their recovery in value ($5.4 million in the three months ended March 31, 2012, of which $0.2 million related to estimated credit losses and $5.2 million was recorded due to the decision to sell certain securities prior to their recovery in value).
The following methodology and significant inputs were used to determine the estimated credit losses during the three months ended March 31, 2013:

•
Residential mortgage-backed securities ($0.1 million credit loss recognized for the three months ended March 31, 2013) - the Company utilized underlying data for each security provided by its investment managers in order to determine an expected recovery value for each security. The analysis includes expected cash flow projections under base case and stress case scenarios, which modify expected default expectations, loss severities and prepayment assumptions. The significant inputs in the models include expected default rates, delinquency rates and foreclosure costs. The Company reviews the process used by each investment manager in developing its analysis, reviews the results of the analysis and then determines what the expected recovery values are for each security, which incorporates both base case and stress case scenarios.

Available for sale fixed maturities with unrealized losses, and the duration of such conditions as of March 31, 2013 and as of December 31, 2012, were:

	Less Than 12 Months		12 Months or Longer		Total
March 31, 2013 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$51,423	$182	$10,148	$51	$61,571	$233
Non-U.S. governments	11,290	135	2,228	37	13,518	172
Corporate securities	147,607	4,716	—	—	147,607	4,716
Municipal securities	9,814	269	—	—	9,814	269
Asset-backed securities	77,711	3,242	328	143	78,039	3,385
Residential mortgage-backed securities	44,954	600	—	—	44,954	600
Commercial mortgage-backed securities	101,717	1,139	—	—	101,717	1,139
	$444,516	$10,283	$12,704	$231	$457,220	$10,514

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012 (Expressed in thousands of U.S. Dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$25,745	$298	$4,153	$79	$29,898	$377
Non-U.S. governments	9,694	34	1,564	9	11,258	43
Corporate securities	128,818	4,358	—	—	128,818	4,358
Municipal securities	20,622	409	—	—	20,622	409
Asset-backed securities	66,568	4,833	252	151	66,820	4,984
Residential mortgage-backed securities	41,414	749	—	—	41,414	749
Commercial mortgage-backed securities	54,347	1,042	—	—	54,347	1,042
	$347,208	$11,723	$5,969	$239	$353,177	$11,962
Of the total holdings of 2,989 (as of December 31, 2012—3,262) available for sale securities, 263 (as of December 31, 2012—262) had unrealized losses as of March 31, 2013.
The following table provides a roll-forward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income:

	Three Months Ended March 31,
(Expressed in thousands of U.S. Dollars)	2013	2012
Beginning balance at January 1	$4,479	$5,283
Addition for credit loss impairment recognized in the current period on securities not previously impaired	38	90
Addition for credit loss impairment recognized in the current period on securities previously impaired	35	66
Reduction for securities the Company intends to sell	—	—
Reduction for securities sold during the period	(1,041)	(468)
Ending balance at March 31	$3,511	$4,971

Equity Method Investments
The Company owns 30.3% of the common shares of New Point V. As of March 31, 2013, the carrying value of this investment was $70.9 million (December 31, 2012 - $nil). The Company’s equity share of net income for this investment for the three months ended March 31, 2013 was $4.3 million. The Company owns 34.8% of the common shares of New Point IV. As of March 31, 2013, the carrying value of this investment was $41.9 million (December 31, 2012 - $88.5 million). The Company’s equity share of net income for this investment for the three months ended March 31, 2013 and 2012 was $0.2 million and $4.9 million, respectively. The Company also owns 7.5% of the common shares of Grand Central Re Limited, or Grand Central Re, and 13.8% of the common shares of Bay Point Holdings Limited, or Bay Point. The Company’s equity share of net income for all equity method investments is included in net realized and unrealized investment gains (losses) on investments in the consolidated statement of operations and comprehensive income.

Other Investments
The following is a summary of other investments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Expressed in thousands of U.S. Dollars)		Allocation %		Allocation %
Hedge funds, at fair value	$290,861	92.5	$293,193	92.5
Structured deposits, at fair value	24,250	7.7	24,250	7.7
Derivatives, at fair value	(592)	(0.2)	(488)	(0.2)
	$314,519	100.0	$316,955	100.0

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Hedge Funds
The Company has investments in hedge funds across various investment strategies, together, the “hedge fund portfolio.” The distribution of the hedge fund portfolio by investment strategy as of March 31, 2013 and December 31, 2012 was:

	March 31, 2013		December 31, 2012
(Expressed in thousands of U.S. Dollars)	Fair Value	Allocation %	Fair Value	Allocation %
Distressed securities	$878	0.3	$11,214	3.8
Diversified arbitrage	8,772	3.0	12,171	4.2
Emerging markets	5,241	1.8	3,576	1.2
Event-driven arbitrage	26,392	9.1	7,026	2.4
Fund of funds	18,742	6.4	18,316	6.2
Global macro	77,618	26.7	61,145	20.9
Long/short credit	21,296	7.3	377	0.1
Long/short equity	131,922	45.4	177,708	60.6
Opportunistic	—	—	1,660	0.6
Total hedge fund portfolio	$290,861	100.0	$293,193	100.0
Redemptions receivable of $2.8 million and $27.8 million related to the hedge fund portfolio are excluded from the above table and are presented within trades pending settlement on the consolidated balance sheets as of March 31, 2013, and December 31, 2012, respectively.
As of March 31, 2013, the hedge fund portfolio was invested in eight strategies in 35 underlying funds. The Company is able to redeem the hedge funds on the same terms that the underlying funds can be redeemed. In general, the funds in which the Company is invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund.
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
Of the Company’s outstanding redemptions receivable of $2.8 million at March 31, 2013, none of which is gated, $1.9 million was received in cash prior to April 29, 2013. The fair value of the Company’s holdings in funds with gates imposed as of March 31, 2013 was $6.8 million (December 31, 2012—$7.0 million).
Certain funds may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a side-pocket, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket. As of March 31, 2013, the fair value of hedge funds held in side-pockets was $34.1 million (December 31, 2012—$37.2 million).

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Details regarding the redemption of the hedge fund portfolio as of March 31, 2013 were as follows:

(Expressed in thousands of U.S. Dollars)	Fair Value	Gated/Side Pocket Investments (1)	Investments without Gates or Side Pockets	Redemption Frequency (2)	Redemption Notice Period (2)
Distressed securities	$878	$878	$—
Diversified arbitrage	8,772	8,772	—
Emerging markets	5,241	5,241	—
Event-driven arbitrage	26,392	11,620	14,772	Quarterly	92 days
Fund of funds	18,742	1,109	17,633	Annually (3)	95-370 days
Global macro	77,618	1,012	76,606	Monthly - Quarterly	30-90 days
Long/short credit	21,296	5,223	16,073	Quarterly	60 days
Long/short equity	131,922	7,042	124,880	Monthly - Annually	30-60 days
Total hedge funds	$290,861	$40,897	$249,964

(1)	For those investments that are restricted by gates or that are invested in side pockets, the Company cannot reasonably estimate, as of March 31, 2013, when it will be able to redeem the investment.

(2)	The redemption frequency and notice periods apply to the investments that are not gated or invested in side pockets.

(3)	The fund of funds investment is being redeemed effective June 30, 2013.

As of March 31, 2013, the Company had one unfunded commitment of $5.3 million related to its hedge fund portfolio (December 31, 2012—$5.8 million).
An increase in market volatility and an increase in volatility of hedge funds in general, as well as a decrease in market liquidity, could lead to a higher risk of a large decline in value of the hedge funds in any given time period.

Structured Deposits
The Company holds an index-linked structured deposit with a guaranteed minimum redemption amount of $24.3 million. The deposit has a scheduled redemption date of December 18, 2013. The interest earned on the deposit is a function of the performance of the reference index over the term of the deposit. The Company elected to account for this structured deposit at fair value. As of March 31, 2013, the estimated fair value of the deposit was $24.3 million (December 31, 2012—$24.3 million).

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

Restricted Assets
The total restricted assets as of March 31, 2013 and December 31, 2012 were as follows:

(Expressed in thousands of U.S. Dollars)	March 31, 2013	December 31, 2012
Restricted cash and cash equivalents	$340,329	$254,458
Restricted assets included in fixed maturities, at fair value	3,904,465	3,992,104
Restricted assets included in other investments	157,863	151,727
Total	$4,402,657	$4,398,289

As of March 31, 2013 and December 31, 2012, of the $4,402.7 million and $4,398.3 million, respectively, of restricted cash and cash equivalents and restricted investments, $3,611.6 million and $3,655.3 million, respectively, were on deposit with various state or government insurance departments or pledged in favor of ceding companies. As of March 31, 2013 and

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2012, the remaining $791.1 million and $743.0 million, respectively, of restricted cash and cash equivalents and restricted investments were pledged as security in favor of letters of credit issued. The Company has issued secured letters of credit collateralized against the Company’s investment portfolio.
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
At March 31, 2013, the Company determined that U.S. government securities are classified as Level 1. Securities classified as Level 2 include U.S. government-sponsored agency securities, non-U.S. government securities, corporate debt securities, municipal securities, asset-backed securities, residential and commercial mortgage-backed securities, derivative instruments, and structured deposits.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Investments in hedge funds are carried at fair value. The change in fair value is included in net realized and unrealized gains (losses) on investments and recognized in net income. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of such funds. Thus, the inputs used by the Company to value its investments in each of the funds may differ from the inputs used to value the underlying holdings of such funds. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as provided by the fund manager or administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Certain of the Company’s funds have either imposed a gate on redemptions, or have segregated a portion of the underlying assets into a side-pocket. The investments in these funds are classified as Level 3 in the fair value hierarchy as the Company cannot reasonably estimate at March 31, 2013 the time period in which it will be able to redeem its investment. Certain hedge fund investments have a redemption notice period and frequency that is not considered to be in the near term; these investments are also classified as Level 3 in the hierarchy. As of March 31, 2013, the remaining hedge fund portfolio investments are classified as Level 2 in the fair value hierarchy. The Company can reasonably estimate when it will be able to redeem its investments at the net asset value, and the redemption period is considered to be in the near term.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Based on the review process applied by management, the permitted practical expedient has not been applied to one hedge fund investment. During the year ended December 31, 2010, a reduction of $2.5 million was made to the net asset value reported by the fund manager to adjust the carrying value of the fund to $nil. As of March 31, 2013, the carrying value of this hedge fund investment remains $nil, which is the Company's best estimate of the fund's fair value.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.
The following table presents the Company’s fair value hierarchy for those assets or liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

March 31, 2013 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$387,523	$488,085	$—	$875,608
Non-U.S. governments	—	209,547	—	209,547
Corporate securities	—	2,379,205	—	2,379,205
Municipal securities	—	259,899	—	259,899
Asset-backed securities	—	301,698	—	301,698
Residential mortgage-backed securities	—	994,401	—	994,401
Commercial mortgage-backed securities	—	454,540	—	454,540
Total fixed maturities	387,523	5,087,375	—	5,474,898
Hedge funds	—	249,964	40,897	290,861
Structured deposit	—	24,250	—	24,250
Derivative assets, net	—	(592)	—	(592)
Other investments	—	273,622	40,897	314,519
	$387,523	$5,360,997	$40,897	$5,789,417

December 31, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$387,572	$497,798	$—	$885,370
Non-U.S. governments	—	246,712	—	246,712
Corporate securities	—	2,610,605	—	2,610,605
Municipal securities	—	273,336	—	273,336
Asset-backed securities	—	371,597	—	371,597
Residential mortgage-backed securities	—	1,234,670	—	1,234,670
Commercial mortgage-backed securities	—	454,259	—	454,259
Total fixed maturities	387,572	5,688,977	—	6,076,549
Hedge funds	—	249,053	44,140	293,193
Structured deposit	—	24,250	—	24,250
Derivative assets, net	—	(488)	—	(488)
Other investments	—	272,815	44,140	316,955
	$387,572	$5,961,792	$44,140	$6,393,504

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the Company’s fair value hierarchy for those assets not carried at fair value in the consolidated balance sheet but for which disclosure of the fair value is required as of March 31, 2013 and December 31, 2012:

March 31, 2013 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$10,025	$21,083	$—	$31,108
Non-U.S. governments	—	651,847	—	651,847
Corporate securities	—	328,586	—	328,586
Municipal securities	—	1,879	—	1,879
Asset-backed securities	—	208	—	208
Total held to maturity fixed maturities	$10,025	$1,003,603	$—	$1,013,628

December 31, 2012 (Expressed in thousands of U.S. Dollars)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3	Total
U.S. government and agencies	$10,224	$21,257	$—	$31,481
Non-U.S. governments	—	680,094	—	680,094
Corporate securities	—	358,308	—	358,308
Asset-backed securities	—	425	—	425
Total held to maturity fixed maturities	$10,224	$1,060,084	$—	$1,070,308

The fair value of the Company’s senior notes as of March 31, 2013 was $508.2 million (December 31, 2012 - $501.1 million) and is classified within Level 2 of the fair value hierarchy.
The Company has no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2013.
The following tables provide a summary of the changes in fair value of the Company’s Level 3 financial assets (and liabilities) for the three months ended March 31, 2013 and 2012:

	Other Investments
(Expressed in thousands of U.S. Dollars)	2013	2012
Beginning balance at January 1	$44,140	$102,866
Total gains or losses (realized/unrealized)
Included in net income	1,911	(1,380)
Included in other comprehensive income	—	—
Purchases	499	503
Issuances	—	—
Settlements	(5,653)	(1,233)
Transfers in and/or out of Level 3	—	—
Ending balance at March 31	$40,897	$100,756
The amount of total gains (losses) for the three months ended March 31, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31	$1,910	$(1,380)
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of derivative instruments as of March 31, 2013 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Foreign exchange forward contracts	$355	$(947)
Total derivatives	$355	$(947)

The fair values of derivative instruments as of December 31, 2012 were:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	Derivative assets Fair Value	Derivative liabilities Fair Value
Interest rate-linked derivatives	$132	$(574)
Foreign exchange forward contracts	330	(376)
Total derivatives	$462	$(950)
The derivative assets and liabilities are included within other investments in the consolidated balance sheets.
As of March 31, 2013, the Company had outstanding interest rate swaps and swaptions of $nil in notional long positions and $nil in notional short positions (December 31, 2012—$52.0 million and $62.7 million, respectively). As of March 31, 2013, the Company had outstanding foreign currency forward contracts of $138.7 million in long positions and $238.9 million in short positions (December 31, 2012—$10.4 million and $145.9 million, respectively).
The impact of derivative instruments on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2013 and 2012, was:

Derivatives not designated as hedging instruments (Expressed in thousands of U.S. Dollars)	2013 Amount of Gain or (Loss) Recognized in Income on Derivatives	2012 Amount of Gain or (Loss) Recognized in Income on Derivatives
Convertible bond equity call options	$—	$1,964
Interest rate-linked derivatives	(733)	6,856
Credit default swaps	—	65
Money market futures	—	234
Foreign exchange forward contracts	561	(1,422)
Total derivatives	$(172)	$7,697
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year, or the 7.20% senior notes. The 7.20% senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The 7.20% senior notes are fully and unconditionally guaranteed by Alterra. The effective interest rate related to the 7.20% senior notes, based on the net proceeds received, was 7.27%. The net proceeds from the sale of the

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.20% senior notes were $99.5 million, which were used to repay a bank loan used to acquire Alterra E&S. Following repurchases of $8.5 million and $0.9 million principal amount in December 2008 and December 2009, respectively, the principal amount of the 7.20% senior notes outstanding as of March 31, 2013 was $90.6 million.
The Company has the option to redeem both the 6.25% senior notes and the 7.20% senior notes at any time, in whole or in part, at a “make-whole” redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest.
Interest expense in connection with the senior notes was $7.1 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively.
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
The Company records income taxes during the period on the estimated effective annual rates for the year ending December 31, 2013 and the year ended December 31, 2012. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense.
10. EQUITY CAPITAL
The Board of Directors of the Company declared the following dividends during 2013 and 2012:

Date Declared	Dividend per share	Dividend to be paid to shareholders of record on	Payable On
February 5, 2013	$0.16	February 19, 2013	March 5, 2013
November 6, 2012	$0.16	November 20, 2012	December 4, 2012
August 7, 2012	$0.16	August 21, 2012	September 4, 2012
May 8, 2012	$0.14	May 22, 2012	June 5, 2012
February 8, 2012	$0.14	February 22, 2012	March 7, 2012
During the three months ended March 31, 2013, the Company repurchased 200,282 common shares at an average price of $30.71 per common share for a total amount of $6.2 million, including the costs incurred to effect the repurchases. These repurchases were in connection with our employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program. As of March 31, 2013, the remaining authorization under the Company’s Board-approved share repurchase program was $301.7 million.
As of March 31, 2013, the Company’s total authorized share capital is $220.0 million. Authorized but unissued shares may be issued as common or preferred shares as the Board may from time to time determine.
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

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Expressed in thousands U.S. Dollars, except share and per share amounts)	2013	2012
Basic earnings per share:
Net income	$99,184	$79,024
Weighted average common shares outstanding—basic	95,721,183	101,002,884
Basic earnings per share	$1.04	$0.78
Diluted earnings per share:
Net income	$99,184	$79,024
Weighted average common shares outstanding—basic	95,721,183	101,002,884
Conversion of warrants	4,045,080	1,931,251
Conversion of options	359,324	116,024
Conversion of employee stock purchase plan	—	6,405
Non participating restricted shares	388,069	97,517
Weighted average common shares outstanding—diluted	100,513,656	103,154,081
Diluted earnings per share	$0.99	$0.77

For the three months ended March 31, 2013, the impact of the conversion of 80,088 options was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended March 31, 2012, the impact of the conversion of warrants of 293,924 and options of 2,447,987 was excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.
12. RELATED PARTIES
The Chubb Corporation
Effective December 15, 2005, Harbor Point acquired the continuing operations and certain assets of Chubb Re, Inc, or Chubb Re, the assumed reinsurance division of The Chubb Corporation, or Chubb, a significant shareholder of Harbor Point at the time, and now a significant shareholder of Alterra. Pursuant to the transaction, Harbor Point and Federal Insurance Company, or Federal, the principal operating subsidiary of Chubb, entered into a runoff services agreement.
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
The Company has entered into several reinsurance agreements with Federal and Chubb Re. The following is a summary of the amounts recognized in the accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income related to these agreements since the Amalgamation:

(Expressed in thousands of U.S. Dollars)	As of March 31, 2013	As of December 31, 2012
Balance Sheets
Premiums receivable	$2,751	$4,409
Losses and benefits recoverable from reinsurers	5,213	5,146
Unearned property and casualty premiums	12,359	14,967
Property and casualty losses	199,642	202,294
Funds withheld from reinsurers	564	575

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended
(Expressed in thousands of U.S. Dollars)	March 31, 2013	March 31, 2012
Statements of Operations
Gross premiums written	$2,748	$2,605
Net earned premiums	4,994	5,360
Net losses and loss expenses	3,870	(905)
Acquisition costs	1,099	1,110
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
The accompanying consolidated balance sheets and consolidated statements of operations and comprehensive income include, or are net of, the following amounts related to the quota share retrocession agreement with Grand Central Re:

(Expressed in thousands of U.S. Dollars)	As of March 31, 2013	As of December 31, 2012
Balance Sheets
Losses and benefits recoverable from reinsurers	$33,814	$34,277
Deposit liabilities	10,786	11,038
Funds withheld from reinsurers	56,271	57,498
Reinsurance balance payable	60	207

	Three Months Ended
(Expressed in thousands of U.S. Dollars)	March 31, 2013	March 31, 2012
Statements of Operations
Reinsurance premiums ceded	$83	$18
Earned premiums ceded	83	18
Other income	25	25
Net losses and loss expenses	—	—
Claims and policy benefits	(604)	(368)
Interest expense	(82)	(78)
The variable quota share retrocession agreement with Grand Central Re is principally collateralized on a funds withheld basis. The rate of return on funds withheld is based on the average of two total return fixed maturity indices. The interest expense recognized by the Company will vary from period to period due to changes in the indices.
New Point IV Limited
The Company owns 34.8% of the outstanding common shares of New Point IV, a Bermuda domiciled company incorporated in 2011. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re IV, a wholly-owned subsidiary of New Point IV. The fees associated with this agreement for the three months ended March 31, 2013 and 2012 were $0.1 million and $4.3 million, respectively.
New Point V Limited
The Company owns 30.3% of the outstanding common shares of New Point V, a Bermuda domiciled company incorporated in 2012. In conjunction with this investment, Alterra Agency and Alterra Bermuda entered into an underwriting services agreement with New Point Re V, a wholly-owned subsidiary of New Point V. The fees associated with this agreement for the three months ended March 31, 2013 were $4.8 million.
Bay Point Holdings Limited
The Company owns 13.8% of the outstanding common shares of Bay Point. In conjunction with this investment, Alterra Bermuda entered into a quota share reinsurance agreement to cede 30% of its property-related lines of business to Bay Point Re

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Limited, a Bermuda-domiciled, wholly-owned reinsurance subsidiary of Bay Point that is managed by Alterra Agency. This quota share reinsurance agreement expired on December 31, 2007. As of March 31, 2013, $2.2 million (December 31, 2012—$2.5 million) was included in premiums receivable and $2.9 million (December 31, 2012—$3.3 million) in losses and benefits recoverable from reinsurers related to this agreement.
13. COMMITMENTS AND CONTINGENCIES
Credit Facilities
On December 16, 2011, Alterra and Alterra Bermuda entered into a $1,100.0 million four-year secured credit facility, or the Senior Credit Facility, with Bank of America and various other financial institutions. The Senior Credit Facility provides for secured letters of credit to be issued for the account of Alterra, Alterra Bermuda and certain other subsidiaries of Alterra and for loans to Alterra and Alterra Bermuda. Loans under the facility are subject to a sublimit of $250.0 million. Subject to certain conditions and at the request of Alterra, the aggregate commitments of the lenders under the Senior Credit Facility may be increased up to a total of $1,600.0 million.
In July 2009, Harbor Point Re Limited (now Alterra Bermuda) entered into a letter of credit facility with Citibank N.A. This credit facility provides up to GBP 30.0 million for the issuance of secured letters of credit in support of the operations of the London branch of Alterra Europe, an indirect subsidiary of Alterra Bermuda.
In December 2012, Alterra Bermuda renewed a $75.0 million letter of credit facility with The Bank of Nova Scotia, which expires on December 13, 2013.
The following table provides a summary of the credit facilities and the amounts pledged as collateral for the issued and outstanding letters of credit as of March 31, 2013 and December 31, 2012:

	Credit Facilities
(expressed in thousands of U.S. Dollars or Great Britain Pounds, as applicable)	U.S Dollar Facilities	Great Britain Pound Facilities
Letter of credit facility capacity as of:
March 31, 2013	$1,175,000	GBP	30,000
December 31, 2012	$1,175,000	GBP	30,000
Letters of credit issued and outstanding as of:
March 31, 2013	$527,098	GBP	16,774
December 31, 2012	$670,861	GBP	16,774
Cash and fixed maturities at fair value pledged as collateral as of:
March 31, 2013	$756,515	GBP	22,760
December 31, 2012	$706,671	GBP	22,355
Each of the credit facilities requires that the Company and/or certain of its subsidiaries comply with certain financial covenants, which may include a minimum consolidated tangible net worth covenant, a minimum issuer financial strength rating, and restrictions on the payment of dividends. The Company was in compliance with all of the financial covenants of each of its letter of credit facilities as of March 31, 2013.
Legal Proceedings
The Company's insurance and reinsurance subsidiaries are subject to litigation and arbitration in the normal course of their operations. These disputes principally relate to claims on policies of insurance and contracts of reinsurance and are typical for the Company and for participants in the property and casualty insurance and reinsurance industries in general. Such legal proceedings are considered in connection with estimating the Company's reserve for property and casualty losses. An estimate of any amounts payable under such proceedings is included in the reserve for property and casualty losses in the consolidated balance sheet. As of March 31, 2013, based on available information, it was the opinion of the Company's management that the ultimate resolution of pending or threatened litigation or arbitrations, both individually and in the aggregate, would not have a material effect on the Company's financial condition, results of operations or liquidity.
Commitments
On June 19, 2012, Alterra Holdings, a wholly-owned subsidiary of the Company, along with private equity funds sponsored by Stone Point Capital, LLC, including Trident V L.P., and several third party investors, executed a subscription agreement with New Point V to purchase common shares of New Point V. Following execution of the subscription agreement and subsequent issuances of common shares, Alterra Holdings holds approximately 30.3% of the issued and outstanding

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

common shares of New Point V. As of March 31, 2013 Alterra Holdings’ remaining commitment under the subscription agreement with New Point V was $8.4 million.
On March 1, 2013 the Company granted long term incentive awards in the form of cash to certain employees under which the Company has committed to the payment of up to an aggregate of $22.1 million in cash compensation to such employees on March 1, 2016, provided they remain employed with the Company on that date. Payments may be accelerated prior to March 1, 2016 for certain qualifying employment terminations.
In connection with and contingent upon the closing of the planned Merger with Markel, the Company has instituted a retention plan for certain employees under which the Company has committed to the payment of stay bonuses up to an aggregate of $23.6 million in cash compensation to such employees one year from the closing of the Merger, provided they remain employed with the Company to that date. Payments may be accelerated for certain qualifying employment terminations.
In connection with the planned Merger with Markel, the Company has a commitment for professional fees of $19.0 million which will be incurred upon the successful closing of the Merger.
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
Warrant related activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Range of Exercise Prices
Balance, December 31, 2012	10,684,539	10,684,539	$18.83	$7.05	$18.60 - $26.48
Additional warrants issued as a result of dividends declared	54,834	54,834	$18.54	$7.09	$18.50 - $18.59
Balance, March 31, 2013	10,739,373	10,739,373	$18.74	$7.05	$18.50 - $26.48
On February 5, 2013, Alterra declared a dividend of $0.16 per share. This dividend resulted in a reduction in the weighted average exercise price of $0.09 and an increase in the number of warrants outstanding by 54,834 (issued at a weighted average grant date fair value per warrant of $7.09). As of March 31, 2013, a deferred dividend liability of $2.7 million is included in accounts payable and accrued expenses in the consolidated balance sheets for those warrant holders who receive cash for dividends declared rather than the anti-dilution adjustment.
The warrants contain a “cashless exercise” provision that allows the warrant holder to surrender the warrants with notice of cashless exercise and receive a number of shares based on the market value of the Company’s shares. The cashless exercise

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

provision results in a lower number of shares being issued than the number of warrants exercised. No warrants were exercised during the three months ended March 31, 2013.
Stock Option Awards
Options that have been granted under the Plans have an exercise price equal to or greater than the fair market value of Alterra’s common shares on the date of grant and have a maximum ten-year term. The fair value of awards granted under the Plans are measured as of the grant date and expensed ratably over the vesting period of the award. All awards provide for accelerated vesting upon a change in control of Alterra. Shares issued under the Plans are made available from authorized but unissued shares. The Company issued 18,095 options during the three months ended March 31, 2013.
The fair value of options issued was estimated using the Black-Scholes option pricing model with the weighted average assumptions detailed below.

2013
Option valuation assumptions:
Expected remaining option life	0.7 years
Expected dividend yield	1.57%
Expected volatility	26.10%
Risk-free interest rate	0.30%
Forfeiture rate	—%
A summary of the 2000 Plan related activity follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2012	606,198	606,198	$21.81	$6.57	$10.75 - $29.76
Options granted	18,095		$31.07	$2.39	$30.91 - $31.69
Options exercised	(44,041)		$20.08	$4.90	$10.75 - $24.74
Options forfeited	(7,388)		$24.74	$4.94	$24.74
Balance, March 31, 2013	572,864	572,864	$22.20	$6.59	$10.75 - $31.69
A summary of the 2008 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2012	727,876	108,333	108,333	$15.75	$6.01	$15.75
Restricted stock forfeited	1,693
Balance, March 31, 2013	729,569	108,333	108,333	$15.75	$6.01	$15.75
A summary of the 2006 Plan related activity follows:

	Awards Available for Grant	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Fair Value of Options	Range of Exercise Prices
Balance, December 31, 2012	1,775,127	1,158,539	1,158,539	$26.78	$5.21	$26.48 - $30.82
Restricted stock forfeited	870
Options forfeited	755	(755)		$26.48	$5.19	$26.48
Options exercised	—	(158,579)		$26.88	$5.23	$26.48 - $30.82
Balance, March 31, 2013	1,776,752	999,205	999,205	$26.76	$5.21	$26.48 - $30.82

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
Total compensation cost recognized for restricted stock and RSU awards recorded in general and administrative expenses was $4.8 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively. Included within compensation cost was $0.8 million and $0.6 million related to performance based awards for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $21.0 million of unrecognized compensation costs related to restricted stock and RSU awards, including $7.2 million related to performance based awards. These costs are expected to be recognized over weighted average periods of 1.8 years and 2.2 years , respectively.
A summary of the Company’s unvested restricted stock awards as of December 31, 2012 and changes during the three months ended March 31, 2013 follow:

	Non-vested Restricted Stock	Weighted - Average Grant - Date Fair Value	Non-vested RSUs	Weighted - Average Grant - Date Fair Value
Balance, December 31, 2012	3,474,367	$22.15	376,528	$22.53
Awards vested	(815,906)	$23.88	(152,985)	$23.97
Awards forfeited	(2,563)	$21.61	—	$—
Balance, March 31, 2013	2,655,898	$21.60	223,543	$21.55
Employee Stock Purchase Plan
On July 1, 2008, the Company introduced an employee stock purchase plan, or the ESPP. The ESPP gives participating employees the right to purchase common shares through payroll deductions during subscription periods, or the Subscription Periods. The Subscription Periods ran from January 1 to June 30 and from July 1 to December 31 each year. Effective January 1, 2013 the ESPP was suspended. The Company recorded an expense for the ESPP of $nil and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Alterra and its consolidated subsidiaries.
The following is a discussion and analysis of our results of operations for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 and our financial condition as of March 31, 2013. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Overview
We are a Bermuda headquartered global enterprise dedicated to providing diversified specialty insurance and reinsurance products to corporations, public entities and property and casualty insurers. As of March 31, 2013, we had $2,875.4 million in consolidated shareholders’ equity.
In Bermuda, we conduct our insurance and reinsurance operations through Alterra Bermuda, which is registered as a Class 4 commercial and Class C long-term insurer under the insurance laws of Bermuda.

In Europe, we conduct our non-Lloyd’s operations through Alterra Europe. Alterra Europe principally operates from Dublin and also operates branches in London and Zurich. Our Lloyd’s operations are conducted through the Syndicates. Alterra at Lloyd’s operations are based primarily in London, with locations in Dublin and Zurich. As of March 31, 2013, our proportionate share of Syndicates 1400, 2525 and 2526 for the 2013 year of account is 100%, nil, and approximately 20%, respectively.
In the United States, our U.S. reinsurance operations are conducted through Alterra Re USA, a Connecticut-domiciled reinsurance company. Our insurance operations in the United States are conducted through Alterra E&S, a Delaware-domiciled excess and surplus insurance company, and Alterra America, a Delaware domiciled admitted insurance company. Through Alterra E&S and Alterra America, we write both admitted and non-admitted business throughout the United States and Puerto Rico.
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
To manage our insurance and reinsurance liability exposure, make our investment decisions and assess our overall enterprise risk, we model our underwriting and investing activities on an integrated basis. Our integrated risk management, as well as terms and conditions of our products, provide flexibility in making decisions regarding investments. Our investments comprise three high grade fixed maturities securities portfolios (one held for trading, one held as available for sale and one held to maturity) and a diversified alternative asset portfolio. Our investment portfolios are designed to provide diversification and to generate positive returns while attempting to reduce the frequency and severity of credit losses. Based on carrying values as of March 31, 2013, the allocation of invested assets was 94.6% in cash and fixed maturities and 5.4% in other investments, principally hedge funds.
Key Performance Indicators
Our principal objective as a global diversified specialty insurance and reinsurance company is to meet our obligations to policyholders, while generating returns on capital that appropriately reward our shareholders for the risk that we assume under our insurance and reinsurance contracts. In an effort to achieve this objective, we assess the potential losses associated with the risks that we insure and reinsure, diversify our risk exposure by product class and by geographic location, manage our investment portfolio risk appropriately and control costs throughout our organization. The financial measures that we believe are most meaningful in analyzing our performance and assessing whether we are achieving our objective are growth in diluted book value per share, net operating income, combined ratio, annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity.
As a global insurer and reinsurer, which includes underwriting property catastrophe risks, we have substantial exposure to losses resulting from natural and man-made catastrophes. The frequency and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe insurers and reinsurers has been generally characterized as low frequency and high severity in nature. Potential claims from catastrophic events may cause substantial volatility in our financial results for any fiscal quarter. As a result, the financial measures that we use to analyze our performance will reflect this volatility in the short term; however, we believe these measures should demonstrate less volatility over the long term.

The table below illustrates our key performance indicators as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012:

	As of March 31, 2013	As of December 31, 2012
Book value per share (1)	$29.89	$29.56
Diluted book value per share (1)	$28.44	$28.34

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
	(in thousands of U.S. Dollars, except percentages)
Increase in diluted book value per share, including dividends (2)	0.9%	3.3%
Net operating income (3)	$77,220	$67,756
Combined ratio (4)	87.4%	92.6%
Annualized return on average shareholders’ equity (5)	13.9%	11.2%
Annualized net operating return on average shareholders’ equity (3)(5)	10.8%	9.6%

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

(3)
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

(5)
Annualized return on average shareholders’ equity and annualized net operating return on average shareholders’ equity are calculated by dividing net income and net operating income, respectively, by average shareholders’ equity.

We consider growth in diluted book value per share to be the most important financial performance measure in assessing whether we are meeting our business objectives. We believe that a comparison of diluted book value per share growth should be adjusted for dividends to fully reflect the value created for shareholders. For the quarter ended March 31, 2013, our diluted book value per share including dividends increased by 0.9%. The increase was principally due to net income generated of $99.2 million, partially offset by dividends of $15.3 million and a decrease in accumulated other comprehensive income of $51.4 million, driven by a decrease in net unrealized gains on investments.
Our net operating income for the quarter ended March 31, 2013 increased compared with the prior year period principally due to improved underwriting income within our reinsurance, Alterra at Lloyd's and U.S. insurance segments partially offset by a reduction in investment income. The improved underwriting income was principally driven by a $9.8 million increase in net favorable development on prior year loss reserves and improved acquisition cost and general and administrative expense ratios. Net favorable development of prior year loss reserves was $20.6 million for the quarter ended March 31, 2013, principally within our reinsurance segment, and which reduced the combined ratio by 6.0 percentage points. This compares to net favorable development of prior year loss reserves of $10.8 million in the prior year period. The decline in investment income was principally due to lower reinvestment yields on new investment purchases and higher cash balances. We have not been investing as much of our cash from operations into fixed maturity and alternative investments as we normally would be, instead building up our cash and cash equivalents balance to satisfy a requirement under the Merger Agreement, to have $500.0 million of cash available at the closing of the Merger.
The increase in net favorable prior year loss development was the principal contributor to the decrease in our combined ratio for the quarter ended March 31, 2013 and the increase in our annualized net return on average shareholders' equity and annualized net operating return on average shareholders' equity for the quarter ended March 31, 2013 compared to the prior year period. We target a long-term net operating return on average shareholders' equity, or net operating ROE, of the risk free rate plus 10% over the cycle. We believe that in the current stage of the cycle, our net operating ROE is consistent with this long-term target.
We seek to manage and monitor our short tail catastrophe exposed business so that the estimated maximum impact of a catastrophic event in any geographic zone is less than 25% of our beginning of year shareholders’ equity for a modeled 1 in 250 year event. As of March 31, 2013, our aggregate exposure was below this target. We intend to continue to monitor the pricing environment and believe we have the capital and operational flexibility to adjust our aggregate exposure should market conditions change materially over the course of 2013.
On December 18, 2012 we entered into the Merger Agreement with Markel. The Merger is expected to close on May 1, 2013, subject to customary closing conditions.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the quarter ended March 31, 2013. We believe that the critical accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies pertain to revenue recognition, loss and benefit expenses and investment valuation. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Consolidated Results of Operations—For the quarter ended March 31, 2013 and 2012
Our consolidated results of operations for the quarter ended March 31, 2013 and 2012 are summarized below:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$649,993	$661,330	(1.7)%
Reinsurance premiums ceded	(190,290)	(224,462)	(15.2)%
Net premiums written	$459,703	$436,868	5.2%

Net premiums earned	$345,902	$338,175	2.3%
Net investment income	49,099	58,678	(16.3)%
Net realized and unrealized gains (losses) on investments	40,395	25,493	58.5%
Net impairment losses recognized in earnings	(152)	(5,369)	(97.2)%
Other income	5,701	5,362	6.3%
Total revenues	440,945	422,339	4.4%

Net losses and loss expenses	203,557	206,029	(1.2)%
Claims and policy benefits	13,887	13,466	3.1%
Acquisition costs	56,902	59,724	(4.7)%
Interest expense	8,132	8,628	(5.7)%
Net foreign exchange losses (gains)	15	(32)	n/m
Merger and acquisition expenses	626	—	n/m
General and administrative expenses	57,923	60,082	(3.6)%
Total losses and expenses	341,042	347,897	(2.0)%
Income before taxes	99,903	74,442	34.2%
Income tax expense (benefit)	719	(4,582)	n/m
Net income	$99,184	$79,024	25.5%

Loss ratio (a)	59.0%	61.0%
Acquisition cost ratio (b)	16.4%	17.6%
General and administrative expense ratio (c)	12.0%	14.0%
Combined ratio (d)	87.4%	92.6%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned for the property and casualty business.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned for the property and casualty business.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned for the property and casualty business.

(d)
The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned for the property and casualty business.

n/m Not meaningful.
Premiums. Gross premiums written for the quarter ended March 31, 2013 decreased 1.7% compared to the prior year period. Decreased gross premiums written in our U.S. insurance and reinsurance segments was partially offset by growth in our global insurance and Alterra at Lloyd's segments. In our global insurance segment the growth was principally in the professional liability line of business and in our Alterra at Lloyd's segment the growth was in the newer product lines, including professional indemnity and international casualty. These areas have expanded due to underwriting teams added over the last year. In our U.S insurance segment, the decrease in premiums was principally due to the discontinuation of the business written through our contracted general agent distribution channel (our "contract binding business"). In the reinsurance segment the decrease was principally in the professional liability and agriculture lines of business partially offset by growth in auto, general casualty and workers' compensation lines of business.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2013 was 29.3% compared to 33.9% in the prior year period. The decrease in the ratio for the quarter was principally due to a reduction in the property reinsurance purchased in our reinsurance and Alterra at Lloyd's segments. The ratio for the quarter ended March 31, 2012 was also impacted by the 100% retrocession of our contract binding business in our U.S. insurance segment starting from August 1, 2011. We ceased writing and ceding the contract binding business in the second quarter of 2012 which results in a lower ratio of reinsurance premiums ceded to gross premiums written in the quarter ended March 31, 2013 compared to the prior year period.
During the past several years, we have shifted our mix of business written from predominantly long-tail business to predominantly short-tail business, principally in response to market conditions. This greater emphasis on short-tail lines of business, with property being the largest component, and including our investment in the New Point sidecars, has increased our probable maximum loss from property catastrophe events compared to three years ago. We regularly monitor our need for reinsurance based on aggregate risk exposures and revise our reinsurance ceded program accordingly.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net investment income. Net investment income for the quarter ended March 31, 2013 decreased by 16.3% compared to the prior year quarter. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio. In addition, our ratio of average cash to average invested assets has increased from 10.8% for the quarter ended March 31, 2012 to 12.0% for the quarter ended March 31, 2013. This increase was driven by a requirement of the Merger Agreement to have $500.0 million in cash available upon closing of the Merger, which has reduced the amount of cash being invested into fixed maturity investments during the quarter.
Net realized and unrealized gains (losses) on investments. Net realized and unrealized gains and losses on investments may vary significantly from period to period. For the quarter ended March 31, 2013, the principal components of the net gain were $22.2 million of net realized gains from sales of our available for sale fixed maturities, compared to $7.8 million of gains in the prior year period and a $12.7 million increase in fair value of the hedge fund portfolio, compared to an increase in fair value of $3.7 million in the prior year period. In addition the quarter ended March 31, 2013 included $4.4 million of income from equity method investments, compared to $4.9 million in the prior year period, principally related to our investments in New Point V and New Point IV.
Other income. Other income for the quarters ended March 31, 2013 and 2012 principally comprised underwriting fees and profit commission earned from New Point Re V and New Point Re IV, respectively.
Net losses and loss expenses. The loss ratio decreased for the quarter ended March 31, 2013 by 2.0 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable development of prior year loss reserves in the quarter ended March 31, 2013 of $20.6 million compared to $10.8 million in the quarter ended March 31, 2012;

•
Net favorable development of $0.6 million was recognized in our global insurance segment, $0.2 million in our U.S. insurance segment, $17.1 million in our reinsurance segment and $2.6 million in our Alterra at Lloyd's segment in the quarter ended March 31, 2013;

•
The prior year loss reserve development reduced the loss ratio by 6.0 percentage points for the quarter ended March 31, 2013, compared to 3.2 percentage points for the quarter ended March 31, 2012. Excluding the impact of net favorable loss development, the loss ratio for the quarter ended March 31, 2013 was 64.9%, compared to 64.2% for the quarter ended March 31, 2012; and

•	For both the quarter ended March 31, 2013 and March 31, 2012, our results do not include significant losses related to property catastrophe events.
Acquisition costs. Our acquisition cost ratio for the quarter ended March 31, 2013 decreased by 1.2 percentage points compared to the prior year period. The insurance and reinsurance contracts we write have a wide range of acquisition cost ratios. Changes in the mix of business written and earned and the amount and type of reinsurance purchased impact our acquisition cost ratio from period to period.
Interest expense. Interest expense reflects interest on our senior notes, interest on funds withheld from reinsurers, and accretion on deposit liability contracts. Interest expense for the quarter ended March 31, 2013 decreased compared to the prior year period principally due to a reduction in the interest expense charged on funds withheld from Grand Central Re.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2013 decreased by $2.2 million compared to the prior year period. The decrease was principally due to a decrease in employee compensation expense in our reinsurance segment due to lower headcount, partially offset by additional employee compensation triggered by the resignation of a senior executive in our corporate group.
Income tax expense (benefit). Income tax expense or benefit is generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Latin America. The effective tax rate was 0.7% for the quarter ended March 31, 2013, compared with a negative 6.2% for the prior year period. Our effective income tax rate, which we calculate as income tax expense or benefit divided by income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with different tax rates.
Segment Results of Operations—For the quarter ended March 31, 2013 and 2012
We monitor the performance of our underwriting operations in five segments:

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

Global Insurance Segment

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$75,554	$66,771	13.2%
Reinsurance premiums ceded	(45,053)	(43,251)	4.2%
Net premiums written	$30,501	$23,520	29.7%

Net premiums earned	$46,372	$46,970	(1.3)%
Net losses and loss expenses	(34,922)	(18,061)	93.4%
Acquisition costs	(43)	(59)	(27.1)%
General and administrative expenses	(5,977)	(6,481)	(7.8)%
Other income	884	815	8.5%
Underwriting income	$6,314	$23,184	(72.8)%

Loss ratio (a)	75.3%	38.5%
Acquisition cost ratio (b)	0.1%	0.1%
General and administrative expense ratio (c)	12.9%	13.8%
Combined ratio (d)	88.3%	52.4%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.

	Quarter Ended March 31, 2013	% of Premium Written	% Ceded	Quarter Ended March 31, 2012	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Aviation	$1,585	2.1%	320.1%	$1,302	1.9%	279.3%
Excess liability	20,242	26.8%	51.5%	25,186	37.7%	58.5%
Professional liability	36,252	48.0%	53.4%	24,466	36.7%	59.3%
Property	17,475	23.1%	58.5%	15,817	23.7%	65.6%
	$75,554	100.0%	59.6%	$66,771	100.0%	64.8%

Premiums. Gross premiums written for the quarter ended March 31, 2013 increased by 13.2% compared to the prior year period. The increase for the quarter was principally due to more favorable pricing in the professional liability line of business. This increase was partially offset by a reduction in the renewal of contracts in the excess liability line of business in the quarter ended March 31, 2013.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2013 was 59.6% compared to 64.8% in the prior year period. The amount of reinsurance that we purchase can vary significantly by line of business and within lines of business.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2013 increased by 36.8 percentage points compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable development of prior year loss reserves in the quarter ended March 31, 2013 of $0.6 million compared to $18.3 million in the quarter ended March 31, 2012;

•
Net favorable loss development in the quarter ended March 31, 2013 was principally in the following lines of business and accident years: property (2011), aviation (2009 and 2010) and general liability (2005 and 2006) partially offset by net unfavorable prior year loss development in the professional liability line of business. Predominantly favorable prior year development of the professional liability reserves was more than offset by increased case reserve estimates on a limited number of contracts;

•
The prior year loss reserve development reduced the loss ratio by 1.3 percentage points for the quarter ended March 31, 2013, compared to 39.0 percentage points for the quarter ended March 31, 2012. Excluding the impact of net favorable loss development, the loss ratio was 76.6% for the quarter ended March 31, 2013, compared to 77.4% for the quarter ended March 31, 2012. The decrease was principally due to a reduction in the level of significant per risk property losses during the quarter ended March 31, 2013 compared to the prior year period; and

•	For the quarters ended March 31, 2013 and 2012, we had no significant losses associated with significant property catastrophe events.
Acquisition costs. Acquisition costs are presented net of ceding commission income associated with reinsurance premiums ceded. These ceding commissions compensate us for the costs of producing the portfolio of risks ceded to our reinsurers. The acquisition cost ratio was consistent for the quarters ended March 31, 2013 and 2012.
General and administrative expenses. General and administrative expenses decreased $0.5 million for the quarter ended March 31, 2013 compared to the prior year period. The decrease was principally due to a reduction in incentive-based compensation expense.
U.S. Insurance Segment

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$99,473	$104,282	(4.6)%
Reinsurance premiums ceded	(62,682)	(70,494)	(11.1)%
Net premiums written	$36,791	$33,788	8.9%

Net premiums earned	$49,963	$55,785	(10.4)%
Net losses and loss expenses	(33,215)	(37,564)	(11.6)%
Acquisition costs	(4,327)	(7,696)	(43.8)%
General and administrative expenses	(10,445)	(12,257)	(14.8)%
Other income	—	81	(100.0)%
Underwriting income (loss)	$1,976	$(1,651)	n/m

Loss ratio (a)	66.5%	67.3%
Acquisition cost ratio (b)	8.7%	13.8%
General and administrative expense ratio (c)	20.9%	22.0%
Combined ratio (d)	96.0%	103.1%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended March 31, 2013	% of Premium Written	% Ceded	Quarter Ended March 31, 2012	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
General/ Excess Liability	$29,793	30.0%	46.3%	$21,021	20.2%	41.5%
Marine	26,346	26.5%	30.1%	25,201	24.2%	27.5%
Professional Liability	14,356	14.4%	56.6%	11,208	10.7%	36.9%
Property	28,161	28.3%	114.3%	29,247	28.0%	114.2%
Gross Premiums Written excluding Contract binding business	98,656	99.2%	62.9%	86,677	83.1%	61.4%
Contract binding business - Property	(42)	—%	41.9%	3,959	3.8%	106.0%
Contract binding business - General Liability	859	0.8%	74.8%	13,646	13.2%	96.1%
	$99,473	100.0%	63.0%	$104,282	100.0%	67.6%

Premiums. Gross premiums written for the quarter ended March 31, 2013 decreased 4.6%, compared to the prior year period. Excluding the contract binding business which we ceased writing in the quarter ended June 30, 2012, gross premiums written increased 13.8% for the quarter ended March 31, 2013, compared to the prior year period. Significant factors affecting gross premiums written were:

•	Growth in wholesale excess casualty business (which is included within our general/excess liability line of business) of $9.8 million for the quarter ended March 31, 2013;

•	Continued expansion of our retail Alterra Insurance USA platform, principally in the professional liability line of business;

•	Growth in our marine line of business resulting from the expansion of our underwriting team; and

•
A decrease in general liability insurance written through the brokerage distribution channel of $2.0 million for the quarter ended March 31, 2013, compared to the prior year period. We ceased writing this product line in the first quarter of 2012.

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
The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2013 was 63.0% compared to 67.6% in the prior year period. The decrease in the percentage of premiums ceded in the quarter ended March 31, 2013 was due principally to the 100% cession of $16.8 million of gross premiums written from the contract binding business affecting both general liability and property lines for the quarter ended March 31, 2012. Excluding the impact of the 100% cession of the contract binding business, the ratio of reinsurance premiums ceded to gross premiums written was 61.4% for the quarter ended March 31, 2012. The increase in our ratio of reinsurance premiums ceded to gross premiums written was due to an increase in the quota share cession rates on our brokerage-sourced property business and the shift in business mix within the segment to newer product lines including our wholesale excess casualty line and our retail Alterra Insurance USA platform on which we purchase more reinsurance than on our more established lines of business.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio for the quarter ended March 31, 2013 decreased 0.8 percentage points, compared to the prior year period. Significant items that impacted the loss ratio were:

•
Net favorable prior year loss development of $0.2 million for the quarter ended March 31, 2013, compared to net unfavorable loss development of $1.0 million for the quarter ended March 31, 2012. The prior year loss reserve development decreased the loss ratio by 0.5 percentage points for the quarter ended March 31, 2013, and increased the loss ratio by 1.8 percentage points for the quarter ended March 31, 2012;

•
Excluding the impact of prior year loss development, the loss ratio was 67.0% for the quarter ended March 31, 2013, compared to 65.5% for the quarter ended March 31, 2012. The increase in loss ratio was due principally to the change in the mix of business, particularly an increase in excess casualty, marine and professional liability lines of business. These lines of business have a higher average loss ratio than property lines, which declined as a percentage of net premiums earned; and

•	Our results for both the quarter ended March 31, 2013 and 2012 included no significant property catastrophe losses.
Acquisition expenses. Acquisition costs decreased $3.4 million for the quarter ended March 31, 2013 compared to the prior year period. The decrease was due partly to a decrease in net premiums earned and also changes in the mix of business with an increase in excess casualty and retail business earned which have lower acquisition cost ratios. In addition, there was an increase in the commission income earned from the quota share reinsurance treaty covering our brokerage-sourced property business. This was partially offset by the decrease in commission income on the contract binding business that was 100% ceded which benefited acquisition expenses in the quarter ended March 31, 2012.
General and administrative expenses. General and administrative expenses decreased $1.8 million for the quarter ended March 31, 2013 compared to the prior year period. The increase was principally due to decreased incentive based compensation costs and reduction in salary costs due to reduced headcount.
Reinsurance Segment

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$315,858	$343,694	(8.1)%
Reinsurance premiums ceded	(57,474)	(72,109)	(20.3)%
Net premiums written	$258,384	$271,585	(4.9)%

Net premiums earned	$180,052	$182,148	(1.2)%
Net losses and loss expenses	(94,662)	(111,729)	(15.3)%
Acquisition costs	(40,438)	(42,416)	(4.7)%
General and administrative expenses	(15,100)	(19,311)	(21.8)%
Other income	4,864	4,441	9.5%
Underwriting income	$34,716	$13,133	164.3%

Loss ratio (a)	52.6%	61.3%
Acquisition cost ratio (b)	22.5%	23.3%
General and administrative expense ratio (c)	8.4%	10.6%
Combined ratio (d)	83.4%	95.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended March 31, 2013	% of Premium written	% Ceded	Quarter Ended March 31, 2012	% of Premium written	% Ceded
	(Expressed in thousands of U.S Dollars)			(Expressed in thousands of U.S Dollars)
Gross Premiums Written by Type of Risk:
Agriculture	$961	0.3%	0.6%	$17,505	5.1%	—
Auto	15,170	4.8%	—	512	0.1%	—
Aviation	3,694	1.2%	0.1%	5,525	1.6%	21.6%
Credit/surety	29,817	9.4%	8.9%	35,850	10.4%	15.5%
General casualty	24,712	7.8%	2.3%	14,956	4.4%	—
Marine & energy	17,754	5.6%	3.0%	13,395	3.9%	3.3%
Medical malpractice	7,022	2.2%	—	11,276	3.3%	—
Other	2,529	0.8%	—	4,437	1.3%	—
Professional liability	27,031	8.6%	—	59,458	17.3%	—
Property	159,157	50.4%	33.7%	161,124	46.9%	40.9%
Whole account	(46)	—	—	1,408	0.4%	—
Workers’ compensation	28,057	8.9%	—	18,248	5.3%	—
	$315,858	100.0%	18.2%	$343,694	100.0%	21.0%

Effective July 1, 2012, we redefined our reporting segments by combining the reinsurance and Latin America segments into a single reinsurance segment. Our Latin America business is now combined with and reported as part of the reinsurance segment. The comparative period has been re-presented to reflect these changes. For the quarter ended March 31, 2013 and 2012, gross premiums written from our Latin America operations, which are now included in the reinsurance segment, were $30.1 million and $25.3 million, respectively.
Premiums. Gross premiums written for the quarter ended March 31, 2013 decreased by 8.1% compared to the prior year period. Significant factors affecting the gross premiums written were:

•
Gross premiums written in our professional liability line of business decreased $32.4 million principally resulting from the non renewal of two contracts due to unfavorable pricing and the reduced participation on a significant contract;

•	Gross premiums written in our agriculture line of business decreased $16.5 million principally resulting from the non renewal of one contract;

•
Gross premiums written in our auto line of business increased $14.7 million. The quarter ended March 31, 2013 included positive premium adjustments of $3.8 million compared to negative premium adjustments of $8.0 million in the prior year period. Excluding the impact of these adjustments, the gross premiums written for the quarter ended March 31, 2013 were $11.4 million compared to $8.5 million in the prior year period;

•	Gross premiums written in our general casualty line of business increased $9.8 million principally due to increased participation on a significant quota share treaty; and

•	Gross premiums written in our workers' compensation line of business increased $9.8 million principally due to a change in the timing of a contract renewal.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2013 was 18.2% compared to 21.0% in the prior year period. The decrease was principally due to changes in our property reinsurance program, including a decrease in the ceding percentage on our property quota share treaties. We regularly monitor our need for reinsurance based on aggregate risk exposures.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expenses. The loss ratio decreased by 8.7 percentage points for the quarter ended March 31, 2013 compared to the prior year period. Significant items impacting the loss ratio were:

•	Net favorable development of prior year loss reserves in the quarter ended March 31, 2013 of $17.1 million compared to net unfavorable development of $2.1 million in the quarter ended March 31, 2012;

•
Prior year loss development in the quarter ended March 31, 2013 was principally related to net favorable development in our property line of business (2011 and 2012 years). This was partially offset by net unfavorable development in our professional liability (2007-2009 years) and medical malpractice (2009 and 2010 years) lines of business relating to worse than expected claims experiences on a limited number of contracts;

•
The prior year loss reserve development reduced the loss ratio by 9.5 percentage points for the quarter ended March 31, 2013 compared to an increase to the loss ratio of 1.1 percentage points for the quarter ended March 31, 2012. Excluding the impact of net favorable loss development, the loss ratio was 62.1% for the quarter ended March 31, 2013, compared to 60.2% for the quarter ended March 31, 2012 principally due to changes in mix of business; and

•	There were no significant losses associated with property catastrophe events during the quarters ended March 31, 2013 and 2012.
Acquisition costs. Acquisition costs for the quarter ended March 31, 2013 decreased consistent with decreases in net premiums earned compared to the prior year period. The reinsurance contracts we write have a wide range of acquisition cost ratios and the small decrease in acquisition ratio compared the prior year period is the result of shifts in the mix of business written and earned.
General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2013 decreased by $4.2 million compared to the prior year period, principally due decreased incentive based compensation costs and reduction in salary costs due to reduced headcount.
Other income. Other income for the quarters ended March 31, 2013 and 2012 principally related to underwriting fees and profit commission earned from New Point Re V and New Point Re IV, respectively.
Alterra at Lloyd’s Segment
Our Alterra at Lloyd’s segment comprises all of our Lloyd’s operating businesses, other than underwriting activity related to Latin America, which is included within our reinsurance segment.

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Gross premiums written	$158,384	$146,143	8.4%
Reinsurance premiums ceded	(24,998)	(38,590)	(35.2)%
Net premiums written	$133,386	$107,553	24.0%

Net premiums earned	$68,874	$52,850	30.3%
Net losses and loss expenses	(40,758)	(38,675)	5.4%
Acquisition costs	(11,965)	(9,434)	26.8%
General and administrative expenses	(10,035)	(9,095)	10.3%
Underwriting income (loss)	$6,116	$(4,354)	n/m

Loss ratio (a)	59.2%	73.2%
Acquisition cost ratio (b)	17.4%	17.9%
General and administrative expense ratio (c)	14.6%	17.2%
Combined ratio (d)	91.1%	108.2%

(a)	The loss ratio is calculated by dividing net losses and loss expenses by net premiums earned.

(b)	The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned.

(c)	The general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.

(d)	The combined ratio is calculated by dividing the sum of net losses and loss expenses, acquisition costs and general and administrative expenses by net premiums earned.
n/m Not meaningful.

	Quarter Ended March 31, 2013	% of Premium Written	% Ceded	Quarter Ended March 31, 2012	% of Premium Written	% Ceded
	(Expressed in thousands of U.S. Dollars)
Gross Premiums Written by Type of Risk:
Accident & health	$17,656	11.2%	12.4%	$17,432	11.9%	37.1%
Agriculture	22,305	14.1%	—	20,370	14.0%	—
Aviation	999	0.6%	44.9%	2,486	1.7%	246.4%
Financial institutions	8,725	5.5%	42.5%	6,904	4.7%	62.6%
International casualty	54,398	34.3%	5.5%	49,268	33.7%	8.5%
Marine	3,921	2.5%	46.1%	2,726	1.9%	(9.1)%
Professional liability	17,654	11.1%	(3.2)%	5,428	3.7%	42.2%
Property	32,726	20.7%	43.9%	41,529	28.4%	36.6%
	$158,384	100.0%	15.8%	$146,143	100.0%	26.4%

Premiums. Gross premiums written for the quarter ended March 31, 2013 increased 8.4% compared to the prior year period. The increase was principally due to growth in our newer professional indemnity product line (included within professional liability) along with growth in our international casualty line of business due to favorable pricing conditions. This was partially offset by a decrease of $8.8 million in property premiums written due to a reduction in our appetite for property catastrophe risks in this segment.
The ratio of reinsurance premiums ceded to gross premiums written for the quarter ended March 31, 2013 was 15.8% compared to 26.4% for the prior year period. The decrease in the ratio was principally due to changes in mix of business and the timing of renewal of certain reinsurance treaties.
Net premiums earned is a function of the earning of gross premiums written and reinsurance premiums ceded over the last several quarters and, therefore, changes in net premiums earned generally lag quarterly increases and decreases in gross premiums written and reinsurance premiums ceded.
Net losses and loss expense. The loss ratio for the quarter ended March 31, 2013 decreased 14.0 percentage points compared to the prior year period. Significant items impacting the loss ratios were:

•	Net favorable development of prior year loss reserves in the quarter ended March 31, 2013 was $2.6 million compared to net unfavorable development of $4.5 million in the quarter ended March 31, 2012;

•	The net favorable development in the quarter ended March 31, 2013 was principally on our property line of business;

•
The prior year loss reserve development reduced the loss ratio by 3.7 percentage points for the quarter ended March 31, 2013 and increased the loss ratio by 8.5 percentage points for the quarter ended March 31, 2012. Excluding the impact of prior year loss development, the loss ratio was 62.9% for the quarter ended March 31, 2013, compared to 64.7% for the quarter ended March 31, 2012. The decrease for the quarter ended March 31, 2013 was principally due to changes in the mix of business; and

•	There were no significant losses associated with property catastrophe events during the quarters ended March 31, 2013 and 2012.
Acquisition expenses. The acquisition costs increased $2.5 million for the quarter ended March 31, 2013 compared to the prior year period. This increase was in line with the growth in net premiums earned.
General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2013 increased $0.9 million, compared to the prior year period, principally due to increased compensation costs related to growth in headcount due to expansion of underwriting teams. However, the increase in net premiums earned reduced our general and expense ratio by 2.6 percentage points compared to the prior year period.

Life and Annuity Reinsurance Segment

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Net premiums earned	$641	$422	51.9%
Net investment income	13,526	14,776	(8.5)%
Claims and policy benefits	(13,887)	(13,466)	3.1%
Acquisition costs	(129)	(119)	8.4%
General and administrative expenses	(106)	(34)	211.8%
Income	$45	$1,579	n/m
There were no new life and annuity contracts written during the quarter ended March 31, 2013 or during the year ended December 31, 2012. In 2010 we decided not to write any new life and annuity contracts for the foreseeable future. This decision does not affect our existing life and annuity reinsurance contracts and we continue to service our existing life and annuity customer base.
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

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	% change
	(Expressed in thousands of U.S. Dollars)
Net investment income	$49,099	$58,678	(16.3)%
Net realized and unrealized gains on investments	$40,395	$25,493	58.5%
Net impairment losses recognized in earnings	$(152)	$(5,369)	(97.2)%
Average annualized yield on cash and fixed maturities	2.58%	3.12%
Net investment income. Net investment income for the quarter ended March 31, 2013 decreased compared to the respective prior year period. The decline in investment income was principally due to lower reinvestment yields on new investment purchases and higher cash balances. As investments in our fixed maturity portfolio mature, lower reinvestment yields on new purchases have reduced the weighted average book yield of our portfolio. In addition, our ratio of average cash to average invested assets has increased from 10.8% for the quarter ended March 31, 2012 to 12.0% for the quarter ended March 31, 2013. This increase was driven by a requirement of the Merger Agreement to have $500.0 million in cash available upon closing of the Merger. Meeting this requirement has reduced the amount of cash being invested into fixed maturity investments during the quarter and increased our cash balance.

Net realized and unrealized gains (losses) on investment include the following:

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
	(Expressed in thousands of U.S. Dollars)
Increase in fair value of hedge funds	$12,660	$3,679
(Decrease) increase in fair value of derivatives	(172)	7,697
Increase in fair value of structured deposit	—	365
Increase in fair value of other investments	12,488	11,741
Net realized gains on available for sale and held to maturity securities	24,373	7,759
Net realized and unrealized (losses) gains on trading securities	(861)	1,066
Income from equity method investments	4,395	4,927
Net realized and unrealized gains on investments	$40,395	$25,493
Change in fair value of other investments. Our investments in hedge funds comprises the majority of other investments. The increase in fair value of the hedge fund portfolio was $12.7 million, or a 4.21% rate of return, for the quarter ended March 31, 2013 compared to an increase of $3.7 million, or a 0.98% rate of return, for the quarter ended March 31, 2012. The rate of return of 4.21% for the quarter ended March 31, 2013 compares to the HFRI Fund of Funds Composite Index returning 3.36% over the same period, which we believe is our most relevant benchmark.
The allocation of invested assets to our hedge fund portfolio as of March 31, 2013 was 3.6%, which is consistent with our expected ongoing allocation. The objective of our hedge fund portfolio is to achieve a market neutral/absolute return strategy, with diversification by strategy and underlying fund. A market neutral strategy strives to generate consistent returns in both up and down markets by selecting long and short positions with a total net exposure of zero. Returns are derived from the long/short spread, or the amount by which long positions outperform short positions. The objective of an absolute return strategy is to provide stable performance regardless of market conditions, with minimal correlation to market benchmarks.
The fair value of derivatives decreased by $0.2 million for the quarter ended March 31, 2013 compared to an increase in fair value of $7.7 million for the quarter ended March 31, 2012. We hold various derivative instruments, including convertible bond equity call options, interest rate linked derivative instruments and foreign exchange forward contracts. The loss for the current quarter resulted from interest rate swaps, partially offset by foreign exchange forwards contracts. The majority of the gain for the quarter ended March 31, 2012 resulted from interest rate swap positions. Both taken as part of a total return strategy followed by a portion of our investment portfolio.
As of March 31, 2013, we held an index-linked structured deposit. The deposit has a guaranteed minimum redemption amount of $24.3 million and a scheduled redemption date of December 18, 2013. The fair value of the structured deposit did not change during the quarter ended March 31, 2013.
Income from equity method investments for the quarters ended March 31, 2013 and 2012 principally comprised our equity share of net income from New Point V and New Point IV, respectively.
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
Net realized and unrealized gains on our fixed maturities portfolios for the quarter ended March 31, 2013 were $23.5 million, compared to gains of $8.8 million for the quarter ended March 31, 2012. Most of the realized gains in the quarter ended March 31, 2013 related to sales of longer duration securities, taking advantage of gains caused by depressed long term interest rates and at the same time reducing our exposure to longer duration securities.
Net impairment losses recognized in earnings. As a result of our quarterly review of securities in an unrealized loss position, we recorded OTTI losses through earnings of $0.2 million for the quarter ended March 31, 2013 and $5.4 million for the prior year period. These impairment losses are presented separately from all other net realized and unrealized gains and losses on investments. A discussion of our process for estimating OTTI is included in Note 5 of our unaudited consolidated interim financial statements included herein.
Financial Condition
Cash and invested assets. Aggregate invested assets, comprising cash and cash equivalents, fixed maturities and other investments, were $8,022.8 million as of March 31, 2013 compared to $8,032.6 million as of December 31, 2012, a decrease of 0.1%. The decrease in cash and invested assets resulted principally from the combination of the timing of the settlement of premiums and losses, and the decrease in fair value of our available for sale portfolio and the payment of dividends. Our cash and cash equivalents balance increased significantly since December 31, 2012. This increase was driven by a requirement under the Merger Agreement to have $500.0 million in cash available upon closing of the Merger.
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
Our fixed maturity portfolio comprises high quality, liquid securities. As of March 31, 2013, our fixed maturities investments had a dollar-weighted average credit rating of Aa2/AA. Under our fixed maturities investment guidelines, a minimum weighted average credit rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. Our fixed maturities investment guidelines also provide that we cannot leverage our fixed maturities investments. Further details of the credit ratings on our fixed maturities investments is included in Note 5 of our unaudited consolidated interim financial statements included herein.
Our portfolio of investment grade fixed maturities includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. As a result of the increasing default rates of borrowers, there currently is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations than historically existed, especially those that are non-investment grade. These factors make estimating the fair value of these securities more uncertain. We obtain fair value estimates from multiple independent pricing sources in an effort to mitigate some of the uncertainty surrounding the fair value estimates. If we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of March 31, 2013.
We performed a review of securities in an unrealized loss position as of March 31, 2013 for other-than-temporary impairments, which included the consideration of relevant factors, including prepayment rates, subordination levels, default rates, credit ratings, weighted average life and cash flow testing. Together with our investment managers, we continue to monitor our potential exposure to credit losses in mortgage-backed and asset-backed securities, and we will make adjustments to the investment portfolio, if and when we deem necessary.

We continue to monitor the ongoing uncertainty over the financial health of certain European governments and corporate institutions and our exposure to the credit risk of investments in these entities. As of March 31, 2013, we held European government securities with a fair value of $799.2 million, distributed as follows:

	As of March 31, 2013
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
France	$284,672	35.6%
Germany	271,888	34.0%
Netherlands	153,366	19.2%
United Kingdom	47,531	6.0%
Belgium	22,196	2.8%
Norway	10,975	1.4%
Denmark	4,336	0.5%
All others	4,282	0.5%
European government holdings	$799,246	100.0%
As of March 31, 2013, we held no government securities issued by Greece, Ireland, Italy, Portugal or Spain.

As of March 31, 2013, we held European corporate securities with a fair value of $749.9 million. The distribution by country was as follows:

	As of March 31, 2013
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
United Kingdom	$97,974	$28,667	$104,270	$230,911
Netherlands	38,462	1,439	58,955	98,856
Germany	87,292	—	11,396	98,688
France	39,886	803	53,086	93,775
Supranational	80,828	—	—	80,828
Switzerland	56,615	—	1,091	57,706
Norway	18,689	—	23,339	42,028
Sweden	28,659	—	—	28,659
Luxembourg	—	—	11,941	11,941
Ireland	—	—	4,375	4,375
Jersey	—	—	1,573	1,573
Spain	—	—	514	514
European corporate holdings	$448,405	$30,909	$270,540	$749,854

The distribution by credit rating (using the lower of S&P and Moody's ratings) was as follows:

	As of March 31, 2013
	Banking Institutions	Other Financial Institutions	Other Corporate	Total
	(in thousands of U.S. Dollars)
AAA	$250,132	$2,075	$—	$252,207
AA	68,578	25,473	57,603	151,654
A	112,337	3,361	180,139	295,837
BBB	12,070	—	26,947	39,017
BB	3,131	—	1,197	4,328
B	2,157	—	4,364	6,521
Not rated	—	—	290	290
European corporate holdings	$448,405	$30,909	$270,540	$749,854

As of March 31, 2013, we held corporate securities issued by European banking institutions with a fair value of $448.4 million, distributed as follows:

	As of March 31, 2013
	Fair Value	% of Total
	(in thousands of U.S. Dollars)
European Investment Bank	$71,765	16.0%
KFW	60,564	13.5%
HSBC Holdings plc	31,623	7.1%
Credit Suisse Group	30,061	6.7%
UBS AG	28,420	6.3%
Lloyds Banking Group plc	25,855	5.8%
Barclays plc	23,927	5.3%
Nordea Bank AB	21,696	4.8%
BNP Paribas SA	20,460	4.6%
All other	134,034	29.9%
European banking institution holdings	$448,405	100.0%
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
We are able to redeem the hedge fund portfolio on the same terms that the underlying funds can be liquidated. In general, the funds in which we are invested require at least 30 days notice of redemption, and may be redeemed on a monthly, quarterly, semi-annual, annual or longer basis, depending on the fund. The timing of the redemption maybe be impacted if the funds in which we invest have a lock up period (this refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem), a gate imposed (where the fund has denied or delayed a redemption in order to allow the execution of an orderly redemption process) or the fund has invested a portion of their assets in illiquid securities, such as private equity and convertible debt, through a side pocket. The majority of our hedge fund portfolio is redeemable within one year, and the imposition of gates by certain funds is not expected to significantly impact our cash flow needs. Based upon information provided by the fund managers, as of March 31, 2013, we estimate that over 81% of the underlying assets held by our hedge fund portfolio are traded securities or have broker quotes available.
Due to the uncertainty surrounding the timing of the redemption of the underlying assets within funds with gates and side-pockets, we have included these funds in the greater than 365 days category in the table below. If we requested full redemptions for all of our holdings in the funds, the tables below indicate our best estimate of the earliest date from March 31, 2013 on which such redemptions might be received. This estimate is based on available information from the funds and is subject to significant change.

	As of March 31, 2013
	Fair Value	% of Hedge fund portfolio
	(in thousands of U.S. Dollars)
Liquidity:
Within 90 days	$168,217	57.8%
Between 91 to 180 days	65,173	22.4%
Between 181 to 365 days	16,574	5.7%
Greater than 365 days	40,897	14.1%
Total hedge funds	$290,861	100.0%
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
Losses and benefits recoverable from reinsurers. Losses and benefits recoverable from reinsurers totaled $1,304.1 million as of March 31, 2013 compared to $1,289.6 million as of December 31, 2012, an increase of 1.1%. This increase resulted principally from additional losses ceded under our reinsurance and retrocessional agreements resulting from net earned premiums during the quarter ended March 31, 2013, partially offset by amounts recovered.

Losses recoverable from reinsurers on property and casualty business were $1,272.5 million and $1,257.6 million as of March 31, 2013 and December 31, 2012, respectively. Benefits recoverable from reinsurers on life and annuity business were $31.6 million and $32.0 million as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, 85.9% of our losses and benefits recoverable were with reinsurers rated “A” or above by A.M. Best Company, 7.6% were rated “A-” and the remaining 6.5% were with “NR-not rated” reinsurers. Grand Central Re, a Bermuda domiciled reinsurance company in which Alterra Bermuda has a 7.5% equity investment, is our largest “NR—not rated” retrocessionaire and accounted for 2.6% of our losses and benefits recoverable as of March 31, 2013. As security for outstanding loss obligations, we retain funds from Grand Central Re amounting to 134.5% of its loss recoverable obligations. Of the remaining amounts with “NR-not rated” retrocessionaires, we retain collateral equal to 77.6% of the losses and benefits recoverable. Our losses and benefits recoverable are not due for payment until the underlying loss has been paid. As of March 31, 2013, 96.6% of our losses and benefits recoverable were not due for payment.
Liabilities for property and casualty losses. Property and casualty losses totaled $4,686.7 million as of March 31, 2013 compared to $4,690.3 million as of December 31, 2012, an decrease of 0.1%. During the quarter ended March 31, 2013, we incurred gross losses of $272.3 million and we paid $245.5 million in property and casualty losses. Included in gross losses was gross favorable development on prior year reserves of $22.1 million, excluding reserve movements related to changes in premium estimates. Net of reinsurance, we paid $200.7 million in property and casualty losses during the quarter ended March 31, 2013.
As of March 31, 2013 and December 31, 2012 our gross property and casualty loss reserves by type and by segment were as follows:

	As of March 31, 2013			As of December 31, 2012
	Case	IBNR	Total	Case	IBNR	Total
	(Expressed in thousands of U.S. Dollars)
Global Insurance
Casualty	$410,613	$817,146	$1,227,759	$387,694	$802,063	$1,189,757
Property	112,919	57,688	170,607	115,988	65,992	181,980
	523,532	874,834	1,398,366	503,682	868,055	1,371,737

U.S. Insurance
Casualty	75,004	237,989	312,993	77,814	219,129	296,943
Property	144,241	125,891	270,132	149,347	136,956	286,303
	219,245	363,880	583,125	227,161	356,085	583,246

Reinsurance
Casualty	592,993	1,102,959	1,695,952	572,280	1,102,007	1,674,287
Property	256,877	244,639	501,516	230,778	315,353	546,131
	849,870	1,347,598	2,197,468	803,058	1,417,360	2,220,418

Alterra at Lloyd's
Casualty	56,719	225,672	282,391	49,937	232,275	282,212
Property	93,310	132,045	225,355	99,508	133,223	232,731
	150,029	357,717	507,746	149,445	365,498	514,943

Total	$1,742,676	$2,944,029	$4,686,705	$1,683,346	$3,006,998	$4,690,344

Casualty	$1,135,329	$2,383,766	$3,519,095	$1,087,725	$2,355,474	$3,443,199
Property	607,347	560,263	1,167,610	595,621	651,524	1,247,145
Total	$1,742,676	$2,944,029	$4,686,705	$1,683,346	$3,006,998	$4,690,344
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
Liabilities for life and annuity benefits. Life and annuity benefits totaled $1,124.6 million at March 31, 2013 compared to $1,159.5 million as of December 31, 2012. The decrease was principally attributable to benefits payments exceeding the change in estimate of the life and annuity benefits liability balance, together with a decrease in the Euro foreign exchange rate. We paid $26.4 million of benefit payments during the quarter ended March 31, 2013.
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
On April 16, 2007, Alterra USA privately issued $100.0 million principal amount of 7.20% senior notes due April 14, 2017 with interest payable on April 16 and October 16 of each year. The senior notes are Alterra USA’s senior unsecured obligations and rank equally in right of payment with all existing and future senior unsecured indebtedness of Alterra USA. The senior notes are fully and unconditionally guaranteed by Alterra. The principal amount of the senior notes outstanding as of March 31, 2013 was $90.6 million.
Shareholders’ equity. Our shareholders’ equity increased to $2,875.4 million as of March 31, 2013 from $2,839.7 million as of December 31, 2012, an increase of 1.3%, principally due to net income generated of $99.2 million in the quarter ended March 31, 2013, partially offset by a decrease in accumulated other comprehensive income of $51.4 million, which was mostly driven by a decrease in net unrealized gains on investments.
Liquidity. We generated $28.9 million of cash from operations during the quarter ended March 31, 2013 compared to $68.0 million for the quarter ended March 31, 2012. The principal factors that impact our operating cash flow are premium collections and payments, and the timing of loss and benefit payments and recoveries.
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
While we tailor our fixed maturities portfolios in an effort to match the duration of expected loss and benefit payments, increased loss amounts or settlement of losses and benefits earlier than anticipated can result in greater cash needs. We maintain a significant working cash balance and have generated positive cash flow from operations in each of our last eight years of operating history. We also have the ability to borrow an additional $250.0 million using our current credit facilities, subject to certain conditions. Our largest credit facility, a $1,100.0 million four-year secured facility, expires in December 2015. Our unrestricted cash and cash equivalents balance was $958.1 million as of March 31, 2013. We believe that we currently maintain sufficient liquidity to cover existing requirements and provide for contingent liquidity. Nonetheless, significant deviations in expected loss and benefit payments can occur, potentially requiring us to liquidate a portion of our fixed maturities portfolios. If we need to liquidate our fixed maturities securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated as of March 31, 2013. We believe that our portfolio has sufficient liquidity to mitigate this risk, and we believe that we can continue to hold any potentially illiquid position until we can initiate an appropriately priced transaction.

A closing condition of the Merger Agreement requires us to have $500.0 million of cash available on closing of the Merger. We believe we have sufficient liquid investments together with cash generated from operations to meet this requirement.
As a holding company, Alterra’s principal source of funds is from interest income on cash balances and cash dividends from its subsidiaries, including Alterra Bermuda. The payment of dividends by Alterra Bermuda is limited under Bermuda insurance laws. In particular, Alterra Bermuda may not declare or pay any dividends if it is in breach of its minimum solvency or liquidity levels under Bermuda law or if the declaration or payment of the dividends would cause it to fail to meet the minimum solvency or liquidity levels under Bermuda law. As of March 31, 2013, Alterra Bermuda met all minimum solvency and liquidity requirements.
In the ordinary course of business, we are required to provide letters of credit or other regulatory approved security to certain of our clients to meet contractual and regulatory requirements. As of March 31, 2013, we had two U.S. dollar denominated letter of credit facilities totaling $1,175.0 million with an additional $500.0 million available, subject to certain conditions. On that date, we had $527.1 million in letters of credit outstanding under these facilities. We also had a British pound sterling, or GBP, denominated letter of credit facility of GBP 30.0 million ($45.6 million) to support our London branch of Alterra Europe, of which GBP 16.8 million ($25.5 million) was utilized as of March 31, 2013. Each of our credit facilities requires that we comply with certain financial covenants, which may include covenants related to maximum debt to capital ratio, minimum consolidated tangible net worth, minimum insurer financial strength rating and restrictions on the payment of dividends. We were in compliance with all of the financial covenants of each of our credit facilities as of March 31, 2013.
As of March 31, 2013, we provided $290.3 million in Funds at Lloyds. These amounts are not available for distribution for the payment of dividends. Our Funds at Lloyd’s commitments are met using cash and fixed maturity securities. Our corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution or the payment of dividends.
Capital resources. As of March 31, 2013, total shareholders’ equity was $2,875.4 million compared to $2,839.7 million as of December 31, 2012, an increase of 1.3%. On May 21, 2010, we filed a shelf registration statement on Form S-3 (File No. 333-167035) with the U.S. Securities and Exchange Commission (“SEC”) that permits us to periodically issue debt securities, common shares, preferred shares, depository shares, warrants, share-purchase contracts and share purchase units. The shelf registration statement expires on May 20, 2013. The shelf registration statement also covers debt securities of Alterra Finance and trust preferred securities of Alterra Capital Trust I.
In September 2010, Alterra Finance issued $350.0 million principal amount of 6.25% senior notes due September 30, 2020 with interest payable on March 30 and September 30 of each year pursuant to the shelf registration statement. The senior notes are guaranteed by Alterra.
In April 2007, Alterra USA sold $100.0 million aggregate principal amount of 7.20% senior notes due April 14, 2017, of which $90.6 million principal amount was outstanding as of March 31, 2013. The senior notes are guaranteed by Alterra.
We believe that we have sufficient capital to meet our foreseeable financial obligations.
We may repurchase our securities from time to time through the open market, privately negotiated transactions or Rule 10b5-1 stock trading plans. During the quarter ended March 31, 2013, we repurchased 200,282 common shares for $6.2 million. These purchases were not made pursuant to a publicly announced repurchase plan or program. As of March 31, 2013, the aggregate amount available under our Board approved share repurchase plan was $301.7 million.
Ratings are an important factor in establishing the competitive position of reinsurance and insurance companies and are important to our ability to market our products. We have a financial strength rating for our non-Lloyd’s reinsurance and insurance subsidiaries from each of A.M. Best, Fitch, Moody’s, and S&P. These ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. They are not evaluations directed toward the protection of investors in securities issued by Alterra. The Syndicates share the Lloyd’s market ratings.
As of March 31, 2013, we were rated as follows:

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
On February 5, 2013, we declared a dividend to shareholders of $0.16 per share for an aggregate amount of $15.3 million. Future cash dividends are at the discretion of the Board of Directors and will be dependent upon our results of operations, cash flows, financial position and capital requirements and upon general business conditions, legal, tax, regulatory and contractual restrictions on the payment of dividends and other factors the Board of Directors deems relevant.
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

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
	(Expressed in thousands of U.S. Dollars, except share and per share amounts)
Net income	$99,184	$79,024
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax (a)	(22,578)	(11,247)
Net foreign exchange (gains) losses, net of tax	(12)	(21)
Merger and acquisition expenses	626	—
Net operating income	$77,220	$67,756

Net income per diluted share	$0.99	$0.77
Net realized and unrealized (gains) losses on investments not included in operating income, net of tax (a)	(0.22)	(0.11)
Net foreign exchange losses, net of tax	—	—
Merger and acquisition expenses	0.01	—
Net operating income per diluted share	$0.77	$0.66

Weighted average common shares outstanding - basic	95,721,183	101,002,884
Weighted average common shares outstanding - diluted	100,513,656	103,154,081

Average shareholders’ equity (b)	$2,857,540	$2,830,249

Annualized return on average shareholders’ equity	13.9%	11.2%
Annualized net operating return on average shareholders’ equity	10.8%	9.6%
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

(b)	Average shareholders’ equity is computed as the average shareholders’ equity balances.

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
As of March 31, 2013, 96.8% of the securities held in our fixed maturities portfolio, by carrying value, were rated Baa3/BBB- or above. As of March 31, 2013, the weighted average credit rating of our fixed maturities portfolio was Aa2/AA. Under our current fixed maturities investment guidelines, securities in our fixed maturities portfolio, when purchased, generally must have a minimum rating of Baa3/BBB-, or its equivalent, from at least one internationally recognized statistical rating organization. Our guidelines permit three of our investment managers (managing approximately 2.0% of our invested assets by fair value as of March 31, 2013) to follow an opportunistic strategy, allowing them to purchase securities below investment-grade; however, no more than 10.0% of their holdings may be rated below B3/B-. In addition, a minimum weighted average credit quality rating of Aa3/AA-, or its equivalent, must be maintained for our fixed maturities investment portfolio as a whole. As of March 31, 2013, the impact on the fixed maturities investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 4.8%, or approximately $313.4 million, and the impact on the fixed maturities investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 5.3%, or approximately $341.9 million.
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
As of March 31, 2013, the estimated impact on the hedge fund portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 3.8%, or approximately $11.1 million, and the impact on the hedge fund portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 3.8%, or approximately $11.1 million. Another method that attempts to measure portfolio risk is Value-at-Risk, or VaR. VaR is a statistical risk measure, calculating the level of potential losses that could be expected to be exceeded, over a specified holding period and at a given level of confidence, in normal market conditions, and is expressed as a percentage of the portfolio’s initial value. Since the VaR approach is based on historical positions and market data, VaR results should not be viewed as an absolute and predictive gauge of future financial performance or as a way for us to predict risk. As of March 31, 2013, our hedge fund portfolio’s VaR was estimated to be 10.0% at the 99.0% level of confidence and with a three-month time horizon.
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
As of March 31, 2013, an evaluation of the effectiveness of the design and operation of our disclosure controls was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls were effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when our periodic reports are being prepared.

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
Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was such a change during the quarter ended March 31, 2013 in respect of additional internal controls over the sale of fixed maturity securities.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company's insurance and reinsurance subsidiaries are subject to litigation and arbitration in the normal course of their operations. These disputes principally relate to claims on policies of insurance and contracts of reinsurance and are typical for the Company and for participants in the property and casualty insurance and reinsurance industries in general. Such legal proceedings are considered in connection with estimating the Company's reserve for property and casualty losses. An estimate of any amounts payable under such proceedings is included in the reserve for property and casualty losses in the consolidated balance sheet. As of April 30, 2013, based on available information, it was the opinion of the Company's management that the ultimate resolution of pending or threatened litigation or arbitrations, both individually and in the aggregate, would not have a material effect on the Company's financial condition, results of operations or liquidity.
ITEM 1A. Risk Factors
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2012 Annual Report on Form 10-K filed on February 28, 2013. There were no material changes from these risk factors during the three months ended March 31, 2013.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchase our common shares and/or securities convertible into common shares from time to time through the open market, privately negotiated transactions and Rule 10b5-1 stock trading plans. During the three months ended March 31, 2013, we repurchased 200,282 common shares for $6.2 million. As of March 31, 2013, the aggregate amount available under our Board-approved repurchase plan was $301.7 million.
The table below sets forth the information with respect to purchases made by or on behalf of Alterra or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(January 1, 2013 to January 31, 2013)	—	$—	—	$ 301.7 million
(February 1, 2013 to February 28, 2013)	5,006	$30.97	—	$ 301.7 million
(March 1, 2013 to March 31, 2013)	195,276	$30.70	—	$ 301.7 million
Total (January 1, 2013 to March 31, 2013) (1)(2)	200,282	$30.71	—	$ 301.7 million

(1)
On September 17, 2001, our Board of Directors approved a share repurchase plan providing for repurchases of our common shares. The repurchase plan has been increased from time to time at the election of our Board of Directors. The most recent increase was on November 6, 2012 when our Board of Directors authorized an additional $100.0 million in repurchases.

(2)
During the three months ended March 31, 2013, we purchased 200,282 of our common shares in connection with our employee benefit plans, including, as applicable, purchases associated with the exercise of options and the vesting of restricted stock and restricted stock unit awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 3. Defaults Upon Senior Securities
None.

ALTERRA CAPITAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit	Description

10.1
Amendment No. 1 dated February 7, 2013 to the Credit Agreement among Alterra Capital Holdings Limited, Alterra Bermuda Limited and Alterra Reinsurance USA, as borrowers, various financial institutions as lenders, Bank of America, N.A., as administrative agent, fronting bank and letter of credit administrator (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 11, 2013).

10.2
Amendment No. 12 to Credit Agreement and Consent No. 1 dated February 11, 2013 to the Credit Agreement with The Bank of Nova Scotia (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on February 11, 2013).

10.3
Amendment, dated February 26, 2013, to Employment Agreement, dated June 1, 2011, between Alterra Capital Holdings Limited and W. Marston Becker (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 26, 2013).

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

101
The following information from Alterra Capital Holdings Limited's Quarterly Report on Form 10-Q for the three months ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Interim Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alterra Capital Holdings Limited

/s/ W. MARSTON BECKER
Name:	W. Marston Becker
Title:	Chief Executive Officer
Date:	April 30, 2013

/s/ JOSEPH W. ROBERTS
Name:	Joseph W. Roberts
Title:	Executive Vice President and Chief Financial Officer
Date:	April 30, 2013

/s/ DAVID F. SHEAD
Name:	David F. Shead
Title:	Chief Accounting Officer
Date:	April 30, 2013