Form 10-K/A
period 2012-12-31
ALTERRA CAPITAL HOLDINGS Ltd
filed 2013-05-10
CIK 1141719

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $1,940,068,561 based on the closing price of the registrant’s common shares on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant who are identified as “named executive officers” pursuant to Item 11 of this Form 10-K, (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares and (iv) any shareholder that has one or more of its affiliates on the registrant’s board of directors. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
The number of shares of the registrant’s common shares outstanding as of April 24, 2013 was 96,321,967.
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment No. 2”) of Alterra Capital Holdings Limited (“Alterra”) amends Alterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 as amended by Amendment No. 1 of Alterra to the Original Form 10-K filed with the SEC on April 30, 2013 (the “Form 10-K”).
This Amendment No. 2 is being filed in response to comments from the staff of the SEC to amend the disclosure under Item 9A. Controls and Procedures of Part II of our Form 10-K to state management’s assessment of the effectiveness of internal control over financial reporting.
Updated Certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are also included in this amendment.
Except as described in this explanatory note, no other information in the Form 10-K is being modified or amended by this Amendment No. 2, and this Amendment No. 2 does not otherwise reflect events occurring after February 28, 2013, which is the filing date of the Form 10-K.

Part II

Item 9A. Controls and Procedures.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
The attestation report issued by our independent registered public accounting firm, KPMG Audit Limited, on the effectiveness of the Company's internal control over financial reporting is included on page 102.
Management evaluated whether there was a change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the quarter ended December 31, 2012.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

Exhibits
Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Alterra Capital Holdings Limited filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013

ALTERRA CAPITAL HOLDINGS LIMITED

/S/ W. MARSTON BECKER
W. Marston Becker
Chief Executive Officer